Form 10-Q
period 2021-03-31
Ally Financial Inc.
filed 2021-05-03
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission file number: 1-3754
Ally Financial Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-0572512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Ally Detroit Center
500 Woodward Avenue, Floor 10
Detroit, Michigan 48226
(Address of principal executive offices)
(Zip Code)
(866) 710-4623
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ALLY	NYSE
8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I	ALLY PRA	NYSE
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
Yes ☐                    No ☑
At April 29, 2021, the number of shares outstanding of the Registrant’s common stock was 370,680,573 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
ABS	Asset-backed securities
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956 as amended
BHC	Bank holding company
BMC	Better Mortgage Company
Board	Ally Board of Directors
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977 as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as amended
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act as amended
ERMC	Enterprise Risk Management Committee
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991 as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999 as amended
GM	General Motors Company
IB Finance	IB Finance Holding Company, LLC
IRA	Individual retirement account
LCR	Liquidity coverage ratio
LIBOR	London Interbank Offered Rate
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NYSE	New York Stock Exchange
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
RV	Recreational vehicle
RWA	Risk-weighted asset
SEC	U.S. Securities and Exchange Commission
Series 2 TRUPS	8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I
SOFR	Secured Overnight Financing Rate
SPE	Special-purpose entity
Stellantis	Stellantis N.V.
TDR	Troubled debt restructuring
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions)	2021	2020
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,582	$1,742
Interest on loans held-for-sale	5	2
Interest and dividends on investment securities and other earning assets	131	226
Interest on cash and cash equivalents	4	14
Operating leases	370	367
Total financing revenue and other interest income	2,092	2,351
Interest expense
Interest on deposits	306	592
Interest on short-term borrowings	1	17
Interest on long-term debt	250	348
Total interest expense	557	957
Net depreciation expense on operating lease assets	163	248
Net financing revenue and other interest income	1,372	1,146
Other revenue
Insurance premiums and service revenue earned	280	277
Gain (loss) on mortgage and automotive loans, net	36	(12)
Loss on extinguishment of debt	(1)	—
Other gain (loss) on investments, net	123	(79)
Other income, net of losses	127	80
Total other revenue	565	266
Total net revenue	1,937	1,412
Provision for credit losses	(13)	903
Noninterest expense
Compensation and benefits expense	395	360
Insurance losses and loss adjustment expenses	63	74
Other operating expenses	485	486
Total noninterest expense	943	920
Income (loss) from continuing operations before income tax expense	1,007	(411)
Income tax expense (benefit) from continuing operations	211	(92)
Net income (loss) from continuing operations	796	(319)
Net income (loss)	$796	$(319)
Other comprehensive (loss) income, net of tax	(604)	583
Comprehensive income	$192	$264
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
(in dollars) (a)	2021	2020
Basic earnings per common share
Net income (loss) from continuing operations	$2.12	$(0.85)
Net income (loss)	$2.12	$(0.85)
Diluted earnings per common share (b)
Net income (loss) from continuing operations	$2.11	$(0.85)
Net income (loss)	$2.11	$(0.85)
Cash dividends declared per common share	$0.19	$0.19
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Due to the antidilutive effect of the net loss from continuing operations for the three months ended March 31, 2020, basic weighted-average common shares outstanding was used to calculate basic and diluted earnings per share.
Refer to Note 15 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents
Noninterest-bearing	$747	$724
Interest-bearing	15,031	14,897
Total cash and cash equivalents	15,778	15,621
Equity securities	1,068	1,071
Available-for-sale securities (amortized cost of $33,336 and $28,936) (a)	33,446	29,830
Held-to-maturity securities (fair value of $1,250 and $1,331)	1,197	1,253
Loans held-for-sale, net	630	406
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	113,076	118,534
Allowance for loan losses	(3,152)	(3,283)
Total finance receivables and loans, net	109,924	115,251
Investment in operating leases, net	9,944	9,639
Premiums receivable and other insurance assets	2,725	2,679
Other assets	7,167	6,415
Total assets	$181,879	$182,165
Liabilities
Deposit liabilities
Noninterest-bearing	$155	$128
Interest-bearing	139,430	136,908
Total deposit liabilities	139,585	137,036
Short-term borrowings	—	2,136
Long-term debt	20,503	22,006
Interest payable	453	412
Unearned insurance premiums and service revenue	3,487	3,438
Accrued expenses and other liabilities	3,226	2,434
Total liabilities	167,254	167,462
Contingencies (refer to Note 22)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 503,643,221 and 501,237,055; and outstanding 371,804,633 and 374,674,415)	21,566	21,544
Accumulated deficit	(3,555)	(4,278)
Accumulated other comprehensive income	27	631
Treasury stock, at cost (131,838,588 and 126,562,640 shares)	(3,413)	(3,194)
Total equity	14,625	14,703
Total liabilities and equity	$181,879	$182,165
(a)Refer to Note 6 for discussion of investment securities pledged as collateral.
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

($ in millions)	March 31, 2021	December 31, 2020
Assets
Finance receivables and loans, net
Consumer automotive	$8,551	$7,630
Commercial	3,911	5,868
Allowance for loan losses	(307)	(285)
Total finance receivables and loans, net	12,155	13,213
Other assets	1,266	983
Total assets	$13,421	$14,196
Liabilities
Long-term debt	$3,553	$4,158
Accrued expenses and other liabilities	4	3
Total liabilities	$3,557	$4,161
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total equity
Balance at December 31, 2019	$21,438	$(4,057)	$123	$(3,088)	$14,416
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2016-13		(1,017)			(1,017)
Balance at January 1, 2020	$21,438	$(5,074)	$123	$(3,088)	$13,399
Net loss		(319)			(319)
Share-based compensation	32				32
Other comprehensive income			583		583
Common stock repurchases				(104)	(104)
Common stock dividends ($0.19 per share)		(72)			(72)
Balance at March 31, 2020	$21,470	$(5,465)	$706	$(3,192)	$13,519
Balance at December 31, 2020	$21,544	$(4,278)	$631	$(3,194)	$14,703
Net income		796			796
Share-based compensation	22				22
Other comprehensive loss			(604)		(604)
Common stock repurchases				(219)	(219)
Common stock dividends ($0.19 per share)		(73)			(73)
Balance at March 31, 2021	$21,566	$(3,555)	$27	$(3,413)	$14,625
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2021	2020
Operating activities
Net income (loss)	$796	$(319)
Reconciliation of net income (loss) to net cash provided by operating activities
Depreciation and amortization	373	386
Provision for credit losses	(13)	903
(Gain) loss on mortgage and automotive loans, net	(36)	12
Other (gain) loss on investments, net	(123)	79
Loss on extinguishment of debt	1	—
Originations and purchases of loans held-for-sale	(1,175)	(366)
Proceeds from sales and repayments of loans held-for-sale	1,137	300
Net change in
Deferred income taxes	(19)	(87)
Interest payable	41	69
Other assets	78	44
Other liabilities	105	(290)
Other, net	5	83
Net cash provided by operating activities	1,170	814
Investing activities
Purchases of equity securities	(472)	(625)
Proceeds from sales of equity securities	589	117
Purchases of available-for-sale securities	(10,116)	(4,565)
Proceeds from sales of available-for-sale securities	2,327	3,817
Proceeds from repayments of available-for-sale securities	3,612	1,623
Purchases of held-to-maturity securities	(63)	—
Proceeds from repayments of held-to-maturity securities	118	70
Purchases of finance receivables and loans held-for-investment	(930)	(925)
Proceeds from sales of finance receivables and loans initially held-for-investment	164	1
Originations and repayments of finance receivables and loans held-for-investment and other, net	5,783	900
Purchases of operating lease assets	(1,269)	(1,138)
Disposals of operating lease assets	780	568
Net change in nonmarketable equity investments	29	(92)
Other, net	(100)	(76)
Net cash provided by (used in) investing activities	452	(325)

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2021	2020
Financing activities
Net change in short-term borrowings	(2,136)	3,963
Net increase in deposits	2,545	1,565
Proceeds from issuance of long-term debt	56	788
Repayments of long-term debt	(1,340)	(3,939)
Repurchases of common stock	(219)	(104)
Dividends paid	(73)	(72)
Net cash (used in) provided by financing activities	(1,167)	2,201
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	2	(4)
Net increase in cash and cash equivalents and restricted cash	457	2,686
Cash and cash equivalents and restricted cash at beginning of year	16,574	4,380
Cash and cash equivalents and restricted cash at March 31,	$17,031	$7,066
Supplemental disclosures
Cash paid for
Interest	$492	$869
Income taxes	4	2
Noncash items
Loans held-for-sale transferred to finance receivables and loans held-for-investment	4	11
Additions of property and equipment	46	—
Finance receivables and loans held-for-investment transferred to loans held-for-sale	329	—
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

March 31, ($ in millions)	2021	2020
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$15,778	$6,161
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	1,253	905
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$17,031	$7,066
(a)Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 10 for additional details describing the nature of restricted cash balances.
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
Our accounting and reporting policies conform to U.S. GAAP. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Certain reclassifications may have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation, which did not have a material impact on our Condensed Consolidated Financial Statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect income and expenses during the reporting period and related disclosures. In developing the estimates and assumptions, management uses all available evidence; however, actual results could differ because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes. Our most significant estimates pertain to the allowance for loan losses, valuations of automotive lease assets and residuals, fair value of financial instruments, and the determination of the provision for income taxes.
The Condensed Consolidated Financial Statements at March 31, 2021, and for the three months ended March 31, 2021, and 2020, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed on February 24, 2021, with the SEC.
Significant Accounting Policies
Income Taxes
In calculating the provision for interim income taxes, in accordance with ASC 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. This method differs from that described in Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K, which describes our annual significant income tax accounting policy and related methodology.
Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K regarding additional significant accounting policies.
Recently Adopted Accounting Standards
Reference Rate Reform (ASU 2021-01)
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope of ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, indicating that certain optional expedients and exceptions included in ASU 2020-04 are applicable to derivative instruments affected by the market-wide change in interest rates used for discounting, margining, or contract price alignment. We adopted the amendments in this ASU immediately upon issuance in January 2021 on a prospective basis and will apply this guidance, along with the guidance from ASU 2020-04, as contracts are modified through December 2022. The adoption did not have an immediate direct impact on our financial statements. We do not expect there to be a material impact to our financial statements.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents a disaggregated view of our revenue from contracts with customers. For further information regarding our revenue recognition policies and details about the nature of our respective revenue streams, refer to Note 1 and Note 3 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2021
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$155	$—	$—	$—	$155
Remarketing fee income	27	—	—	—	—	27
Brokerage commissions and other revenue	—	—	—	—	20	20
Deposit account and other banking fees	—	—	—	—	6	6
Brokered/agent commissions	—	4	—	—	—	4
Other	6	—	—	—	—	6
Total revenue from contracts with customers	33	159	—	—	26	218
All other revenue	29	220	40	26	32	347
Total other revenue (d)	$62	$379	$40	$26	$58	$565
2020
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$143	$—	$—	$—	$143
Remarketing fee income	17	—	—	—	—	17
Brokerage commissions and other revenue	—	—	—	—	13	13
Deposit account and other banking fees	—	—	—	—	4	4
Brokered/agent commissions	—	4	—	—	—	4
Other	5	—	—	—	—	5
Total revenue from contracts with customers	22	147	—	—	17	186
All other revenue (e)	25	(10)	10	13	42	80
Total other revenue (d)	$47	$137	$10	$13	$59	$266
(a)We had opening balances of $3.0 billion and $2.9 billion in unearned revenue associated with outstanding contracts at December 31, 2020, and December 31, 2019, respectively, and $225 million and $214 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended March 31, 2021, and March 31, 2020, respectively.
(b)At March 31, 2021, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $620 million in 2021, $757 million in 2022, $659 million in 2023, $483 million in 2024, and $513 million thereafter. At March 31, 2020, we had unearned revenue of $2.9 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.8 billion at both December 31, 2020, and March 31, 2021, and recognized $132 million of expense during the three months ended March 31, 2021. We had deferred insurance assets of $1.7 billion at both December 31, 2019, and March 31, 2020, and recognized $125 million of expense during the three months ended March 31, 2020.
(d)Represents a component of total net revenue. Refer to Note 21 for further information on our reportable operating segments.
(e)Insurance operations for the three months ended March 31, 2020, include $132 million of insurance premiums and service revenue earned and $142 million of net losses on investment securities.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $64 million for the three months ended March 31, 2021, and $2 million for the three months ended March 31, 2020, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
3.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended March 31,
($ in millions)	2021	2020
Late charges and other administrative fees	$31	$21
Remarketing fees	27	17
Income (loss) from equity-method investments	14	(1)
Gain on nonmarketable equity investments, net	4	—
Other, net	51	43
Total other income, net of losses	$127	$80
4.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2021	2020
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$129	$122
Less: Reinsurance recoverable	90	88
Net reserves for insurance losses and loss adjustment expenses at January 1,	39	34
Net insurance losses and loss adjustment expenses incurred related to:
Current year	64	72
Prior years (a)	(1)	2
Total net insurance losses and loss adjustment expenses incurred	63	74
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(36)	(46)
Prior years	(23)	(24)
Total net insurance losses and loss adjustment expenses paid or payable	(59)	(70)
Net reserves for insurance losses and loss adjustment expenses at March 31,	43	38
Plus: Reinsurance recoverable	89	104
Total gross reserves for insurance losses and loss adjustment expenses at March 31,	$132	$142
(a)There have been no material adverse changes to the reserve for prior years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
5.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended March 31,
($ in millions)	2021	2020
Insurance commissions	$136	$126
Technology and communications	78	79
Lease and loan administration	55	38
Advertising and marketing	41	44
Property and equipment depreciation	36	34
Professional services	33	31
Vehicle remarketing and repossession	21	23
Regulatory and licensing fees	18	29
Occupancy	15	16
Non-income taxes	6	7
Amortization of intangible assets	5	5
Other	41	54
Total other operating expenses	$485	$486

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

	March 31, 2021				December 31, 2020
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,743	$7	$(44)	$1,706	$783	$20	$—	$803
U.S. States and political subdivisions	1,031	36	(3)	1,064	1,046	50	(1)	1,095
Foreign government	169	5	(2)	172	167	9	—	176
Agency mortgage-backed residential	21,346	395	(223)	21,518	18,053	538	(3)	18,588
Mortgage-backed residential	2,284	30	(2)	2,312	2,595	49	(4)	2,640
Agency mortgage-backed commercial	4,272	74	(194)	4,152	4,063	139	(13)	4,189
Asset-backed	470	4	—	474	420	5	—	425
Corporate debt	2,021	53	(26)	2,048	1,809	105	—	1,914
Total available-for-sale securities (a) (b) (c) (d) (e)	$33,336	$604	$(494)	$33,446	$28,936	$915	$(21)	$29,830
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,197	$66	$(13)	$1,250	$1,253	$79	$(1)	$1,331
Total held-to-maturity securities (e) (f)	$1,197	$66	$(13)	$1,250	$1,253	$79	$(1)	$1,331
(a)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $13 million at both March 31, 2021, and December 31, 2020.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 17 for additional information.
(c)Available-for-sale securities with a fair value of $163 million and $145 million at March 31, 2021, and December 31, 2020, respectively, were pledged for purposes as required by contractual obligation or law. Under these agreements, we granted the counterparty the right to sell or pledge the underlying investment securities.
(d)Totals do not include accrued interest receivable, which was $92 million and $90 million at March 31, 2021, and December 31, 2020, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(e)There was no allowance for credit losses recorded at March 31, 2021, or December 31, 2020, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(f)Totals do not include accrued interest receivable, which was $3 million at both March 31, 2021, and December 31, 2020. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2021
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$1,706	1.1%	$12	0.1%	$495	1.0%	$1,199	1.1%	$—	—%
U.S. States and political subdivisions	1,064	3.0	44	1.5	106	2.5	227	2.6	687	3.2
Foreign government	172	1.9	14	1.8	94	1.9	64	1.9	—	—
Agency mortgage-backed residential	21,518	2.7	—	—	—	—	33	2.0	21,485	2.7
Mortgage-backed residential	2,312	3.0	—	—	—	—	32	2.9	2,280	3.0
Agency mortgage-backed commercial	4,152	1.9	—	—	—	—	1,675	2.3	2,477	1.7
Asset-backed	474	2.5	—	—	338	2.8	111	1.3	25	3.2
Corporate debt	2,048	2.4	127	2.8	804	2.5	1,097	2.4	20	2.3
Total available-for-sale securities	$33,446	2.5	$197	2.3	$1,837	2.1	$4,438	2.0	$26,974	2.6
Amortized cost of available-for-sale securities	$33,336		$195		$1,797		$4,423		$26,921
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,197	3.0%	$—	—%	$—	—%	$—	—%	$1,197	3.0%
Total held-to-maturity securities	$1,197	3.0	$—	—	$—	—	$—	—	$1,197	3.0
December 31, 2020
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$803	1.2%	$13	0.1%	$708	1.1%	$82	1.7%	$—	—%
U.S. States and political subdivisions	1,095	3.0	49	1.4	103	2.3	228	2.7	715	3.3
Foreign government	176	2.1	9	1.7	86	2.3	81	1.9	—	—
Agency mortgage-backed residential	18,588	3.1	—	—	—	—	37	2.0	18,551	3.1
Mortgage-backed residential	2,640	3.1	—	—	—	—	36	2.9	2,604	3.1
Agency mortgage-backed commercial	4,189	1.9	—	—	—	—	1,628	2.3	2,561	1.7
Asset-backed	425	2.9	—	—	349	3.0	49	1.8	27	3.1
Corporate debt	1,914	2.7	155	2.7	625	2.9	1,077	2.6	57	2.1
Total available-for-sale securities	$29,830	2.8	$226	2.3	$1,871	2.2	$3,218	2.4	$24,515	3.0
Amortized cost of available-for-sale securities	$28,936		$224		$1,808		$3,022		$23,882
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,253	3.0%	$—	—%	$—	—%	$—	—%	$1,253	3.0%
Total held-to-maturity securities	$1,253	3.0	$—	—	$—	—	$—	—	$1,253	3.0
(a)Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.
The balances of cash equivalents were $20 million and $25 million at March 31, 2021, and December 31, 2020, respectively, and were composed primarily of money-market funds and short-term securities, including U.S. Treasury bills.
The following table presents interest and dividends on investment securities.

	Three months ended March 31,
($ in millions)	2021	2020
Taxable interest	$114	$205
Taxable dividends	5	5
Interest and dividends exempt from U.S. federal income tax	5	3
Interest and dividends on investment securities	$124	$213

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended March 31,
($ in millions)	2021	2020
Available-for-sale securities
Gross realized gains	$32	$105
Net realized gains on available-for-sale securities	32	105
Net realized gain on equity securities	74	1
Net unrealized gain (loss) on equity securities	17	(185)
Other gain (loss) on investments, net	$123	$(79)
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of March 31, 2021, and December 31, 2020. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch. They represent a composite of the ratings or, where credit ratings cannot be sourced from the agencies, are presented based on the asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of March 31, 2021, and December 31, 2020. We have not recorded any interest income reversals on our held-to-maturity securities during the three months ended March 31, 2021, or 2020.

	March 31, 2021		December 31, 2020
($ in millions)	AA	Total (a)	AA	Total (a)
Debt securities
Agency mortgage-backed residential	$1,197	$1,197	$1,253	$1,253
Total held-to-maturity securities	$1,197	$1,197	$1,253	$1,253
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
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K. As of March 31, 2021, and December 31, 2020, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result of this evaluation, management determined that no credit reserves were required at March 31, 2021, or December 31, 2020. We have not recorded any interest income reversals on our available-for-sale securities during the three months ended March 31, 2021, or 2020.

	March 31, 2021				December 31, 2020
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,297	$(44)	$—	$—	$3	$—	$—	$—
U.S. States and political subdivisions	186	(3)	—	—	83	(1)	—	—
Foreign government	46	(2)	—	—	7	—	—	—
Agency mortgage-backed residential	9,289	(223)	—	—	1,225	(3)	—	—
Mortgage-backed residential	361	(2)	5	—	316	(4)	—	—
Agency mortgage-backed commercial	2,731	(194)	—	—	926	(13)	—	—
Asset-backed	68	—	—	—	11	—	—	—
Corporate debt	785	(26)	4	—	59	—	5	—
Total available-for-sale securities	$14,763	$(494)	$9	$—	$2,630	$(21)	$5	$—

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
During the three months ended March 31, 2021, and 2020, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.
7.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	March 31, 2021	December 31, 2020
Consumer automotive (a)	$73,998	$73,668
Consumer mortgage
Mortgage Finance (b)	12,445	14,632
Mortgage — Legacy (c)	458	495
Total consumer mortgage	12,903	15,127
Consumer other (d)	490	407
Total consumer	87,391	89,202
Commercial
Commercial and industrial
Automotive	15,132	19,082
Other	5,541	5,242
Commercial real estate	5,012	5,008
Total commercial	25,685	29,332
Total finance receivables and loans (e) (f)	$113,076	$118,534
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 17 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $7 million and $8 million at March 31, 2021, and December 31, 2020, respectively. All of these loans have exited the interest-only period.
(c)Includes loans originated as interest-only mortgage loans of $27 million and $30 million at March 31, 2021, and December 31, 2020, respectively, of which 99% have exited the interest-only period.
(d)Includes $8 million of finance receivables at both March 31, 2021, and December 31, 2020, for which we have elected the fair value option.
(e)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.1 billion and $2.0 billion at March 31, 2021, and December 31, 2020, respectively.
(f)Totals do not include accrued interest receivable, which was $506 million and $587 million at March 31, 2021, and December 31, 2020, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months ended March 31, 2021, and March 31, 2020, respectively.

Three months ended March 31, 2021 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at December 31, 2020	$2,902	$33	$73	$275	$3,283
Charge-offs (b)	(284)	(2)	(8)	(14)	(308)
Recoveries	187	3	—	—	190
Net charge-offs	(97)	1	(8)	(14)	(118)
Provision for credit losses	4	(7)	3	(13)	(13)
Other	—	(1)	1	—	—
Allowance at March 31, 2021	$2,809	$26	$69	$248	$3,152
(a)Excludes $8 million of finance receivables at both March 31, 2021, and December 31, 2020, for which we have elected the fair value option.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for information regarding our charge-off policies.

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
(a)Excludes $10 million and $11 million of finance receivables at March 31, 2020, and December 31, 2019, respectively, for which we have elected the fair value option.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for information regarding our charge-off policies.
During the second half of March 2020, the U.S. economy experienced a significant deterioration driven by the COVID-19 pandemic, which impacted our allowance for loan losses. Primarily as a result of the deterioration in the macroeconomic outlook from COVID-19, we recorded additional reserves through provision expense in the first quarter of 2020. During the first quarter of 2021, the economic outlook continued to improve which resulted in reductions in our allowance for loan losses in the period.
The following table presents information about significant sales of finance receivables and loans and transfers of finance receivables and loans from held for investment to held for sale based on net carrying value.

	Three months ended March 31,
($ in millions)	2021	2020
Consumer mortgage	$329	$—
Total sales and transfers	$329	$—
The following table presents information about significant purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended March 31,
($ in millions)	2021	2020
Consumer automotive	$577	$360
Consumer mortgage	188	484
Total purchases of finance receivables and loans	$765	$844

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Nonaccrual Loans
The following tables present the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of March 31, 2021, and December 31, 2020.

		March 31, 2021
($ in millions)	Nonaccrual status at Jan. 1, 2021	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,256	$1,173	$554
Consumer mortgage
Mortgage Finance	67	63	23
Mortgage — Legacy	35	32	27
Total consumer mortgage	102	95	50
Consumer other	3	2	—
Total consumer	1,361	1,270	604
Commercial
Commercial and industrial
Automotive	40	17	1
Other	116	150	85
Commercial real estate	5	2	2
Total commercial	161	169	88
Total finance receivables and loans	$1,522	$1,439	$692
(a)Represents a component of nonaccrual status at end of period.

		December 31, 2020
($ in millions)	Nonaccrual status at Jan. 1, 2020	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$762	$1,256	$604
Consumer mortgage
Mortgage Finance	17	67	18
Mortgage — Legacy	40	35	28
Total consumer mortgage	57	102	46
Consumer other	2	3	—
Total consumer	821	1,361	650
Commercial
Commercial and industrial
Automotive	73	40	10
Other	138	116	41
Commercial real estate	4	5	5
Total commercial	215	161	56
Total finance receivables and loans	$1,036	$1,522	$706
(a)Represents a component of nonaccrual status at end of period.
During both the three months ended March 31, 2021, and March 31, 2020, we recorded interest income from cash payments of $2 million, associated with finance receivables and loans in nonaccrual status.
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
The following tables present the amortized cost basis of our consumer finance receivables and loans by credit quality indicator based on delinquency status and origination year.

	Origination year							Revolving loans converted to term
March 31, 2021 ($ in millions)	2021	2020	2019	2018	2017	2016 and prior	Revolving loans		Total
Consumer automotive
Current	$8,900	$24,842	$17,404	$10,794	$6,114	$4,362	$—	$—	$72,416
30–59 days past due	9	205	285	223	153	146	—	—	1,021
60–89 days past due	1	59	92	67	44	42	—	—	305
90 or more days past due	—	34	71	59	42	50	—	—	256
Total consumer automotive	8,910	25,140	17,852	11,143	6,353	4,600	—	—	73,998
Consumer mortgage
Mortgage Finance
Current	762	3,099	1,805	1,333	1,733	3,611	—	—	12,343
30–59 days past due	—	11	6	7	6	14	—	—	44
60–89 days past due	—	2	1	4	2	5	—	—	14
90 or more days past due	—	1	5	9	4	25	—	—	44
Total Mortgage Finance	762	3,113	1,817	1,353	1,745	3,655	—	—	12,445
Mortgage — Legacy
Current	—	—	—	—	—	109	286	31	426
30–59 days past due	—	—	—	—	—	2	2	1	5
60–89 days past due	—	—	—	—	—	2	—	—	2
90 or more days past due	—	—	—	—	—	17	6	2	25
Total Mortgage — Legacy	—	—	—	—	—	130	294	34	458
Total consumer mortgage	762	3,113	1,817	1,353	1,745	3,785	294	34	12,903
Consumer other
Current	173	248	39	10	3	1	—	—	474
30–59 days past due	1	2	1	—	—	—	—	—	4
60–89 days past due	—	2	—	—	—	—	—	—	2
90 or more days past due	—	2	—	—	—	—	—	—	2
Total consumer other (a)	174	254	40	10	3	1	—	—	482
Total consumer	$9,846	$28,507	$19,709	$12,506	$8,101	$8,386	$294	$34	$87,383
(a)Excludes $8 million of finance receivables at March 31, 2021, for which we have elected the fair value option.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2020 ($ in millions)	2020	2019	2018	2017	2016	2015 and prior	Revolving loans		Total
Consumer automotive
Current	$27,255	$19,204	$12,129	$7,060	$3,678	$1,766	$—	$—	$71,092
30–59 days past due	281	466	376	264	174	97	—	—	1,658
60–89 days past due	66	165	129	88	55	32	—	—	535
90 or more days past due	32	108	96	71	46	30	—	—	383
Total consumer automotive	27,634	19,943	12,730	7,483	3,953	1,925	—	—	73,668
Consumer mortgage
Mortgage Finance
Current	3,432	2,410	1,744	2,254	1,177	3,492	—	—	14,509
30–59 days past due	10	9	10	11	7	16	—	—	63
60–89 days past due	1	1	3	2	1	3	—	—	11
90 or more days past due	1	5	8	10	4	21	—	—	49
Total Mortgage Finance	3,444	2,425	1,765	2,277	1,189	3,532	—	—	14,632
Mortgage — Legacy
Current	—	—	—	—	—	121	303	36	460
30–59 days past due	—	—	—	—	—	4	2	—	6
60–89 days past due	—	—	—	—	—	2	—	—	2
90 or more days past due	—	—	—	—	—	20	5	2	27
Total Mortgage — Legacy	—	—	—	—	—	147	310	38	495
Total consumer mortgage	3,444	2,425	1,765	2,277	1,189	3,679	310	38	15,127
Consumer other
Current	306	53	13	4	1	—	—	—	377
30–59 days past due	9	3	1	—	—	—	—	—	13
60–89 days past due	4	1	—	1	—	—	—	—	6
90 or more days past due	2	1	—	—	—	—	—	—	3
Total consumer other (a)	321	58	14	5	1	—	—	—	399
Total consumer	$31,399	$22,426	$14,509	$9,765	$5,143	$5,604	$310	$38	$89,194
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
•Special mention — Loans that have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the institution’s credit position at some future date.
•Substandard — Loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. These loans have a well-defined weakness or weakness that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
•Doubtful — Loans that have all the weaknesses inherent in those classified as substandard, with the additional characteristic that the weaknesses make collection or liquidation in full, based on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The regulatory risk classification utilized is influenced by internal credit risk ratings, which are based on a variety of factors. A borrower’s internal credit risk rating is updated at least annually, and more frequently when a borrower’s credit profile changes, including when we become aware of potential credit deterioration. The following tables present the amortized cost basis of our commercial finance receivables and loans by credit quality indicator based on risk rating and origination year.

	Origination year							Revolving loans converted to term
March 31, 2021 ($ in millions)	2021	2020	2019	2018	2017	2016 and prior	Revolving loans		Total
Commercial and industrial
Automotive
Pass	$130	$632	$209	$52	$81	$82	$12,272	$—	$13,458
Special mention	10	31	22	48	46	41	1,425	—	1,623
Substandard	—	2	2	1	—	1	45	—	51
Doubtful	—	—	—	—	—	—	—	—	—
Total automotive	140	665	233	101	127	124	13,742	—	15,132
Other
Pass	122	532	628	269	201	199	2,443	85	4,479
Special mention	—	75	143	84	101	181	107	17	708
Substandard	—	33	25	—	139	76	25	20	318
Doubtful	—	—	—	—	6	27	2	1	36
Total other	122	640	796	353	447	483	2,577	123	5,541
Commercial real estate
Pass	167	1,142	918	785	538	1,105	—	3	4,658
Special mention	7	66	130	50	32	51	—	—	336
Substandard	—	—	—	—	3	13	—	—	16
Doubtful	—	—	—	—	—	2	—	—	2
Total commercial real estate	174	1,208	1,048	835	573	1,171	—	3	5,012
Total commercial	$436	$2,513	$2,077	$1,289	$1,147	$1,778	$16,319	$126	$25,685

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2020 ($ in millions)	2020	2019	2018	2017	2016	2015 and prior	Revolving loans		Total
Commercial and industrial
Automotive
Pass	$869	$220	$58	$91	$76	$34	$15,433	$—	$16,781
Special mention	48	23	59	52	9	18	2,013	—	2,222
Substandard	3	2	—	—	1	—	72	—	78
Doubtful	—	—	—	—	—	—	1	—	1
Total automotive	920	245	117	143	86	52	17,519	—	19,082
Other
Pass	536	622	244	210	81	69	2,142	76	3,980
Special mention	76	169	123	190	102	115	123	43	941
Substandard	33	26	—	108	—	77	21	20	285
Doubtful	—	—	—	6	—	27	2	1	36
Total other	645	817	367	514	183	288	2,288	140	5,242
Commercial real estate
Pass	1,108	928	799	580	651	512	—	2	4,580
Special mention	38	132	116	32	49	43	—	—	410
Substandard	—	—	—	3	6	7	—	—	16
Doubtful	—	—	—	—	2	—	—	—	2
Total commercial real estate	1,146	1,060	915	615	708	562	—	2	5,008
Total commercial	$2,711	$2,122	$1,399	$1,272	$977	$902	$19,807	$142	$29,332
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
March 31, 2021
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$15,132	$15,132
Other	—	—	5	5	5,536	5,541
Commercial real estate	3	—	2	5	5,007	5,012
Total commercial	$3	$—	$7	$10	$25,675	$25,685
December 31, 2020
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$19,082	$19,082
Other	—	—	—	—	5,242	5,242
Commercial real estate	—	—	2	2	5,006	5,008
Total commercial	$—	$—	$2	$2	$29,330	$29,332
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For consumer automotive loans, we may offer several types of assistance to aid our customers, including payment extensions and rewrites of the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at amortized cost were $2.4 billion and $2.2 billion at March 31, 2021, and December 31, 2020, respectively.

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
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $17 million and $14 million at March 31, 2021, and December 31, 2020, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for additional information.
The following table presents information related to finance receivables and loans recorded at amortized cost modified in connection with a TDR during the period.

	2021			2020
Three months ended March 31, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive	25,590	$472	$466	22,800	$340	$318
Consumer mortgage
Mortgage Finance	5	4	4	10	4	4
Mortgage — Legacy	1	—	—	32	4	4
Total consumer mortgage	6	4	4	42	8	8
Total consumer	25,596	476	470	22,842	348	326
Commercial and industrial
Automotive	—	—	—	1	7	7
Other	1	33	33	—	—	—
Total commercial	1	33	33	1	7	7
Total finance receivables and loans	25,597	$509	$503	22,843	$355	$333
The following table presents information about finance receivables and loans recorded at amortized cost that have redefaulted during the reporting period and were within 12 months or less of being modified as a TDR. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for additional information) except for commercial finance receivables and loans, where redefault is defined as 90 days past due.

	2021			2020
Three months ended March 31, ($ in millions)	Number of loans	Amortized cost	Charge-off amount	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	2,814	$33	$20	1,164	$13	$9
Consumer mortgage
Mortgage — Legacy	2	—	—	—	—	—
Total consumer finance receivables and loans	2,816	$33	$20	1,164	$13	$9
8.    Leasing
Ally as the Lessee
We have operating leases for our corporate facilities, which have remaining lease terms of 3 months to 11 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend the leases for periods that range from 1 year to 15 years. Some of those lease agreements also include options to terminate the leases in periods that range from approximately 5 years to 6 years after the commencement of the leases. We have not included any of these term extensions or termination provisions in our estimates of the lease term, as we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.
During both the three months ended March 31, 2021, and March 31, 2020, we paid $13 million in cash for amounts included in the measurement of lease liabilities. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the three months ended March 31, 2021, and March 31, 2020, we obtained $337 million and $35 million, respectively, of ROU assets in exchange for new lease liabilities. As of March 31, 2021, the weighted-average remaining lease term of our operating lease portfolio was 7 years, and the weighted-average discount rate was 2.19%, compared to 7 years and 2.21% as of December 31, 2020.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of March 31, 2021, and that have noncancelable lease terms expiring after March 31, 2021.

($ in millions)
2021	$33
2022	35
2023	26
2024	19
2025	17
2026 and thereafter	58
Total undiscounted cash flows	188
Difference between undiscounted cash flows and discounted cash flows	(12)
Total lease liability	$176
In March 2021, we commenced the lease for a new corporate facility in Charlotte, North Carolina, which includes an underlying purchase option that is reasonably expected to be executed. As a result, this lease facility is presented as a financing lease at March 31, 2021. The finance lease liability of $337 million, includes payments inherent in the purchase obligation. The expense associated with this lease for the period in which it met the criteria for classification as a finance lease was not material. We provided notice of our intent to exercise the purchase option in April 2021, and the purchase is tentatively scheduled to close in the second quarter of 2021. Additionally, we agreed to sublease a portion of this corporate facility in exchange for $13 million in future lease payments over a ten year lease term.
The following table details the components of total net operating lease expense.

	Three months ended March 31,
($ in millions)	2021	2020
Operating lease expense	$12	$13
Variable lease expense	2	2
Total lease expense, net (a)	$14	$15
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
When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of March 31, 2021, and December 31, 2020, consumer operating leases with a carrying value, net of accumulated depreciation, of $310 million and $352 million, respectively, were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table details our investment in operating leases.

($ in millions)	March 31, 2021	December 31, 2020
Vehicles	$11,434	$11,182
Accumulated depreciation	(1,490)	(1,543)
Investment in operating leases, net	$9,944	$9,639
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after March 31, 2021.

($ in millions)
2021	$1,114
2022	1,111
2023	655
2024	149
2025	11
2026 and thereafter	—
Total lease payments from operating leases	$3,040
We recognized operating lease revenue of $370 million for the three months ended March 31, 2021, and $367 million for the three months ended March 31, 2020. Depreciation expense on operating lease assets includes net remarketing gains recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended March 31,
($ in millions)	2021	2020
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$227	$250
Remarketing gains, net	(64)	(2)
Net depreciation expense on operating lease assets	$163	$248
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $5 million during the three months ended March 31, 2021, and $6 million during the three months ended March 31, 2020.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet was $482 million and $450 million as of March 31, 2021, and December 31, 2020, respectively. This includes lease payment receivables of $469 million and $437 million at March 31, 2021, and December 31, 2020, respectively, and unguaranteed residual assets of $13 million at both March 31, 2021, and December 31, 2020. Interest income on finance lease receivables was $6 million for both the three months ended March 31, 2021, and March 31, 2020, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after March 31, 2021.

($ in millions)
2021	$128
2022	141
2023	112
2024	82
2025	37
2026 and thereafter	21
Total undiscounted cash flows	521
Difference between undiscounted cash flows and discounted cash flows	(52)
Present value of lease payments recorded as lease receivable	$469

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
There were no sales of financial assets into nonconsolidated VIEs for either the three months ended March 31, 2021, or March 31, 2020.
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
Refer to Note 1 and Note 11 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for further description of our securitization activities and our involvement with VIEs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents our involvement in consolidated and nonconsolidated VIEs in which we hold variable interests. For additional detail related to the assets and liabilities of consolidated variable interest entities refer to the Condensed Consolidated Balance Sheet.

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
March 31, 2021
On-balance sheet variable interest entities
Consumer automotive	$19,157	(b)	$2,505	(c)
Commercial automotive	4,468		1,151
Off-balance sheet variable interest entities
Commercial other	1,332	(d)	533	(e)	—	1,755	(f)
Total	$24,957		$4,189		$—	$1,755
December 31, 2020
On-balance sheet variable interest entities
Consumer automotive	$17,833	(b)	$3,103	(c)
Commercial automotive	6,276		1,152
Off-balance sheet variable interest entities
Commercial other	1,295	(d)	529	(e)	—	1,754	(f)
Total	$25,404		$4,784		$—	$1,754
(a)Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.
(b)Includes $10.2 billion and $9.9 billion of assets that were not encumbered by VIE beneficial interests held by third parties at March 31, 2021, and December 31, 2020, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $99 million and $94 million of liabilities that were not obligations to third-party beneficial interest holders at March 31, 2021, and December 31, 2020, respectively.
(d)Amounts are classified as other assets.
(e)Amounts are classified as accrued expenses and other liabilities.
(f)For certain nonconsolidated affordable housing entities, maximum exposure to loss represents the yield we guaranteed investors through long-term guarantee contracts. The amount disclosed is based on the unlikely event that the yield delivered to investors in the form of low-income tax housing credits is recaptured. For nonconsolidated equity investments, maximum exposure to loss represents our outstanding investment, additional committed capital, and low-income housing tax credits subject to recapture. The amount disclosed is based on the unlikely event that our committed capital is funded, our investments become worthless, and the tax credits previously delivered to us are recaptured. This required disclosure is not an indication of our expected loss.
Cash Flows with Off-Balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive assets (for example, servicing) that were outstanding during the three months ended March 31, 2021, and 2020. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

	Three months ended March 31,
($ in millions)	2021	2020
Consumer automotive
Cash flows received on retained interests in securitization entities	$—	$4
Servicing fees	—	1
Total	$—	$5
Delinquencies and Net Credit Losses
We did not have any off-balance sheet securitizations or whole-loan sales where we have continuing involvement at March 31, 2021, or December 31, 2020. During the three months ended March 31, 2020, we recognized $1 million of net credit losses from off-balance sheet securitizations where we have continuing involvement.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
10.    Other Assets
The components of other assets were as follows.

($ in millions)	March 31, 2021	December 31, 2020
Property and equipment at cost	$1,620	$1,541
Accumulated depreciation	(844)	(815)
Net property and equipment	776	726
Restricted cash held for securitization trusts (a)	1,173	875
Investment in qualified affordable housing projects	1,086	1,095
Nonmarketable equity investments (b) (c)	889	915
Accrued interest, fees, and rent receivables	608	704
Equity-method investments (d)	370	320
Goodwill	343	343
Finance lease right-of-use assets (e)	337	—
Net deferred tax assets	263	94
Operating lease right-of-use assets	150	162
Other accounts receivable	139	166
Restricted cash and cash equivalents (f)	80	78
Net intangible assets (g)	46	50
Fair value of derivative contracts in receivable position (h)	18	17
Other assets	889	870
Total other assets	$7,167	$6,415
(a)Includes restricted cash collected from customer payments on securitized receivables, which are distributed by us to investors as payments on the related secured debt, and cash reserve deposits utilized as a form of credit enhancement for various securitization transactions.
(b)Includes investments in FHLB stock of $248 million and $276 million at March 31, 2021, and December 31, 2020, respectively; FRB stock of $449 million at both March 31, 2021, and December 31, 2020; and equity securities without a readily determinable fair value of $192 million and $189 million at March 31, 2021, and December 31, 2020, respectively, measured at cost with adjustments for impairment and observable changes in price.
(c)For the three months ended March 31, 2021, we recorded $2 million of upward adjustments and $1 million of impairments and downward adjustments related to equity securities without a readily determinable fair value, respectively. Securities held in our portfolio of equity securities without a readily determinable fair value as of March 31, 2021, include cumulative upward adjustments of $117 million and impairments and downward adjustments of $13 million through March 31, 2021.
(d)Primarily relates to investments made in connection with our CRA program.
(e)For additional information on finance lease right-of-use assets, refer to Note 8.
(f)Primarily represents a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements.
(g)Includes gross intangible assets of $109 million at both March 31, 2021, and December 31, 2020, and accumulated amortization of $63 million and $59 million at March 31, 2021, and December 31, 2020, respectively.
(h)For additional information on derivative instruments and hedging activities, refer to Note 17.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2020	$20	$27	$296	$343
Impairment losses	—	—	—	—
Goodwill at March 31, 2021	$20	$27	$296	$343
(a)Includes $153 million of goodwill associated with Ally Lending at both March 31, 2021, and December 31, 2020, and $143 million of goodwill associated with Ally Invest at both March 31, 2021, and December 31, 2020.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
11.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	March 31, 2021	December 31, 2020
Noninterest-bearing deposits	$155	$128
Interest-bearing deposits
Savings, money market, and checking accounts	90,468	83,698
Certificates of deposit	48,962	53,210
Total deposit liabilities	$139,585	$137,036
At March 31, 2021, and December 31, 2020, certificates of deposit included $24.2 billion and $25.8 billion, respectively, of those in denominations of $100 thousand or more. At March 31, 2021, and December 31, 2020, certificates of deposit included $8.2 billion and $8.6 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.
12.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	March 31, 2021			December 31, 2020
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes (b)	$—	$—	$—	$2,136	$—	$2,136
Total short-term borrowings	$—	$—	$—	$2,136	$—	$2,136
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
(b)On March 1, 2021, we terminated the offering of our demand notes program, and redeemed in full all outstanding demand notes.
Long-Term Debt
The following table presents the composition of our long-term debt portfolio.

	March 31, 2021			December 31, 2020
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$1,219	$4,418	$5,637	$647	$4,438	$5,085
Due after one year	10,583	4,283	14,866	11,367	5,554	16,921
Total long-term debt (b) (c)	$11,802	$8,701	$20,503	$12,014	$9,992	$22,006
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 17 for additional information.
(b)Includes $2.6 billion of trust preferred securities at both March 31, 2021, and December 31, 2020.
(c)Includes advances net of hedge basis adjustment from the FHLB of Pittsburgh of $5.1 billion and $5.8 billion at March 31, 2021, and December 31, 2020, respectively.
The following table presents the scheduled remaining maturity of long-term debt at March 31, 2021, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2021	2022	2023	2024	2025	2026 and thereafter	Total
Unsecured
Long-term debt	$608	$1,116	$2,117	$1,469	$2,362	$5,182	$12,854
Original issue discount	(37)	(54)	(60)	(67)	(72)	(762)	(1,052)
Total unsecured	571	1,062	2,057	1,402	2,290	4,420	11,802
Secured
Long-term debt	3,137	4,897	615	32	10	10	8,701
Total long-term debt	$3,708	$5,959	$2,672	$1,434	$2,300	$4,430	$20,503

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following summarizes assets restricted as collateral for the payment of the related debt obligation, primarily arising from securitization transactions accounted for as secured borrowings.

	March 31, 2021		December 31, 2020
($ in millions)	Total (a)	Ally Bank	Total (a)	Ally Bank
Consumer mortgage finance receivables	$12,799	$12,799	$14,979	$14,979
Consumer automotive finance receivables	10,808	10,462	9,953	9,510
Commercial finance receivables	3,921	3,921	10,866	10,866
Total assets restricted as collateral (b) (c)	$27,528	$27,182	$35,798	$35,355
Secured debt	$8,701	$8,436	$9,992	$9,634
(a)Ally Bank is a component of the total column.
(b)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $12.8 billion and $20.0 billion at March 31, 2021, and December 31, 2020, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans and investment securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $2.4 billion at both March 31, 2021, and December 31, 2020. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(c)Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 10 for additional information.
Trust Preferred Securities
At both March 31, 2021, and December 31, 2020, we had issued and outstanding approximately $2.6 billion in aggregate liquidation preference of Series 2 TRUPS. Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions are payable at an annual rate equal to three-month LIBOR plus 5.785% payable quarterly in arrears. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time may redeem the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case. The Series 2 TRUPS were issued prior to October 4, 2010, under the Emergency Economic Stabilization Act of 2008 and are not subject to phase-out from additional Tier 1 capital into Tier 2 capital. The amount of Series 2 TRUPS included in Ally’s Tier 1 capital was $2.5 billion at March 31, 2021. The amount represents the carrying amount of the Series 2 TRUPS less our common stock investment in the trust.
On April 22, 2021, we issued $1.35 billion of preferred stock, and announced our intent to use the proceeds to redeem in part the Series 2 TRUPS outstanding. Refer to Note 23 for additional information.
Funding Facilities
We utilize both committed secured credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Condensed Consolidated Balance Sheet.
The total capacity in our credit facilities is provided by banks through private transactions. The facilities can be revolving in nature, generally having an original tenor ranging from 364 days to two years, and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the commitment period. At March 31, 2021, all of our $460 million of capacity was revolving and of this balance, $175 million was from facilities with a remaining tenor greater than 364 days.
Committed Secured Credit Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Parent funding
Secured	$—	$—	$460	$560	$460	$560
Total committed secured credit facilities	$—	$—	$460	$560	$460	$560
(a)Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
13.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	March 31, 2021	December 31, 2020
Accounts payable	$943	$602
Unfunded commitments for investment in qualified affordable housing projects	529	525
Finance lease liabilities	337	—
Employee compensation and benefits	257	316
Operating lease liabilities	176	187
Reserves for insurance losses and loss adjustment expenses	132	129
Deferred revenue	124	104
Fair value of derivative contracts in payable position (a)	44	33
Net deferred tax liabilities	14	92
Cash collateral received from counterparties	6	6
Other liabilities	664	440
Total accrued expenses and other liabilities	$3,226	$2,434
(a)For additional information on derivative instruments and hedging activities, refer to Note 17.
14.    Accumulated Other Comprehensive Income
The following table presents changes, net of tax, in each component of accumulated other comprehensive income.

($ in millions)	Unrealized gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income
Balance at December 31, 2019	$208	$19	$2	$(106)	$123
Net change	453	(1)	128	3	583
Balance at March 31, 2020	$661	$18	$130	$(103)	$706
Balance at December 31, 2020	$640	$19	$82	$(110)	$631
Net change	(587)	1	(17)	(1)	(604)
Balance at March 31, 2021	$53	$20	$65	$(111)	$27
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.
(b)For additional information on derivative instruments and hedging activities, refer to Note 17.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive income.

Three months ended March 31, 2021 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(736)		$174		$(562)
Less: Net realized gains reclassified to income from continuing operations	32	(a)	(7)	(b)	25
Net change	(768)		181		(587)
Translation adjustments
Net unrealized gains arising during the period	3		(1)		2
Net investment hedges (c)
Net unrealized losses arising during the period	(2)		1		(1)
Cash flow hedges (c)
Less: Net realized gains reclassified to income from continuing operations	21	(d)	(4)	(b)	17
Defined benefit pension plans
Net unrealized losses arising during the period	(2)		1		(1)
Other comprehensive loss	$(790)		$186		$(604)
(a)Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.
(b)Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.
(c)For additional information on derivative instruments and hedging activities, refer to Note 17.
(d)Includes gains reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

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
(c)For additional information on derivative instruments and hedging activities, refer to Note 17.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
15.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended March 31,
($ in millions, except per share data; shares in thousands) (a)	2021	2020
Net income (loss) from continuing operations	$796	$(319)
Net income (loss) attributable to common stockholders	$796	$(319)
Basic weighted-average common shares outstanding (b)	375,229	375,723
Diluted weighted-average common shares outstanding (b) (c)	377,529	375,723
Basic earnings per common share
Net income (loss) from continuing operations	$2.12	$(0.85)
Net income (loss)	$2.12	$(0.85)
Diluted earnings per common share
Net income (loss) from continuing operations	$2.11	$(0.85)
Net income (loss)	$2.11	$(0.85)
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.
(c)Due to the antidilutive effect of the net loss from continuing operations for the three months ended March 31, 2020, basic weighted-average common shares outstanding was used to calculate basic and diluted earnings per share. During the three months ended March 31, 2020, there were 1.8 million in shares underlying share-based awards excluded because their inclusion would have been antidilutive. There were no antidilutive shares during the three months ended March 31, 2021.
16.    Regulatory Capital and Other Regulatory Matters
Ally is currently subject to enhanced prudential standards that were established by the FRB under the Dodd-Frank Act. Targeted amendments to the Dodd-Frank Act and other financial-services laws were enacted through the EGRRCP Act, including amendments that affect whether and, if so, how the FRB applies enhanced prudential standards to BHCs like us with $100 billion or more but less than $250 billion in total consolidated assets. Through final rules implementing these amendments—which are commonly known as the tailoring framework—the FRB and other U.S. banking agencies established four risk-based categories of prudential standards and capital and liquidity requirements for banking organizations with $100 billion or more in total consolidated assets. The most stringent standards and requirements apply to U.S. global systemically important BHCs, which are assigned to Category I. The assignment of other banking organizations to the remaining three categories is based on measures of size and four other risk-based indicators: cross-jurisdictional activity, wSTWF, nonbank assets, and off-balance-sheet exposure.
Under the tailoring framework, Ally is a Category IV firm and, as such, is (1) subject to supervisory stress testing on a two-year cycle, (2) required to submit an annual capital plan to the FRB, (3) exempted from company-run capital stress testing requirements, (4) required to maintain a buffer of unencumbered highly liquid assets to meet projected net stressed cash outflows over a 30-day planning horizon, (5) exempted from the requirements of the LCR and the net stable funding ratio provided that our average wSTWF continues to remain under $50 billion, and (6) exempted from the requirements of the supplementary leverage ratio, the countercyclical capital buffer, and single-counterparty credit limits. Refer to Note 20 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for additional details on the tailoring framework and other applicable capital and liquidity requirements.
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
Refer to Note 20 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for further discussion about regulatory developments.
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. In addition to these minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which for Ally was 3.5% and for Ally Bank was 2.5% as of March 31, 2021, as further described in the next paragraph. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%.
In March 2020, the FRB issued a final rule to more closely align forward-looking stress testing results with the FRB’s non-stress regulatory capital requirements for BHCs with $100 billion or more in total consolidated assets and other specified companies. The final rule introduced a stress capital buffer requirement based on firm-specific stress test performance and planned dividends, which for Ally replaced the fixed 2.5% component of the capital conservation buffer requirement. Refer to Note 20 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for details about changes to the CCAR process effected by the final rule. Under the final rule, Ally’s stress capital buffer requirement is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of risk-weighted assets. For a Category IV firm like Ally, the capital conservation buffer requirement comprises the stress capital buffer requirement. The capital conservation buffer requirement applicable to Ally’s depository-institution subsidiary, Ally Bank, continues to be a fixed 2.5%. Ally received its first preliminary stress capital buffer requirement from the FRB in June 2020, which was determined under this new methodology to be 3.5%, was finalized in August 2020, and became effective in October 2020. In June 2020, the FRB also announced its determination that changes in financial markets or the macroeconomic outlook could have a material effect on the risk profiles and financial conditions of firms subject to the capital-plan rule and that, as a result, the firms (including Ally) would be required to resubmit capital plans to the FRB within 45 days after receiving updated stress scenarios from the FRB. In September 2020, the FRB released two updated scenarios—severely adverse and alternative severe. We updated our capital plan in light of firm-specific baseline and stress scenarios, as required, and submitted our updated plan to the FRB in November 2020. In December 2020, the FRB publicly disclosed summary results of this second round of supervisory stress testing and extended its deadline for notifying firms about whether their stress capital buffer requirements will be recalculated to March 31, 2021. On March 25, 2021, the FRB further extended this deadline to June 30, 2021. Refer to the later section titled Capital Planning and Stress Tests for more information.
Under the capital conservation buffer requirement, the maximum amount of capital distributions and discretionary bonus payments that can be made by a banking organization, such as Ally or Ally Bank, is a function of its eligible retained income. During the COVID-19 pandemic, the FRB and other U.S. banking agencies expressed a concern that the definition of eligible retained income would not limit distributions in the gradual manner intended but instead could do so in a sudden and severe manner even if a banking organization were to experience only a modest reduction in its capital ratios. As a result, to better allow a banking organization to use its capital buffer as intended and continue lending in adverse conditions, the U.S. banking agencies issued an interim final rule that became effective in March 2020, and revised the definition of eligible retained income to the greater of (1) a banking organization’s net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (2) the average of a banking organization’s net income over the preceding four quarters. This interim final rule was adopted as final with no changes effective January 1, 2021.
Ally and Ally Bank are subject to the U.S. Basel III standardized approach for counterparty credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. While BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. In addition, under FDICIA, only well-capitalized and, with a waiver from the FDIC, adequately capitalized institutions may accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. At March 31, 2021, Ally Bank was well capitalized under the PCA framework.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes our capital ratios under U.S. Basel III.

	March 31, 2021		December 31, 2020		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,359	11.06%	$14,878	10.64%	4.50%	(b)
Ally Bank	17,879	13.68	17,567	13.38	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,795	12.82%	$17,289	12.37%	6.00%	6.00%
Ally Bank	17,879	13.68	17,567	13.38	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$20,240	14.58%	$19,778	14.15%	8.00%	10.00%
Ally Bank	19,513	14.93	19,210	14.63	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$17,795	9.78%	$17,289	9.41%	4.00%	(b)
Ally Bank	17,879	10.38	17,567	10.12	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally was required to maintain a minimum capital conservation buffer of 3.5% at both March 31, 2021, and December 31, 2020, and Ally Bank was required to maintain a minimum capital conservation buffer of 2.5% at both March 31, 2021, and December 31, 2020.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued an interim final rule that became effective for the first quarter of 2020 and that provides BHCs and banks with an alternative option to temporarily delay an estimate of the impact of CECL, relative to the incurred loss methodology for estimating the allowance for loan losses, on regulatory capital. The interim final rule was clarified and adjusted in a final rule that became effective in September 2020. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of March 31, 2021, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $1.2 billion.
At both March 31, 2021, and December 31, 2020, Ally and Ally Bank were “well-capitalized.” Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
Capital Planning and Stress Tests
Under the tailoring framework described earlier in the section titled Basel Capital Framework, we are generally subject to supervisory stress testing on a two-year cycle and exempted from mandated company-run capital stress testing requirements. We are also required to submit an annual capital plan to the FRB. Our annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a detailed description of our process for assessing capital adequacy, including a discussion of how we, under expected and stressful conditions, will maintain capital commensurate with our risks and above the minimum regulatory capital ratios, will serve as a source of strength to Ally Bank, and will maintain sufficient capital to continue our operations by maintaining ready access to funding, meeting our obligations to creditors and other counterparties, and continuing to serve as a credit intermediary.
We submitted our 2020 capital plan in April 2020, which included planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon. In June 2020, the FRB provided us with the results of the supervisory stress test, additional industry-wide sensitivity analyses conducted in light of the COVID-19 pandemic, and our preliminary stress capital buffer requirement. As described earlier in the section titled Basel Capital Framework, we updated our capital plan in light of revised stress scenarios from the FRB and submitted our updated plan to the FRB in November 2020. In December 2020, the FRB publicly disclosed summary results of its second round of supervisory stress testing and extended its deadline for notifying firms about whether their stress

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
capital buffer requirements will be recalculated to March 31, 2021. On March 25, 2021, the FRB further extended this deadline to June 30, 2021.
In June 2020, the FRB announced several actions to ensure that large firms, such as Ally, would remain resilient despite the economic uncertainty from the COVID-19 pandemic, including for the third quarter of 2020 (1) the suspension of repurchases by any firm of its common stock, except repurchases relating to issuances of common stock related to employee stock ownership plans, and (2) the disallowance of any increase by a firm in the amount of its common-stock dividends and the imposition of a common-stock dividend limit equal to the average of the firm’s net income for the four preceding calendar quarters. These restrictions were extended by the FRB for the fourth quarter of 2020. In December 2020, the FRB extended and modified these restrictions for the first quarter of 2021 to limit aggregate common-stock dividends and share repurchases to an amount equal to the average of the firm’s net income for the four preceding calendar quarters subject to specified exceptions. On March 25, 2021, the FRB extended these modified restrictions for the second quarter of 2021 and announced that, for a firm such as Ally that is not subject to the 2021 supervisory stress test and on a two-year cycle, the additional restrictions will end after June 30, 2021, and the firm’s stress capital buffer requirement based on the June 2020 supervisory stress test results will remain in place. The FRB, however, retains the discretion to change course and further extend these restrictions or impose different ones. On January 11, 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021 subject to restrictions imposed by the FRB.
In January 2021, the FRB issued a final rule effective April 5, 2021, to align its capital planning and stress capital buffer requirements with the tailoring framework. Under the final rule, unless otherwise directed by the FRB in specified circumstances, Ally and other Category IV firms are generally no longer required to calculate forward-looking projections of revenues, losses, reserves, and pro forma capital levels under scenarios provided by the FRB. Each firm continues to be required, however, to provide a forward-looking analysis of income and capital levels under expected and stressful conditions that are designed by the firm. In addition, for Category IV firms, the final rule updated the frequency of calculating the portion of the stress capital buffer derived from the supervisory stress test to every other year. These firms have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which they would not generally be subject to the supervisory stress test. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm would receive an updated stress capital buffer requirement that reflects its updated planned common-stock dividends. The final rule also includes reporting and other changes consistent with the tailoring framework. The deadline for electing to opt into the 2021 supervisory stress test was April 5, 2021, and Ally did not make such an election.
We submitted our 2021 capital plan on April 5, 2021, which includes planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon and other capital actions. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), impacts related to the COVID-19 pandemic, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.
The following table presents information related to our common stock and distributions to our common stockholders over the last five quarters.

	Common stock repurchased during period (a) (b)		Number of common shares outstanding		Cash dividends declared per common share (c)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2020
First quarter	$104	3,838	374,332	373,155	$0.19
Second quarter	—	53	373,155	373,837	0.19
Third quarter	1	9	373,837	373,857	0.19
Fourth quarter	1	37	373,857	374,674	0.19
2021
First quarter	$219	5,276	374,674	371,805	$0.19
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)On March 17, 2020, we announced the voluntary suspension of our stock-repurchase program through its termination on June 30, 2020. Consistent with the FRB’s restrictions on common-stock repurchases for large firms such as Ally, described above, we did not implement a new stock-repurchase program or repurchase shares of our common stock, except in connection with compensation plans, for the remainder of 2020. Refer to the discussion above for further details about this action.
(c)On April 13, 2021, our Board declared a quarterly cash dividend of $0.19 per share on all common stock, payable on May 14, 2021, to stockholders of record at the close of business on April 30, 2021. Refer to Note 23 for further information regarding this common stock dividend.

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
Credit Risk
We enter into various retail automotive-loan purchase agreements with certain counterparties. As part of those agreements, Ally may withhold a portion of the purchase price from the counterparty and be required to pay the counterparty all or part of the amount withheld at agreed upon measurement dates and determinable amounts if actual credit performance of the acquired loans on the measurement date is better than or equal to what was estimated at the time of acquisition. Based upon these terms, these contracts meet the accounting definition of a derivative.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the years ended March 31, 2021, or 2020.
We placed cash and noncash collateral totaling $1 million and $163 million, respectively, supporting our derivative positions at March 31, 2021, compared to $4 million and $145 million of cash and noncash collateral at December 31, 2020, in accounts maintained by counterparties. These amounts include collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 12 for details on the repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $4 million in accounts maintained by counterparties at March 31, 2021. This amount includes collateral received from clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. Refer to Note 12 for details on repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	March 31, 2021			December 31, 2020
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$17,945	$—	$—	$12,385
Foreign exchange contracts
Forwards	1	—	161	1	—	164
Total derivatives designated as accounting hedges	1	—	18,106	1	—	12,549
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	3	—	459	1	—	391
Written options	11	5	576	15	—	587
Total interest rate risk	14	5	1,035	16	—	978
Foreign exchange contracts
Futures and forwards	2	—	448	—	1	159
Total foreign exchange risk	2	—	448	—	1	159
Credit contracts (a)
Other credit derivatives	—	37	n/a	—	28	n/a
Total credit risk	—	37	n/a	—	28	n/a
Equity contracts
Written options	—	2	2	—	4	2
Purchased options	1	—	—	—	—	—
Total equity risk	1	2	2	—	4	2
Total derivatives not designated as accounting hedges	17	44	1,485	16	33	1,139
Total derivatives	$18	$44	$19,591	$17	$33	$13,688
n/a = not applicable.
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $66 million and $56 million as of March 31, 2021, and December 31, 2020, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Assets
Available-for-sale securities (b) (c)	$4,999	$1,259	$15	$39	$19	$28
Finance receivables and loans, net (d)	35,233	28,393	173	225	73	72
Liabilities
Long-term debt	$7,833	$8,656	$33	$169	$113	$203
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)The carrying amount of hedged available-for-sale securities is presented above using amortized cost and includes $3.5 billion and $592 million at March 31, 2021, and December 31, 2020, respectively, related to closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. Refer to Note 6 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)The amount that is identified as the last of layer in the open hedge relationship was $3.1 billion as of March 31, 2021. The basis adjustment associated with the open last of layer relationship was a $3 million liability as of March 31, 2021, which would be allocated across the entire remaining pool upon termination or maturity of the hedge relationship. The amount that has been identified as the last of layer in the discontinued hedge relationship was $1.4 billion and $1.2 billion as of March 31, 2021, and December 31, 2020, respectively. The basis adjustment associated with the discontinued last of layer relationship was a $16 million asset as of March 31, 2021, and a $20 million asset as of December 31, 2020, which was allocated across the entire remaining pool upon termination of the hedge relationship.
(d)The hedged item represents the carrying value of the hedged portfolio of assets. The amount identified as the last of layer in the open hedge relationship was $11.7 billion and $9.4 billion at March 31, 2021, and December 31, 2020, respectively. The basis adjustment associated with the open last-of-layer relationship was a $100 million asset as of March 31, 2021, and a $153 million asset as of December 31, 2020, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. The amount that is identified as the last of layer in the discontinued hedge relationship was $19.6 billion at March 31, 2021, and $18.5 billion at December 31, 2020. The basis adjustment associated with the discontinued last-of-layer hedge relationship was a $73 million asset and a $72 million asset as of March 31, 2021, and December 31, 2020, respectively, which was allocated across the entire remaining pool upon termination of the hedge relationship.
Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended March 31,
($ in millions)	2021	2020
Gain (loss) recognized in earnings
Interest rate contracts
Loss on mortgage and automotive loans, net	$(7)	$(15)
Total interest rate contracts	(7)	(15)
Foreign exchange contracts
Other income, net of losses	—	8
Other operating expenses	(2)	—
Total foreign exchange contracts	(2)	8
Credit contracts
Other income, net of losses	(8)	—
Total credit contracts	(8)	—
Total loss recognized in earnings	$(17)	$(7)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Three months ended March 31, ($ in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$139	$(170)
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	(139)	170
Hedged available-for-sale securities	—	—	(13)	41	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	13	(41)	—	—	—	—
Hedged fixed-rate consumer automotive loans	(39)	248	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	39	(248)	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	(1)	(3)	—	—
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive income into income	22	3	—	—	—	—	—	—
Total gain (loss) on cash flow hedging relationships	$22	$3	$—	$—	$(1)	$(3)	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$1,582	$1,742	$131	$226	$306	$592	$250	$348
During the next 12 months, we estimate $46 million of gains will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended March 31, ($ in millions)	2021	2020	2021	2020	2021	2020
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$1	$6
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	1	—
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(5)	(6)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	(2)	(1)	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	(1)	—	—	—
Amortization of deferred loan basis adjustments	(13)	(13)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held-for-investment	(30)	(9)	—	—	—	—
Total loss on fair value hedging relationships	(43)	(22)	(3)	(1)	(3)	—
Gain on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate commercial loans	—	1	—	—	—	—
Total gain on cash flow hedging relationships	$—	$1	$—	$—	$—	$—

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income.

	Three months ended March 31,
($ in millions)	2021	2020
Interest rate contracts
(Loss) gain recognized in other comprehensive income	$(21)	$169
The following table summarizes the effect of net investment hedges on accumulated other comprehensive income and the Condensed Consolidated Statement of Comprehensive Income.

	Three months ended March 31,
($ in millions)	2021	2020
Foreign exchange contracts (a) (b)
(Loss) gain recognized in other comprehensive income	$(2)	$12
(a)There were no amounts excluded from effectiveness testing for the three months ended March 31, 2021, or 2020.
(b)Gains and losses reclassified from accumulated other comprehensive income are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months ended March 31, 2021, or 2020.
18.    Income Taxes
We recognized total income tax expense from continuing operations of $211 million for the three months ended March 31, 2021, compared to an income tax benefit of $92 million for the same period in 2020. The increase in income tax expense for the three months ended March 31, 2021, compared to the same period in 2020, was primarily due to the tax effects of an increase in pretax earnings.
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
We purchase automotive finance receivables and loans from third parties as part of forward flow arrangements and, from time-to-time, execute opportunistic ad-hoc bulk purchases. As part of those agreements, Ally may withhold a portion of the purchase price from the counterparty and be required to pay the counterparty all or part of the amount withheld at agreed upon measurement dates and determinable amounts if actual credit performance of the acquired loans on the measurement date is better than or equal to what was estimated at the time of acquisition. Because these contracts meet the accounting definition of a derivative, we recognize a liability at fair value for these deferred purchase price payments. The fair value of these liabilities is determined using a discounted cash flow method. To estimate cash flows, we utilize various significant assumptions, including market observable inputs (for example, forward interest rates) and internally developed inputs (for example, prepayment speeds, delinquency levels, and expected credit losses). These liabilities are valued using internal loss models with unobservable inputs, and are classified as Level 3.
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

	Recurring fair value measurements
March 31, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$1,057	$—	$11	$1,068
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,706	—	—	1,706
U.S. States and political subdivisions	—	1,057	7	1,064
Foreign government	17	155	—	172
Agency mortgage-backed residential	—	21,518	—	21,518
Mortgage-backed residential	—	2,312	—	2,312
Agency mortgage-backed commercial	—	4,152	—	4,152
Asset-backed	—	474	—	474
Corporate debt	—	2,048	—	2,048
Total available-for-sale securities	1,723	31,716	7	33,446
Mortgage loans held-for-sale (b)	—	—	146	146
Finance receivables and loans, net
Consumer other (b)	—	—	8	8
Derivative contracts in a receivable position
Interest rate	—	—	14	14
Foreign currency	—	3	—	3
Other	1	—	—	1
Total derivative contracts in a receivable position	1	3	14	18
Total assets	$2,781	$31,719	$186	$34,686
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$—	$5	$5
Credit contracts	—	—	37	37
Equity contracts	2	—	—	2
Total derivative contracts in a payable position	2	—	42	44
Total liabilities	$2	$—	$42	$44
(a)Our direct investment in any one industry did not exceed 9%.
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

	Equity securities (a)		Available-for-sale securities		Mortgage loans held-for-sale (b) (c)		Finance receivables and loans, net (b) (d)		Interests retained in financial asset sales
($ in millions)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Assets
Fair value at January 1,	$7	$8	$7	$2	$91	$30	$8	$11	$—	$2
Net realized/unrealized gains (losses)
Included in earnings	4	(4)	—	—	28	5	2	(1)	—	—
Included in OCI	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	1	1,039	302	4	6	—	—
Sales	—	—	—	—	(1,012)	(269)	—	—	—	—
Issuances	—	—	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	(6)	(6)	—	(1)
Transfers into (out of) Level 3	—	—	—	—	—	—	—	—	—	—
Fair value at March 31,	$11	$4	$7	$3	$146	$68	$8	$10	$—	$1
Net unrealized gains (losses) still held at March 31,
Included in earnings	$4	$(4)	$—	$—	$1	$1	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—	—	—	—	—
(a)Net realized/unrealized gains (losses) are reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Carried at fair value due to fair value option elections.
(c)Net realized/unrealized gains (losses) are reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.
(d)Net realized/unrealized gains (losses) are reported as interest and fees on finance receivables and loans and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Derivative liabilities, net of derivative assets
($ in millions)	2021 (a)	2020 (b)
Liabilities
Fair value at January 1,	$12	$(2)
Net realized/unrealized losses (gains)
Included in earnings	15	(6)
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	1	—
Settlements	—	—
Transfers into (out of) Level 3	—	—
Fair value at March 31,	$28	$(8)
Net unrealized losses (gains) still held at March 31,
Included in earnings	$15	$(6)
Included in OCI	—	—
(a)Net realized/unrealized (gains) losses are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Net realized/unrealized (gains) losses are reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at March 31, 2021, and December 31, 2020, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
March 31, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$346	$346	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	14	14	(4)	n/m	(a)
Other	—	—	42	42	(23)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	56	56	(27)	n/m	(a)
Other assets
Nonmarketable equity investments	—	1	11	12	2	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	7	7	—	n/m	(a)
Total assets	$—	$1	$420	$421	$(25)	n/m
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
(c)Primarily relates to an investment in one entity for which there was a subsequent funding round. This subsequent funding round resulted in an observable price change in the value of our investment in the entity. Refer to Note 13 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for further discussion.
(d)The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.
Additionally, on April 30, 2020, we recognized a $50 million impairment of goodwill at Ally Invest. At the time of impairment, the fair value of goodwill at Ally Invest was classified as Level 3 under the fair value hierarchy. Refer to Note 13 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for further discussion.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at March 31, 2021, and December 31, 2020.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
March 31, 2021
Financial assets
Held-to-maturity securities	$1,197	$—	$1,250	$—	$1,250
Loans held-for-sale, net	484	—	—	485	485
Finance receivables and loans, net	109,916	—	—	116,955	116,955
FHLB/FRB stock (a)	697	—	697	—	697
Financial liabilities
Deposit liabilities	$50,962	$—	$—	$51,476	$51,476
Long-term debt	20,503	—	17,943	5,457	23,400
December 31, 2020
Financial assets
Held-to-maturity securities	$1,253	$—	$1,331	$—	$1,331
Loans held-for-sale, net	315	—	—	315	315
Finance receivables and loans, net	115,243	—	—	122,156	122,156
FHLB/FRB stock (a)	725	—	725	—	725
Financial liabilities
Deposit liabilities	$55,210	$—	$—	$55,932	$55,932
Short-term borrowings	2,136	—	—	2,136	2,136
Long-term debt	22,006	—	19,161	6,310	25,471
(a)Included in other assets on our Condensed Consolidated Balance Sheet.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At March 31, 2021, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 17.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
March 31, 2021
Assets
Derivative assets in net asset positions	$3	$—	$3	$—	$(3)	$—
Derivative assets in net liability positions	1	—	1	(1)	—	—
Derivative assets with no offsetting arrangements	14	—	14	—	—	14
Total assets	$18	$—	$18	$(1)	$(3)	$14
Liabilities
Derivative liabilities in net liability positions	$2	$—	$2	$(1)	$(1)	$—
Derivative liabilities with no offsetting arrangements	42	—	42	—	—	42
Total liabilities	$44	$—	$44	$(1)	$(1)	$42
December 31, 2020
Assets
Derivative assets in net liability positions	$1	$—	$1	$(1)	$—	$—
Derivative assets with no offsetting arrangements	16	—	16	—	—	16
Total assets	$17	$—	$17	$(1)	$—	$16
Liabilities
Derivative liabilities in net liability positions	$5	$—	$5	$(1)	$(1)	$3
Derivative liabilities with no offsetting arrangements	28	—	28	—	—	28
Total liabilities	$33	$—	$33	$(1)	$(1)	$31
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Financial information for our reportable operating segments is summarized as follows.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2021
Net financing revenue and other interest income	$1,206	$15	$23	$71	$57	$1,372
Other revenue	62	379	40	26	58	565
Total net revenue	1,268	394	63	97	115	1,937
Provision for credit losses	(22)	—	(4)	13	—	(13)
Total noninterest expense	487	253	44	31	128	943
Income (loss) from continuing operations before income tax expense	$803	$141	$23	$53	$(13)	$1,007
Total assets	$101,566	$9,221	$12,923	$6,421	$51,748	$181,879
2020
Net financing revenue and other interest income	$1,040	$14	$38	$68	$(14)	$1,146
Other revenue	47	137	10	13	59	266
Total net revenue	1,087	151	48	81	45	1,412
Provision for credit losses	766	—	1	114	22	903
Total noninterest expense	494	256	35	35	100	920
(Loss) income from continuing operations before income tax expense	$(173)	$(105)	$12	$(68)	$(77)	$(411)
Total assets	$111,554	$8,420	$16,135	$6,572	$39,846	$182,527
(a)Net financing revenue and other interest income after the provision for credit losses totaled $1.4 billion and $243 million for the three months ended March 31, 2021, and March 31, 2020, respectively.
22.    Contingencies and Other Risks
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
We accrue for a legal matter or other contingent exposure when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment after consultation with counsel. No assurance exists that our accruals will not need to be adjusted in the future. When a probable or reasonably possible loss on a legal matter or other contingent exposure could be material to our consolidated financial condition, results of operations, or cash flows, we provide disclosure in this note as prescribed by ASC Topic 450, Contingencies. Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for additional information related to our policy for establishing accruals.
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
Purported and Certified Class Actions
In March 2016, Ally filed an action against two buyers of a motor vehicle—Ally Financial Inc. v. Alberta Haskins and David Duncan, Case No. 16JE-AC01713-01, in the Circuit Court of Jefferson County, Missouri—for the purpose of collecting the deficiency that remained due under the retail installment sales contract after the buyers had defaulted and the vehicle had been repossessed and disposed of. In March 2017, the buyers filed a second amended answer and counterclaim on behalf of nationwide and Missouri classes, arguing that Ally’s pre- and post-disposition notices had violated Article 9 of the Uniform Commercial Code as adopted in each State and other applicable jurisdiction. The request for relief included an indeterminate amount of actual, statutory, and punitive damages as well as fees, costs, interest, and other remedies. In May 2018, the circuit court certified the nationwide and Missouri classes and denied Ally’s motion for partial summary judgment. In September 2018, the case was reassigned to a different circuit-court judge, and in February 2019, Ally filed a motion to decertify the nationwide and Missouri classes. In November 2019, the circuit court denied Ally’s motion to decertify. In December 2019, Ally filed a petition with the Missouri Court of Appeals and then with the Missouri Supreme Court for a writ prohibiting the circuit court from taking further action other than vacating the order denying decertification, but each of those petitions was denied. In June 2020, the buyers on behalf of the certified nationwide and Missouri classes filed a motion for partial summary judgment on liability and damages, including statutory damages, the waiver of amounts due, and prejudgment interest. These damages, if awarded by the court, could be significant. In August 2020, Ally filed a petition for a writ of certiorari with the United States Supreme Court—Ally Financial Inc. v. Alberta Haskins et al., No. 20-177—requesting review of the Missouri Supreme Court’s order denying Ally’s petition for a writ of prohibition. In December 2020, Ally—while maintaining its denial of any liability or wrongdoing and its other positions in the case—entered into a binding memorandum of understanding with the buyers, on behalf of the nationwide and Missouri classes, to fully settle the case. In January 2021, the United States Supreme Court granted a joint motion to defer consideration of Ally’s petition for a writ of certiorari. In March 2021, the parties executed and filed with the circuit court a class-action settlement agreement and release that includes provisions for a cash payment of $87.5 million by Ally, a waiver of $700 million in charged-off deficiency balances by Ally, a request by Ally that identified consumer reporting agencies delete specified trade lines, and a release by the nationwide and Missouri classes of related claims against Ally. The class-action settlement agreement and release was preliminarily approved by the circuit court in March 2021 but remains subject to the delivery of specified notices to class members, final approval by the circuit court, and related conditions. During the year ended December 31, 2020, Ally established an accrual of $87.5 million related to this matter.
In February 2021, a purported class action—Cheng et al. v. Ally Financial Inc. et al.—was filed in the U.S. District Court for the Northern District of California (Case No. 3:21-cv-00781). The complaint alleges that Ally and other defendants conspired to prevent or restrict retail investors from purchasing or otherwise acquiring long positions in specified equity securities and to force them instead to sell their positions in those securities at artificially lower prices. The claims include alleged violations of antitrust and unfair-competition laws, misleading public statements, breach of fiduciary duty and the implied covenant of good faith and fair dealing, negligence, and constructive fraud. The request for relief includes an indeterminate amount of damages, fees, costs, and interest, injunctive relief, and other remedies. Also in February 2021, three other purported class actions were filed—Clapp et al. v. Ally Financial Inc. et al. in the U.S. District Court for the Northern District of California (Case No. 3:21-cv-00896), Dechirico et al. v. Ally Financial Inc. et al. in the U.S. District Court for the Eastern District of New York (Case No. 1:21-cv-00677), and Ross et al. v. Ally Financial Inc. et al. in the U.S. District Court for the Southern District of Texas (Case No. 4:21-cv-00292). In March 2021, a fifth purported class action—Fox et al. v. Ally Financial Inc. et al.—was filed in the U.S. District Court for the District of Minnesota (Case No. 0:21-cv-00689). In April 2021, the U.S. Judicial Panel on Multidistrict Litigation consolidated all five of these cases into a multidistrict litigation proceeding in the U.S. District Court for the Southern District of Florida with the caption In re: January 2021 Short Squeeze Trading Litigation (Case No. 1:21-md-02989). Also in April 2021, a sixth purported class action—D’Agostino et al. v. Ally Financial Inc. et al.— was filed in the U.S. District Court for the Southern District of Florida (Case No. 1:21-cv-21458). The allegations and requested relief in the Clapp, Dechirico, Ross, Fox, and D’Agostino complaints are substantially similar to those included in the Cheng complaint. We intend to vigorously defend against these actions.
23.    Subsequent Events
Declaration of Quarterly Dividend
On April 13, 2021, our Board declared a quarterly cash dividend of $0.19 per share on all common stock. The dividend is payable on May 14, 2021, to stockholders of record at the close of business on April 30, 2021.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Series B Preferred Stock Offering and Partial Redemption of Trust Preferred Securities
On April 22, 2021, we issued 1,350,000 shares of 4.700% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B with $0.01 par value and liquidation preference of $1,000 per share. Dividends, if approved and declared by our Board, will be paid on a non-cumulative basis quarterly, in arrears, at a rate equal to (i) 4.700% from the original issue date to, but excluding, May 15, 2026, and (ii) from the May 15, 2026 dividend date and during each subsequent reset period at a rate per annum equal to the five-year treasury rate plus 3.868%. This instrument qualifies as an element of our additional Tier 1 capital under U.S. Basel III, and we intend to use the net proceeds from issuance to redeem a portion of our 8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I.
On April 22, 2021, we provided notice to The Bank of New York Mellon, in its capacity as trustee for our 8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I, that we intend to redeem $1.4 billion, or 56,000,000 shares of the outstanding Trust Preferred Securities at a par price of $25.00 per unit, plus accrued interest through the May 24, 2021 redemption date.

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
•changes in accounting standards or policies;
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
The following table presents selected Condensed Consolidated Statement of Comprehensive Income and earnings per common share data.

	Three months ended March 31,
($ in millions, except per share data; shares in thousands)	2021	2020
Total financing revenue and other interest income	$2,092	$2,351
Total interest expense	557	957
Net depreciation expense on operating lease assets	163	248
Net financing revenue and other interest income	1,372	1,146
Total other revenue	565	266
Total net revenue	1,937	1,412
Provision for credit losses	(13)	903
Total noninterest expense	943	920
Income (loss) from continuing operations before income tax expense	1,007	(411)
Income tax expense (benefit) from continuing operations	211	(92)
Net income (loss) from continuing operations	796	(319)
Net income (loss)	$796	$(319)
Basic earnings per common share (a):
Net income (loss) from continuing operations	$2.12	$(0.85)
Net income (loss)	2.12	(0.85)
Weighted-average common shares outstanding	375,229	375,723
Diluted earnings per common share (a)(b):
Net income (loss) from continuing operations	$2.11	$(0.85)
Net income (loss)	2.11	(0.85)
Weighted-average common shares outstanding	377,529	375,723
Common share information:
Cash dividends declared per common share	$0.19	$0.19
Period-end common shares outstanding	371,805	373,155
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers. Includes shares related to share-based compensation that vested but were not yet issued.
(b)Due to the antidilutive effect of the net loss from continuing operations for the three months ended March 31, 2020, basic weighted-average common shares outstanding was used to calculate basic and diluted earnings per share. Refer to Note 15 to the Condensed Consolidated Financial Statements for further information.
The following tables present selected Condensed Consolidated Balance Sheet and ratio data.

March 31, ($ in millions)	2021	2020
Selected period-end balance sheet data:
Total assets	$181,879	$182,527
Total deposit liabilities	$139,585	$122,324
Long-term debt	$20,503	$31,066
Total equity	$14,625	$13,519

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
	2021	2020
Financial ratios:
Return on average assets (a)	1.78%	(0.72)%
Return on average equity (a)	21.39%	(9.28)%
Equity to assets (a)	8.32%	7.73%
Common dividend payout ratio (b)	8.96%	n/m
Net interest spread (a) (c)	3.02%	2.45%
Net yield on interest-earning assets (a) (d)	3.16%	2.66%
n/m = not meaningful
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
We became subject to U.S. Basel III on January 1, 2015, although a number of its provisions—including capital buffers and certain regulatory capital deductions—were subject to a phase-in periods. For further information on U.S. Basel III, refer to Note 16 to the Condensed Consolidated Financial Statements. The following table presents selected regulatory capital data under U.S Basel III as subject to its transitional provisions.

	March 31,
($ in millions)	2021	2020
Common Equity Tier 1 capital ratio	11.06%	9.27%
Tier 1 capital ratio	12.82%	10.92%
Total capital ratio	14.58%	12.76%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	9.78%	8.92%
Total equity	$14,625	$13,519
CECL phase-in adjustment (b)	1,155	1,178
Goodwill and certain other intangibles	(378)	(445)
Deferred tax assets arising from net operating loss and tax credit carryforwards (c)	(36)	(20)
Other adjustments (d)	(7)	(688)
Common Equity Tier 1 capital	15,359	13,544
Trust preferred securities	2,500	2,496
Other adjustments	(64)	(88)
Tier 1 capital	17,795	15,952
Qualifying subordinated debt and other instruments qualifying as Tier 2	829	1,034
Qualifying allowance for loan losses and other adjustments	1,616	1,659
Total capital	$20,240	$18,645
Risk-weighted assets (e)	$138,818	$146,068
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
(e)Risk-weighted assets are defined by regulation and are generally determined by allocating assets and specified off-balance sheet exposures to various risk categories.

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

	Three months ended March 31,
($ in millions)	2021	2020	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,268	$1,087	17
Insurance	394	151	161
Mortgage Finance	63	48	31
Corporate Finance	97	81	20
Corporate and Other	115	45	156
Total	$1,937	$1,412	37
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$803	$(173)	n/m
Insurance	141	(105)	n/m
Mortgage Finance	23	12	92
Corporate Finance	53	(68)	178
Corporate and Other	(13)	(77)	83
Total	$1,007	$(411)	n/m
n/m = not meaningful
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles make us a premier automotive finance company. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automobile manufacturers and suppliers. Ally remains focused on meeting the needs of both our dealer and consumer customers and continuing to strengthen and expand upon our 19,000 dealer relationships. We continue to identify and cultivate relationships with automotive retailers including those with leading eCommerce platforms. We also operate Clearlane, our online direct-lending platform, which provides a digital platform for consumers seeking direct financing. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Our strong and expansive dealer relationships, comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. Ally has and continues to provide automobile financing for hybrid and battery-electric vehicles today, and

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
is well positioned to remain a leader in automotive financing as we believe the vast majority of these vehicles will be sold through dealerships with whom we have an established relationship.
The Growth channel was established to focus on developing dealer relationships beyond those relationships that primarily were developed through our previous role as a captive finance company for GM and Stellantis. The Growth channel was expanded to include direct-to-consumer financing through Clearlane and other channels and our arrangements with online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. The success of the Growth channel has been a key enabler in evolving our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have over 12,600 dealer relationships, of which approximately 84% are franchised dealers (including brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda, and others), or used vehicle only retailers with a national presence.
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
As a leading provider with a focus on offering dealers a broad range of consumer F&I products, we offer VSCs, VMCs, and GAP products. We also underwrite selected commercial insurance coverages, which primarily insure dealers’ wholesale vehicle inventory. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models. We also offer ClearGuard on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction.
•Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes our direct-to-consumer Ally Home mortgage offering, and bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties.
Through our direct-to-consumer channel, which was introduced late in 2016, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment provider. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held for sale and sold, while jumbo and LMI mortgages are originated as held for investment. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April 2019, we announced a strategic partnership with BMC, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, BMC conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. During the three months ended March 31, 2021, we originated $1.8 billion of mortgage loans through our direct-to-consumer channel.
Through the bulk loan channel, we purchase loans from several qualified sellers including direct originators and large aggregators who have the financial capacity to support strong representations and warranties and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the three months ended March 31, 2021, we purchased $188 million of mortgage loans that were originated by third parties. Our mortgage loan purchases are held for investment.
The combination of our direct-to-consumer strategy and bulk portfolio purchase program provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.
•Our Corporate Finance operations primarily provides senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies owned by private equity sponsors, and loans to asset managers that primarily provide leveraged loans. We believe our growing deposit-based funding model coupled with our expanded product offerings and deep industry relationships provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. While there continues to be a significant level of liquidity and competition in the middle-market lending space, we have continued to prudently grow our lending portfolio with a focus on a disciplined and selective approach to credit quality, including a greater focus on asset-based loans. We seek markets and opportunities where our clients require customized, highly structured, and time-sensitive financing solutions. Our corporate-finance lending portfolio is generally composed of first-lien, first-out loans. Our focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, expansions, restructurings, and working capital. Additionally, our Lender Finance business provides asset managers with partial funding for their direct-lending activities. The portfolio is well diversified across multiple industries including manufacturing, financials, distribution, services, and other specialty sectors. These specialty sectors include our Healthcare and Technology Finance verticals. The Healthcare vertical provides financing across the healthcare spectrum including services, pharmaceuticals, manufacturing, and medical devices and supplies. Our Technology Finance vertical provides financing solutions to

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
venture capital-backed, technology-based companies. We also provide a commercial real estate product focused on lending to skilled nursing facilities, senior housing, medical office buildings, and hospitals.
•Corporate and Other primarily consists of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes activity related to certain equity investments, which primarily consist of FHLB and FRB stock as well as other strategic investments, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, CRA loans and related investments, and reclassifications and eliminations between the reportable operating segments.
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
Corporate and Other also includes the results of Ally Lending. Ally Lending currently serves medical and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. The home improvement segment, which was launched in the second quarter of 2020, now represents nearly 20% of new originations, and is expected to grow. We believe the market outlook for point-of-sale lending provides attractive opportunities for future diversification, including in the automotive servicing and vehicle upfit space. Point-of-sale lending broadens our capabilities, and expands our product offering into consumer unsecured lending, all while helping to further meet the financial needs of our customers.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line.

	Three months ended March 31,
($ in millions)	2021	2020	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,092	$2,351	(11)
Total interest expense	557	957	42
Net depreciation expense on operating lease assets	163	248	34
Net financing revenue and other interest income	1,372	1,146	20
Other revenue
Insurance premiums and service revenue earned	280	277	1
Gain (loss) on mortgage and automotive loans, net	36	(12)	n/m
Loss on extinguishment of debt	(1)	—	n/m
Other gain (loss) on investments, net	123	(79)	n/m
Other income, net of losses	127	80	59
Total other revenue	565	266	112
Total net revenue	1,937	1,412	37
Provision for credit losses	(13)	903	101
Noninterest expense
Compensation and benefits expense	395	360	(10)
Insurance losses and loss adjustment expenses	63	74	15
Other operating expenses	485	486	—
Total noninterest expense	943	920	(3)
Income (loss) from continuing operations before income tax expense	1,007	(411)	n/m
Income tax expense (benefit) from continuing operations	211	(92)	n/m
Net income (loss) from continuing operations	$796	$(319)	n/m
n/m = not meaningful
We earned net income from continuing operations of $796 million for the three months ended March 31, 2021, compared to a loss incurred of $319 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, results were favorably impacted by lower provision for credit losses associated with improved macroeconomic conditions during the quarter and lower interest expense driven by lower market interest rates. This was partially offset by lower total financing revenue and other interest income driven by decreases in our commercial automotive revenue due to lower outstanding floorplan assets and lower benchmark interest rates, lower income from cash balances and investment securities, and higher prepayment activity within our Mortgage Finance operations.
Net financing revenue and other interest income increased $226 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase in net financing revenue and other interest income during the three months ended March 31, 2021, as compared to the same period in 2020, was driven by lower market interest rates, which drove a decrease in our deposit rates, and our continued shift to more cost-efficient deposit funding. Our total deposit liabilities increased $17.3 billion to $139.6 billion as of March 31, 2021, as compared to March 31, 2020. The increase in net financing revenue and other interest income was partially offset by a decrease of $146 million in our commercial automotive financing revenue. This decrease was driven by lower outstanding floorplan assets as a result of declining new vehicle inventories due to strong sales and ongoing production constraints from COVID-19, paired with a global semiconductor chip shortage driving sustained production headwinds throughout 2021 and as a result of lower benchmark interest rates.
Other gain on investments was $123 million for the three months ended March 31, 2021, compared to a loss on investments of $79 million for the three months ended March 31, 2020. The increase in gain on investments for the three months ended March 31, 2021, was primarily driven by favorable equity markets conditions during the quarter.
The provision for credit losses decreased $916 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease in provision for credit losses was primarily driven by reserve increases during the three months ended March 31, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the three months ended March 31, 2021, as the macroeconomic environment continued to recover. Additionally,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
provision decreases during the three months ended March 31, 2021, were driven by lower net charge-offs in our consumer automotive portfolio as we continue to experience strong credit performance driven by favorable economic and operating conditions. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
We recognized total income tax expense from continuing operations of $211 million for the three months ended March 31, 2021, compared to an income tax benefit of $92 million for the same period in 2020. The increase in income tax expense for the three months ended March 31, 2021, compared to the same period in 2020, was primarily due to the tax effects of an increase in pretax earnings.

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

	Three months ended March 31,
($ in millions)	2021	2020	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,251	$1,202	4
Commercial	161	307	(48)
Operating leases	370	367	1
Other interest income	—	1	(100)
Total financing revenue and other interest income	1,782	1,877	(5)
Interest expense	413	589	30
Net depreciation expense on operating lease assets (a)	163	248	34
Net financing revenue and other interest income	1,206	1,040	16
Other revenue
Other income	62	47	32
Total other revenue	62	47	32
Total net revenue	1,268	1,087	17
Provision for credit losses	(22)	766	103
Noninterest expense
Compensation and benefits expense	145	148	2
Other operating expenses	342	346	1
Total noninterest expense	487	494	1
Income (loss) from continuing operations before income tax expense	$803	$(173)	n/m
Total assets	$101,566	$111,554	(9)
n/m = not meaningful
(a)Includes net remarketing gains of $64 million and $2 million for the three months ended March 31, 2021, and 2020, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	2021		2020
Three months ended March 31, ($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$73,500	6.66%	$72,550	6.54%
Commercial
Wholesale floorplan (d)	15,612	3.17	25,131	4.03
Other commercial automotive (e)	5,729	4.36	5,341	4.52
Investment in operating leases, net (f)	9,831	8.57	9,078	5.22
(a)Average balances are calculated using an average daily balance methodology.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.
(c)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 6.90% and 6.66% for the three months ended March 31, 2021, and 2020, respectively.
(d)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 2.61% and 3.96% for the three months ended March 31, 2021, and 2020, respectively.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes gains on the sale of off-lease vehicles of $64 million and $2 million for the three months ended March 31, 2021, and 2020, respectively. Excluding these gains on sale, the yield was 5.91% and 5.11% for the three months ended March 31, 2021, and 2020, respectively.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $803 million for the three months ended March 31, 2021, compared to a loss of $173 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, the increase was due primarily to lower provision for credit losses and lower interest expense, as well as lower net depreciation expense on operating lease assets. The lower provision for credit losses for the three months ended March 31, 2021, was primarily driven by a reduction in reserves attributable to macroeconomic conditions.
Consumer automotive loan financing revenue increased $49 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Higher average consumer assets and higher portfolio yields contributed to the increase in revenue resulting from a continued focus on the used-vehicle portfolio primarily through franchised dealers and growth in application volume from our dealer network. Through these actions, we continue to optimize risk adjusted returns through our origination mix and achieve greater portfolio diversification.
Commercial loan financing revenue decreased $146 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease was driven by lower outstanding floorplan assets as a result of declining new vehicle inventories due to strong sales and ongoing production constraints from COVID-19, paired with a global semiconductor chip shortage driving sustained production headwinds throughout 2021. The decrease was also due to lower yields resulting from lower average benchmark interest rates.
Interest expense was $413 million for the three months ended March 31, 2021, compared to $589 million for the three months ended March 31, 2020. The decrease was primarily due to lower market interest rates, which drove a decrease in our deposit rates, and our continued shift to more cost-efficient deposit funding.
Other income increased $15 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily due to an increase in remarketing fee income resulting from higher lease termination volume and an increase in late fee income due to a temporary suppression of late fees as a result of the implementation of our new technology platform for our consumer automotive loans and operating leases during the three months ended March 31, 2020.
Total net operating lease revenue increased $88 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. We recognized remarketing gains of $64 million for the three months ended March 31, 2021, compared to $2 million for the three months ended March 31, 2020, while depreciation expense on operating lease assets decreased $23 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase in net operating lease revenue was primarily driven by strong remarketing gains as a result of continued new vehicle supply constraints and an increase in demand for used vehicles, as well as a decrease in depreciation expense resulting from a downward adjustment of the rate of depreciation as we expect positive remarketing trends to continue in the near term. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses decreased $788 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease in provision for credit losses was primarily driven by reserve increases during the three months ended March 31, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the three months ended March 31, 2021, as the macroeconomic environment continued to recover. Additionally, provision decreases during the three months ended March 31, 2021, were driven by lower net charge-offs in our consumer automotive

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
portfolio as we continue to experience strong credit performance driven by favorable economic and operating conditions. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Automotive Financing Volume
Consumer Automotive Financing
Our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased approximately 24 basis points for the three months ended March 31, 2021, relative to the three months ended March 31, 2020. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. Our underwriting capabilities allow us to manage our risk tolerance levels to quickly react to major changes in the economy, including the current pandemic environment. Over the past several years, we have continued to focus on optimizing pricing relative to market interest rates as well as portfolio diversification and the used-vehicle segment, primarily through franchised dealers, which has contributed to higher yields on our consumer automotive loan portfolio. Commensurate with this shift in origination mix, we continue to maintain consistent, disciplined underwriting within our new and used consumer automotive loan originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.5 billion, or approximately 11.5%, of our total consumer automotive loans at March 31, 2021, as compared to $8.6 billion, or approximately 11.7% of our total consumer automotive loans at December 31, 2020.
The following table presents retail loan originations by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended March 31, 2021
S	$1.1	19	734	$1.1	36	735
A	2.8	49	684	1.5	48	680
B	1.5	26	652	0.5	16	652
C	0.2	4	607	—	—	608
D	0.1	2	562	—	—	583
Total retail originations	$5.7	100	681	$3.1	100	693
Three months ended March 31, 2020
S	$1.2	24	738	$1.3	45	739
A	2.2	44	680	1.1	38	674
B	1.2	24	646	0.4	14	644
C	0.4	8	617	0.1	3	615
Total retail originations	$5.0	100	681	$2.9	100	695
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring. We originated an insignificant amount of retail loans classified below Tier C during the three months ended March 31, 2020.
The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

	Three months ended March 31,
	2021	2020
0–71	17%	20%
72–75	65	65
76 +	18	15
Total retail originations	100%	100%
Retail originations with a term of 76 months or more represented 18% of total retail originations for the three months ended March 31, 2021, compared to 15% for the three months ended March 31, 2020. Substantially all of the loans originated with a term of 76 months or more during the three months ended March 31, 2021, and 2020, were considered to be prime and in credit tiers S, A, or B. We define prime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of 620 or greater.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total outstanding retail loans by origination year.

March 31,	2021	2020
Pre-2017	6%	14%
2017	9	15
2018	15	24
2019	24	36
2020	34	11
2021	12	—
Total	100%	100%
The following tables present the total retail loan and operating lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2021	2020	2021	2020
Used retail	$5,700	$4,952	56	55
New retail	3,112	2,897	31	32
Lease	1,351	1,218	13	13
Total consumer automotive financing originations (a)	$10,163	$9,067	100	100
(a)Includes CSG originations of $1.1 billion and $992 million for the three months ended March 31, 2021, and 2020, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2021	2020	2021	2020
Growth channel	$5,242	$4,549	52	50
Stellantis dealers	2,727	2,318	27	26
GM dealers	2,194	2,200	21	24
Total consumer automotive financing originations	$10,163	$9,067	100	100
Total consumer automotive loan and operating lease originations increased $1.1 billion for the three months ended March 31, 2021, compared to the same period in 2020. The increase was driven by higher consumer demand, as well as increased application flow and decisioning speeds for the three months ended March 31, 2021. Additionally, originations for the three months ended March 31, 2020, were impacted by the COVID-19 pandemic that temporarily shut down or restricted operations at automotive dealers.
We have included origination metrics by loan term and FICO® Score within this MD&A. However, we employ our own risk evaluation, including proprietary risk models, in evaluating credit risk, as described in the section titled Automotive Financing Volume—Acquisition and Underwriting within the MD&A in our 2020 Annual Report on Form 10-K.
The following table presents the percentage of retail loan and operating lease originations, in dollars, by FICO® Score and product type.

	Used retail		New retail		Lease
Three months ended March 31,	2021	2020	2021	2020	2021	2020
740 +	17%	18%	18%	21%	48%	47%
660–739	42	39	40	34	37	35
620–659	26	25	23	20	11	11
540–619	10	13	5	8	3	5
< 540	2	1	—	1	—	—
Unscored (a)	3	4	14	16	1	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 9% of total consumer loan and operating lease originations for the three months ended March 31, 2021, compared to 11% for the three months ended March 31, 2020. Consumer loans and operating leases with FICO® Scores of less than 540 continued to compose only 1% of total originations for the three months ended

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
March 31, 2021. Nonprime applications are subject to more stringent underwriting criteria (for example, minimum payment-to-income ratio and vehicle mileage, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
During the first quarter of 2021, we expanded our relationship with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we increased our committed facility from $3.0 billion to $4.0 billion to support Carvana’s continued growth.
For discussion of manufacturer marketing incentives, refer to the section titled Automotive Financing Volume—Manufacturer Marketing Incentives within the MD&A in our 2020 Annual Report on Form 10-K.
Commercial Wholesale Financing Volume
The following table presents the percentage of average balance of our commercial wholesale floorplan finance receivables, in dollars, by product type and by channel.

	Average balance
Three months ended March 31, ($ in millions)	2021	2020
GM new vehicles	26%	35%
Stellantis new vehicles	35	33
Growth new vehicles	17	15
Used vehicles	22	17
Total	100%	100%
Total commercial wholesale finance receivables	$15,612	$25,131
Average commercial wholesale financing receivables outstanding decreased $9.5 billion during the three months ended March 31, 2021, compared to the same period in 2020. The decrease was primarily due to lower dealer inventory levels, driven by strong consumer demand for vehicles that outpaced lower automotive production levels due to COVID-19. Additionally, this decline in new vehicle inventories from ongoing production constraints from COVID-19 and the global semiconductor chip shortage may drive headwinds throughout 2021. Dealer inventory levels are dependent on a number of factors, including manufacturer production schedules and vehicle mix, sales incentives, and industry sales. Manufacturer production and corresponding dealer stock levels, as well as dealer penetration levels, may continue to influence our future wholesale balances.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans increased $388 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, to an average of $5.7 billion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2021	2020	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$280	$277	1
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	15	14	7
Other gain (loss) on investments, net (b)	98	(142)	169
Other income	1	2	(50)
Total insurance premiums and other income	394	151	161
Expense
Insurance losses and loss adjustment expenses	63	74	15
Acquisition and underwriting expense
Compensation and benefits expense	22	21	(5)
Insurance commissions expense	136	126	(8)
Other expenses	32	35	9
Total acquisition and underwriting expense	190	182	(4)
Total expense	253	256	1
Income (loss) from continuing operations before income tax expense	$141	$(105)	n/m
Total assets	$9,221	$8,420	10
Insurance premiums and service revenue written	$333	$317	5
Combined ratio (c)	89.5%	91.6%
n/m = not meaningful
(a)Includes interest expense of $14 million and $20 million, for the three months ended March 31, 2021, and 2020, respectively.
(b)Includes net unrealized gains on equity securities of $11 million for the three months ended March 31, 2021, compared to net unrealized losses of $182 million for the three months ended March 31, 2020.
(c)Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.
Our Insurance operations earned income from continuing operations before income tax expense of $141 million for the three months ended March 31, 2021, compared to a loss of $105 million for the three months ended March 31, 2020. The increase was primarily driven by a $240 million increase in net investment gains and an $11 million decrease in insurance losses and loss adjustment expenses primarily as a result of lower weather-related losses from our P&C business.
Insurance premiums and service revenue earned was $280 million and $277 million for the three months ended March 31, 2021, and 2020, respectively. The activity for the three months ended March 31, 2021, included $16 million in higher earned revenue from our F&I products, as revenue is earned over the life of the contracts on a basis proportionate to the anticipated loss pattern. The increase was offset by $13 million in lower earned premiums from our P&C products, driven by lower dealer vehicle inventory levels.
Other gain on investments, net was $98 million for the three months ended March 31, 2021, compared to other loss on investments, net of $142 million for the same period in 2020. The increase was primarily attributable to improved performance within our equity securities portfolio, as results from the three months ended March 31, 2020, included $182 million in unrealized losses driven by unfavorable market conditions from the COVID-19 pandemic, compared to unrealized gains of $11 million for the three months ended March 31, 2021.
Insurance losses and loss adjustment expenses totaled $63 million for the three months ended March 31, 2021, compared to $74 million for the same period in 2020. The decrease for the three months ended March 31, 2021, was primarily driven by lower weather-related losses related to our vehicle inventory insurance business. Total acquisition and underwriting expense increased $8 million for the three months ended March 31, 2021, as compared to the same period in 2020. This increase was primarily due to an increase in insurance commissions expense, commensurate with higher earned premiums from our F&I products.
The decrease in the combined ratio to 89.5% for the three months ended March 31, 2021, compared to 91.6% for the three months ended March 31, 2020, was primarily driven by lower weather losses and higher earned premiums. In April 2021, we renewed our annual excess of

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related loss.
Premium and Service Revenue Written
The following table summarizes premium and service revenue written by product, net of premiums ceded to reinsurers. VSC and GAP revenue are earned over the life of the service contract on a basis proportionate to the anticipated loss pattern. Refer to Note 3 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for further discussion of this revenue stream.

	Three months ended March 31,
($ in millions)	2021	2020
Finance and insurance products
Vehicle service contracts	$230	$207
Guaranteed asset protection and other finance and insurance products (a)	39	33
Total finance and insurance products	269	240
Property and casualty insurance (b)	64	77
Total	$333	$317
(a)Other products include VMCs, ClearGuard, and other ancillary products.
(b)P&C insurance include vehicle inventory insurance and dealer ancillary products.
Insurance premiums and service revenue written was $333 million for the three months ended March 31, 2021, compared to $317 million for the same period in 2020. The increase for the three months ended March 31, 2021, was primarily due to higher F&I volume and rate offset partially by lower P&C premiums driven by lower dealer vehicle inventory levels due to strong retail sales and lower manufacturer production levels, which have been impacted by supply chain disruptions including shortages of semiconductor chips. While the severity and duration of these supply chain disruptions and other impacts associated with the ongoing pandemic on dealer inventory levels are not currently clear, we anticipate these circumstances may result in lower written premium levels within our P&C business during 2021 commensurate with lower dealer inventory levels.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents
Noninterest-bearing cash	$188	$189
Interest-bearing cash	441	579
Total cash and cash equivalents	629	768
Equity securities	1,049	1,064
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	260	56
U.S. States and political subdivisions	664	680
Foreign government	172	176
Agency mortgage-backed residential	847	719
Mortgage-backed residential	37	44
Corporate debt	2,048	1,914
Total available-for-sale securities	4,028	3,589
Total cash, cash equivalents, and securities	$5,706	$5,421
In addition to these cash and investment securities, the Insurance segment has an interest-bearing intercompany arrangement with the Corporate segment, callable on demand. At March 31, 2021, the intercompany loan balance due to Insurance was $591 million and $830 million at March 31, 2021, and December 31, 2020, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended March 31,
($ in millions)	2021	2020	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$93	$138	(33)
Interest expense	70	100	30
Net financing revenue and other interest income	23	38	(39)
Gain on mortgage loans, net	36	9	n/m
Other income, net of losses	4	1	n/m
Total other revenue	40	10	n/m
Total net revenue	63	48	31
Provision for credit losses	(4)	1	n/m
Noninterest expense
Compensation and benefits expense	6	6	—
Other operating expenses	38	29	(31)
Total noninterest expense	44	35	(26)
Income from continuing operations before income tax expense	$23	$12	92
Total assets	$12,923	$16,135	(20)
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $23 million for the three months ended March 31, 2021, compared to $12 million for the three months ended March 31, 2020. The increase for the three months ended March 31, 2021, was primarily due to higher net gains on the sale of mortgage loans and a decrease in the provision for credit losses, partially offset by lower net financing revenue and other interest income, which was driven by higher prepayment activity, and an increase in noninterest expense.
Net financing revenue and other interest income was $23 million for the three months ended March 31, 2021, compared to $38 million for the three months ended March 31, 2020. The decrease in net financing revenue and other interest income for the three months ended March 31, 2021, was primarily due to accelerated premium amortization on purchased loans due to higher prepayment activity, driven by a lower interest rate environment. Premium amortization of purchased loans was $35 million for the three months ended March 31, 2021, compared to $21 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, we purchased $188 million of mortgage loans that were originated by third parties and originated $747 million of mortgage loans held for investment, compared to $484 million and $429 million, respectively, during the three months ended March 31, 2020.
Gain on sale of mortgage loans, net, was $36 million for the three months ended March 31, 2021, compared to $9 million for the three months ended March 31, 2020. The increase was driven by higher direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment provider during the three months ended March 31, 2021. During the three months ended March 31, 2021, we originated $1.0 billion of loans held for sale, compared to $300 million during the three months ended March 31, 2020.
The provision for credit losses decreased $5 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease in provision for credit losses was primarily driven by reserve increases during the three months ended March 31, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the three months ended March 31, 2021, as the macroeconomic environment continued to recover. Additionally, for the three months ended March 31, 2021, provision decreased due to reserves declines associated with lower portfolio balances. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the total UPB of purchases and originations of consumer mortgages held for investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended March 31, 2021
740 +	$848	91
720–739	65	7
700–719	22	2
Total consumer mortgage financing volume	$935	100
Three months ended March 31, 2020
740 +	$795	87
720–739	72	8
700–719	46	5
680–699	1	—
Total consumer mortgage financing volume	$914	100
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
March 31, 2021
Adjustable-rate	$467	4	3.25%	$5	49.65%	764
Fixed-rate	11,833	96	3.75	140	57.79	775
Total	$12,300	100	3.73	$145	57.48	775
December 31, 2020
Adjustable-rate	$927	6	3.31%	$11	49.24%	773
Fixed-rate	13,516	94	3.85	178	60.89	776
Total	$14,443	100	3.81	$189	60.15	776
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

	Three months ended March 31,
($ in millions)	2021	2020	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$78	$93	(16)
Interest on loans held-for-sale	2	2	—
Interest expense	9	27	67
Net financing revenue and other interest income	71	68	4
Total other revenue	26	13	100
Total net revenue	97	81	20
Provision for credit losses	13	114	89
Noninterest expense
Compensation and benefits expense	20	21	5
Other operating expenses	11	14	21
Total noninterest expense	31	35	11
Income (loss) from continuing operations before income tax expense	$53	$(68)	178
Total assets	$6,421	$6,572	(2)
Our Corporate Finance operations earned income from continuing operations before income tax expense of $53 million for the three months ended March 31, 2021, compared to a loss of $68 million for the three months ended March 31, 2020. The increase was due primarily to lower provision for credit losses recognized during the first quarter of 2021, and higher other revenue primarily from investment gains.
Net financing revenue and other interest income was $71 million for the three months ended March 31, 2021, compared to $68 million for the three months ended March 31, 2020. The increase was due to higher average assets from continued growth in the portfolio and lower interest expense as benchmark interest rates decreased as compared to the prior year. The decrease in benchmark interest rates also drove a decline in interest and fees on finance receivables and loans, which was partially mitigated by base rate floors on the majority of the portfolio.
Other revenue increased $13 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This increase was driven by $10 million in investments income as compared to investment losses of $4 million for the three months ended March 31, 2020. Investment income included both realized gains and upward adjustments to the fair value of certain nonmarketable equity securities.
The provision for credit losses decreased $101 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease in provision for credit losses was primarily driven by reserve increases during the three months ended March 31, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the three months ended March 31, 2021, as the macroeconomic environment continued to recover. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Credit Portfolio
The following table presents loans held for sale, the amortized cost of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations.

($ in millions)	March 31, 2021	December 31, 2020
Loans held-for-sale, net	$229	$205
Finance receivables and loans	$6,285	$6,006
Unfunded lending commitments (a)	$4,783	$4,193
Total serviced loans	$9,046	$8,455
(a)Includes unused revolving credit line commitments for loans held for sale and finance receivables and loans, signed commitment letters, and standby letter of credit facilities, which are issued on behalf of clients and may contingently require us to make payments to a third-party beneficiary in the event of a draw by the beneficiary thereunder. As many of these commitments are subject to borrowing base agreements and other restrictive covenants or may expire without being fully drawn, the stated amounts of these unfunded commitments are not necessarily indicative of future cash requirements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total finance receivables and loans of our Corporate Finance operations by industry concentration. The finance receivables and loans are reported at amortized cost.

	March 31, 2021	December 31, 2020
Industry
Financial services	24.3%	22.8%
Health services	21.1	22.1
Services	20.0	19.6
Automotive and transportation	9.9	10.1
Chemicals and metals	6.5	5.9
Machinery, equipment, and electronics	5.2	5.8
Other manufactured products	2.8	3.1
Wholesale	2.6	2.3
Lumber and wood	2.4	2.4
Food and beverages	1.9	2.0
Retail trade	1.4	1.1
Paper, printing, and publication	0.8	0.7
Other	1.1	2.1
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended March 31,
($ in millions)	2021	2020	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$(3)	$3	n/m
Interest on loans held-for-sale	1	—	n/m
Interest and dividends on investment securities and other earning assets	106	197	(46)
Interest on cash and cash equivalents	4	9	(56)
Other, net	—	(2)	100
Total financing revenue and other interest income	108	207	(48)
Interest expense
Original issue discount amortization (b)	12	11	(9)
Other interest expense (c)	39	210	81
Total interest expense	51	221	77
Net financing revenue (loss) and other interest income	57	(14)	n/m
Other revenue
Loss on mortgage and automotive loans, net	—	(21)	100
Loss on extinguishment of debt	(1)	—	n/m
Other gain on investments, net	20	67	(70)
Other income, net of losses	39	13	n/m
Total other revenue	58	59	(2)
Total net revenue	115	45	156
Provision for credit losses	—	22	100
Total noninterest expense (d)	128	100	(28)
Loss from continuing operations before income tax expense	$(13)	$(77)	83
Total assets	$51,748	$39,846	30
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
(d)Includes reductions of $257 million and $256 million for the three months ended March 31, 2021, and 2020, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.
The following table presents the scheduled remaining amortization of the original issue discount at March 31, 2021.

Year ended December 31, ($ in millions)	2021	2022	2023	2024	2025	2026 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$1,015	$961	$901	$834	$762	$—
Total amortization (b)	37	54	60	67	72	762	$1,052
(a)The maximum annual scheduled amortization for any individual year is $147 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Corporate and Other incurred a loss from continuing operations before income tax expense of $13 million for the three months ended March 31, 2021, compared to a loss of $77 million for the three months ended March 31, 2020. The decrease in loss was primarily driven by a decrease in total interest expense resulting from a lower interest rate environment, partially offset by a decrease in total financing revenue and other interest income.
Financing revenue and other interest income was $108 million for the three months ended March 31, 2021, compared to $207 million for the three months ended March 31, 2020. The decrease was primarily driven by the impacts of a lower interest rate environment on the investment securities portfolio and hedging activities.
Total interest expense decreased $170 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease was primarily driven by lower market interest rates, which drove a decrease in our deposit rates, and our continued shift to more cost-efficient deposit funding.
The provision for credit losses decreased $22 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease in provision for credit losses was primarily driven by reserve increases in the Ally Lending portfolio during the three months ended March 31, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the three months ended March 31, 2021, as the macroeconomic environment continued to recover. Additionally, the decreases in provision for credit losses for the three months ended March 31, 2021, were partially offset by reserve increases in the Ally Lending portfolio associated with continued portfolio growth. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $28 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase for the three months ended March 31, 2021, was driven by increased expenses to support the growth of our consumer product suite, as we continue to make investments in our technology platform to enhance the customer experience and expand our digital capabilities and portfolio of products.
Total assets were $51.7 billion as of March 31, 2021, compared to $39.8 billion as of March 31, 2020. This increase was primarily the result of growth in our interest-bearing cash and cash equivalents and available-for-sale securities portfolio. The increase was partially offset by a decline in our held-to-maturity securities portfolio and legacy mortgage portfolio, primarily driven by loan sales in the three months ended December 31, 2020, and continued runoff. At March 31, 2021, the amortized cost of the legacy mortgage portfolio was $458 million, compared to $1.1 billion at March 31, 2020.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents
Noninterest-bearing cash	$536	$512
Interest-bearing cash	14,590	14,318
Total cash and cash equivalents	15,126	14,830
Equity securities	5	—
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,446	747
U.S. States and political subdivisions	400	415
Agency mortgage-backed residential	20,671	17,869
Mortgage-backed residential	2,275	2,596
Agency mortgage-backed commercial	4,152	4,189
Asset-backed	474	425
Total available-for-sale securities	29,418	26,241
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,250	1,331
Total held-to-maturity securities	1,250	1,331
Total cash, cash equivalents, and securities	$45,799	$42,402

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

	1st quarter 2021	4th quarter 2020	3rd quarter 2020	2nd quarter 2020	1st quarter 2020
Trading days (a)	61.0	63.0	64.0	63.0	62.0
Average customer trades per day (in thousands)	80.9	60.1	58.7	60.7	43.9
Funded accounts (b) (in thousands)	425	406	400	388	373
Total net customer assets ($ in millions)	$14,473	$13,445	$11,061	$9,603	$7,489
Total customer cash balances ($ in millions)	$2,022	$2,085	$1,882	$1,891	$1,856
(a)Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents open and funded brokerage accounts.
During the three months ended March 31, 2021, continued market volatility during the quarter generated increased account openings and trade activity. Total funded accounts increased 5% from the prior quarter and increased 14% from the first quarter of 2020. Average customer trades per day increased 35% from the prior quarter and increased 84% from first quarter of 2020, driven primarily by market volatility. Additionally, net customer assets increased 8% from the prior quarter and increased 93% from the first quarter of 2020, as a result of equity market appreciation and increased customer account openings.
Ally Lending
Ally Lending is our unsecured financing offering, which currently serves medical and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. The following table presents consumer unsecured originations by FICO® Score.

	Three months ended March 31, 2021		Three months ended March 31, 2020
($ in millions)	Volume	Average FICO®	Volume	Average FICO®
Total consumer unsecured originations	$211	739	$76	733
During the three months ended March 31, 2021, consumer unsecured originations increased $135 million to $211 million, as compared to the three months ended March 31, 2020. We continue to expand our relationships across all verticals, as we continue to grow our concentration across the home improvement and medical segments.
The amortized cost of our consumer unsecured portfolio was $490 million at March 31, 2021, compared to $224 million at March 31, 2020, while the associated yield was 15% and 14% for the three months ended March 31, 2021, and 2020, respectively.

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
Our risk-management framework is overseen by the RC of our Board. The RC sets the risk appetite across our company while risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. For more information on our risk management process, refer to the Risk Management MD&A section of our 2020 Annual Report on Form 10-K.
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities.

($ in millions)	March 31, 2021	December 31, 2020
Finance receivables and loans
Automotive Finance	$93,206	$96,809
Mortgage Finance	12,445	14,632
Corporate Finance	6,285	6,006
Corporate and Other (a)	1,140	1,087
Total finance receivables and loans	113,076	118,534
Loans held-for-sale
Mortgage Finance (b)	284	91
Corporate Finance	229	205
Corporate and Other	117	110
Total loans held-for-sale	630	406
Total on-balance-sheet loans	113,706	118,940
Operating lease assets
Automotive Finance	9,944	9,639
Total loan and operating lease exposure	$123,650	$128,579
(a)Includes $458 million and $495 million of consumer mortgage loans in our legacy mortgage portfolio at March 31, 2021, and December 31, 2020, respectively.
(b)Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio, and at March 31, 2021, also includes $138 million of adjustable-rate mortgage loans previously classified as held for investment.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. The U.S. economy has started to recover from shutdowns that resulted from the COVID-19 pandemic. After peaking at 14.7%, as adjusted, in April 2020, the unemployment rate declined to 6.0% as of March 31, 2021. As a result of the economic disruption from COVID-19, sales of light motor vehicles fell to an annual pace of 8.7 million in April 2020, a 49-year low, before rising to a 17.7 million annual pace as of March 31, 2021. Future sales may moderate amid low new vehicle inventories. These low inventories have also raised used vehicle values. Additionally, used vehicle values may also be impacted by changes in customer preferences, including alternative transportation methods such as public transportation, vehicle sharing, and ride hailing.
Consumer Credit Portfolio
During the three months ended March 31, 2021, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations, as well as point-of-sale personal lending through Ally Lending. Additionally, credit performance of the consumer loan portfolio was impacted by fiscal and monetary stimulus deployed by governmental authorities to partially mitigate the adverse effects from the COVID-19 pandemic on households and businesses. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 11.5% and 11.7% of our total consumer automotive loans at March 31, 2021, and December 31, 2020, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Consumer automotive (c) (d)	$73,998	$73,668	$1,173	$1,256	$—	$—
Consumer mortgage
Mortgage Finance	12,445	14,632	63	67	—	—
Mortgage — Legacy	458	495	32	35	—	—
Total consumer mortgage	12,903	15,127	95	102	—	—
Consumer other (e)	482	399	2	3	—	—
Total consumer finance receivables and loans	$87,383	$89,194	$1,270	$1,361	$—	$—
(a)Includes nonaccrual TDR loans of $751 million and $745 million at March 31, 2021, and December 31, 2020, respectively.
(b)Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for a description of our accounting policies for finance receivables and loans.
(c)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 17 to the Consolidated Financial Statements for additional information.
(d)Includes outstanding CSG loans of $8.2 billion at both March 31, 2021, and December 31, 2020, and RV loans of $978 million and $1.1 billion at March 31, 2021, and December 31, 2020, respectively.
(e)Excludes finance receivables of $8 million at both March 31, 2021, and December 31, 2020, for which we have elected the fair value option.
Total consumer finance receivables and loans decreased $1.8 billion at March 31, 2021, compared with December 31, 2020. The decrease consists of $2.2 billion of consumer mortgage finance receivables and loans, partially offset by increases of $330 million of consumer automotive finance receivables and loans and $83 million of consumer other finance receivables and loans. The decrease was primarily due to lower consumer mortgage finance receivables and loans as a result of loan pay-offs which exceeded bulk loan purchases and direct-to-consumer origination volume. This decrease was partially offset by an increase in consumer automotive finance receivables and loans primarily related to continued momentum in our used vehicle lending, as well as an increase in consumer other finance receivables and loans primarily related to Ally Lending loan originations which outpaced portfolio runoff.
Total consumer nonperforming finance receivables and loans at March 31, 2021, decreased $91 million to $1.3 billion from December 31, 2020. The decrease was primarily driven by our consumer automotive loan portfolio and was in line with expectations for this business. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.5% at both March 31, 2021, and December 31, 2020.
Total consumer TDRs outstanding at March 31, 2021, increased $207 million since December 31, 2020, to $2.2 billion. Results primarily reflect a $210 million increase in our consumer automotive loan portfolio. This increase is driven by an increase in deferrals offered through our established risk management policies and practices to customers subsequent to a COVID-19 deferral, where the loan modification in connection with other factors resulted in a TDR classification. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Consumer automotive loans accruing and past due 30 days or more decreased $775 million to $1.1 billion at March 31, 2021, compared to December 31, 2020, which was in line with expectations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2021	2020	2021	2020
Consumer automotive	$97	$262	0.5%	1.4%
Consumer mortgage
Mortgage Finance	1	—	—	—
Mortgage — Legacy	(2)	(2)	(1.3)	(0.5)
Total consumer mortgage	(1)	(2)	—	—
Consumer other	8	4	7.0	7.5
Total consumer finance receivables and loans	$104	$264	0.5	1.2
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held for sale during the period for each loan category.
Our net charge-offs from total consumer finance receivables and loans were $104 million for the three months ended March 31, 2021, compared to $264 million for the three months ended March 31, 2020. Net charge-offs for our consumer automotive portfolio decreased by $165 million for the three months ended March 31, 2021. The decrease was primarily driven by strong payment performance and delinquency trends in our consumer automotive portfolio through the pandemic, as well as a lower number of loans migrating to charge-off due to the COVID-19 loan deferral program. In addition, our net charge-offs continue to benefit from strong used vehicle prices which has reduced the realized loss impact in instances of default. While economic conditions have improved since the beginning of the pandemic, and we have taken a number of actions including the utilization of loan modification programs to support our customers and manage credit risk, we may incur higher charge-offs in future periods as a result of continued economic dislocation resulting from the impacts of COVID-19.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held for sale during the period.

	Three months ended March 31,
($ in millions)	2021	2020
Consumer automotive	$8,812	$7,849
Consumer mortgage (a)	1,784	729
Consumer other (b)	211	76
Total consumer loan originations	$10,807	$8,654
(a)Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $1.0 billion and $300 million of loans originated as held for sale for the three months ended March 31, 2021, and March 31, 2020, respectively.
(b)Includes acquired loans related to our Ally Lending business, for which we have elected the fair value option measurement.
Total consumer loan originations increased $2.2 billion for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase for the three months ended March 31, 2021, was primarily due to growth in the direct-to-consumer mortgage business driven by the lower interest rate environment, as well as higher consumer demand and increased application flow and decisioning speeds in the consumer automotive portfolio. Additionally, originations for the three months ended March 31, 2020, were impacted by the COVID-19 pandemic which temporarily shut down or restricted operations at automotive dealers.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table shows the percentage of consumer automotive and consumer mortgage finance receivables and loans by state concentration based on amortized cost. Total consumer automotive loans were $74.0 billion and $73.7 billion at March 31, 2021, and December 31, 2020, respectively. Total consumer mortgage loans were $12.9 billion and $15.1 billion at March 31, 2021, and December 31, 2020, respectively.

	March 31, 2021 (a)		December 31, 2020
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.6%	33.8%	8.6%	34.3%
Texas	12.5	8.2	12.5	8.0
Florida	9.0	6.0	8.8	5.5
Pennsylvania	4.5	2.1	4.5	2.0
North Carolina	4.1	2.3	4.1	2.3
Georgia	3.9	3.1	3.9	3.1
Illinois	3.9	3.1	4.0	3.0
New York	3.2	3.5	3.2	3.4
Ohio	3.5	0.5	3.5	0.5
New Jersey	2.9	2.1	2.9	2.2
Other United States	43.9	35.3	44.0	35.7
Total consumer loans	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at March 31, 2021.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 24.3% and 24.7% of our total outstanding consumer finance receivables and loans at March 31, 2021, and December 31, 2020, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
Repossessed and Foreclosed Assets
We classify an asset as repossessed or foreclosed, which is included in other assets on our Condensed Consolidated Balance Sheet, when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.
Repossessed consumer automotive loan assets in our Automotive Finance operations were $133 million at March 31, 2021, and foreclosed mortgage assets were $2 million at March 31, 2021.
Commercial Credit Portfolio
During the three months ended March 31, 2021, the credit performance of the commercial portfolio remained stable as nonperforming finance receivables and loans decreased, and our net charge-offs remained low. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Commercial and industrial
Automotive	$15,132	$19,082	$17	$40	$—	$—
Other (c)	5,541	5,242	150	116	—	—
Commercial real estate	5,012	5,008	2	5	—	—
Total commercial finance receivables and loans	$25,685	$29,332	$169	$161	$—	$—
(a)Includes nonaccrual TDR loans of $149 million and $125 million at March 31, 2021, and December 31, 2020, respectively.
(b)Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for a description of our accounting policies for finance receivables and loans.
(c)Other commercial and industrial primarily includes senior secured commercial lending largely associated with our Corporate Finance operations.
Total commercial finance receivables and loans outstanding decreased $3.6 billion from December 31, 2020, to $25.7 billion at March 31, 2021. Results primarily reflect a $4.0 billion decrease in our commercial automotive loan portfolio due to lower dealer inventory levels, driven by strong consumer demand for vehicles that outpaced lower automotive production levels due to COVID-19. This decrease was partially offset by a $299 million increase to commercial other loans within the commercial and industrial portfolio class, driven primarily by asset-based lending, mostly through our Corporate Finance lender finance vertical, which provides asset managers with partial funding for their direct lending activities. This decrease was also partially offset by $4 million increase in our commercial real estate portfolio.
Total commercial nonperforming finance receivables and loans were $169 million at March 31, 2021, reflecting an increase of $8 million compared to December 31, 2020. The increase was primarily due to the downgrade of two exposures to nonaccrual status within commercial other in our commercial and industrial portfolio class. This increase was partially offset by a decrease due to lower dealer inventory levels in our commercial automotive portfolio driven by lower production levels as automotive manufacturers work to return to pre-pandemic levels. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans increased to 0.7% at March 31, 2021, compared to 0.5% at December 31, 2020.
Total commercial TDRs outstanding at March 31, 2021, increased $56 million since December 31, 2020, to $259 million. The increase was primarily driven by the restructuring of one exposure and an increase in the outstanding balance of an existing TDR within commercial other in our commercial and industrial portfolio class. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended March 31,
	Net charge-offs		Net charge-off ratios (a)
($ in millions)	2021	2020	2021	2020
Commercial and industrial
Automotive	$—	$2	—%	—%
Other	14	—	1.1	—
Total commercial finance receivables and loans	$14	$2	0.2	—
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held for sale during the period for each loan category.
Our net charge-offs from total commercial finance receivables and loans were $14 million for the three months ended March 31, 2021, compared to net charge-offs of $2 million for the three months ended March 31, 2020. The increase for three months ended March 31, 2021, was due to the partial charge-off of one exposure within our Corporate Finance operations.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $5.0 billion at both March 31, 2021, and December 31, 2020.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

	March 31, 2021	December 31, 2020
Florida	14.0%	13.3%
Texas	13.0	13.0
California	7.9	7.9
Michigan	7.7	7.7
North Carolina	5.6	5.5
New York	5.5	5.6
Georgia	3.6	3.6
Utah	3.0	3.0
Illinois	2.8	2.8
South Carolina	2.5	2.5
Other United States	34.4	35.1
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures decreased $901 million from December 31, 2020, to $3.1 billion at March 31, 2021. The decrease was primarily due to lower dealer inventory levels in our commercial automotive portfolio driven by continued lower production levels as automotive manufacturers work to return to pre-pandemic levels. This decrease was also driven by a lower number of special mention accounts within commercial other in our commercial and industrial receivables class.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

	March 31, 2021	December 31, 2020
Industry
Automotive	65.7%	67.7%
Services	6.8	5.8
Health/Medical	6.6	7.3
Other	20.9	19.2
Total commercial criticized finance receivables and loans	100.0%	100.0%
Allowance for Loan Losses
We adopted CECL on January 1, 2020, as further described in Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Our quantitatively determined allowance under CECL is impacted by certain forecasted economic factors as further described in Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K. For example, macroeconomic variables that our consumer automotive allowance for loan losses is most sensitive to include national and state unemployment levels. Our process for determining the allowance for loan losses considers a borrower’s willingness and ability to pay and considers other factors, including loan modification programs. In addition to our quantitative allowance for loan losses, we also incorporate qualitative adjustments that may relate to idiosyncratic risks, changes in current economic conditions that may not be reflected in quantitatively derived results such as the impacts associated with COVID-19. We also monitor model performance, using model error and related assessments, and we may incorporate qualitative reserves to adjust our quantitatively determined allowance if we observe deterioration in model performance.
Through March 2021, forecasted economic variables utilized in our quantitative allowance processes were updated to reflect the current macroeconomic environment and our future expectations which included (but were not limited to) the following: the unemployment rate declining to approximately 5% by the end of 2021, before reverting to the historical mean of approximately 7% starting in the first quarter of 2024, stable GDP growth through 2021 as measured on a quarter-over-quarter seasonally adjusted annualized rate basis, and stabilization of new light vehicle sales on a seasonally adjusted annualized rate basis to approximately 17 million units by the end of 2021. The overall improvement in the macroeconomic variables during the three months ended March 31, 2021, resulted in a decrease in the allowance for loan losses through our quantitative reserving process. Using our qualitative allowance framework, we reassessed and adjusted levels by incorporating uncertainty and volatility in the macroeconomic environment due to the COVID-19 pandemic, which partially offset the decreases in reserves from our quantitative process. As a result, our overall allowance for loan losses decreased $131 million from the prior quarter to $3.2 billion at March 31, 2021, representing 2.8% as a percentage of total finance receivables as of March 31, 2021, compared to 2.8% as of December 31, 2020.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months ended March 31, 2021, and March 31, 2020, respectively.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at December 31, 2020	$2,902	$33	$73	$3,008	$275	$3,283
Charge-offs (a)	(284)	(2)	(8)	(294)	(14)	(308)
Recoveries	187	3	—	190	—	190
Net charge-offs	(97)	1	(8)	(104)	(14)	(118)
Provision due to change in portfolio size	15	(4)	14	25	(4)	21
Provision due to incremental charge-offs	97	(1)	8	104	14	118
Provision due to all other factors	(108)	(2)	(19)	(129)	(23)	(152)
Total provision for credit losses (b)	4	(7)	3	—	(13)	(13)
Other	—	(1)	1	—	—	—
Allowance at March 31, 2021	$2,809	$26	$69	$2,904	$248	$3,152
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2021 (c)	3.8%	0.2%	14.3%	3.3%	1.0%	2.8%
Net charge-offs to average finance receivables and loans outstanding for the three months ended March 31, 2021	0.5%	—%	7.0%	0.5%	0.2%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2021 (c)	239.5%	27.9%	n/m	228.7%	146.5%	219.1%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2021	7.2	(7.6)	2.3	7.0	4.3	6.7
n/m = not meaningful
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Consumer mortgage provision expense includes a provision benefit of $4 million related to Mortgage Finance and a provision benefit of $3 million related to our legacy mortgage portfolio. Commercial provision expense includes a provision benefit of $17 million related to commercial automotive and provision expense of $13 million related to commercial other within the commercial and industrial portfolio class, and a provision benefit of $9 million related to commercial real estate.
(c)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at December 31, 2019	$1,075	$46	$9	$1,130	$133	$1,263
Cumulative effect of the adoption of Accounting Standards Update 2016-13	1,334	(6)	16	1,344	2	1,346
Allowance at January 1, 2020	$2,409	$40	$25	$2,474	$135	$2,609
Charge-offs (a)	(373)	(3)	(5)	(381)	(3)	(384)
Recoveries	111	5	1	117	1	118
Net charge-offs	(262)	2	(4)	(264)	(2)	(266)
Provision due to change in portfolio size	7	(1)	1	7	6	13
Provision due to incremental charge-offs	262	(2)	4	264	2	266
Provision due to all other factors	416	—	20	436	188	624
Total provision for credit losses (b)	685	(3)	25	707	196	903
Other	1	—	(1)	—	(1)	(1)
Allowance at March 31, 2020	$2,833	$39	$45	$2,917	$328	$3,245
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2020 (c)	3.9%	0.2%	21.2%	3.2%	0.9%	2.5%
Net charge-offs to average finance receivables and loans outstanding for the three months ended March 31, 2020	1.4%	—%	7.5%	1.2%	—%	0.8%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2020 (c)	263.0%	63.2%	n/m	255.9%	128.0%	232.4%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2020	2.7	(6.2)	2.9	2.8	35.8	3.0
n/m = not meaningful
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Consumer mortgage provision expense includes $1 million related to Mortgage Finance and a provision benefit of $4 million related to our legacy mortgage portfolio. Commercial provision expense includes $56 million related to commercial automotive and $115 million related to commercial other within the commercial and industrial portfolio class, and $25 million related to commercial real estate.
(c)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.
The allowance for consumer loan losses as of March 31, 2021, decreased $13 million compared to March 31, 2020, reflecting decreases of $24 million in the consumer automotive allowance and $13 million in the consumer mortgage allowance, partially offset by an increase of $24 million in the consumer other allowance. The decrease in our consumer automotive allowance was primarily driven by reserve declines associated with improvement in the macroeconomic environment as the economy has continued to recover, partially offset by higher reserves resulting from continued portfolio growth and higher reserves for TDRs associated with customer extensions granted for the three months ended March 31, 2021. The decrease in our consumer mortgage allowance was primarily driven by reserve declines associated with improvement in the macroeconomic environment as the economy has continued to recover. Additionally, the consumer mortgage allowance decreased due to lower portfolio balances for the three months ended March 31, 2021. The increase in the consumer other allowance was primarily driven by continued growth within Ally Lending during the three months ended March 31, 2021, partially offset by reserve declines associated with improvement in the macroeconomic environment.
The allowance for commercial loan losses decreased $80 million at March 31, 2021, compared to March 31, 2020. The decrease was primarily driven by reserve declines within our commercial automotive portfolio associated with improvement in the macroeconomic environment as the economy has continued to recover, as well as reserve decreases due to lower commercial automotive portfolio balances for the three months ended March 31, 2021.
The provision for consumer credit losses decreased $707 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease in provision for consumer credit losses was primarily driven by reserve increases within the consumer automotive portfolio during the three months ended March 31, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the three months ended March 31, 2021, as the macroeconomic environment continued to recover. Additionally, provision decreases during the three months ended March 31, 2021, were driven by lower net charge-offs in our consumer automotive portfolio as we continue to experience strong credit performance driven by favorable economic and operating conditions.
The provision for commercial credit losses decreased $209 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease in provision for commercial credit losses was primarily driven by reserve increases within commercial automotive and Corporate Finance during the three months ended March 31, 2020, associated with deterioration in the

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the three months ended March 31, 2021, as the macroeconomic environment continued to recover.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2021			2020
March 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$2,809	3.8%	89.1%	$2,833	3.9%	87.3%
Consumer mortgage
Mortgage Finance	16	0.1	0.5	18	0.1	0.6
Mortgage — Legacy	10	2.2	0.3	21	2.0	0.6
Total consumer mortgage	26	0.2	0.8	39	0.2	1.2
Consumer other	69	14.3	2.2	45	21.2	1.4
Total consumer loans	2,904	3.3	92.1	2,917	3.2	89.9
Commercial
Commercial and industrial
Automotive	25	0.2	0.8	81	0.3	2.5
Other	188	3.4	6.0	192	3.3	5.9
Commercial real estate	35	0.7	1.1	55	1.1	1.7
Total commercial loans	248	1.0	7.9	328	0.9	10.1
Total allowance for loan losses	$3,152	2.8	100.0%	$3,245	2.5	100.0%
Market Risk
Our financing, investing, and insurance activities give rise to market risk, or the potential change in the value of our assets (including securities, assets held for sale, loans and operating leases) and liabilities (including deposits and debt) due to movements in market variables, such as interest rates, credit spreads, foreign-exchange rates, equity prices, and off-lease vehicle prices.
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
LIBOR Transition
In recognition of the significance of LIBOR cessation, Ally employs an enterprise-wide LIBOR transition program that devotes numerous resources throughout all levels of the organization to facilitate the transition to alternative reference rates. Our program spans across impacted business lines and functions to evaluate risks associated with the transition, while taking into account specific considerations related to our customers, products and instruments, and counterparty exposures. Through this program, we continue to assess and plan for

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
potential impacts to our existing and future contracts with customers and counterparties, financial forecasts, operational processes, technology, modeling, and vendor relationships. Our program is also subject to the governance and oversight of our Board through the RC and certain executive committees, including the ALCO and the ERMC. For a more detailed discussion of our planned transition away from LIBOR, refer to the section titled Risk Management—LIBOR Transition in our 2020 Annual Report on Form 10-K.
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
We prepare forward-looking baseline forecasts of net financing revenue taking into consideration anticipated future business growth, asset/liability positioning, and interest rates based on the implied forward curve. The analysis is highly dependent upon a variety of assumptions including the repricing characteristics of retail deposits with both contractual and non-contractual maturities. We continually monitor industry and competitive repricing activity along with other market factors when contemplating deposit pricing assumptions.
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
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following 12 months. We test a number of alternative rate scenarios, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types. Relative to our baseline forecast, our net financing revenue over the next 12 months is expected to decrease by $34 million if interest rates remain unchanged.
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various shocks to the implied market forward curve as of March 31, 2021, and December 31, 2020.

	March 31, 2021		December 31, 2020
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
March 31, 2021
+200 basis points	$(29)	$(41)	$70	$64
+100 basis points	(27)	(9)	32	68
-25 basis points (b)	(44)	(96)	(3)	(40)
(a)Gradual changes in interest rates are recognized over 12 months.
(b)Our models currently assume rates do not go below zero.
The implied forward rate curve was steeper compared to December 31, 2020, as interest rates were at or near historical lows across the curve. The impact of this change is reflected in our baseline net financing revenue projections. As of March 31, 2021, we expect an upward instantaneous interest rate shock scenario to have a modest negative impact to the baseline forecast, primarily due to a shift from floating-rate to fixed-rate assets, our continued shift in funding to retail deposits, and changes to our derivative hedging position.
The exposure in the downward instantaneous interest rate shock scenario is largely driven by floating-rate assets and prepayment risk, as well as limited repricing of liquid deposits.
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
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
establishing the pricing at lease inception. However in certain instances, some automotive manufacturers have provided their guarantee for portions of our residual exposure, as further described in Note 8 to the Condensed Consolidated Financial Statements. Our operating lease portfolio, net of accumulated depreciation was $9.9 billion and $9.6 billion as of March 31, 2021, and December 31, 2020, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $8.2 billion and $7.9 billion as of March 31, 2021, and December 31, 2020, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A in our 2020 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended March 31, 2021
	2021	2020
Off-lease vehicles terminated (in units)	30,488	20,419
Average gain per vehicle ($ per unit)	$2,114	$121
Method of vehicle sales
Auction
Internet	48%	61%
Physical	9	12
Sale to dealer, lessee, and other	43	27
We recognized an average gain per vehicle of $2,114 for the three months ended March 31, 2021, compared to an average gain per vehicle of $121 for the same period in 2020. The increases in remarketing performance were primarily due to continued new vehicle supply constraints coupled with increased demand. The number of off-lease vehicles remarketed during the three months ended March 31, 2021, increased 49%, compared to the same period in 2020. This increase is primarily due to lower remarketing activity in the first quarter of 2020, as a result of the implementation of our new technology platform for our consumer automotive loans and operating leases, and subsequently, impacts of the COVID-19 pandemic which furthered the reduction in vehicle remarketing activity during the second half of March 2020. We expect positive trends in remarketing performance to continue in the near term and, as a result, have adjusted the rate of depreciation expense to recognize lower lifetime depreciation on vehicles scheduled to terminate through June 30, 2022. We will continue to evaluate our depreciation rate for leased vehicles based on expected residual values and adjust depreciation expense over the remaining life of the lease, if deemed necessary.
Operating Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. Our exposure to Stellantis vehicles represented approximately 87% and 91% of our operating lease units as of March 31, 2021, and 2020, respectively.
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

March 31,	2021	2020
Sport utility vehicle	57%	56%
Truck	34	34
Car	9	10

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes our cash, U.S. Treasury and agency securities, and committed credit facilities.

($ in millions)	March 31, 2021	December 31, 2020
Unencumbered highly liquid U.S. federal government and U.S. agency securities	$28,013	$24,763
Liquid cash and equivalents	15,223	14,945
Committed secured credit facilities
Total capacity (a)	350	560
Outstanding	—	—
Unused capacity (b)	350	560
Total available liquidity	$43,586	$40,268
(a)Includes committed secured credit facilities for which we had sufficient assets available to be pledged as collateral as of the reporting date.
(b)Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.
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
Key funding highlights from January 1, 2021, to date were as follows:
•We terminated our demand note offering and as of March 1, 2021, we repaid all outstanding balances under this program.
•We prepaid $88 million of unsecured term notes during the three months ended March 31, 2021, as we continue to shift our overall funding toward more cost-effective funding.
•On April 22, 2021, we issued $1.35 billion of preferred stock, and announced our intent to use the proceeds to redeem in part the Series 2 TRUPS outstanding.
•Our total capacity in committed secured credit facilities was reduced by $100 million during the three months ended March 31, 2021, as we continue to shift our overall funding toward a greater mix of cost-effective deposit funding.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	March 31, 2021		December 31, 2020
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Deposits	$139,585	87	$137,036	85
Debt
Secured financings	8,701	6	9,992	6
Institutional term debt	11,527	7	11,654	7
Retail debt programs (a)	275	—	2,496	2
Total debt (b)	20,503	13	24,142	15
Total on-balance-sheet funding	$160,088	100	$161,178	100
(a)Includes $275 million and $360 million of retail term notes at March 31, 2021, and December 31, 2020, respectively.
(b)Includes hedge basis adjustment as described in Note 17 to the Condensed Consolidated Financial Statements.
Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at March 31, 2021.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers through internet, telephone, mobile, and mail channels. We offer competitive rates and fees on a full spectrum of retail deposit products, including online savings accounts, money-market demand accounts, CDs, interest-bearing checking accounts, trust accounts, and IRAs. In addition to providing customers with valuable products and digital services, retail deposits provide a key funding source for Ally Bank as it continues to diversify its funding profile and reduce its reliance on more expensive and rate-sensitive funding, providing our Automotive Finance, Mortgage Finance, Corporate Finance, and Ally Lending businesses with a stable and low-cost funding source. We believe retail deposits are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries, including a deposit related to Ally Invest customer cash balances.
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	1st quarter 2021	4th quarter 2020	3rd quarter 2020	2nd quarter 2020	1st quarter 2020
Total primary retail deposit customers (in thousands)	2,334	2,250	2,211	2,133	2,040
Deposits ($ in millions)
Retail	$128,370	$124,357	$120,789	$115,813	$106,068
Brokered (a)	11,060	12,551	13,990	15,088	16,116
Other (b)	155	128	159	135	140
Total deposits	$139,585	$137,036	$134,938	$131,036	$122,324
(a)Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.9 billion as of both March 31, 2021, and December 31, 2020, $1.8 billion as of both September 30, 2020, and June 30, 2020, and $1.5 billion as of March 31, 2020.
(b)Other deposits include mortgage escrow and other deposits.
During the first three months of 2021, our total deposit base grew $2.5 billion and we added approximately 83,000 retail deposit customers, ending with 2.3 million retail deposit customers as of March 31, 2021. The growth in total deposits has been driven by strong growth in retail deposits, partially offset by a reduction in brokered deposits. Total retail deposits increased $4.0 billion during the three months ended March 31, 2021, primarily within our online savings product, bringing the total retail deposits portfolio to $128.4 billion as of March 31, 2021. Strong customer acquisition and retention rates, reflecting the strength of the brand, continue to drive growth in retail deposits, as well as continued economic stimulus measures and strong consumer liquidity.
As demonstrated by the launch of our smart savings tools in early 2020, we continue to advance our digital capabilities and deliver incremental value to our customers beyond competitive rates. In June 2020, Kiplinger named Ally Bank the “Best Internet Bank” for the fourth consecutive year, and in October 2020, MONEY® Magazine named Ally the “Best Online Bank” for the eighth time in the past ten years. For additional information on our deposit funding by type, refer to Note 11 to the Condensed Consolidated Financial Statements.
Securitizations and Secured Financings
While we primarily fund our business through deposits, we maintain a presence in the securitization markets to finance our automotive loan portfolios. Securitizations and secured funding transactions, collectively referred to as securitization transactions due to their similarities, allow us to convert our automotive-finance receivables and operating leases into cash earlier than what would have occurred in the normal course of business. For additional details surrounding our securitization activities, refer to the section titled Liquidity Management, Funding, and Regulatory Capital in our 2020 Annual Report on Form 10-K.
We manage securitization execution risk by maintaining a diverse domestic and foreign investor base and available capacity from committed secured credit facilities provided by banks. Our ability to access the unused capacity in these facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. We maintain bilateral facilities, which fund our Automotive Finance operations. The facilities can be revolving in nature—generally having an original tenor ranging from 364 days to two years and allowing for additional funding during the commitment period—or they can be amortizing and not allow for any further funding after the commitment period. At March 31, 2021, all of our $460 million of capacity was revolving and of this balance, $175 million was from facilities with a remaining tenor greater than 364 days.
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage finance receivables and loans and investment securities. As of March 31, 2021, we had pledged $12.8 billion of assets to the FHLB resulting in $11.0 billion in total funding capacity with $5.2 billion of debt outstanding.
At March 31, 2021, $27.5 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Unsecured Financings
We have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $275 million of retail term notes outstanding at March 31, 2021. In 2020, we accessed the unsecured debt capital markets four times, and collectively raised $2.8 billion through the issuance of senior notes composed of institutional term debt. We have also historically obtained unsecured funding from the sale of floating-rate demand notes under our demand notes program. The holder has the option to require us to redeem these notes at any time without restriction. On March 1, 2021, we terminated the offering of our demand notes program, and redeemed in full all outstanding demand notes. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of March 31, 2021, we had no debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We had assets pledged and restricted as collateral to the FRB totaling $2.4 billion as of March 31, 2021. We had no debt outstanding with the FRB as of March 31, 2021.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both March 31, 2021, and December 31, 2020, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

	Three months ended March 31,
($ in millions)	2021	2020
Net financing loss and other interest income	$(248)	$(274)
Dividends from bank subsidiaries	550	400
Dividends from nonbank subsidiaries	10	18
Total other revenue	63	71
Total net revenue	375	215
Provision for credit losses	(41)	(25)
Total noninterest expense	153	161
Income from continuing operations before income tax benefit	263	79
Income tax benefit from continuing operations (a)	(78)	(73)
Net income from continuing operations	341	152
Net income (b)	$341	$152
(a)There is a significant variation in the customary relationship between pretax (loss) income and income tax benefit due to our accounting policy elections and other adjustments.
(b)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	March 31, 2021	December 31, 2020
Total assets (a)	$4,948	$7,600
Total liabilities	$13,379	$16,133
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
Net cash provided by operating activities was $1.2 billion and $814 million for the three months ended March 31, 2021, and 2020, respectively. Activity increased year over year, as lower interest expense driven by lower market interest rates more than offset the decline in interest and fees on finance receivables and loans. Refer to the Consolidated Results of Operations section of this MD&A for further discussion.
Net cash provided by investing activities was $452 million for the three months ended March 31, 2021, compared to net cash used in investing activities of $325 million for the same period in 2020. The increase was primarily due to a $4.9 billion increase in cash inflows related to originations and repayments of finance receivables and loans held for investment and other, driven by lower outstanding floorplan assets. New vehicle inventories have declined due to strong sales and ongoing production constraints from COVID-19 paired with a global semiconductor chip shortage driving sustained production headwinds throughout 2021. Additionally, we experienced an increase in repayments of consumer mortgage loans, driven by an increase in refinance volume resulting from the low interest rate environment. This increase was partially offset by increased cash outflows for security purchases.
Net cash used in financing activities for the three months ended March 31, 2021, was $1.2 billion, compared to net cash provided by financing activities of $2.2 billion for the same period in 2020. The change was primarily attributable to a decrease of $6.1 billion in net cash inflows related to short-term borrowings, as the continued growth of our retail-deposit base has contributed to a more favorable mix of lower cost funding. This activity was partially offset by a $1.9 billion decrease in long-term debt repayments, net of issuances.
Capital Planning and Stress Tests
Under the tailoring framework described in the section titled Basel Capital Framework of Note 16 to the Condensed Consolidated Financial Statements, we are generally subject to supervisory stress testing on a two-year cycle and exempted from mandated company-run capital stress testing requirements. We are also required to submit an annual capital plan to the FRB. Our annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a detailed description of our process for assessing capital

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
adequacy, including a discussion of how we, under expected and stressful conditions, will maintain capital commensurate with our risks and above the minimum regulatory capital ratios, will serve as a source of strength to Ally Bank, and will maintain sufficient capital to continue our operations by maintaining ready access to funding, meeting our obligations to creditors and other counterparties, and continuing to serve as a credit intermediary.
We submitted our 2020 capital plan in April 2020, which included planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon. In June 2020, the FRB provided us with the results of the supervisory stress test, additional industry-wide sensitivity analyses conducted in light of the COVID-19 pandemic, and our preliminary stress capital buffer requirement. As described earlier in the section titled Basel Capital Framework, we updated our capital plan in light of revised stress scenarios from the FRB and submitted our updated plan to the FRB in November 2020. In December 2020, the FRB publicly disclosed summary results of its second round of supervisory stress testing and extended its deadline for notifying firms about whether their stress capital buffer requirements will be recalculated to March 31, 2021. On March 25, 2021, the FRB further extended this deadline to June 30, 2021.
In June 2020, the FRB announced several actions to ensure that large firms, such as Ally, would remain resilient despite the economic uncertainty from the COVID-19 pandemic, including for the third quarter of 2020 (1) the suspension of repurchases by any firm of its common stock, except repurchases relating to issuances of common stock related to employee stock ownership plans, and (2) the disallowance of any increase by a firm in the amount of its common-stock dividends and the imposition of a common-stock dividend limit equal to the average of the firm’s net income for the four preceding calendar quarters. These restrictions were extended by the FRB for the fourth quarter of 2020. In December 2020, the FRB extended and modified these restrictions for the first quarter of 2021 to limit aggregate common-stock dividends and share repurchases to an amount equal to the average of the firm’s net income for the four preceding calendar quarters subject to specified exceptions. On March 25, 2021, the FRB extended these modified restrictions for the second quarter of 2021 and announced that, for a firm such as Ally that is not subject to the 2021 supervisory stress test and on a two-year cycle, the additional restrictions will end after June 30, 2021, and the firm’s stress capital buffer requirement based on the June 2020 supervisory stress test results will remain in place. The FRB, however, retains the discretion to change course and further extend these restrictions or impose different ones. On January 11, 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021 subject to restrictions imposed by the FRB.
In January 2021, the FRB issued a final rule effective April 5, 2021, to align its capital planning and stress capital buffer requirements with the tailoring framework. Under the final rule, unless otherwise directed by the FRB in specified circumstances, Ally and other Category IV firms are generally no longer required to calculate forward-looking projections of revenues, losses, reserves, and pro forma capital levels under scenarios provided by the FRB. Each firm continues to be required, however, to provide a forward-looking analysis of income and capital levels under expected and stressful conditions that are designed by the firm. In addition, for Category IV firms, the final rule updated the frequency of calculating the portion of the stress capital buffer derived from the supervisory stress test to every other year. These firms have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which they would not generally be subject to the supervisory stress test. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm would receive an updated stress capital buffer requirement that reflects its updated planned common-stock dividends. The final rule also includes reporting and other changes consistent with the tailoring framework. The deadline for electing to opt into the 2021 supervisory stress test was April 5, 2021, and Ally did not make such an election.
We submitted our 2021 capital plan on April 5, 2021, which includes planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon and other capital actions. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), impacts related to the COVID-19 pandemic, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.
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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	F3	BBB-	Stable	March 30, 2021 (a)
Moody’s	Not Prime	Ba1	Stable	May 12, 2020 (b)
S&P	A-3	BBB-	Stable	March 25, 2021 (c)
DBRS	R-3	BBB (Low)	Stable	March 4, 2021 (d)
(a)Fitch affirmed our senior unsecured debt rating of BBB- and short-term rating of F3, and changed the outlook to Stable from Negative on March 30, 2021.
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
(c)Standard & Poor’s affirmed our senior unsecured debt rating of BBB-, affirmed our short-term rating of A-3, and changed the outlook to Stable from Negative on March 25, 2021.
(d)DBRS affirmed our senior unsecured debt rating of BBB (Low), affirmed our short-term rating of R-3, and changed the outlook to Stable from Negative on March 4, 2021.
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
Our most critical accounting estimates are as follows:
•Allowance for loan losses
•Valuation of automotive lease assets and residuals
•Fair value of financial instruments
•Determination of provision for income taxes
During 2021, we did not substantively change any material aspect of our overall methodologies and processes used in developing the above estimates from what was described in the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.
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

	2021			2020			Increase (decrease) due to
Three months ended March 31, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$15,363	$4	0.10%	$4,853	$14	1.16%	$30	$(40)	$(10)
Investment securities (b)	33,982	124	1.49	31,613	213	2.71	16	(105)	(89)
Loans held-for-sale, net	570	5	3.65	150	2	6.21	6	(3)	3
Finance receivables and loans, net (b) (c)	115,665	1,582	5.55	126,645	1,742	5.53	(151)	(9)	(160)
Investment in operating leases, net (d)	9,831	207	8.57	9,078	119	5.22	10	78	88
Other earning assets	712	7	3.74	1,081	13	4.98	(4)	(2)	(6)
Total interest-earning assets	176,123	1,929	4.44	173,420	2,103	4.88			(174)
Noninterest-bearing cash and cash equivalents	531			418
Other assets	8,502			7,583
Allowance for loan losses	(3,280)			(2,629)
Total assets	$181,876			$178,792
Liabilities and equity
Interest-bearing deposit liabilities (b)	$137,566	$306	0.90%	$121,076	$592	1.97%	$81	$(367)	$(286)
Short-term borrowings	814	1	0.36	4,496	17	1.49	(14)	(2)	(16)
Long-term debt	21,173	250	4.80	33,122	348	4.23	(126)	28	(98)
Total interest-bearing liabilities	159,553	557	1.42	158,694	957	2.43			(400)
Noninterest-bearing deposit liabilities	152			141
Total funding sources	159,705	557	1.42	158,835	957	2.43
Other liabilities	7,038			6,137
Total liabilities	166,743			164,972
Total equity	15,133			13,820
Total liabilities and equity	$181,876			$178,792
Net financing revenue and other interest income		$1,372			$1,146				$226
Net interest spread (e)			3.02%			2.45%
Net yield on interest-earning assets (f)			3.16%			2.66%
(a)Average balances are calculated using an average daily balance methodology.
(b)Includes the effects of derivative financial instruments designated as hedges. Refer to Note 17 to the Condensed Consolidated Financial Statements for further information about the effects of our hedging activities.
(c)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements of our 2020 Annual Report on Form 10-K.
(d)Yield includes gains on the sale of off-lease vehicles of $64 million and $2 million for the three months ended March 31, 2021, and 2020, respectively. Excluding these gains on sale, the annualized yield was 5.91% and 5.11% for the three months ended March 31, 2021, and 2020, respectively.
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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2021, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 22 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings, which supplements the discussion of legal proceedings set forth in Note 29 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors described in our 2020 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended March 31, 2021.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended March 31, 2021.

Three months ended March 31, 2021	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
January 2021	869	$37.97	869	$1,567
February 2021	2,697	40.67	2,697	1,457
March 2021	1,710	44.80	1,710	1,381
Total	5,276	41.56	5,276
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)Excludes brokerage commissions.
(c)On January 12, 2021, we announced a common stock-repurchase program of up to $1.6 billion. The program commenced in the first quarter of 2021 and will expire on December 31, 2021. Refer to Note 16 to the Condensed Consolidated Financial Statements for further details.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Ally Financial Inc. • Form 10-Q
Item 6.    Exhibits
The exhibits listed on the following index of exhibits are filed as a part of this report.

Exhibit	Description	Method of Filing

3.1	Certificate of Designation of 4.700% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B of Ally Financial Inc.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of April 22, 2021, (File No. 1-3754), incorporated herein by reference.

22.1	Subsidiary Guarantors	Filed as Exhibit 22 to the Company’s Quarterly Report for the period ended March 31, 2020, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101	The following information from our Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)	Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended March 31, 2021, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of May, 2021.

Ally Financial Inc. (Registrant)

/S/ JENNIFER A. LACLAIR
Jennifer A. LaClair Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Chief Accounting Officer, and Corporate Controller