Form 10-Q
period 2021-06-30
Ally Financial Inc.
filed 2021-08-02
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021, or

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
Yes ☐                    No ☑
At July 29, 2021, the number of shares outstanding of the Registrant’s common stock was 360,541,736 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
ABS	Asset-backed securities
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC Act	Bank Holding Company Act of 1956 as amended
BHC	Bank holding company
BMC	Better Mortgage Company
Board	Ally Board of Directors
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977 as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as amended
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act as amended
ERMC	Enterprise Risk Management Committee
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991 as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999 as amended
GM	General Motors Company
IB Finance	IB Finance Holding Company, LLC
IRA	Individual retirement account
LCR	Liquidity coverage ratio
LIBOR	London Interbank Offered Rate
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NYSE	New York Stock Exchange
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
RV	Recreational vehicle
RWA	Risk-weighted asset
SEC	U.S. Securities and Exchange Commission
Series 2 TRUPS	8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I
SOFR	Secured Overnight Financing Rate
SPE	Special-purpose entity
Stellantis	Stellantis N.V.
TDR	Troubled debt restructuring
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,588	$1,630	$3,170	$3,372
Interest on loans held-for-sale	4	4	9	6
Interest and dividends on investment securities and other earning assets	147	197	278	423
Interest on cash and cash equivalents	4	4	8	18
Operating leases	384	343	754	710
Total financing revenue and other interest income	2,127	2,178	4,219	4,529
Interest expense
Interest on deposits	268	541	574	1,133
Interest on short-term borrowings	—	13	1	30
Interest on long-term debt	230	318	480	666
Total interest expense	498	872	1,055	1,829
Net depreciation expense on operating lease assets	82	252	245	500
Net financing revenue and other interest income	1,547	1,054	2,919	2,200
Other revenue
Insurance premiums and service revenue earned	278	263	558	540
Gain on mortgage and automotive loans, net	19	14	55	2
Loss on extinguishment of debt	(73)	(1)	(74)	(1)
Other gain on investments, net	65	188	188	109
Other income, net of losses	249	91	376	171
Total other revenue	538	555	1,103	821
Total net revenue	2,085	1,609	4,022	3,021
Provision for credit losses	(32)	287	(45)	1,190
Noninterest expense
Compensation and benefits expense	446	334	841	694
Insurance losses and loss adjustment expenses	74	142	137	216
Goodwill impairment	—	50	—	50
Other operating expenses	555	459	1,040	945
Total noninterest expense	1,075	985	2,018	1,905
Income (loss) from continuing operations before income tax expense	1,042	337	2,049	(74)
Income tax expense from continuing operations	143	95	354	3
Net income (loss) from continuing operations	899	242	1,695	(77)
Income (loss) from discontinued operations, net of tax	1	(1)	1	(1)
Net income (loss)	900	241	1,696	(78)
Other comprehensive income (loss), net of tax	189	109	(415)	692
Comprehensive income	$1,089	$350	$1,281	$614
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
(in dollars) (a)	2021	2020	2021	2020
Basic earnings per common share
Net income (loss) from continuing operations	$2.43	$0.65	$4.55	$(0.20)
Net income (loss)	$2.43	$0.64	$4.55	$(0.21)
Diluted earnings per common share (b)
Net income (loss) from continuing operations	$2.41	$0.64	$4.52	$(0.20)
Net income (loss)	$2.41	$0.64	$4.52	$(0.21)
Cash dividends declared per common share	$0.19	$0.19	$0.38	$0.38
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

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents
Noninterest-bearing	$653	$724
Interest-bearing	13,011	14,897
Total cash and cash equivalents	13,664	15,621
Equity securities	1,026	1,071
Available-for-sale securities (amortized cost of $33,781 and $28,936) (a)	34,161	29,830
Held-to-maturity securities (fair value of $1,173 and $1,331)	1,126	1,253
Loans held-for-sale, net	409	406
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	112,217	118,534
Allowance for loan losses	(3,126)	(3,283)
Total finance receivables and loans, net	109,091	115,251
Investment in operating leases, net	10,715	9,639
Premiums receivable and other insurance assets	2,773	2,679
Other assets	7,505	6,415
Total assets	$180,470	$182,165
Liabilities
Deposit liabilities
Noninterest-bearing	$149	$128
Interest-bearing	138,955	136,908
Total deposit liabilities	139,104	137,036
Short-term borrowings	—	2,136
Long-term debt	16,896	22,006
Interest payable	365	412
Unearned insurance premiums and service revenue	3,536	3,438
Accrued expenses and other liabilities	3,039	2,434
Total liabilities	162,940	167,462
Contingencies (refer to Note 23)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 504,118,452 and 501,237,055; and outstanding 362,638,597 and 374,674,415)	21,631	21,544
Preferred stock	2,324	—
Accumulated deficit	(2,726)	(4,278)
Accumulated other comprehensive income	216	631
Treasury stock, at cost (141,479,855 and 126,562,640 shares)	(3,915)	(3,194)
Total equity	17,530	14,703
Total liabilities and equity	$180,470	$182,165
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

($ in millions)	June 30, 2021	December 31, 2020
Assets
Finance receivables and loans, net
Consumer automotive	$7,232	$7,630
Commercial	2,137	5,868
Allowance for loan losses	(252)	(285)
Total finance receivables and loans, net	9,117	13,213
Other assets	761	983
Total assets	$9,878	$14,196
Liabilities
Long-term debt	$1,847	$4,158
Accrued expenses and other liabilities	3	3
Total liabilities	$1,850	$4,161
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total equity
Balance at April 1, 2020	$21,470	$—	$(5,465)	$706	$(3,192)	$13,519
Net income			241			241
Share-based compensation	29					29
Other comprehensive income				109		109
Common stock dividends ($0.19 per share)			(72)			(72)
Balance at June 30, 2020	$21,499	$—	$(5,296)	$815	$(3,192)	$13,826
Balance at April 1, 2021	$21,566	$—	$(3,555)	$27	$(3,413)	$14,625
Net income			900			900
Net proceeds from issuance of Series B preferred stock		1,335				1,335
Net proceeds from issuance of Series C preferred stock		989				989
Share-based compensation	65					65
Other comprehensive income				189		189
Common stock repurchases					(502)	(502)
Common stock dividends ($0.19 per share)			(71)			(71)
Balance at June 30, 2021	$21,631	$2,324	$(2,726)	$216	$(3,915)	$17,530

	Six months ended June 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total equity
Balance at December 31, 2019	$21,438	$—	$(4,057)	$123	$(3,088)	$14,416
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2016-13			(1,017)			(1,017)
Balance at January 1, 2020	$21,438	$—	$(5,074)	$123	$(3,088)	$13,399
Net loss			(78)			(78)
Share-based compensation	61					61
Other comprehensive income				692		692
Common stock repurchases					(104)	(104)
Common stock dividends ($0.38 per share)			(144)			(144)
Balance at June 30, 2020	$21,499	$—	$(5,296)	$815	$(3,192)	$13,826
Balance at January 1, 2021	$21,544	$—	$(4,278)	$631	$(3,194)	$14,703
Net income			1,696			1,696
Net proceeds from issuance of Series B preferred stock		1,335				1,335
Net proceeds from issuance of Series C preferred stock		989				989
Share-based compensation	87					87
Other comprehensive loss				(415)		(415)
Common stock repurchases					(721)	(721)
Common stock dividends ($0.38 per share)			(144)			(144)
Balance at June 30, 2021	$21,631	$2,324	$(2,726)	$216	$(3,915)	$17,530
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2021	2020
Operating activities
Net income (loss)	$1,696	$(78)
Reconciliation of net income (loss) to net cash provided by operating activities
Depreciation and amortization	640	802
Goodwill impairment	—	50
Provision for credit losses	(45)	1,190
Gain on mortgage and automotive loans, net	(55)	(2)
Other gain on investments, net	(188)	(109)
Loss on extinguishment of debt	74	1
Originations and purchases of loans held-for-sale	(2,154)	(1,329)
Proceeds from sales and repayments of loans held-for-sale	2,230	1,167
Net change in
Deferred income taxes	(675)	—
Interest payable	(48)	56
Other assets	2	(420)
Other liabilities	231	(211)
Other, net	(86)	45
Net cash provided by operating activities	1,622	1,162
Investing activities
Purchases of equity securities	(724)	(740)
Proceeds from sales of equity securities	944	774
Purchases of available-for-sale securities	(14,376)	(7,696)
Proceeds from sales of available-for-sale securities	2,788	5,544
Proceeds from repayments of available-for-sale securities	6,539	4,440
Purchases of held-to-maturity securities	(97)	—
Proceeds from repayments of held-to-maturity securities	223	177
Purchases of finance receivables and loans held-for-investment	(3,500)	(3,495)
Proceeds from sales of finance receivables and loans initially held-for-investment	376	1
Originations and repayments of finance receivables and loans held-for-investment and other, net	9,095	13,135
Purchases of operating lease assets	(3,026)	(1,949)
Disposals of operating lease assets	1,775	1,179
Net change in nonmarketable equity investments	93	148
Other, net	(201)	(213)
Net cash (used in) provided by investing activities	(91)	11,305

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2021	2020
Financing activities
Net change in short-term borrowings	(2,136)	(1,842)
Net increase in deposits	2,060	10,272
Proceeds from issuance of long-term debt	194	2,372
Repayments of long-term debt	(3,800)	(7,434)
Repurchases of common stock	(721)	(104)
Preferred stock issuance	2,326	—
Trust preferred securities redemption	(1,442)	—
Dividends paid	(144)	(144)
Net cash (used in) provided by financing activities	(3,663)	3,120
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	3	(3)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,129)	15,584
Cash and cash equivalents and restricted cash at beginning of year	16,574	4,380
Cash and cash equivalents and restricted cash at June 30,	$14,445	$19,964
Supplemental disclosures
Cash paid for
Interest	$1,057	$1,722
Income taxes	1,212	7
Noncash items
Loans held-for-sale transferred to finance receivables and loans held-for-investment	5	70
Additions of property and equipment	46	—
Finance receivables and loans held-for-investment transferred to loans held-for-sale	414	—
In-kind distribution from equity-method investee	—	60
Equity consideration received in exchange for restructured loans	—	5
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

June 30, ($ in millions)	2021	2020
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$13,664	$19,131
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	781	833
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$14,445	$19,964
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a digital financial-services company committed to its promise to “Do It Right” for its consumer, commercial, and corporate customers. Ally is composed of an industry-leading independent automotive finance and insurance operation, an award-winning digital direct bank (Ally Bank, Member FDIC and Equal Housing Lender, which offers mortgage lending, point-of-sale personal lending, and a variety of deposit and other banking products), a corporate finance business for equity sponsors and middle-market companies, and securities brokerage and investment advisory services. A relentless ally for all things money, Ally helps people save well and earn well, so they can spend for what matters. We are a Delaware corporation and are registered as a BHC under the BHC Act, and an FHC under the GLB Act.
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
The Condensed Consolidated Financial Statements at June 30, 2021, and for the three months and six months ended June 30, 2021, and 2020, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed on February 24, 2021, with the SEC.
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
The following tables present a disaggregated view of our revenue from contracts with customers. For further information regarding our revenue recognition policies and details about the nature of our respective revenue streams, refer to Note 1 and Note 3 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2021
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$158	$—	$—	$—	$158
Remarketing fee income	27	—	—	—	—	27
Brokerage commissions and other revenue	—	—	—	—	13	13
Deposit account and other banking fees (d)	—	—	—	—	5	5
Brokered/agent commissions	—	4	—	—	—	4
Other	6	—	—	—	2	8
Total revenue from contracts with customers	33	162	—	—	20	215
All other revenue	28	182	22	33	58	323
Total other revenue (e)	$61	$344	$22	$33	$78	$538
2020
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$142	$—	$—	$—	$142
Remarketing fee income	15	—	—	—	—	15
Brokerage commissions and other revenue	—	—	—	—	14	14
Deposit account and other banking fees (d)	—	—	—	—	1	1
Brokered/agent commissions	—	4	—	—	—	4
Other	3	—	—	—	—	3
Total revenue from contracts with customers	18	146	—	—	15	179
All other revenue	22	292	19	6	37	376
Total other revenue (e)	$40	$438	$19	$6	$52	$555
(a)We had opening balances of $3.0 billion and $2.9 billion in unearned revenue associated with outstanding contracts at April 1, 2021, and April 1, 2020, respectively, and $228 million and $211 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended June 30, 2021, and June 30, 2020, respectively.
(b)At June 30, 2021, we had unearned revenue of $3.1 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $423 million during the remainder of 2021, $789 million in 2022, $700 million in 2023, $531 million in 2024, and $628 million thereafter. At June 30, 2020, we had unearned revenue of $2.9 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.8 billion and $1.9 billion at April 1, 2021, and June 30, 2021, respectively, and recognized $133 million of expense during the three months ended June 30, 2021. We had deferred insurance assets of $1.7 billion and $1.8 billion at April 1, 2020, and June 30, 2020, respectively, and recognized $121 million of expense during the three months ended June 30, 2020.
(d)Reflects various services fees we charge depositors. Effective May 25, 2021, we eliminated all overdraft fees for Ally Bank deposit accounts.
(e)Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2021
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$313	$—	$—	$—	$313
Remarketing fee income	54	—	—	—	—	54
Brokerage commissions and other revenue	—	—	—	—	33	33
Deposit account and other banking fees (c)	—	—	—	—	11	11
Brokered/agent commissions	—	8	—	—	—	8
Other	12	—	—	—	2	14
Total revenue from contracts with customers	66	321	—	—	46	433
All other revenue	57	402	62	59	90	670
Total other revenue (d)	$123	$723	$62	$59	$136	$1,103
2020
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$285	$—	$—	$—	$285
Remarketing fee income	32	—	—	—	—	32
Brokerage commissions and other revenue	—	—	—	—	27	27
Deposit account and other banking fees (c)	—	—	—	—	5	5
Brokered/agent commissions	—	8	—	—	—	8
Other	8	—	—	—	—	8
Total revenue from contracts with customers	40	293	—	—	32	365
All other revenue	47	282	29	19	79	456
Total other revenue (d)	$87	$575	$29	$19	$111	$821
(a)We had opening balances of $3.0 billion and $2.9 billion in unearned revenue associated with outstanding contracts at January 1, 2021, and January 1, 2020, respectively, and $453 million and $425 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the six months ended June 30, 2021, and June 30, 2020.
(b)We had deferred insurance assets of $1.8 billion and $1.9 billion at January 1, 2021, and June 30, 2021, respectively, and recognized $265 million of expense during the six months ended June 30, 2021. We had deferred insurance assets of $1.7 billion and $1.8 billion at January 1, 2020, and June 30, 2020, respectively, and recognized $246 million of expense during the six months ended June 30, 2020.
(c)Reflects various services fees we charge depositors. Effective May 25, 2021, we eliminated all overdraft fees for Ally Bank deposit accounts.
(d)Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $128 million and $192 million for the three months and six months ended June 30, 2021, respectively, and net remarketing losses of $11 million and $9 million for the three months and six months ended June 30, 2020, respectively, on the sale of off-lease vehicles. These gains and losses are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income.
3.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Gain (loss) on nonmarketable equity investments, net	$99	$(4)	$103	$(4)
Late charges and other administrative fees	29	16	60	37
Remarketing fees	27	15	54	32
Income from equity-method investments	31	53	45	52
Other, net	63	11	114	54
Total other income, net of losses	$249	$91	$376	$171

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
4.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2021	2020
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$129	$122
Less: Reinsurance recoverable	90	88
Net reserves for insurance losses and loss adjustment expenses at January 1,	39	34
Net insurance losses and loss adjustment expenses incurred related to:
Current year	136	215
Prior years (a)	1	1
Total net insurance losses and loss adjustment expenses incurred	137	216
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(108)	(178)
Prior years	(27)	(26)
Total net insurance losses and loss adjustment expenses paid or payable	(135)	(204)
Net reserves for insurance losses and loss adjustment expenses at June 30,	41	46
Plus: Reinsurance recoverable	85	86
Total gross reserves for insurance losses and loss adjustment expenses at June 30,	$126	$132
(a)There have been no material adverse changes to the reserve for prior years.
5.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Insurance commissions	$138	$127	$274	$253
Technology and communications	81	80	159	159
Lease and loan administration	57	46	112	84
Advertising and marketing	45	32	86	76
Property and equipment depreciation	38	34	74	68
Professional services	28	28	61	59
Charitable contributions	54	3	55	4
Vehicle remarketing and repossession	17	11	38	34
Regulatory and licensing fees	17	29	35	58
Occupancy	18	13	33	29
Non-income taxes	9	7	15	14
Amortization of intangible assets	4	5	9	10
Other	49	44	89	97
Total other operating expenses	$555	$459	$1,040	$945

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

	June 30, 2021				December 31, 2020
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,153	$12	$(17)	$2,148	$783	$20	$—	$803
U.S. States and political subdivisions	989	37	(2)	1,024	1,046	50	(1)	1,095
Foreign government	181	4	(1)	184	167	9	—	176
Agency mortgage-backed residential	20,615	343	(123)	20,835	18,053	538	(3)	18,588
Mortgage-backed residential	2,890	25	(5)	2,910	2,595	49	(4)	2,640
Agency mortgage-backed commercial	4,355	109	(59)	4,405	4,063	139	(13)	4,189
Asset-backed	552	3	—	555	420	5	—	425
Corporate debt	2,046	63	(9)	2,100	1,809	105	—	1,914
Total available-for-sale securities (a) (b) (c) (d) (e)	$33,781	$596	$(216)	$34,161	$28,936	$915	$(21)	$29,830
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,126	$57	$(10)	$1,173	$1,253	$79	$(1)	$1,331
Total held-to-maturity securities (e) (f)	$1,126	$57	$(10)	$1,173	$1,253	$79	$(1)	$1,331
(a)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $13 million at both June 30, 2021, and December 31, 2020.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 18 for additional information.
(c)Available-for-sale securities with a fair value of $151 million and $145 million at June 30, 2021, and December 31, 2020, respectively, were pledged for purposes as required by contractual obligation or law. Under these agreements, we granted the counterparty the right to sell or pledge the underlying investment securities.
(d)Totals do not include accrued interest receivable, which was $90 million at both June 30, 2021, and December 31, 2020. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(e)There was no allowance for credit losses recorded at June 30, 2021, or December 31, 2020, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(f)Totals do not include accrued interest receivable, which was $3 million at both June 30, 2021, and December 31, 2020. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2021
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,148	1.1%	$12	1.6%	$510	0.9%	$1,626	1.2%	$—	—%
U.S. States and political subdivisions	1,024	3.0	51	2.5	102	2.4	212	2.7	659	3.2
Foreign government	184	1.9	13	2.1	106	2.0	65	1.8	—	—
Agency mortgage-backed residential	20,835	2.6	—	—	—	—	31	2.0	20,804	2.6
Mortgage-backed residential	2,910	2.8	—	—	—	—	28	2.9	2,882	2.8
Agency mortgage-backed commercial	4,405	1.9	—	—	—	—	1,753	2.3	2,652	1.7
Asset-backed	555	2.1	—	—	350	2.5	194	1.4	11	3.2
Corporate debt	2,100	2.4	103	2.7	849	2.4	1,147	2.4	1	1.7
Total available-for-sale securities	$34,161	2.4	$179	2.5	$1,917	2.0	$5,056	1.9	$27,009	2.5
Amortized cost of available-for-sale securities	$33,781		$178		$1,874		$4,945		$26,784
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,126	2.9%	$—	—%	$—	—%	$—	—%	$1,126	2.9%
Total held-to-maturity securities	$1,126	2.9	$—	—	$—	—	$—	—	$1,126	2.9
December 31, 2020
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$803	1.2%	$13	0.1%	$708	1.1%	$82	1.7%	$—	—%
U.S. States and political subdivisions	1,095	3.0	49	1.4	103	2.3	228	2.7	715	3.3
Foreign government	176	2.1	9	1.7	86	2.3	81	1.9	—	—
Agency mortgage-backed residential	18,588	3.1	—	—	—	—	37	2.0	18,551	3.1
Mortgage-backed residential	2,640	3.1	—	—	—	—	36	2.9	2,604	3.1
Agency mortgage-backed commercial	4,189	1.9	—	—	—	—	1,628	2.3	2,561	1.7
Asset-backed	425	2.9	—	—	349	3.0	49	1.8	27	3.1
Corporate debt	1,914	2.7	155	2.7	625	2.9	1,077	2.6	57	2.1
Total available-for-sale securities	$29,830	2.8	$226	2.3	$1,871	2.2	$3,218	2.4	$24,515	3.0
Amortized cost of available-for-sale securities	$28,936		$224		$1,808		$3,022		$23,882
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,253	3.0%	$—	—%	$—	—%	$—	—%	$1,253	3.0%
Total held-to-maturity securities	$1,253	3.0	$—	—	$—	—	$—	—	$1,253	3.0
(a)Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.
The balances of cash equivalents were $42 million and $25 million at June 30, 2021, and December 31, 2020, respectively, and were composed primarily of money-market funds and short-term securities, including U.S. Treasury bills.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents interest and dividends on investment securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Taxable interest	$131	$177	$245	$382
Taxable dividends	7	5	12	10
Interest and dividends exempt from U.S. federal income tax	5	5	10	8
Interest and dividends on investment securities	$143	$187	$267	$400
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Available-for-sale securities
Gross realized gains	$6	$19	$38	$124
Net realized gains on available-for-sale securities	6	19	38	124
Net realized gain on equity securities	40	80	114	81
Net unrealized gain (loss) on equity securities	19	89	36	(96)
Other gain on investments, net	$65	$188	$188	$109
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of June 30, 2021, and December 31, 2020. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch. They represent a composite of the ratings or, where credit ratings cannot be sourced from the agencies, are presented based on the asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of June 30, 2021, and December 31, 2020. We have not recorded any interest income reversals on our held-to-maturity securities during the six months ended June 30, 2021, or 2020.

	June 30, 2021		December 31, 2020
($ in millions)	AA	Total (a)	AA	Total (a)
Debt securities
Agency mortgage-backed residential	$1,126	$1,126	$1,253	$1,253
Total held-to-maturity securities	$1,126	$1,126	$1,253	$1,253
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K. As of June 30, 2021, and December 31, 2020, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. As a result of this evaluation, management determined that no credit reserves were required at June 30, 2021, or December 31, 2020. We have not recorded any interest income reversals on our available-for-sale securities during the six months ended June 30, 2021, or 2020.

	June 30, 2021				December 31, 2020
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$871	$(17)	$—	$—	$3	$—	$—	$—
U.S. States and political subdivisions	121	(2)	—	—	83	(1)	—	—
Foreign government	57	(1)	—	—	7	—	—	—
Agency mortgage-backed residential	8,530	(123)	—	—	1,225	(3)	—	—
Mortgage-backed residential	1,109	(5)	4	—	316	(4)	—	—
Agency mortgage-backed commercial	2,764	(59)	—	—	926	(13)	—	—
Asset-backed	103	—	—	—	11	—	—	—
Corporate debt	586	(9)	1	—	59	—	5	—
Total available-for-sale securities	$14,141	$(216)	$5	$—	$2,630	$(21)	$5	$—
During the three months and six months ended June 30, 2021, and 2020, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
7.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	June 30, 2021	December 31, 2020
Consumer automotive (a)	$75,951	$73,668
Consumer mortgage
Mortgage Finance (b)	13,629	14,632
Mortgage — Legacy (c)	429	495
Total consumer mortgage	14,058	15,127
Consumer other (d)	640	407
Total consumer	90,649	89,202
Commercial
Commercial and industrial
Automotive	11,303	19,082
Other	5,442	5,242
Commercial real estate	4,823	5,008
Total commercial	21,568	29,332
Total finance receivables and loans (e) (f)	$112,217	$118,534
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $6 million and $8 million at June 30, 2021, and December 31, 2020, respectively. All of these loans have exited the interest-only period.
(c)Includes loans originated as interest-only mortgage loans of $25 million and $30 million at June 30, 2021, and December 31, 2020, respectively, of which 99% have exited the interest-only period.
(d)Includes $8 million of finance receivables at both June 30, 2021, and December 31, 2020, for which we have elected the fair value option.
(e)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.2 billion and $2.0 billion at June 30, 2021, and December 31, 2020, respectively.
(f)Totals do not include accrued interest receivable, which was $475 million and $587 million at June 30, 2021, and December 31, 2020, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and six months ended June 30, 2021.

Three months ended June 30, 2021 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at April 1, 2021	$2,809	$26	$69	$248	$3,152
Charge-offs (b)	(183)	(2)	(5)	(7)	(197)
Recoveries	188	3	1	11	203
Net charge-offs	5	1	(4)	4	6
Provision for credit losses	(12)	(4)	8	(24)	(32)
Other	—	1	(1)	—	—
Allowance at June 30, 2021	$2,802	$24	$72	$228	$3,126
(a)Excludes $8 million of finance receivables at both April 1, 2021, and June 30, 2021, for which we have elected the fair value option.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for information regarding our charge-off policies.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2021 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2021	$2,902	$33	$73	$275	$3,283
Charge-offs (b)	(467)	(4)	(13)	(21)	(505)
Recoveries	375	6	1	11	393
Net charge-offs	(92)	2	(12)	(10)	(112)
Provision for credit losses	(8)	(11)	11	(37)	(45)
Other	—	—	—	—	—
Allowance at June 30, 2021	$2,802	$24	$72	$228	$3,126
(a)Excludes $8 million of finance receivables at both June 30, 2021, and December 31, 2020, for which we have elected the fair value option.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for information regarding our charge-off policies.

Three months ended June 30, 2020 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at April 1, 2020	$2,833	$39	$45	$328	$3,245
Charge-offs (b)	(245)	(2)	(4)	(40)	(291)
Recoveries	108	4	—	1	113
Net charge-offs	(137)	2	(4)	(39)	(178)
Provision for credit losses	269	1	6	11	287
Other	(2)	—	2	—	—
Allowance at June 30, 2020	$2,963	$42	$49	$300	$3,354
(a)Excludes $10 million and $8 million of finance receivables at April 1, 2020, and June 30, 2020, respectively, for which we have elected the fair value option.
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
(a)Excludes $8 million and $11 million of finance receivables at June 30, 2020, and December 31, 2019, respectively, for which we have elected the fair value option.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for information regarding our charge-off policies.
The following table presents information about significant sales of finance receivables and loans and transfers of finance receivables and loans from held for investment to held for sale based on net carrying value.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Consumer mortgage	$84	—	$413	$—
Total sales and transfers	$84	$—	$413	$—

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents information about significant purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Consumer automotive	$727	$635	$1,304	$995
Consumer mortgage	1,744	1,870	1,932	2,354
Commercial	—	1	—	1
Total purchases of finance receivables and loans	$2,471	$2,506	$3,236	$3,350
Nonaccrual Loans
The following tables present the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of June 30, 2021, and December 31, 2020.

			June 30, 2021
($ in millions)	Nonaccrual status at Jan. 1, 2021	Nonaccrual status at Apr. 1, 2021	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,256	$1,173	$1,033	$472
Consumer mortgage
Mortgage Finance	67	63	49	26
Mortgage — Legacy	35	32	27	25
Total consumer mortgage	102	95	76	51
Consumer other	3	2	2	—
Total consumer	1,361	1,270	1,111	523
Commercial
Commercial and industrial
Automotive	40	17	33	4
Other	116	150	133	51
Commercial real estate	5	2	6	6
Total commercial	161	169	172	61
Total finance receivables and loans	$1,522	$1,439	$1,283	$584
(a)Represents a component of nonaccrual status at end of period.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

			December 31, 2020
($ in millions)	Nonaccrual status at Jan. 1, 2020	Nonaccrual status at Apr. 1, 2020	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$762	$1,077	$1,256	$604
Consumer mortgage
Mortgage Finance	17	22	67	18
Mortgage — Legacy	40	40	35	28
Total consumer mortgage	57	62	102	46
Consumer other	2	1	3	—
Total consumer	821	1,140	1,361	650
Commercial
Commercial and industrial
Automotive	73	86	40	10
Other	138	162	116	41
Commercial real estate	4	8	5	5
Total commercial	215	256	161	56
Total finance receivables and loans	$1,036	$1,396	$1,522	$706
(a)Represents a component of nonaccrual status at end of period.
We recorded interest income from cash payments associated with finance receivables and loans in nonaccrual status of $3 million and $5 million for the three months and six months ended June 30, 2021, respectively, compared to $4 million and $6 million for the three months and six months ended June 30, 2020, respectively.
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

	Origination year							Revolving loans converted to term
June 30, 2021 ($ in millions)	2021	2020	2019	2018	2017	2016 and prior	Revolving loans		Total
Consumer automotive
Current	$19,187	$22,144	$15,212	$9,239	$5,073	$3,344	$—	$—	$74,199
30–59 days past due	69	280	332	244	157	139	—	—	1,221
60–89 days past due	14	71	94	66	40	33	—	—	318
90 or more days past due	4	35	58	45	33	38	—	—	213
Total consumer automotive	19,274	22,530	15,696	9,594	5,303	3,554	—	—	75,951
Consumer mortgage
Mortgage Finance
Current	3,754	2,862	1,430	1,059	1,420	3,002	—	—	13,527
30–59 days past due	22	8	5	3	5	17	—	—	60
60–89 days past due	—	—	—	2	—	3	—	—	5
90 or more days past due	—	1	3	9	4	20	—	—	37
Total Mortgage Finance	3,776	2,871	1,438	1,073	1,429	3,042	—	—	13,629
Mortgage — Legacy
Current	—	—	—	—	—	98	274	30	402
30–59 days past due	—	—	—	—	—	2	2	—	4
60–89 days past due	—	—	—	—	—	2	—	—	2
90 or more days past due	—	—	—	—	—	16	4	1	21
Total Mortgage — Legacy	—	—	—	—	—	118	280	31	429
Total consumer mortgage	3,776	2,871	1,438	1,073	1,429	3,160	280	31	14,058
Consumer other
Current	376	205	31	8	2	—	—	—	622
30–59 days past due	2	2	1	—	—	—	—	—	5
60–89 days past due	1	2	—	—	—	—	—	—	3
90 or more days past due	1	1	—	—	—	—	—	—	2
Total consumer other (a)	380	210	32	8	2	—	—	—	632
Total consumer	$23,430	$25,611	$17,166	$10,675	$6,734	$6,714	$280	$31	$90,641
(a)Excludes $8 million of finance receivables at June 30, 2021, for which we have elected the fair value option.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2020 ($ in millions)	2020	2019	2018	2017	2016	2015 and prior	Revolving loans		Total
Consumer automotive
Current	$27,255	$19,204	$12,129	$7,060	$3,678	$1,766	$—	$—	$71,092
30–59 days past due	281	466	376	264	174	97	—	—	1,658
60–89 days past due	66	165	129	88	55	32	—	—	535
90 or more days past due	32	108	96	71	46	30	—	—	383
Total consumer automotive	27,634	19,943	12,730	7,483	3,953	1,925	—	—	73,668
Consumer mortgage
Mortgage Finance
Current	3,432	2,410	1,744	2,254	1,177	3,492	—	—	14,509
30–59 days past due	10	9	10	11	7	16	—	—	63
60–89 days past due	1	1	3	2	1	3	—	—	11
90 or more days past due	1	5	8	10	4	21	—	—	49
Total Mortgage Finance	3,444	2,425	1,765	2,277	1,189	3,532	—	—	14,632
Mortgage — Legacy
Current	—	—	—	—	—	121	303	36	460
30–59 days past due	—	—	—	—	—	4	2	—	6
60–89 days past due	—	—	—	—	—	2	—	—	2
90 or more days past due	—	—	—	—	—	20	5	2	27
Total Mortgage — Legacy	—	—	—	—	—	147	310	38	495
Total consumer mortgage	3,444	2,425	1,765	2,277	1,189	3,679	310	38	15,127
Consumer other
Current	306	53	13	4	1	—	—	—	377
30–59 days past due	9	3	1	—	—	—	—	—	13
60–89 days past due	4	1	—	1	—	—	—	—	6
90 or more days past due	2	1	—	—	—	—	—	—	3
Total consumer other (a)	321	58	14	5	1	—	—	—	399
Total consumer	$31,399	$22,426	$14,509	$9,765	$5,143	$5,604	$310	$38	$89,194
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

	Origination year							Revolving loans converted to term
June 30, 2021 ($ in millions)	2021	2020	2019	2018	2017	2016 and prior	Revolving loans		Total
Commercial and industrial
Automotive
Pass	$218	$353	$201	$45	$52	$73	$9,261	$—	$10,203
Special mention	12	9	23	41	38	37	887	—	1,047
Substandard	—	1	—	1	—	2	49	—	53
Doubtful	—	—	—	—	—	—	—	—	—
Total automotive	230	363	224	87	90	112	10,197	—	11,303
Other
Pass	297	457	556	194	90	218	2,675	86	4,573
Special mention	—	75	139	27	86	99	71	17	514
Substandard	—	32	25	—	138	90	17	25	327
Doubtful	—	—	—	—	—	27	—	—	27
Loss	—	—	—	—	1	—	—	—	1
Total other	297	564	720	221	315	434	2,763	128	5,442
Commercial real estate
Pass	452	1,111	867	731	457	869	3	4	4,494
Special mention	—	58	131	45	31	49	—	—	314
Substandard	—	—	—	—	—	13	—	—	13
Doubtful	—	—	—	—	—	2	—	—	2
Total commercial real estate	452	1,169	998	776	488	933	3	4	4,823
Total commercial	$979	$2,096	$1,942	$1,084	$893	$1,479	$12,963	$132	$21,568

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2020 ($ in millions)	2020	2019	2018	2017	2016	2015 and prior	Revolving loans		Total
Commercial and industrial
Automotive
Pass	$869	$220	$58	$91	$76	$34	$15,433	$—	$16,781
Special mention	48	23	59	52	9	18	2,013	—	2,222
Substandard	3	2	—	—	1	—	72	—	78
Doubtful	—	—	—	—	—	—	1	—	1
Total automotive	920	245	117	143	86	52	17,519	—	19,082
Other
Pass	536	622	244	210	81	69	2,142	76	3,980
Special mention	76	169	123	190	102	115	123	43	941
Substandard	33	26	—	108	—	77	21	20	285
Doubtful	—	—	—	6	—	27	2	1	36
Total other	645	817	367	514	183	288	2,288	140	5,242
Commercial real estate
Pass	1,108	928	799	580	651	512	—	2	4,580
Special mention	38	132	116	32	49	43	—	—	410
Substandard	—	—	—	3	6	7	—	—	16
Doubtful	—	—	—	—	2	—	—	—	2
Total commercial real estate	1,146	1,060	915	615	708	562	—	2	5,008
Total commercial	$2,711	$2,122	$1,399	$1,272	$977	$902	$19,807	$142	$29,332
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
June 30, 2021
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$11,303	$11,303
Other	—	—	—	—	5,442	5,442
Commercial real estate	—	—	2	2	4,821	4,823
Total commercial	$—	$—	$2	$2	$21,566	$21,568
December 31, 2020
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$19,082	$19,082
Other	—	—	—	—	5,242	5,242
Commercial real estate	—	—	2	2	5,006	5,008
Total commercial	$—	$—	$2	$2	$29,330	$29,332
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For consumer automotive loans, we may offer several types of assistance to aid our customers, including payment extensions and rewrites of the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at amortized cost were $2.4 billion and $2.2 billion at June 30, 2021, and December 31, 2020, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Our consumer automotive portfolio accounts for the majority of the year-over-year increase in TDR balances. TDRs in our consumer automotive portfolio increased as a result of the COVID-19 loan modification program offered to customers. Additionally, following the expiration of that program, we have continued to support impacted borrowers pursuant to our established risk management policies and practices.
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $21 million and $14 million at June 30, 2021, and December 31, 2020, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for additional information.
The following tables present information related to finance receivables and loans recorded at amortized cost modified in connection with a TDR during the period.

	2021			2020
Three months ended June 30, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive	14,670	$271	$267	21,293	$323	$297
Consumer mortgage
Mortgage Finance	10	4	5	19	11	11
Mortgage — Legacy	3	1	1	23	3	3
Total consumer mortgage	13	5	6	42	14	14
Total consumer	14,683	276	273	21,335	337	311
Commercial and industrial
Automotive	1	1	1	2	31	26
Other	—	—	—	1	23	7
Commercial real estate	1	3	3	—	—	—
Total commercial	2	4	4	3	54	33
Total finance receivables and loans	14,685	$280	$277	21,338	$391	$344

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	2021			2020
Six months ended June 30, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive	40,260	$743	$733	44,093	$663	$615
Consumer mortgage
Mortgage Finance	15	8	9	29	15	15
Mortgage — Legacy	4	1	1	55	7	7
Total consumer mortgage	19	9	10	84	22	22
Total consumer	40,279	752	743	44,177	685	637
Commercial and industrial
Automotive	1	1	1	3	38	33
Other	1	33	33	1	23	7
Commercial real estate	1	3	3	—	—	—
Total commercial	3	37	37	4	61	40
Total finance receivables and loans	40,282	$789	$780	44,181	$746	$677
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

	2021			2020
Three months ended June 30, ($ in millions)	Number of loans	Amortized cost	Charge-off amount	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	1,751	$22	$11	1,119	$11	$8
Consumer mortgage
Mortgage Finance	1	—	—	—	—	—
Mortgage — Legacy	2	—	—	—	—	—
Total consumer finance receivables and loans	1,754	$22	$11	1,119	$11	$8

	2021			2020
Six months ended June 30, ($ in millions)	Number of loans	Amortized cost	Charge-off amount	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	4,565	$55	$31	2,283	$24	$17
Consumer mortgage
Mortgage Finance	1	—	—	—	—	—
Mortgage — Legacy	4	—	—	—	—	—
Total consumer finance receivables and loans	4,570	$55	$31	2,283	$24	$17
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
During the three months and six months ended June 30, 2021, we paid $16 million and $29 million, respectively, in cash for amounts included in the measurement of lease liabilities at June 30, 2021, compared to $12 million and $25 million for the three months and six months ended June 30, 2020, in cash for amounts included in the measurement of lease liabilities at June 30, 2020. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the six months ended June 30, 2021, and June 30, 2020, we obtained $333 million and $43 million, respectively, of ROU assets in exchange for new lease liabilities. As of June 30, 2021, the weighted-average remaining lease term of our operating lease portfolio was 7 years, and the weighted-average discount rate was 2.15%, compared to 7 years and 2.21% as of December 31, 2020.
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of June 30, 2021, and that have noncancelable lease terms expiring after June 30, 2021.

($ in millions)
2021	$20
2022	35
2023	27
2024	20
2025	18
2026 and thereafter	58
Total undiscounted cash flows	178
Difference between undiscounted cash flows and discounted cash flows	(11)
Total lease liability	$167
In March 2021, we commenced the lease for a new corporate facility in Charlotte, North Carolina, which includes an underlying purchase option that is reasonably expected to be executed. As a result, this lease facility is presented as a financing lease at June 30, 2021. The finance lease liability of $326 million includes payments inherent in the purchase obligation. The expense associated with this lease was not material. We provided notice of our intent to exercise the purchase option in April 2021, and executed on the purchase agreement in July 2021. Additionally, we agreed to sublease a portion of this corporate facility in exchange for $13 million in future lease payments over a ten year lease term.
The following table details the components of total net operating lease expense.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Operating lease expense	$14	$11	$26	$24
Variable lease expense	2	2	4	4
Total lease expense, net (a)	$16	$13	$30	$28
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
When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of June 30, 2021, and December 31, 2020, consumer operating leases with a carrying value, net of accumulated depreciation, of $264 million and $352 million, respectively, were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.
The following table details our investment in operating leases.

($ in millions)	June 30, 2021	December 31, 2020
Vehicles	$12,170	$11,182
Accumulated depreciation	(1,455)	(1,543)
Investment in operating leases, net	$10,715	$9,639
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after June 30, 2021.

($ in millions)
2021	$818
2022	1,326
2023	877
2024	274
2025	36
2026 and thereafter	2
Total lease payments from operating leases	$3,333
We recognized operating lease revenue of $384 million and $754 million for the three months and six months ended June 30, 2021, respectively, and $343 million and $710 million for the three months and six months ended June 30, 2020. Depreciation expense on operating lease assets includes net remarketing gains and losses recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Depreciation expense on operating lease assets (excluding remarketing gains and losses) (a)	$210	$241	$437	$491
Remarketing (gains) losses, net	(128)	11	(192)	9
Net depreciation expense on operating lease assets	$82	$252	$245	$500
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $5 million and $10 million during the three months and six months ended June 30, 2021, respectively, and $5 million and $12 million during the three months and six months ended June 30, 2020.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet was $496 million and $450 million as of June 30, 2021, and December 31, 2020, respectively. This includes lease payment receivables of $483 million and $437 million at June 30, 2021, and December 31, 2020, respectively, and unguaranteed residual assets of $13 million at both June 30, 2021, and December 31, 2020. Interest income on finance lease receivables was $7 million and $13 million for the three months and six months ended June 30, 2021, respectively, and $5 million and $11 million for the three months and six months ended June 30, 2020, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after June 30, 2021.

($ in millions)
2021	$90
2022	152
2023	124
2024	97
2025	44
2026 and thereafter	29
Total undiscounted cash flows	536
Difference between undiscounted cash flows and discounted cash flows	(53)
Present value of lease payments recorded as lease receivable	$483
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
There were no sales of financial assets into nonconsolidated VIEs for both the three months and six months ended June 30, 2021, and June 30, 2020.
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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
June 30, 2021
On-balance sheet variable interest entities
Consumer automotive	$18,448	(b)	$1,964	(c)
Commercial automotive	2,306		1
Off-balance sheet variable interest entities
Commercial other	1,563	(d)	666	(e)	—	2,040	(f)
Total	$22,317		$2,631		$—	$2,040
December 31, 2020
On-balance sheet variable interest entities
Consumer automotive	$17,833	(b)	$3,103	(c)
Commercial automotive	6,276		1,152
Off-balance sheet variable interest entities
Commercial other	1,295	(d)	529	(e)	—	1,754	(f)
Total	$25,404		$4,784		$—	$1,754
(a)Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.
(b)Includes $10.9 billion and $9.9 billion of assets that were not encumbered by VIE beneficial interests held by third parties at June 30, 2021, and December 31, 2020, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $114 million and $94 million of liabilities that were not obligations to third-party beneficial interest holders at June 30, 2021, and December 31, 2020, respectively.
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
Cash Flows with Off-Balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive assets (for example, servicing) that were outstanding during the six months ended June 30, 2021, and 2020. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

	Six months ended June 30,
($ in millions)	2021	2020
Consumer automotive
Cash flows received on retained interests in securitization entities	$—	$8
Servicing fees	—	2
Cash disbursements for repurchases during the period	—	(2)
Total	$—	$8
Delinquencies and Net Credit Losses
We did not have any off-balance sheet securitizations or whole-loan sales where we had continuing involvement at June 30, 2021, or December 31, 2020. During the six months ended June 30, 2020, we recognized $1 million of net credit losses from off-balance sheet securitizations where we have continuing involvement.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
10.    Other Assets
The components of other assets were as follows.

($ in millions)	June 30, 2021	December 31, 2020
Property and equipment at cost	$1,668	$1,541
Accumulated depreciation	(877)	(815)
Net property and equipment	791	726
Investment in qualified affordable housing projects	1,261	1,095
Nonmarketable equity investments (a) (b)	939	915
Net deferred tax assets	889	94
Restricted cash held for securitization trusts (c)	702	875
Accrued interest, fees, and rent receivables	572	704
Equity-method investments (d)	382	320
Goodwill	343	343
Finance lease right-of-use assets (e)	327	—
Operating lease right-of-use assets	142	162
Other accounts receivable	128	166
Restricted cash and cash equivalents (f)	79	78
Net intangible assets (g)	41	50
Fair value of derivative contracts in receivable position (h)	16	17
Other assets	893	870
Total other assets	$7,505	$6,415
(a)Includes investments in FHLB stock of $239 million and $276 million at June 30, 2021, and December 31, 2020, respectively; FRB stock of $449 million at both June 30, 2021, and December 31, 2020; and equity securities without a readily determinable fair value of $251 million and $189 million at June 30, 2021, and December 31, 2020, respectively, measured at cost with adjustments for impairment and observable changes in price.
(b)During both the three months and six months ended June 30, 2021, we recorded $81 million of upward adjustments related to equity securities without a readily determinable fair value still held at June 30, 2021, driven primarily by an investment in one entity for which there was a subsequent funding round at a higher valuation during the period, resulting in an observable price change. During both the three months and six months ended June 30, 2021, we recorded $1 million of impairments and downward adjustments related to equity securities without a readily determinable fair value still held at June 30, 2021. Securities held in our portfolio of equity securities without a readily determinable fair value as of June 30, 2021, include cumulative upward adjustments of $176 million and impairments and downward adjustments of $13 million through June 30, 2021.
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
(g)Includes gross intangible assets of $109 million at both June 30, 2021, and December 31, 2020, and accumulated amortization of $68 million and $59 million at June 30, 2021, and December 31, 2020, respectively.
(h)For additional information on derivative instruments and hedging activities, refer to Note 18.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2020	$20	$27	$296	$343
Impairment losses	—	—	—	—
Goodwill at June 30, 2021	$20	$27	$296	$343
(a)Includes $153 million of goodwill associated with Ally Lending at both June 30, 2021, and December 31, 2020, and $143 million of goodwill associated with Ally Invest at both June 30, 2021, and December 31, 2020.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
11.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	June 30, 2021	December 31, 2020
Noninterest-bearing deposits	$149	$128
Interest-bearing deposits
Savings, money market, and checking accounts	93,702	83,698
Certificates of deposit	45,253	53,210
Total deposit liabilities	$139,104	$137,036
At June 30, 2021, and December 31, 2020, certificates of deposit included $22.8 billion and $25.8 billion, respectively, of those in denominations of $100 thousand or more. At June 30, 2021, and December 31, 2020, certificates of deposit included $7.7 billion and $8.6 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.
12.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	June 30, 2021			December 31, 2020
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes (b)	$—	$—	$—	$2,136	$—	$2,136
Total short-term borrowings	$—	$—	$—	$2,136	$—	$2,136
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
(b)On March 1, 2021, we terminated the offering of our demand notes program, and redeemed in full all outstanding demand notes.
Long-Term Debt
The following table presents the composition of our long-term debt portfolio.

	June 30, 2021			December 31, 2020
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$966	$6,181	$7,147	$647	$4,438	$5,085
Due after one year	8,924	825	9,749	11,367	5,554	16,921
Total long-term debt (b) (c)	$9,890	$7,006	$16,896	$12,014	$9,992	$22,006
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 18 for additional information.
(b)Includes $1.2 billion and $2.6 billion of trust preferred securities at June 30, 2021, and December 31, 2020, respectively.
(c)Includes advances, net of hedge basis adjustments, from the FHLB of Pittsburgh of $5.0 billion and $5.8 billion at June 30, 2021, and December 31, 2020, respectively.
The following table presents the scheduled remaining maturity of long-term debt at June 30, 2021, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2021	2022	2023	2024	2025	2026 and thereafter	Total
Unsecured
Long-term debt	$1,074	$1,103	$2,108	$1,473	$2,360	$2,755	$10,873
Original issue discount	(66)	(51)	(57)	(64)	(69)	(676)	(983)
Total unsecured	1,008	1,052	2,051	1,409	2,291	2,079	9,890
Secured
Long-term debt	1,459	4,867	617	41	12	10	7,006
Total long-term debt	$2,467	$5,919	$2,668	$1,450	$2,303	$2,089	$16,896

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following summarizes assets restricted as collateral for the payment of the related debt obligation, primarily arising from securitization transactions accounted for as secured borrowings.

	June 30, 2021		December 31, 2020
($ in millions)	Total (a)	Ally Bank	Total (a)	Ally Bank
Consumer mortgage finance receivables	$13,968	$13,968	$14,979	$14,979
Consumer automotive finance receivables	9,660	9,244	9,953	9,510
Commercial finance receivables	2,147	2,147	10,866	10,866
Total assets restricted as collateral (b) (c)	$25,775	$25,359	$35,798	$35,355
Secured debt	$7,006	$6,700	$9,992	$9,634
(a)Ally Bank is a component of the total column.
(b)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $14.0 billion and $20.0 billion at June 30, 2021, and December 31, 2020, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans and investment securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $2.4 billion at both June 30, 2021, and December 31, 2020. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(c)Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 10 for additional information.
Trust Preferred Securities
We had approximately $1.2 billion and $2.6 billion in aggregate liquidation preference of Series 2 TRUPS outstanding at June 30, 2021, and December 31, 2020, respectively. Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions are payable at an annual rate equal to three-month LIBOR plus 5.785% payable quarterly in arrears. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time may redeem, in part or in whole, the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case. The Series 2 TRUPS were issued prior to October 4, 2010, under the Emergency Economic Stabilization Act of 2008 and are not subject to phase-out from additional Tier 1 capital into Tier 2 capital.
On April 22, 2021, we issued $1.35 billion of preferred stock, Series B, and used the proceeds to redeem $1.4 billion, or 56,000,000 shares of the Series 2 TRUPS outstanding. The redemption was effectuated on May 24, 2021. Additionally, on June 2, 2021, we issued $1.0 billion of preferred stock, Series C, and announced our intent to use the proceeds to redeem a portion of the Series 2 TRUPS outstanding. On July 2, 2021, we effectuated the redemption of an additional $1.04 billion, or 41,600,000 shares of the Series 2 TRUPS outstanding.
The amount of Series 2 TRUPS included in Ally’s Tier 1 capital was $181 million at June 30, 2021. The amount represents the carrying amount of the Series 2 TRUPS, net of the carrying amount of Series 2 TRUPS for which we issued a notice of redemption on June 2, 2021, less our common stock investment in the trust.
Funding Facilities
We utilize both committed secured credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Condensed Consolidated Balance Sheet.
The total capacity in our credit facilities is provided by banks through private transactions. The facilities can be revolving in nature, generally having an original tenor ranging from 364 days to two years, and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the commitment period. At June 30, 2021, all of our $300 million of capacity was revolving and of this balance, $125 million was from facilities with a remaining tenor greater than 364 days.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Committed Secured Credit Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Parent funding
Secured	$132	$—	$168	$560	$300	$560
Total committed secured credit facilities	$132	$—	$168	$560	$300	$560
(a)Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.
13.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	June 30, 2021	December 31, 2020
Accounts payable	$663	$602
Unfunded commitments for investment in qualified affordable housing projects	662	525
Employee compensation and benefits	348	316
Finance lease liabilities	326	—
Operating lease liabilities	167	187
Deferred revenue	146	104
Reserves for insurance losses and loss adjustment expenses	126	129
Fair value of derivative contracts in payable position (a)	47	33
Net deferred tax liabilities	17	92
Cash collateral received from counterparties	4	6
Other liabilities	533	440
Total accrued expenses and other liabilities	$3,039	$2,434
(a)For additional information on derivative instruments and hedging activities, refer to Note 18.
14.    Preferred Stock
Series B Preferred Stock
In April 2021, we issued 1,350,000 shares of 4.700% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, with $0.01 par value and liquidation preference of $1,000 per share. Proceeds from the offering were used to redeem a portion of our 8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I. Dividends on shares of the Series B Preferred Stock are discretionary and are not cumulative. Holders of the Series B Preferred Stock will be entitled to receive, if, when and as declared by our Board, or a duly authorized committee of the Board, out of legally available assets, non-cumulative cash dividends quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2021. Dividends will accrue (i) from the date of original issue to, but excluding, May 15, 2026, at a fixed rate of 4.700% per annum and (ii) from, and including, May 15, 2026, during each five-year reset period, at a rate per annum equal to the five-year treasury rate as of the most recent reset dividend determination date plus 3.868% on the liquidation preference amount of $1,000 per share. So long as any share of Series B Preferred Stock remains outstanding, unless the dividends for the most recently completed dividend period have been paid in full, or set aside for payment, on all outstanding shares of Series B Preferred Stock, we will be prohibited, subject to certain specified exceptions, from (i) declaring or paying any dividends or making any distributions with respect to any stock that ranks on a parity basis with, or junior in interest to, the Series B Preferred Stock or (ii) repurchasing, redeeming, or otherwise acquiring for consideration, directly or indirectly, any stock that ranks on a parity basis with, or junior in interest to, the Series B Preferred Stock.
The holders of the Series B Preferred Stock do not have voting rights other than those set forth in the certificate of designations for the Series B Preferred Stock included in Ally’s Certificate of Incorporation. The Series B Preferred Stock does not have a stated maturity date, and will be perpetual unless redeemed at Ally’s option. Ally is not required to redeem the Series B Preferred Stock and holders of the Series B Preferred Stock have no right to require Ally to redeem their shares. Ally may, at its option, redeem the shares of Series B Preferred stock (i) in whole or in part, on any dividend payment date on or after May 15, 2026, or (ii) in whole, but not in part, at any time within 90 days following a regulatory capital treatment event. In the event of any liquidation, dissolution or winding up of the affairs of Ally, holders of the Series B Preferred Stock will be entitled to receive the liquidation amount per share of Series B Preferred Stock and an amount equal to all declared, but unpaid dividends declared prior to the date of payment out of assets available for distribution, before any distribution is made for holders of stock that ranks junior in interest to the Series B Preferred Stock, subject to the rights of Ally’s creditors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Series C Preferred Stock
In June 2021, we issued 1,000,000 shares of 4.700% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C, with $0.01 par value and liquidation preference of $1,000 per share. Proceeds from the offering were used to redeem a portion of our 8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I. Dividends on shares of the Series C Preferred Stock are discretionary and are not cumulative. Holders of the Series C Preferred Stock will be entitled to receive, if, when and as declared by our Board, or a duly authorized committee of the Board, out of legally available assets, non-cumulative cash dividends quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2021. Dividends will accrue (i) from the date of original issue to, but excluding, May 15, 2028, at a fixed rate of 4.700% per annum and (ii) from, and including, May 15, 2028, during each seven-year reset period, at a rate per annum equal to the seven-year treasury rate as of the most recent reset dividend determination date plus 3.481% on the liquidation preference amount of $1,000 per share. So long as any share of Series C Preferred Stock remains outstanding, unless the dividends for the most recently completed dividend period have been paid in full, or set aside for payment, on all outstanding shares of Series C Preferred Stock, we will be prohibited, subject to certain specified exceptions, from (i) declaring or paying any dividends or making any distributions with respect to any stock that ranks on a parity basis with, or junior in interest to, the Series C Preferred Stock or (ii) repurchasing, redeeming, or otherwise acquiring for consideration, directly or indirectly, any stock that ranks on a parity basis with, or junior in interest to, the Series C Preferred Stock.
The holders of the Series C Preferred Stock do not have voting rights other than those set forth in the certificate of designations for the Series C Preferred Stock included in Ally’s Certificate of Incorporation. The Series C Preferred Stock does not have a stated maturity date, and will be perpetual unless redeemed at Ally’s option. Ally is not required to redeem the Series C Preferred Stock and holders of the Series C Preferred Stock have no right to require Ally to redeem their shares. Ally may, at its option, redeem the shares of Series C Preferred stock (i) in whole or in part, on any dividend payment date on or after May 15, 2028, or (ii) in whole, but not in part, at any time within 90 days following a regulatory capital treatment event. In the event of any liquidation, dissolution or winding up of the affairs of Ally, holders of the Series C Preferred Stock will be entitled to receive the liquidation amount per share of Series C Preferred Stock and an amount equal to all declared, but unpaid dividends declared prior to the date of payment out of assets available for distribution, before any distribution is made for holders of stock that ranks junior in interest to the Series C Preferred Stock, subject to the rights of Ally’s creditors.
The following table summarizes information about our preferred stock.

June 30, 2021
Series B preferred stock (a)
Issuance date	April 22, 2021
Carrying value ($ in millions)	$1,335
Par value (per share)	$0.01
Liquidation preference (per share)	$1,000
Number of shares authorized	1,350,000
Number of shares issued and outstanding	1,350,000
Dividend/coupon
Prior to May 15, 2026	4.700%
On and after May 15, 2026	Five Year Treasury + 3.868%
Series C preferred stock (a)
Issuance date	June 2, 2021
Carrying value ($ in millions)	$989
Par value (per share)	$0.01
Liquidation preference (per share)	$1,000
Number of shares authorized	1,000,000
Number of shares issued and outstanding	1,000,000
Dividend/coupon
Prior to May 15, 2028	4.700%
On and after May 15, 2028	Seven Year Treasury + 3.481%
(a)We may, at our option, redeem the Series B and Series C shares on any dividend payment date on or after May 15, 2026, or May 15, 2028, respectively, or at any time within 90 days following a regulatory event that precludes the instruments from being included in additional Tier 1 capital.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
15.    Accumulated Other Comprehensive Income
The following tables present changes, net of tax, in each component of accumulated other comprehensive income.

	Three months ended June 30,
($ in millions)	Unrealized gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income
Balance at April 1, 2020	$661	$18	$130	$(103)	$706
Net change	122	1	(14)	—	109
Balance at June 30, 2020	$783	$19	$116	$(103)	$815
Balance at April 1, 2021	$53	$20	$65	$(111)	$27
Net change	206	—	(17)	—	189
Balance at June 30, 2021	$259	$20	$48	$(111)	$216
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.
(b)For additional information on derivative instruments and hedging activities, refer to Note 18.

	Six months ended June 30,
($ in millions)	Unrealized gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income
Balance at December 31, 2019	$208	$19	$2	$(106)	$123
Net change	575	—	114	3	692
Balance at June 30, 2020	$783	$19	$116	$(103)	$815
Balance at December 31, 2020	$640	$19	$82	$(110)	$631
Net change	(381)	1	(34)	(1)	(415)
Balance at June 30, 2021	$259	$20	$48	$(111)	$216
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.
(b)For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive income.

Three months ended June 30, 2021 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$276		$(65)		$211
Less: Net realized gains reclassified to income from continuing operations	6	(a)	(1)	(b)	5
Net change	270		(64)		206
Translation adjustments
Net unrealized gains arising during the period	2		—		2
Net investment hedges (c)
Net unrealized losses arising during the period	(3)		1		(2)
Cash flow hedges (c)
Less: Net realized gains reclassified to income from continuing operations	22	(d)	(5)	(b)	17
Other comprehensive income	$247		$(58)		$189
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
(c)For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2021 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(460)		$109		$(351)
Less: Net realized gains reclassified to income from continuing operations	38	(a)	(8)	(b)	30
Net change	(498)		117		(381)
Translation adjustments
Net unrealized gains arising during the period	5		(1)		4
Net investment hedges (c)
Net unrealized losses arising during the period	(5)		2		(3)
Cash flow hedges (c)
Less: Net realized gains reclassified to income from continuing operations	43	(d)	(9)	(b)	34
Defined benefit pension plans
Net unrealized losses arising during the period	(2)		1		(1)
Other comprehensive loss	$(543)		$128		$(415)
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
16.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands) (a)	2021	2020	2021	2020
Net income (loss) from continuing operations	$899	$242	$1,695	$(77)
Income (loss) from discontinued operations, net of tax	1	(1)	1	(1)
Net income (loss) attributable to common stockholders	$900	$241	$1,696	$(78)
Basic weighted-average common shares outstanding (b)	370,412	375,051	372,807	375,387
Diluted weighted-average common shares outstanding (b) (c)	373,029	375,762	375,265	375,387
Basic earnings per common share
Net income (loss) from continuing operations	$2.43	$0.65	$4.55	$(0.20)
Net income (loss)	$2.43	$0.64	$4.55	$(0.21)
Diluted earnings per common share
Net income (loss) from continuing operations	$2.41	$0.64	$4.52	$(0.20)
Net income (loss)	$2.41	$0.64	$4.52	$(0.21)
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.
(c)Due to the antidilutive effect of the net loss from continuing operations for the six months ended June 30, 2020, basic weighted-average common shares outstanding was used to calculate basic and diluted earnings per share. During the three months and six months ended June 30, 2020, there were 2.3 million and 2.4 million, respectively, in shares underlying share-based awards excluded because their inclusion would have been antidilutive. There were no antidilutive shares during the three months and six months ended June 30, 2021.
17.    Regulatory Capital and Other Regulatory Matters
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
We continue to be subject to rules enabling the FRB to conduct supervisory stress testing on a more or less frequent basis based on our financial condition, size, complexity, risk profile, scope of operations, or activities, or risks to the U.S. economy. Further, we remain subject to rules requiring the resubmission of our capital plan if we determine that there has been or will be a material change in our risk profile, financial condition, or corporate structure since we last submitted the capital plan or if the FRB determines that (a) our capital plan is incomplete or our capital plan or internal capital adequacy process contains material weaknesses, (b) there has been, or will likely be, a material change in our risk profile (including a material change in our business strategy or any risk exposure), financial condition, or corporate structure, or (c) the BHC stress scenario(s) are not appropriate for our business model and portfolios, or changes in the financial markets or the macroeconomic outlook that could have a material impact on our risk profile and financial condition require the use of updated scenarios.
In January 2021 the FDIC announced that, given the passage of time since the last submission of resolution plans and the uncertain economic outlook, the FDIC will resume requiring resolution plan submissions for insured depository institutions with $100 billion or more in assets, including Ally Bank. In June 2021 the FDIC outlined a modified approach to implementing its rule requiring these insured depository institutions to submit resolution plans. The modified approach extends the submission frequency to a three-year cycle, streamlines content requirements, and places enhanced emphasis on engagement with firms. Under the modified approach, resolution plans will be submitted in two groups, with the first group consisting of Ally Bank and other insured depository institutions whose top-tier parent company is not a U.S.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
global systemically important bank or a Category II firm and the second group consisting of all other insured depository institutions with $100 billion or more in total assets. The FDIC indicated that firms will receive at least 12 months advance notice prior to the due date of their resolution plan submission.
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. In addition to these minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which for Ally was 3.5% and for Ally Bank was 2.5% as of June 30, 2021, as further described in the next paragraph. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%.
In March 2020, the FRB issued a final rule to more closely align forward-looking stress testing results with the FRB’s non-stress regulatory capital requirements for BHCs with $100 billion or more in total consolidated assets and other specified companies. The final rule introduced a stress capital buffer requirement based on firm-specific stress test performance and planned dividends, which for Ally replaced the fixed 2.5% component of the capital conservation buffer requirement. Refer to Note 20 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for details about changes to the CCAR process effected by the final rule. Under the final rule, Ally’s stress capital buffer requirement is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of risk-weighted assets. For a Category IV firm like Ally, the capital conservation buffer requirement comprises the stress capital buffer requirement. The capital conservation buffer requirement applicable to Ally’s depository-institution subsidiary, Ally Bank, continues to be a fixed 2.5%. Ally received its first preliminary stress capital buffer requirement from the FRB in June 2020, which was determined under this new methodology to be 3.5%, was finalized in August 2020, and became effective in October 2020. In June 2020, the FRB also announced its determination that changes in financial markets or the macroeconomic outlook could have a material effect on the risk profiles and financial conditions of firms subject to the capital-plan rule and that, as a result, the firms (including Ally) would be required to resubmit capital plans to the FRB within 45 days after receiving updated stress scenarios from the FRB. In September 2020, the FRB released two updated scenarios—severely adverse and alternative severe. We updated our capital plan in light of firm-specific baseline and stress scenarios, as required, and submitted our updated plan to the FRB in November 2020. In December 2020, the FRB publicly disclosed summary results of this second round of supervisory stress testing and extended its deadline for notifying firms about whether their stress capital buffer requirements will be recalculated to March 31, 2021. On March 25, 2021, the FRB further extended this deadline to June 30, 2021. On June 24, 2021, we received notification from the FRB that our stress capital buffer requirement would not be recalculated in connection with the second round of 2020 supervisory stress testing. Refer to the later section titled Capital Planning and Stress Tests for more information.
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
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. While BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. In addition, under FDICIA, only well-capitalized and, with a waiver from the FDIC, adequately capitalized institutions may accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. At June 30, 2021, Ally Bank was well capitalized under the PCA framework.
The following table summarizes our capital ratios under U.S. Basel III.

	June 30, 2021		December 31, 2020		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,709	11.32%	$14,878	10.64%	4.50%	(b)
Ally Bank	18,113	13.92	17,567	13.38	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$18,150	13.08%	$17,289	12.37%	6.00%	6.00%
Ally Bank	18,113	13.92	17,567	13.38	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$20,575	14.83%	$19,778	14.15%	8.00%	10.00%
Ally Bank	19,740	15.17	19,210	14.63	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$18,150	10.00%	$17,289	9.41%	4.00%	(b)
Ally Bank	18,113	10.58	17,567	10.12	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally was required to maintain a minimum capital conservation buffer of 3.5% at both June 30, 2021, and December 31, 2020, and Ally Bank was required to maintain a minimum capital conservation buffer of 2.5% at both June 30, 2021, and December 31, 2020.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued an interim final rule that became effective for the first quarter of 2020 and that provides BHCs and banks with an alternative option to temporarily delay an estimate of the impact of CECL, relative to the incurred loss methodology for estimating the allowance for loan losses, on regulatory capital. The interim final rule was clarified and adjusted in a final rule that became effective in September 2020. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of June 30, 2021, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $1.1 billion.
At both June 30, 2021, and December 31, 2020, Ally and Ally Bank were “well-capitalized.” Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
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
We submitted our 2020 capital plan in April 2020, which included planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon. In June 2020, the FRB provided us with the results of the supervisory stress test, additional industry-wide sensitivity analyses conducted in light of the COVID-19 pandemic, and our preliminary stress capital buffer requirement. As described earlier in the section titled Basel Capital Framework, we updated our capital plan in light of revised stress scenarios from the FRB and submitted our updated plan to the FRB in November 2020. In December 2020, the FRB publicly disclosed summary results of its second round of supervisory stress testing and extended its deadline for notifying firms about whether their stress capital buffer requirements will be recalculated to March 31, 2021. On March 25, 2021, the FRB further extended this deadline to June 30, 2021. On June 24, 2021, we received notification from the FRB that our stress capital buffer requirement would not be recalculated in connection with the second round of 2020 supervisory stress testing.
In June 2020, the FRB announced several actions to ensure that large firms, such as Ally, would remain resilient despite the economic uncertainty from the COVID-19 pandemic, including for the third quarter of 2020 (1) the suspension of repurchases by any firm of its common stock, except repurchases relating to issuances of common stock related to employee stock ownership plans, and (2) the disallowance of any increase by a firm in the amount of its common-stock dividends and the imposition of a common-stock dividend limit equal to the average of the firm’s net income for the four preceding calendar quarters. These restrictions were extended by the FRB for the fourth quarter of 2020. In December 2020, the FRB extended and modified these restrictions for the first quarter of 2021 to limit aggregate common-stock dividends and share repurchases to an amount equal to the average of the firm’s net income for the four preceding calendar quarters subject to specified exceptions. On March 25, 2021, the FRB extended these modified restrictions for the second quarter of 2021 and announced that, for a firm such as Ally that is not subject to the 2021 supervisory stress test and on a two-year cycle, the additional restrictions will end after June 30, 2021, and the firm’s stress capital buffer requirement based on the June 2020 supervisory stress test results will remain in place. On January 11, 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021 subject to restrictions imposed by the FRB. On July 12, 2021, our Board authorized an increase in the maximum amount of this stock-repurchase program, from $1.6 billion to $2.0 billion, and an increase in our cash dividend on common stock, from $0.19 per share for the second quarter of 2021 to $0.25 per share for the third quarter of 2021.
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
We submitted our 2021 capital plan on April 5, 2021, which includes planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon and other capital actions. During the second quarter of 2021, we issued $1.35 billion of Series B Preferred Stock and $1.0 billion of Series C Preferred Stock, both of which qualify as additional Tier 1 capital under U.S. Basel III. The proceeds from these issuances were used to redeem a portion of the Series 2 TRUPS then outstanding. Refer to Note 12 and Note 14 for additional details about these instruments and capital actions. On June 28, 2021, we submitted an updated capital plan to the FRB reflecting these capital actions and the increases in our stock-repurchase program and common-stock dividend described above. We expect to receive our final stress capital buffer requirement by August 31, 2021, which will become effective on October 1, 2021. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), impacts related to the COVID-19 pandemic, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents information related to our common stock and distributions to our common stockholders over the last five quarters.

	Common stock repurchased during period (a) (b)		Number of common shares outstanding		Cash dividends declared per common share (c)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2020
First quarter	$104	3,838	374,332	373,155	$0.19
Second quarter	—	53	373,155	373,837	0.19
Third quarter	1	9	373,837	373,857	0.19
Fourth quarter	1	37	373,857	374,674	0.19
2021
First quarter	219	5,276	374,674	371,805	0.19
Second quarter	$502	9,641	371,805	362,639	$0.19
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
(c)On July 12, 2021, our Board declared a quarterly cash dividend of $0.25 per share on all common stock, payable on August 16, 2021, to stockholders of record at the close of business on August 2, 2021. Refer to Note 24 for further information regarding this common stock dividend.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the six months ended June 30, 2021, or 2020.
We placed cash and noncash collateral totaling $3 million and $151 million, respectively, supporting our derivative positions at June 30, 2021, compared to $4 million and $145 million of cash and noncash collateral at December 31, 2020, in accounts maintained by counterparties. These amounts include collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $4 million in accounts maintained by counterparties at June 30, 2021. This amount includes collateral received from clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.

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

	June 30, 2021			December 31, 2020
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$18,620	$—	$—	$12,385
Foreign exchange contracts
Forwards	3	—	170	1	—	164
Total derivatives designated as accounting hedges	3	—	18,790	1	—	12,549
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	2	—	314	1	—	391
Written options	7	—	592	15	—	587
Purchased options	—	—	132	—	—	—
Total interest rate risk	9	—	1,038	16	—	978
Foreign exchange contracts
Futures and forwards	1	—	162	—	1	159
Total foreign exchange risk	1	—	162	—	1	159
Credit contracts (a)
Other credit derivatives	—	46	n/a	—	28	n/a
Total credit risk	—	46	n/a	—	28	n/a
Equity contracts
Written options	—	1	1	—	4	2
Purchased options	3	—	1	—	—	—
Total equity risk	3	1	2	—	4	2
Total derivatives not designated as accounting hedges	13	47	1,202	16	33	1,139
Total derivatives	$16	$47	$19,992	$17	$33	$13,688
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $84 million and $56 million as of June 30, 2021, and December 31, 2020, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Assets
Available-for-sale securities (b) (c)	$5,380	$1,259	$9	$39	$15	$28
Finance receivables and loans, net (d)	36,462	28,393	124	225	61	72
Liabilities
Long-term debt	$7,189	$8,656	$102	$169	$127	$203
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)The carrying amount of hedged available-for-sale securities is presented above using amortized cost and includes $3.5 billion and $592 million at June 30, 2021, and December 31, 2020, respectively, related to closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. Refer to Note 6 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)The amount that is identified as the last of layer in the open hedge relationship was $2.9 billion as of June 30, 2021. The basis adjustment associated with the open last of layer relationship was a $5 million liability as of June 30, 2021, which would be allocated across the entire remaining pool upon termination or maturity of the hedge relationship. The amount that has been identified as the last of layer in the discontinued hedge relationship was $1.7 billion and $1.2 billion as of June 30, 2021, and December 31, 2020, respectively. The basis adjustment associated with the discontinued last of layer relationship was a $15 million asset as of June 30, 2021, and a $20 million asset as of December 31, 2020, which was allocated across the entire remaining pool upon termination of the hedge relationship.
(d)The hedged item represents the carrying value of the hedged portfolio of assets. The amount identified as the last of layer in the open hedge relationship was $12.7 billion and $9.4 billion at June 30, 2021, and December 31, 2020, respectively. The basis adjustment associated with the open last-of-layer relationship was a $63 million asset as of June 30, 2021, and a $153 million asset as of December 31, 2020, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. The amount that is identified as the last of layer in the discontinued hedge relationship was $20.1 billion at June 30, 2021, and $18.5 billion at December 31, 2020. The basis adjustment associated with the discontinued last-of-layer hedge relationship was a $61 million asset and a $72 million asset as of June 30, 2021, and December 31, 2020, respectively, which was allocated across the entire remaining pool upon termination of the hedge relationship.
Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
(Loss) gain recognized in earnings
Interest rate contracts
Loss on mortgage and automotive loans, net	$(1)	$—	$(8)	$(15)
Other income, net of losses	2	(23)	2	(23)
Total interest rate contracts	1	(23)	(6)	(38)
Foreign exchange contracts
Other income, net of losses	—	(5)	—	3
Other operating expenses	(2)	—	(4)	—
Total foreign exchange contracts	(2)	(5)	(4)	3
Credit contracts
Other income, net of losses	(7)	—	(15)	—
Total credit contracts	(7)	—	(15)	—
Total loss recognized in earnings	$(8)	$(28)	$(25)	$(35)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables summarize the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Three months ended June 30, ($ in millions)	2021	2020	2021	2020	2021	2020	2021	2020
(Loss) gain on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$(66)	$—
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	66	—
Hedged available-for-sale securities	—	—	(4)	4	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	4	(4)	—	—	—	—
Hedged fixed-rate consumer automotive loans	(38)	(23)	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	38	23	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	(2)	—	—
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive income into income	18	22	—	—	—	—	—	—
Reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction being probable not to occur	4	—	—	—	—	—	—	—
Total gain (loss) on cash flow hedging relationships	$22	$22	$—	$—	$—	$(2)	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$1,588	$1,630	$147	$197	$268	$541	$230	$318

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Six months ended June 30, ($ in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$73	$(170)
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	(73)	170
Hedged available-for-sale securities	—	—	(17)	45	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	17	(45)	—	—	—	—
Hedged fixed-rate consumer automotive loans	(77)	225	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	77	(225)	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	(1)	(5)	—	—
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive income into income	40	25	—	—	—	—	—	—
Reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction being probable not to occur	4	—	—	—	—	—	—	—
Total gain (loss) on cash flow hedging relationships	$44	$25	$—	$—	$(1)	$(5)	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$3,170	$3,372	$278	$423	$574	$1,133	$480	$666
During the next 12 months, we estimate $29 million of gains will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following tables summarize the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended June 30, ($ in millions)	2021	2020	2021	2020	2021	2020
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$1	$2
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	2	—
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(3)	(6)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	(1)	(2)	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	(3)	(2)	—	—
Amortization of deferred loan basis adjustments	(11)	(13)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held-for-investment	(32)	(38)	—	—	—	—
Total loss on fair value hedging relationships	(43)	(51)	(4)	(4)	—	(4)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Six months ended June 30, ($ in millions)	2021	2020	2021	2020	2021	2020
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$2	$8
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	3	—
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(8)	(12)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	(3)	(3)	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	(4)	(2)	—	—
Amortization of deferred loan basis adjustments	(24)	(26)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held-for-investment	(62)	(47)	—	—	—	—
Total loss on fair value hedging relationships	(86)	(73)	(7)	(5)	(3)	(4)
Gain on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate commercial loans	—	1	—	—	—	—
Total gain on cash flow hedging relationships	$—	$1	$—	$—	$—	$—
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Interest rate contracts
(Loss) gain recognized in other comprehensive income	$(22)	$(19)	$(43)	$150
The following table summarizes the effect of net investment hedges on accumulated other comprehensive income and the Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Foreign exchange contracts (a) (b)
(Loss) gain recognized in other comprehensive income	$(3)	$(6)	$(5)	$6
(a)There were no amounts excluded from effectiveness testing for the three months and six months ended June 30, 2021, or 2020.
(b)Gains and losses reclassified from accumulated other comprehensive income are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months and six months ended June 30, 2021, or 2020.
19.    Income Taxes
We recognized total income tax expense from continuing operations of $143 million and $354 million for the three months and six months ended June 30, 2021, respectively, compared to income tax expense of $95 million and $3 million for the same periods in 2020.
The increases in income tax expense for the three months and six months ended June 30, 2021, compared to the same periods in 2020, were primarily due to the tax effects of an increase in pretax earnings, partially offset by a nonrecurring tax benefit from the release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2021, and a nondeductible goodwill impairment in the second quarter of 2020. The valuation allowance release during the three months ended June 30, 2021, was primarily driven by our current capacity to engage in certain securitization transactions and the market demand from investors related to these transactions, coupled with the anticipated timing of the forecasted expiration of foreign tax credit carryforwards. This release of valuation allowance in continuing operations of approximately $78 million resulted in a significant variation in the customary relationship between pretax income and income tax expense for the six months ended June 30, 2021. The nondeductible goodwill impairment resulted in a significant variation in the customary relationship between pretax income and income tax expense for the six months ended June 30, 2020.
Additionally, we recognized total income tax benefit from discontinued operations of $2 million during the second quarter of 2021. This amount includes a $78 million income tax benefit related to our tax election change from deducting foreign taxes paid to claiming the foreign tax credit carryforwards on a prior tax return substantially offset by income tax expense of $76 million related to the establishment of a partial valuation allowance against these tax credit carryforwards.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. Following the changes to the aforementioned valuation allowance, we continue to believe it is more likely than not that the benefit for certain foreign tax credit carryforwards and state net operating loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on the deferred tax assets relating to these carryforwards and it is reasonably possible that the valuation allowance may change in the next 12 months.
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

	Recurring fair value measurements
June 30, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$1,017	$—	$9	$1,026
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,148	—	—	2,148
U.S. States and political subdivisions	—	1,017	7	1,024
Foreign government	17	167	—	184
Agency mortgage-backed residential	—	20,835	—	20,835
Mortgage-backed residential	—	2,910	—	2,910
Agency mortgage-backed commercial	—	4,405	—	4,405
Asset-backed	—	555	—	555
Corporate debt	—	2,100	—	2,100
Total available-for-sale securities	2,165	31,989	7	34,161
Mortgage loans held-for-sale (b)	—	—	97	97
Finance receivables and loans, net
Consumer other (b)	—	—	8	8
Derivative contracts in a receivable position
Interest rate	—	—	9	9
Foreign currency	—	4	—	4
Equity contracts	3	—	—	3
Total derivative contracts in a receivable position	3	4	9	16
Total assets	$3,185	$31,993	$130	$35,308
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Credit contracts	$—	$—	$46	$46
Equity contracts	1	—	—	1
Total derivative contracts in a payable position	1	—	46	47
Total liabilities	$1	$—	$46	$47
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

	Equity securities (a)		Available-for-sale securities		Mortgage loans held-for-sale (b) (c)		Finance receivables and loans, net (b) (d)		Interests retained in financial asset sales
($ in millions)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Assets
Fair value at April 1,	$11	$4	$7	$3	$146	$68	$8	$10	$—	$1
Net realized/unrealized gains
Included in earnings	—	1	—	—	21	8	—	1	—	—
Included in OCI	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	2	812	676	5	3	—	—
Sales	(2)	—	—	—	(882)	(661)	—	—	—	—
Issuances	—	—	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	(5)	(6)	—	—
Transfers into (out of) Level 3	—	—	—	—	—	—	—	—	—	—
Fair value at June 30,	$9	$5	$7	$5	$97	$91	$8	$8	$—	$1
Net unrealized gains still held at June 30,
Included in earnings	$—	$1	$—	$—	$1	$1	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—	—	—	—	—
(a)Net realized/unrealized gains are reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Carried at fair value due to fair value option elections.
(c)Net realized/unrealized gains are reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.
(d)Net realized/unrealized gains are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Derivative liabilities, net of derivative assets
($ in millions)	2021 (a)	2020 (b)
Liabilities
Fair value at April 1,	$28	$(8)
Net realized/unrealized losses (gains)
Included in earnings	7	(4)
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	2	—
Settlements	—	—
Transfers into (out of) Level 3	—	—
Fair value at June 30,	$37	$(12)
Net unrealized losses (gains) still held at June 30,
Included in earnings	$10	$(4)
Included in OCI	—	—
(a)Net realized/unrealized losses (gains) are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Net realized/unrealized losses (gains) are reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Equity securities (a)		Available-for-sale securities		Mortgage loans held-for-sale (b) (c)		Finance receivables and loans, net (b) (d)		Interests retained in financial asset sales
($ in millions)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Assets
Fair value at January 1,	$7	$8	$7	$2	$91	$30	$8	$11	$—	$2
Net realized/unrealized gains (losses)
Included in earnings	4	(3)	—	—	49	13	1	—	—	—
Included in OCI	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	3	1,851	978	8	9	—	—
Sales	(2)	—	—	—	(1,894)	(930)	—	—	—	—
Issuances	—	—	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	(9)	(12)	—	(1)
Transfers into (out of) Level 3	—	—	—	—	—	—	—	—	—	—
Fair value at June 30,	$9	$5	$7	$5	$97	$91	$8	$8	$—	$1
Net unrealized gains (losses) still held at June 30,
Included in earnings	$4	$(3)	$—	$—	$1	$2	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—	—	—	—	—
(a)Net realized/unrealized gains (losses) are reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Carried at fair value due to fair value option elections.
(c)Net realized/unrealized gains are reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.
(d)Net realized/unrealized gains are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Derivative liabilities, net of derivative assets
($ in millions)	2021 (a)	2020 (b)
Liabilities
Fair value at January 1,	$12	$(2)
Net realized/unrealized losses (gains)
Included in earnings	22	(10)
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	3	—
Settlements	—	—
Transfers into (out of) Level 3	—	—
Fair value at June 30,	$37	$(12)
Net unrealized losses (gains) still held at June 30,
Included in earnings	$25	$(10)
Included in OCI	—	—
(a)Net realized/unrealized losses (gains) are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Net realized/unrealized losses (gains) are reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at June 30, 2021, and December 31, 2020, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
June 30, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$312	$312	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	27	27	(2)	n/m	(a)
Other	—	—	59	59	(24)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	86	86	(26)	n/m	(a)
Other assets
Nonmarketable equity investments (c)	—	171	33	204	170	n/m	(a)
Repossessed and foreclosed assets (d)	—	—	3	3	—	n/m	(a)
Total assets	$—	$171	$434	$605	$144	n/m
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
(c)Primarily relates to an investment in one entity for which there was a subsequent funding round resulting in an observable price change in the value of our investment in the entity. Refer to Note 10 for further discussion.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at June 30, 2021, and December 31, 2020.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
June 30, 2021
Financial assets
Held-to-maturity securities	$1,126	$—	$1,173	$—	$1,173
Loans held-for-sale, net	312	—	—	312	312
Finance receivables and loans, net	109,083	—	—	116,169	116,169
FHLB/FRB stock (a)	688	—	688	—	688
Financial liabilities
Deposit liabilities	$47,253	$—	$—	$47,675	$47,675
Long-term debt	16,896	—	14,250	5,484	19,734
December 31, 2020
Financial assets
Held-to-maturity securities	$1,253	$—	$1,331	$—	$1,331
Loans held-for-sale, net	315	—	—	315	315
Finance receivables and loans, net	115,243	—	—	122,156	122,156
FHLB/FRB stock (a)	725	—	725	—	725
Financial liabilities
Deposit liabilities	$55,210	$—	$—	$55,932	$55,932
Short-term borrowings	2,136	—	—	2,136	2,136
Long-term debt	22,006	—	19,161	6,310	25,471
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At June 30, 2021, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 18.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
June 30, 2021
Assets
Derivative assets in net asset positions	$7	$—	$7	$(1)	$(4)	$2
Derivative assets with no offsetting arrangements	9	—	9	—	—	9
Total assets	$16	$—	$16	$(1)	$(4)	$11
Liabilities
Derivative liabilities in net asset positions	$1	$—	$1	$(1)	$—	$—
Derivative liabilities with no offsetting arrangements	46	—	46	—	—	46
Total liabilities	$47	$—	$47	$(1)	$—	$46
December 31, 2020
Assets
Derivative assets in net liability positions	$1	$—	$1	$(1)	$—	$—
Derivative assets with no offsetting arrangements	16	—	16	—	—	16
Total assets	$17	$—	$17	$(1)	$—	$16
Liabilities
Derivative liabilities in net liability positions	$5	$—	$5	$(1)	$(1)	$3
Derivative liabilities with no offsetting arrangements	28	—	28	—	—	28
Total liabilities	$33	$—	$33	$(1)	$(1)	$31
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Financial information for our reportable operating segments is summarized as follows.

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2021
Net financing revenue and other interest income	$1,333	$15	$23	$77	$99	$1,547
Other revenue	61	344	22	33	78	538
Total net revenue	1,394	359	45	110	177	2,085
Provision for credit losses	(23)	—	—	(13)	4	(32)
Total noninterest expense	500	272	45	28	230	1,075
Income (loss) from continuing operations before income tax expense	$917	$87	$—	$95	$(57)	$1,042
Total assets	$100,162	$9,394	$13,865	$6,246	$50,803	$180,470
2020
Net financing revenue and other interest income	$989	$12	$30	$77	$(54)	$1,054
Other revenue	40	438	19	6	52	555
Total net revenue	1,029	450	49	83	(2)	1,609
Provision for credit losses	256	—	3	25	3	287
Total noninterest expense	444	322	38	26	155	985
Income (loss) from continuing operations before income tax expense	$329	$128	$8	$32	$(160)	$337
Total assets	$102,016	$8,740	$16,669	$6,206	$50,430	$184,061
(a)Net financing revenue and other interest income after the provision for credit losses totaled $1.6 billion and $767 million for the three months ended June 30, 2021, and June 30, 2020, respectively.

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2021
Net financing revenue and other interest income	$2,539	$30	$46	$148	$156	$2,919
Other revenue	123	723	62	59	136	1,103
Total net revenue	2,662	753	108	207	292	4,022
Provision for credit losses	(45)	—	(4)	—	4	(45)
Total noninterest expense	987	525	89	59	358	2,018
Income (loss) from continuing operations before income tax expense	$1,720	$228	$23	$148	$(70)	$2,049
Total assets	$100,162	$9,394	$13,865	$6,246	$50,803	$180,470
2020
Net financing revenue and other interest income	$2,029	$26	$68	$145	$(68)	$2,200
Other revenue	87	575	29	19	111	821
Total net revenue	2,116	601	97	164	43	3,021
Provision for credit losses	1,022	—	4	139	25	1,190
Total noninterest expense	938	578	73	61	255	1,905
Income (loss) from continuing operations before income tax expense	$156	$23	$20	$(36)	$(237)	$(74)
Total assets	$102,016	$8,740	$16,669	$6,206	$50,430	$184,061
(a)Net financing revenue and other interest income after the provision for credit losses totaled $3.0 billion and $1.0 billion for the six months ended June 30, 2021, and June 30, 2020, respectively.

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
Purported and Certified Class Actions
In March 2016, Ally filed an action against two buyers of a motor vehicle—Ally Financial Inc. v. Alberta Haskins and David Duncan, Case No. 16JE-AC01713-01, in the Circuit Court of Jefferson County, Missouri—for the purpose of collecting the deficiency that remained due under the retail installment sales contract after the buyers had defaulted and the vehicle had been repossessed and disposed of. In March 2017, the buyers filed a second amended answer and counterclaim on behalf of nationwide and Missouri classes, arguing that Ally’s pre- and post-disposition notices had violated Article 9 of the Uniform Commercial Code as adopted in each State and other applicable jurisdiction. The request for relief included an indeterminate amount of actual, statutory, and punitive damages as well as fees, costs, interest, and other remedies. In May 2018, the circuit court certified the nationwide and Missouri classes and denied Ally’s motion for partial summary judgment. In September 2018, the case was reassigned to a different circuit-court judge, and in February 2019, Ally filed a motion to decertify the nationwide and Missouri classes. In November 2019, the circuit court denied Ally’s motion to decertify. In December 2019, Ally filed a petition with the Missouri Court of Appeals and then with the Missouri Supreme Court for a writ prohibiting the circuit court from taking further action other than vacating the order denying decertification, but each of those petitions was denied. In June 2020, the buyers on behalf of the certified nationwide and Missouri classes filed a motion for partial summary judgment on liability and damages, including statutory damages, the waiver of amounts due, and prejudgment interest. These damages, if awarded by the court, could be significant. In August 2020, Ally filed a petition for a writ of certiorari with the United States Supreme Court—Ally Financial Inc. v. Alberta Haskins et al., No. 20-177—requesting review of the Missouri Supreme Court’s order denying Ally’s petition for a writ of prohibition. In December 2020, Ally—while maintaining its denial of any liability or wrongdoing and its other positions in the case—entered into a binding memorandum of understanding with the buyers, on behalf of the nationwide and Missouri classes, to fully settle the case. In January 2021, the United States Supreme Court granted a joint motion to defer consideration of Ally’s petition for a writ of certiorari. In March 2021, the parties executed and filed with the circuit court a class-action settlement agreement and release that includes provisions for a cash payment of $87.5 million by Ally, a waiver of $700 million in charged-off deficiency balances by Ally, a request by Ally that identified consumer reporting agencies delete specified trade lines, and a release by the nationwide and Missouri classes of related claims against Ally. The class-action settlement agreement and release was preliminarily approved by the circuit court in March 2021, and specified notices have been delivered to class

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
members. The class-action settlement agreement and release remains subject to final approval by the circuit court and related conditions. During the year ended December 31, 2020, Ally established an accrual of $87.5 million related to this matter.
In February 2021, a purported class action—Cheng et al. v. Ally Financial Inc. et al.—was filed in the U.S. District Court for the Northern District of California (Case No. 3:21-cv-00781). The complaint alleges that Ally and other defendants conspired to prevent or restrict retail investors from purchasing or otherwise acquiring long positions in specified equity securities and to force them instead to sell their positions in those securities at artificially lower prices. The claims include alleged violations of antitrust and unfair-competition laws, misleading public statements, breach of fiduciary duty and the implied covenant of good faith and fair dealing, negligence, and constructive fraud. The request for relief includes an indeterminate amount of damages, fees, costs, and interest, injunctive relief, and other remedies. Also in February 2021, three other purported class actions were filed—Clapp et al. v. Ally Financial Inc. et al. in the U.S. District Court for the Northern District of California (Case No. 3:21-cv-00896), Dechirico et al. v. Ally Financial Inc. et al. in the U.S. District Court for the Eastern District of New York (Case No. 1:21-cv-00677), and Ross et al. v. Ally Financial Inc. et al. in the U.S. District Court for the Southern District of Texas (Case No. 4:21-cv-00292). In March 2021, a fifth purported class action—Fox et al. v. Ally Financial Inc. et al.—was filed in the U.S. District Court for the District of Minnesota (Case No. 0:21-cv-00689). In April 2021, the U.S. Judicial Panel on Multidistrict Litigation consolidated all five of these cases into a multidistrict litigation proceeding in the U.S. District Court for the Southern District of Florida with the caption In re: January 2021 Short Squeeze Trading Litigation (Case No. 1:21-md-02989). Also in April 2021, a sixth purported class action—D’Agostino et al. v. Ally Financial Inc. et al.— was filed in the U.S. District Court for the Southern District of Florida (Case No. 1:21-cv-21458), and in July 2021, this case was consolidated into the multidistrict litigation proceeding as well. The allegations and requested relief in the Clapp, Dechirico, Ross, Fox, and D’Agostino complaints are substantially similar to those included in the Cheng complaint. We intend to vigorously defend against these actions.
24.    Subsequent Events
Declaration of Common Dividend and Share Repurchase Authorization
On July 12, 2021, our Board declared a quarterly cash dividend of $0.25 per share on all common stock. The dividend is payable on August 16, 2021, to stockholders of record at the close of business on August 2, 2021. At the same time, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of common stock for 2021. This stock-repurchase program replaces the $1.6 billion program previously authorized on January 11, 2021.
Partial Redemption of Trust Preferred Securities
On July 2, 2021, we effectuated the redemption of $1.04 billion, or 41,600,000 shares of the Series 2 TRUPS then outstanding, following the issuance of $1.0 billion of preferred stock, Series C, on June 2, 2021. Refer to Note 12 for further information regarding this partial redemption of our Trust Preferred Securities.

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
The following table presents selected Condensed Consolidated Statement of Comprehensive Income and earnings per common share data.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands)	2021	2020	2021	2020
Total financing revenue and other interest income	$2,127	$2,178	$4,219	$4,529
Total interest expense	498	872	1,055	1,829
Net depreciation expense on operating lease assets	82	252	245	500
Net financing revenue and other interest income	1,547	1,054	2,919	2,200
Total other revenue	538	555	1,103	821
Total net revenue	2,085	1,609	4,022	3,021
Provision for credit losses	(32)	287	(45)	1,190
Total noninterest expense	1,075	985	2,018	1,905
Income (loss) from continuing operations before income tax expense	1,042	337	2,049	(74)
Income tax expense from continuing operations	143	95	354	3
Net income (loss) from continuing operations	899	242	1,695	(77)
Income (loss) from discontinued operations, net of tax	1	(1)	1	(1)
Net income (loss)	$900	$241	$1,696	$(78)
Basic earnings per common share (a):
Net income (loss) from continuing operations	$2.43	$0.65	$4.55	$(0.20)
Net income (loss)	2.43	0.64	4.55	(0.21)
Weighted-average common shares outstanding	370,412	375,051	372,807	375,387
Diluted earnings per common share (a)(b):
Net income (loss) from continuing operations	$2.41	$0.64	$4.52	$(0.20)
Net income (loss)	2.41	0.64	4.52	(0.21)
Weighted-average common shares outstanding	373,029	375,762	375,265	375,387
Common share information:
Cash dividends declared per common share	$0.19	$0.19	$0.38	$0.38
Period-end common shares outstanding	362,639	373,837	362,639	373,837
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
The following tables present selected Condensed Consolidated Balance Sheet and ratio data.

June 30, ($ in millions)	2021	2020
Selected period-end balance sheet data:
Total assets	$180,470	$184,061
Total deposit liabilities	$139,104	$131,036
Long-term debt	$16,896	$29,176
Preferred stock	$2,324	$—
Total equity	$17,530	$13,826

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Financial ratios:
Return on average assets (a)	1.99%	0.53%	1.88%	(0.09)%
Return on average equity (a)	21.88%	6.75%	21.61%	(1.11)%
Equity to assets (a)	9.11%	7.89%	8.72%	7.81%
Common dividend payout ratio (b)	7.82%	29.69%	8.35%	n/m
Net interest spread (a) (c)	3.42%	2.23%	3.23%	2.34%
Net yield on interest-earning assets (a) (d)	3.55%	2.40%	3.36%	2.53%
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
We became subject to U.S. Basel III on January 1, 2015, although a number of its provisions—including capital buffers and certain regulatory capital deductions—were subject to a phase-in periods. For further information on U.S. Basel III, refer to Note 17 to the Condensed Consolidated Financial Statements. The following table presents selected regulatory capital data under U.S Basel III as subject to its transitional provisions.

	June 30,
($ in millions)	2021	2020
Common Equity Tier 1 capital ratio	11.32%	10.09%
Tier 1 capital ratio	13.08%	11.85%
Total capital ratio	14.83%	13.79%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	10.00%	8.93%
Total equity	$17,530	$13,826
CECL phase-in adjustment (b)	1,148	1,206
Preferred stock (c)	(2,324)	—
Goodwill and certain other intangibles	(374)	(392)
Deferred tax assets arising from net operating loss and tax credit carryforwards (d)	(75)	(18)
Other adjustments (e)	(196)	(796)
Common Equity Tier 1 capital	15,709	13,826
Preferred stock (c)	2,324	—
Trust preferred securities (c)	181	2,497
Other adjustments	(64)	(88)
Tier 1 capital	18,150	16,235
Qualifying subordinated debt and other instruments qualifying as Tier 2	830	1,034
Qualifying allowance for loan losses and other adjustments	1,595	1,626
Total capital	$20,575	$18,895
Risk-weighted assets (f)	$138,773	$136,973
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
(c)In connection with our issuances of non-cumulative perpetual preferred stock in the second quarter of 2021, we redeemed a portion of the Series 2 TRUPS outstanding. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional details about our partial redemptions of Series 2 TRUPS, and Note 14 to the Condensed Consolidated Financial Statements for additional details about our issuances of non-cumulative perpetual preferred stock.
(d)Contains deferred tax assets required to be deducted from capital under U.S. Basel III.
(e)Primarily comprises adjustments related to our accumulated other comprehensive income opt-out election, which allows us to exclude most elements of accumulated other comprehensive income from regulatory capital.
(f)Risk-weighted assets are defined by regulation and are generally determined by allocating assets and specified off-balance sheet exposures to various risk categories.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a digital financial-services company committed to its promise to “Do It Right” for its consumer, commercial, and corporate customers. Ally is composed of an industry-leading independent automotive finance and insurance operation, an award-winning digital direct bank (Ally Bank, Member FDIC and Equal Housing Lender, which offers mortgage lending, point-of-sale personal lending, and a variety of deposit and other banking products), a corporate finance business for equity sponsors and middle-market companies, and securities brokerage and investment advisory services. A relentless ally for all things money, Ally helps people save well and earn well, so they can spend for what matters. We are a Delaware corporation and are registered as a BHC under the BHC Act, and an FHC under the GLB Act.
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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2021	2020	Favorable/(unfavorable) % change	2021	2020	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,394	$1,029	35	$2,662	$2,116	26
Insurance	359	450	(20)	753	601	25
Mortgage Finance	45	49	(8)	108	97	11
Corporate Finance	110	83	33	207	164	26
Corporate and Other	177	(2)	n/m	292	43	n/m
Total	$2,085	$1,609	30	$4,022	$3,021	33
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$917	$329	179	$1,720	$156	n/m
Insurance	87	128	(32)	228	23	n/m
Mortgage Finance	—	8	(100)	23	20	15
Corporate Finance	95	32	197	148	(36)	n/m
Corporate and Other	(57)	(160)	64	(70)	(237)	70
Total	$1,042	$337	n/m	$2,049	$(74)	n/m
n/m = not meaningful
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles make us a premier automotive finance company. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automobile manufacturers and suppliers. Ally remains focused on meeting the needs of both our dealer and consumer customers and continuing to strengthen and expand upon our approximate 19,700 dealer relationships. We continue to identify and cultivate relationships with automotive retailers including those with leading eCommerce platforms. We also operate Clearlane, our online direct-lending platform, which provides a digital platform for consumers seeking direct financing. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Our strong and expansive dealer relationships, comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. Ally provides automobile financing for hybrid and battery-electric vehicles

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
today, and is well positioned to remain a leader in automotive financing as we believe the vast majority of these vehicles will be sold through dealerships with whom we have an established relationship.
The Growth channel was established to focus on developing dealer relationships beyond those relationships that primarily were developed through our previous role as a captive finance company for GM and Stellantis. The Growth channel was expanded to include direct-to-consumer financing through Clearlane and other channels and our arrangements with online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. The success of the Growth channel has been a key enabler in evolving our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have over 13,300 dealer relationships, of which approximately 80% are franchised dealers (including brands such as Ford, Honda, Hyundai, Kia, Nissan, Toyota, and others), or used vehicle only retailers with a national presence.
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. We serve approximately 2.5 million consumers nationwide across F&I and P&C products. In addition, we offer F&I products in Canada, where we serve more than 440 thousand consumers and are the VSC and other protection plan provider for GM Canada and VSC provider for Subaru Canada.
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
Through our direct-to-consumer channel, which was introduced late in 2016, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment provider. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held for sale and sold, while jumbo and LMI mortgages are originated as held for investment. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April 2019, we announced a strategic partnership with BMC, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, BMC conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. During the six months ended June 30, 2021, we originated $4.0 billion of mortgage loans through our direct-to-consumer channel.
Through the bulk loan channel, we purchase loans from several qualified sellers including direct originators and large aggregators who have the financial capacity to support strong representations and warranties and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the six months ended June 30, 2021, we purchased $1.9 billion of mortgage loans that were originated by third parties. Our mortgage loan purchases are held for investment.
The combination of our direct-to-consumer strategy and bulk portfolio purchase program provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.
•Our Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies owned by private equity sponsors, and loans to asset managers that primarily provide leveraged loans. We believe our growing deposit-based funding model coupled with our expanded product offerings and deep industry relationships provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. While there continues to be a significant level of liquidity and competition in the middle-market lending space, we have continued to prudently grow our lending portfolio with a focus on a disciplined focus on credit quality, including a greater focus on asset-based loans. We seek markets and opportunities where our clients require customized, highly structured, and time-sensitive financing solutions. Our corporate-finance lending portfolio is generally composed of first-lien, first-out loans. Our focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, expansions, restructurings, and working capital. Additionally, our Lender Finance business provides asset managers with partial funding for their direct-lending activities. The portfolio is well diversified across multiple industries including manufacturing, financials, distribution, services, and other specialty sectors. These specialty sectors include our Healthcare and Technology Finance verticals. The Healthcare vertical provides financing across the healthcare spectrum including services, pharmaceuticals, manufacturing, and medical devices and supplies. Our Technology Finance vertical provides financing solutions to

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
venture capital-backed, technology-based companies. We also provide a commercial real estate product focused on lending to skilled nursing facilities, senior housing, medical office buildings, and hospitals.
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
Corporate and Other includes the results of Ally Invest, our digital brokerage and wealth management offering, which enables us to complement our competitive deposit products with low-cost investing. The digital wealth management business aligns with our strategy to create a premier digital financial services company and provides additional sources of fee income through asset management and certain other fees, with minimal balance sheet utilization. This business also provides an additional source of low-cost deposits through arrangements with Ally Invest’s clearing broker.
Corporate and Other also includes the results of Ally Lending. Ally Lending currently serves medical, retail, and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. The home improvement segment, which was launched in the second quarter of 2020, now represents nearly 32% of new originations, and is expected to grow. We believe the market outlook for point-of-sale lending provides attractive opportunities for future diversification, including in the automotive servicing and vehicle upfit space. Point-of-sale lending broadens our capabilities, and expands our product offering into consumer unsecured lending, all while helping to further meet the financial needs of our customers.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2021	2020	Favorable/(unfavorable) % change	2021	2020	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,127	$2,178	(2)	$4,219	$4,529	(7)
Total interest expense	498	872	43	1,055	1,829	42
Net depreciation expense on operating lease assets	82	252	67	245	500	51
Net financing revenue and other interest income	1,547	1,054	47	2,919	2,200	33
Other revenue
Insurance premiums and service revenue earned	278	263	6	558	540	3
Gain on mortgage and automotive loans, net	19	14	36	55	2	n/m
Loss on extinguishment of debt	(73)	(1)	n/m	(74)	(1)	n/m
Other gain on investments, net	65	188	(65)	188	109	72
Other income, net of losses	249	91	174	376	171	120
Total other revenue	538	555	(3)	1,103	821	34
Total net revenue	2,085	1,609	30	4,022	3,021	33
Provision for credit losses	(32)	287	111	(45)	1,190	104
Noninterest expense
Compensation and benefits expense	446	334	(34)	841	694	(21)
Insurance losses and loss adjustment expenses	74	142	48	137	216	37
Goodwill impairment	—	50	100	—	50	100
Other operating expenses	555	459	(21)	1,040	945	(10)
Total noninterest expense	1,075	985	(9)	2,018	1,905	(6)
Income (loss) from continuing operations before income tax expense	1,042	337	n/m	2,049	(74)	n/m
Income tax expense from continuing operations	143	95	(51)	354	3	n/m
Net income (loss) from continuing operations	$899	$242	n/m	$1,695	$(77)	n/m
n/m = not meaningful
We earned net income from continuing operations of $899 million and $1.7 billion for the three months and six months ended June 30, 2021, respectively, compared to net income of $242 million and a net loss incurred of $77 million for the three months and six months ended June 30, 2020. During the three months and six months ended June 30, 2021, results were favorably impacted by lower provision for credit losses associated with improved macroeconomic conditions and higher net financing revenue driven by lower interest expense and lower net depreciation expense on operating lease assets. These items were partially offset by higher noninterest expense for the three months and six months ended June 30, 2021.
Net financing revenue and other interest income increased $493 million and $719 million for the three months and six months ended June 30, 2021, respectively, as compared to the three months and six months ended June 30, 2020. Within our Automotive Finance operations, net operating lease revenue increased $211 million and $299 million for the three months and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to strong remarketing gains as a result of continued new vehicle supply constraints and an increase in demand for used vehicles, as well as a decrease in depreciation expense resulting from a downward adjustment of the rate of depreciation as we expect positive remarketing trends to continue. We experienced higher consumer automotive financing revenue, driven by higher average consumer assets and higher portfolio yields, as well as our continued focus on the used-vehicle portfolio primarily through franchised dealers and growth in application volume from our dealer network. We also experienced lower interest expense for the three months and six months ended June 30, 2021, respectively, as compared to the same periods in 2020, driven by market and industry dynamics that drove a decrease in our deposit rates and other funding costs, and our continued shift to more cost-efficient deposit funding. These items were partially offset by lower commercial automotive revenue within our Automotive Finance operations, driven by lower outstanding floorplan assets as a result of declining new vehicle inventories due to continued strength in new vehicle sales and ongoing production constraints from a global semiconductor chip shortage, as well as lower net financing revenue and other interest income from our

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Mortgage Finance operations, primarily due to higher prepayment activity, driven by a lower interest rate environment which resulted in portfolio depletion and accelerated premium amortization.
Other gain on investments was $65 million and $188 million for the three months and six months ended June 30, 2021, respectively, compared to $188 million and $109 million for the three months and six months ended June 30, 2020. The increase for the six months ended June 30, 2021, was primarily attributable to favorable performance within our equity securities portfolio, as compared to results from the six months ended June 30, 2020, driven by unfavorable market conditions from the COVID-19 pandemic in the first quarter of 2020. While we recognized a gain on investments for the three months and six months ended June 30, 2021, the decline from the prior year quarter was driven by significant appreciation in the equity markets during the second quarter of 2020 following a market recovery from the unfavorable impacts of the COVID-19 pandemic in the first quarter of 2020.
Other income, net of losses increased $158 million and $205 million for the three months and six months ended June 30, 2021, respectively, as compared to the three months and six months ended June 30, 2020. The increases for the three months and six months ended June 30, 2021, respectively, compared to the same periods in 2020, were primarily due to $81 million in upward adjustments related to equity securities without a readily determinable fair value, driven primarily by an investment in one entity for which there was a subsequent funding round at a higher valuation during the period, resulting in an observable price change. Refer to Note 10 to the Condensed Consolidated Financial Statements for further information.
The provision for credit losses decreased $319 million and $1.2 billion for the three months and six months ended June 30, 2021, respectively, compared to the three months and six months ended June 30, 2020. For the three months and six months ended June 30, 2021, the decreases in provision for credit losses were primarily driven by reserve increases during same periods in 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the three months and six months ended June 30, 2021, as the macroeconomic environment continued to recover. Additionally, provision decreases during the three months and six months ended June 30, 2021, were driven by lower net charge-offs in our consumer automotive portfolio as we continue to experience strong credit performance driven by favorable economic and operating conditions. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense was $1.1 billion and $2.0 billion for the three months and six months ended June 30, 2021, respectively, compared to $985 million and $1.9 billion for the three months and six months ended June 30, 2020. The increases for the three months and six months ended June 30, 2021, were driven by higher compensation and benefits expense attributable to an update to our retirement eligibility benefits, and increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products, as well as a $50 million contribution to the Ally Charitable Foundation during the three months ended June 30, 2021. The increases in noninterest expense were partially offset by lower insurance losses for the three months and six months ended June 30, 2021, as compared to the same periods in 2020, and a goodwill impairment charge of $50 million related to Ally Invest for the three months and six months ended June 30, 2020.
We recognized total income tax expense from continuing operations of $143 million and $354 million for the three months and six months ended June 30, 2021, respectively, compared to income tax expense of $95 million and $3 million for the same periods in 2020.
The increases in income tax expense for the three months and six months ended June 30, 2021, compared to the same periods in 2020, were primarily due to the tax effects of an increase in pretax earnings, partially offset by a nonrecurring tax benefit from the release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2021, and a nondeductible goodwill impairment in the second quarter of 2020. The valuation allowance release during the three months ended June 30, 2021, was primarily driven by our current capacity to engage in certain securitization transactions and the market demand from investors related to these transactions, coupled with the anticipated timing of the forecasted expiration of foreign tax credit carryforwards. This release of valuation allowance in continuing operations of approximately $78 million resulted in a significant variation in the customary relationship between pretax income and income tax expense for the six months ended June 30, 2021. The nondeductible goodwill impairment resulted in a significant variation in the customary relationship between pretax income and income tax expense for the six months ended June 30, 2020.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2021	2020	Favorable/(unfavorable) % change	2021	2020	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,288	$1,215	6	$2,539	$2,417	5
Commercial	125	210	(40)	286	517	(45)
Operating leases	384	343	12	754	710	6
Other interest income	—	2	(100)	—	3	(100)
Total financing revenue and other interest income	1,797	1,770	2	3,579	3,647	(2)
Interest expense	382	529	28	795	1,118	29
Net depreciation expense on operating lease assets (a)	82	252	67	245	500	51
Net financing revenue and other interest income	1,333	989	35	2,539	2,029	25
Other revenue
Other income	61	40	53	123	87	41
Total other revenue	61	40	53	123	87	41
Total net revenue	1,394	1,029	35	2,662	2,116	26
Provision for credit losses	(23)	256	109	(45)	1,022	104
Noninterest expense
Compensation and benefits expense	144	133	(8)	289	281	(3)
Other operating expenses	356	311	(14)	698	657	(6)
Total noninterest expense	500	444	(13)	987	938	(5)
Income from continuing operations before income tax expense	$917	$329	179	$1,720	$156	n/m
Total assets	$100,162	$102,016	(2)	$100,162	$102,016	(2)
n/m = not meaningful
(a)Includes net remarketing gains of $128 million and $192 million for the three months and six months ended June 30, 2021, respectively, compared to remarketing losses of $11 million and $9 million for the three months and six months ended June 30, 2020.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$74,662	6.70%	$72,262	6.48%	$74,084	6.68%	$72,406	6.51%
Commercial
Wholesale floorplan (d)	10,825	3.31	20,215	3.37	13,205	3.23	22,673	3.73
Other commercial automotive (e)	5,507	4.18	5,891	4.19	5,617	4.27	5,616	4.35
Investment in operating leases, net (f)	10,355	11.67	9,068	4.10	10,094	10.17	9,073	4.66
(a)Average balances are calculated using an average daily balance methodology.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.
(c)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 6.92% and 6.91% for the three months and six months ended June 30, 2021, respectively, and 6.77% for both the three months and six months ended June 30, 2020.
(d)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 2.48% and 2.55% for the three months and six months ended June 30, 2021, respectively, and 2.94% and 3.07% for the three months and six months ended June 30, 2020.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes gains on the sale of off-lease vehicles of $128 million and $192 million for the three months and six months ended June 30, 2021, respectively, compared to losses on the sale of off-lease vehicles of $11 million and $9 million for the three months and six months ended June 30, 2020. Excluding these gains and losses on sale, the yield was 6.71% and 6.32% for the three months and six months ended June 30, 2021, respectively, and 4.60% and 4.86% for the three months and six months ended June 30, 2020. We expect positive trends in remarketing performance to continue in the near term and, as a result, have adjusted the rate of depreciation expense to recognize lower lifetime depreciation on vehicles scheduled to terminate through December 31, 2022. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $917 million and $1.7 billion for the three months and six months ended June 30, 2021, respectively, compared to income earned of $329 million and $156 million for the three months and six months ended June 30, 2020. For the three months and six months ended June 30, 2021, the increases were due primarily to lower provision for credit losses and lower interest expense, as well as lower net depreciation expense on operating lease assets. The lower provision for credit losses for the three months and six months ended June 30, 2021, were primarily driven by reserve increases in the three months and six months ended June 30, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the three months and six months ended June 30, 2021, as the macroeconomic environment continued to recover.
Consumer automotive loan financing revenue increased $73 million and $122 million for the three months and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Higher average consumer assets and higher portfolio yields contributed to the increase in revenue resulting from a continued focus on the used-vehicle portfolio primarily through franchised dealers and growth in application volume from our dealer network. Through these actions, we continue to optimize risk adjusted returns through our origination mix and achieve greater portfolio diversification.
Commercial loan financing revenue decreased $85 million and $231 million for the three months and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The decreases were driven by lower outstanding floorplan assets as a result of declining new vehicle inventories due to continued strength in new vehicle sales and ongoing production constraints from a global semiconductor chip shortage. The decreases were also due to lower yields resulting from lower average benchmark interest rates.
Interest expense was $382 million and $795 million for the three months and six months ended June 30, 2021, respectively, compared to $529 million and $1.1 billion for the three months and six months ended June 30, 2020. The decreases were primarily due to market and industry dynamics which drove a decrease in our deposit rates and other funding costs.
Other income increased $21 million and $36 million for the three months and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increases were primarily due to an increase in remarketing fee income resulting from higher dealer sales activity during the three months and six months ended June 30, 2021. In addition, late fee income increased for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, as a result of the suppression of late fees in the prior year, as part of our COVID-19 relief efforts.
Total net operating lease revenue increased $211 million and $299 million for the three months and six months ended June 30, 2021, respectively, compared to the same periods in 2020. We recognized remarketing gains of $128 million and $192 million for the three months and six months ended June 30, 2021, respectively, compared to remarketing losses of $11 million and $9 million for the three months and six

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
months ended June 30, 2020, while depreciation expense on operating lease assets decreased $31 million and $54 million for the three months and six months ended June 30, 2021, respectively compared to the same periods in 2020. The increases in net operating lease revenue were primarily driven by strong remarketing gains as a result of continued new vehicle supply constraints and an increase in demand for used vehicles, as well as a decrease in depreciation expense resulting from a downward adjustment of the rate of depreciation as we expect positive remarketing trends to continue. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses decreased $279 million and $1.1 billion for the three months and six months ended June 30, 2021, respectively, compared to the three months and six months ended June 30, 2020. For the three months and six months ended June 30, 2021, the decrease in provision for credit losses was primarily driven by reserve increases during the three months and six months ended June 30, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the three months and six months ended June 30, 2021, as the macroeconomic environment continued to recover. Additionally, provision decreases during the three months and six months ended June 30, 2021, were driven by lower net charge-offs in our consumer and commercial automotive portfolios as we continue to experience strong credit performance. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
Our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased approximately 15 and 14 basis points for the three months and six months ended June 30, 2021, respectively, relative to the same periods in 2020. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. Our underwriting capabilities allow us to manage our risk tolerance levels to quickly react to major changes in the economy, including the current pandemic environment. Over the past several years, we have continued to focus on optimizing pricing relative to market interest rates as well as portfolio diversification and the used-vehicle segment, primarily through franchised dealers, which has contributed to higher yields on our consumer automotive loan portfolio. Commensurate with this shift in origination mix, we continue to maintain consistent, disciplined underwriting within our new and used consumer automotive loan originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.7 billion, or approximately 11.4%, of our total consumer automotive loans at June 30, 2021, as compared to $8.6 billion, or approximately 11.7% of our total consumer automotive loans at December 31, 2020.
The following table presents retail loan originations by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended June 30, 2021
S	$1.5	21	736	$1.2	31	739
A	3.6	49	681	2.0	53	679
B	1.8	25	647	0.5	13	649
C	0.2	3	603	0.1	3	608
D	0.1	1	561	—	—	587
E	0.1	1	543	—	—	569
Total retail originations	$7.3	100	678	$3.8	100	691
Three months ended June 30, 2020
S	$1.1	25	734	$0.9	45	731
A	2.1	49	681	0.9	45	677
B	0.8	19	643	0.2	10	645
C	0.2	5	604	—	—	607
D	0.1	2	556	—	—	586
Total retail originations	$4.3	100	680	$2.0	100	697
Six months ended June 30, 2021
S	$2.6	20	735	$2.3	33	737
A	6.4	49	682	3.5	51	679
B	3.3	25	649	1.0	15	650
C	0.4	3	605	0.1	1	608
D	0.2	2	562	—	—	585
E	0.1	1	540	—	—	574
Total retail originations	$13.0	100	679	$6.9	100	692
Six months ended June 30, 2020
S	$2.2	24	736	$2.2	45	735
A	4.3	46	680	2.0	41	675
B	2.0	22	645	0.6	12	644
C	0.6	7	612	0.1	2	613
D	0.1	1	563	—	—	577
Total retail originations	$9.2	100	680	$4.9	100	696
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
0–71	15%	18%	16%	19%
72–75	66	63	66	65
76 +	19	19	18	16
Total retail originations	100%	100%	100%	100%
Retail originations with a term of 76 months or more represented 19% and 18% of total retail originations for the three months and six months ended June 30, 2021, respectively, compared to 19% and 16% for the three months and six months ended June 30, 2020. Substantially all of the loans originated with a term of 76 months or more during the three months and six months ended June 30, 2021, and 2020, were considered to be prime and in credit tiers S, A, or B. We define prime consumer automotive loans primarily as those loans with a FICO® Score at origination of 620 or greater.
The following table presents the percentage of total outstanding retail loans by origination year.

June 30,	2021	2020
Pre-2017	5%	12%
2017	7	14
2018	13	22
2019	21	33
2020	29	19
2021	25	—
Total retail	100%	100%
The following tables present the total retail loan and operating lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2021	2020	2021	2020
Used retail	$7,274	$4,287	56	60
New retail	3,835	2,043	30	28
Lease	1,830	860	14	12
Total consumer automotive financing originations (a)	$12,939	$7,190	100	100
(a)Includes CSG originations of $1.2 billion and $704 million for the three months ended June 30, 2021, and 2020, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2021	2020	2021	2020
Used retail	$12,974	$9,240	56	57
New retail	6,947	4,939	30	30
Lease	3,181	2,078	14	13
Total consumer automotive financing originations (a)	$23,102	$16,257	100	100
(a)Includes CSG originations of $2.3 billion and $1.7 billion for the six months ended June 30, 2021, and 2020, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2021	2020	2021	2020
Growth channel	$6,855	$3,612	53	50
Stellantis dealers	3,421	1,986	26	28
GM dealers	2,663	1,592	21	22
Total consumer automotive financing originations	$12,939	$7,190	100	100

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2021	2020	2021	2020
Growth channel	$12,097	$8,161	52	50
Stellantis dealers	6,148	4,304	27	27
GM dealers	4,857	3,792	21	23
Total consumer automotive financing originations	$23,102	$16,257	100	100
Total consumer automotive loan and operating lease originations increased $5.7 billion and $6.8 billion for the three months and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increases were driven by higher consumer demand, as well as increased application flow and decisioning speeds for the three months and six months ended June 30, 2021. Additionally, originations for the three months and six months ended June 30, 2020, were impacted by the COVID-19 pandemic that temporarily shut down or restricted operations at automotive dealers.
We have included origination metrics by loan term and FICO® Score within this MD&A. However, we employ our own risk evaluation, including proprietary risk models, in evaluating credit risk, as described in the section titled Automotive Financing Volume—Acquisition and Underwriting within the MD&A in our 2020 Annual Report on Form 10-K.
The following table presents the percentage of retail loan and operating lease originations, in dollars, by FICO® Score and product type.

	Used retail		New retail		Lease
Three months ended June 30,	2021	2020	2021	2020	2021	2020
740 +	16%	18%	17%	20%	54%	47%
660–739	41	40	40	41	33	38
620–659	27	24	25	21	10	11
540–619	11	12	6	5	2	3
< 540	2	3	—	—	—	—
Unscored (a)	3	3	12	13	1	1
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.

	Used retail		New retail		Lease
Six months ended June 30,	2021	2020	2021	2020	2021	2020
740 +	16%	18%	18%	21%	52%	47%
660–739	42	39	40	37	35	37
620–659	27	25	24	20	10	11
540–619	10	13	5	7	2	4
< 540	2	2	—	—	—	—
Unscored (a)	3	3	13	15	1	1
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 9% of total consumer loan and operating lease originations for both the three months and six months ended June 30, 2021, compared to 11% for both the three months and six months ended June 30, 2020. Consumer loans and operating leases with FICO® Scores of less than 540 composed 1% of total originations for both the three months and six months ended June 30, 2021, compared to 2% and 1% of total originations for the three months and six months ended

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
June 30, 2020, respectively. Nonprime applications are subject to more stringent underwriting criteria (for example, minimum payment-to-income ratio and vehicle mileage, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
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

	Average balance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Stellantis new vehicles	31%	33%	33%	34%
GM new vehicles	21	34	24	34
Growth new vehicles	17	17	17	16
Used vehicles	31	16	26	16
Total	100%	100%	100%	100%
Total commercial wholesale finance receivables	$10,825	$20,215	$13,205	$22,673
Average commercial wholesale financing receivables outstanding decreased $9.4 billion and $9.5 billion during the three months and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The decreases were primarily due to lower dealer inventory levels, driven by strong consumer demand for vehicles that outpaced lower automotive production levels due to the global semiconductor chip shortage. Dealer inventory levels are dependent on a number of factors, including manufacturer production schedules and vehicle mix, sales incentives, and industry sales. Manufacturer production and corresponding dealer stock levels, as well as dealer penetration levels, may continue to influence our future wholesale balances. While the severity and duration of these supply chain disruptions is not currently clear, we anticipate this will continue to result in lower commercial wholesale finance receivables during 2021 commensurate with lower dealer inventory levels.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans decreased $384 million and $123 million for the three months and six months ended June 30, 2021, respectively, compared to the same periods in 2020, to an average of $5.6 billion and $5.9 billion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2021	2020	Favorable/(unfavorable) % change	2021	2020	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$278	$263	6	$558	$540	3
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	15	12	25	30	26	15
Other gain on investments, net (b)	61	172	(65)	159	30	n/m
Other income	5	3	67	6	5	20
Total insurance premiums and other income	359	450	(20)	753	601	25
Expense
Insurance losses and loss adjustment expenses	74	142	48	137	216	37
Acquisition and underwriting expense
Compensation and benefits expense	24	20	(20)	46	41	(12)
Insurance commissions expense	138	127	(9)	274	253	(8)
Other expenses	36	33	(9)	68	68	—
Total acquisition and underwriting expense	198	180	(10)	388	362	(7)
Total expense	272	322	16	525	578	9
Income from continuing operations before income tax expense	$87	$128	(32)	$228	$23	n/m
Total assets	$9,394	$8,740	7	$9,394	$8,740	7
Insurance premiums and service revenue written	$301	$267	13	$634	$584	9
Combined ratio (c)	96.7%	120.9%		93.1%	105.9%
n/m = not meaningful
(a)Includes interest expense of $14 million and $28 million, for the three months and six months ended June 30, 2021, respectively, and $19 million and $39 million for the three months and six months ended June 30, 2020.
(b)Includes net unrealized gains on equity securities of $20 million and $31 million for the three months and six months ended June 30, 2021, respectively, compared to net unrealized gains of $89 million for the three months ended June 30, 2020, and net unrealized losses of $93 million for the six months ended June 30, 2020.
(c)Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.
Our Insurance operations earned income from continuing operations before income tax expense of $87 million and $228 million for the three months and six months ended June 30, 2021, respectively, compared to $128 million and $23 million for the three months and six months ended June 30, 2020. The increase for the six months ended June 30, 2021, was primarily driven by a $129 million increase in net investment gains and $79 million decrease in insurance losses and loss adjustment expenses primarily as a result of lower weather-related losses from our P&C business. The decrease for the three months ended June 30, 2021, was primarily due to a $111 million decrease in other gain on investments, net driven by a significant recovery in the equity markets in the second quarter of 2020, partially offset by lower weather-related losses from our P&C business.
Insurance premiums and service revenue earned was $278 million and $558 million for the three months and six months ended June 30, 2021, respectively, compared to $263 million and $540 million for the three months and six months ended June 30, 2020. The activity included $25 million and $40 million in higher earned revenue from our F&I products for the three months and six months ended June 30, 2021, respectively, as revenue is earned over the life of the contracts on a basis proportionate to the anticipated loss pattern. The increases were offset by $8 million and $21 million in lower earned premiums from our P&C products for the three months and six months ended June 30, 2021, respectively, driven by lower dealer vehicle inventory levels.
Other gain on investments, net was $61 million and $159 million for the three months and six months ended June 30, 2021, respectively, compared to $172 million and $30 million for the same periods in 2020. The increase for the six months ended June 30, 2021, was primarily attributable to favorable performance within our equity securities portfolio, as compared to results from the six months ended June 30, 2020,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
which included $93 million in unrealized losses driven by unfavorable market conditions from the COVID-19 pandemic in the first quarter of 2020. While we recognized a gain on investments for the three months and six months ended June 30, 2021, the decline from the prior year quarter was driven by significant appreciation in the equity markets during the second quarter of 2020 following a market recovery from the unfavorable impacts of the COVID-19 pandemic in the first quarter of 2020.
Insurance losses and loss adjustment expenses totaled $74 million and $137 million for the three months and six months ended June 30, 2021, respectively, compared to $142 million and $216 million for the same periods in 2020. The decreases for the three months and six months ended June 30, 2021, were primarily driven by lower weather losses related to our vehicle inventory insurance business. Total acquisition and underwriting expense increased $18 million and $26 million for the three months and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increases were primarily due to an increase in insurance commissions expense, commensurate with higher earned premiums from our F&I products.
The decrease in the combined ratio to 96.7% and 93.1% for the three months and six months ended June 30, 2021, respectively, compared to 120.9% and 105.9% for the three months and six months ended June 30, 2020, was primarily driven by lower weather losses and higher earned premiums from our F&I business. In April 2021, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related loss.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Finance and insurance products
Vehicle service contracts	$229	$203	$459	$410
Guaranteed asset protection and other finance and insurance products (a)	45	33	84	66
Total finance and insurance products	274	236	543	476
Property and casualty insurance (b)	27	31	91	108
Total	$301	$267	$634	$584
(a)Other products include VMCs, ClearGuard, and other ancillary products.
(b)P&C insurance include vehicle inventory insurance and dealer ancillary products.
Insurance premiums and service revenue written was $301 million and $634 million for the three months and six months ended June 30, 2021, respectively, compared to $267 million and $584 million for the same periods in 2020. The increase for the three months and six months ended June 30, 2021, was primarily due to higher F&I volume and rate. P&C premiums written declined during the three months and six months ended June 30, 2021, driven by lower dealer vehicle inventory levels due to strong retail sales and lower manufacturer production levels, which have been impacted by supply chain disruptions including shortages of semiconductor chips. This decline in P&C premiums written was partially offset by lower dealer inventory reinsurance costs. While the severity and duration of these supply chain disruptions is not currently clear, we anticipate this will continue to result in lower written premium levels within our P&C business during 2021 commensurate with lower dealer inventory levels.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents
Noninterest-bearing cash	$203	$189
Interest-bearing cash	562	579
Total cash and cash equivalents	765	768
Equity securities	1,007	1,064
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	255	56
U.S. States and political subdivisions	653	680
Foreign government	184	176
Agency mortgage-backed residential	750	719
Mortgage-backed residential	24	44
Corporate debt	2,100	1,914
Total available-for-sale securities	3,966	3,589
Total cash, cash equivalents, and securities	$5,738	$5,421
In addition to these cash and investment securities, the Insurance segment has an interest-bearing intercompany arrangement with the Corporate segment, callable on demand. The intercompany loan balance due to Insurance was $697 million and $830 million at June 30, 2021, and December 31, 2020, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2021	2020	Favorable/(unfavorable) % change	2021	2020	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$89	$127	(30)	$182	$265	(31)
Interest expense	66	97	32	136	197	31
Net financing revenue and other interest income	23	30	(23)	46	68	(32)
Gain on mortgage loans, net	19	17	12	55	26	112
Other income, net of losses	3	2	50	7	3	133
Total other revenue	22	19	16	62	29	114
Total net revenue	45	49	(8)	108	97	11
Provision for credit losses	—	3	100	(4)	4	n/m
Noninterest expense
Compensation and benefits expense	5	5	—	11	11	—
Other operating expenses	40	33	(21)	78	62	(26)
Total noninterest expense	45	38	(18)	89	73	(22)
Income from continuing operations before income tax expense	$—	$8	(100)	$23	$20	15
Total assets	$13,865	$16,669	(17)	$13,865	$16,669	(17)
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $0 million and $23 million for the three months and six months ended June 30, 2021, respectively, compared to $8 million and $20 million for the three months and six months ended June 30, 2020. The decrease for the for the three months ended June 30, 2021, was driven by a decline in net financing revenue and other interest income due to higher prepayment activity and an increase in noninterest expense, partially offset by higher net gains on the sale of mortgage loans and a decrease in the provision for credit losses. The increase for the six months ended June 30, 2021, was primarily due to higher net gains on the sale of mortgage loans and a decrease in the provision for credit losses, partially offset by lower net financing revenue and other interest income, which was driven by higher prepayment activity, and an increase in noninterest expense.
Net financing revenue and other interest income was $23 million and $46 million for the three months and six months ended June 30, 2021, respectively, compared to $30 million and $68 million for the three months and six months ended June 30, 2020. The decreases in net financing revenue and other interest income for the three months and six months ended June 30, 2021, were primarily due to higher prepayment activity, driven by a lower interest rate environment which resulted in portfolio depletion and accelerated premium amortization. Premium amortization of purchased loans was $24 million and $59 million for the three months and six months ended June 30, 2021, respectively, compared to $32 million and $53 million for the three months and six months ended June 30, 2020. During the three months and six months ended June 30, 2021, we purchased $1.7 billion and $1.9 billion of mortgage loans that were originated by third parties, respectively, compared to $1.9 billion and $2.4 billion for the three months and six months ended June 30, 2020. We originated $1.4 billion and $2.2 billion of mortgage loans held for investment during the three months and six months ended June 30, 2021, respectively, compared to $555 million and $984 million, during the three months and six months ended June 30, 2020.
Gain on sale of mortgage loans, net, was $19 million and $55 million for the three months and six months ended June 30, 2021, respectively, compared to $17 million and $26 million for the three months and six months ended June 30, 2020. The increases were driven by higher direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment provider during the three months and six months ended June 30, 2021. During the three months and six months ended June 30, 2021, we originated $809 million and $1.8 billion of loans held for sale, compared to $671 million and $971 million during the three months and six months ended June 30, 2020.
The provision for credit losses decreased $3 million and $8 million for the three months and six months ended June 30, 2021, respectively, compared to the three months and six months ended June 30, 2020. The decreases in provision for credit losses were primarily driven by reserve increases during the three months and six months ended June 30, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the three months and six months ended June 30, 2021, as the macroeconomic environment continued to recover. Additionally, for the three months and six months ended June 30, 2021,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
provision decreased due to reserve declines associated with lower portfolio balances. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense was $45 million and $89 million for the three months and six months ended June 30, 2021, compared to $38 million and $73 million for the three months and six months ended June 30, 2020. The increases were primarily driven by continued growth in direct-to-consumer mortgage originations.
The following table presents the total UPB of purchases and originations of consumer mortgages held for investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended June 30, 2021
740 +	$2,866	91
720–739	217	7
700–719	75	2
Total consumer mortgage financing volume	$3,158	100
Three months ended June 30, 2020
740 +	$2,045	84
720–739	232	10
700–719	137	6
680–699	10	—
Total consumer mortgage financing volume	$2,424	100
Six months ended June 30, 2021
740 +	$3,714	91
720–739	282	7
700–719	97	2
Total consumer mortgage financing volume	$4,093	100
Six months ended June 30, 2020
740 +	$2,840	85
720–739	304	9
700–719	183	6
680–699	11	—
Total consumer mortgage financing volume	$3,338	100
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
June 30, 2021
Adjustable-rate	$304	2	3.20%	$2	48.62%	760
Fixed-rate	13,195	98	3.50	128	59.02	777
Total	$13,499	100	3.50	$130	58.79	777
December 31, 2020
Adjustable-rate	$927	6	3.31%	$11	49.24%	773
Fixed-rate	13,516	94	3.85	178	60.89	776
Total	$14,443	100	3.81	$189	60.15	776
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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2021	2020	Favorable/(unfavorable) % change	2021	2020	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$83	$89	(7)	$161	$182	(12)
Interest on loans held-for-sale	3	3	—	5	5	—
Interest expense	9	15	40	18	42	57
Net financing revenue and other interest income	77	77	—	148	145	2
Total other revenue	33	6	n/m	59	19	n/m
Total net revenue	110	83	33	207	164	26
Provision for credit losses	(13)	25	152	—	139	100
Noninterest expense
Compensation and benefits expense	17	14	(21)	37	35	(6)
Other operating expenses	11	12	8	22	26	15
Total noninterest expense	28	26	(8)	59	61	3
Income (loss) from continuing operations before income tax expense	$95	$32	197	$148	$(36)	n/m
Total assets	$6,246	$6,206	1	$6,246	$6,206	1
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $95 million and $148 million for the three months and six months ended June 30, 2021, compared to income earned of $32 million and a loss incurred of $36 million for the three months and six months ended June 30, 2020. The increases were due primarily to lower provision for credit losses recognized during the three months and six months ended June 30, 2021, and higher other revenue primarily from investment gains and strong fee income generation.
Net financing revenue and other interest income was $77 million and $148 million for the three months and six months ended June 30, 2021, compared to $77 million and $145 million for the three months and six months ended June 30, 2020. These balances remained consistent primarily due to flat average asset levels as continued growth in the portfolio was offset by elevated draws on revolving lines of credit during the second quarter of 2020.
Other revenue increased $27 million and $40 million for the three months and six months ended June 30, 2021, compared to the three months and six months ended June 30, 2020. These increases were driven by $24 million in investment income as compared to investment losses of $7 million for the six months ended June 30, 2020. Investment income included both realized gains and upward adjustments to the fair value of certain nonmarketable equity securities. The increases were also driven by higher syndication and fee income for the three months and six months ended June 30, 2021, compared to the same periods in 2020.
The provision for credit losses decreased $38 million and $139 million for the three months and six months ended June 30, 2021, respectively, compared to the three months and six months ended June 30, 2020. For the three months ended June 30, 2021, the decrease in provision was driven by a recovery related to a specific exposure recognized during the three months ended June 30, 2021, as well as reserve increases associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic during the three months ended June 30, 2020. For the six months ended June 30, 2021, the decrease in provision for credit losses was also driven by reserve increases associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic during the six months ended June 30, 2020, as well as lower provisions related for specific exposures during the six months ended June 30, 2021, compared with the prior year period. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Credit Portfolio
The following table presents loans held for sale, the amortized cost of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations.

($ in millions)	June 30, 2021	December 31, 2020
Loans held-for-sale, net	$184	$205
Finance receivables and loans	$6,157	$6,006
Unfunded lending commitments (a)	$4,326	$4,193
Total serviced loans	$9,280	$8,455
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

	June 30, 2021	December 31, 2020
Industry
Financial services	29.0%	22.8%
Health services	20.3	22.1
Services	18.3	19.6
Automotive and transportation	8.8	10.1
Chemicals and metals	7.4	5.9
Machinery, equipment, and electronics	6.5	5.8
Other manufactured products	2.1	3.1
Wholesale	1.9	2.3
Food and beverages	1.5	2.0
Lumber and wood	1.4	2.4
Retail trade	1.0	1.1
Construction	0.7	1.1
Other	1.1	1.7
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2021	2020	Favorable/(unfavorable) % change	2021	2020	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$1	$(10)	110	$(2)	$(7)	71
Interest on loans held-for-sale	—	—	n/m	1	—	n/m
Interest and dividends on investment securities and other earning assets	121	170	(29)	227	367	(38)
Interest on cash and cash equivalents	4	—	n/m	8	9	(11)
Other, net	—	(2)	100	—	(4)	100
Total financing revenue and other interest income	126	158	(20)	234	365	(36)
Interest expense
Original issue discount amortization (b)	69	11	n/m	81	22	n/m
Other interest expense (c)	(42)	201	121	(3)	411	101
Total interest expense	27	212	87	78	433	82
Net financing revenue (loss) and other interest income	99	(54)	n/m	156	(68)	n/m
Other revenue
Loss on mortgage and automotive loans, net	—	(3)	100	—	(24)	100
Loss on extinguishment of debt	(73)	(1)	n/m	(74)	(1)	n/m
Other gain on investments, net	5	15	(67)	25	82	(70)
Other income, net of losses	146	41	n/m	185	54	n/m
Total other revenue	78	52	50	136	111	23
Total net revenue	177	(2)	n/m	292	43	n/m
Provision for credit losses	4	3	(33)	4	25	84
Total noninterest expense (d)	230	155	(48)	358	255	(40)
Loss from continuing operations before income tax expense	$(57)	$(160)	64	$(70)	$(237)	70
Total assets	$50,803	$50,430	1	$50,803	$50,430	1
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
(d)Includes reductions of $268 million and $525 million for the three months and six months ended June 30, 2021, respectively, and $242 million and $498 million for the three months and six months ended June 30, 2020, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the scheduled remaining amortization of the original issue discount at June 30, 2021.

Year ended December 31, ($ in millions)	2021	2022	2023	2024	2025	2026 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$917	$866	$809	$745	$676	$—
Total amortization (b)	66	51	57	64	69	676	$983
(a)The maximum annual scheduled amortization for any individual year is $142 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax expense of $57 million and $70 million for the three months and six months ended June 30, 2021, respectively, compared to a loss of $160 million and $237 million for the three months and six months ended June 30, 2020. The decrease in loss was primarily driven by a decrease in total interest expense resulting from a lower interest rate environment, partially offset by a decrease in total financing revenue and other interest income. Trust preferred securities were redeemed in the three months ended June 30, 2021, and replaced with the issuance of perpetual preferred stock, resulting in an increase in the loss on extinguishment of debt for the three months and six months ended June 30, 2021. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information.
Total financing revenue and other interest income was $126 million and $234 million for the three months and six months ended June 30, 2021, respectively, compared to $158 million and $365 million for the three months and six months ended June 30, 2020. The decreases were primarily driven by the impacts of a lower interest rate environment on the investment securities portfolio and on hedging activities.
Total interest expense decreased $185 million and $355 million for the three months and six months ended June 30, 2021, respectively, compared to the three months and six months ended June 30, 2020. The decreases were primarily driven by market and industry dynamics that drove a decrease in our deposit rates and other funding costs, and our continued shift to more cost-efficient deposit funding.
Total other revenue increased $26 million and $25 million for the three months and six months ended June 30, 2021, respectively, compared to the three months and six months ended June 30, 2020. The increases were primarily driven by upward adjustments related to equity securities without a readily determinable fair value, partially offset by an increase in the loss on extinguishment of debt from the redemption of a portion of the trust preferred securities for the three months and six months ended June 30, 2021.
The provision for credit losses increased $1 million and decreased $21 million for the three months and six months ended June 30, 2021, respectively, compared to the three months and six months ended June 30, 2020. For the six months ended June 30, 2021, the decrease in provision for credit losses was primarily driven by reserve increases in the Ally Lending portfolio during the six months ended June 30, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the six months ended June 30, 2021, as the macroeconomic environment continued to recover. Additionally, the decrease in provision for credit losses for the six months ended June 30, 2021, were partially offset by reserve increases in the Ally Lending portfolio associated with continued portfolio growth. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $75 million and $103 million for the three months and six months ended June 30, 2021, respectively, as compared to the three months and six months ended June 30, 2020. The increase for the three months ended June 30, 2021, was driven by increased expenses to support the growth of our consumer product suite, as we continue to make investments in our technology platform to enhance the customer experience and expand our digital capabilities and portfolio of products, as well as a $50 million contribution to the Ally Charitable Foundation during the three months ended June 30, 2021. The increase in noninterest expense was partially offset by a goodwill impairment charge of $50 million related to Ally Invest for the three months and six months ended June 30, 2020.
Total assets were $50.8 billion as of June 30, 2021, compared to $50.4 billion as of June 30, 2020. This increase was primarily the result of growth in our interest-bearing cash and cash equivalents and available-for-sale securities portfolio. The increase was partially offset by a decline in our held-to-maturity securities portfolio and legacy mortgage portfolio, primarily driven by loan sales in the three months ended December 31, 2020, and continued runoff. At June 30, 2021, the amortized cost of the legacy mortgage portfolio was $429 million, compared to $1.0 billion at June 30, 2020.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents
Noninterest-bearing cash	$427	$512
Interest-bearing cash	12,449	14,318
Total cash and cash equivalents	12,876	14,830
Equity securities	7	—
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,893	747
U.S. States and political subdivisions	371	415
Agency mortgage-backed residential	20,085	17,869
Mortgage-backed residential	2,886	2,596
Agency mortgage-backed commercial	4,405	4,189
Asset-backed	555	425
Total available-for-sale securities	30,195	26,241
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,173	1,331
Total held-to-maturity securities	1,173	1,331
Total cash, cash equivalents, and securities	$44,251	$42,402
Ally Invest
Ally Invest is our digital brokerage and wealth management offering, which enables us to complement our competitive deposit products with low-cost and commission-free investing. The following table presents trading days and average customer trades per day, the number of funded accounts, total net customer assets, and total customer cash balances in our self-directed online trading platform as of the end of each of the last five quarters.

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Trading days (a)	63.0	61.0	63.0	64.0	63.0
Average customer trades per day for the three months ended, (in thousands)	48.5	80.9	60.1	58.7	60.7
Funded accounts (b) (in thousands)	429	425	406	400	388
Total net customer assets ($ in millions)	$15,563	$14,473	$13,445	$11,061	$9,603
Total customer cash balances ($ in millions)	$2,006	$2,022	$2,085	$1,882	$1,891
(a)Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents open and funded brokerage accounts.
During the three months ended June 30, 2021, declining market volatility and continued re-opening of the economy, drove lower account openings and trade activity. Total funded accounts increased 1% from March 31, 2021, and increased 11% from June 30, 2020. Average customer trades per day decreased 40% from March 31, 2021, and 20% from June 30, 2020, driven primarily by market volatility, however overall trade activity remains above pre-pandemic levels. Additionally, net customer assets increased 8% from March 31, 2021 and increased 62% from June 30, 2020, as a result of equity market appreciation and increased customer account openings.

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

	Three months ended June 30, 2021		Three months ended June 30, 2020		Six months ended June 30, 2021		Six months ended June 30, 2020
($ in millions)	Volume	Average FICO®	Volume	Average FICO®	Volume	Average FICO®	Volume	Average FICO®
Total consumer unsecured originations	$299	739	$78	736	$510	739	$154	735
During the three months and six months ended June 30, 2021, consumer unsecured originations increased $221 million and $356 million, respectively, to $299 million and $510 million, respectively, as compared to the three months and six months ended June 30, 2020. We continue to expand our relationships across all verticals, including the home improvement and medical segments.
The carrying value of our consumer unsecured portfolio was $640 million at June 30, 2021, compared to $240 million at June 30, 2020, while the associated yield was 14% and 15% for the three months and six months ended June 30, 2021, as compared to 14% and 16% for the three months and six months ended June 30, 2020, respectively.

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
Our risk-management framework is overseen by the RC of our Board. The RC sets the risk appetite across our company while risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. Our primary types of risk include credit risk, insurance/underwriting risk, liquidity risk, market risk, business/strategic risk, reputation risk, operational risk, information technology/security risk, compliance risk, and conduct risk. For more information on our risk management process, refer to the Risk Management MD&A section of our 2020 Annual Report on Form 10-K.
In addition to the primary risks that we manage, climate-related risk has been identified as an emerging risk. Climate-related risk refers to the risk of loss or change in business activities arising from climate change and represents a transverse risk that could impact other risks within Ally’s risk-management framework, such as credit risk from negatively impacted borrowers, reputation risk from increased stakeholder concerns, and operational risk from physical climate risks. Refer to section titled Climate-Related Risk within this section for more information.
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities.

($ in millions)	June 30, 2021	December 31, 2020
Finance receivables and loans
Automotive Finance	$91,170	$96,809
Mortgage Finance	13,629	14,632
Corporate Finance	6,157	6,006
Corporate and Other (a)	1,261	1,087
Total finance receivables and loans	112,217	118,534
Loans held-for-sale
Mortgage Finance (b)	97	91
Corporate Finance	184	205
Corporate and Other	128	110
Total loans held-for-sale	409	406
Total on-balance-sheet loans	112,626	118,940
Operating lease assets
Automotive Finance	10,715	9,639
Total loan and operating lease exposure	$123,341	$128,579
(a)Includes $429 million and $495 million of consumer mortgage loans in our legacy mortgage portfolio at June 30, 2021, and December 31, 2020, respectively.
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. The U.S. economy has started to recover from shutdowns that resulted from the COVID-19 pandemic. After peaking at 14.7%, as adjusted, in April 2020, the unemployment rate declined to 5.9% as of June 30, 2021. As a result of the economic disruption from COVID-19, sales of light motor vehicles fell to an annual pace of 8.7 million in April 2020, a 49-year low, before rising to an average 17.0 million annual pace during the three months ended June 30, 2021. Sales slowed in June 2021 amid low new vehicle inventories. These low inventories have also caused used vehicle values to rise, as further described in the section below titled Operating Lease Vehicle Terminations and Remarketing. Additionally, used vehicle values may also be impacted by changes in customer preferences, including alternative transportation methods such as public transportation, vehicle sharing, and ride hailing.
Consumer Credit Portfolio
During the three months and six months ended June 30, 2021, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations, as well as point-of-sale personal lending through Ally Lending. Additionally, credit performance of the consumer loan portfolio was impacted by fiscal and monetary stimulus deployed by governmental authorities to partially mitigate the adverse effects from the COVID-19 pandemic on households and businesses. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 11.4% and 11.7% of our total consumer automotive loans at June 30, 2021, and December 31, 2020, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Consumer automotive (c) (d)	$75,951	$73,668	$1,033	$1,256	$—	$—
Consumer mortgage
Mortgage Finance	13,629	14,632	49	67	—	—
Mortgage — Legacy	429	495	27	35	—	—
Total consumer mortgage	14,058	15,127	76	102	—	—
Consumer other (e)	632	399	2	3	—	—
Total consumer finance receivables and loans	$90,641	$89,194	$1,111	$1,361	$—	$—
(a)Includes nonaccrual TDR loans of $670 million and $745 million at June 30, 2021, and December 31, 2020, respectively.
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
(d)Includes outstanding CSG loans of $8.4 billion and $8.2 billion at June 30, 2021, and December 31, 2020, respectively, and RV loans of $899 million and $1.1 billion at June 30, 2021, and December 31, 2020, respectively.
(e)Excludes finance receivables of $8 million at both June 30, 2021, and December 31, 2020, for which we have elected the fair value option.
Total consumer finance receivables and loans increased $1.4 billion at June 30, 2021, compared with December 31, 2020. The increase consists of $2.3 billion of consumer automotive finance receivables and loans and $233 million of consumer other finance receivables and loans, partially offset by a decrease of $1.1 billion of consumer mortgage finance receivables and loans. The increase was primarily due to an increase in consumer automotive finance receivables and loans primarily related to continued momentum in our used vehicle lending, as well as an increase in consumer other finance receivables and loans primarily related to Ally Lending loan originations which outpaced portfolio runoff. This increase was partially offset by a decrease in consumer mortgage finance receivables and loans as a result of loan pay-offs which exceeded bulk loan purchases and direct-to-consumer origination volume.
Total consumer nonperforming finance receivables and loans at June 30, 2021, decreased $250 million to $1.1 billion from December 31, 2020. The decrease was primarily driven by our consumer automotive loan portfolio and was in line with expectations for this business as well as strong consumer payment activity due to favorable macroeconomic conditions within our consumer mortgage portfolio. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.2% and 1.5% at June 30, 2021, and December 31, 2020, respectively.
Total consumer TDRs outstanding at June 30, 2021, increased $186 million since December 31, 2020, to $2.1 billion. Results primarily reflect a $194 million increase in our consumer automotive loan portfolio. This increase is driven by an increase in deferrals offered through our established risk management policies and practices to customers subsequent to a COVID-19 deferral, where the loan modification in connection with other factors resulted in a TDR classification. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Consumer automotive loans accruing and past due 30 days or more decreased $616 million to $1.2 billion at June 30, 2021, compared to December 31, 2020, which was in line with expectations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Consumer automotive	$(5)	$137	—%	0.8%	$92	$399	0.2%	1.1%
Consumer mortgage
Mortgage Finance	1	—	—	—	2	—	—	—
Mortgage — Legacy	(2)	(2)	(2.3)	(0.9)	(4)	(4)	(1.8)	(0.7)
Total consumer mortgage	(1)	(2)	—	—	(2)	(4)	—	—
Consumer other	4	4	3.3	6.8	12	8	4.9	7.1
Total consumer finance receivables and loans	$(2)	$139	—	0.6	$102	$403	0.2	0.9
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held for sale during the period for each loan category.
Our net charge-offs from total consumer finance receivables and loans were a net recovery of $2 million and a net charge-off of $102 million for the three months and six months ended June 30, 2021, compared to net charge-offs of $139 million and $403 million for the three months and six months ended June 30, 2020. Net charge-offs for our consumer automotive portfolio decreased by $142 million and decreased by $307 million for the three months and six months ended June 30, 2021, as strong payment performance and used vehicle prices reduced the realized loss impact in instances of default. While economic conditions have improved since the beginning of the pandemic, and we have taken a number of actions including the utilization of loan modification programs to support our customers and manage credit risk, we may incur higher net charge-offs in future periods as a result of continued economic dislocation resulting from the impacts of COVID-19.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held for sale during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Consumer automotive	$11,109	$6,330	$19,921	$14,179
Consumer mortgage (a)	2,222	1,226	4,006	1,955
Consumer other (b)	299	78	510	154
Total consumer loan originations	$13,630	$7,634	$24,437	$16,288
(a)Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $809 million and $1.8 billion of loans originated as held for sale for the three months and six months ended June 30, 2021, respectively, and $671 million and $971 million for the three months and six months ended June 30, 2020, respectively.
(b)Includes acquired loans related to our Ally Lending business, for which we have elected the fair value option measurement.
Total consumer loan originations increased $6.0 billion and increased $8.1 billion for the three months and six months ended June 30, 2021, compared to the three months and six months ended June 30, 2020. The increases for the three months and six months ended June 30, 2021, were primarily due to increased consumer demand, financed transaction amounts, application flow and decisioning speeds in the consumer automotive portfolio as well as growth in the direct-to-consumer mortgage business driven by the lower interest rate environment. Additionally, originations for the three months and six months ended June 30, 2020, were impacted by the COVID-19 pandemic which temporarily shut down or restricted operations at automotive dealers.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table shows the percentage of consumer automotive and consumer mortgage finance receivables and loans by state concentration based on amortized cost. Total consumer automotive loans were $76.0 billion and $73.7 billion at June 30, 2021, and December 31, 2020, respectively. Total consumer mortgage loans were $14.1 billion and $15.1 billion at June 30, 2021, and December 31, 2020, respectively.

	June 30, 2021 (a)		December 31, 2020
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.6%	34.9%	8.6%	34.3%
Texas	12.7	7.7	12.5	8.0
Florida	9.1	6.3	8.8	5.5
Pennsylvania	4.4	2.3	4.5	2.0
Georgia	4.0	3.3	3.9	3.1
North Carolina	4.1	2.1	4.1	2.3
Illinois	3.8	3.2	4.0	3.0
New York	3.2	3.0	3.2	3.4
Ohio	3.5	0.5	3.5	0.5
New Jersey	2.9	2.2	2.9	2.2
Other United States	43.7	34.5	44.0	35.7
Total consumer loans	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at June 30, 2021.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 24.6% and 24.7% of our total outstanding consumer finance receivables and loans at June 30, 2021, and December 31, 2020, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed consumer automotive loan assets in our Automotive Finance operations were $99 million at June 30, 2021, and foreclosed mortgage assets were $1 million at June 30, 2021.
Commercial Credit Portfolio
During the three months and six months ended June 30, 2021, the credit performance of the commercial portfolio remained strong as nonperforming finance receivables and loans as well as our net charge-offs remained low. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Commercial and industrial
Automotive	$11,303	$19,082	$33	$40	$—	$—
Other (c)	5,442	5,242	133	116	—	—
Commercial real estate	4,823	5,008	6	5	—	—
Total commercial finance receivables and loans	$21,568	$29,332	$172	$161	$—	$—
(a)Includes nonaccrual TDR loans of $139 million and $125 million at June 30, 2021, and December 31, 2020, respectively.
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
Total commercial finance receivables and loans outstanding decreased $7.8 billion from December 31, 2020, to $21.6 billion at June 30, 2021. Results primarily reflect a $7.8 billion decrease in our commercial automotive loan portfolio within the commercial and industrial receivables class due to lower dealer inventory levels, driven by strong consumer demand for vehicles that outpaced lower automotive production levels due to the global semiconductor chip shortage. This decrease was also driven by a $185 million decline in our commercial real estate portfolio. This decrease was partially offset by a $200 million increase to commercial other loans within the commercial and industrial portfolio class, driven primarily by asset-based lending, mostly through our Corporate Finance lender finance vertical, which provides asset managers with partial funding for their direct lending activities.
Total commercial nonperforming finance receivables and loans were $172 million at June 30, 2021, reflecting an increase of $11 million compared to December 31, 2020. The increase was primarily due to the downgrade of one exposure to nonaccrual status within commercial other in our commercial and industrial portfolio class. This increase was partially offset by a decrease due to lower dealer inventory levels in our commercial automotive portfolio driven by lower production levels due to the global semiconductor chip shortage. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans increased to 0.8% at June 30, 2021, compared to 0.5% at December 31, 2020.
Total commercial TDRs outstanding at June 30, 2021, increased $45 million since December 31, 2020, to $248 million. The increase was primarily driven by the restructuring of one exposure and an increase in the outstanding balance of an existing TDR within commercial other in our commercial and industrial portfolio class. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Commercial and industrial
Automotive	$—	$1	—%	—%	$—	$3	—%	—%
Other	(4)	38	(0.3)	2.7	10	38	0.4	1.4
Total commercial finance receivables and loans	$(4)	$39	(0.1)	0.5	$10	$41	0.1	0.2
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held for sale during the period for each loan category.
Our net charge-offs from total commercial finance receivables and loans were a net recovery of $4 million and a net charge-off of $10 million for the three months and six months ended June 30, 2021, respectively, compared to net charge-offs of $39 million and $41 million for the three months and six months ended June 30, 2020, respectively. The decreases for the three months and six months ended June 30, 2021, were due to the partial charge-off of two exposures and subsequent recoveries related to one exposure in 2021, compared to the partial charge-off of two exposures during the three months and six months ended June 30, 2020, within our Corporate Finance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $4.8 billion and $5.0 billion at June 30, 2021, and December 31, 2020, respectively.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

	June 30, 2021	December 31, 2020
Florida	14.4%	13.3%
Texas	13.9	13.0
California	8.0	7.9
North Carolina	5.7	5.5
Michigan	5.4	7.7
New York	5.2	5.6
Georgia	3.6	3.6
Utah	3.2	3.0
Illinois	2.9	2.8
South Carolina	2.5	2.5
Other United States	35.2	35.1
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures decreased $1.7 billion from December 31, 2020, to $2.3 billion at June 30, 2021. The decrease was primarily due to lower dealer inventory levels in our commercial automotive portfolio driven by continued lower production levels as automotive manufacturers work to return to pre-pandemic levels. This decrease was also driven by a lower number of special mention accounts within commercial other in our commercial and industrial receivables class.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

	June 30, 2021	December 31, 2020
Industry
Automotive	62.5%	67.7%
Health/Medical	7.4	7.3
Services	7.1	5.8
Other	23.0	19.2
Total commercial criticized finance receivables and loans	100.0%	100.0%
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
Through March 2021, forecasted economic variables utilized in our quantitative allowance processes were updated to reflect the current macroeconomic environment and our future expectations which included (but were not limited to) the following: the unemployment rate declining to approximately 5% by the end of 2021, before reverting to the historical mean of approximately 7% starting in the first quarter of 2024, stable GDP growth through 2021 as measured on a quarter-over-quarter seasonally adjusted annualized rate basis, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis to approximately 17 million units by the end of 2021. Given the overall improvement in the macroeconomic variables during the three months ended March 31, 2021, it resulted in a decrease in the allowance for loan losses through our quantitative reserving process. Using our qualitative allowance framework, we reassessed and adjusted levels by incorporating uncertainty and volatility in the macroeconomic environment due to the COVID-19 pandemic, which partially offset the decreases in reserves from our quantitative process. As a result, our overall allowance for loan losses decreased $131 million from the prior quarter to $3.2 billion at March 31, 2021, representing 2.8% as a percentage of total finance receivables as of March 31, 2021, compared to 2.8% as of December 31, 2020.
Through June 2021, forecasted economic variables utilized in our quantitative allowance processes were updated to reflect the current macroeconomic environment and our future expectations which included (but were not limited to) the following: the unemployment rate declining to approximately 4% by mid-2022, before reverting to the historical mean of approximately 7% mid-2024, GDP growth through mid-2022 as measured on a quarter-over-quarter seasonally adjusted annualized rate basis, and stable new light vehicle sales on a seasonally adjusted annualized rate basis of approximately 17 million units through mid-2022. Given the stabilization in the macroeconomic environment during the three months ended June 30, 2021, changes in the macroeconomic variables did not have a significant impact on the allowance for loan losses through our quantitative reserving process. We continue to utilize our qualitative allowance framework to reassess and adjust management reserve levels to account for ongoing uncertainty and volatility in the macroeconomic environment due to the COVID-19 pandemic. Our overall allowance for loan losses decreased $26 million from the prior quarter to $3.1 billion at June 30, 2021, representing 2.8% as a percentage of total finance receivables as of June 30, 2021, compared to 2.8% as of March 31, 2021.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended June 30, 2021 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at April 1, 2021	$2,809	$26	$69	$2,904	$248	$3,152
Charge-offs (a)	(183)	(2)	(5)	(190)	(7)	(197)
Recoveries	188	3	1	192	11	203
Net charge-offs	5	1	(4)	2	4	6
Provision due to change in portfolio size	76	2	21	99	(12)	87
Provision due to incremental charge-offs	(5)	(1)	4	(2)	(4)	(6)
Provision due to all other factors	(83)	(5)	(17)	(105)	(8)	(113)
Total provision for credit losses (b)	(12)	(4)	8	(8)	(24)	(32)
Other	—	1	(1)	—	—	—
Allowance at June 30, 2021	$2,802	$24	$72	$2,898	$228	$3,126
Net charge-offs to average finance receivables and loans outstanding for the three months ended June 30, 2021	—%	—%	3.3%	—%	(0.1)%	—%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2021	(131.0)	(5.4)	4.0	(373.9)	(14.7)	(134.4)
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Consumer mortgage provision benefit includes $4 million related to our legacy mortgage portfolio. Commercial provision benefit includes a provision benefit of $5 million related to commercial automotive and $12 million related to commercial other within the commercial and industrial portfolio class, and $7 million related to commercial real estate.

Six months ended June 30, 2021 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at January 1, 2021	$2,902	$33	$73	$3,008	$275	$3,283
Charge-offs (a)	(467)	(4)	(13)	(484)	(21)	(505)
Recoveries	375	6	1	382	11	393
Net charge-offs	(92)	2	(12)	(102)	(10)	(112)
Provision due to change in portfolio size	91	(2)	35	124	(16)	108
Provision due to incremental charge-offs	92	(2)	12	102	10	112
Provision due to all other factors	(191)	(7)	(36)	(234)	(31)	(265)
Total provision for credit losses (b)	(8)	(11)	11	(8)	(37)	(45)
Other	—	—	—	—	—	—
Allowance at June 30, 2021	$2,802	$24	$72	$2,898	$228	$3,126
Net charge-offs to average finance receivables and loans outstanding for the six months ended June 30, 2021	0.2%	—%	4.9%	0.2%	0.1%	0.2%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2021	15.3	(6.2)	3.0	14.3	10.7	13.9
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Consumer mortgage provision benefit includes $4 million related to mortgage finance and $7 million related to our legacy mortgage portfolio. Commercial provision benefit includes a provision benefit of $22 million related to commercial automotive and provision expense of $1 million related to commercial other within the commercial and industrial portfolio class, and a provision benefit of $16 million related to commercial real estate.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Three months ended June 30, 2020 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at April 1, 2020	$2,833	$39	$45	$2,917	$328	$3,245
Charge-offs (a)	(245)	(2)	(4)	(251)	(40)	(291)
Recoveries	108	4	—	112	1	113
Net charge-offs	(137)	2	(4)	(139)	(39)	(178)
Provision due to change in portfolio size	(3)	1	3	1	(20)	(19)
Provision due to incremental charge-offs	137	(2)	4	139	39	178
Provision due to all other factors	135	2	(1)	136	(8)	128
Total provision for credit losses (b)	269	1	6	276	11	287
Other	(2)	—	2	—	—	—
Allowance at June 30, 2020	$2,963	$42	$49	$3,054	$300	$3,354
Net charge-offs to average finance receivables and loans outstanding for the three months ended June 30, 2020	0.8%	(0.1)%	6.8%	0.6%	0.5%	0.6%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2020	5.4	(4.6)	3.3	5.5	1.9	4.7
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Consumer mortgage provision expense includes a provision expense of $3 million related to mortgage finance and a provision benefit of $2 million related to our legacy mortgage portfolio. Commercial provision expense includes a provision benefit of $16 million related to commercial automotive and provision expense of $24 million related to commercial other within the commercial and industrial portfolio class, and a provision expense of $3 million related to commercial real estate.

Six months ended June 30, 2020 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at December 31, 2019	$1,075	$46	$9	$1,130	$133	$1,263
Cumulative effect of the adoption of Accounting Standards Update 2016-13	1,334	(6)	16	1,344	2	1,346
Allowance at January 1, 2020	$2,409	$40	$25	$2,474	$135	$2,609
Charge-offs (a)	(618)	(5)	(9)	(632)	(43)	(675)
Recoveries	219	9	1	229	2	231
Net charge-offs	(399)	4	(8)	(403)	(41)	(444)
Provision due to change in portfolio size	4	—	4	8	(14)	(6)
Provision due to incremental charge-offs	399	(4)	8	403	41	444
Provision due to all other factors	551	2	19	572	180	752
Total provision for credit losses (b)	954	(2)	31	983	207	1,190
Other	(1)	—	1	—	(1)	(1)
Allowance at June 30, 2020	$2,963	$42	$49	$3,054	$300	$3,354
Net charge-offs to average finance receivables and loans outstanding for the six months ended June 30, 2020	1.1%	—%	7.1%	0.9%	0.2%	0.7%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2020	3.7	(5.4)	3.2	3.8	3.6	3.8
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Consumer mortgage provision expense includes $4 million related to mortgage finance and a provision benefit of $6 million related to our legacy mortgage portfolio. Commercial provision expense includes $40 million related to commercial automotive and $139 million related to commercial other within the commercial and industrial portfolio class, and $28 million related to commercial real estate.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
June 30, 2021
Allowance for loan losses to finance receivables and loans outstanding (a)	3.7%	0.2%	11.4%	3.2%	1.1%	2.8%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	271.2%	32.3%	n/m	260.8%	132.2%	243.6%
June 30, 2020
Allowance for loan losses to finance receivables and loans outstanding (a)	4.1%	0.2%	21.1%	3.4%	1.1%	2.8%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	237.1%	66.4%	n/m	232.4%	137.5%	218.9%
n/m = not meaningful
(a)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.
The allowance for consumer loan losses as of June 30, 2021, decreased $156 million compared to June 30, 2020, reflecting decreases of $161 million in the consumer automotive allowance and $18 million in the consumer mortgage allowance, partially offset by an increase of $23 million in the consumer other allowance. The decrease in our consumer automotive allowance was primarily driven by reserve declines associated with improvement in the macroeconomic environment as the economy has continued to recover, partially offset by higher reserves resulting from continued portfolio growth. The decrease in our consumer mortgage allowance was primarily driven by reserve declines associated with improvement in the macroeconomic environment as the economy has continued to recover. Additionally, the consumer mortgage allowance decreased due to lower portfolio balances for the three months ended June 30, 2021. The increase in the consumer other allowance was primarily driven by continued growth in Ally Lending as of the three months ended June 30, 2021, partially offset by reserve declines associated with improvement in the macroeconomic environment.
The allowance for commercial loan losses as of June 30, 2021, decreased $72 million compared to June 30, 2020. The decrease was primarily driven by reserve declines within our commercial automotive portfolio associated with improvement in the macroeconomic environment as the economy has continued to recover, as well as reserve decreases due to lower commercial automotive portfolio balances for the three months and six months ended June 30, 2021.
The provision for consumer credit losses decreased $284 million and $991 million for the three months and six months ended June 30, 2021, respectively, compared to the three months and six months ended June 30, 2020. For the three months and six months ended June 30, 2021, the decrease in provision for consumer credit losses was primarily driven by reserve increases within the consumer automotive portfolio during the three months and six months ended June 30, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the three months and six months ended June 30, 2021, as the macroeconomic environment continued to recover. Additionally, provision decreases during the three months and six months ended June 30, 2021, were driven by lower net charge-offs in our consumer automotive portfolio as we continue to experience strong credit performance driven by favorable economic and operating conditions.
The provision for commercial credit losses decreased $35 million and $244 million for the three months and six months ended June 30, 2021, respectively, compared to the three months and six months ended June 30, 2020. For the three months and six months ended June 30, 2021, the decrease in provision for commercial credit losses was primarily driven by reserve increases within the commercial automotive and other commercial and industrial portfolios during the three months and six months ended June 30, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the same periods in 2021, as the macroeconomic environment continued to recover. Additionally, the provision for commercial credit losses for the three months ended June 30, 2021, was also favorably impacted by a recovery related to a specific exposure recognized during the three months ended June 30, 2021, within our other commercial and industrial portfolio.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2021			2020
June 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$2,802	3.7%	89.6%	$2,963	4.1%	88.4%
Consumer mortgage
Mortgage Finance	15	0.1	0.5	21	0.1	0.6
Mortgage — Legacy	9	2.2	0.3	21	2.1	0.6
Total consumer mortgage	24	0.2	0.8	42	0.2	1.2
Consumer other	72	11.4	2.3	49	21.1	1.5
Total consumer loans	2,898	3.2	92.7	3,054	3.4	91.1
Commercial
Commercial and industrial
Automotive	20	0.2	0.6	64	0.4	1.9
Other	165	3.0	5.3	179	3.4	5.3
Commercial real estate	43	0.9	1.4	57	1.2	1.7
Total commercial loans	228	1.1	7.3	300	1.1	8.9
Total allowance for loan losses	$3,126	2.8	100.0%	$3,354	2.8	100.0%
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
LIBOR Transition
In recognition of the significance of LIBOR cessation, Ally employs an enterprise-wide LIBOR transition program that devotes numerous resources throughout all levels of the organization to facilitate the transition to alternative reference rates. Our program spans across impacted business lines and functions to evaluate risks associated with the transition, while taking into account specific considerations related to our customers, products and instruments, and counterparty exposures. Through this program, we continue to plan for the transition away from LIBOR to alternative reference rates, and the potential impacts to our existing and future contracts with customers and counterparties, financial forecasts, operational processes, technology, modeling, and vendor relationships. Our program is also subject to the governance and oversight of our Board through the RC and certain executive committees, including the ALCO and the ERMC.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
We are monitoring regulatory, legislative, and industry developments surrounding the LIBOR transition and their impacts to us. On March 5, 2021, the ICE Benchmark Administration and the United Kingdom Financial Conduct Authority confirmed that most USD LIBOR tenors will continue to be published through the second quarter of 2023. This extension will allow many legacy USD LIBOR contracts to mature prior to cessation, and in line with guidance from the U.S. banking regulators, we do not anticipate entering into new LIBOR contracts beyond December 31, 2021.
We continue to make progress on our transition efforts, including the development of new products and agreements that utilize alternate reference rates, such as Prime and SOFR. Additionally, we continue to reduce our LIBOR exposure through strategic actions. For example, during the three months ended June 30, 2021, we executed the sale of a portion of our adjustable-rate mortgage loans that were tied to LIBOR, and redeemed a portion of our TRUPS with an interest rate linked to LIBOR.
For further discussion on our LIBOR exposure and transition plan, refer to the section titled Risk Management—LIBOR Transition in our 2020 Annual Report on Form 10-K. For information regarding the risks surrounding the LIBOR transition, refer to the section titled Risk Factors in our 2020 Annual Report on Form 10-K.
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
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following 12 months. We test a number of alternative rate scenarios, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types. Relative to our baseline forecast, our net financing revenue over the next 12 months is expected to decrease by $27 million if interest rates remain unchanged.
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various shocks to the implied market forward curve as of June 30, 2021, and December 31, 2020.

	June 30, 2021		December 31, 2020
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
June 30, 2021
+200 basis points	$(105)	$(159)	$70	$64
+100 basis points	(71)	(70)	32	68
-25 basis points (b)	(43)	(96)	(3)	(40)
(a)Gradual changes in interest rates are recognized over 12 months.
(b)Our models currently assume rates do not go below zero.
The implied forward rate curve was steeper at June 30, 2021, as interest rates were at or near historical lows across the curve on December 31, 2020. The impact of this change is reflected in our baseline net financing revenue projections. As of June 30, 2021, we expect an upward instantaneous interest rate shock scenario to have a modest negative impact to the baseline forecast, primarily due to a shift from floating-rate to fixed-rate assets, our continued shift in funding to retail deposits, and offsetting impacts from our derivative hedging position.
The exposure in the downward instantaneous interest rate shock scenario is largely driven by floating-rate assets and prepayment risk, as well as limited assumed repricing of liquid deposits.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. However in certain instances, some automotive manufacturers have provided their guarantee for portions of our residual exposure, as further described in Note 8 to the Condensed Consolidated Financial Statements. Our operating lease portfolio, net of accumulated depreciation was $10.7 billion and $9.6 billion as of June 30, 2021, and December 31, 2020, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $8.8 billion and $7.9 billion as of June 30, 2021, and December 31, 2020, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A in our 2020 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Off-lease vehicles terminated (in units)	34,768	26,785	65,256	47,204
Average gain (loss) per vehicle ($ per unit)	$3,684	$(421)	$2,950	$(187)
Method of vehicle sales
Auction
Internet	35%	60%	41%	60%
Physical	10	10	10	11
Sale to dealer, lessee, and other	55	30	49	29
We recognized an average gain per vehicle of $3,684 and $2,950 for the three months and six months ended June 30, 2021, respectively, compared to an average loss per vehicle of $421 and $187 for the same period in 2020. The increases in remarketing performance were primarily due to continued new vehicle supply constraints coupled with increased demand. The number of off-lease vehicles remarketed during the three months and six months ended June 30, 2021, increased 30% and 38%, respectively, compared to the same periods in 2020, primarily due to impacts of the COVID-19 pandemic which reduced vehicle remarketing activity at auction sites and lowered dealer demand in the first two quarters of 2020, as well as a recent increase in demand for used vehicles. Dealer buyout remarketing channel mix increased during the three months and six months ended June 30, 2021, primarily due to supply constraints increasing dealer demand for off-lease vehicles, as well as increases in new vehicle prices that are causing a shift in consumer preference. We expect positive trends in remarketing performance to continue in the near term and, as a result, have adjusted the rate of depreciation expense to recognize lower lifetime depreciation on vehicles scheduled to terminate through December 31, 2022. We will continue to evaluate our depreciation rate for leased vehicles based on expected residual values and adjust depreciation expense over the remaining life of the lease, if deemed necessary.
Operating Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. Our exposure to Stellantis vehicles represented approximately 84% and 90% of our operating lease units as of June 30, 2021, and 2020, respectively.
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

June 30,	2021	2020
Sport utility vehicle	58%	57%
Truck	34	34
Car	8	9
Climate-Related Risk
We have identified and defined climate-related risk as an emerging risk to the Company. Pursuant to the Company’s risk-management framework, emerging risks include those that have yet to create a material impact or would only arise during stressful or unlikely circumstances.
Climate-related risk is generally categorized into two major categories: (1) risk related to the transition to a lower-carbon economy (transition risk) and (2) risk related to the physical impacts of climate change. Transition risk considers how changes in policy, technology, and market preference could pose operational, financial and reputational risk to companies. Physical risk from climate change can be acute or chronic. Acute physical risk refers to risks that are event-driven such as increased severity of extreme weather events, such as cyclones,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
hurricanes, or floods. Chronic physical risks refer to long-term shifts in climate patterns, such as sustained higher temperatures, that may cause sea levels to rise.
As the impacts of climate change become more evident, the Company has recognized (1) the importance of understanding, preparing for and taking timely preventive action against potentially material climate-change impacts, (2) increasing investor demand for consistent and comparable climate-change risk data, (3) changing federal policy focus as a result of rejoining the Paris Climate Agreement and an increase in regulatory discussion about potential requirements and oversight, and (4) that Ally’s commitment to “Do It Right” extends to the conservation of environmental resources to ensure a sustainable future for our customers, employees, shareholders and the communities in which we live and operate. Specifically, Ally has:
•Defined climate-related risk as an emerging risk within our risk-management framework.
•Appointed an Environmental Sustainability Risk Executive reporting to our Chief Risk Officer and established a sustainability office staffed with employees focused on adopting sustainability measures and developing and executing a comprehensive enterprise strategy on climate-related risks and opportunities.
•Included sustainability and climate-related matters in executive level forums and Board education.
•Performed our first assessment and calculation of greenhouse gas emissions including Scope 1 emissions (direct emissions from owned or controlled sources), Scope 2 emissions (indirect emissions from the generation of purchased electricity, steam, heating and cooling consumed by the company), and relevant Scope 3 emissions (all other indirect emissions that occur in the company’s value chain) for fiscal year 2020.
•Submitted our inaugural CDP (formally the Carbon Disclosure Project) climate change questionnaire in July 2021.
•Committed to developing a comprehensive enterprise environmental sustainability strategy focusing on greater data collection, aggregation and analysis, with the goal of aligning with the recommendations from the Task Force on Climate-related Financial Disclosures in assessing and reporting on our exposures to climate-related risks and opportunities consistent with the financial industry.
Refer to the section titled Risk Factors in our 2020 Annual Report on Form 10-K for information on climate-related risks.

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes our total available liquidity.

($ in millions)	June 30, 2021	December 31, 2020
Unencumbered highly liquid securities (a)	$28,435	$24,763
Liquid cash and equivalents	12,978	14,945
Committed secured credit facilities
Total capacity (b)	300	560
Outstanding	132	—
Unused capacity (c)	168	560
Total available liquidity	$41,581	$40,268
(a)Includes unencumbered U.S. federal government, U.S. agency and corporate debt securities.
(b)Includes committed secured credit facilities for which we had sufficient assets available to be pledged as collateral as of the reporting date.
(c)Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.
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
•We prepaid $115 million of unsecured term notes during the six months ended June 30, 2021, as we continue to shift our overall funding toward more cost-effective funding.
•On April 22, 2021, we issued $1.35 billion of preferred stock, Series B, and used the proceeds to redeem $1.4 billion, or 56,000,000 shares of the Series 2 TRUPS outstanding.
•On June 2, 2021, we issued $1.0 billion of preferred stock, Series C, and announced our intent to use the proceeds to redeem a portion of the Series 2 TRUPS outstanding. On July 2, 2021, we effectuated the redemption of an additional $1.04 billion, or 41,600,000 shares of the Series 2 TRUPS outstanding.
•Our total capacity in committed secured credit facilities was reduced by $260 million during the six months ended June 30, 2021, as we continue to shift our overall funding toward a greater mix of cost-effective deposit funding.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	June 30, 2021		December 31, 2020
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Deposits	$139,104	89	$137,036	85
Debt
Secured financings	7,006	5	9,992	6
Institutional term debt	9,635	6	11,654	7
Retail debt programs (a)	255	—	2,496	2
Total debt (b)	16,896	11	24,142	15
Total on-balance-sheet funding	$156,000	100	$161,178	100
(a)Includes $255 million and $360 million of retail term notes at June 30, 2021, and December 31, 2020, respectively.
(b)Includes hedge basis adjustment as described in Note 18 to the Condensed Consolidated Financial Statements.
Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at June 30, 2021.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including online savings accounts, money-market demand accounts, CDs, interest-bearing checking accounts, trust accounts, and IRAs. In addition to providing customers with valuable products and digital services, retail deposits provide a key funding source for Ally Bank as it continues to diversify its funding profile and reduce its reliance on more expensive and rate-sensitive funding, providing our Automotive Finance, Mortgage Finance, Corporate Finance, and Ally Lending businesses with a stable and low-cost funding source. We believe retail deposits are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries.
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Total primary retail deposit customers (in thousands)	2,394	2,334	2,250	2,211	2,133
Deposits ($ in millions)
Retail	$129,222	$128,370	$124,357	$120,789	$115,813
Brokered (a)	7,787	11,060	12,551	13,990	15,088
Other (b)	2,095	155	128	159	135
Total deposits	$139,104	$139,585	$137,036	$134,938	$131,036
(a)Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.9 billion as of both March 31,2021, and December 31, 2020, and $1.8 billion as of both September 30, 2020, and June 30, 2020.
(b)Other deposits include mortgage escrow and other deposits. Additionally, beginning on June 30, 2021, other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.9 billion, driven by revisions to brokered-deposit regulations by the FDIC.
During the first six months of 2021, our total deposit base grew $2.1 billion and we added approximately 144,000 retail deposit customers, ending with 2.4 million retail deposit customers as of June 30, 2021. The growth in total deposits has been driven by strong growth in retail deposits, partially offset by a reduction in brokered deposits. Total retail deposits increased $4.9 billion during the six months ended June 30, 2021, primarily within our online savings product, bringing the total retail deposits portfolio to $129.2 billion as of June 30, 2021. Strong customer acquisition and retention rates, reflecting the strength of the brand, continue to drive the growth in retail deposits.
We continue to advance our digital capabilities and deliver incremental value to our retail deposit customers beyond competitive rates. In early 2020, we launched our smart savings tools and have continued to deliver enhancements, improving our customer’s digital banking experience and providing unique opportunities to organize and build their savings. In addition, on June 2, 2021, we announced the elimination of all overdraft fees across our retail deposit products for all customers. This change is the latest example of our “Do It Right” commitment for our customers.
We continue to be recognized for the experience and value we provide our customers. In June 2021, Kiplinger named Ally Bank the “Best Internet Bank” for the fifth consecutive year, and in October 2020, MONEY® Magazine named Ally the “Best Online Bank” for the

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
eighth time in the past ten years. For additional information on our deposit funding by type, refer to Note 11 to the Condensed Consolidated Financial Statements.
Securitizations and Secured Financings
While we primarily fund our business through deposits, we maintain a presence in the securitization markets to finance our automotive loan portfolios. Securitizations and secured funding transactions, collectively referred to as securitization transactions due to their similarities, allow us to convert our automotive-finance receivables into cash earlier than what would have occurred in the normal course of business. For additional details surrounding our securitization activities, refer to the section titled Liquidity Management, Funding, and Regulatory Capital in our 2020 Annual Report on Form 10-K.
We manage securitization execution risk by maintaining a diverse domestic and foreign investor base and available capacity from committed secured credit facilities provided by banks. Our ability to access the unused capacity in these facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. We maintain bilateral facilities, which fund our Automotive Finance operations. The facilities can be revolving in nature—generally having an original tenor ranging from 364 days to two years and allowing for additional funding during the commitment period—or they can be amortizing and not allow for any further funding after the commitment period. At June 30, 2021, all of our $300 million of capacity was revolving and of this balance, $125 million was from facilities with a remaining tenor greater than 364 days.
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage finance receivables and loans and investment securities. As of June 30, 2021, we had pledged $14.0 billion of assets to the FHLB resulting in $10.4 billion in total funding capacity with $5.0 billion of debt outstanding.
At June 30, 2021, $25.8 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $255 million of retail term notes outstanding at June 30, 2021. In 2020, we accessed the unsecured debt capital markets four times, and collectively raised $2.8 billion through the issuance of senior notes composed of institutional term debt. We have also historically obtained unsecured funding from the sale of floating-rate demand notes under our demand notes program. The holder has the option to require us to redeem these notes at any time without restriction. On March 1, 2021, we terminated the offering of our demand notes program, and redeemed in full all outstanding demand notes. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of June 30, 2021, we had no debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We had assets pledged and restricted as collateral to the FRB totaling $2.4 billion as of June 30, 2021. We had no debt outstanding with the FRB as of June 30, 2021.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both June 30, 2021, and December 31, 2020, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2021	2020	2021	2020
Net financing loss and other interest income	$(272)	$(258)	$(520)	$(532)
Dividends from bank subsidiaries	750	—	1,300	400
Dividends from nonbank subsidiaries	6	23	16	41
Total other revenue	98	62	161	133
Total net revenue	582	(173)	957	42
Provision for credit losses	(30)	(3)	(71)	(28)
Total noninterest expense	195	150	348	311
Income (loss) from continuing operations before income tax benefit	417	(320)	680	(241)
Income tax benefit from continuing operations (a)	(167)	(76)	(245)	(149)
Net income (loss) from continuing operations	584	(244)	925	(92)
Income (loss) from discontinued operations, net of tax	1	(1)	1	(1)
Net income (loss) (b)	$585	$(245)	$926	$(93)
(a)There is a significant variation in the customary relationship between pretax income (loss) and income tax benefit due to our accounting policy elections and other adjustments.
(b)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	June 30, 2021	December 31, 2020
Total assets (a)	$5,510	$7,600
Total liabilities	$11,373	$16,133
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
Net cash provided by operating activities was $1.6 billion and $1.2 billion for the six months ended June 30, 2021, and 2020, respectively. Operating cash inflows were higher versus the same quarter in the prior year as our operating environment and results normalized after the COVID-19 pandemic.
Net cash used in investing activities was $91 million for the six months ended June 30, 2021, compared to net cash provided by investing activities of $11.3 billion for the same period in 2020. The decrease was primarily due to an increase of $7.3 billion in net cash outflows related to purchases of available for sale securities and a decrease in net cash inflows of $4.0 billion related to higher originations of loans held for investment.
Net cash used in financing activities for the six months ended June 30, 2021, was $3.7 billion, compared to net cash provided by financing activities of $3.1 billion for the same period in 2020. The change was primarily attributable to a decrease of $8.2 billion in net cash inflows related to deposits and a redemption of Trust Preferred Securities of $1.4 billion. This activity was offset by a $1.5 billion decrease in net cash outflows related to long term debt issuance and repayments and a $2.3 billion increase in net cash inflows from preferred shares issuances.
Capital Planning and Stress Tests
Under the tailoring framework described in the section titled Basel Capital Framework of Note 17 to the Condensed Consolidated Financial Statements, we are generally subject to supervisory stress testing on a two-year cycle and exempted from mandated company-run capital stress testing requirements. We are also required to submit an annual capital plan to the FRB. Our annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a detailed description of our process for assessing capital adequacy, including a discussion of how we, under expected and stressful conditions, will maintain capital commensurate with our risks and above the minimum regulatory capital ratios, will serve as a source of strength to Ally Bank, and will maintain sufficient capital to continue

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
our operations by maintaining ready access to funding, meeting our obligations to creditors and other counterparties, and continuing to serve as a credit intermediary.
We submitted our 2020 capital plan in April 2020, which included planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon. In June 2020, the FRB provided us with the results of the supervisory stress test, additional industry-wide sensitivity analyses conducted in light of the COVID-19 pandemic, and our preliminary stress capital buffer requirement. As described earlier in the section titled Basel Capital Framework, we updated our capital plan in light of revised stress scenarios from the FRB and submitted our updated plan to the FRB in November 2020. In December 2020, the FRB publicly disclosed summary results of its second round of supervisory stress testing and extended its deadline for notifying firms about whether their stress capital buffer requirements will be recalculated to March 31, 2021. On March 25, 2021, the FRB further extended this deadline to June 30, 2021. On June 24, 2021, we received notification from the FRB that our stress capital buffer requirement would not be recalculated in connection with the second round of 2020 supervisory stress testing.
In June 2020, the FRB announced several actions to ensure that large firms, such as Ally, would remain resilient despite the economic uncertainty from the COVID-19 pandemic, including for the third quarter of 2020 (1) the suspension of repurchases by any firm of its common stock, except repurchases relating to issuances of common stock related to employee stock ownership plans, and (2) the disallowance of any increase by a firm in the amount of its common-stock dividends and the imposition of a common-stock dividend limit equal to the average of the firm’s net income for the four preceding calendar quarters. These restrictions were extended by the FRB for the fourth quarter of 2020. In December 2020, the FRB extended and modified these restrictions for the first quarter of 2021 to limit aggregate common-stock dividends and share repurchases to an amount equal to the average of the firm’s net income for the four preceding calendar quarters subject to specified exceptions. On March 25, 2021, the FRB extended these modified restrictions for the second quarter of 2021 and announced that, for a firm such as Ally that is not subject to the 2021 supervisory stress test and on a two-year cycle, the additional restrictions will end after June 30, 2021, and the firm’s stress capital buffer requirement based on the June 2020 supervisory stress test results will remain in place. On January 11, 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021 subject to restrictions imposed by the FRB. On July 12, 2021, our Board authorized an increase in the maximum amount of this stock-repurchase program, from $1.6 billion to $2.0 billion, and an increase in our cash dividend on common stock, from $0.19 per share for the second quarter of 2021 to $0.25 per share for the third quarter of 2021.
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
We submitted our 2021 capital plan on April 5, 2021, which includes planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon and other capital actions. During the second quarter of 2021, we issued $1.35 billion of Series B Preferred Stock and $1.0 billion of Series C Preferred Stock, both of which qualify as additional Tier 1 capital under U.S. Basel III. The proceeds from these issuances were used to redeem a portion of the Series 2 TRUPS then outstanding. Refer to Note 12 and Note 14 for additional details about these instruments and capital actions. On June 28, 2021, we submitted an updated capital plan to the FRB reflecting these capital actions and the increases in our stock-repurchase program and common-stock dividend described above. We expect to receive our final stress capital buffer requirement by August 31, 2021, which will become effective on October 1, 2021.Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), impacts related to the COVID-19 pandemic, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.
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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	F3	BBB-	Stable	March 30, 2021 (a)
Moody’s	Not Prime	Ba1	Review for Upgrade	May 27, 2021 (b)
S&P	A-3	BBB-	Stable	March 25, 2021 (c)
DBRS	R-3	BBB (Low)	Stable	March 4, 2021 (d)
(a)Fitch affirmed our senior unsecured debt rating of BBB- and short-term rating of F3, and changed the outlook to Stable from Negative on March 30, 2021.
(b)Moody’s placed our short-term and long-term senior unsecured rating on review for upgrade on May 27, 2021. Effective December 1, 2014, we determined to not renew our contractual arrangement with Moody’s related to their providing of our issuer, senior unsecured debt, and short-term ratings. Notwithstanding this, Moody’s has determined to continue to provide these ratings on a discretionary basis. However, Moody’s has no obligation to continue to provide these ratings, and could cease doing so at any time.
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
Our most critical accounting estimates are as follows:
•Allowance for loan losses
•Valuation of automotive lease assets and residuals
•Fair value of financial instruments
•Determination of provision for income taxes
During 2021, we implemented a new proprietary statistical model to measure our expected future credit losses in accordance with CECL in our consumer automotive portfolio. The model replaced our existing statistical model used to calculate portfolio-level reserves.
We did not substantively change any material aspect of our methodologies and processes used in developing any of the estimates described above from what was described in the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.
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

	2021			2020			Increase (decrease) due to
Three months ended June 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$16,564	$4	0.10%	$12,496	$4	0.12%	$1	$(1)	$—
Investment securities (b)	35,772	143	1.59	31,139	187	2.41	28	(72)	(44)
Loans held-for-sale, net	454	4	3.71	337	4	4.24	1	(1)	—
Finance receivables and loans, net (b) (c)	110,961	1,588	5.74	122,428	1,630	5.36	(153)	111	(42)
Investment in operating leases, net (d)	10,355	302	11.67	9,068	91	4.10	13	198	211
Other earning assets	690	4	2.79	1,062	10	4.04	(4)	(2)	(6)
Total interest-earning assets	174,796	2,045	4.69	176,530	1,926	4.39			119
Noninterest-bearing cash and cash equivalents	494			432
Other assets	8,978			8,250
Allowance for loan losses	(3,172)			(3,227)
Total assets	$181,096			$181,985
Liabilities and equity
Interest-bearing deposit liabilities (b)	$139,233	$268	0.77%	$126,878	$541	1.72%	$53	$(326)	$(273)
Short-term borrowings	—	—	—	4,712	13	1.12	(13)	—	(13)
Long-term debt	18,411	230	5.00	30,554	318	4.19	(126)	38	(88)
Total interest-bearing liabilities	157,644	498	1.27	162,144	872	2.16			(374)
Noninterest-bearing deposit liabilities	149			136
Total funding sources	157,793	498	1.27	162,280	872	2.16
Other liabilities	6,802			5,343
Total liabilities	164,595			167,623
Total equity	16,501			14,362
Total liabilities and equity	$181,096			$181,985
Net financing revenue and other interest income		$1,547			$1,054				$493
Net interest spread (e)			3.42%			2.23%
Net yield on interest-earning assets (f)			3.55%			2.40%
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
(d)Yield includes gains on the sale of off-lease vehicles of $128 million three months ended June 30, 2021, and losses on the sale of off-lease vehicles of $11 million for the three months ended June 30, 2020. Excluding these gains and losses on sale, the annualized yield was 6.71% and 4.60% for the three months ended June 30, 2021, and 2020, respectively.
(e)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(f)Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2021			2020			Increase (decrease) due to
Six months ended June 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$15,967	$8	0.10%	$8,675	$18	0.41%	$15	$(25)	$(10)
Investment securities (b)	34,882	267	1.54	31,376	400	2.56	45	(178)	(133)
Loans held-for-sale, net	512	9	3.68	243	6	4.84	7	(4)	3
Finance receivables and loans, net (b) (c)	113,300	3,170	5.64	124,537	3,372	5.44	(304)	102	(202)
Investment in operating leases, net (d)	10,094	509	10.17	9,073	210	4.66	24	275	299
Other earning assets	701	11	3.27	1,072	23	4.51	(8)	(4)	(12)
Total interest-earning assets	175,456	3,974	4.57	174,976	4,029	4.63	(221)	166	(55)
Noninterest-bearing cash and cash equivalents	513			425
Other assets	8,742			7,917
Allowance for loan losses	(3,226)			(2,928)
Total assets	$181,485			$180,390
Liabilities and equity
Interest-bearing deposit liabilities (b)	$138,404	$574	0.84%	$123,977	$1,133	1.84%	$132	$(691)	$(559)
Short-term borrowings	405	1	0.42	4,604	30	1.30	(27)	(2)	(29)
Long-term debt	19,784	480	4.90	31,838	666	4.21	(252)	66	(186)
Total interest-bearing liabilities	158,593	1,055	1.34	160,419	1,829	2.29	(147)	(627)	(774)
Noninterest-bearing deposit liabilities	150			138
Total funding sources	158,743	1,055	1.34	160,557	1,829	2.29
Other liabilities	6,919			5,740
Total liabilities	165,662			166,297
Total equity	15,823			14,093
Total liabilities and equity	$181,485			$180,390
Net financing revenue and other interest income		$2,919			$2,200				$719
Net interest spread (e)			3.23%			2.34%
Net yield on interest-earning assets (f)			3.36%			2.53%
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
(d)Yield includes gains on the sale of off-lease vehicles of $192 million for the six months ended June 30, 2021, and losses on the sale of off-lease vehicles of $9 million for the six months ended June 30, 2020. Excluding these gains and losses on sale, the annualized yield was 6.32% and 4.86% for the six months ended June 30, 2021, and 2020, respectively.
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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2021, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended June 30, 2021.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended June 30, 2021.

Three months ended June 30, 2021	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
April 2021	1,429	$49.20	1,429	$1,310
May 2021	2,950	53.15	2,950	1,154
June 2021	5,262	52.20	5,262	879
Total	9,641	52.04	9,641
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)Excludes brokerage commissions.
(c)Amounts reflect our common stock-repurchase program of up to $1.6 billion, announced on January 12, 2021. The program commenced in the first quarter of 2021 and was set to expire on December 31, 2021. On July 13, 2021, we announced a common stock-repurchase program of up to $2.0 billion for 2021, replacing the $1.6 billion common stock-repurchase authorization previously announced. Refer to Note 17 to the Condensed Consolidated Financial Statements for further details.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Ally Financial Inc. • Form 10-Q
Item 6.    Exhibits
The exhibits listed on the following index of exhibits are filed as a part of this report.

Exhibit	Description	Method of Filing

3.1	Certificate of Designation of 4.700% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C of Ally Financial Inc.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of June 2, 2021, (File No. 1-3754), incorporated herein by reference.

22.1	Subsidiary Guarantors	Filed as Exhibit 22 to the Company’s Quarterly Report for the period ended March 31, 2020, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101	The following information from our Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)	Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended June 30, 2021, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of August, 2021.

Ally Financial Inc. (Registrant)

/S/ JENNIFER A. LACLAIR
Jennifer A. LaClair Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Chief Accounting Officer and Corporate Controller