Form 10-Q
period 2021-09-30
Ally Financial Inc.
filed 2021-11-02
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021, or

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
Yes ☐                    No ☑
At October 29, 2021, the number of shares outstanding of the Registrant’s common stock was 346,444,000 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
ABS	Asset-backed securities
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956 as amended
BMC	Better Mortgage Company
Board	Ally Board of Directors
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977 as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as amended
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act as amended
ERMC	Enterprise Risk Management Committee
ESG	Environmental, social, and governance
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991 as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999 as amended
GM	General Motors Company
IB Finance	IB Finance Holding Company, LLC
IRA	Individual retirement account
LCR	Liquidity coverage ratio
LIBOR	London Interbank Offered Rate
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NYSE	New York Stock Exchange
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
RC	Risk Committee of the Ally Board of Directors

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
SEC	U.S. Securities and Exchange Commission
Series 2 TRUPS	8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I
SOFR	Secured Overnight Financing Rate
SPE	Special-purpose entity
Stellantis	Stellantis N.V.
TDR	Troubled debt restructuring
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,619	$1,602	$4,789	$4,974
Interest on loans held-for-sale	5	5	14	11
Interest and dividends on investment securities and other earning assets	155	173	433	596
Interest on cash and cash equivalents	5	5	13	23
Operating leases	393	360	1,147	1,070
Total financing revenue and other interest income	2,177	2,145	6,396	6,674
Interest expense
Interest on deposits	245	452	819	1,585
Interest on short-term borrowings	—	9	1	39
Interest on long-term debt	191	309	671	975
Interest on other	8	—	8	—
Total interest expense	444	770	1,499	2,599
Net depreciation expense on operating lease assets	139	175	384	675
Net financing revenue and other interest income	1,594	1,200	4,513	3,400
Other revenue
Insurance premiums and service revenue earned	279	276	837	816
Gain on mortgage and automotive loans, net	18	33	73	35
Loss on extinguishment of debt	(52)	(49)	(126)	(50)
Other gain on investments, net	24	64	212	173
Other income, net of losses	122	160	498	331
Total other revenue	391	484	1,494	1,305
Total net revenue	1,985	1,684	6,007	4,705
Provision for credit losses	76	147	31	1,337
Noninterest expense
Compensation and benefits expense	389	342	1,230	1,036
Insurance losses and loss adjustment expenses	69	85	206	301
Goodwill impairment	—	—	—	50
Other operating expenses	544	478	1,584	1,423
Total noninterest expense	1,002	905	3,020	2,810
Income from continuing operations before income tax expense	907	632	2,956	558
Income tax expense from continuing operations	195	156	549	159
Net income from continuing operations	712	476	2,407	399
Income (loss) from discontinued operations, net of tax	—	—	1	(1)
Net income	712	476	2,408	398
Other comprehensive (loss) income, net of tax	(165)	(120)	(580)	572
Comprehensive income	$547	$356	$1,828	$970
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
(in dollars) (a)	2021	2020	2021	2020
Net income from continuing operations attributable to common stockholders	$683	$476	$2,378	$399
Income (loss) from discontinued operations, net of tax	—	—	1	(1)
Net income attributable to common stockholders	$683	$476	$2,379	$398
Basic weighted-average common shares outstanding (b)	359,179	375,658	368,215	375,478
Diluted weighted-average common shares outstanding (b) (c)	361,855	377,011	370,745	376,659
Basic earnings per common share
Net income from continuing operations	$1.90	$1.27	$6.46	$1.06
Net income	$1.90	$1.27	$6.46	$1.06
Diluted earnings per common share
Net income from continuing operations	$1.89	$1.26	$6.41	$1.06
Net income	$1.89	$1.26	$6.42	$1.06
Cash dividends declared per common share	$0.25	$0.19	$0.63	$0.57
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.
(c)During the three months and nine months ended September 30, 2020, there were 0.4 million and 1.0 million, respectively, in shares underlying share-based awards excluded because their inclusion would have been antidilutive. There were no antidilutive shares during the three months and nine months ended September 30, 2021.
Refer to Note 16 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents
Noninterest-bearing	$636	$724
Interest-bearing	10,279	14,897
Total cash and cash equivalents	10,915	15,621
Equity securities	1,045	1,071
Available-for-sale securities (amortized cost of $32,972 and $28,936) (a)	33,122	29,830
Held-to-maturity securities (fair value of $1,193 and $1,331)	1,150	1,253
Loans held-for-sale, net	456	406
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	114,471	118,534
Allowance for loan losses	(3,148)	(3,283)
Total finance receivables and loans, net	111,323	115,251
Investment in operating leases, net	10,969	9,639
Premiums receivable and other insurance assets	2,752	2,679
Other assets	7,452	6,415
Total assets	$179,184	$182,165
Liabilities
Deposit liabilities
Noninterest-bearing	$167	$128
Interest-bearing	139,277	136,908
Total deposit liabilities	139,444	137,036
Short-term borrowings	—	2,136
Long-term debt	14,946	22,006
Interest payable	422	412
Unearned insurance premiums and service revenue	3,537	3,438
Accrued expenses and other liabilities	3,546	2,434
Total liabilities	161,895	167,462
Contingencies (refer to Note 23)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 504,133,393 and 501,237,055; and outstanding 349,598,889 and 374,674,415)	21,644	21,544
Preferred stock	2,324	—
Accumulated deficit	(2,136)	(4,278)
Accumulated other comprehensive income	51	631
Treasury stock, at cost (154,534,504 and 126,562,640 shares)	(4,594)	(3,194)
Total equity	17,289	14,703
Total liabilities and equity	$179,184	$182,165
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

($ in millions)	September 30, 2021	December 31, 2020
Assets
Finance receivables and loans, net
Consumer automotive	$8,156	$7,630
Commercial	—	5,868
Allowance for loan losses	(284)	(285)
Total finance receivables and loans, net	7,872	13,213
Other assets	621	983
Total assets	$8,493	$14,196
Liabilities
Long-term debt	$1,437	$4,158
Accrued expenses and other liabilities	2	3
Total liabilities	$1,439	$4,161
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total equity
Balance at July 1, 2020	$21,499	$—	$(5,296)	$815	$(3,192)	$13,826
Net income			476			476
Share-based compensation	18					18
Other comprehensive loss				(120)		(120)
Common stock repurchases					(1)	(1)
Common stock dividends ($0.19 per share)			(73)			(73)
Balance at September 30, 2020	$21,517	$—	$(4,893)	$695	$(3,193)	$14,126
Balance at July 1, 2021	$21,631	$2,324	$(2,726)	$216	$(3,915)	$17,530
Net income			712			712
Preferred stock dividends — Series B			(20)			(20)
Preferred stock dividends — Series C			(9)			(9)
Share-based compensation	13					13
Other comprehensive loss				(165)		(165)
Common stock repurchases					(679)	(679)
Common stock dividends ($0.25 per share)			(93)			(93)
Balance at September 30, 2021	$21,644	$2,324	$(2,136)	$51	$(4,594)	$17,289
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Nine months ended September 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total equity
Balance at December 31, 2019	$21,438	$—	$(4,057)	$123	$(3,088)	$14,416
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2016-13			(1,017)			(1,017)
Balance at January 1, 2020	$21,438	$—	$(5,074)	$123	$(3,088)	$13,399
Net income			398			398
Share-based compensation	79					79
Other comprehensive income				572		572
Common stock repurchases					(105)	(105)
Common stock dividends ($0.57 per share)			(217)			(217)
Balance at September 30, 2020	$21,517	$—	$(4,893)	$695	$(3,193)	$14,126
Balance at January 1, 2021	$21,544	$—	$(4,278)	$631	$(3,194)	$14,703
Net income			2,408			2,408
Net proceeds from issuance of Series B preferred stock		1,335				1,335
Net proceeds from issuance of Series C preferred stock		989				989
Preferred stock dividends — Series B			(20)			(20)
Preferred stock dividends — Series C			(9)			(9)
Share-based compensation	100					100
Other comprehensive loss				(580)		(580)
Common stock repurchases					(1,400)	(1,400)
Common stock dividends ($0.63 per share)			(237)			(237)
Balance at September 30, 2021	$21,644	$2,324	$(2,136)	$51	$(4,594)	$17,289
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2021	2020
Operating activities
Net income	$2,408	$398
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	931	1,159
Goodwill impairment	—	50
Provision for credit losses	31	1,337
Gain on mortgage and automotive loans, net	(73)	(35)
Other gain on investments, net	(212)	(173)
Loss on extinguishment of debt	126	50
Originations and purchases of loans held-for-sale	(3,136)	(2,241)
Proceeds from sales and repayments of loans held-for-sale	3,186	2,107
Net change in
Deferred income taxes	(558)	122
Interest payable	10	107
Other assets	19	(196)
Other liabilities	419	(29)
Other, net	(68)	(52)
Net cash provided by operating activities	3,083	2,604
Investing activities
Purchases of equity securities	(1,117)	(816)
Proceeds from sales of equity securities	1,280	936
Purchases of available-for-sale securities	(17,211)	(12,013)
Proceeds from sales of available-for-sale securities	4,870	6,350
Proceeds from repayments of available-for-sale securities	8,725	7,846
Purchases of held-to-maturity securities	(201)	—
Proceeds from repayments of held-to-maturity securities	303	306
Purchases of finance receivables and loans held-for-investment	(5,466)	(5,188)
Proceeds from sales of finance receivables and loans initially held-for-investment	376	122
Originations and repayments of finance receivables and loans held-for-investment and other, net	8,669	14,745
Purchases of operating lease assets	(4,231)	(3,226)
Disposals of operating lease assets	2,618	1,946
Net change in nonmarketable equity investments	104	305
Other, net	(294)	(308)
Net cash (used in) provided by investing activities	(1,575)	11,005

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2021	2020
Financing activities
Net change in short-term borrowings	(2,136)	(2,499)
Net increase in deposits	2,398	14,168
Proceeds from issuance of long-term debt	253	3,174
Repayments of long-term debt	(4,812)	(11,887)
Purchases of land and buildings in satisfaction of finance lease liabilities	(391)	—
Repurchases of common stock	(1,400)	(105)
Preferred stock issuance	2,324	—
Trust preferred securities redemption	(2,513)	—
Common stock dividends paid	(237)	(217)
Preferred stock dividends paid	(29)	—
Net cash (used in) provided by financing activities	(6,543)	2,634
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	—	(1)
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,035)	16,242
Cash and cash equivalents and restricted cash at beginning of year	16,574	4,380
Cash and cash equivalents and restricted cash at September 30,	$11,539	$20,622
Supplemental disclosures
Cash paid for
Interest	$1,422	$2,414
Income taxes	1,235	8
Noncash items
Loans held-for-sale transferred to finance receivables and loans held-for-investment	5	74
Additions of property and equipment	46	—
Finance receivables and loans held-for-investment transferred to loans held-for-sale	414	128
In-kind distribution from equity-method investee	—	126
Equity consideration received in exchange for restructured loans	—	5
Decrease in held-to-maturity securities due to the consolidation of a VIE	—	5
Increase in held-for-investment loans and other, net, due to the consolidation of a VIE	—	114
Increase in collateralized borrowings, net, due to the consolidation of a VIE	—	109
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

September 30, ($ in millions)	2021	2020
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$10,915	$19,939
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	624	683
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$11,539	$20,622
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
The Condensed Consolidated Financial Statements at September 30, 2021, and for the three months and nine months ended September 30, 2021, and 2020, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed on February 24, 2021, with the SEC.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2021
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$157	$—	$—	$—	$157
Remarketing fee income	26	—	—	—	—	26
Brokerage commissions and other revenue	—	—	—	—	12	12
Deposit account and other banking fees (d)	—	—	—	—	2	2
Brokered/agent commissions	—	4	—	—	—	4
Other	5	—	—	—	1	6
Total revenue from contracts with customers	31	161	—	—	15	207
All other revenue	30	122	19	16	(3)	184
Total other revenue (e)	$61	$283	$19	$16	$12	$391
2020
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$148	$—	$—	$—	$148
Remarketing fee income	20	—	—	—	—	20
Brokerage commissions and other revenue	—	—	—	—	12	12
Deposit account and other banking fees (d)	—	—	—	—	4	4
Brokered/agent commissions	—	4	—	—	—	4
Other	3	—	—	—	—	3
Total revenue from contracts with customers	23	152	—	—	16	191
All other revenue	38	186	36	9	24	293
Total other revenue (e)	$61	$338	$36	$9	$40	$484
(a)We had opening balances of $3.1 billion and $2.9 billion in unearned revenue associated with outstanding contracts at July 1, 2021, and July 1, 2020, respectively, and $228 million and $218 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended September 30, 2021, and September 30, 2020, respectively.
(b)At September 30, 2021, we had unearned revenue of $3.1 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $218 million during the remainder of 2021, $817 million in 2022, $735 million in 2023, $572 million in 2024, and $731 million thereafter. At September 30, 2020, we had unearned revenue of $3.0 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.9 billion at both July 1, 2021, and September 30, 2021, and recognized $135 million of expense during the three months ended September 30, 2021. We had deferred insurance assets of $1.8 billion at both July 1, 2020, and September 30, 2020, and recognized $125 million of expense during the three months ended September 30, 2020.
(d)Reflects various services fees we charge depositors. Effective May 25, 2021, we eliminated all overdraft fees for Ally Bank deposit accounts.
(e)Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2021
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$470	$—	$—	$—	$470
Remarketing fee income	80	—	—	—	—	80
Brokerage commissions and other revenue	—	—	—	—	45	45
Deposit account and other banking fees (c)	—	—	—	—	13	13
Brokered/agent commissions	—	12	—	—	—	12
Other	17	—	—	—	3	20
Total revenue from contracts with customers	97	482	—	—	61	640
All other revenue	87	524	81	75	87	854
Total other revenue (d)	$184	$1,006	$81	$75	$148	$1,494
2020
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$433	$—	$—	$—	$433
Remarketing fee income	52	—	—	—	—	52
Brokerage commissions and other revenue	—	—	—	—	39	39
Deposit account and other banking fees (c)	—	—	—	—	9	9
Brokered/agent commissions	—	12	—	—	—	12
Other	11	—	—	—	—	11
Total revenue from contracts with customers	63	445	—	—	48	556
All other revenue	85	468	65	28	103	749
Total other revenue (d)	$148	$913	$65	$28	$151	$1,305
(a)We had opening balances of $3.0 billion and $2.9 billion in unearned revenue associated with outstanding contracts at January 1, 2021, and January 1, 2020, respectively, and $681 million and $643 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the nine months ended September 30, 2021, and September 30, 2020.
(b)We had deferred insurance assets of $1.8 billion and $1.9 billion at January 1, 2021, and September 30, 2021, respectively, and recognized $400 million of expense during the nine months ended September 30, 2021. We had deferred insurance assets of $1.7 billion and $1.8 billion at January 1, 2020, and September 30, 2020, respectively, and recognized $371 million of expense during the nine months ended September 30, 2020.
(c)Reflects various services fees we charge depositors. Effective May 25, 2021, we eliminated all overdraft fees for Ally Bank deposit accounts.
(d)Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $86 million and $278 million for the three months and nine months ended September 30, 2021, respectively, and $71 million and $62 million for the three months and nine months ended September 30, 2020, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income.
3.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Gain on nonmarketable equity investments, net	$1	$15	$104	$11
Late charges and other administrative fees	29	28	89	65
Remarketing fees	26	20	80	52
Income from equity-method investments	26	63	71	115
Other, net	40	34	154	88
Total other income, net of losses	$122	$160	$498	$331

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
4.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2021	2020
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$129	$122
Less: Reinsurance recoverable	90	88
Net reserves for insurance losses and loss adjustment expenses at January 1,	39	34
Net insurance losses and loss adjustment expenses incurred related to:
Current year	207	298
Prior years (a)	(1)	3
Total net insurance losses and loss adjustment expenses incurred	206	301
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(174)	(271)
Prior years	(29)	(27)
Total net insurance losses and loss adjustment expenses paid or payable	(203)	(298)
Net reserves for insurance losses and loss adjustment expenses at September 30,	42	37
Plus: Reinsurance recoverable	83	88
Total gross reserves for insurance losses and loss adjustment expenses at September 30,	$125	$125
(a)There have been no material adverse changes to the reserve for prior years.
5.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Insurance commissions	$142	$130	$416	$383
Technology and communications	90	77	249	236
Lease and loan administration	56	57	168	141
Advertising and marketing	57	36	143	112
Property and equipment depreciation	40	34	114	102
Professional services	36	28	97	87
Vehicle remarketing and repossession	19	17	57	51
Charitable contributions (a)	2	2	57	6
Regulatory and licensing fees	19	18	54	76
Occupancy	14	14	47	43
Non-income taxes	8	9	23	23
Amortization of intangible assets	5	4	14	14
Other	56	52	145	149
Total other operating expenses	$544	$478	$1,584	$1,423
(a)Includes contributions made to the Ally Charitable Foundation.

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

	September 30, 2021				December 31, 2020
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,759	$3	$(19)	$1,743	$783	$20	$—	$803
U.S. States and political subdivisions	839	25	(6)	858	1,046	50	(1)	1,095
Foreign government	159	4	(2)	161	167	9	—	176
Agency mortgage-backed residential	19,579	306	(179)	19,706	18,053	538	(3)	18,588
Mortgage-backed residential	3,463	23	(7)	3,479	2,595	49	(4)	2,640
Agency mortgage-backed commercial	4,767	90	(121)	4,736	4,063	139	(13)	4,189
Asset-backed	544	3	—	547	420	5	—	425
Corporate debt	1,862	43	(13)	1,892	1,809	105	—	1,914
Total available-for-sale securities (a) (b) (c) (d) (e)	$32,972	$497	$(347)	$33,122	$28,936	$915	$(21)	$29,830
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,150	$55	$(12)	$1,193	$1,253	$79	$(1)	$1,331
Total held-to-maturity securities (e) (f)	$1,150	$55	$(12)	$1,193	$1,253	$79	$(1)	$1,331
(a)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $13 million at both September 30, 2021, and December 31, 2020.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 18 for additional information.
(c)Available-for-sale securities with a fair value of $258 million and $145 million at September 30, 2021, and December 31, 2020, respectively, were pledged for purposes as required by contractual obligation or law. Under these agreements, we granted the counterparty the right to sell or pledge the underlying investment securities.
(d)Totals do not include accrued interest receivable, which was $82 million and $90 million at September 30, 2021, and December 31, 2020, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(e)There was no allowance for credit losses recorded at September 30, 2021, or December 31, 2020, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(f)Totals do not include accrued interest receivable, which was $2 million and $3 million at September 30, 2021, and December 31, 2020, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2021
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$1,743	1.1%	$291	0.8%	$180	1.0%	$1,272	1.2%	$—	—%
U.S. States and political subdivisions	858	3.1	33	2.5	74	2.7	134	3.3	617	3.1
Foreign government	161	1.8	2	0.8	97	1.9	62	1.8	—	—
Agency mortgage-backed residential	19,706	2.5	—	—	—	—	28	2.0	19,678	2.5
Mortgage-backed residential	3,479	2.6	—	—	—	—	25	2.9	3,454	2.6
Agency mortgage-backed commercial	4,736	1.9	—	—	26	2.4	1,751	2.3	2,959	1.7
Asset-backed	547	2.0	—	—	308	2.4	230	1.4	9	3.3
Corporate debt	1,892	2.3	89	3.0	765	2.3	1,029	2.3	9	2.3
Total available-for-sale securities	$33,122	2.4	$415	1.4	$1,450	2.1	$4,531	2.0	$26,726	2.5
Amortized cost of available-for-sale securities	$32,972		$413		$1,420		$4,466		$26,673
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,150	2.8%	$—	—%	$—	—%	$—	—%	$1,150	2.8%
Total held-to-maturity securities	$1,150	2.8	$—	—	$—	—	$—	—	$1,150	2.8
December 31, 2020
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$803	1.2%	$13	0.1%	$708	1.1%	$82	1.7%	$—	—%
U.S. States and political subdivisions	1,095	3.0	49	1.4	103	2.3	228	2.7	715	3.3
Foreign government	176	2.1	9	1.7	86	2.3	81	1.9	—	—
Agency mortgage-backed residential	18,588	3.1	—	—	—	—	37	2.0	18,551	3.1
Mortgage-backed residential	2,640	3.1	—	—	—	—	36	2.9	2,604	3.1
Agency mortgage-backed commercial	4,189	1.9	—	—	—	—	1,628	2.3	2,561	1.7
Asset-backed	425	2.9	—	—	349	3.0	49	1.8	27	3.1
Corporate debt	1,914	2.7	155	2.7	625	2.9	1,077	2.6	57	2.1
Total available-for-sale securities	$29,830	2.8	$226	2.3	$1,871	2.2	$3,218	2.4	$24,515	3.0
Amortized cost of available-for-sale securities	$28,936		$224		$1,808		$3,022		$23,882
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,253	3.0%	$—	—%	$—	—%	$—	—%	$1,253	3.0%
Total held-to-maturity securities	$1,253	3.0	$—	—	$—	—	$—	—	$1,253	3.0
(a)Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.
The balances of cash equivalents were $151 million and $25 million at September 30, 2021, and December 31, 2020, respectively, and were composed primarily of money-market funds and short-term securities, including U.S. Treasury bills.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents interest and dividends on investment securities.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Taxable interest	$139	$154	$384	$536
Taxable dividends	7	4	19	14
Interest and dividends exempt from U.S. federal income tax	4	4	14	12
Interest and dividends on investment securities	$150	$162	$417	$562
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Available-for-sale securities
Gross realized gains	$44	$45	$82	$169
Gross realized losses (a)	—	(2)	—	(2)
Net realized gains on available-for-sale securities	44	43	82	167
Net realized gain on equity securities	45	7	159	88
Net unrealized (loss) gain on equity securities	(65)	14	(29)	(82)
Other gain on investments, net	$24	$64	$212	$173
(a)Certain available-for-sale securities were sold at a loss during the three months and nine months ended September 30, 2020, as a result of identifiable market or credit events, or a loss was realized based on corporate actions outside of our control (such as a call by the issuer). Any such sales were made in accordance with our risk-management policies and practices.
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of September 30, 2021, and December 31, 2020. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch. They represent a composite of the ratings or, where credit ratings cannot be sourced from the agencies, are presented based on the asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of September 30, 2021, and December 31, 2020. We have not recorded any interest income reversals on our held-to-maturity securities during the nine months ended September 30, 2021, or 2020.

	September 30, 2021		December 31, 2020
($ in millions)	AA	Total (a)	AA	Total (a)
Debt securities
Agency mortgage-backed residential	$1,150	$1,150	$1,253	$1,253
Total held-to-maturity securities	$1,150	$1,150	$1,253	$1,253
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K. As of September 30, 2021, and December 31, 2020, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. We have not recorded any interest income reversals on our available-for-sale securities during the nine months ended September 30, 2021, or 2020.

	September 30, 2021				December 31, 2020
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,349	$(19)	$—	$—	$3	$—	$—	$—
U.S. States and political subdivisions	264	(6)	11	—	83	(1)	—	—
Foreign government	60	(2)	4	—	7	—	—	—
Agency mortgage-backed residential	9,619	(178)	48	(1)	1,225	(3)	—	—
Mortgage-backed residential	1,344	(7)	17	—	316	(4)	—	—
Agency mortgage-backed commercial	2,955	(112)	125	(9)	926	(13)	—	—
Asset-backed	139	—	—	—	11	—	—	—
Corporate debt	718	(11)	29	(2)	59	—	5	—
Total available-for-sale securities	$16,448	$(335)	$234	$(12)	$2,630	$(21)	$5	$—
During the three months and nine months ended September 30, 2021, and 2020, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at September 30, 2021, or December 31, 2020.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
7.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	September 30, 2021	December 31, 2020
Consumer automotive (a)	$77,761	$73,668
Consumer mortgage
Mortgage Finance (b)	16,059	14,632
Mortgage — Legacy (c)	396	495
Total consumer mortgage	16,455	15,127
Consumer other (d)	836	407
Total consumer	95,052	89,202
Commercial
Commercial and industrial
Automotive	8,772	19,082
Other	5,859	5,242
Commercial real estate	4,788	5,008
Total commercial	19,419	29,332
Total finance receivables and loans (e) (f)	$114,471	$118,534
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $6 million and $8 million at September 30, 2021, and December 31, 2020, respectively. All of these loans have exited the interest-only period.
(c)Includes loans originated as interest-only mortgage loans of $23 million and $30 million at September 30, 2021, and December 31, 2020, respectively, of which 98% have exited the interest-only period.
(d)Includes $8 million of finance receivables at both September 30, 2021, and December 31, 2020, for which we have elected the fair value option.
(e)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.3 billion and $2.0 billion at September 30, 2021, and December 31, 2020, respectively.
(f)Totals do not include accrued interest receivable, which was $487 million and $587 million at September 30, 2021, and December 31, 2020, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and nine months ended September 30, 2021.

Three months ended September 30, 2021 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at July 1, 2021	$2,802	$24	$72	$228	$3,126
Charge-offs (b)	(211)	(2)	(5)	—	(218)
Recoveries	160	4	—	—	164
Net charge-offs	(51)	2	(5)	—	(54)
Provision for credit losses	59	(1)	19	(1)	76
Allowance at September 30, 2021	$2,810	$25	$86	$227	$3,148
(a)Excludes $8 million of finance receivables at both July 1, 2021, and September 30, 2021, for which we have elected the fair value option and incorporate no allowance for loan losses.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for information regarding our charge-off policies.

Nine months ended September 30, 2021 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2021	$2,902	$33	$73	$275	$3,283
Charge-offs (b)	(678)	(6)	(18)	(21)	(723)
Recoveries	535	10	1	11	557
Net charge-offs	(143)	4	(17)	(10)	(166)
Provision for credit losses	51	(12)	30	(38)	31
Allowance at September 30, 2021	$2,810	$25	$86	$227	$3,148
(a)Excludes $8 million of finance receivables at both September 30, 2021, and December 31, 2020, for which we have elected the fair value option and incorporate no allowance for loan losses.
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
(a)Excludes $8 million of finance receivables at both July 1, 2020, and September 30, 2020, for which we have elected the fair value option and incorporate no allowance for loan losses.
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
(a)Excludes $8 million and $11 million of finance receivables at September 30, 2020, and December 31, 2019, respectively, for which we have elected the fair value option and incorporate no allowance for loan losses.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for information regarding our charge-off policies.
The following table presents information about significant sales of finance receivables and loans and transfers of finance receivables and loans from held for investment to held for sale based on net carrying value.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Consumer mortgage	$—	$128	$413	$128
Total sales and transfers	$—	$128	$413	$128
The following table presents information about significant purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Consumer automotive	$709	$925	$2,013	$1,920
Consumer mortgage	1,191	659	3,123	3,013
Commercial	3	3	3	4
Total purchases of finance receivables and loans	$1,903	$1,587	$5,139	$4,937

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Nonaccrual Loans
The following tables present the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of September 30, 2021, and December 31, 2020.

			September 30, 2021
($ in millions)	Nonaccrual status at Jan. 1, 2021	Nonaccrual status at Jul. 1, 2021	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,256	$1,033	$1,015	$432
Consumer mortgage
Mortgage Finance	67	49	45	27
Mortgage — Legacy	35	27	24	22
Total consumer mortgage	102	76	69	49
Consumer other	3	2	3	—
Total consumer	1,361	1,111	1,087	481
Commercial
Commercial and industrial
Automotive	40	33	32	3
Other	116	133	163	62
Commercial real estate	5	6	3	3
Total commercial	161	172	198	68
Total finance receivables and loans	$1,522	$1,283	$1,285	$549
(a)Represents a component of nonaccrual status at end of period.

			December 31, 2020
($ in millions)	Nonaccrual status at Jan. 1, 2020	Nonaccrual status at Jul. 1, 2020	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$762	$1,250	$1,256	$604
Consumer mortgage
Mortgage Finance	17	27	67	18
Mortgage — Legacy	40	36	35	28
Total consumer mortgage	57	63	102	46
Consumer other	2	1	3	—
Total consumer	821	1,314	1,361	650
Commercial
Commercial and industrial
Automotive	73	80	40	10
Other	138	132	116	41
Commercial real estate	4	6	5	5
Total commercial	215	218	161	56
Total finance receivables and loans	$1,036	$1,532	$1,522	$706
(a)Represents a component of nonaccrual status at end of period.
We recorded interest income from cash payments associated with finance receivables and loans in nonaccrual status of $2 million and $7 million for the three months and nine months ended September 30, 2021, respectively, compared to $2 million and $8 million for the three months and nine months ended September 30, 2020, respectively.
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
The following tables present the amortized cost basis of our consumer finance receivables and loans by credit quality indicator based on delinquency status at September 30, 2021, and origination year.

	Origination year							Revolving loans converted to term
September 30, 2021 ($ in millions)	2021	2020	2019	2018	2017	2016 and prior	Revolving loans		Total
Consumer automotive
Current	$28,365	$19,572	$13,244	$7,877	$4,172	$2,538	$—	$—	$75,768
30–59 days past due	224	325	335	238	152	122	—	—	1,396
60–89 days past due	50	93	102	68	41	32	—	—	386
90 or more days past due	17	40	54	40	29	31	—	—	211
Total consumer automotive	28,656	20,030	13,735	8,223	4,394	2,723	—	—	77,761
Consumer mortgage
Mortgage Finance
Current	7,542	2,485	1,151	862	1,192	2,649	—	—	15,881
30–59 days past due	78	4	10	18	12	23	—	—	145
60–89 days past due	1	—	—	—	1	3	—	—	5
90 or more days past due	—	—	4	8	2	14	—	—	28
Total Mortgage Finance	7,621	2,489	1,165	888	1,207	2,689	—	—	16,059
Mortgage — Legacy
Current	—	—	—	—	—	86	252	26	364
30–59 days past due	—	—	—	—	—	5	4	2	11
60–89 days past due	—	—	—	—	—	2	—	—	2
90 or more days past due	—	—	—	—	—	14	4	1	19
Total Mortgage — Legacy	—	—	—	—	—	107	260	29	396
Total consumer mortgage	7,621	2,489	1,165	888	1,207	2,796	260	29	16,455
Consumer other
Current	613	168	24	6	2	—	—	—	813
30–59 days past due	5	2	—	—	—	—	—	—	7
60–89 days past due	4	1	—	—	—	—	—	—	5
90 or more days past due	2	1	—	—	—	—	—	—	3
Total consumer other (a)	624	172	24	6	2	—	—	—	828
Total consumer	$36,901	$22,691	$14,924	$9,117	$5,603	$5,519	$260	$29	$95,044
(a)Excludes $8 million of finance receivables at September 30, 2021, for which we have elected the fair value option.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2020 ($ in millions)	2020	2019	2018	2017	2016	2015 and prior	Revolving loans		Total
Consumer automotive
Current	$27,255	$19,204	$12,129	$7,060	$3,678	$1,766	$—	$—	$71,092
30–59 days past due	281	466	376	264	174	97	—	—	1,658
60–89 days past due	66	165	129	88	55	32	—	—	535
90 or more days past due	32	108	96	71	46	30	—	—	383
Total consumer automotive	27,634	19,943	12,730	7,483	3,953	1,925	—	—	73,668
Consumer mortgage
Mortgage Finance
Current	3,432	2,410	1,744	2,254	1,177	3,492	—	—	14,509
30–59 days past due	10	9	10	11	7	16	—	—	63
60–89 days past due	1	1	3	2	1	3	—	—	11
90 or more days past due	1	5	8	10	4	21	—	—	49
Total Mortgage Finance	3,444	2,425	1,765	2,277	1,189	3,532	—	—	14,632
Mortgage — Legacy
Current	—	—	—	—	—	121	303	36	460
30–59 days past due	—	—	—	—	—	4	2	—	6
60–89 days past due	—	—	—	—	—	2	—	—	2
90 or more days past due	—	—	—	—	—	20	5	2	27
Total Mortgage — Legacy	—	—	—	—	—	147	310	38	495
Total consumer mortgage	3,444	2,425	1,765	2,277	1,189	3,679	310	38	15,127
Consumer other
Current	306	53	13	4	1	—	—	—	377
30–59 days past due	9	3	1	—	—	—	—	—	13
60–89 days past due	4	1	—	1	—	—	—	—	6
90 or more days past due	2	1	—	—	—	—	—	—	3
Total consumer other (a)	321	58	14	5	1	—	—	—	399
Total consumer	$31,399	$22,426	$14,509	$9,765	$5,143	$5,604	$310	$38	$89,194
(a)Excludes $8 million of finance receivables at December 31, 2020, for which we have elected the fair value option.
We evaluate the credit quality of our commercial loan portfolio using regulatory risk ratings, which are based on relevant information about the borrower’s financial condition, including current financial information, historical payment experience, credit documentation, and current economic trends, among other factors. We use the following definitions for risk rankings below Pass.
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

	Origination year							Revolving loans converted to term
September 30, 2021 ($ in millions)	2021	2020	2019	2018	2017	2016 and prior	Revolving loans		Total
Commercial and industrial
Automotive
Pass	$278	$247	$182	$49	$32	$64	$7,232	$—	$8,084
Special mention	9	4	17	26	33	29	525	—	643
Substandard	—	1	—	1	—	—	43	—	45
Total automotive	287	252	199	76	65	93	7,800	—	8,772
Other
Pass	519	468	489	125	138	155	2,948	96	4,938
Special mention	—	75	114	21	21	138	115	15	499
Substandard	—	24	96	—	139	90	10	25	384
Doubtful	—	7	—	—	—	27	4	—	38
Total other	519	574	699	146	298	410	3,077	136	5,859
Commercial real estate
Pass	784	1,153	837	698	398	721	3	5	4,599
Special mention	6	5	118	7	19	24	—	—	179
Substandard	—	—	—	—	—	10	—	—	10
Total commercial real estate	790	1,158	955	705	417	755	3	5	4,788
Total commercial	$1,596	$1,984	$1,853	$927	$780	$1,258	$10,880	$141	$19,419

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2020 ($ in millions)	2020	2019	2018	2017	2016	2015 and prior	Revolving loans		Total
Commercial and industrial
Automotive
Pass	$869	$220	$58	$91	$76	$34	$15,433	$—	$16,781
Special mention	48	23	59	52	9	18	2,013	—	2,222
Substandard	3	2	—	—	1	—	72	—	78
Doubtful	—	—	—	—	—	—	1	—	1
Total automotive	920	245	117	143	86	52	17,519	—	19,082
Other
Pass	536	622	244	210	81	69	2,142	76	3,980
Special mention	76	169	123	190	102	115	123	43	941
Substandard	33	26	—	108	—	77	21	20	285
Doubtful	—	—	—	6	—	27	2	1	36
Total other	645	817	367	514	183	288	2,288	140	5,242
Commercial real estate
Pass	1,108	928	799	580	651	512	—	2	4,580
Special mention	38	132	116	32	49	43	—	—	410
Substandard	—	—	—	3	6	7	—	—	16
Doubtful	—	—	—	—	2	—	—	—	2
Total commercial real estate	1,146	1,060	915	615	708	562	—	2	5,008
Total commercial	$2,711	$2,122	$1,399	$1,272	$977	$902	$19,807	$142	$29,332
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
September 30, 2021
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$8,772	$8,772
Other	—	—	—	—	5,859	5,859
Commercial real estate	—	—	—	—	4,788	4,788
Total commercial	$—	$—	$—	$—	$19,419	$19,419
December 31, 2020
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$19,082	$19,082
Other	—	—	—	—	5,242	5,242
Commercial real estate	—	—	2	2	5,006	5,008
Total commercial	$—	$—	$2	$2	$29,330	$29,332
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For consumer automotive loans, we may offer several types of assistance to aid our customers, including payment extensions and rewrites of the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at amortized cost were $2.4 billion and $2.2 billion at September 30, 2021, and December 31, 2020, respectively.

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
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $24 million and $14 million at September 30, 2021, and December 31, 2020, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for additional information.
The following tables present information related to finance receivables and loans recorded at amortized cost modified in connection with a TDR during the period.

	2021			2020
Three months ended September 30, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive	19,907	$347	$338	30,794	$540	$525
Consumer mortgage
Mortgage Finance	18	11	10	2	—	—
Mortgage — Legacy	8	1	1	12	1	1
Total consumer mortgage	26	12	11	14	1	1
Total consumer	19,933	359	349	30,808	541	526
Commercial and industrial
Automotive	—	—	—	2	7	7
Other	—	—	—	2	58	54
Total commercial	—	—	—	4	65	61
Total finance receivables and loans	19,933	$359	$349	30,812	$606	$587

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	2021			2020
Nine months ended September 30, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive	60,167	$1,090	$1,071	74,887	$1,203	$1,140
Consumer mortgage
Mortgage Finance	33	19	19	31	15	15
Mortgage — Legacy	12	2	2	67	8	8
Total consumer mortgage	45	21	21	98	23	23
Total consumer	60,212	1,111	1,092	74,985	1,226	1,163
Commercial and industrial
Automotive	1	1	1	5	45	40
Other	1	33	33	3	81	61
Commercial real estate	1	3	3	—	—	—
Total commercial	3	37	37	8	126	101
Total finance receivables and loans	60,215	$1,148	$1,129	74,993	$1,352	$1,264
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

	2021			2020
Three months ended September 30, ($ in millions)	Number of loans	Amortized cost	Charge-off amount	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	2,374	$31	$15	5,195	$52	$37
Total consumer finance receivables and loans	2,374	$31	$15	5,195	$52	$37

	2021			2020
Nine months ended September 30, ($ in millions)	Number of loans	Amortized cost	Charge-off amount	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	6,939	$86	$46	7,478	$76	$54
Consumer mortgage
Mortgage Finance	1	—	—	—	—	—
Mortgage — Legacy	4	—	—	—	—	—
Total consumer finance receivables and loans	6,944	$86	$46	7,478	$76	$54
8.    Leasing
Ally as the Lessee
We have operating leases for our corporate facilities, which have remaining lease terms of 3 months to 11 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend the leases for periods that range from 1 to 15 years. Some of those lease agreements also include options to terminate the leases in periods that range from approximately 5 to 6 years after the commencement of the leases. We have not included any of these term extensions or termination provisions in our estimates of the lease term, as we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.
During the three months and nine months ended September 30, 2021, we paid $10 million and $39 million, respectively, in cash for amounts included in the measurement of lease liabilities at September 30, 2021, compared to $12 million and $37 million for the three months and nine months ended September 30, 2020, in cash for amounts included in the measurement of lease liabilities at September 30, 2020. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the nine months ended September 30, 2021, and September 30, 2020, we obtained $352 million and $58 million, respectively, of ROU assets in

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
exchange for new lease liabilities. For the nine months ended September 30, 2021, this balance included a new corporate facility in Charlotte, North Carolina, which we executed a purchase agreement on in July 2021, and reclassified the ROU asset to property and equipment and satisfied the finance lease liability. As of September 30, 2021, the weighted-average remaining lease term of our operating lease portfolio was 7 years, and the weighted-average discount rate was 2.03%, compared to 7 years and 2.21% as of December 31, 2020.
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of September 30, 2021, and that have noncancelable lease terms expiring after September 30, 2021.

($ in millions)
2021	$11
2022	38
2023	28
2024	23
2025	21
2026 and thereafter	66
Total undiscounted cash flows	187
Difference between undiscounted cash flows and discounted cash flows	(12)
Total lease liability	$175
In March 2021, we commenced the lease for a new corporate facility in Charlotte, North Carolina, which included an underlying purchase option. We provided notice of our intent to exercise the purchase option in April 2021, and executed on the purchase agreement in July 2021. Additionally, we agreed to lease a portion of this corporate facility in exchange for $13 million in future lease payments over a ten year lease term.
The following table details the components of total net operating lease expense.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Operating lease expense	$10	$11	$36	$35
Variable lease expense	2	2	6	6
Total lease expense, net (a)	$12	$13	$42	$41
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
When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of September 30,

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
2021, and December 31, 2020, consumer operating leases with a carrying value, net of accumulated depreciation, of $211 million and $352 million, respectively, were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.
The following table details our investment in operating leases.

($ in millions)	September 30, 2021	December 31, 2020
Vehicles	$12,445	$11,182
Accumulated depreciation	(1,476)	(1,543)
Investment in operating leases, net	$10,969	$9,639
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after September 30, 2021.

($ in millions)
2021	$430
2022	1,461
2023	1,027
2024	396
2025	72
2026 and thereafter	5
Total lease payments from operating leases	$3,391
We recognized operating lease revenue of $393 million and $1.1 billion for the three months and nine months ended September 30, 2021, respectively, and $360 million and $1.1 billion for the three months and nine months ended September 30, 2020. Depreciation expense on operating lease assets includes net remarketing gains and losses recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$225	$246	$662	$737
Remarketing gains, net	(86)	(71)	(278)	(62)
Net depreciation expense on operating lease assets	$139	$175	$384	$675
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $3 million and $13 million during the three months and nine months ended September 30, 2021, respectively, and $6 million and $18 million during the three months and nine months ended September 30, 2020.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet was $488 million and $450 million as of September 30, 2021, and December 31, 2020, respectively. This includes lease payment receivables of $475 million and $437 million at September 30, 2021, and December 31, 2020, respectively, and unguaranteed residual assets of $13 million at both September 30, 2021, and December 31, 2020. Interest income on finance lease receivables was $7 million and $20 million for the three months and nine months ended September 30, 2021, respectively, and $5 million and $11 million for the three months and nine months ended September 30, 2020, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after September 30, 2021.

($ in millions)
2021	$45
2022	158
2023	129
2024	106
2025	51
2026 and thereafter	37
Total undiscounted cash flows	526
Difference between undiscounted cash flows and discounted cash flows	(475)
Present value of lease payments recorded as lease receivable	$51
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
There were no sales of financial assets into nonconsolidated VIEs for both the three months and nine months ended September 30, 2021, and September 30, 2020.
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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
September 30, 2021
On-balance sheet variable interest entities
Consumer automotive	$19,580	(b)	$1,563	(c)
Off-balance sheet variable interest entities
Commercial other	1,688	(d)	733	(e)	—	2,234	(f)
Total	$21,268		$2,296		$—	$2,234
December 31, 2020
On-balance sheet variable interest entities
Consumer automotive	$17,833	(b)	$3,103	(c)
Commercial automotive	6,276		1,152
Off-balance sheet variable interest entities
Commercial other	1,295	(d)	529	(e)	—	1,754	(f)
Total	$25,404		$4,784		$—	$1,754
(a)Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.
(b)Includes $11.1 billion and $9.9 billion of assets that were not encumbered by VIE beneficial interests held by third parties at September 30, 2021, and December 31, 2020, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $124 million and $94 million of liabilities that were not obligations to third-party beneficial interest holders at September 30, 2021, and December 31, 2020, respectively.
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
Cash Flows with Off-Balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive assets (for example, servicing) that were outstanding during the nine months ended September 30, 2021, and 2020. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

	Nine months ended September 30,
($ in millions)	2021	2020
Consumer automotive
Cash flows received on retained interests in securitization entities	$—	$11
Servicing fees	—	3
Cash disbursements for repurchases during the period	—	(2)
Total	$—	$12
Delinquencies and Net Credit Losses
We did not have any off-balance sheet securitizations or whole-loan sales where we had continuing involvement at September 30, 2021, or December 31, 2020. During the nine months ended September 30, 2020, we recognized $1 million of net credit losses from off-balance sheet securitizations where we have continuing involvement.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
10.    Other Assets
The components of other assets were as follows.

($ in millions)	September 30, 2021	December 31, 2020
Property and equipment at cost (a)	$2,075	$1,541
Accumulated depreciation	(917)	(815)
Net property and equipment	1,158	726
Investment in qualified affordable housing projects	1,341	1,095
Nonmarketable equity investments (b) (c)	931	915
Net deferred tax assets	852	94
Accrued interest, fees, and rent receivables	580	704
Restricted cash held for securitization trusts (d)	567	875
Equity-method investments (e)	402	320
Goodwill	343	343
Other accounts receivable	158	166
Operating lease right-of-use assets	148	162
Restricted cash and cash equivalents (f)	57	78
Net intangible assets (g)	37	50
Fair value of derivative contracts in receivable position (h)	9	17
Other assets	869	870
Total other assets	$7,452	$6,415
(a)Balance includes a new corporate facility purchased during the three months ended September 30, 2021. Refer to Note 8 for additional information.
(b)Includes investments in FHLB stock of $224 million and $276 million at September 30, 2021, and December 31, 2020, respectively; FRB stock of $449 million at both September 30, 2021, and December 31, 2020; and equity securities without a readily determinable fair value of $258 million and $189 million at September 30, 2021, and December 31, 2020, respectively, measured at cost with adjustments for impairment and observable changes in price.
(c)During the three months and nine months ended September 30, 2021, we recorded $1 million and $83 million of upward adjustments related to equity securities without a readily determinable fair value still held at September 30, 2021, respectively, driven primarily by an investment in one entity for which there was a subsequent funding round at a higher valuation during the nine months ended September 30, 2021, resulting in an observable price change. During the nine months ended September 30, 2021, we recorded $1 million of impairments and downward adjustments related to equity securities without a readily determinable fair value still held at September 30, 2021, respectively. Securities held in our portfolio of equity securities without a readily determinable fair value as of September 30, 2021, include cumulative upward adjustments of $178 million and impairments and downward adjustments of $12 million through September 30, 2021.
(d)Includes restricted cash collected from customer payments on securitized receivables, which are distributed by us to investors as payments on the related secured debt, and cash reserve deposits utilized as a form of credit enhancement for various securitization transactions.
(e)Primarily relates to investments made in connection with our CRA program.
(f)Primarily represents a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements.
(g)Includes gross intangible assets of $109 million at both September 30, 2021, and December 31, 2020, and accumulated amortization of $72 million and $59 million at September 30, 2021, and December 31, 2020, respectively.
(h)For additional information on derivative instruments and hedging activities, refer to Note 18.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2020	$20	$27	$296	$343
Impairment losses	—	—	—	—
Goodwill at September 30, 2021	$20	$27	$296	$343
(a)Includes $153 million of goodwill associated with Ally Lending at both September 30, 2021, and December 31, 2020, and $143 million of goodwill associated with Ally Invest at both September 30, 2021, and December 31, 2020.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
11.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	September 30, 2021	December 31, 2020
Noninterest-bearing deposits	$167	$128
Interest-bearing deposits
Savings, money market, and checking accounts	98,035	83,698
Certificates of deposit	41,242	53,210
Total deposit liabilities	$139,444	$137,036
At September 30, 2021, and December 31, 2020, certificates of deposit included $21.7 billion and $25.8 billion, respectively, of those in denominations of $100 thousand or more. At September 30, 2021, and December 31, 2020, certificates of deposit included $7.3 billion and $8.6 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.
12.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	September 30, 2021			December 31, 2020
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes (b)	$—	$—	$—	$2,136	$—	$2,136
Total short-term borrowings	$—	$—	$—	$2,136	$—	$2,136
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
(b)On March 1, 2021, we terminated the offering of our demand notes program, and redeemed in full all outstanding demand notes.
Long-Term Debt
The following table presents the composition of our long-term debt portfolio.

	September 30, 2021			December 31, 2020
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$1,000	$4,428	$5,428	$647	$4,438	$5,085
Due after one year	7,855	1,663	9,518	11,367	5,554	16,921
Total long-term debt (b) (c)	$8,855	$6,091	$14,946	$12,014	$9,992	$22,006
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 18 for additional information.
(b)Includes $188 million and $2.6 billion of trust preferred securities at September 30, 2021, and December 31, 2020, respectively.
(c)Includes advances, net of hedge basis adjustments, from the FHLB of Pittsburgh of $4.6 billion and $5.8 billion at September 30, 2021, and December 31, 2020, respectively.
The following table presents the scheduled remaining maturity of long-term debt at September 30, 2021, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2021	2022	2023	2024	2025	2026 and thereafter	Total
Unsecured
Long-term debt	$209	$1,083	$2,086	$1,479	$2,357	$2,571	$9,785
Original issue discount	(20)	(51)	(57)	(64)	(69)	(669)	(930)
Total unsecured	189	1,032	2,029	1,415	2,288	1,902	8,855
Secured
Long-term debt	643	4,791	591	32	24	10	6,091
Total long-term debt	$832	$5,823	$2,620	$1,447	$2,312	$1,912	$14,946

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following summarizes assets restricted as collateral for the payment of the related debt obligation, primarily arising from securitization transactions accounted for as secured borrowings.

	September 30, 2021		December 31, 2020
($ in millions)	Total (a)	Ally Bank	Total (a)	Ally Bank
Consumer mortgage finance receivables	$16,378	$16,378	$14,979	$14,979
Consumer automotive finance receivables	10,389	10,276	9,953	9,510
Commercial finance receivables	10	10	10,866	10,866
Total assets restricted as collateral (b) (c)	$26,777	$26,664	$35,798	$35,355
Secured debt	$6,091	$6,008	$9,992	$9,634
(a)Ally Bank is a component of the total column.
(b)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $16.4 billion and $20.0 billion at September 30, 2021, and December 31, 2020, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $2.4 billion at both September 30, 2021, and December 31, 2020. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(c)Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 10 for additional information.
Trust Preferred Securities
We had approximately $191 million and $2.6 billion in aggregate liquidation preference of Series 2 TRUPS outstanding at September 30, 2021, and December 31, 2020, respectively. Each Series 2 TRUPS security has a liquidation amount of $25. Distributions are cumulative and are payable until redemption at the applicable coupon rate. Distributions are payable at an annual rate equal to three-month LIBOR plus 5.785% payable quarterly in arrears. Ally has the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS have no stated maturity date, but must be redeemed upon the redemption or maturity of the related debentures (Debentures), which mature on February 15, 2040. Ally at any time may redeem, in part or in whole, the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS are generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remain outstanding but in which distributions on the Series 2 TRUPS have not been fully paid, none of Ally or its subsidiaries will be permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case. The Series 2 TRUPS were issued prior to October 4, 2010, under the Emergency Economic Stabilization Act of 2008 and are not subject to phase-out from additional Tier 1 capital into Tier 2 capital.
On April 22, 2021, we issued $1.35 billion of preferred stock, Series B, and used the proceeds to redeem $1.4 billion, or 56,000,000 shares of the Series 2 TRUPS outstanding, effective May 24, 2021. On June 2, 2021, we issued $1.0 billion of preferred stock, Series C, and used the proceeds to redeem an additional $1.04 billion, or 41,600,000 shares of the Series 2 TRUPS outstanding, effective July 2, 2021. On September 15, 2021, we announced our intent to redeem the remaining $191 million or 7,650,000 shares of the Series 2 TRUPS outstanding. The redemption was effectuated on October 15, 2021.
Funding Facilities
We utilize both committed secured credit facilities and other collateralized funding vehicles. The debt outstanding under our various funding facilities is included on our Condensed Consolidated Balance Sheet.
The total capacity in our credit facilities is provided by banks through private transactions. The facilities can be revolving in nature, generally having an original tenor ranging from 364 days to two years, and allow for additional funding during the commitment period, or they can be amortizing and not allow for any further funding after the commitment period. At September 30, 2021, all of our $75 million of capacity was revolving with a remaining tenor greater than 364 days.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Committed Secured Credit Facilities

	Outstanding		Unused capacity (a)		Total capacity
($ in millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Parent funding
Secured	$—	$—	$75	$560	$75	$560
Total committed secured credit facilities	$—	$—	$75	$560	$75	$560
(a)Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.
13.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	September 30, 2021	December 31, 2020
Accounts payable	$1,296	$602
Unfunded commitments for investment in qualified affordable housing projects	729	525
Employee compensation and benefits	450	316
Operating lease liabilities	175	187
Deferred revenue	169	104
Reserves for insurance losses and loss adjustment expenses	125	129
Fair value of derivative contracts in payable position (a)	61	33
Net deferred tax liabilities	13	92
Cash collateral received from counterparties	8	6
Other liabilities	520	440
Total accrued expenses and other liabilities	$3,546	$2,434
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

September 30, 2021
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
15.    Accumulated Other Comprehensive Income
The following tables present changes, net of tax, in each component of accumulated other comprehensive income.

	Three months ended September 30,
($ in millions)	Unrealized gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income
Balance at July 1, 2020	$783	$19	$116	$(103)	$815
Net change	(103)	(1)	(16)	—	(120)
Balance at September 30, 2020	$680	$18	$100	$(103)	$695
Balance at July 1, 2021	$259	$20	$48	$(111)	$216
Net change	(157)	—	(9)	1	(165)
Balance at September 30, 2021	$102	$20	$39	$(110)	$51
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.
(b)For additional information on derivative instruments and hedging activities, refer to Note 18.

	Nine months ended September 30,
($ in millions)	Unrealized gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income
Balance at January 1, 2020	$208	$19	$2	$(106)	$123
Net change	472	(1)	98	3	572
Balance at September 30, 2020	$680	$18	$100	$(103)	$695
Balance at January 1, 2021	$640	$19	$82	$(110)	$631
Net change	(538)	1	(43)	—	(580)
Balance at September 30, 2021	$102	$20	$39	$(110)	$51
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.
(b)For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive income.

Three months ended September 30, 2021 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(161)		$38		$(123)
Less: Net realized gains reclassified to income from continuing operations	44	(a)	(10)	(b)	34
Net change	(205)		48		(157)
Translation adjustments
Net unrealized losses arising during the period	(4)		1		(3)
Net investment hedges (c)
Net unrealized gains arising during the period	4		(1)		3
Cash flow hedges (c)
Less: Net realized gains reclassified to income from continuing operations	12	(d)	(3)	(b)	9
Defined benefit pension plans
Less: Net realized losses reclassified to income from continuing operations	(1)		—	(b)	(1)
Other comprehensive loss	$(216)		$51		$(165)
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
(c)For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2021 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(621)		$147		$(474)
Less: Net realized gains reclassified to income from continuing operations	82	(a)	(18)	(b)	64
Net change	(703)		165		(538)
Translation adjustments
Net unrealized gains arising during the period	1		—		1
Net investment hedges (c)
Net unrealized losses arising during the period	(1)		1		—
Cash flow hedges (c)
Less: Net realized gains reclassified to income from continuing operations	55	(d)	(12)	(b)	43
Defined benefit pension plans
Net unrealized losses arising during the period	(2)		1		(1)
Less: Net realized losses reclassified to income from continuing operations	(1)		—	(b)	(1)
Net change	(1)		1		—
Other comprehensive loss	$(759)		$179		$(580)
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
16.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands) (a)	2021	2020	2021	2020
Net income from continuing operations	$712	$476	$2,407	$399
Preferred stock dividends — Series B	(20)	—	(20)	—
Preferred stock dividends — Series C	(9)	—	(9)	—
Net income from continuing operations attributable to common stockholders	$683	$476	$2,378	$399
Income (loss) from discontinued operations, net of tax	—	—	1	(1)
Net income attributable to common stockholders	$683	$476	$2,379	$398
Basic weighted-average common shares outstanding (b)	359,179	375,658	368,215	375,478
Diluted weighted-average common shares outstanding (b) (c)	361,855	377,011	370,745	376,659
Basic earnings per common share
Net income from continuing operations	$1.90	$1.27	$6.46	$1.06
Net income	$1.90	$1.27	$6.46	$1.06
Diluted earnings per common share
Net income from continuing operations	$1.89	$1.26	$6.41	$1.06
Net income	$1.89	$1.26	$6.42	$1.06
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.
(c)During the three months and nine months ended September 30, 2020, there were 0.4 million and 1.0 million, respectively, in shares underlying share-based awards excluded because their inclusion would have been antidilutive. There were no antidilutive shares during the three months and nine months ended September 30, 2021.
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
In January 2021 the FDIC announced that, given the passage of time since the last submission of resolution plans and the uncertain economic outlook, the FDIC will resume requiring resolution plan submissions for insured depository institutions with $100 billion or more in assets, including Ally Bank. In June 2021 the FDIC outlined a modified approach to implementing its rule requiring these insured depository

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
institutions to submit resolution plans. The modified approach extends the submission frequency to a three-year cycle, streamlines content requirements, and places enhanced emphasis on engagement with firms. Under the modified approach, resolution plans will be submitted in two groups, with the first group consisting of Ally Bank and other insured depository institutions whose top-tier parent company is not a U.S. global systemically important bank or a Category II firm and the second group consisting of all other insured depository institutions with $100 billion or more in total assets. In August 2021, the FDIC notified Ally Bank that its next resolution plan submission is due on or before December 1, 2022.
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. In addition to these minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which for Ally was 3.5% and for Ally Bank was 2.5% as of September 30, 2021, as further described in the next paragraph. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. While BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. In addition, under FDICIA, only well-capitalized and, with a waiver from the FDIC, adequately capitalized institutions may accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. At September 30, 2021, Ally Bank was well capitalized under the PCA framework.
The following table summarizes our capital ratios under U.S. Basel III.

	September 30, 2021		December 31, 2020		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,670	11.20%	$14,878	10.64%	4.50%	(b)
Ally Bank	18,095	13.71	17,567	13.38	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,930	12.81%	$17,289	12.37%	6.00%	6.00%
Ally Bank	18,095	13.71	17,567	13.38	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$20,375	14.56%	$19,778	14.15%	8.00%	10.00%
Ally Bank	19,746	14.96	19,210	14.63	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$17,930	9.99%	$17,289	9.41%	4.00%	(b)
Ally Bank	18,095	10.65	17,567	10.12	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally was required to maintain a minimum capital conservation buffer of 3.5% at both September 30, 2021, and December 31, 2020, and Ally Bank was required to maintain a minimum capital conservation buffer of 2.5% at both September 30, 2021, and December 31, 2020.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued an interim final rule that became effective for the first quarter of 2020 and that provides BHCs and banks with an alternative option to temporarily delay an estimate of the impact of CECL, relative to the incurred loss methodology for estimating the allowance for loan losses, on regulatory capital. The interim final rule was clarified and adjusted in a final rule that became effective in September 2020. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of September 30, 2021, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $1.2 billion.
At both September 30, 2021, and December 31, 2020, Ally and Ally Bank were “well-capitalized.” Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
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
In June 2020, the FRB announced several actions to ensure that large firms, such as Ally, would remain resilient despite the economic uncertainty from the COVID-19 pandemic, including for the third quarter of 2020 (1) the suspension of repurchases by any firm of its common stock, except repurchases relating to issuances of common stock related to employee stock ownership plans, and (2) the disallowance of any increase by a firm in the amount of its common-stock dividends and the imposition of a common-stock dividend limit equal to the average of the firm’s net income for the four preceding calendar quarters. These restrictions were extended by the FRB for the fourth quarter of 2020. In December 2020, the FRB extended and modified these restrictions for the first quarter of 2021 to limit aggregate common-stock dividends and share repurchases to an amount equal to the average of the firm’s net income for the four preceding calendar quarters subject to specified exceptions. On March 25, 2021, the FRB extended these modified restrictions for the second quarter of 2021 and announced that, for a firm such as Ally that is not subject to the 2021 supervisory stress test and on a two-year cycle, the additional restrictions will end after June 30, 2021, and the firm’s stress capital buffer requirement based on the June 2020 supervisory stress test results will remain in place. On January 11, 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021 subject to restrictions imposed by the FRB. On July 12, 2021, our Board authorized an increase in the maximum amount of this stock-repurchase program, from $1.6 billion to $2.0 billion.
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
We submitted our 2021 capital plan on April 5, 2021, which includes planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon and other capital actions. During the second quarter of 2021, we issued $1.35 billion of Series B Preferred Stock and $1.0 billion of Series C Preferred Stock, both of which qualify as additional Tier 1 capital under U.S. Basel III. The proceeds from these issuances were used to redeem a portion of the Series 2 TRUPS then outstanding. Refer to Note 12 and Note 14 for additional details about these instruments and capital actions. In June 2021, we submitted an updated capital plan to the FRB reflecting these capital actions and the increases in our stock-repurchase program and common-stock dividend described above. This updated capital plan was used by the FRB to recalculate Ally’s final stress capital buffer requirement, which was announced in August 2021 and remained unchanged at 3.5%. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), impacts related to the COVID-19 pandemic, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents information related to our common stock and distributions to our common stockholders over the last seven quarters.

	Common stock repurchased during period (a) (b)		Number of common shares outstanding		Cash dividends declared per common share (c)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2020
First quarter	$104	3,838	374,332	373,155	$0.19
Second quarter	—	53	373,155	373,837	0.19
Third quarter	1	9	373,837	373,857	0.19
Fourth quarter	1	37	373,857	374,674	0.19
2021
First quarter	$219	5,276	374,674	371,805	$0.19
Second quarter	502	9,641	371,805	362,639	0.19
Third quarter	679	13,055	362,639	349,599	0.25
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
(c)On October 5, 2021, our Board declared a quarterly cash dividend of $0.25 per share on all common stock, payable on November 15, 2021, to stockholders of record at the close of business on November 1, 2021. Refer to Note 24 for further information regarding this common stock dividend.
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
Credit Risk
We enter into various retail automotive-loan purchase agreements with certain counterparties. As part of those agreements, we may withhold a portion of the purchase price from the counterparty and be required to pay the counterparty all or part of the amount withheld at agreed upon measurement dates and determinable amounts if actual credit performance of the acquired loans on the measurement date is better than or equal to what was estimated at the time of acquisition. Based upon these terms, these contracts meet the accounting definition of a derivative.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the nine months ended September 30, 2021, or 2020.
We placed cash and noncash collateral totaling $7 million and $258 million, respectively, supporting our derivative positions at September 30, 2021, compared to $4 million and $145 million of cash and noncash collateral at December 31, 2020, in accounts maintained by counterparties. These amounts include collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $8 million in accounts maintained by counterparties at September 30, 2021. This amount includes collateral received from clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.
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

	September 30, 2021			December 31, 2020
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$22,282	$—	$—	$12,385
Foreign exchange contracts
Forwards	1	—	172	1	—	164
Total derivatives designated as accounting hedges	1	—	22,454	1	—	12,549
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	2	—	249	1	—	391
Written options	5	2	406	15	—	587
Total interest rate risk	7	2	655	16	—	978
Foreign exchange contracts
Futures and forwards	—	—	436	—	1	159
Total foreign exchange risk	—	—	436	—	1	159
Credit contracts (a)
Other credit derivatives	—	55	n/a	—	28	n/a
Total credit risk	—	55	n/a	—	28	n/a
Equity contracts
Written options	—	4	1	—	4	2
Purchased options	1	—	—	—	—	—
Total equity risk	1	4	1	—	4	2
Total derivatives not designated as accounting hedges	8	61	1,092	16	33	1,139
Total derivatives	$9	$61	$23,546	$17	$33	$13,688
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $109 million and $56 million as of September 30, 2021, and December 31, 2020, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Assets
Available-for-sale securities (b) (c)	$5,307	$1,259	$(26)	$39	$4	$28
Finance receivables and loans, net (d)	45,463	28,393	78	225	50	72
Liabilities
Long-term debt	$7,083	$8,656	$108	$169	$132	$203
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)The carrying amount of hedged available-for-sale securities is presented above using amortized cost and includes $3.9 billion and $592 million at September 30, 2021, and December 31, 2020, respectively, related to closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. Refer to Note 6 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)The amount that is identified as the last of layer in the open hedge relationship was $3.0 billion as of September 30, 2021. The basis adjustment associated with the open last of layer relationship was a $30 million liability as of September 30, 2021, which would be allocated across the entire remaining pool upon termination or maturity of the hedge relationship. The amount that has been identified as the last of layer in the discontinued hedge relationship was $4.7 billion and $1.2 billion as of September 30, 2021, and December 31, 2020, respectively. This amount is cumulative and is not adjusted as amortization of the associated basis runs off. The basis adjustment associated with the discontinued last of layer relationship was a $9 million asset as of September 30, 2021, and a $20 million asset as of December 31, 2020, which was allocated across the entire remaining pool upon termination of the hedge relationship.
(d)The hedged item represents the carrying value of the hedged portfolio of assets. The amount identified as the last of layer in the open hedge relationship was $16.6 billion and $9.4 billion at September 30, 2021, and December 31, 2020, respectively. The basis adjustment associated with the open last-of-layer relationship was a $28 million asset as of September 30, 2021, and a $153 million asset as of December 31, 2020, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. The amount that is identified as the last of layer in the discontinued hedge relationship was $20.1 billion at September 30, 2021, and $18.5 billion at December 31, 2020. This amount is cumulative and is not adjusted as amortization of the associated basis runs off. The basis adjustment associated with the discontinued last-of-layer hedge relationship was a $50 million asset and a $72 million asset as of September 30, 2021, and December 31, 2020, respectively, which was allocated across the entire remaining pool upon termination of the hedge relationship.
Statement of Comprehensive Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
(Loss) gain recognized in earnings
Interest rate contracts
(Loss) gain on mortgage and automotive loans, net	$(4)	$7	$(12)	$(8)
Other income, net of losses	4	(4)	6	(27)
Total interest rate contracts	—	3	(6)	(35)
Foreign exchange contracts
Other income, net of losses	—	(4)	—	(1)
Other operating expenses	3	—	(1)	—
Total foreign exchange contracts	3	(4)	(1)	(1)
Credit contracts
Other income, net of losses	(7)	—	(22)	—
Total credit contracts	(7)	—	(22)	—
Total loss recognized in earnings	$(4)	$(1)	$(29)	$(36)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables summarize the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Three months ended September 30, ($ in millions)	2021	2020	2021	2020	2021	2020	2021	2020
(Loss) gain on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$(4)	$(2)
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	4	2
Hedged available-for-sale securities	—	—	(34)	(2)	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	34	2	—	—	—	—
Hedged fixed-rate consumer automotive loans	(35)	(45)	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	35	45	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	(2)	—	—
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive income into income	12	23	—	—	—	—	—	—
Total gain (loss) on cash flow hedging relationships	$12	$23	$—	$—	$—	$(2)	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$1,619	$1,602	$155	$173	$245	$452	$191	$309

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Nine months ended September 30, ($ in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$69	$(172)
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	(69)	172
Hedged available-for-sale securities	—	—	(51)	43	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	51	(43)	—	—	—	—
Hedged fixed-rate consumer automotive loans	(112)	180	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	112	(180)	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	(1)	(7)	—	—
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive income into income	52	48	—	—	—	—	—	—
Reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction being probable not to occur	4	—	—	—	—	—	—	—
Total gain (loss) on cash flow hedging relationships	$56	$48	$—	$—	$(1)	$(7)	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$4,789	$4,974	$433	$596	$819	$1,585	$671	$975
During the next 12 months, we estimate $22 million of gains will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following tables summarize the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended September 30, ($ in millions)	2021	2020	2021	2020	2021	2020
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$1	$3
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(3)	(5)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	(1)	(2)	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	(1)	(2)	—	—
Amortization of deferred loan basis adjustments	(11)	(12)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	(31)	(37)	—	—	—	—
Total loss on fair value hedging relationships	$(42)	$(49)	$(2)	$(4)	$(2)	$(2)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Nine months ended September 30, ($ in millions)	2021	2020	2021	2020	2021	2020
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$3	$11
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	3	—
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(11)	(17)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	(4)	(5)	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	(5)	(4)	—	—
Amortization of deferred loan basis adjustments	(35)	(38)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	(93)	(84)	—	—	—	—
Total loss on fair value hedging relationships	(128)	(122)	(9)	(9)	(5)	(6)
Gain on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate commercial loans	—	1	—	—	—	—
Total gain on cash flow hedging relationships	$—	$1	$—	$—	$—	$—
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Interest rate contracts
(Loss) gain recognized in other comprehensive income	$(12)	$(21)	$(55)	$129
The following table summarizes the effect of net investment hedges on accumulated other comprehensive income and the Condensed Consolidated Statement of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Foreign exchange contracts (a) (b)
Gain (loss) recognized in other comprehensive income	$4	$(4)	$(1)	$3
(a)There were no amounts excluded from effectiveness testing for the three months and nine months ended September 30, 2021, or 2020.
(b)Gains and losses reclassified from accumulated other comprehensive income are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months and nine months ended September 30, 2021, or 2020.
19.    Income Taxes
We recognized total income tax expense from continuing operations of $195 million and $549 million for the three months and nine months ended September 30, 2021, respectively, compared to income tax expense of $156 million and $159 million for the same periods in 2020.
The increase in income tax expense for the three months ended September 30, 2021, compared to the same period in 2020, was primarily due to the tax effects of an increase in pretax earnings. The increase in income tax expense for the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to the tax effects of an increase in pretax earnings, partially offset by a nonrecurring tax benefit from the release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2021.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
We purchase automotive finance receivables and loans from third parties as part of forward flow arrangements and, from time-to-time, execute opportunistic ad-hoc bulk purchases. As part of those agreements, we may withhold a portion of the purchase price from the counterparty and be required to pay the counterparty all or part of the amount withheld at agreed upon measurement dates and determinable amounts if actual credit performance of the acquired loans on the measurement date is better than or equal to what was estimated at the time of acquisition. Because these contracts meet the accounting definition of a derivative, we recognize a liability at fair value for these deferred purchase price payments. The fair value of these liabilities is determined using a discounted cash flow method. To estimate cash flows, we utilize various significant assumptions, including market observable inputs (for example, forward interest rates) and internally developed inputs (for example, prepayment speeds, delinquency levels, and expected credit losses). These liabilities are valued using internal loss models with unobservable inputs, and are classified as Level 3.
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

	Recurring fair value measurements
September 30, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$1,034	$—	$11	$1,045
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,743	—	—	1,743
U.S. States and political subdivisions	—	851	7	858
Foreign government	15	146	—	161
Agency mortgage-backed residential	—	19,706	—	19,706
Mortgage-backed residential	—	3,479	—	3,479
Agency mortgage-backed commercial	—	4,736	—	4,736
Asset-backed	—	547	—	547
Corporate debt	—	1,892	—	1,892
Total available-for-sale securities	1,758	31,357	7	33,122
Mortgage loans held-for-sale (b)	—	102	—	102
Finance receivables and loans, net
Consumer other (b)	—	—	8	8
Derivative contracts in a receivable position
Interest rate	—	2	5	7
Foreign currency	—	1	—	1
Equity contracts	1	—	—	1
Total derivative contracts in a receivable position	1	3	5	9
Total assets	$2,793	$31,462	$31	$34,286
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$—	$2	$2
Credit contracts	—	—	55	55
Equity contracts	4	—	—	4
Total derivative contracts in a payable position	4	—	57	61
Total liabilities	$4	$—	$57	$61
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

	Equity securities (a)		Available-for-sale securities		Mortgage loans held-for-sale (b) (c)		Finance receivables and loans, net (b) (d)		Interests retained in financial asset sales
($ in millions)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Assets
Fair value at July 1,	$9	$5	$7	$5	$97	$91	$8	$8	$—	$1
Net realized/unrealized gains
Included in earnings	1	1	—	—	15	22	1	2	—	—
Included in OCI	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	2	789	854	4	5	—	—
Sales	—	—	—	—	(799)	(811)	—	—	—	—
Issuances	—	—	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	(5)	(7)	—	(1)
Transfers into Level 3	1	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (e)	—	—	—	—	(102)	—	—	—	—	—
Fair value at September 30,	$11	$6	$7	$7	$—	$156	$8	$8	$—	$—
Net unrealized gains still held at September 30,
Included in earnings	$1	$1	$—	$—	$—	$—	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—	—	—	—	—
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
(e)During the three months ended September 30, 2021, mortgage loans held for sale were transferred out of Level 3 and into Level 2 of the fair value hierarchy. This transfer reflects that the underlying assets are valued based on observable prices in an active market for similar assets, and is deemed to have occurred at the end of the reporting period.

	Derivative liabilities, net of derivative assets
($ in millions)	2021 (a)	2020 (b)
Liabilities
Fair value at July 1,	$37	$(12)
Net realized/unrealized losses (gains)
Included in earnings	12	(6)
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	1	—
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3 (c)	2	—
Fair value at September 30,	$52	$(18)
Net unrealized losses (gains) still held at September 30,
Included in earnings	$10	$(6)
Included in OCI	—	—
(a)Net realized/unrealized losses are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Net realized/unrealized gains are reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.
(c)During the three months ended September 30, 2021, certain derivative assets were transferred out of Level 3 and into Level 2 of the fair value hierarchy. This transfer reflects that the underlying assets are valued based on observable prices in an active market for similar assets, and is deemed to have occurred at the end of the reporting period.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Equity securities (a)		Available-for-sale securities		Mortgage loans held-for-sale (b) (c)		Finance receivables and loans, net (b) (d)		Interests retained in financial asset sales
($ in millions)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Assets
Fair value at January 1,	$7	$8	$7	$2	$91	$30	$8	$11	$—	$2
Net realized/unrealized gains (losses)
Included in earnings	5	(2)	—	—	64	35	2	2	—	—
Included in OCI	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	5	2,640	1,832	12	14	—	—
Sales	(2)	—	—	—	(2,693)	(1,741)	—	—	—	—
Issuances	—	—	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	(14)	(19)	—	(2)
Transfers into Level 3	1	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (e)	—	—	—	—	(102)	—	—	—	—	—
Fair value at September 30,	$11	$6	$7	$7	$—	$156	$8	$8	$—	$—
Net unrealized gains (losses) still held at September 30,
Included in earnings	$5	$(2)	$—	$—	$—	$2	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—	—	—	—	—
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
(e)During the nine months ended September 30, 2021, mortgage loans held for sale were transferred out of Level 3 and into Level 2 of the fair value hierarchy. This transfer reflects that the underlying assets are valued based on observable prices in an active market for similar assets, and is deemed to have occurred at the end of the reporting period.

	Derivative liabilities, net of derivative assets
($ in millions)	2021 (a)	2020 (b)
Liabilities
Fair value at January 1,	$12	$(2)
Net realized/unrealized losses (gains)
Included in earnings	34	(16)
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	4	—
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3 (c)	2	—
Fair value at September 30,	$52	$(18)
Net unrealized losses (gains) still held at September 30,
Included in earnings	$25	$(16)
Included in OCI	—	—
(a)Net realized/unrealized losses are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Net realized/unrealized gains are reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.
(c)During the nine months ended September 30, 2021, certain derivative assets were transferred out of Level 3 and into Level 2 of the fair value hierarchy. This transfer reflects that the underlying assets are valued based on observable prices in an active market for similar assets, and is deemed to have occurred at the end of the reporting period.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at September 30, 2021, and December 31, 2020, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
September 30, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$354	$354	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	27	27	(2)	n/m	(a)
Other	—	—	67	67	(36)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	94	94	(38)	n/m	(a)
Other assets
Nonmarketable equity investments	2	—	8	10	1	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	3	3	—	n/m	(a)
Total assets	$2	$—	$459	$461	$(37)	n/m
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at September 30, 2021, and December 31, 2020.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
September 30, 2021
Financial assets
Held-to-maturity securities	$1,150	$—	$1,193	$—	$1,193
Loans held-for-sale, net	354	—	—	354	354
Finance receivables and loans, net	111,315	—	—	118,484	118,484
FHLB/FRB stock (a)	673	—	673	—	673
Financial liabilities
Deposit liabilities	$43,242	$—	$—	$43,594	$43,594
Long-term debt	14,946	—	12,643	4,992	17,635
December 31, 2020
Financial assets
Held-to-maturity securities	$1,253	$—	$1,331	$—	$1,331
Loans held-for-sale, net	315	—	—	315	315
Finance receivables and loans, net	115,243	—	—	122,156	122,156
FHLB/FRB stock (a)	725	—	725	—	725
Financial liabilities
Deposit liabilities	$55,210	$—	$—	$55,932	$55,932
Short-term borrowings	2,136	—	—	2,136	2,136
Long-term debt	22,006	—	19,161	6,310	25,471
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At September 30, 2021, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 18.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
September 30, 2021
Assets
Derivative assets in net asset positions	$1	$—	$1	$—	$(1)	$—
Derivative assets in net liability positions	1	—	1	(1)	—	—
Derivative assets with no offsetting arrangements	7	—	7	—	—	7
Total assets	$9	$—	$9	$(1)	$(1)	$7
Liabilities
Derivative liabilities in net liability positions	$4	$—	$4	$(1)	$(3)	$—
Derivative liabilities with no offsetting arrangements	57	—	57	—	—	57
Total liabilities	$61	$—	$61	$(1)	$(3)	$57
December 31, 2020
Assets
Derivative assets in net liability positions	$1	$—	$1	$(1)	$—	$—
Derivative assets with no offsetting arrangements	16	—	16	—	—	16
Total assets	$17	$—	$17	$(1)	$—	$16
Liabilities
Derivative liabilities in net liability positions	$5	$—	$5	$(1)	$(1)	$3
Derivative liabilities with no offsetting arrangements	28	—	28	—	—	28
Total liabilities	$33	$—	$33	$(1)	$(1)	$31
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Financial information for our reportable operating segments is summarized as follows.

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2021
Net financing revenue and other interest income	$1,329	$14	$36	$77	$138	$1,594
Other revenue	61	283	19	16	12	391
Total net revenue	1,390	297	55	93	150	1,985
Provision for credit losses	53	—	2	5	16	76
Total noninterest expense	512	273	47	27	143	1,002
Income (loss) from continuing operations before income tax expense	$825	$24	$6	$61	$(9)	$907
Total assets	$99,617	$9,354	$16,328	$6,729	$47,156	$179,184
2020
Net financing revenue and other interest income	$1,102	$8	$30	$75	$(15)	$1,200
Other revenue	61	338	36	9	40	484
Total net revenue	1,163	346	66	84	25	1,684
Provision for credit losses	128	—	—	1	18	147
Total noninterest expense	469	268	40	23	105	905
Income (loss) from continuing operations before income tax expense	$566	$78	$26	$60	$(98)	$632
Total assets	$103,366	$8,944	$15,503	$5,995	$51,462	$185,270
(a)Net financing revenue and other interest income after the provision for credit losses totaled $1.5 billion and $1.1 billion for the three months ended September 30, 2021, and September 30, 2020, respectively.

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2021
Net financing revenue and other interest income	$3,868	$44	$82	$225	$294	$4,513
Other revenue	184	1,006	81	75	148	1,494
Total net revenue	4,052	1,050	163	300	442	6,007
Provision for credit losses	8	—	(2)	5	20	31
Total noninterest expense	1,499	798	136	86	501	3,020
Income (loss) from continuing operations before income tax expense	$2,545	$252	$29	$209	$(79)	$2,956
Total assets	$99,617	$9,354	$16,328	$6,729	$47,156	$179,184
2020
Net financing revenue and other interest income	$3,131	$34	$98	$220	$(83)	$3,400
Other revenue	148	913	65	28	151	1,305
Total net revenue	3,279	947	163	248	68	4,705
Provision for credit losses	1,150	—	4	140	43	1,337
Total noninterest expense	1,407	846	113	84	360	2,810
Income (loss) from continuing operations before income tax expense	$722	$101	$46	$24	$(335)	$558
Total assets	$103,366	$8,944	$15,503	$5,995	$51,462	$185,270
(a)Net financing revenue and other interest income after the provision for credit losses totaled $4.5 billion and $2.1 billion for the nine months ended September 30, 2021, and September 30, 2020, respectively.

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
Purported and Certified Class Actions
In March 2016, Ally filed an action against two buyers of a motor vehicle—Ally Financial Inc. v. Alberta Haskins and David Duncan, Case No. 16JE-AC01713-01, in the Circuit Court of Jefferson County, Missouri—for the purpose of collecting the deficiency that remained due under the retail installment sales contract after the buyers had defaulted and the vehicle had been repossessed and disposed of. In March 2017, the buyers filed a second amended answer and counterclaim on behalf of nationwide and Missouri classes, arguing that Ally’s pre- and post-disposition notices had violated Article 9 of the Uniform Commercial Code as adopted in each State and other applicable jurisdiction. The request for relief included an indeterminate amount of actual, statutory, and punitive damages as well as fees, costs, interest, and other remedies. In May 2018, the circuit court certified the nationwide and Missouri classes and denied Ally’s motion for partial summary judgment. In September 2018, the case was reassigned to a different circuit-court judge, and in February 2019, Ally filed a motion to decertify the nationwide and Missouri classes. In November 2019, the circuit court denied Ally’s motion to decertify. In December 2019, Ally filed a petition with the Missouri Court of Appeals and then with the Missouri Supreme Court for a writ prohibiting the circuit court from taking further action other than vacating the order denying decertification, but each of those petitions was denied. In June 2020, the buyers on behalf of the certified nationwide and Missouri classes filed a motion for partial summary judgment on liability and damages, including statutory damages, the waiver of amounts due, and prejudgment interest. These damages, if awarded by the court, could be significant. In August 2020, Ally filed a petition for a writ of certiorari with the United States Supreme Court—Ally Financial Inc. v. Alberta Haskins et al., No. 20-177—requesting review of the Missouri Supreme Court’s order denying Ally’s petition for a writ of prohibition. In December 2020, Ally—while maintaining its denial of any liability or wrongdoing and its other positions in the case—entered into a binding memorandum of understanding with the buyers, on behalf of the nationwide and Missouri classes, to fully settle the case. In January 2021, the United States Supreme Court granted a joint motion to defer consideration of Ally’s petition for a writ of certiorari. In March 2021, the parties executed and filed with the circuit court a class-action settlement agreement and release that includes provisions for a cash payment of $87.5 million by Ally, a waiver of $700 million in charged-off deficiency balances by Ally, a request by Ally that identified consumer reporting agencies delete specified trade lines, and a release by the nationwide and Missouri classes of related claims against Ally. The class-action settlement agreement and release was preliminarily approved by the circuit court in March 2021, and specified notices have been delivered to class

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
members. In September 2021, the circuit court entered an amended final order approving the class-action settlement agreement and release. During the year ended December 31, 2020, Ally established an accrual of $87.5 million related to this matter.
In February 2021, a purported class action—Cheng et al. v. Ally Financial Inc. et al.—was filed in the U.S. District Court for the Northern District of California (Case No. 3:21-cv-00781). The complaint alleges that Ally and other defendants conspired to prevent or restrict retail investors from purchasing or otherwise acquiring long positions in specified equity securities and to force them instead to sell their positions in those securities at artificially lower prices. The claims include alleged violations of antitrust and unfair-competition laws, misleading public statements, breach of fiduciary duty and the implied covenant of good faith and fair dealing, negligence, and constructive fraud. The request for relief includes an indeterminate amount of damages, fees, costs, and interest, injunctive relief, and other remedies. Also in February 2021, three other purported class actions were filed—Clapp et al. v. Ally Financial Inc. et al. in the U.S. District Court for the Northern District of California (Case No. 3:21-cv-00896), Dechirico et al. v. Ally Financial Inc. et al. in the U.S. District Court for the Eastern District of New York (Case No. 1:21-cv-00677), and Ross et al. v. Ally Financial Inc. et al. in the U.S. District Court for the Southern District of Texas (Case No. 4:21-cv-00292). In March 2021, a fifth purported class action—Fox et al. v. Ally Financial Inc. et al.—was filed in the U.S. District Court for the District of Minnesota (Case No. 0:21-cv-00689). In April 2021, the U.S. Judicial Panel on Multidistrict Litigation consolidated all five of these cases into a multidistrict litigation proceeding in the U.S. District Court for the Southern District of Florida with the caption In re: January 2021 Short Squeeze Trading Litigation (Case No. 1:21-md-02989). Also in April 2021, a sixth purported class action—D’Agostino et al. v. Ally Financial Inc. et al.— was filed in the U.S. District Court for the Southern District of Florida (Case No. 1:21-cv-21458), and in July 2021, this case was consolidated into the multidistrict litigation proceeding as well. The allegations and requested relief in the Clapp, Dechirico, Ross, Fox, and D’Agostino complaints are substantially similar to those included in the Cheng complaint. In August 2021, the plaintiffs voluntarily dismissed Ally from the multidistrict litigation proceeding, without prejudice to their right to refile the purported class action against Ally in the future.
24.    Subsequent Events
Declaration of Common Dividend
On October 5, 2021, our Board declared a quarterly cash dividend of $0.25 per share on all common stock. The dividend is payable on November 15, 2021, to stockholders of record at the close of business on November 1, 2021.
Fair Square Financial Acquisition
On October 20, 2021, we signed a definitive agreement to acquire Fair Square Financial Holdings LLC and its subsidiaries, including Fair Square Financial LLC (collectively, Fair Square). Fair Square is a digital-first, nonbank credit-card company that operates in the United States. The consideration for the acquisition is $750 million in cash, subject to closing equity and other adjustments. The transaction is currently expected to close by March 31, 2022, subject to the satisfaction of customary closing conditions.

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
The following table presents selected Condensed Consolidated Statement of Comprehensive Income and earnings per common share data.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands)	2021	2020	2021	2020
Total financing revenue and other interest income	$2,177	$2,145	$6,396	$6,674
Total interest expense	444	770	1,499	2,599
Net depreciation expense on operating lease assets	139	175	384	675
Net financing revenue and other interest income	1,594	1,200	4,513	3,400
Total other revenue	391	484	1,494	1,305
Total net revenue	1,985	1,684	6,007	4,705
Provision for credit losses	76	147	31	1,337
Total noninterest expense	1,002	905	3,020	2,810
Income from continuing operations before income tax expense	907	632	2,956	558
Income tax expense from continuing operations	195	156	549	159
Net income from continuing operations	712	476	2,407	399
Income (loss) from discontinued operations, net of tax	—	—	1	(1)
Net income	$712	$476	$2,408	$398
Net income from continuing operations attributable to common stockholders	$683	$476	$2,378	$399
Net income attributable to common stockholders	$683	$476	$2,379	$398
Basic earnings per common share (a):
Net income from continuing operations	$1.90	$1.27	$6.46	$1.06
Net income	1.90	1.27	6.46	1.06
Weighted-average common shares outstanding	359,179	375,658	368,215	375,478
Diluted earnings per common share (a):
Net income from continuing operations	$1.89	$1.26	$6.41	$1.06
Net income	1.89	1.26	6.42	1.06
Weighted-average common shares outstanding	361,855	377,011	370,745	376,659
Common share information:
Cash dividends declared per common share	$0.25	$0.19	$0.63	$0.57
Period-end common shares outstanding	349,599	373,857	349,599	373,857
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers. Includes shares related to share-based compensation that vested but were not yet issued.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following tables present selected Condensed Consolidated Balance Sheet and ratio data.

September 30, ($ in millions)	2021	2020
Selected period-end balance sheet data:
Total assets	$179,184	$185,270
Total deposit liabilities	$139,444	$134,938
Long-term debt	$14,946	$25,704
Preferred stock	$2,324	$—
Total equity	$17,289	$14,126

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Financial ratios:
Return on average assets (a)	1.58%	1.02%	1.78%	0.29%
Return on average equity (a)	16.00%	13.41%	19.58%	3.77%
Equity to assets (a)	9.85%	7.62%	9.10%	7.75%
Common dividend payout ratio (b)	13.16%	14.96%	9.75%	53.77%
Net interest spread (a) (c)	3.56%	2.49%	3.34%	2.39%
Net yield on interest-earning assets (a) (d)	3.66%	2.65%	3.46%	2.57%
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
We became subject to U.S. Basel III on January 1, 2015, although a number of its provisions—including capital buffers and certain regulatory capital deductions—were subject to phase-in periods. For further information on U.S. Basel III, refer to Note 17 to the Condensed Consolidated Financial Statements. The following table presents selected regulatory capital data under U.S Basel III.

	September 30,
($ in millions)	2021	2020
Common Equity Tier 1 capital ratio	11.20%	10.36%
Tier 1 capital ratio	12.81%	12.11%
Total capital ratio	14.56%	14.05%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	9.99%	9.00%
Total equity	$17,289	$14,126
CECL phase-in adjustment (b)	1,155	1,212
Preferred stock (c)	(2,324)	—
Goodwill and certain other intangibles	(370)	(387)
Deferred tax assets arising from net operating loss and tax credit carryforwards (d)	(48)	(17)
Other adjustments (e)	(32)	(676)
Common Equity Tier 1 capital	15,670	14,258
Preferred stock (c)	2,324	—
Trust preferred securities (c)	—	2,498
Other adjustments	(64)	(88)
Tier 1 capital	17,930	16,668
Qualifying subordinated debt and other instruments qualifying as Tier 2	830	1,035
Qualifying allowance for loan losses and other adjustments	1,615	1,634
Total capital	$20,375	$19,337
Risk-weighted assets (f)	$139,957	$137,594
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
(c)In connection with our issuances of non-cumulative perpetual preferred stock in the second and third quarter of 2021, we redeemed a portion of the Series 2 TRUPS outstanding. In September 2021, we announced our intent to redeem the remaining shares of the Series 2 TRUPS outstanding without issuing a replacement capital instrument. The redemption was effectuated on October 15, 2021. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional details about our redemptions of Series 2 TRUPS, and Note 14 to the Condensed Consolidated Financial Statements for additional details about our issuances of non-cumulative perpetual preferred stock.
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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2021	2020	Favorable/(unfavorable) % change	2021	2020	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,390	$1,163	20	$4,052	$3,279	24
Insurance	297	346	(14)	1,050	947	11
Mortgage Finance	55	66	(17)	163	163	—
Corporate Finance	93	84	11	300	248	21
Corporate and Other	150	25	n/m	442	68	n/m
Total	$1,985	$1,684	18	$6,007	$4,705	28
Income from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$825	$566	46	$2,545	$722	n/m
Insurance	24	78	(69)	252	101	150
Mortgage Finance	6	26	(77)	29	46	(37)
Corporate Finance	61	60	2	209	24	n/m
Corporate and Other	(9)	(98)	91	(79)	(335)	76
Total	$907	$632	44	$2,956	$558	n/m
n/m = not meaningful
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles make us a premier automotive finance company. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automobile manufacturers and suppliers. Ally remains focused on meeting the needs of both our dealer and consumer customers and continuing to strengthen and expand upon our approximate 20,400 dealer relationships. We continue to identify and cultivate relationships with automotive retailers including those with leading eCommerce platforms. We also operate Clearlane, our online direct-lending platform, which provides a digital platform for consumers seeking direct financing. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Our strong and expansive dealer relationships, comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. Ally provides automobile financing for hybrid and battery-electric vehicles

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
today, and is well positioned to remain a leader in automotive financing as we believe the vast majority of these vehicles will be sold through dealerships with whom we have an established relationship.
The Growth channel was established to focus on developing dealer relationships beyond those relationships that primarily were developed through our previous role as a captive finance company for GM and Stellantis. The Growth channel was expanded to include direct-to-consumer financing through Clearlane and other channels and our arrangements with online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. The success of the Growth channel has been a key enabler in evolving our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have over 14,000 dealer relationships, of which approximately 77% are franchised dealers (including brands such as Ford, Honda, Hyundai, Kia, Nissan, Toyota, and others), or used vehicle only retailers with a national presence.
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. We serve approximately 2.5 million consumers nationwide across F&I and P&C products. In addition, we offer F&I products in Canada, where we serve approximately 434,000 consumers and are the VSC and protection plan provider for GM Canada and the VSC provider for Subaru Canada.
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
Through our direct-to-consumer channel, which was introduced late in 2016, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment provider. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held for sale and sold, while jumbo and LMI mortgages are originated as held for investment. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April 2019, we announced a strategic partnership with BMC, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, BMC conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. During the nine months ended September 30, 2021, we originated $7.6 billion of mortgage loans through our direct-to-consumer channel.
Through the bulk loan channel, we purchase loans from several qualified sellers including direct originators and large aggregators who have the financial capacity to support strong representations and warranties and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the nine months ended September 30, 2021, we purchased $3.1 billion of mortgage loans that were originated by third parties. Our mortgage loan purchases are held for investment.
The combination of our direct-to-consumer strategy and bulk portfolio purchase program provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.
During the third quarter of 2021, we announced the launch of RefiNow. RefiNow is available to certain borrowers with a Fannie Mae-backed mortgage and provides a home financing option to serve borrowers who may not qualify for other options.
•Our Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies owned by private equity sponsors, and loans to asset managers that primarily provide leveraged loans. We believe our growing deposit-based funding model coupled with our expanded product offerings and deep industry relationships provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. While there continues to be a significant level of liquidity and competition in the middle-market lending space, we have continued to prudently grow our lending portfolio with a disciplined focus on credit quality, including a greater emphasis on asset-based loans. We seek markets and opportunities where our clients require customized, highly structured, and time-sensitive financing solutions. Our corporate-finance lending portfolio is generally composed of first-lien, first-out loans. Our focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, mergers and acquisitions, debt refinancing, expansions, restructurings, and working capital. Additionally, our Lender Finance business provides asset managers with partial funding for their direct-lending activities. The portfolio is well diversified across multiple industries including financials, services, manufacturing, distribution and other specialty sectors. These specialty sectors include our Healthcare and Technology Finance verticals. The Healthcare vertical provides financing across the healthcare spectrum including services, pharmaceuticals,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
manufacturing, and medical devices and supplies. Our Technology Finance vertical provides financing solutions to venture capital-backed, technology-based companies. We also provide a commercial real estate product focused on lending to skilled nursing facilities, senior housing, medical office buildings, and hospitals.
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
Corporate and Other also includes the results of Ally Lending. Ally Lending currently serves medical, retail, and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. The home improvement segment, which was launched in the second quarter of 2020, now represents nearly 45% of new originations, and is expected to grow. We believe the market outlook for point-of-sale lending provides attractive opportunities for future diversification, including in the automotive servicing and vehicle upfit space. Point-of-sale lending broadens our capabilities, and expands our product offering into consumer unsecured lending, all while helping to further meet the financial needs of our customers.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2021	2020	Favorable/(unfavorable) % change	2021	2020	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,177	$2,145	1	$6,396	$6,674	(4)
Total interest expense	444	770	42	1,499	2,599	42
Net depreciation expense on operating lease assets	139	175	21	384	675	43
Net financing revenue and other interest income	1,594	1,200	33	4,513	3,400	33
Other revenue
Insurance premiums and service revenue earned	279	276	1	837	816	3
Gain on mortgage and automotive loans, net	18	33	(45)	73	35	109
Loss on extinguishment of debt	(52)	(49)	(6)	(126)	(50)	(152)
Other gain on investments, net	24	64	(63)	212	173	23
Other income, net of losses	122	160	(24)	498	331	50
Total other revenue	391	484	(19)	1,494	1,305	14
Total net revenue	1,985	1,684	18	6,007	4,705	28
Provision for credit losses	76	147	48	31	1,337	98
Noninterest expense
Compensation and benefits expense	389	342	(14)	1,230	1,036	(19)
Insurance losses and loss adjustment expenses	69	85	19	206	301	32
Goodwill impairment	—	—	—	—	50	100
Other operating expenses	544	478	(14)	1,584	1,423	(11)
Total noninterest expense	1,002	905	(11)	3,020	2,810	(7)
Income from continuing operations before income tax expense	907	632	44	2,956	558	n/m
Income tax expense from continuing operations	195	156	(25)	549	159	n/m
Net income from continuing operations	$712	$476	50	$2,407	$399	n/m
n/m = not meaningful
We earned net income from continuing operations of $712 million and $2.4 billion for the three months and nine months ended September 30, 2021, respectively, compared to net income of $476 million and $399 million for the three months and nine months ended September 30, 2020. During the three months and nine months ended September 30, 2021, results were favorably impacted by lower provision for credit losses associated with improved macroeconomic conditions and higher net financing revenue driven by lower interest expense and lower net depreciation expense on operating lease assets. These items were partially offset by higher noninterest expense for the three months and nine months ended September 30, 2021.
Net financing revenue and other interest income increased $394 million and $1.1 billion for the three months and nine months ended September 30, 2021, respectively, as compared to the three months and nine months ended September 30, 2020. Within our Automotive Finance operations, higher average consumer assets and higher portfolio yields contributed to the increase in revenue resulting from a continued focus on the used-vehicle portfolio primarily through franchised dealers and growth in application volume from our dealer network. Also within our Automotive Finance operations, total net operating lease revenue increased $69 million and $368 million for the three months and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, driven by strong remarketing gains as a result of continued new vehicle supply constraints and an increase in demand for used vehicles. We also experienced lower interest expense for the three months and nine months ended September 30, 2021, as compared to the same periods in 2020, driven by market and industry dynamics that drove a decrease in our deposit rates and other funding costs, and our continued shift to more cost-efficient deposit funding. These items were partially offset by lower commercial automotive revenue within our Automotive Finance operations, driven by lower outstanding floorplan assets as a result of declining new vehicle inventories due to ongoing production constraints from a global semiconductor chip shortage, and strong new vehicle sales during the first half of the year. Additionally, during the nine months ended September 30, 2021, net financing revenue and other interest income decreased within our Mortgage Finance operations, primarily due to

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
higher prepayment activity, driven by a lower interest rate environment which resulted in portfolio depletion and accelerated premium amortization.
Loss on extinguishment of debt increased $3 million and $76 million for the three months and nine months ended September 30, 2021, respectively, as compared to the three months and nine months ended September 30, 2020. The increase for the nine months ended September 30, 2021, was primarily driven by $121 million of losses incurred for the partial redemption of the Series 2 TRUPs during the nine months ended September 30, 2021, as compared to a $48 million loss on the early repayment of 13 FHLB advances we elected to prepay and early terminate during the third quarter of 2020.
Other gain on investments was $24 million and $212 million for the three months and nine months ended September 30, 2021, respectively, compared to $64 million and $173 million for the three months and nine months ended September 30, 2020. The decrease for three months ended September 30, 2021, was the result of a decrease in the fair value of the equity securities. The increase for the nine months ended September 30, 2021, was primarily attributable to favorable performance within our equity securities portfolio, as compared to results from the nine months ended September 30, 2020, driven by unfavorable market conditions from the COVID-19 pandemic in the first quarter of 2020, and favorable equity-market conditions throughout 2021.
Other income, net of losses decreased $38 million and increased $167 million for the three months and nine months ended September 30, 2021, respectively, as compared to the three months and nine months ended September 30, 2020. The decrease for the three months ended September 30, 2021, was primarily driven by a decrease in income earned from equity-method investments. The increase for the nine months ended September 30, 2021, was primarily due to $83 million of upward adjustments related to equity securities without a readily determinable fair value, driven primarily by an investment in one entity for which there was a subsequent funding round at a higher valuation during the nine months ended September 30, 2021, resulting in an observable price change.
The provision for credit losses decreased $71 million and $1.3 billion for the three months and nine months ended September 30, 2021, respectively, compared to the three months and nine months ended September 30, 2020. For the nine months ended September 30, 2021, the decrease in provision for credit losses was primarily driven by reserve increases during the same period in 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the nine months ended September 30, 2021, as the macroeconomic environment continued to recover. Additionally, the provision decrease during the three months and nine months ended September 30, 2021, was impacted by lower net charge-offs in our consumer and commercial automotive portfolios as we continue to experience strong credit performance, partially offset by a reserve increase from portfolio growth in our consumer portfolios during the three months and nine months ended September 30, 2021. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense was $1.0 billion and $3.0 billion for the three months and nine months ended September 30, 2021, respectively, compared to $905 million and $2.8 billion for the three months and nine months ended September 30, 2020. The increases for the three months and nine months ended September 30, 2021, were driven by higher compensation and benefits expense attributable to an update to our retirement eligibility benefits, and increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products, as well as $54 million of contributions to the Ally Charitable Foundation during the nine months ended September 30, 2021. The increases in noninterest expense were partially offset by lower insurance losses for the three months and nine months ended September 30, 2021, as compared to the same periods in 2020, and a goodwill impairment charge of $50 million related to Ally Invest for the nine months ended September 30, 2020.
We recognized total income tax expense from continuing operations of $195 million and $549 million for the three months and nine months ended September 30, 2021, respectively, compared to income tax expense of $156 million and $159 million for the same periods in 2020. The increase in income tax expense for the three months ended September 30, 2021, compared to the same period in 2020, was primarily due to the tax effects of an increase in pretax earnings. The increase in income tax expense for the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to the tax effects of an increase in pretax earnings, partially offset by a nonrecurring tax benefit from the release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2021.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2021	2020	Favorable/(unfavorable) % change	2021	2020	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,320	$1,253	5	$3,859	$3,670	5
Commercial	112	153	(27)	398	670	(41)
Operating leases	393	360	9	1,147	1,070	7
Other interest income	—	1	(100)	—	4	(100)
Total financing revenue and other interest income	1,825	1,767	3	5,404	5,414	—
Interest expense	357	490	27	1,152	1,608	28
Net depreciation expense on operating lease assets (a)	139	175	21	384	675	43
Net financing revenue and other interest income	1,329	1,102	21	3,868	3,131	24
Other revenue
Other income	61	61	—	184	148	24
Total other revenue	61	61	—	184	148	24
Total net revenue	1,390	1,163	20	4,052	3,279	24
Provision for credit losses	53	128	59	8	1,150	99
Noninterest expense
Compensation and benefits expense	136	134	(1)	425	415	(2)
Other operating expenses	376	335	(12)	1,074	992	(8)
Total noninterest expense	512	469	(9)	1,499	1,407	(7)
Income from continuing operations before income tax expense	$825	$566	46	$2,545	$722	n/m
Total assets	$99,617	$103,366	(4)	$99,617	$103,366	(4)
n/m = not meaningful
(a)Includes net remarketing gains of $86 million and $278 million for the three months and nine months ended September 30, 2021, respectively, compared to remarketing gains of $71 million and $62 million for the three months and nine months ended September 30, 2020.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$76,557	6.62%	$72,999	6.56%	$74,918	6.66%	$72,605	6.53%
Commercial
Wholesale floorplan (d)	8,849	3.18	15,385	3.02	11,737	3.22	20,226	3.55
Other commercial automotive (e)	5,038	4.16	5,880	4.04	5,423	4.24	5,705	4.24
Investment in operating leases, net (f)	10,919	9.21	9,317	7.89	10,372	9.83	9,155	5.76
(a)Average balances are calculated using an average daily balance methodology.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.
(c)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 6.84% and 6.89% for the three months and nine months ended September 30, 2021, respectively, and 6.83% and 6.77% for the three months and nine months ended September 30, 2020.
(d)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 2.65% and 2.58% for the three months and nine months ended September 30, 2021, respectively, and 2.42% and 3.07% for the three months and nine months ended September 30, 2020.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes gains on the sale of off-lease vehicles of $86 million and $278 million for the three months and nine months ended September 30, 2021, respectively, compared to gains on the sale of off-lease vehicles of $71 million and $62 million for the three months and nine months ended September 30, 2020. Excluding these gains and losses on sale, the yield was 6.09% and 6.24% for the three months and nine months ended September 30, 2021, respectively, and 4.88% and 4.86% for the three months and nine months ended September 30, 2020. The shift in off-lease vehicle disposition mix is expected to continue in the near term and may limit our ability to optimize remarketing proceeds. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $825 million and $2.5 billion for the three months and nine months ended September 30, 2021, respectively, compared to income earned of $566 million and $722 million for the three months and nine months ended September 30, 2020. For the three months and nine months ended September 30, 2021, the increases were due primarily to lower provision for credit losses and lower interest expense, as well as lower net depreciation expense on operating lease assets. The lower provision for credit losses for the three months ended September 30, 2021, was primarily driven by a decrease in net charge-offs. The lower provision for credit losses for the nine months ended September 30, 2021, was primarily driven by reserve increases in the nine months ended September 30, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the nine months ended September 30, 2021, as the macroeconomic environment continued to recover.
Consumer automotive loan financing revenue increased $67 million and $189 million for the three months and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. Higher average consumer assets and higher portfolio yields contributed to the increase in revenue resulting from a continued focus on the used-vehicle portfolio primarily through franchised dealers and growth in application volume from our dealer network. Through these actions, we continue to optimize risk adjusted returns through our origination mix.
Commercial loan financing revenue decreased $41 million and $272 million for the three months and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The decreases were driven by lower outstanding floorplan assets as a result of declining new vehicle inventories due to ongoing production constraints from a global semiconductor chip shortage, and strong new vehicle sales during the first half of the year.
Interest expense was $357 million and $1.2 billion for the three months and nine months ended September 30, 2021, respectively, compared to $490 million and $1.6 billion for the three months and nine months ended September 30, 2020. The decreases were primarily due to market and industry dynamics, which drove a decrease in our deposit rates and other funding costs, as we continue to shift towards a more favorable mix of lower cost funding.
Other income was $61 million and $184 million for the three months and nine months ended September 30, 2021, respectively, compared to $61 million and $148 million for the same periods in 2020. The increase during the nine months ended September 30, 2021, was primarily due to an increase in remarketing fee income resulting from higher dealer sales activity during the nine months ended September 30, 2021. In addition, late fee income increased for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, as a result of the suppression of late fees in the prior year, as part of our COVID-19 relief efforts.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Total net operating lease revenue increased $69 million and $368 million for the three months and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. We recognized remarketing gains of $86 million and $278 million for the three months and nine months ended September 30, 2021, respectively, compared to remarketing gains of $71 million and $62 million for the three months and nine months ended September 30, 2020, while depreciation expense on operating lease assets decreased $21 million and $75 million for the three months and nine months ended September 30, 2021, respectively compared to the same periods in 2020. The increases in net operating lease revenue were primarily driven by strong remarketing gains as a result of continued new vehicle supply constraints and an increase in demand for used vehicles. The increases were also impacted by an increase in yield primarily resulting from lower depreciation expense resulting from downward adjustments to the rate of depreciation during the nine months ended September 30, 2021, as well as asset growth. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses decreased $75 million and $1.1 billion for the three months and nine months ended September 30, 2021, respectively, compared to the three months and nine months ended September 30, 2020. For the nine months ended September 30, 2021, the decrease in provision for credit losses was primarily driven by reserve increases during the nine months ended September 30, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the nine months ended September 30, 2021, as the macroeconomic environment continued to recover. Additionally, the provision decrease during the three months and nine months ended September 30, 2021, was driven by lower net charge-offs in our consumer and commercial automotive portfolios as we continue to experience strong credit performance, partially offset by a reserve increase from portfolio growth in our consumer automotive portfolio during the three months and nine months ended September 30, 2021. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
Our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased approximately 1 and 12 basis points for the three months and nine months ended September 30, 2021, respectively, relative to the same periods in 2020. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. Our underwriting capabilities allow us to manage our risk tolerance levels to quickly react to major changes in the economy, including the current pandemic environment. Over the past several years, we have continued to focus on optimizing pricing relative to market interest rates as well as portfolio diversification and the used-vehicle segment, primarily through franchised dealers, which has contributed to higher yields on our consumer automotive loan portfolio. Commensurate with this shift in origination mix, we continue to maintain disciplined underwriting within our new and used consumer automotive loan originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.8 billion, or approximately 11.3%, of our total consumer automotive loans at September 30, 2021, as compared to $8.6 billion, or approximately 11.7% of our total consumer automotive loans at December 31, 2020.
The following table presents retail loan originations by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended September 30, 2021
S	$1.5	19	738	$1.1	33	742
A	4.0	51	682	1.7	52	683
B	1.8	24	647	0.5	15	650
C	0.5	6	612	—	—	621
Total retail originations	$7.8	100	679	$3.3	100	694
Three months ended September 30, 2020
S	$1.3	24	736	$1.4	47	735
A	2.6	48	682	1.3	43	679
B	1.0	19	639	0.3	10	645
C	0.3	6	578	—	—	609
D	0.1	2	517	—	—	607
E	0.1	1	495	—	—	575
Total retail originations	$5.4	100	677	$3.0	100	699
Nine months ended September 30, 2021
S	$4.1	20	736	$3.4	33	738
A	10.4	50	682	5.2	51	680
B	5.1	25	648	1.5	15	650
C	0.9	4	608	0.1	1	613
D	0.2	1	563	—	—	583
E	0.1	—	544	—	—	567
Total retail originations	$20.8	100	679	$10.2	100	693
Nine months ended September 30, 2020
S	$3.5	24	736	$3.6	46	735
A	6.9	47	681	3.3	42	676
B	3.1	21	643	0.9	11	645
C	0.9	6	601	0.1	1	612
D	0.2	1	541	—	—	593
E	0.1	1	515	—	—	572
Total retail originations	$14.7	100	679	$7.9	100	697
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
0–71	14%	20%	15%	19%
72–75	66	63	66	64
76 +	20	17	19	17
Total retail originations	100%	100%	100%	100%
Retail originations with a term of 76 months or more represented 20% and 19% of total retail originations for the three months and nine months ended September 30, 2021, respectively, compared to 17% for both the three months and nine months ended September 30, 2020. Substantially all of the loans originated with a term of 76 months or more during the three months and nine months ended September 30, 2021, and 2020, were considered to be prime and in credit tiers S, A, or B. We define prime consumer automotive loans primarily as those loans with a FICO® Score at origination of 620 or greater.
The following table presents the percentage of total outstanding retail loans by origination year.

September 30,	2021	2020
Pre-2017	4%	9%
2017	6	12
2018	10	20
2019	18	30
2020	25	29
2021	37	—
Total retail	100%	100%
The following tables present the total retail loan and operating lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2021	2020	2021	2020
Used retail	$7,809	$5,416	64	55
New retail	3,216	3,008	26	31
Lease	1,260	1,364	10	14
Total consumer automotive financing originations (a)	$12,285	$9,788	100	100
(a)Includes CSG originations of $1.1 billion and $992 million for the three months ended September 30, 2021, and 2020, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2021	2020	2021	2020
Used retail	$20,783	$14,656	59	57
New retail	10,163	7,947	29	30
Lease	4,441	3,442	12	13
Total consumer automotive financing originations (a)	$35,387	$26,045	100	100
(a)Includes CSG originations of $3.4 billion and $2.7 billion for the nine months ended September 30, 2021, and 2020, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2021	2020	2021	2020
Growth channel	$6,738	$4,918	55	50
Stellantis dealers	3,076	2,841	25	29
GM dealers	2,471	2,029	20	21
Total consumer automotive financing originations	$12,285	$9,788	100	100

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2021	2020	2021	2020
Growth channel	$18,835	$13,079	53	50
Stellantis dealers	9,224	7,145	26	28
GM dealers	7,328	5,821	21	22
Total consumer automotive financing originations	$35,387	$26,045	100	100
Total consumer automotive loan and operating lease originations increased $2.5 billion and $9.3 billion for the three months and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase for the three months ended September 30, 2021, as compared to the same period in 2020, was driven by higher financed transaction amounts, as well as increased application flow and decisioning speeds. The increase for the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily driven by higher consumer demand and higher financed transaction amounts, as well as increased application flow and decisioning speeds. Additionally, originations for the three months and nine months ended September 30, 2020, were impacted by the COVID-19 pandemic that temporarily shut down or restricted operations at automotive dealers. These restrictions, along with the industry-wide halt of new vehicle production, drove a significant decrease in industry automotive light vehicle sales.
We have included origination metrics by loan term and FICO® Score within this MD&A. However, we employ our own risk evaluation, including proprietary risk models, in evaluating credit risk, as described in the section titled Automotive Financing Volume—Acquisition and Underwriting within the MD&A in our 2020 Annual Report on Form 10-K.
The following table presents the percentage of retail loan and operating lease originations, in dollars, by FICO® Score and product type.

	Used retail		New retail		Lease
Three months ended September 30,	2021	2020	2021	2020	2021	2020
740 +	16%	19%	19%	22%	55%	46%
660–739	41	40	40	40	33	38
620–659	27	23	24	20	9	12
540–619	11	12	5	5	2	3
< 540	2	3	—	—	—	—
Unscored (a)	3	3	12	13	1	1
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.

	Used retail		New retail		Lease
Nine months ended September 30,	2021	2020	2021	2020	2021	2020
740 +	16%	19%	18%	22%	53%	46%
660–739	41	40	40	38	34	37
620–659	27	24	24	20	10	12
540–619	11	12	5	6	2	4
< 540	2	2	—	—	—	—
Unscored (a)	3	3	13	14	1	1
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Originations with a FICO® Score of less than 620 (considered nonprime) represented 9% of total consumer loan and operating lease originations for both the three months and nine months ended September 30, 2021, compared to 10% and 11% for the three months and nine months ended September 30, 2020, respectively. Consumer loans and operating leases with FICO® Scores of less than 540 composed 1% of total originations for both the three months and nine months ended September 30, 2021, compared to 2% and 1% of total originations for the three months and nine months ended September 30, 2020, respectively. Nonprime applications are subject to more stringent underwriting criteria (for example, minimum payment-to-income ratio and vehicle mileage, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
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

	Average balance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Stellantis new vehicles	29%	34%	32%	33%
GM new vehicles	16	33	22	34
Growth new vehicles	11	16	15	16
Used vehicles	44	17	31	17
Total	100%	100%	100%	100%
Total commercial wholesale finance receivables	$8,849	$15,385	$11,737	$20,226
Average commercial wholesale financing receivables outstanding decreased $6.5 billion and $8.5 billion during the three months and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The decreases were primarily due to lower dealer inventory levels, driven by strong consumer demand for vehicles that outpaced lower automotive production levels due to the global semiconductor chip shortage. The declines were also impacted by a reduction in the number of GM dealer relationships due to the competitive environment across the automotive lending market. Dealer inventory levels are dependent on a number of factors, including manufacturer production schedules and vehicle mix, sales incentives, and industry sales. Manufacturer production and corresponding dealer stock levels, as well as dealer penetration levels, may continue to influence our future wholesale balances. While the severity and duration of these supply chain disruptions is not currently clear, we anticipate this will continue to result in lower commercial wholesale finance receivables for the remainder of 2021 commensurate with lower dealer inventory levels.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans decreased $842 million and $317 million for the three months and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, to an average of $5.0 billion and $5.4 billion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2021	2020	Favorable/(unfavorable) % change	2021	2020	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$279	$276	1	$837	$816	3
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	14	8	75	44	34	29
Other gain on investments, net (b)	1	59	(98)	160	89	80
Other income	3	3	—	9	8	13
Total insurance premiums and other income	297	346	(14)	1,050	947	11
Expense
Insurance losses and loss adjustment expenses	69	85	19	206	301	32
Acquisition and underwriting expense
Compensation and benefits expense	23	21	(10)	69	62	(11)
Insurance commissions expense	142	130	(9)	416	383	(9)
Other expenses	39	32	(22)	107	100	(7)
Total acquisition and underwriting expense	204	183	(11)	592	545	(9)
Total expense	273	268	(2)	798	846	6
Income from continuing operations before income tax expense	$24	$78	(69)	$252	$101	150
Total assets	$9,354	$8,944	5	$9,354	$8,944	5
Insurance premiums and service revenue written	$295	$333	(11)	$929	$917	1
Combined ratio (c)	96.4%	96.1%		94.2%	102.6%
n/m = not meaningful
(a)Includes interest expense of $15 million and $43 million, for the three months and nine months ended September 30, 2021, respectively, and $21 million and $60 million for the three months and nine months ended September 30, 2020.
(b)Includes net unrealized gains on equity securities of $65 million and $34 million for the three months and nine months ended September 30, 2021, respectively, compared to net unrealized gains of $13 million for the three months ended September 30, 2020, and net unrealized losses of $80 million for the nine months ended September 30, 2020.
(c)Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.
Our Insurance operations earned income from continuing operations before income tax expense of $24 million and $252 million for the three months and nine months ended September 30, 2021, respectively, compared to $78 million and $101 million for the three months and nine months ended September 30, 2020. The decrease for the three months ended September 30, 2021, was primarily due to a $58 million decrease in other gain on investments, net. The increase for the nine months ended September 30, 2021, was primarily driven by a $71 million increase in other gain on investments, net and a $95 million decrease in insurance losses and loss adjustment expenses primarily as a result of lower weather-related losses from our P&C business.
Insurance premiums and service revenue earned was $279 million and $837 million for the three months and nine months ended September 30, 2021, respectively, compared to $276 million and $816 million for the three months and nine months ended September 30, 2020. The activity included $13 million and $53 million in higher earned revenue from our F&I products for the three months and nine months ended September 30, 2021, respectively, as revenue is earned over the life of the contracts on a basis proportionate to the anticipated loss pattern. The increases were offset by $10 million and $31 million in lower earned premiums from our P&C products for the three months and nine months ended September 30, 2021, respectively, driven by lower dealer vehicle inventory levels.
Other gain on investments, net was $1 million and $160 million for the three months and nine months ended September 30, 2021, respectively, compared to $59 million and $89 million for the same periods in 2020. The decrease for the three months ended September 30, 2021, was primarily due to a $65 million decrease in the fair value of the equity securities as compared to a $13 million increase in the fair value of equity securities in the prior year quarter. The increase for the nine months ended September 30, 2021, was primarily attributable to

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
favorable performance within our equity securities portfolio, as compared to results from the nine months ended September 30, 2020, which included $80 million in unrealized losses driven by unfavorable market conditions from the COVID-19 pandemic in 2020.
Insurance losses and loss adjustment expenses totaled $69 million and $206 million for the three months and nine months ended September 30, 2021, respectively, compared to $85 million and $301 million for the same periods in 2020. The decreases for the three months and nine months ended September 30, 2021, were primarily driven by lower weather losses related to our vehicle inventory insurance business. Total acquisition and underwriting expense increased $21 million and $47 million for the three months and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increases were primarily due to an increase in insurance commissions expense, commensurate with higher earned premiums from our F&I products.
The combined ratio was 96.4% and 94.2% for the three months and nine months ended September 30, 2021, as compared to 96.1% and 102.6% for the three months and nine months ended September 30, 2020. The decrease for the nine months ended September 30, 2021, was primarily driven by lower weather losses from our P&C business. In April 2021, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related loss.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Finance and insurance products
Vehicle service contracts	$201	$232	$660	$642
Guaranteed asset protection and other finance and insurance products (a)	41	37	125	103
Total finance and insurance products	242	269	785	745
Property and casualty insurance (b)	53	64	144	172
Total	$295	$333	$929	$917
(a)Other products include VMCs, ClearGuard, and other ancillary products.
(b)P&C insurance include vehicle inventory insurance and dealer ancillary products.
Insurance premiums and service revenue written was $295 million and $929 million for the three months and nine months ended September 30, 2021, respectively, compared to $333 million and $917 million for the same periods in 2020. F&I premiums written decreased during the three months ended September 30, 2021, due to lower new retail vehicle sales driven by lower vehicle inventory levels, partially offset by higher rates, while the increase for the nine months ended September 30, 2021, was primarily due to strong new retail vehicle sales during the first half of the year and higher rates. P&C premiums written declined during the three months and nine months ended September 30, 2021, driven by lower dealer vehicle inventory levels resulting from lower manufacturer production levels, which have been impacted by supply chain disruptions including shortages of semiconductor chips. This decline in P&C premiums written was partially offset by lower dealer inventory reinsurance costs. While the severity and duration of these supply chain disruptions is not currently clear, we anticipate this will continue to result in lower written premium levels until industry dealer inventory levels recover.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents
Noninterest-bearing cash	$235	$189
Interest-bearing cash	641	579
Total cash and cash equivalents	876	768
Equity securities	1,023	1,064
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	254	56
U.S. States and political subdivisions	528	680
Foreign government	161	176
Agency mortgage-backed residential	678	719
Mortgage-backed residential	91	44
Corporate debt	1,892	1,914
Total available-for-sale securities	3,604	3,589
Total cash, cash equivalents, and securities	$5,503	$5,421
In addition to these cash and investment securities, the Insurance segment has an interest-bearing intercompany arrangement with the Corporate segment, callable on demand. The intercompany loan balance due to Insurance was $898 million and $830 million at September 30, 2021, and December 31, 2020, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2021	2020	Favorable/(unfavorable) % change	2021	2020	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$106	$121	(12)	$288	$386	(25)
Interest expense	70	91	23	206	288	28
Net financing revenue and other interest income	36	30	20	82	98	(16)
Gain on mortgage loans, net	18	34	(47)	73	60	22
Other income, net of losses	1	2	(50)	8	5	60
Total other revenue	19	36	(47)	81	65	25
Total net revenue	55	66	(17)	163	163	—
Provision for credit losses	2	—	n/m	(2)	4	150
Noninterest expense
Compensation and benefits expense	5	6	17	16	17	6
Other operating expenses	42	34	(24)	120	96	(25)
Total noninterest expense	47	40	(18)	136	113	(20)
Income from continuing operations before income tax expense	$6	$26	(77)	$29	$46	(37)
Total assets	$16,328	$15,503	5	$16,328	$15,503	5
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $6 million and $29 million for the three months and nine months ended September 30, 2021, respectively, compared to $26 million and $46 million for the three months and nine months ended September 30, 2020. The decrease for the for the three months ended September 30, 2021, was driven by a decline in net gains on the sale of mortgage loans, an increase in the provision for loan losses, and an increase in noninterest expense, partially offset by an increase in net financing revenue and other interest income. The decrease for the nine months ended September 30, 2021, was driven by a decline in net financing revenue and other interest income due to higher prepayment activity and an increase in noninterest expense, partially offset by higher net gains on the sale of mortgage loans and a decrease in the provision for credit losses.
Net financing revenue and other interest income was $36 million and $82 million for the three months and nine months ended September 30, 2021, respectively, compared to $30 million and $98 million for the three months and nine months ended September 30, 2020. The increase in net financing revenue and other interest income for the three months ended September 30, 2021, was primarily due to a decrease in interest expense partially offset by a decrease in financing revenue and other interest income driven by higher prepayment activity, resulting from a lower interest rate environment and associated accelerated premium amortization. The decrease in net financing revenue and other interest income for the nine months ended September 30, 2021, was primarily due to higher prepayment activity, driven by a lower interest rate environment which resulted in portfolio depletion and accelerated premium amortization. Premium amortization for loans purchased was $18 million and $77 million for the three months and nine months ended September 30, 2021, respectively, compared to $35 million and $88 million for the three months and nine months ended September 30, 2020. During the three months and nine months ended September 30, 2021, we purchased $1.2 billion and $3.1 billion of mortgage loans that were originated by third parties, respectively, compared to $659 million and $3.0 billion for the three months and nine months ended September 30, 2020. We originated $2.8 billion and $4.9 billion of mortgage loans held for investment during the three months and nine months ended September 30, 2021, respectively, compared to $441 million and $1.4 billion, during the three months and nine months ended September 30, 2020.
Gain on sale of mortgage loans, net, was $18 million and $73 million for the three months and nine months ended September 30, 2021, respectively, compared to $34 million and $60 million for the three months and nine months ended September 30, 2020. The decrease for the three months ended September 30, 2021, was primarily due to lower volumes for our conforming direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment provider. The increase for the nine months ended September 30, 2021, was driven by higher direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment provider. During the three months and nine months ended September 30, 2021, we originated $788 million and $2.6 billion of loans held for sale, compared to $845 million and $1.8 billion during the three months and nine months ended September 30, 2020.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The provision for credit losses increased $2 million for the three months ended September 30, 2021, and decreased $6 million for the nine months ended September 30, 2021, respectively, compared to the three months and nine months ended September 30, 2020. The increase in provision for credit losses for the three months ended September 30, 2021, was primarily driven by a reserve increase associated with portfolio growth. For the nine months ended September 30, 2021, the decrease in provision for credit losses was primarily driven by a reserve increase during the nine months ended September 30, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to a reserve decline during the nine months ended September 30, 2021, as the macroeconomic environment continued to recover. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense was $47 million and $136 million for the three months and nine months ended September 30, 2021, compared to $40 million and $113 million for the three months and nine months ended September 30, 2020. The increases were primarily driven by continued growth in direct-to-consumer mortgage originations.
The following table presents the total UPB of purchases and originations of consumer mortgages held for investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended September 30, 2021
740 +	$3,585	91
720–739	277	7
700–719	92	2
680–699	2	—
Total consumer mortgage financing volume	$3,956	100
Three months ended September 30, 2020
740 +	$929	84
720–739	95	9
700–719	68	6
680–699	6	1
660–679	2	—
Total consumer mortgage financing volume	$1,100	100
Nine months ended September 30, 2021
740 +	$7,299	91
720–739	559	7
700–719	189	2
680–699	2	—
Total consumer mortgage financing volume	$8,049	100
Nine months ended September 30, 2020
740 +	$3,769	85
720–739	399	9
700–719	251	6
680–699	17	—
660–679	2	—
Total consumer mortgage financing volume	$4,438	100

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
September 30, 2021
Adjustable-rate	$310	2	3.00%	$2	47.59%	760
Fixed-rate	15,632	98	3.27	115	57.76	776
Total	$15,942	100	3.27	$117	57.56	776
December 31, 2020
Adjustable-rate	$927	6	3.31%	$11	49.24%	773
Fixed-rate	13,516	94	3.85	178	60.89	776
Total	$14,443	100	3.81	$189	60.15	776
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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2021	2020	Favorable/(unfavorable) % change	2021	2020	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$83	$81	2	$244	$263	(7)
Interest on loans held-for-sale	3	3	—	8	8	—
Interest expense	9	9	—	27	51	47
Net financing revenue and other interest income	77	75	3	225	220	2
Total other revenue	16	9	78	75	28	168
Total net revenue	93	84	11	300	248	21
Provision for credit losses	5	1	n/m	5	140	96
Noninterest expense
Compensation and benefits expense	15	13	(15)	52	48	(8)
Other operating expenses	12	10	(20)	34	36	6
Total noninterest expense	27	23	(17)	86	84	(2)
Income from continuing operations before income tax expense	$61	$60	2	$209	$24	n/m
Total assets	$6,729	$5,995	12	$6,729	$5,995	12
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $61 million and $209 million for the three months and nine months ended September 30, 2021, compared to income earned of $60 million and $24 million for the three months and nine months ended September 30, 2020. The increases for the three months and nine months ended September 30, 2021, were primarily due to higher other revenue driven by increased investment gains and strong fee income generation as well as a higher provision for credit losses recognized during nine months ended September 30, 2020.
Net financing revenue and other interest income was $77 million and $225 million for the three months and nine months ended September 30, 2021, compared to $75 million and $220 million for the three months and nine months ended September 30, 2020. The increases for both the three months and nine months ended September 30, 2021, were primarily due to higher accelerated fee income related to loan prepayments and higher average assets from continued growth in the portfolio in 2021.
Other revenue increased $7 million and $47 million for the three months and nine months ended September 30, 2021, compared to the three months and nine months ended September 30, 2020. These increases were driven by $27 million in investment income as compared to investment losses of $9 million for the nine months ended September 30, 2020. Investment income included both realized gains and upward adjustments to the fair value of certain nonmarketable equity securities. The increases were also driven by higher syndication and fee income for the three months and nine months ended September 30, 2021, compared to the same periods in 2020.
The provision for credit losses increased $4 million for the three months ended September 30, 2021, and decreased $135 million for the nine months ended September 30, 2021, compared to the three months and nine months ended September 30, 2020. For the three months ended September 30, 2021, the increase was driven by higher provisions for specific loan exposures as well as reserve increases associated with portfolio growth, partially offset by lower non-specific reserve build driven by an improvement in the overall portfolio compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, the decrease in provision for credit losses was driven by a reserve increase during the nine months ended September 30, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to a reserve decline during the nine months ended September 30, 2021, as the macroeconomic environment continued to recover. Additionally, provision expense was lower as a result of higher recoveries and lower non-specific reserve build during the nine months ended September 30, 2021, compared with the prior year period. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Credit Portfolio
The following table presents loans held for sale, the amortized cost of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations.

($ in millions)	September 30, 2021	December 31, 2020
Loans held-for-sale, net	$215	$205
Finance receivables and loans	$6,609	$6,006
Unfunded lending commitments (a)	$4,647	$4,193
Total serviced loans	$10,061	$8,455
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

	September 30, 2021	December 31, 2020
Industry
Financial services	33.1%	22.8%
Health services	17.9	22.1
Services	16.8	19.6
Chemicals and metals	8.9	5.9
Automotive and transportation	8.3	10.1
Machinery, equipment, and electronics	6.0	5.8
Other manufactured products	2.0	3.1
Wholesale	1.9	2.3
Lumber and wood	1.5	2.4
Food and beverages	1.3	2.0
Retail trade	0.7	1.1
Construction	0.7	1.1
Other	0.9	1.7
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2021	2020	Favorable/(unfavorable) % change	2021	2020	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$(4)	$(4)	—	$(6)	$(11)	45
Interest on loans held-for-sale	1	1	—	2	1	100
Interest and dividends on investment securities and other earning assets	130	148	(12)	357	515	(31)
Interest on cash and cash equivalents	4	1	n/m	12	10	20
Other, net	—	(2)	100	—	(6)	100
Total financing revenue and other interest income	131	144	(9)	365	509	(28)
Interest expense
Original issue discount amortization (b)	54	12	n/m	135	34	n/m
Other interest expense (c)	(61)	147	141	(64)	558	111
Total interest expense	(7)	159	104	71	592	88
Net financing revenue (loss) and other interest income	138	(15)	n/m	294	(83)	n/m
Other revenue
Loss on mortgage and automotive loans, net	—	(1)	100	—	(25)	100
Loss on extinguishment of debt	(52)	(49)	(6)	(126)	(50)	(152)
Other gain on investments, net	22	5	n/m	47	87	(46)
Other income, net of losses	42	85	(51)	227	139	63
Total other revenue	12	40	(70)	148	151	(2)
Total net revenue	150	25	n/m	442	68	n/m
Provision for credit losses	16	18	11	20	43	53
Total noninterest expense (d)	143	105	(36)	501	360	(39)
Loss from continuing operations before income tax expense	$(9)	$(98)	91	$(79)	$(335)	76
Total assets	$47,156	$51,462	(8)	$47,156	$51,462	(8)
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
(d)Includes reductions of $290 million and $815 million for the three months and nine months ended September 30, 2021, respectively, and $234 million and $732 million for the three months and nine months ended September 30, 2020, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the scheduled remaining amortization of the original issue discount at September 30, 2021.

Year ended December 31, ($ in millions)	2021	2022	2023	2024	2025	2026 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$910	$859	$802	$738	$669	$—
Total amortization (b)	20	51	57	64	69	669	$930
(a)The maximum annual scheduled amortization for any individual year is $141 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax expense of $9 million and $79 million for the three months and nine months ended September 30, 2021, respectively, compared to a loss of $98 million and $335 million for the three months and nine months ended September 30, 2020. The decrease in loss was primarily driven by a decrease in total interest expense resulting from a lower interest rate environment, partially offset by a decrease in total financing revenue and other interest income for the three months and nine months ended, September 30, 2021.
Total financing revenue and other interest income was $131 million and $365 million for the three months and nine months ended September 30, 2021, respectively, compared to $144 million and $509 million for the three months and nine months ended September 30, 2020. The decreases were primarily driven by the impacts of a lower interest rate environment on the investment securities portfolio and on hedging activities.
Total interest expense decreased $166 million and $521 million for the three months and nine months ended September 30, 2021, respectively, compared to the three months and nine months ended September 30, 2020. The decreases were primarily driven by market and industry dynamics that drove a decrease in our deposit rates and other funding costs, and our continued shift to more cost-efficient deposit funding, as well as the residual impacts of our FTP methodology.
Total other revenue decreased $28 million and $3 million for the three months and nine months ended September 30, 2021, respectively, compared to the three months and nine months ended September 30, 2020. The decrease for the three months ended, September 30, 2021, was driven by a reduction in Corporate investment gains partially offset by other gains on investments, net. The decrease for the nine months ended, September 30, 2021, was primarily driven by $121 million of losses incurred for the partial redemption of the Series 2 TRUPs during the nine months ended September 30, 2021, as compared to a $48 million loss on the early repayment of 13 FHLB advances we elected to prepay and early terminate during the third quarter of 2020, and a reduction in other gains on investments, net. This decrease was partially offset by upward adjustments related to equity securities without a readily determinable fair value, and a loss on sale of mortgage and automotive loans during the nine months ended September 30, 2020.
The provision for credit losses decreased $2 million and $23 million for the three months and nine months ended September 30, 2021, respectively, compared to the three months and nine months ended September 30, 2020. For the nine months ended September 30, 2021, the decrease in provision for credit losses was primarily driven by a reserve increase related to Ally Lending during the nine months ended September 30, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to a reserve decline during the nine months ended September 30, 2021, as the macroeconomic environment continued to recover. Additionally, the decrease in provision for credit losses for the three months and nine months ended September 30, 2021, was favorably impacted by improved portfolio performance related to Ally Lending, partially offset by reserve increases related to continued portfolio growth within Ally Lending. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $38 million and $141 million for the three months and nine months ended September 30, 2021, respectively, as compared to the three months and nine months ended September 30, 2020. The increase for the three months ended September 30, 2021, was driven by increased expenses to support the growth of our consumer product suite, as we continue to make investments in our technology platform to enhance the customer experience and expand our digital capabilities and portfolio of products, as well as $54 million of contributions to the Ally Charitable Foundation during the nine months ended September 30, 2021. The increase in noninterest expense was partially offset by a goodwill impairment charge of $50 million related to Ally Invest for the nine months ended September 30, 2020.
Total assets were $47.2 billion as of September 30, 2021, compared to $51.5 billion as of September 30, 2020. This decrease was primarily the result of a reduction in our total cash and cash equivalents portfolio. As of September 30, 2021, the amortized cost of the legacy mortgage portfolio was $396 million, compared to $904 million at September 30, 2020.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents
Noninterest-bearing cash	$378	$512
Interest-bearing cash	9,638	14,318
Total cash and cash equivalents	10,016	14,830
Equity securities	8	—
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,489	747
U.S. States and political subdivisions	330	415
Agency mortgage-backed residential	19,028	17,869
Mortgage-backed residential	3,388	2,596
Agency mortgage-backed commercial	4,736	4,189
Asset-backed	547	425
Total available-for-sale securities	29,518	26,241
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,193	1,331
Total held-to-maturity securities	1,193	1,331
Total cash, cash equivalents, and securities	$40,735	$42,402
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

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Trading days (a)	64.0	63.0	61.0	63.0	64.0
Average customer trades per day for the three months ended, (in thousands)	40.8	48.5	80.9	60.1	58.7
Funded accounts (b) (in thousands)	503	495	484	457	445
Total net customer assets (b) ($ in millions)	$16,290	$16,444	$15,199	$14,017	$11,498
Total customer cash balances (b) ($ in millions)	$2,175	$2,166	$2,149	$2,178	$1,946
(a)Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across both the brokerage and managed portfolios.
During the three months ended September 30, 2021, declining market volatility and customer engagement drove lower account openings and trade activity. Total funded accounts increased 2% from the prior quarter and increased 13% from the third quarter of 2020. Average customer trades per day decreased 16% from the prior quarter, and 30% from the third quarter of 2020, driven primarily by declining market volatility as overall trade activity approached pre-pandemic levels. Additionally, net customer assets decreased 1% from the prior quarter and increased 42% from the third quarter of 2020, as a result of equity market appreciation and increased customer account openings.

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

	Three months ended September 30, 2021		Three months ended September 30, 2020		Nine months ended September 30, 2021		Nine months ended September 30, 2020
($ in millions)	Volume	Average FICO®	Volume	Average FICO®	Volume	Average FICO®	Volume	Average FICO®
Total consumer unsecured originations (a)	$362	733	$181	736	$872	737	$326	735
(a)Includes acquired loans, for which we have elected the fair value option measurement.
During the three months and nine months ended September 30, 2021, consumer unsecured originations increased $181 million and $546 million, respectively, to $362 million and $872 million, respectively, as compared to the three months and nine months ended September 30, 2020. We continue to expand our relationships across all verticals, including the home improvement and medical segments.
The carrying value of our consumer unsecured portfolio was $836 million at September 30, 2021, compared to $327 million at September 30, 2020, while the associated yield was 13.86% and 14.32% for the three months and nine months ended September 30, 2021, as compared to 17.77% and 15.80% for the three months and nine months ended September 30, 2020, respectively.

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
•Internal audit — Provides its own independent assessments regarding the quality of our loan portfolios as well as the effectiveness of our risk management, internal controls, and governance. Internal audit includes Audit Services and the Loan Review Group.
Our risk-management framework is overseen by the RC of our Board. The RC sets the risk appetite across our company while risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. Our primary types of risks include credit risk, insurance/underwriting risk, liquidity risk, market risk, business/strategic risk, reputation risk, operational risk, information technology/security risk, compliance risk, and conduct risk. For more information on our risk management process, refer to the Risk Management MD&A section of our 2020 Annual Report on Form 10-K.
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
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities.

($ in millions)	September 30, 2021	December 31, 2020
Finance receivables and loans
Automotive Finance	$90,348	$96,809
Mortgage Finance	16,059	14,632
Corporate Finance	6,609	6,006
Corporate and Other (a)	1,455	1,087
Total finance receivables and loans	114,471	118,534
Loans held-for-sale
Mortgage Finance (b)	102	91
Corporate Finance	215	205
Corporate and Other	139	110
Total loans held-for-sale	456	406
Total on-balance-sheet loans	114,927	118,940
Operating lease assets
Automotive Finance	10,969	9,639
Total loan and operating lease exposure	$125,896	$128,579
(a)Includes $396 million and $495 million of consumer mortgage loans in our legacy mortgage portfolio at September 30, 2021, and December 31, 2020, respectively.
(b)Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.
The risks inherent in our loan and operating lease exposures are largely driven by changes in the overall economy, used vehicle and housing prices, unemployment levels, real personal income, and their impact on our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain most of our consumer automotive loans as they complement our core business model, but we do sell loans from time to time on an opportunistic basis. We ultimately manage the associated risks based on the underlying economics of the exposure. Our operating lease residual risk may be more volatile than credit risk in stressed macroeconomic scenarios. While all operating leases are exposed to potential reductions in used vehicle values, only loans where we take possession of the vehicle are affected by potential reductions in used vehicle values.

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
We manage credit risk based on the risk profile of the borrower, the source of repayment, the underlying collateral, and current market conditions. We monitor the credit risk profile of individual borrowers, various segmentations (for example, geographic region, product type, industry segment), as well as the aggregate portfolio. We perform quarterly analyses of the consumer automotive, consumer mortgage, consumer other, and commercial portfolios to assess the adequacy of the allowance for loan losses based on historical and current trends. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. The U.S. economy has started to recover from shutdowns that resulted from the COVID-19 pandemic. After peaking at 14.7%, as adjusted, in April 2020, the unemployment rate declined to 4.8% as of September 30, 2021. As a result of the economic disruption from COVID-19, sales of light motor vehicles fell to an annual pace of 8.7 million in April 2020, a 49-year low, before rising to an average 13.3 million annual pace during the three months ended September 30, 2021. Sales slowed in June 2021 amid low new vehicle inventories. These low inventories have also caused used vehicle values to rise, as further described in the section below titled Operating Lease Vehicle Terminations and Remarketing. Additionally, used vehicle values may also be impacted by changes in customer preferences, including alternative transportation methods such as public transportation, vehicle sharing, and ride hailing.
Consumer Credit Portfolio
During the three months and nine months ended September 30, 2021, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations, as well as point-of-sale personal lending through Ally Lending. Additionally, credit performance of the consumer loan portfolio was impacted by fiscal and monetary stimulus deployed by governmental authorities to partially mitigate the adverse effects from the COVID-19 pandemic on households and businesses. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 11.3% and 11.7% of our total consumer automotive loans at September 30, 2021, and December 31, 2020, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Consumer automotive (c) (d)	$77,761	$73,668	$1,015	$1,256	$—	$—
Consumer mortgage
Mortgage Finance	16,059	14,632	45	67	—	—
Mortgage — Legacy	396	495	24	35	—	—
Total consumer mortgage	16,455	15,127	69	102	—	—
Consumer other (e)	828	399	3	3	—	—
Total consumer finance receivables and loans	$95,044	$89,194	$1,087	$1,361	$—	$—
(a)Includes nonaccrual TDR loans of $681 million and $745 million at September 30, 2021, and December 31, 2020, respectively.
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
(d)Includes outstanding CSG loans of $8.5 billion and $8.2 billion at September 30, 2021, and December 31, 2020, respectively, and RV loans of $823 million and $1.1 billion at September 30, 2021, and December 31, 2020, respectively.
(e)Excludes finance receivables of $8 million at both September 30, 2021, and December 31, 2020, for which we have elected the fair value option.
Total consumer finance receivables and loans increased $5.8 billion at September 30, 2021, compared with December 31, 2020. The increase consists of $4.1 billion of consumer automotive finance receivables and loans, $1.3 billion of consumer mortgage finance receivables and loans and $429 million of consumer other finance receivables and loans. The increase was primarily due to an increase in consumer automotive finance receivables and loans primarily related to continued momentum in our used vehicle lending, as well as an increase in consumer mortgage finance receivables and loans as a result of bulk loan purchases and direct-to-consumer origination volume which exceeded loan pay-offs. Growth in consumer other finance receivables and loans was related to Ally Lending loan originations which outpaced portfolio runoff.
Total consumer nonperforming finance receivables and loans at September 30, 2021, decreased $274 million to $1.1 billion from December 31, 2020. The decrease in our consumer automotive loan portfolio was in line with expectations while the decrease in our consumer mortgage portfolio was driven by strong consumer payment activity due to favorable macroeconomic conditions. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.1% and 1.5% at September 30, 2021, and December 31, 2020, respectively.
Total consumer TDRs outstanding at September 30, 2021, increased $235 million since December 31, 2020, to $2.2 billion. Results primarily reflect a $239 million increase in our consumer automotive loan portfolio. This increase is driven by an increase in deferrals offered through our established risk management policies and practices to customers subsequent to a COVID-19 deferral, where the loan modification in connection with other factors resulted in a TDR classification. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Consumer automotive loans accruing and past due 30 days or more decreased $407 million to $1.4 billion at September 30, 2021, compared to December 31, 2020, which was in line with expectations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Consumer automotive	$51	$117	0.3%	0.6%	$143	$516	0.3%	0.9%
Consumer mortgage
Mortgage Finance	—	1	—	—	2	1	—	—
Mortgage — Legacy	(2)	(2)	(1.8)	(0.6)	(6)	(6)	(1.8)	(0.7)
Total consumer mortgage	(2)	(1)	—	—	(4)	(5)	—	—
Consumer other	5	2	2.8	3.4	17	10	4.0	5.6
Total consumer finance receivables and loans	$54	$118	0.2	0.5	$156	$521	0.2	0.8
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held for sale during the period for each loan category.
Our net charge-offs from total consumer finance receivables and loans were $54 million and $156 million for the three months and nine months ended September 30, 2021, compared to $118 million and $521 million for the three months and nine months ended September 30, 2020. Net charge-offs for our consumer automotive portfolio decreased by $66 million and $373 million for the three months and nine months ended September 30, 2021, driven by strong payment performance, elevated recoveries, and lower loss severity as a result of elevated used vehicle values. While economic conditions have improved since the beginning of the pandemic, and we have taken a number of actions including the utilization of loan modification programs to support our customers and manage credit risk, we may incur higher net charge-offs in future periods as a result of continued economic dislocation resulting from the impacts of COVID-19.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans and loans held for sale during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Consumer automotive	$11,025	$8,425	$30,946	$22,604
Consumer mortgage (a)	3,553	1,286	7,559	3,241
Consumer other (b)	362	181	872	326
Total consumer loan originations	$14,940	$9,892	$39,377	$26,171
(a)Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $788 million and $2.6 billion of loans originated as held for sale for the three months and nine months ended September 30, 2021, respectively, and $845 million and $1.8 billion for the three months and nine months ended September 30, 2020, respectively.
(b)Includes acquired loans related to our Ally Lending business, for which we have elected the fair value option measurement.
Total consumer loan originations increased $5.0 billion and $13.2 billion for the three months and nine months ended September 30, 2021, compared to the three months and nine months ended September 30, 2020. The increase for the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to increased financed transaction amounts and application flow and decisioning speeds in the consumer automotive portfolio. The increase for the nine months ended September 30, 2021, as compared to the same period in 2020, was driven by increased consumer demand, higher financed transaction amounts, and increased application flow and decisioning speeds in the consumer automotive portfolio. The increases for the three months and nine months ended September 30, 2021, were also impacted by growth in the direct-to-consumer mortgage business driven by the lower interest rate environment. Additionally, originations for the three months and nine months ended September 30, 2020, were impacted by the COVID-19 pandemic that temporarily shut down or restricted operations at automotive dealers. These restrictions, along with the industry-wide halt of new vehicle production, drove a significant decrease in industry automotive light vehicle sales.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table shows the percentage of consumer automotive and consumer mortgage finance receivables and loans by state concentration based on amortized cost. Total consumer automotive loans were $77.8 billion and $73.7 billion at September 30, 2021, and December 31, 2020, respectively. Total consumer mortgage loans were $16.5 billion and $15.1 billion at September 30, 2021, and December 31, 2020, respectively.

	September 30, 2021 (a)		December 31, 2020
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.7%	38.4%	8.6%	34.3%
Texas	12.8	7.4	12.5	8.0
Florida	9.2	6.3	8.8	5.5
Pennsylvania	4.4	2.3	4.5	2.0
Georgia	4.0	3.0	3.9	3.1
North Carolina	4.1	1.7	4.1	2.3
Illinois	3.8	3.3	4.0	3.0
New York	3.2	2.3	3.2	3.4
Ohio	3.4	0.5	3.5	0.5
New Jersey	3.0	2.4	2.9	2.2
Other United States	43.4	32.4	44.0	35.7
Total consumer loans	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at September 30, 2021.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 25.8% and 24.7% of our total outstanding consumer finance receivables and loans at September 30, 2021, and December 31, 2020, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed consumer automotive loan assets in our Automotive Finance operations were $100 million at September 30, 2021, and foreclosed mortgage assets were $1 million at September 30, 2021.
Commercial Credit Portfolio
During the three months and nine months ended September 30, 2021, the credit performance of the commercial portfolio remained strong as nonperforming finance receivables and loans as well as our net charge-offs remained low. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Commercial and industrial
Automotive	$8,772	$19,082	$32	$40	$—	$—
Other (c)	5,859	5,242	163	116	—	—
Commercial real estate	4,788	5,008	3	5	—	—
Total commercial finance receivables and loans	$19,419	$29,332	$198	$161	$—	$—
(a)Includes nonaccrual TDR loans of $130 million and $125 million at September 30, 2021, and December 31, 2020, respectively.
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
Total commercial finance receivables and loans outstanding decreased $9.9 billion from December 31, 2020, to $19.4 billion at September 30, 2021. Results primarily reflect a $10.3 billion decrease in our commercial automotive loan portfolio within the commercial and industrial receivables class due to lower dealer inventory levels, driven by strong consumer demand for vehicles that outpaced lower automotive production levels due to the global semiconductor chip shortage. This decrease was also driven by a $220 million decline in our commercial real estate portfolio. These decreases were partially offset by a $617 million increase to commercial other loans within the commercial and industrial portfolio class, driven primarily by asset-based lending, mostly through our Corporate Finance lender finance vertical, which provides asset managers with partial funding for their direct lending activities.
Total commercial nonperforming finance receivables and loans were $198 million at September 30, 2021, reflecting an increase of $37 million compared to December 31, 2020. The increase was primarily due to the downgrade of two exposures to nonaccrual status within commercial other in our commercial and industrial portfolio class. This increase was partially offset by a decrease due to lower dealer inventory levels in our commercial automotive portfolio driven by lower production levels due to the global semiconductor chip shortage. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans increased to 1.0% at September 30, 2021, compared to 0.5% at December 31, 2020.
Total commercial TDRs outstanding at September 30, 2021, increased $37 million since December 31, 2020, to $240 million. The increase was primarily driven by the restructuring of one exposure and an increase in the outstanding balance of an existing TDR within commercial other in our commercial and industrial portfolio class. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs		Net charge-off ratios (a)		Net charge-offs		Net charge-off ratios (a)
($ in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Commercial and industrial
Automotive	$—	$4	—%	0.1%	$—	$7	—%	—%
Other	—	—	—	—	10	38	0.3	0.9
Total commercial finance receivables and loans	$—	$4	—	0.1	$10	$45	0.1	0.2
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held for sale during the period for each loan category.
Our net charge-offs from total commercial finance receivables and loans were $0 million and $10 million for the three months and nine months ended September 30, 2021, respectively, compared to net charge-offs of $4 million and $45 million for the three months and nine months ended September 30, 2020, respectively. The decrease for the three months ended September 30, 2021, was primarily driven by the charge-offs of two exposures in our commercial automotive portfolio during the three months ended September 30, 2020. The decrease for the nine months ended September 30, 2021, was primarily driven by our Corporate Finance portfolio and included the partial net charge-off of two exposures in 2021. These charge-offs were lower than the total charge-offs related to two exposures, including the full charge-off of one exposure during the nine months ended September 30, 2020. This decrease was also impacted by the charge-offs of four exposures in our commercial automotive portfolio during the nine months ended September 30, 2020.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $4.8 billion and $5.0 billion at September 30, 2021, and December 31, 2020, respectively.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

	September 30, 2021	December 31, 2020
Florida	15.8%	13.3%
Texas	14.8	13.0
California	8.2	7.9
North Carolina	5.7	5.5
Michigan	5.6	7.7
New York	5.1	5.6
Georgia	3.5	3.6
Utah	3.3	3.0
Illinois	2.8	2.8
Missouri	2.3	2.0
Other United States	32.9	35.5
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures decreased $2.2 billion from December 31, 2020, to $1.8 billion at September 30, 2021. The decrease was primarily due to lower dealer inventory levels in our commercial automotive portfolio driven by continued lower production levels as automotive manufacturers work to return to pre-pandemic levels. This decrease was also driven by a lower number of special mention accounts within commercial other in our commercial and industrial receivables class.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

	September 30, 2021	December 31, 2020
Industry
Automotive	50.8%	67.7%
Health/Medical	14.0	7.3
Services	12.1	5.8
Other	23.1	19.2
Total commercial criticized finance receivables and loans	100.0%	100.0%
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
•a 12-month reasonable and supportable forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 24-month period; and

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
•data from the historical mean will be calculated from January 2008 through the most current period available which includes data points from the most recent recessionary period.
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
Through September 2021, forecasted economic variables utilized in our quantitative allowance processes were updated to reflect the current macroeconomic environment and our future expectations which included (but were not limited to) the following: the unemployment rate declining to approximately 4% in the third quarter of 2022, before reverting to the historical mean of approximately 7% by August 2024, deceleration of GDP growth as measured on a quarter-over-quarter seasonally adjusted annualized rate basis, and new light vehicle sales on a seasonally adjusted annualized rate basis nearing approximately 17 million units in mid-2022. Given the stabilization in the macroeconomic environment during the three months ended September 30, 2021, changes in the macroeconomic variables did not have a significant impact on the allowance for loan losses through our quantitative reserving process. We continue to utilize our qualitative allowance framework to reassess and adjust management reserve levels to account for ongoing uncertainty and volatility in the macroeconomic environment, including the global supply chain and manufacturing challenges, workforce participation, inflation, and other complexities stemming from the COVID-19 pandemic. Our overall allowance for loan losses increased $22 million from the prior quarter to $3.1 billion at September 30, 2021, representing 2.8% as a percentage of total finance receivables as of September 30, 2021, compared to 2.8% as of June 30, 2021, and 2.8% as of March 31, 2021.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

Three months ended September 30, 2021 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at July 1, 2021	$2,802	$24	$72	$2,898	$228	$3,126
Charge-offs (a)	(211)	(2)	(5)	(218)	—	(218)
Recoveries	160	4	—	164	—	164
Net charge-offs	(51)	2	(5)	(54)	—	(54)
Provision due to change in portfolio size	69	5	22	96	—	96
Provision due to incremental charge-offs	51	(2)	5	54	—	54
Provision due to all other factors	(61)	(4)	(8)	(73)	(1)	(74)
Total provision for credit losses (b)	59	(1)	19	77	(1)	76
Allowance at September 30, 2021	$2,810	$25	$86	$2,921	$227	$3,148
Net charge-offs to average finance receivables and loans outstanding for the three months ended September 30, 2021	0.3%	(0.1)%	2.8%	0.2%	—%	0.2%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2021	13.6	(2.5)	4.2	13.4	n/m	14.5
n/m = not meaningful
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Consumer mortgage provision benefit includes $3 million related to our legacy mortgage portfolio and provision expense of $2 million related to mortgage finance. Commercial provision benefit includes a provision benefit of $5 million related to commercial automotive and $2 million related to commercial real estate, and a provision expense of $6 million related to commercial other within the commercial and industrial portfolio class.

Nine months ended September 30, 2021 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at January 1, 2021	$2,902	$33	$73	$3,008	$275	$3,283
Charge-offs (a)	(678)	(6)	(18)	(702)	(21)	(723)
Recoveries	535	10	1	546	11	557
Net charge-offs	(143)	4	(17)	(156)	(10)	(166)
Provision due to change in portfolio size	160	3	57	220	(16)	204
Provision due to incremental charge-offs	143	(4)	17	156	10	166
Provision due to all other factors	(252)	(11)	(44)	(307)	(32)	(339)
Total provision for credit losses (b)	51	(12)	30	69	(38)	31
Allowance at September 30, 2021	$2,810	$25	$86	$2,921	$227	$3,148
Net charge-offs to average finance receivables and loans outstanding for the nine months ended September 30, 2021	0.3%	—%	4.0%	0.2%	0.1%	0.2%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2021	14.7	(4.2)	3.7	14.0	16.0	14.2
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Consumer mortgage provision benefit includes $2 million related to mortgage finance and $10 million related to our legacy mortgage portfolio. Commercial provision benefit includes a provision benefit of $27 million related to commercial automotive and $18 million related to commercial real estate, and a provision expense of $7 million related to commercial other within the commercial and industrial portfolio class.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Three months ended September 30, 2020 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at July 1, 2020	$2,963	$42	$49	$3,054	$300	$3,354
Charge-offs (a)	(269)	(4)	(2)	(275)	(4)	(279)
Recoveries	152	5	—	157	—	157
Net charge-offs	(117)	1	(2)	(118)	(4)	(122)
Provision due to change in portfolio size	45	(3)	18	60	(1)	59
Provision due to incremental charge-offs	117	(1)	2	118	4	122
Provision due to all other factors	(28)	1	—	(27)	(7)	(34)
Total provision for credit losses (b)	134	(3)	20	151	(4)	147
Other	2	(1)	—	1	(1)	—
Allowance at September 30, 2020	$2,982	$39	$67	$3,088	$291	$3,379
Net charge-offs to average finance receivables and loans outstanding for the three months ended September 30, 2020	0.6%	—%	3.4%	0.5%	0.1%	0.4%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2020	6.4	(10.1)	7.1	6.5	18.3	6.9
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Consumer mortgage provision expense includes a provision benefit of $3 million related to our legacy mortgage portfolio. Commercial provision expense includes $2 million related to commercial other within the commercial and industrial portfolio class, and a provision benefit of $6 million related to commercial real estate.

Nine months ended September 30, 2020 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at December 31, 2019	$1,075	$46	$9	$1,130	$133	$1,263
Cumulative effect of the adoption of Accounting Standards Update 2016-13	1,334	(6)	16	1,344	2	1,346
Allowance at January 1, 2020	$2,409	$40	$25	$2,474	$135	$2,609
Charge-offs (a)	(887)	(9)	(11)	(907)	(47)	(954)
Recoveries	371	14	1	386	2	388
Net charge-offs	(516)	5	(10)	(521)	(45)	(566)
Provision due to change in portfolio size	49	(3)	22	68	(15)	53
Provision due to incremental charge-offs	516	(5)	10	521	45	566
Provision due to all other factors	523	3	19	545	173	718
Total provision for credit losses (b)	1,088	(5)	51	1,134	203	1,337
Other	1	(1)	1	1	(2)	(1)
Allowance at September 30, 2020	$2,982	$39	$67	$3,088	$291	$3,379
Net charge-offs to average finance receivables and loans outstanding for the nine months ended September 30, 2020	0.9%	—%	5.6%	0.8%	0.2%	0.6%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2020	4.3	(6.1)	5.0	4.4	4.8	4.5
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
September 30, 2021
Allowance for loan losses to finance receivables and loans outstanding (a)	3.6%	0.2%	10.3%	3.1%	1.2%	2.8%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	276.8%	36.3%	n/m	268.6%	114.5%	244.8%
September 30, 2020
Allowance for loan losses to finance receivables and loans outstanding (a)	4.0%	0.2%	20.9%	3.4%	1.0%	2.9%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	236.2%	49.3%	n/m	230.0%	193.8%	226.3%
n/m = not meaningful
(a)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.
The allowance for consumer loan losses as of September 30, 2021, decreased $167 million compared to September 30, 2020, reflecting decreases of $172 million in the consumer automotive allowance and $14 million in the consumer mortgage allowance, partially offset by an increase of $19 million in the consumer other allowance. The decreases in both our consumer automotive and consumer mortgage allowance were primarily driven by reserve declines associated with improvement in the macroeconomic environment as the economy has continued to recover, partially offset by higher reserves resulting from continued portfolio growth. The increase in the consumer other allowance was primarily driven by continued growth in Ally Lending, partially offset by reserve declines associated with improvement in the macroeconomic environment.
The allowance for commercial loan losses as of September 30, 2021, decreased $64 million compared to September 30, 2020. The decrease was primarily driven by reserve declines within our commercial automotive portfolio associated with improvement in the macroeconomic environment as the economy has continued to recover, as well as reserve decreases due to lower commercial automotive portfolio balances for the three months and nine months ended September 30, 2021.
The provision for consumer credit losses decreased $74 million and $1.1 billion for the three months and nine months ended September 30, 2021, respectively, compared to the three months and nine months ended September 30, 2020. For the nine months ended September 30, 2021, the decrease in provision for consumer credit losses was primarily driven by a reserve increase within the consumer automotive portfolio during the nine months ended September 30, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to a reserve decline during the nine months ended September 30, 2021, as the macroeconomic environment continued to recover. Additionally, provision decreases during the three months and nine months ended September 30, 2021, were driven by lower net charge-offs in our consumer automotive portfolio as we continue to experience strong credit performance driven by favorable economic and operating conditions.
The provision for commercial credit losses increased $3 million and decreased $241 million for the three months and nine months ended September 30, 2021, respectively, compared to the three months and nine months ended September 30, 2020. The increase in provision for commercial credit losses for the three months ended September 30, 2021, was driven by higher specific reserves within our other commercial and industrial portfolio. For the nine months ended September 30, 2021, the decrease in provision for commercial credit losses was primarily driven by a reserve increase within the commercial automotive and other commercial and industrial portfolios during the nine months ended September 30, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to a reserve decline during the same period in 2021, as the macroeconomic environment continued to recover.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2021			2020
September 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$2,810	3.6	89.3	$2,982	4.0	88.2
Consumer mortgage
Mortgage Finance	17	0.1	0.5	20	0.1	0.6
Mortgage — Legacy	8	2.0	0.3	19	2.1	0.6
Total consumer mortgage	25	0.2	0.8	39	0.2	1.2
Consumer other	86	10.3	2.7	67	20.9	2.0
Total consumer loans	2,921	3.1	92.8	3,088	3.4	91.4
Commercial
Commercial and industrial
Automotive	15	0.2	0.5	59	0.3	1.8
Other	169	2.9	5.3	181	3.5	5.3
Commercial real estate	43	0.9	1.4	51	1.1	1.5
Total commercial loans	227	1.2	7.2	291	1.0	8.6
Total allowance for loan losses	$3,148	2.8	100.0	$3,379	2.9	100.0
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
We continue to make progress on our transition efforts, including the development of new products and agreements that utilize alternative reference rates, such as Prime and SOFR. Additionally, we continue to reduce our LIBOR exposure through strategic actions. For example, in the second quarter of 2021, we executed the sale of a portion of our adjustable-rate mortgage loans that were tied to LIBOR, and redeemed a portion of our Series 2 TRUPS with an interest rate linked to LIBOR. In the third quarter of 2021, we advanced our efforts of transitioning existing bilateral lending arrangements from LIBOR to alternative rates, and commenced direct-to-consumer mortgage lending in our held-for-investment channel using an alternative rate. In October 2021, we redeemed all remaining Series 2 TRUPS.
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
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following 12 months. We test a number of alternative rate scenarios, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types. Relative to our baseline forecast, our net financing revenue over the next 12 months is expected to decrease by $29 million if interest rates remain unchanged.
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various shocks to the implied market forward curve as of September 30, 2021, and December 31, 2020.

	September 30, 2021		December 31, 2020
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$82	$(69)	$70	$64
+100 basis points	70	53	32	68
-25 basis points (b)	(27)	(54)	(3)	(40)
(a)Gradual changes in interest rates are recognized over 12 months.
(b)Our models currently assume rates do not go below zero.
The implied forward rate curve was steeper at September 30, 2021, as interest rates were at or near historical lows across the curve on December 31, 2020. The impact of this change is reflected in our baseline net financing revenue projections. As of September 30, 2021, we expect an upward instantaneous interest rate shock scenario to have a modest impact to the baseline forecast as the repricing of our asset base, combined with the benefit of our pay fixed swap position, is expected to largely offset assumed repricing of our liabilities, primarily deposits.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. However in certain instances, some automotive manufacturers have provided their guarantee for portions of our residual exposure, as further described in Note 8 to the Condensed Consolidated Financial Statements. Our operating lease portfolio, net of accumulated depreciation was $11.0 billion and $9.6 billion as of September 30, 2021, and December 31, 2020, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $8.7 billion and $7.9 billion as of September 30, 2021, and December 31, 2020, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A in our 2020 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Off-lease vehicles terminated (in units)	34,475	28,917	99,731	76,121
Average gain per vehicle ($ per unit)	$2,495	$2,437	$2,793	$810
Method of vehicle sales
Auction
Internet	19%	53%	33%	57%
Physical	5	8	8	10
Sale to dealer, lessee, and other	76	39	59	33
We recognized an average gain per vehicle of $2,495 and $2,793 for the three months and nine months ended September 30, 2021, respectively, compared to an average gain per vehicle of $2,437 and $810 for the same period in 2020. The increases in remarketing performance were primarily due to continued new vehicle supply constraints coupled with increased demand for used vehicles, despite downward adjustments to the rate of depreciation expense in recent periods. The number of off-lease vehicles remarketed during the three months and nine months ended September 30, 2021, increased 19% and 31%, respectively, compared to the same periods in 2020, primarily due to impacts of the COVID-19 pandemic which reduced vehicle remarketing activity at auction sites and lowered dealer demand in the first two quarters of 2020, as well as increases in demand for used vehicles in recent periods. The remarketing channel mix for dealer and lessee buyouts increased during the three months and nine months ended September 30, 2021, primarily due to supply constraints increasing dealer demand for off-lease vehicles, as well as increases in new vehicle prices that are causing a shift in consumer preference. The shift in off-lease vehicle disposition mix is expected to continue in the near term and may limit our ability to optimize remarketing proceeds.
Operating Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. Our exposure to Stellantis vehicles represented approximately 82% and 90% of our operating lease units as of September 30, 2021, and 2020, respectively.
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

September 30,	2021	2020
Sport utility vehicle	58%	57%
Truck	34	34
Car	8	9
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
•Submitted our inaugural CDP (formally the Carbon Disclosure Project) climate change questionnaire in July 2021.
•Initiated a formal ESG Stakeholder Assessment that includes customers, investors, community partners, local governments and employees to gain perspective on ESG priorities and their importance to Ally.
•Executed Ally’s carbon neutrality strategy for 2020 Scope I and II emissions through a combined purchase of carbon offsets and Green-e Energy Certified renewable energy credits.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes our total available liquidity.

($ in millions)	September 30, 2021	December 31, 2020
Unencumbered highly liquid securities (a)	$26,650	$24,763
Liquid cash and equivalents	10,129	14,945
Committed secured credit facilities
Total capacity (b)	75	560
Outstanding	—	—
Unused capacity (c)	75	560
Total available liquidity	$36,854	$40,268
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
•We prepaid $161 million of unsecured term notes during the nine months ended September 30, 2021, as we continue to shift our overall funding toward more cost-effective funding.
•On April 22, 2021, we issued $1.35 billion of preferred stock, Series B, and used the proceeds to redeem $1.4 billion, or 56,000,000 shares of the Series 2 TRUPS outstanding, effective May 24, 2021.
•On June 2, 2021, we issued $1.0 billion of preferred stock, Series C, and used the proceeds to redeem an additional $1.04 billion, or 41,600,000 shares of the Series 2 TRUPS outstanding, effective July 2, 2021. On September 15, 2021, we announced our intent to redeem the remaining $191 million or 7,650,000 shares of the Series 2 TRUPS outstanding. The redemption was effectuated on October 15, 2021.
•Our total capacity in committed secured credit facilities was reduced by $485 million during the nine months ended September 30, 2021, as we continue to shift our overall funding toward a greater mix of cost-effective deposit funding.
•On November 2, 2021, we issued $750 million of senior unsecured notes maturing November 2028, which provided additional liquidity at Ally Financial.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	September 30, 2021		December 31, 2020
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Deposits	$139,444	90	$137,036	85
Debt
Secured financings	6,091	4	9,992	6
Institutional term debt	8,633	6	11,654	7
Retail debt programs (a)	222	—	2,496	2
Total debt (b)	14,946	10	24,142	15
Total on-balance-sheet funding	$154,390	100	$161,178	100
(a)Includes $222 million and $360 million of retail term notes at September 30, 2021, and December 31, 2020, respectively.
(b)Includes hedge basis adjustment as described in Note 18 to the Condensed Consolidated Financial Statements.
Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at September 30, 2021.
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
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Total primary retail deposit customers (in thousands)	2,448	2,394	2,334	2,250	2,211
Deposits ($ in millions)
Retail	$131,590	$129,222	$128,370	$124,357	$120,789
Brokered (a)	5,667	7,787	11,060	12,551	13,990
Other (b)	2,187	2,095	155	128	159
Total deposits	$139,444	$139,104	$139,585	$137,036	$134,938
(a)Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.9 billion as of both March 31,2021, and December 31, 2020, and $1.8 billion as of September 30, 2020.
(b)Other deposits include mortgage escrow and other deposits. Additionally, beginning on June 30, 2021, other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $2.0 billion as of September 30, 2021, and $1.9 billion as of June 30, 2021, driven by revisions to brokered-deposit regulations by the FDIC.
During the first nine months of 2021, our total deposit base grew $2.4 billion and we added approximately 197,000 retail deposit customers, ending with 2.4 million retail deposit customers as of September 30, 2021. The growth in total deposits has been driven by strong growth in retail deposits, partially offset by a reduction in brokered deposits. Total retail deposits increased $7.2 billion during the nine months ended September 30, 2021, primarily within our online savings product, bringing the total retail deposits portfolio to $131.6 billion as of September 30, 2021. Strong customer acquisition and retention rates, reflecting the strength of the brand, continue to drive the growth in retail deposits.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
We continue to be recognized for the experience and value we provide our customers. In 2021, Ally Bank’s checking account earned national Bank On certification from the Cities for Financial Empowerment Fund (CFE). The organization recognized Ally’s existing checking account, which goes above and beyond CFE criteria, for providing lower- and moderate-income consumers with a safe, affordable path to join the financial mainstream and achieve financial stability. In October 2021, MONEY® Magazine named Ally to its “Best Online Bank” list for the fourth consecutive year, as well as the ninth time in the past eleven years, and in June 2021, Kiplinger named Ally Bank the “Best Internet Bank” for the fifth consecutive year. For additional information on our deposit funding by type, refer to Note 11 to the Condensed Consolidated Financial Statements.
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
We manage securitization execution risk by maintaining a diverse domestic and foreign investor base and available capacity from committed secured credit facilities provided by banks. Our ability to access the unused capacity in these facilities depends on the availability of eligible assets to collateralize the incremental funding and, in some instances, on the execution of interest rate hedges. We maintain bilateral facilities, which fund our Automotive Finance operations. The facilities can be revolving in nature—generally having an original tenor ranging from 364 days to two years and allowing for additional funding during the commitment period—or they can be amortizing and not allow for any further funding after the commitment period. At September 30, 2021, all of our $75 million of capacity was revolving with a remaining tenor greater than 364 days.
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage finance receivables and loans and investment securities. As of September 30, 2021, we had pledged $16.4 billion of assets to the FHLB resulting in $12.5 billion in total funding capacity with $4.7 billion of debt outstanding.
At September 30, 2021, $26.8 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $222 million of retail term notes outstanding at September 30, 2021. In November 2021, we issued $750 million of senior unsecured notes maturing November 2028. In 2020, we accessed the unsecured debt capital markets four times, and collectively raised $2.8 billion through the issuance of senior notes composed of institutional term debt. We have also historically obtained unsecured funding from the sale of floating-rate demand notes under our demand notes program. The holder has the option to require us to redeem these notes at any time without restriction. On March 1, 2021, we terminated the offering of our demand notes program, and redeemed in full all outstanding demand notes. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of September 30, 2021, we had no debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We had assets pledged and restricted as collateral to the FRB totaling $2.4 billion as of September 30, 2021. We had no debt outstanding with the FRB as of September 30, 2021.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both September 30, 2021, and December 31, 2020, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2021	2020	2021	2020
Net financing loss and other interest income	$(279)	$(261)	$(799)	$(793)
Dividends from bank subsidiaries	1,000	—	2,300	400
Dividends from nonbank subsidiaries	9	19	25	60
Total other revenue	26	77	187	210
Total net revenue (loss)	756	(165)	1,713	(123)
Provision for credit losses	(20)	(28)	(91)	(56)
Total noninterest expense	143	160	491	471
Income (loss) from continuing operations before income tax benefit	633	(297)	1,313	(538)
Income tax benefit from continuing operations (a)	(97)	(71)	(342)	(220)
Net income (loss) from continuing operations	730	(226)	1,655	(318)
Income from discontinued operations, net of tax	—	1	1	—
Net income (loss) (b)	$730	$(225)	$1,656	$(318)
(a)There is a significant variation in the customary relationship between pretax income (loss) and income tax benefit due to our accounting policy elections and other adjustments.
(b)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	September 30, 2021	December 31, 2020
Total assets (a)	$4,824	$7,600
Total liabilities	$10,619	$16,133
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
Net cash provided by operating activities was $3.1 billion and $2.6 billion for the nine months ended September 30, 2021, and 2020, respectively. Operating cash inflows were higher versus the same quarter in the prior year as our operating environment and results normalized after the COVID-19 pandemic.
Net cash used in investing activities was $1.6 billion for the nine months ended September 30, 2021, compared to net cash provided by investing activities of $11.0 billion for the same period in 2020. The decrease was primarily due to an increase of $5.8 billion in net cash outflows related to purchases of available for sale securities and a decrease in net cash inflows of $6.1 billion related to higher originations of loans held for investment.
Net cash used in financing activities for the nine months ended September 30, 2021, was $6.5 billion, compared to net cash provided by financing activities of $2.6 billion for the same period in 2020. The change was primarily attributable to a decrease of $11.8 billion in net cash inflows related to deposits and a redemption of Trust Preferred Securities of $2.5 billion. This activity was offset by a $4.2 billion decrease in net cash outflows related to long term debt issuance and repayments and a $2.3 billion increase in net cash inflows from preferred shares issuances.

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
In June 2020, the FRB announced several actions to ensure that large firms, such as Ally, would remain resilient despite the economic uncertainty from the COVID-19 pandemic, including for the third quarter of 2020 (1) the suspension of repurchases by any firm of its common stock, except repurchases relating to issuances of common stock related to employee stock ownership plans, and (2) the disallowance of any increase by a firm in the amount of its common-stock dividends and the imposition of a common-stock dividend limit equal to the average of the firm’s net income for the four preceding calendar quarters. These restrictions were extended by the FRB for the fourth quarter of 2020. In December 2020, the FRB extended and modified these restrictions for the first quarter of 2021 to limit aggregate common-stock dividends and share repurchases to an amount equal to the average of the firm’s net income for the four preceding calendar quarters subject to specified exceptions. On March 25, 2021, the FRB extended these modified restrictions for the second quarter of 2021 and announced that, for a firm such as Ally that is not subject to the 2021 supervisory stress test and on a two-year cycle, the additional restrictions will end after June 30, 2021, and the firm’s stress capital buffer requirement based on the June 2020 supervisory stress test results will remain in place. On January 11, 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021 subject to restrictions imposed by the FRB. On July 12, 2021, our Board authorized an increase in the maximum amount of this stock-repurchase program, from $1.6 billion to $2.0 billion.
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
We submitted our 2021 capital plan on April 5, 2021, which includes planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon and other capital actions. During the second quarter of 2021, we issued $1.35 billion of Series B Preferred Stock and $1.0 billion of Series C Preferred Stock, both of which qualify as additional Tier 1 capital under U.S. Basel III. The proceeds from these issuances were used to redeem a portion of the Series 2 TRUPS then outstanding. Refer to Note 12 and Note 14 to the Condensed Consolidated Financial Statements for additional details about these instruments and capital actions. In June 2021, we submitted an updated capital plan to the FRB reflecting these capital actions and the increases in our stock-repurchase program and common-stock dividend described above. This updated capital plan was used by the FRB to recalculate Ally’s final stress capital buffer requirement, which was announced in August 2021 and remained unchanged at 3.5% Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), impacts related to the COVID-19 pandemic, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.

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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	F3	BBB-	Stable	March 30, 2021 (a)
Moody’s	P-3	Baa3	Stable	August 27, 2021 (b)
S&P	A-3	BBB-	Stable	March 25, 2021 (c)
DBRS	R-3	BBB (Low)	Stable	March 4, 2021 (d)
(a)Fitch affirmed our senior unsecured debt rating of BBB- and short-term rating of F3, and changed the outlook to Stable from Negative on March 30, 2021.
(b)Moody’s upgraded our senior unsecured rating to Baa3 from Ba3, upgraded our short-term rating to P-3 from Non-Prime and changed the outlook to Stable from Rating Under Review on August 27, 2021.
(c)Standard & Poor’s affirmed our senior unsecured debt rating of BBB-, affirmed our short-term rating of A-3, and changed the outlook to Stable from Negative on March 25, 2021.
(d)DBRS affirmed our senior unsecured debt rating of BBB (Low), affirmed our short-term rating of R-3, and changed the outlook to Stable from Negative on March 4, 2021.
As illustrated by the issuer ratings above, as of September 30, 2021, Ally holds an investment-grade rating by the respective nationally recognized rating agencies.
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

	2021			2020			Increase (decrease) due to
Three months ended September 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$13,055	$5	0.14%	$20,719	$5	0.11%	$(2)	$2	$—
Investment securities (b)	34,508	150	1.73	31,085	162	2.07	18	(30)	(12)
Loans held-for-sale, net	464	5	3.87	472	5	4.33	—	—	—
Finance receivables and loans, net (b) (c)	112,907	1,619	5.69	117,546	1,602	5.42	(63)	80	17
Investment in operating leases, net (d)	10,919	254	9.21	9,317	185	7.89	32	37	69
Other earning assets	685	5	2.57	974	11	4.07	(3)	(3)	(6)
Total interest-earning assets	172,538	2,038	4.68	180,113	1,970	4.35			68
Noninterest-bearing cash and cash equivalents	526			536
Other assets	9,328			8,137
Allowance for loan losses	(3,152)			(3,371)
Total assets	$179,240			$185,415
Liabilities and equity
Interest-bearing deposit liabilities (b)	$139,084	$245	0.70%	$132,807	$452	1.35%	$21	$(228)	$(207)
Short-term borrowings	—	—	—	3,343	9	1.08	(9)	—	(9)
Long-term debt	15,487	191	4.87	28,512	309	4.31	(141)	23	(118)
Total interest-bearing liabilities	154,571	436	1.12	164,662	770	1.86			(334)
Noninterest-bearing deposit liabilities	160			157
Total funding sources	154,731	436	1.12	164,819	770	1.86
Other liabilities (e)	6,852	8	n/m	6,472			n/m	n/m	8
Total liabilities	161,583			171,291
Total equity	17,657			14,124
Total liabilities and equity	$179,240			$185,415
Net financing revenue and other interest income		$1,594			$1,200				$394
Net interest spread (f)			3.56%			2.49%
Net yield on interest-earning assets (g)			3.66%			2.65%
n/m = not meaningful
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
(d)Yield includes gains on the sale of off-lease vehicles of $86 million and $71 million for the three months ended September 30, 2021, and 2020, respectively. Excluding these gains and losses on sale, the annualized yield was 6.09% and 4.88% for the three months ended September 30, 2021, and 2020, respectively.
(e)Represents interest expense on tax liabilities included in other liabilities on the Condensed Consolidated Balance Sheet. The interest expense on tax liabilities is included in the net yield on interest-earning assets and excluded from the interest spread. For more information on our accounting policies regarding income taxes, refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.
(f)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(g)Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2021			2020			Increase (decrease) due to
Nine months ended September 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$14,986	$13	0.11%	$12,719	$23	0.24%	$4	$(14)	$(10)
Investment securities (b)	34,756	417	1.61	31,278	562	2.40	62	(207)	(145)
Loans held-for-sale, net	496	14	3.74	320	11	4.59	6	(3)	3
Finance receivables and loans, net (b) (c)	113,168	4,789	5.66	122,190	4,974	5.44	(367)	182	(185)
Investment in operating leases, net (d)	10,372	763	9.83	9,155	395	5.76	53	315	368
Other earning assets	696	16	3.04	1,039	34	4.38	(11)	(7)	(18)
Total interest-earning assets	174,474	6,012	4.61	176,701	5,999	4.53			13
Noninterest-bearing cash and cash equivalents	517			462
Other assets	8,939			7,991
Allowance for loan losses	(3,201)			(3,077)
Total assets	$180,729			$182,077
Liabilities and equity
Interest-bearing deposit liabilities (b)	$138,633	$819	0.79%	$126,942	$1,585	1.67%	$146	$(912)	$(766)
Short-term borrowings	269	1	0.31	4,181	39	1.24	(36)	(2)	(38)
Long-term debt	18,336	671	4.89	30,721	975	4.24	(393)	89	(304)
Total interest-bearing liabilities	157,238	1,491	1.27	161,844	2,599	2.14			(1,108)
Noninterest-bearing deposit liabilities	154			144
Total funding sources	157,392	1,491	1.27	161,988	2,599	2.14
Other liabilities (e)	6,897	8	n/m	5,986			n/m	n/m	8
Total liabilities	164,289			167,974
Total equity	16,440			14,103
Total liabilities and equity	$180,729			$182,077
Net financing revenue and other interest income		$4,513			$3,400				$1,113
Net interest spread (f)			3.34%			2.39%
Net yield on interest-earning assets (g)			3.46%			2.57%
n/m = not meaningful
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
(d)Yield includes gains on the sale of off-lease vehicles of $279 million and $62 million for the nine months ended September 30, 2021, and 2020, respectively. Excluding these gains and losses on sale, the annualized yield was 6.24% and 4.86% for the nine months ended September 30, 2021, and 2020, respectively.
(e)Represents interest expense on tax liabilities included in other liabilities on the Condensed Consolidated Balance Sheet. The interest expense on tax liabilities is included in the net yield on interest-earning assets and excluded from the interest spread. For more information on our accounting policies regarding income taxes, refer to Note 1 to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K.
(f)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(g)Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2021, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended September 30, 2021.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended September 30, 2021.

Three months ended September 30, 2021	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
July 2021	2,627	$51.44	2,627	$1,144
August 2021	5,700	52.41	5,700	845
September 2021	4,728	51.79	4,728	600
Total	13,055	51.99	13,055
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)Excludes brokerage commissions.
(c)On July 13, 2021, we announced a common stock-repurchase program of up to $2.0 billion for 2021, replacing the $1.6 billion common stock-repurchase authorization previously announced on January 12, 2021. The programs commenced in the first quarter of 2021 and expire on December 31, 2021. Refer to Note 17 to the Condensed Consolidated Financial Statements for further details.
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

101
The following information from our Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended September 30, 2021, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of November, 2021.

Ally Financial Inc. (Registrant)

/S/ JENNIFER A. LACLAIR
Jennifer A. LaClair Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Chief Accounting Officer and Corporate Controller