Form 10-K
period 2021-12-31
Ally Financial Inc.
filed 2022-02-25
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s common stock (Common Stock) held on June 30, 2021 by non-affiliated entities was approximately $18.1 billion (based on the June 30, 2021 closing price of Common Stock of $49.84 per share as reported on the New York Stock Exchange). At February 23, 2022, the number of shares outstanding of the Registrant’s common stock was 333,195,505 shares.
Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 3, 2022, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13, and 14 of Part III.

INDEX
Ally Financial Inc. • Form 10-K

Index of Defined Terms
Ally Financial Inc. • Form 10-K

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Annual Report on Form 10-K.

Term	Definition
A.M. Best	A.M. Best Company, Inc.
ABS	Asset-backed securities
AC	Audit Committee of the Ally Board of Directors
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel Committee	Basel Committee on Banking Supervision
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956 as amended
BMC	Better Mortgage Company
Board	Ally Board of Directors
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
CFPB	Consumer Financial Protection Bureau
CFTC	U.S. Commodity Futures Trading Commission
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977 as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
DE&I	Diversity, equity, and inclusion
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as amended
DIF	Deposit Insurance Fund
EAD	Exposure at default
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act as amended
ERMC	Enterprise Risk Management Committee
ERG	Employee resource group
ESG	Environmental, social, and governance
ETF	Exchange-traded fund
F&I	Finance and insurance
Fair Square	Fair Square Financial Holdings LLC and its subsidiaries
FASB	Financial Accounting Standards Board
FDI Act	Federal Deposit Insurance Act as amended
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991 as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FINRA	Financial Industry Regulatory Authority
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FSR	Financial Strength Rating
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America

Index of Defined Terms
Ally Financial Inc. • Form 10-K

Term	Definition
GLB Act	Gramm-Leach-Bliley Act of 1999 as amended
GM	General Motors Company
HR	Human resources
IB Finance	IB Finance Holding Company, LLC
IRA	Individual retirement account
LCR	Liquidity coverage ratio
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NFA	National Futures Association
NYDFS	New York Department of Financial Services
NYSE	New York Stock Exchange
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
PCD	Purchased credit deteriorated
PD	Probability of default
PSU	Performance Stock Unit or Award
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RSU	Restricted Stock Unit or Award
RV	Recreational vehicle
RWA	Risk-weighted asset
SEC	U.S. Securities and Exchange Commission
Series 2 TRUPS	8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I
SOFR	Secured Overnight Financing Rate
SPE	Special-purpose entity
SRO	Self-regulatory organization
Stellantis	Stellantis N.V.
TMCF	Thurgood Marshall College Fund
TDR	Troubled debt restructuring
UDFI	Utah Department of Financial Institutions
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Part I
Ally Financial Inc. • Form 10-K

Item 1.    Business
Our Business
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, or we, us, or our) is a leading digital financial-services company with $182.1 billion in assets as of December 31, 2021. As a customer-centric company with passionate customer service and innovative financial solutions, we are relentlessly focused on “Doing it Right” and being a trusted financial-services provider to our consumer, commercial, and corporate customers. We are one of the largest full-service automotive finance operations in the United States and offer a wide range of financial services and insurance products to automotive dealerships and consumers. Our award-winning digital direct bank (Ally Bank, Member FDIC and Equal Housing Lender) offers mortgage lending, point-of-sale personal lending, consumer credit cards, and a variety of deposit and other banking products, including savings, money-market, and checking accounts, CDs, and IRAs. Additionally, we offer securities-brokerage and investment-advisory services through Ally Invest. Our corporate-finance business offers capital for equity sponsors and middle-market companies.
We are a Delaware corporation and are registered as a BHC under the BHC Act, and an FHC under the GLB Act. Our primary business lines are Dealer Financial Services, which is composed of our Automotive Finance and Insurance operations, Mortgage Finance, and Corporate Finance. Corporate and Other primarily consists of centralized corporate treasury activities, the management of our legacy mortgage portfolio, the activity related to Ally Invest, Ally Lending, and reclassifications and eliminations between the reportable operating segments. Additionally, beginning in December 2021 with the acquisition of Fair Square, which we rebranded Ally Credit Card, financial information related to our credit card business is included within Corporate and Other. Ally Bank’s assets and operating results are included within our Automotive Finance, Mortgage Finance, and Corporate Finance segments, as well as Corporate and Other, based on its underlying business activities. As of December 31, 2021, Ally Bank had total assets of $172.8 billion, and total nonaffiliate deposits of $141.6 billion.
Our long-term strategic objectives are centered around differentiating our company as a relentless ally for the financial well-being of our consumer, commercial, and corporate customers by (1) leveraging our “Do it Right” purpose-driven culture as we drive enhanced value for our customers, communities, employees, and stockholders, (2) growing and diversifying our leading automotive, insurance, and digital-bank platforms through increased scale and expanded product solutions, (3) driving ongoing customer growth and relationship deepening, (4) operating under efficient, disciplined risk management and capital allocation approaches, (5) out-executing our competition and creating differentiated advantages through continuous investment and evolution among our leading experiences, products, and brand, and (6) delivering long-term value evident through sustainable financial results and stockholder returns. We seek to extend our leading position in automotive finance in the United States by continuing to provide automotive dealers and their retail customers with premium service, a comprehensive product suite, consistent funding, and competitive pricing—reflecting our commitment to the automotive industry. Within our Automotive Finance and Insurance operations, we are also focused on strengthening our network of dealer relationships and pursuing digital distribution channels for our products and services, including through our operation of a direct-lending platform and our work with dealers innovating in digital transactions—all while maintaining an appropriate level of risk appetite. Within our other banking operations—including Mortgage Finance and Corporate Finance—we seek to expand our consumer and commercial banking products and services while providing a high level of customer service. Ally Lending currently serves medical, retail, and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. We continue to focus on delivering significant and sustainable growth and retention in deposit customers and balances while optimizing our cost of funds. At Ally Invest, we seek to augment our securities-brokerage and investment-advisory services to more comprehensively assist our customers in managing their savings and wealth. Additionally, we acquired Fair Square in December 2021, which provides us with a scalable, digital-first credit card platform, and advances our evolution as a leading digital consumer bank. Ally Credit Card (formerly Fair Square) features leading-edge technology, and a proprietary, analytics-based underwriting model. We believe the addition of credit card to our suite of products enhances our ability to grow and deepen both new and existing customer relationships.
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
For further details and information related to our business segments and the products and services they provide, refer to the MD&A in Part II, Item 7 of this report, and Note 26 to the Consolidated Financial Statements.

Ally Financial Inc. • Form 10-K
Industry and Competition
The markets for automotive financing, insurance, banking (including corporate finance, mortgage finance, point-of-sale personal lending, and consumer credit cards), securities-brokerage, and investment-advisory services are highly competitive. We directly compete in the automotive financing market with banks, credit unions, captive automotive finance companies, and independent finance companies. Our insurance business also faces significant competition from automotive manufacturers, captive automotive finance companies, insurance carriers, third-party administrators, brokers, and other insurance-related companies. Some of these competitors in automotive financing and insurance, such as captive automotive finance companies, have certain exclusivity privileges with automotive manufacturers whose customers and dealers make up a significant portion of our customer base. In addition, our banking, securities-brokerage, and investment-advisory businesses face intense competition from banks, savings associations, finance companies, credit unions, mutual funds, investment advisers, asset managers, brokerage firms, hedge funds, insurance companies, mortgage-banking companies, and credit-card companies. Financial-technology (fintech) companies also compete with us directly and in partnership with other banks and financial-services providers in lending, deposits, securities-brokerage, investment-advisory, and other markets.
Many of our competitors have substantial positions nationally or in the markets in which they operate. Some also have significantly greater scale, financial and operational resources, investment capacity, and brand recognition. Our competitors may be subject to different and, in some cases, less stringent legislative, regulatory, and supervisory regimes than Ally. A range of competitors differ from us in their strategic and tactical priorities and, for example, may be willing to suffer meaningful financial losses in the pursuit of disruptive innovation and customer growth or to accept more aggressive business, compliance, and other risks in the pursuit of higher returns and market valuations. Competition affects every aspect of our business, including product and service offerings and features, rates, pricing and fees, credit limits, and customer service. Successfully competing in our markets also depends on our ability to innovate, to invest in technology and infrastructure, to execute transactions reliably and efficiently, to maintain and enhance our reputation, and to attract, retain, and motivate talented employees, all while effectively managing risks and expenses. We expect that competition will only intensify in the future.
Regulation and Supervision
We are subject to significant regulatory frameworks in the United States—at federal, state, and local levels—that affect the products and services that we may offer and the manner in which we may offer them, the risks that we may take, the ways in which we may operate, and the corporate and financial actions that we may take. We also have limited businesses and operations in Canada and other countries that must comply with expansive legal frameworks there as well.
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
Bank Holding Company, Financial Holding Company, and Depository Institution Status
Ally and IB Finance, a Delaware limited liability company, are BHCs under the BHC Act. Ally is also an FHC under the GLB Act. IB Finance is a direct subsidiary of Ally and the direct parent of Ally Bank, which is a commercial bank that is organized under the laws of the State of Utah and whose deposits are insured by the FDIC under the FDI Act. As BHCs, Ally and IB Finance are subject to regulation, supervision, and examination by the FRB. Ally Bank is a member of the Federal Reserve System and is subject to regulation, supervision, and examination by the FRB, the UDFI, the FDIC, and the CFPB.
•Permitted Activities — Under the BHC Act, BHCs and their subsidiaries are generally limited to the business of banking and to closely related activities that are incident to banking. The GLB Act amended the BHC Act and created a regulatory framework for FHCs, which are BHCs that meet certain qualifications and elect FHC status. FHCs, directly or indirectly through their nonbank subsidiaries, are generally permitted to engage in a broader range of financial and related activities than those that are permissible for BHCs—for example, (1) underwriting, dealing in, and making a market in securities; (2) providing financial, investment, and economic advisory services; (3) underwriting insurance; and (4) merchant banking activities. The FRB regulates, supervises, and examines FHCs, as it does all BHCs, but insurance and securities activities conducted by an FHC or any of its nonbank subsidiaries are also regulated, supervised, and examined by functional regulators such as state insurance commissioners, the SEC, or FINRA. The expanded powers permitted to FHCs include the ability to provide insurance products and services, to deliver our SmartAuction finder services and a number of related vehicle-remarketing services for third parties, and to offer certain kinds of brokerage and

Ally Financial Inc. • Form 10-K
advisory services. To remain eligible to conduct and expand these broader financial and related activities, Ally must continue to be treated as an FHC. Refer to Note 20 to the Consolidated Financial Statements and the section below titled Basel Capital Frameworks for additional information. In addition, our ability to expand these financial and related activities or to make acquisitions generally requires that we achieve a rating of satisfactory or better under the CRA.
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
•Enhanced Prudential Standards — Ally is subject to enhanced prudential standards that have been established by the FRB under the Dodd-Frank Act. Targeted amendments to the Dodd-Frank Act and other financial-services laws were enacted through the EGRRCP Act, including amendments that affect whether and, if so, how the FRB applies enhanced prudential standards to BHCs like us with $100 billion or more but less than $250 billion in total consolidated assets. Through final rules implementing these amendments—which are commonly known as the tailoring framework—the FRB and other U.S. banking agencies established four risk-based categories of prudential standards and capital and liquidity requirements for banking organizations with $100 billion or more in total consolidated assets. The most stringent standards and requirements apply to U.S. global systemically important BHCs, which are assigned to Category I. The assignment of other banking organizations to the remaining three categories is based on measures of size and four other risk-based indicators: cross-jurisdictional activity, wSTWF, nonbank assets, and off-balance-sheet exposure. Under the tailoring framework, Ally is a Category IV firm and, as such, is (1) subject to supervisory stress testing on a two-year cycle (2) required to submit an annual capital plan to the FRB, (3) exempted from company-run stress testing requirements, (4) required to maintain a buffer of unencumbered highly liquid assets to meet projected net stressed cash outflows over a 30-day planning horizon, (5) exempted from the requirements of the LCR and the net stable funding ratio provided that our average wSTWF continues to remain under $50 billion, and (6) exempted from the requirements of the supplementary leverage ratio, the countercyclical capital buffer, and single-counterparty credit limits. We are subject to rules enabling the FRB to conduct supervisory stress testing on a more or less frequent basis based on our financial condition, size, complexity, risk profile, scope of operations, or activities or based on risks to the U.S. economy. Further, we are subject to rules requiring the resubmission of our capital plan if we determine that there has been or will be a material change in our risk profile, financial condition, or corporate structure since we last submitted the capital plan or if the FRB determines that (a) our capital plan is incomplete or our capital plan or internal capital adequacy process contains material weaknesses, (b) there has been, or will likely be, a material change in our risk profile (including a material change in our business strategy or any risk exposure), financial condition, or corporate structure, or (c) the BHC stress scenario(s) are not appropriate for our business model and portfolios, or changes in the financial markets or the macroeconomic outlook that could have a material impact on our risk profile and financial condition require the use of updated scenarios. While a resubmission is pending, without prior approval of the FRB, we would generally be prohibited from paying dividends, repurchasing our common stock, or making other capital distributions. In addition, to satisfy the FRB in its review of our capital plan, we may be required to further cease or limit these capital distributions or to issue capital instruments that could be dilutive to stockholders. The FRB also may prevent us from maintaining or expanding lending or other business activities.
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
In January 2021, the FRB issued a final rule effective April 5, 2021, to align its capital planning and stress capital buffer requirements with the tailoring framework. Refer to the section below titled Basel Capital Framework for further discussion about our stress capital buffer requirements. Under the final rule, unless otherwise directed by the FRB in specified circumstances, Ally and other Category IV firms are generally no longer required to calculate forward-looking projections of revenues, losses, reserves, and pro forma capital levels under scenarios provided by the FRB. Each firm continues to be required, however, to provide a forward-looking analysis of income and capital levels under expected and stressful conditions that are designed by the firm. In

Ally Financial Inc. • Form 10-K
addition, for Category IV firms, the final rule updated the frequency of calculating the portion of the stress capital buffer derived from the supervisory stress test to every other year. These firms have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which they would not generally be subject to the supervisory stress test. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm would receive an updated stress capital buffer requirement that reflects its updated planned common-stock dividends. The final rule also includes reporting and other changes consistent with the tailoring framework. Ally did not opt into the 2021 supervisory stress test but will be subject to the 2022 supervisory stress test, with submissions due by April 5, 2022.
We submitted our 2021 capital plan on April 5, 2021, which includes planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon and other capital actions. During the second quarter of 2021, we issued $1.35 billion of Series B Preferred Stock and $1.0 billion of Series C Preferred Stock, both of which qualify as additional Tier 1 capital under U.S. Basel III. The proceeds from these issuances were used to redeem a portion of the Series 2 TRUPS then outstanding. Refer to Note 15 and Note 17 to the Consolidated Financial Statements for additional details about these instruments and capital actions. In June 2021, we submitted an updated capital plan to the FRB reflecting these capital actions and increases in our stock-repurchase program and common-stock dividend. This updated capital plan was used by the FRB to recalculate Ally’s final stress capital buffer requirement, which was announced in August 2021 and remained unchanged at 3.5%.
•Resolution Planning — Under rules of the FDIC, Ally Bank is required to periodically submit to the FDIC a resolution plan (commonly known as a living will) that would enable the FDIC, as receiver, to resolve Ally Bank in the event of its insolvency under the FDI Act in a manner that ensures that depositors receive access to their insured deposits within one business day of Ally Bank’s failure (two business days if the failure occurs on a day other than Friday), maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by the creditors in the resolution. If the FDIC determines that the resolution plan is not credible and the deficiencies are not adequately remedied in a timely manner, the FDIC may take formal or informal supervisory, enforcement, and other actions against us. Ally Bank submitted its most recent resolution plan on July 1, 2018. In April 2019, the FDIC issued an advance notice of proposed rulemaking seeking comment on ways to tailor and improve its resolution-planning rules and, at the same time, delayed the next round of resolution-plan submissions until the rulemaking process has been completed. In January 2021 the FDIC announced that, given the passage of time since the last submission of resolution plans and the uncertain economic outlook, the FDIC will resume requiring resolution plan submissions for insured depository institutions with $100 billion or more in assets, including Ally Bank. In June 2021 the FDIC outlined a modified approach to implementing its rule requiring these insured depository institutions to submit resolution plans. The modified approach extends the submission frequency to a three-year cycle, streamlines content requirements, and places enhanced emphasis on engagement with firms. Under the modified approach, resolution plans will be submitted in two groups, with the first group consisting of insured depository institutions, like Ally Bank, whose top-tier parent company is not a U.S. global systemically important bank or a Category II firm and the second group consisting of all other insured depository institutions with $100 billion or more in total assets. In August 2021, the FDIC notified Ally Bank that its next resolution plan submission is due on or before December 1, 2022. Under the tailoring framework described earlier in Enhanced Prudential Standards, Ally is no longer required to submit to the FRB and the FDIC a plan for the rapid and orderly resolution of Ally and its significant legal entities under the U.S. Bankruptcy Code and other applicable insolvency laws in the event of future material financial distress or failure.
•Limitations on Bank and BHC Dividends and Other Capital Distributions — Federal and Utah law place a number of conditions, limits, and other restrictions on dividends and other capital distributions that may be paid by Ally Bank to IB Finance and thus indirectly to Ally. In addition, even if the FRB does not require us to resubmit our capital plan as described earlier in Capital Planning and Stress Tests, Ally and IB Finance may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, if Ally or IB Finance were to not meet minimum regulatory capital ratios after giving effect to the distributions. FRB supervisory guidance also directs BHCs like us to consult with the FRB prior to increasing dividends, implementing common-stock-repurchase programs, or redeeming or repurchasing capital instruments. Further, the U.S. banking agencies are authorized to prohibit an insured depository institution, like Ally Bank, or a BHC, like Ally, from engaging in unsafe or unsound banking practices and, depending upon the circumstances, could find that paying a dividend or other capital distribution would constitute an unsafe or unsound banking practice.
On January 10, 2022, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of our common stock from time to time from the first quarter of 2022 through the fourth quarter of 2022, and an increase in our cash dividend on common stock from $0.25 per share for the fourth quarter of 2021 to $0.30 per share for the first quarter of 2022. For additional information on our capital actions, including our stock-repurchase program and dividends on our common stock, refer to Note 20 to the Consolidated Financial Statements. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), impacts related to the COVID-19 pandemic, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.
•Transactions with Affiliates — Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W prevent Ally and its nonbank subsidiaries from taking undue advantage of the benefits afforded to Ally Bank as a depository institution, including its access to federal deposit insurance and the FRB’s discount window. Pursuant to these laws, “covered transactions”—including Ally

Ally Financial Inc. • Form 10-K
Bank’s extensions of credit to and asset purchases from its affiliates, credit exposures to affiliates arising from derivative transactions, securities lending and borrowing transactions, and the acceptance of affiliate-issued debt obligations (other than securities) as collateral—are generally subject to meaningful restrictions. For example, unless otherwise exempted, (1) covered transactions are limited to 10% of Ally Bank’s capital stock and surplus in the case of any individual affiliate and 20% of Ally Bank’s capital stock and surplus in the case of all affiliates; (2) Ally Bank’s credit transactions with an affiliate are generally subject to stringent collateralization requirements; (3) with few exceptions, Ally Bank may not purchase any “low quality asset” from an affiliate; and (4) covered transactions must be conducted on terms and conditions that are consistent with safe and sound banking practices (collectively, Affiliate Transaction Restrictions). In addition, transactions between Ally Bank and an affiliate must be on terms and conditions that are either substantially the same as or more beneficial to Ally Bank than those prevailing at the time for comparable transactions with or involving nonaffiliates.
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
•Acceptance of Brokered Deposits — Under FDICIA and the PCA framework described later in Basel Capital Framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. At December 31, 2021, Ally Bank was well capitalized under the PCA framework. Brokered deposits totaled $4.7 billion at December 31, 2021, which represented 3.3% of Ally Bank’s total deposits.
•Enforcement Authority — The FRB possesses extensive authorities and powers to regulate and supervise the conduct of Ally’s businesses and operations. If the FRB were to take the position that Ally or any of its subsidiaries have violated any law or commitment or engaged in any unsafe or unsound practice, formal or informal enforcement and other supervisory actions could be taken by the FRB against Ally, its subsidiaries, and institution-affiliated parties (such as directors, officers, and agents). The UDFI and the FDIC have similarly expansive authorities and powers over Ally Bank and its subsidiaries. For example, any of these governmental authorities could order us to cease and desist from engaging in specified activities or practices or could affirmatively compel us to correct specified violations or practices. Some or all of these governmental authorities also would have the power, as applicable, to issue administrative orders against us that can be judicially enforced, to direct us to increase capital and liquidity, to limit our dividends and other capital distributions, to restrict or redirect the growth of our assets, businesses, and operations, to compel us to change our practices and remediate harm alleged to have been suffered by consumers or others, to assess civil money penalties against us, to remove our officers and directors, to require the divestiture or the retention of assets or entities, to terminate deposit insurance, or to force us into bankruptcy, conservatorship, or receivership. These actions could directly affect not only Ally, its subsidiaries, and institution-affiliated parties but also Ally’s counterparties, stockholders, and creditors and its commitments, arrangements, and other dealings with them.
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

Ally Financial Inc. • Form 10-K
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. In addition to these minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which for Ally was 3.5% and for Ally Bank was 2.5% as of December 31, 2021. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%.
Prompted by the enactment of the EGRRCP Act, the FRB and other U.S. banking agencies tailored the capital and liquidity requirements that apply to large U.S. banking organizations. Refer to the section above titled Bank Holding Company, Financial Holding Company, and Depository Institution Status for additional information. In March 2020, the FRB issued a final rule to more closely align forward-looking stress testing results with the FRB’s non-stress regulatory capital requirements for BHCs with $100 billion or more in total consolidated assets and other specified companies. The final rule introduced a stress capital buffer requirement based on firm-specific stress test performance and planned dividends, which for Ally replaced the fixed 2.5% component of the capital conservation buffer requirement. The final rule also made several changes to the CCAR process effective May 2020, such as eliminating the CCAR quantitative objection, narrowing the set of planned capital actions assumed to occur in the stress scenario, assuming that a firm maintains a constant level of assets over the planning horizon, eliminating the 30% dividend payout ratio as a criterion for heightened scrutiny of a firm’s capital plan, and allowing a firm to make capital distributions in excess of those included in its capital plan if the firm is otherwise in compliance with the automatic distribution limits of the capital framework. Under the final rule, Ally’s stress capital buffer requirement is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. For a Category IV firm like Ally, the capital conservation buffer requirement comprises the stress capital buffer requirement. The capital conservation buffer requirement applicable to Ally’s depository-institution subsidiary, Ally Bank, continues to be a fixed 2.5%. Ally received its first preliminary stress capital buffer requirement from the FRB in June 2020, which was determined under this new methodology to be 3.5%, was finalized in August 2020, and became effective in October 2020. In June 2020, the FRB also announced its determination that changes in financial markets or the macroeconomic outlook could have a material effect on the risk profiles and financial conditions of firms subject to the capital-plan rule and that, as a result, the firms (including Ally) would be required to resubmit capital plans to the FRB within 45 days after receiving updated stress scenarios from the FRB. On June 24, 2021, we received notification from the FRB that our stress capital buffer requirement would not be recalculated in connection with the second round of 2020 supervisory stress testing.
Under applicable capital rules, the maximum amount of capital distributions and discretionary bonus payments that can be made by a banking organization, such as Ally or Ally Bank, is a function of its eligible retained income. During the COVID-19 pandemic, the FRB and other U.S. banking agencies expressed a concern that the definition of eligible retained income would not limit distributions in the gradual manner intended but instead could do so in a sudden and severe manner even if a banking organization were to experience only a modest reduction in its capital ratios. As a result, to better allow a banking organization to use its capital buffer as intended and continue lending in adverse conditions, the U.S. banking agencies issued an interim final rule that became effective in March 2020, and revised the definition of eligible retained income to the greater of (1) a banking organization’s net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (2) the average of a banking organization’s net income over the preceding four quarters. This interim final rule was adopted as final with no changes effective January 1, 2021.
Ally and Ally Bank are subject to the U.S. Basel III standardized approach for counterparty credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. While BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance

Ally Financial Inc. • Form 10-K
guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At December 31, 2021, Ally Bank was well capitalized under the PCA framework.
At December 31, 2021, Ally and Ally Bank were in compliance with their regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 20 to the Consolidated Financial Statements.
On January 1, 2020, we adopted CECL, which is further described in Note 1 to the Consolidated Financial Statements. In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued an interim final rule that became effective for the first quarter of 2020 and that provided BHCs and banks with an alternative option to temporarily delay an estimate of the impact of CECL, relative to the incurred loss methodology for estimating the allowance for loan losses, on regulatory capital. The interim final rule was clarified and adjusted in a final rule that became effective in September 2020. We elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we are required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we deferred and began phasing in on January 1, 2022, is generally calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of December 31, 2021, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $1.2 billion.
In December 2017, the Basel Committee approved revisions to the global Basel III capital framework (commonly known as the Basel III endgame or as Basel IV), many of which—if adopted in the United States—could heighten regulatory capital standards. In March 2020, to better allow banking organizations to focus their resources on navigating the COVID-19 pandemic, the implementation date of these revisions was delayed by the Basel Committee from January 1, 2022, to January 1, 2023. At this time, how the revisions will be harmonized and finalized in the United States is not clear or predictable.
Insured Depository Institution Status
Ally Bank is an insured depository institution and, as such, is required to file periodic reports with the FDIC about its financial condition. Total assets of Ally Bank were $172.8 billion at December 31, 2021, $172.0 billion at December 31, 2020, and $167.5 billion at December 31, 2019.
Ally Bank’s deposits are insured by the FDIC in the standard insurance amounts per depositor for each account ownership category as prescribed by the FDI Act. Deposit insurance is funded through assessments on Ally Bank and other insured depository institutions, and under the Dodd-Frank Act, the FDIC assesses premiums from each institution based on its average consolidated total assets minus its average tangible equity, while utilizing a scorecard method to determine each institution’s risk to the DIF. The FDIC may take action to increase insurance premiums if the DIF is not funded to its regulatory-mandated Designated Reserve Ratio (DRR). Currently, the FDIC is required to maintain a DRR of 1.35% under the FDI Act. In 2020, due to extraordinary growth in insured deposits after the start of the COVID-19 pandemic, the DIF reserve ratio fell below the 1.35% statutory minimum. The FDI Act requires that the FDIC adopt a restoration plan when the DIF reserve ratio falls below 1.35% or is expected to do so within six months. The plan must restore the DIF reserve ratio to at least 1.35% within eight years, absent extraordinary circumstances. On September 15, 2020, the FDIC announced its restoration plan, projecting the DIF reserve ratio to return to a level above 1.35% without any increase to the deposit insurance assessment rate schedule while committing to closely monitor economic conditions, the health of the banking sector, and deposit-growth trends.
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
Investments in Ally
Because Ally Bank is an insured depository institution and Ally and IB Finance are BHCs, direct or indirect control of us—whether through the ownership of voting securities, influence over management or policies, or other means—is subject to approvals, conditions, and other restrictions under federal and state laws. Refer to the section above titled Bank Holding Company, Financial Holding Company, and Depository Institution Status for additional information. These laws may differ in their purposes, definitions and presumptions of control, and restrictions, which for example is the case as between the BHC Act and the Change in Bank Control Act. Investors are responsible for ensuring that they do not, directly or indirectly, acquire control of us in contravention of these laws.

Ally Financial Inc. • Form 10-K
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
Consumer Finance
Our retail-automotive, consumer-mortgage, personal-lending, and credit-card businesses are subject to extensive federal, state, and local laws, including related judicial and administrative decisions. These laws, for example, may impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including in connection with assessments, collection and foreclosure activities, claims handling, and investment and interest payments on escrow accounts. The laws applicable to consumer finance are complex and subject to change and to changes in interpretation and enforcement. Further, many existing laws were enacted without anticipating all of the technological and related innovations utilized by financial-technology firms and the financial-services companies that partner with them, and as a result, the application of these legal frameworks is not always clear and can be subject to wide supervisory and enforcement discretion.
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
Ally Invest Forex LLC (Ally Invest Forex) is registered with the CFTC as an introducing broker and is a member of the NFA, which is the primary SRO for the U.S. futures industry. The firm is subject to similarly expansive requirements under the Commodity Exchange Act, CFTC and NFA rules governing introducing brokers and their personnel, and CFTC retail forex rules.
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
Regulators conduct periodic examinations of Ally Invest Securities, Ally Invest Forex, and Ally Invest Advisors and regularly review reports that the firms are required to submit on an ongoing basis. Violations of relevant regulatory requirements could result in adverse consequences for the firms and their personnel, including censure, penalties and fines, the issuance of cease-and-desist orders, and restriction, suspension or expulsion from the securities or commodity-futures industries.
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
In November 2021, the U.S. banking agencies adopted a final rule establishing notification requirements for banking organizations and bank service providers in connection with significant computer security incidents. Under the rule, a BHC, such as Ally, and a state-chartered bank that is a member of the Federal Reserve System, such as Ally Bank, will be required to notify the FRB within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key

Ally Financial Inc. • Form 10-K
operations of the banking organization, or impact the stability of the financial sector. The rule will also require bank service providers to notify us of any computer security incident that has caused, or is reasonably likely to cause, a material service disruption for four or more hours. The final rule is effective April 1, 2022, with a mandatory compliance date of May 1, 2022.
•Volcker Rule — Under the Dodd-Frank Act and implementing regulations of the CFTC, the FDIC, the FRB, the Office of the Comptroller of the Currency, and the SEC (collectively, the Volcker Rule), insured depository institutions and their affiliates are prohibited, subject to limited exceptions, from (1) engaging in proprietary trading and (2) investing in or sponsoring certain types of funds (covered funds). The Volcker Rule contains exemptions for market-making, hedging, underwriting, and trading in U.S. government and agency obligations and also permits the retention of ownership interests in certain types of funds and the offering and sponsoring of funds under certain conditions. Effective January 1, 2020, the regulatory agencies amended the proprietary-trading provisions in the Volcker Rule to simplify and streamline compliance requirements for firms that do not have significant trading activity, such as Ally. In addition, effective October 1, 2020, the regulatory agencies amended the covered-fund provisions in the Volcker Rule to clarify and streamline their application and to permit banking entities to engage in activities that do not raise concerns that the Volcker Rule was intended to address, including in connection with specified credit funds, venture-capital funds, family-wealth-management vehicles, and customer-facilitation vehicles.
•Fair Lending Laws — The Equal Credit Opportunity Act, the Fair Housing Act, and similar fair-lending laws (collectively, Fair Lending Laws) generally prohibit a creditor from discriminating against an applicant or borrower in any aspect of a credit transaction on the basis of specified characteristics known as prohibited bases, such as race, gender, and religion. Creditors are also required under the Fair Lending Laws to follow a number of highly prescriptive rules, including rules requiring credit decisions to be made promptly, notices of adverse actions to be given, and, in the case of mortgage lenders of a certain size, anonymized data and information about mortgage applicants and credit decisions to be gathered and made publicly available.
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
•Truth in Lending Act — The Truth in Lending Act (TILA) and Regulation Z, which implements TILA, require lenders to provide borrowers with uniform, understandable information about the terms and conditions in certain credit transactions. These rules apply to Ally and its subsidiaries when they extend credit to consumers and require, in the case of certain loans, conspicuous disclosure of the finance charge and annual percentage rate, as applicable. In addition, if an advertisement for credit states specific credit terms, Regulation Z requires that the advertisement state only those terms that actually are or will be arranged or offered by the creditor together with specified notices. The CFPB in recent years has issued substantial amendments to the mortgage requirements under Regulation Z, and additional changes are likely in the future. Amendments to Regulation Z and Regulation X, which implements the Real Estate Settlement Procedures Act, require integrated mortgage loan disclosures to be provided for applications received on or after October 3, 2015. Further, TILA imposes a number of restrictions on credit-card practices impacting rates and fees, requires that a consumer’s ability to pay be taken into account before issuing credit or increasing credit limits, and imposes certain disclosure requirements related to provision of open-end credit.
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
•Bank Secrecy Act/Anti-Money-Laundering Requirements — The Bank Secrecy Act, as amended by the USA PATRIOT Act, contains provisions designed to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing. The Bank Secrecy Act generally requires banks, certain other financial institutions, and, in certain cases, BHCs to undertake activities such as maintaining an anti-money-laundering program, verifying the identity of clients, monitoring for and reporting on suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to certain requests for information by regulatory authorities and law-enforcement agencies. In January 2021, the Bank Secrecy Act was amended by the

Ally Financial Inc. • Form 10-K
Anti-Money Laundering Act of 2020 (AMLA), which comprehensively reforms and modernizes U.S. anti-money-laundering laws. The AMLA codifies a risk-based approach to anti-money-laundering compliance for financial institutions, requires the U.S. Treasury Department to develop standards for evaluating technology and internal processes for Bank Secrecy Act compliance, directs the Financial Crimes Enforcement Network (FinCEN) to establish a registration database of beneficial-ownership information that designated companies will be required to report, and expands enforcement- and investigation-related authority and available sanctions for specified Bank Secrecy Act violations. In June 2021, FinCEN issued the priorities for anti-money laundering and countering the financing of terrorism policy, as required under the AMLA. The priorities include corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking, and proliferation financing. Many provisions of the AMLA will require additional rulemakings, reports, and other measures, and the impact of the AMLA will depend at least in part on their development and implementation.
•Community Reinvestment Act — Under the CRA, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income persons and neighborhoods. While the CRA does not establish specific lending requirements or programs, banks are rated on their performance in meeting the needs of their communities. In its most recent performance evaluation in 2020, Ally Bank received an “Outstanding” rating. In January 2020, Ally Bank began operating under a new three-year CRA strategic plan approved by the FRB. Failure by Ally Bank to maintain a “Satisfactory” or better rating under the CRA may adversely affect our ability to expand our financial and related activities as an FHC or make acquisitions. Refer to the section above titled Bank Holding Company, Financial Holding Company, and Depository Institution Status for additional information.
Human Capital
Our team members are integral to the success of our business, and central to our strategy is attracting, developing, and retaining talented individuals with the right skills to drive our business forward. We emphasize a working environment and company culture that embrace diverse talents, backgrounds, and perspectives and where colleagues feel valued as both individuals and members of the team. We had approximately 10,500 and 9,500 employees as of December 31, 2021, and 2020, respectively, which consisted primarily of full-time employees in the United States. Our employee growth for the year ended December 31, 2021, was primarily attributable to expansion in the overall business and our information technology organization.
Oversight and Governance
There are several processes in place to identify, prioritize, mitigate, and monitor human-capital risks. In alignment with our enterprise risk management framework, this promotes a well-controlled operational environment. We maintain enterprise policies and HR programs and conduct risk and control assessment and effectiveness tests, which are completed and reviewed, at least once a year. Transparency in risk reporting—through issue management, quarterly business reviews, and audits—provides appropriate governance and oversight. Our priority is to maintain the safety and soundness of Ally, our culture, and our workforce.
The Compensation, Nominating, and Governance Committee of the Board is responsible for the oversight of our human capital management. This Committee and Ally’s Executive Council biannually review organizational health metrics and progress toward cultural priorities including our DE&I efforts. Annually, the full Board reviews and approves Ally’s Code of Conduct and Ethics, which establishes how employees must conduct themselves and which is required to be attested to by all employees on an annual basis.
The management of our human capital resources is a core responsibility of our leaders. Leaders recognize the importance of attracting, engaging, and retaining talented employees at all levels of the organization. The HR leadership team reports to Ally’s Chief HR Officer and includes our Chief Diversity Officer, our Chief Ethics Officer, and other direct reports that work with our leaders to identify human capital metrics that are designed to promote the health of our organization. Quarterly, our Chief Diversity Officer conducts a diversity council session with senior leaders.
Culture
We recognize our long-term success is underpinned by the strength of our purpose-driven culture—a culture that we believe sets us apart from the competition and gives us an advantage as we recruit and retain talented team members. Our people-first approach enables a winning customer-centric philosophy focused on resiliency, adaptability, and a growth-mindset-oriented drive to “Be (Even) Better.” We strive to uphold our mantra to “Do it Right” through decisions and deeds at all levels of the organization, and we collectively commit to work with integrity and accountability and to uphold our core values in the workplace, the marketplace, and the community. Our culture is driven by our “LEAD” core values, where we emphasize that employees:
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

Ally Financial Inc. • Form 10-K
•[D]eliver results – We are passionate about winning – for our customers, our teams, and our company. Success is measured at both the outcome and the path to achieve it.
Our annual, CEO-sponsored enterprise-wide recognition program, “LEADing the Way,” is designed to recognize employees whose leadership and performance consistently model our core values in one or more of the following areas: innovation, risk culture, corporate citizenship, customer experience, DE&I, process improvement, or other attributes that reflect our overall culture. This award is one of the highest recognitions an employee can receive at Ally. In 2021, approximately 100 team members were recognized with this award. Recipients are nominated based on exceeding their LEAD core value performance objective, which is required for all employees. Additionally, employees can nominate colleagues for the quarterly peer-to-peer “I’m An Ally” award recognition program that provides employees the opportunity to recognize the hard work of individuals across the entire organization. These recognition programs reinforce our continued commitment to our culture.
Diversity, Equity, and Inclusion
We believe the best ideas come from a collective mixture of different voices and perspectives. We are an equal opportunity employer, and we strive for an inclusive work environment where all backgrounds, experiences, interests, viewpoints, and skills are respected, appreciated, and encouraged consistent with our culture. We are focused on diverse representation and retention in the workforce including different genders, races, nationalities, sexual orientations, and other identities—across all levels of the organization from entry to leadership. Fostering these diverse perspectives is important and reflects the beliefs and actions that are the backbone of our culture.
We have a deliberate focus on DE&I with an intentional emphasis on inclusion, which expands beyond traditional definitions of diversity. Notably, our company-wide engagement survey score for belonging is consistently rated over the financial services industry benchmark and was eight points above in 2021, as measured by our third-party provider. The importance of DE&I starts at the top with our CEO and Board, who consistently stress the value in leveraging our differences. In June 2017, our CEO was among the first 150 CEOs who signed on to the CEO Action Pledge for Diversity and Inclusion, and this commitment has been renewed every year since. In connection with nationwide movements against systemic racism and social injustices, our Board and Executive Council publicly pledged our continuing support for all groups with a heightened focus on Black, Hispanic and Latino colleagues, suppliers, partners, and communities in the promotion of equity and equality.
Our DE&I Council provides executive leadership on DE&I and promotes belonging at Ally and in our communities. A subset of our commitment to DE&I is a Financial and Social Inclusion Framework that is built upon four pillars: Community, Customers, Employees, and Suppliers.
•Community: Further social justice and address disparate systems and policies through an intentional approach to its philanthropy, volunteerism, and board service, as well as CRA initiatives including loans, investments, and partnerships.
•Employees: Increase representation and retention of Black, Hispanic and Latino employees at professional, managerial, and executive levels through intentional programming and support.
•Customers: Enable financial and social inclusion through our culture of customer obsession, developing education and/or solutions to strengthen economic mobility for all.
•Suppliers: Actively promote ways diverse-owned businesses can engage and succeed within the Ally Supply Chain.
These four pillars are championed by our employees, which empowers us to advance DE&I efforts in meaningful ways beyond Ally. Additionally, these efforts are further supported by our Chief Diversity Officer, and over 15 full-time employees designated to advance DE&I within Ally. While our Financial and Social Inclusion Framework is focused on addressing the wealth gap, specifically in Black, Hispanic and Latino communities, the four pillars are reflective of our DE&I efforts more broadly as further discussed below.
Community
Our approach to community is inclusive and integrates our employees across the organization. We help our employees develop their own skills while serving our communities with their time and talent. We encourage our employees to utilize eight paid hours per year to volunteer in their communities. In 2021, a year impacted by the COVID-19 pandemic, our employees volunteered approximately 28,000 hours in our communities. Also in 2021 we celebrated our tenth-annual “Giving Back Month,” and over the past decade we have achieved more than 100,000 volunteer hours and nearly $5 million in donations from our employees to our communities. Additionally, in 2021, we announced the creation of “Green Teams,” a network of employees who support environmental engagement.
Our philanthropic approach is based on a framework of economic mobility. We support programs that provide opportunities to individuals and families in low-and moderate-income communities with emphasis on three areas: affordable housing, financial literacy, and workforce preparedness. We solely funded the Ally Charitable Foundation, a non-consolidated entity, which has approximately $80 million in assets as of December 31, 2021, to drive positive and lasting impacts in our communities. In 2021, Ally and the Ally Charitable Foundation made a $5 million commitment to the Charlotte Mayor’s Racial Equity Initiative, a public/private partnership to address racial inequities. Additionally, the Ally Charitable Foundation championed Trust-Based Philanthropy, a philanthropic approach that supports extraordinary, grassroots nonprofits led by Black, Hispanic, and Latino individuals, through funding and various forms of technical assistance.

Ally Financial Inc. • Form 10-K
One of our largest and most powerful initiatives is Moguls in the Making, an annual competition that fosters opportunities for students from historically black colleges and universities. The annual program was launched in 2019 in collaboration with the Thurgood Marshall College Fund and the Sean Anderson Foundation. In 2021, we sponsored the third Moguls in the Making competition, with 50 students, who brought innovative and impactful solutions to economic mobility challenges. Since the program’s inception in 2019, we have offered internships to 36 students, which have often led to permanent job placements within Ally or the broader financial-services industry. Additionally, in 2021, we took further steps to address inequality of access to careers with long-term growth potential with a $1.3 million commitment that supported 23 scholarships and programs in partnership with the Congressional Black Caucus Foundation, TMCF, and other professional university groups.
Our financial education approach is broad, leveraging our team members to teach critical financial skills to children in elementary schools through adults re-entering society from the criminal justice system. During 2021, we provided financial skills training to nearly 12,000 individuals through various channels. One notable example of using our thought leadership in this area is the creation of Fintropolis, the gamification of financial education for middle school children. We leveraged Moguls in the Making interns to develop the concept of the game and curriculum that would be relevant to that audience.
Our work in the communities is woven throughout our culture. We originated approximately $1.5 billion and $1.4 billion in loans and investments that benefit low- and moderate-income individuals and communities as part of our CRA program during the years ended December 31, 2021, and 2020, respectively. In 2021, we executed on our mission to expand access to capital for Black, Hispanic and Latino fund managers by investing $70 million in funds with diverse managers/owners, including funds such as the Fearless Fund and Altura Capital. These investments will provide a financial foundation to help develop the next generation of successful Black, Hispanic and Latino entrepreneurs, investors, affordable housing developers, and community leaders. We also assisted Liberty Bank, one of the largest Black-owned banks in the country, by selling participations in $10 million of high-yielding loans. Additionally, Ally Bank received consecutive “Outstanding” CRA ratings in our last two reviews.
Employees
We take deliberate steps to weave DE&I through all our human capital efforts: from pipelining candidates, onboarding, all the way through the employee lifecycle. With this approach, we have been able to build on our LEAD culture to celebrate the differences that our employees bring to the workplace. In 2021, we held learning sessions focused on educating our employees on the impacts of systemic barriers to equity facing a wide-range of diverse communities. We also implemented unconscious bias mitigation and awareness training to help leaders across the organization understand the impacts of unconscious bias on our decision-making processes. Every employee has a specific culture-related performance objective, which includes a strong focus on DE&I. Additionally, for all executive leaders, annual performance objectives and reviews include a specific focus on representation and diversity trends within the workforce. The importance of DE&I is consistently reinforced by executive leadership through town hall meetings, employee communications, and active participation in and sponsorship of our ERGs. A diverse and inclusive workforce makes us stronger, more agile, more innovative, and more adaptable. We believe it makes us better and benefits our various stakeholders culturally, operationally, and financially.
We maintain eight ERGs sponsored by members of Ally’s Executive Council and chaired by leaders from multiple levels of management across Ally. These ERGs consist of: Aliados, Asian/Middle Eastern, Black/African American, Diverse Abilities, Generational, Pride, Veteran, and Women ALLYs. Membership in our ERGs is voluntary and open to all employees, whether they identify with the ERG or view themselves as an ally to the group. At December 31, 2021, 43% of our workforce belonged to at least one ERG, as compared to 38% as of December 31, 2020. Our objective is to foster a workplace environment where all employees have a sense of belonging and know their opinions count.
Our commitment to inclusion emphasizes representation transparency, accountability, and action for our employees. As of December 31, 2021, our gender representation is approximately 48% women, 50% men, and 2% undisclosed/other. We increased representation of women and people of color in our manager and above roles and redesigned programs to create more opportunities for early talent.
The following table presents our employee representation of women, and Black or African American, Latino or Hispanic, or Asian individuals as a percentage of all employees.

	2021 (a)				2020 (a)
December 31,	Women	Black or African American	Latino or Hispanic	Asian	Women	Black or African American	Latino or Hispanic	Asian
Associate	73%	50%	10%	3%	73%	51%	10%	3%
Analyst	47	18	8	8	47	16	7	7
Managers/Directors	34	7	4	13	32	6	3	11
Executive	25	4	3	4	23	2	4	2
All employees	48	21	7	8	49	22	7	7
(a)Figures in the table rely upon information self-reported by our employees.
We believe equal access to earning potential is essential in attracting, retaining, and inspiring top talent. Our external hiring practices are based on market rates for roles, experience, and performance. To the same end, we do not and have not requested salary history from

Ally Financial Inc. • Form 10-K
candidates since 2017, and we regularly benchmark our compensation against other companies, both within and outside our industry. Pay rates for all positions are routinely reviewed, ensuring equitable pay across the organization. On February 1, 2021, we established an internal minimum hourly wage for our U.S. employees of $17, which increased on September 13, 2021, to $20.
In December 2021, we announced that Juneteenth will be observed as a paid holiday for U.S. employees to commemorate the emancipation of millions of people from slavery and National Day for Truth and Reconciliation will be observed as a paid holiday for Canadian employees to honor the Native children, survivors, families, and communities affected by residential schools.
Customers
The diversity of our employees is a key component of our success as an organization as it allows us to have a workforce that is representative of customers we serve. In June 2021, we announced the elimination of all overdraft fees across our retail deposit products for all customers. This change is an example of our “Do It Right” commitment for all customers, including those that may be financially vulnerable. In January 2022, we announced Ally CoverDraft service, which provides a no fee overdraft allowance to our qualifying customers on debit transactions subject to a certain amount.
Suppliers
Our Supplier Diversity program focuses on diversity and inclusion amongst our supplier base. The Supplier Diversity program includes a proactive business strategy encouraging the use of diverse suppliers defined as those owned by U.S.-based minorities, women, LGBTQ, veterans and those with disabilities, and small or disadvantaged businesses defined by local, state, or federal classifications. We monitor and report expenditure with diverse suppliers in two tiers: first-tier expenditure is our direct expenditure with diverse suppliers, and second-tier expenditure is indirect expenditure associated with our prime suppliers that are utilizing minority, women, LGBTQ, veteran, disability-owned, and small or disadvantaged businesses to help support us.
Since the program’s inception, we have created operational processes to include diverse suppliers in our bidding and contracting opportunities. This has resulted in an increase in both first-tier diverse expenditure and our third-party supplier expenditure with minority-owned and women-owned businesses. Within the second-tier expenditure program, approximately 70% of Ally’s top 50 supplier relationships reported their diverse expenditure supporting Ally’s business for the first time in 2021.
We implemented new internal sourcing processes and standards for the identification and, wherever possible, inclusion of diverse suppliers in our Request for Proposal events. Our dedicated Supplier Diversity team assists our Business Lines and procurement teams in identifying a mix of diverse suppliers with the proper credentials and capabilities to adhere to our third-party risk, operational, commercial, legal and performance standards. As part of this due diligence process, our Supplier Diversity and procurement teams partner to research qualified diverse suppliers capable of meeting our standards in Request for Proposal events. This allows us to integrate consideration of diverse business enterprises in third-party purchasing opportunities. In addition, our procure-to-pay platform has functionality where suppliers can connect with us to promote their products and services. Our comprehensive sourcing network pairs our needs with the business strengths of a diverse mix of large and small suppliers who then may participate in our bidding and selection processes.
In January 2021, we hosted our inaugural Supplier Diversity Symposium, engaging more than 40 diverse suppliers in a company-wide networking event with our CEO and other business executives to increase access, build relationships, and explore opportunities to expand relationships with diverse suppliers. In addition to the Symposium, we hosted three quarterly diverse supplier spotlight events as part of our ongoing commitment to supplier diversity. Through these spotlight events, we engaged diverse suppliers through interactive mock sales pitches and provided immediate coaching and feedback. As a result of this access, many of the participating diverse suppliers went on to connect with our supply chain department and business line executives to explore potential opportunities. In February 2022, we hosted the second annual Supplier Diversity Symposium, and facilitated interactive breakout sessions and a fireside chat with our CEO.
Recognition
As a reflection of our collective efforts across each of these pillars to build an inclusive culture, we were recognized by several organizations in 2022 and 2021. In 2022, Ally was named a Forbes Best Employer among large employers, which ranked us 64th out of 500 large employers. Additionally, we were recognized as a 2022 Top Workplaces USA award recipient for our people-first culture.
In 2021, we made the Forbes’ lists as a best place to work for women, veterans, and diversity. We also were named to Diversity Inc.’s Top 50 companies for diversity list, and as a best place to work for disability inclusion by the following organizations: American Association of People with Disabilities, and Disability:IN. Additionally, the Human Rights Campaign Foundation named us a best place to work for LGBTQ equality, the fifth straight year we have achieved this recognition, and we were on the LinkedIn top companies list in Charlotte for 2021.
Engagement
Active engagement is key as we continue to build a company where our employees want to work, have purposeful careers, and feel empowered to make a difference. Throughout the year, we leverage an industry recognized third-party provider to administer confidential employee surveys to provide management feedback on key strengths, as well as to identify areas where we can take action to further improve our culture and further strengthen our engaged workforce.

Ally Financial Inc. • Form 10-K
The following table presents our company-wide engagement survey results as measured by our third-party provider, based on a 100-point scale, as well as employee participation in the survey.

	2021	2020
Ally score	84	87
Financial services benchmark	74	72
Ally employee participation %	79	82
For 2021 and 2020, our employee engagement scores have been within the top 10% of all companies that participated in the survey and at least ten points higher than the financial services industry benchmark. Active employee engagement helps to strengthen our employee retention rate, which was approximately 86% and 90% for the years ended December 31, 2021, and December 31, 2020, respectively.
Hiring, Retention, and Learning and Development
We make significant investments in recruitment and employee development to attract and retain top talent. Our recruitment process is vast and includes partnerships with universities with virtual and on-campus recruiting events, online platforms, internship and rotational programs, and referral bonuses to current employees. We hold numerous programs to invest in the growth and development of our employees. Our employee base receives continuing education courses relevant to our industry through the Ally Learning Center, in addition to on-the-job training related to their function. We offer targeted trainings for management and leadership development. We have organized a mentor-mentee program as an avenue for our employees to share knowledge, experience, and perspective and to foster the personal and professional growth of one another. Certain of our business lines offer rotational and leader development programs with the oversight and guidance of our HR business partners.
Our performance management process is designed to promote a culture of meaningful work, ongoing feedback and coaching, and employee-owned careers. Annually, employees partner with managers to create and align performance measurements considering company-wide objectives. We encourage quarterly performance review discussions between employees and managers and require year end performance evaluations summarizing the ongoing performance, development, and career interest conversations that occurred throughout the year. Additionally, we provide a multi-rater feedback tool to solicit additional perspectives on employee contributions and a more holistic picture of employee performance and leadership.
We encourage internal mobility among our employees, contributing to 26% of our existing eligible workforce that has been with Ally for at least one year receiving promotions or taking on new roles during the year ended December 31, 2021. Our deliberate focus on mobility supports our ongoing retention efforts for top talent across the organization. The retention rate for employees that we determine to be high performers through talent planning was 94% for the year ended December 31, 2021. On a routine basis, we perform talent and succession planning to develop and retain our top talent. We also provide support for continuing education through a tuition reimbursement program, as well as student loan repayment assistance and contributions to employee’s 529 education savings plans.
Total Rewards, Health, and Wellness
Our compensation program offers market-competitive base pay and pay-for-performance incentives based on achieving individual and company goals. In addition, our total rewards include competitive holiday and flexible paid-time-off, a 401(k) retirement savings plan with matching and company contributions that can total up to 10% of an employee’s salary per year, as well as other benefits designed to support the personal and professional lives of our employees. Examples of these benefits include paid parental and caregiver leave, adoption and surrogacy assistance, a backup child and adult/elder care program, no-cost access to certified financial planners, and an employee assistance program. We also match employee donations to registered nonprofits subject to an annual cap and provide our employees with eight hours of voluntary-time-off to give back in the communities where we work.
We empower our employees to act as founders with an owner’s mindset across all levels of the organization and all parts of the business which is encouraged through our shared equity program. In August 2021, we announced that all eligible employees may be awarded Ally stock annually through our discretionary #OwnIt Annual Grant Program dependent upon our financial performance and Board approval. In January 2022, for the third consecutive year, we awarded all active, regular Ally employees with 100 restricted stock units, up to a maximum grant date value of $5,000, and subject to a 3-year cliff vesting schedule, in recognition of our notable accomplishments and to support a founder’s mentality. This benefit provides shared equity to our employees and to further encourage the mindset of an owner, we also maintain an employee stock purchase plan that provides employees with the opportunity to purchase Ally stock at a discount.
Supporting and valuing all our employees is central to our culture. We offer flexible health insurance options including dental and vision for our employees, as well as a pre-tax health savings account with employer contributions. We provide life and disability benefits and manage a wellness program encouraging healthy living with financial rewards.
In response to the COVID-19 pandemic, we provided a range of financial-assistance offerings, including a one-time $1,200 expense payment in 2020 for those earning less than $100,000. We enhanced existing benefits and introduced new benefits related to COVID-19 and mental health concerns. Our Ally Employee Relief Fund has received over $1 million in donations and has helped over 700 of our employees since its launch in May 2020.

Ally Financial Inc. • Form 10-K
To curb the spread of COVID-19, we instituted a remote work protocol beginning in mid-March 2020. In 2021, we launched a voluntary office reentry pilot program to test processes and procedures designed to create a safe in-office environment. We required daily health attestations and reconfigured our working environment to allow for social distancing. The health and safety of our employees remain paramount in our decision-making, and our phased reopening of our facilities is based on viral trends, medical advisor guidance, governmental regulations, and local ordinances. While we began 2021 with nearly 99% of our employees working remotely, we ended the year prepared to reopen our corporate and regional business offices as a resource to vaccinated employees in January 2022 and we plan to open our operational centers to vaccinated employees in early 2022.
For our work to prioritize employee well-being with resources, benefits, and support, we were recognized with a Nation’s Best and Brightest in Wellness award in 2021, for the fifth consecutive year.
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
We are subject to extensive regulatory frameworks and to direct supervision and periodic examinations by various governmental agencies and industry SROs that are charged with overseeing the kinds of business activities in which we engage. This regulatory and supervisory oversight is designed to protect public and private interests—such as macroeconomic policy objectives, financial-market stability and liquidity, and the confidence and security of depositors generally—that may not always be aligned with those of our stockholders or non-deposit creditors. At any given time, we are involved in a number of legal and regulatory proceedings and governmental and regulatory examinations, investigations, and other inquiries. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. Since the economic crisis that began in 2007–2008, governmental scrutiny of the financial-services industry has intensified, fundamental changes have been made to the banking, securities, and other laws that govern financial services, and a multitude of related business practices have been altered. While the scope, intensity, and focus of governmental oversight can vary from time to time, we expect to continue devoting substantial time and resources to risk management, compliance, regulatory-change management, and cybersecurity and other technology initiatives, each of which may adversely affect our ability to operate profitably or to pursue advantageous business opportunities.
Ally has elected to be treated as an FHC, which permits us to engage in a number of financial and related activities—including securities, advisory, insurance, and merchant-banking activities—beyond the business of banking. Ally and Ally Bank are subject to ongoing requirements for Ally to qualify as an FHC. If Ally or Ally Bank is found not to be well capitalized or well managed, as defined under applicable law, we can be restricted from engaging in the broader range of financial and related activities permitted for FHCs, including the ability to acquire companies engaged in those activities, and can be required to discontinue these activities or even divest Ally Bank. In addition, if we fail to achieve a satisfactory or better rating under the CRA, our ability to expand these financial and related activities or make acquisitions could be restricted.
In connection with their continuous supervision and examinations of us, the FRB, the UDFI, the CFPB, the SEC, FINRA, the NYDFS, or other regulatory agencies may explicitly or implicitly require changes in our business or operations. Such a requirement may be judicially enforceable or impractical for us to contest, and if we are unable to comply with the requirement in a timely and effective manner, we could become subject to formal or informal enforcement and other supervisory actions, including memoranda of understanding, written agreements, cease-and-desist orders, and prompt-corrective-action or safety-and-soundness directives. The financial-services industry continues to face scrutiny from supervisory authorities in the examination process, including through an increasing use of horizontal reviews from a broader industry perspective, as well as strict enforcement of laws at federal, state, and local levels, particularly in connection with business and other practices that may harm or appear to harm consumers and compliance with anti-money-laundering, sanctions, and related laws. Because of the regulatory and supervisory framework, financial institutions often are less inclined to litigate with governmental authorities. In general, the amounts paid by financial institutions in settling proceedings or investigations and the severity of other terms of regulatory settlements are likely to remain elevated. In some cases, governmental authorities have required criminal pleas or other extraordinary terms, including admissions of wrongdoing and the imposition of monitors, as part of settlements. Supervisory actions could entail significant restrictions on our existing business, our ability to develop new business or make acquisitions, our flexibility in conducting operations, and our ability to pay dividends or utilize capital. Enforcement and other supervisory actions also can result in the imposition of civil monetary penalties or injunctions, related litigation by private plaintiffs, damage to our reputation, and a loss of customer or investor confidence. We could be required as well to dispose of specified assets and liabilities within a prescribed period of time. As a result, any enforcement or other supervisory action could have an adverse effect on our business, financial condition, results of operations, and prospects.
Our regulatory and supervisory environments—whether at federal, state, or local levels—are not static. No assurance can be given that applicable statutes, regulations, and other laws will not be amended or construed differently, that new laws will not be adopted, or that any of these laws will not be enforced more aggressively. For example, while Congress nullified the CFPB’s guidance about compliance with fair-lending laws in the context of indirect automotive financing, the NYDFS later adopted arguably more far-reaching guidance on the subject. Changes in the regulatory and supervisory environments could adversely affect us in substantial and unpredictable ways, including by limiting the types of financial services and products we may offer, enhancing the ability of others to offer more competitive financial services and products, restricting our ability to make acquisitions or pursue other profitable opportunities, and negatively impacting our financial condition and results of operations. Further, our noncompliance with applicable laws—whether as a result of changes in interpretation or enforcement, system or human errors, or otherwise—could result in the suspension or revocation of licenses or registrations that we need to operate and in the initiation of enforcement and other supervisory actions or private litigation.

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
We are currently subject to enhanced prudential standards that have been established by the FRB under the Dodd-Frank Act. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. Under the FRB’s tailoring framework for the enhanced prudential standards, Ally is a Category IV firm and, as such, is generally subject to supervisory stress testing on a two-year cycle and is required to submit an annual capital plan to the FRB. The FRB may require us to revise and resubmit our capital plan in specified circumstances, including if the FRB determines that our capital plan is incomplete, our capital plan or internal capital adequacy process contains material weaknesses, or there has been, or will likely be, a material change in our risk profile (including a material change in our business strategy or any risk exposure), financial condition, or corporate structure. While a resubmission is pending, without prior approval of the FRB, we would generally be prohibited from paying dividends, repurchasing our common stock, or making other capital distributions. In addition, to satisfy the FRB in its review of our capital plan, we may be required to further cease or limit these capital distributions or to issue capital instruments that could be dilutive to stockholders. The FRB also may prevent us from maintaining or expanding lending or other business activities. Any of these developments may damage our reputation and result in a loss of customer or investor confidence.
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
Ally Bank is a key part of our funding strategy, and we place great reliance on deposits at Ally Bank as a source of funding. Competition for deposits and deposit customers, however, is fierce and has only intensified with the implementation of enhanced capital and liquidity requirements since the economic crisis that began in 2007–2008. Ally Bank does not have a branch network but, instead, obtains its deposits through online and other digital channels, from customers of Ally Invest, and through deposit brokers. Brokered deposits may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. Brokered deposits totaled $4.7 billion at December 31, 2021, which represented 3.3% of Ally Bank’s total deposits. In addition, our ability to maintain or grow deposits may be constrained by our lack of in-person banking services, gaps in our product and service offerings, changes in consumer trends, our smaller scale relative to other financial institutions, competition from fintech companies and emerging financial-services providers, any failures or deterioration in our customer service, or any loss of confidence in our brand or our business. Our level of deposits also could be adversely affected by regulatory or supervisory restrictions, including any applicable prior approval requirements or limits on our offered rates or brokered deposit growth, and by changes in monetary or fiscal policies that influence deposit or other interest rates. Perceptions of our existing and future financial strength, rates or returns offered by other financial institutions or third parties, and other competitive factors beyond our control, including returns on alternative investments, will also impact the size of our deposit base.
Requirements under U.S. Basel III that increased the quality and quantity of regulatory capital and future revisions to the Basel III framework may adversely affect our business and financial results.
Ally and Ally Bank are subject to U.S. Basel III. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. U.S. Basel III subjects Ally and Ally Bank to minimum risk-based capital ratios and a capital conservation buffer above these

Ally Financial Inc. • Form 10-K
minimum ratios. Failure to satisfy these regulatory capital requirements would result in restrictions on our ability to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers.
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
In December 2017, the Basel Committee approved revisions to the global Basel III capital framework (commonly known as the Basel III endgame or as Basel IV), many of which—if adopted in the United States—could heighten regulatory capital standards. How these revisions will be finalized in the United States and harmonized with other regulatory proposals and rules (such as the stress capital buffer) is not clear or predictable, and no assurance can be provided that they would not further impact our business, results of operations, financial condition, or prospects in an adverse way.
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
Additionally, changes to tax policies could have a material impact to our results of operations and financial condition. For example, the U.S. Congress has recently engaged in significant debate on potential tax reforms, including proposals to increase the federal statutory rate, to impose a surcharge on stock repurchases, and to modify foreign tax credits. In November 2021, the House of Representatives passed the Build Back Better Act, which could adversely affect us if enacted into law. Any increase in the federal statutory rate could result in a significant day-one tax expense related to the revaluation of our deferred tax assets and liabilities and a significant increase in tax expense for future years. Tax and other fiscal policies, moreover, impact not only general economic and market conditions but also give rise to incentives or disincentives that affect how we and our customers prioritize objectives, deploy resources, and run households or operate businesses. Both the timing and the nature of any changes in monetary or fiscal policies, as well as their consequences for the economy and the markets in which we operate, are beyond our control and difficult to predict but could adversely affect us.
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
Cybersecurity and data privacy risks have received heightened legislative and regulatory attention. For example, the U.S. banking agencies have proposed enhanced cyber risk management standards that would apply to us and our service providers and that would address cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. In addition, the U.S. banking agencies recently adopted a rule requiring us to notify the FRB within 36 hours of any significant computer security incident. Several states and their governmental agencies, such as the NYDFS, also have adopted or proposed

Ally Financial Inc. • Form 10-K
cybersecurity laws. Privacy laws in the State of California, for example, require regulated entities to establish measures to identify, manage, secure, track, produce, and delete personal information.
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
Our business and financial results may be negatively affected by governmental responses to climate change and related environmental issues.
Governments are intensely focused on the effects of climate change and related environmental issues. For example, since December 2020, the FRB has become a member of the Network of Central Banks and Supervisors for Greening the Financial System, created a Supervision Climate Committee to identify and assess financial risks from climate change and to develop a program to ensure the resilience of supervised firms to those risks, and created a Financial Stability Climate Committee to identify, assess, and address climate-related risks to financial stability. In addition, President Biden has issued an Executive Order on Climate-Related Financial Risks, which in part directs the U.S. Treasury Secretary to work with other members of the Financial Stability Oversight Council to consider a number of actions. Included among them are the Financial Stability Oversight Council’s assessment of climate-related financial risk to the stability of the federal government and the U.S. financial system, facilitation of the sharing of climate-related financial risk data and information among its members and other executive departments and agencies, and issuance of a report on any efforts by its members to integrate consideration of climate-related financial risk in their policies and programs. Further, the SEC has created a Climate and ESG Task Force in the Division of Enforcement, whose purpose includes proactively identifying ESG-related misconduct such as material gaps or misstatements in the disclosure of climate risks.
How governments act to mitigate climate and related environmental risks, as well as associated changes in the behavior and preferences of businesses and consumers, could have an adverse effect on our business and financial results. The FRB has announced its development of a program of scenario analysis to evaluate the potential economic and financial risks posed by different climate outcomes, and especially because of our concentration in automotive finance and insurance, this could have the effect of directly or indirectly compelling us to alter our businesses or operations in ways that would be detrimental to our results of operations and prospects. Such a program, moreover, could be followed by an incorporation of climate and related environmental risks into the FRB’s supervisory stress tests, which may negatively impact us and our future capital plans. Further, we may be compelled to change or cease some of our lending or other business practices or our operational processes because of climate- or environmental-driven changes in applicable law or supervisory expectations or due to related political, social, market, or similar pressure. We also could experience a decline in the demand for and value of used gasoline-powered vehicles that secure our loans to dealers and consumers or that we remarket. It is possible as well that changes in climate and related environmental risks, perceptions of them, and governmental responses to them may occur more rapidly than we are able to adapt without disrupting our business and impairing our financial results.
Risks Related to Our Business
The COVID-19 pandemic has adversely affected us and our customers, counterparties, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant.
The spread of COVID-19 has created a global public-health crisis that has resulted in the substantial loss of life, with widespread volatility and deteriorations in household, business, economic, and market conditions, including in the United States where we conduct nearly all of our business. The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will continue to depend on a number of evolving factors, including:
•The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained and could continue to affect significantly more households and businesses or the same households and businesses repeatedly. The duration, severity, and trending of the pandemic remain difficult to predict.
•The response of governmental and nongovernmental authorities and the effect on economies and markets. Many governmental and nongovernmental authorities initially responded to COVID-19 by curtailing household and business activity as a containment measure while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. Although this response slowed the rate of spread of COVID-19 and supported economic stability, the number of cases has risen meaningfully at times and remains volatile, and the potential exists for further resurgences to occur, especially during the cold-and-flu season and in the wake of holidays and other times when social gatherings, travel, or vacations are common. In addition, while monetary policy has remained highly accommodative, the FRB has indicated that this will likely reverse in the near future due to rising inflation. A number of stimulative fiscal programs and actions have expired or been exhausted without renewal as the U.S. government continues to assess whether and how to continue or refine them. Even with vaccination rates increasing, national, regional, and local economies and markets could suffer further disruptions that are lasting.

Ally Financial Inc. • Form 10-K
•The effect on our customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties have continued to affect households and businesses differently and unevenly. Many households and businesses have changed their behavior and may continue to do so in response to governmental mandates and advisories that restrict or alter commercial and social behavior and interactions. As a result, our credit, operational, and other risks have at times been elevated and are expected to remain uncertain and volatile for the foreseeable future.
The most notable impact of COVID-19 on our results of operations was a significant increase in our provision expense for credit losses during 2020. This was primarily driven by incremental reserves associated with a deterioration in macroeconomic conditions, such as unemployment, following the onset of the pandemic. Given the unpredictability of COVID-19 and its continued direct and indirect effects, our forecast of macroeconomic conditions and operating results—including expected lifetime credit losses on our loan portfolio—will continue to be subject to meaningful uncertainty. The degree to which our future actions and those of governments and others will directly or indirectly assist our customers, counterparties, and third-party service providers and advance our business and the economy generally is unknown. We cannot yet be confident in the sustainability of recent improvements in our business—especially with the most recent resurgence of COVID-19 in much of the United States, the discovery of additional variants of the COVID-19 virus, and ongoing uncertainties around the efficacy and widespread adoption of vaccines and other medical treatments—and the future effects on our business, financial position, results of operations, and prospects could be significant as time goes on.
We are unable to estimate the near-term and ultimate impacts of COVID-19 on our business and operations. The pandemic and its ongoing direct and indirect effects could cause us to experience higher credit losses in our lending portfolio, additional increases in our allowance for credit losses, impairment of our goodwill and other financial assets, heightened volatility in and diminished access to capital markets and other funding sources, further reduced demand for our products and services, and other negative impacts on our financial position, results of operations, and prospects. In addition, while we continue to anticipate that our capital and liquidity positions will be sufficient, any future sustained adverse effects may impair these positions, prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements, and result in downgrades in our credit ratings. The COVID-19 pandemic and related governmental mandates and advisories also have necessitated changes in the way we and our third-party service providers continue operations—including an extended period of remote-work arrangements—and we may face heightened security, information-technology, operational, and similar risks as a result. The length of time we and our third-party service providers may be required to operate under these circumstances, as well as the potential for conditions to worsen or for significant disruptions to occur, remains unpredictable. All of these risks and uncertainties can be expected to persist at least until the pandemic is demonstrably and sustainably contained.
Weak or deteriorating economic conditions, failures in underwriting, changes in underwriting standards, financial or systemic shocks, or continued growth in our nonprime or used vehicle financing business could increase our credit risk, which could adversely affect our business and financial results.
Our business is centered around lending and banking with an emphasis on our digital platform, and a significant percentage of our assets are composed of loans, operating leases, and securities. As a result, in the ordinary course of business, credit risk is one of our most significant risks.
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
We continue to have exposure to nonprime consumer automotive financing and used vehicle financing. We define nonprime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of less than 620. Customers that finance used vehicles tend to have lower FICO® Scores as compared to new vehicle customers, and defaults resulting from vehicle breakdowns are more likely to occur with used vehicles as compared to new vehicles that are financed. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.8 billion, or approximately 11.3% of our total consumer automotive loans at December 31, 2021, as compared to $8.6 billion, or approximately 11.7% of our total consumer automotive loans at December 31, 2020. At December 31, 2021, and 2020, $294 million and $337 million, respectively, of nonprime consumer automotive loans were considered

Ally Financial Inc. • Form 10-K
nonperforming as they had been placed on nonaccrual status in accordance with our accounting policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements for additional information. Additionally, the carrying value of our consumer automotive used vehicle loans before allowance for loan losses was $49.3 billion, or approximately 63.0% of our total consumer automotive loans at December 31, 2021, as compared to $43.0 billion, or approximately 58.3% of our total consumer automotive loans at December 31, 2020. If our exposure to nonprime consumer automotive loans or used vehicle financing continue to increase over time, our credit risk will increase to a possibly significant degree.
As part of the underwriting process, we rely heavily upon information supplied by applicants and other third parties, such as credit reporting agencies, automotive dealers (in the case of automotive consumer and commercial loans), and service providers (in the case of unsecured personal loans). If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected before completing the transaction, we may experience increased credit risk.
Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to significantly increase our allowance, which may adversely affect our financial condition and results of operations.
Through the issuance of CECL, the FASB has required the implementation of a new accounting model to measure credit losses for financial assets measured at amortized cost, which includes the vast majority of our finance receivables and loan portfolio. Under this new model, the allowance is established to reserve for management’s best estimate of expected lifetime losses inherent in our finance receivables and loan portfolio. CECL substantially increased our allowance for loan losses with a resulting negative day-one adjustment to equity on January 1, 2020. Refer to Note 1 to the Consolidated Financial Statements and the section above titled Regulation and Supervision in Part I, Item 1 of this report.
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
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current and future credit risks using existing quantitative and qualitative information, all of which may change substantially over time. Changes in economic conditions affecting borrowers, revisions to accounting rules and related guidance, new qualitative or quantitative information about existing loans, identification of additional problem loans, changes in the size or composition of our finance receivables and loan portfolio, changes to our models or loss estimation techniques including consideration of forecasted economic assumptions, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. For example, our shift to a full credit spectrum consumer automotive finance portfolio over the past several years has resulted in additional increases in our allowance for loan losses, and could result in additional increases in the future. Any increase in the allowance in future periods may adversely affect our financial condition or results of operations. Refer to the risk factor below, titled Our business and operations make extensive use of models, and we could be adversely affected if our design, implementation, or use of models is flawed, for more information on how risks associated with our use of models could affect our allowance for loan losses.
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
A number of trends are affecting the automotive industry and the role of dealers within it. These include challenges to the dealer’s role as intermediary between manufacturers and purchasers, shifting financial and other pressures exerted by manufacturers on dealers, the rise of vehicle sharing and ride hailing, the development of autonomous and alternative-energy vehicles, the impact of demographic shifts on attitudes and behaviors toward vehicle ownership and use, changing consumer and regulatory expectations around the vehicle buying experience, adjustments in the geographic distribution of new and used vehicle sales, and advancements in communications technology. While it is not currently clear how and how quickly these trends may develop, any one or more of them could adversely affect the key role of dealers and their business models, profitability, and viability, and if this were to occur, our dealer-centric automotive finance and insurance businesses could suffer as well.
Our share of commercial wholesale financing remains at risk of decreasing in the future as a result of intense competition and other factors. The number of dealers with whom we have wholesale relationships decreased approximately 14% as compared to December 31, 2020. If we are not able to maintain existing relationships with significant automotive dealers or if we are not able to develop new relationships for any reason—including if we are not able to provide services on a timely basis, offer products and services that meet the needs of the dealers, compete successfully with the products and services of our competitors, or effectively counter the influence that captive automotive finance companies have in the marketplace or the exclusivity privileges that some competitors have with automotive manufacturers—our wholesale funding volumes, and the number of dealers with whom we have retail funding relationships, could decline in the future. If this were to occur, our business, results of operations, financial condition, or prospects could be adversely affected.

Ally Financial Inc. • Form 10-K
GM and Stellantis dealers and their retail customers continue to constitute a significant portion of our customer base, which creates concentration risk for us.
While we continue to diversify our automotive finance and insurance businesses and to expand into other financial services, GM and Stellantis dealers and their retail customers still constitute a significant portion of our customer base. In 2021, 31% of our new vehicle dealer inventory financing and 21% of our consumer automotive financing volume were transacted for GM dealers and customers, and 48% of our new vehicle dealer inventory financing and 26% of our consumer automotive financing volume were transacted for Stellantis dealers and customers. In 2020, 40% of our new vehicle dealer inventory financing and 22% of our consumer automotive financing volume were transacted for GM-franchised dealers and customers, and 40% of our new vehicle dealer inventory financing and 28% of our consumer automotive financing volume were transacted for Stellantis dealers and customers. GM and its captive finance company compete vigorously with us and could take further actions that negatively impact the amount of business that we do with GM dealers and their customers. Additionally, through a recent acquisition, Stellantis has indicated its intention to develop a captive finance company in the United States that could impact the business that we do with Stellantis dealers and their customers. A significant adverse change in GM’s or Stellantis’ business—including, for example, in the production or sale of GM or Stellantis vehicles, the quality or resale value of GM or Stellantis vehicles, GM’s or Stellantis’ relationships with its key suppliers, or the rate or volume of recalls of GM or Stellantis vehicles—could negatively impact our GM and Stellantis dealer and retail customer bases and the value of collateral securing our extensions of credit to them. Any future reductions in GM and Stellantis business that we are not able to offset could adversely affect our business and financial results.
Our business and financial results are dependent upon overall U.S. automotive industry sales volume.
Our automotive finance and insurance businesses can be impacted by the sales volume for new and used vehicles. Vehicle sales are impacted, in turn, by several economic and market conditions, including employment levels, household income, interest rates, credit availability, inventory levels, customer preferences, and fuel costs. For example, new vehicle sales decreased dramatically during the economic crisis that began in 2007–2008 and did not rebound significantly until 2012 and 2013. More recently, automotive manufacturers have continued to experience shortages in their supply of semiconductor chips and other supply-chain delays, which have materially constrained their production and sale of new vehicles. Any future declines in new or used vehicle sales could have an adverse effect on our business and financial results.
Vehicle loans and operating leases make up a significant part of our earning assets, and our business and financial results could suffer if used vehicle prices are low or volatile or decrease in the future.
During the year ended December 31, 2021, approximately 56% of our average earning assets were composed of vehicle loans or operating leases and related residual securitization interests. If we experience higher losses on the sale of repossessed vehicles or lower or more volatile residual values for off-lease vehicles, our business or financial results could be adversely affected.
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

Ally Financial Inc. • Form 10-K
The levels of or changes in interest rates could adversely affect us beyond our net interest income, including by increasing the cost or decreasing the availability of deposits or other variable-rate funding instruments, reducing the return on or demand for loans or increasing the prepayment speed of loans, increasing customer or counterparty delinquencies or defaults, negatively impacting our ability to remarket off-lease and repossessed vehicles, and reducing the value of our loans, retained interests in securitizations, and fixed-income securities in our investment portfolio and the efficacy of our hedging strategies.
The level of and changes in market rates of interest—and, as a result, these risks and uncertainties—are beyond our control. The dynamics among these risks and uncertainties are also challenging to assess and manage. For example, while an accommodative monetary policy may benefit us to some degree by spurring economic activity among our customers, such a policy may ultimately cause us more harm by inhibiting our ability to grow or sustain net interest income. A rising interest rate environment can pose different challenges, such as potentially slowing the demand for credit, increasing delinquencies and defaults, and reducing the values of our loans and fixed-income securities. Market volatility in interest rates can create particularly difficult conditions. Following a prolonged period in which the federal funds rate was stable or decreasing, the FRB increased this benchmark rate on a number of occasions during 2017 and 2018 and began to end its quantitative-easing program and reduce the size of its balance sheet. During 2019, however, the FRB reversed course and reduced the federal funds rate several times and, in March 2020, reduced the target range for the federal funds rate to zero to 0.25 percent. A meaningful rise in inflation during 2021 and into 2022 has prompted FRB officials to signal that increases in the federal funds rate and reductions in the size of the FRB’s balance sheet are expected in the coming year. Refer to the section titled Market Risk in the MD&A that follows and Note 21 to the Consolidated Financial Statements.
The discontinuation of LIBOR may adversely affect our business and financial results.
LIBOR meaningfully influences market interest rates around the globe. We have exposure to LIBOR-based contracts through a number of our finance receivables and loans, primarily commercial automotive loans and corporate finance loans, as well as certain investment securities and other arrangements.
In March 2021, the United Kingdom Financial Conduct Authority and the administrator of LIBOR announced that U.S. dollar LIBOR settings will cease to be provided or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. In November 2020, U.S. banking agencies issued guidance encouraging banks to stop entering new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable but no later than December 31, 2021. Additionally, in October 2021, U.S. banking agencies emphasized their expectation that supervised institutions with LIBOR exposure continue to progress toward an orderly transition away from LIBOR, including clarification on the meaning of new LIBOR contracts, considerations when assessing appropriateness of alternative reference rates, and expectations for fallback language in new or updated contracts.
While governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities will not be adversely affected. Further, the viability of SOFR as an alternative reference rate and the availability and acceptance of other alternative reference rates remain unclear and also may have adverse effects on market rates of interest and the value of securities and other financial arrangements. These uncertainties, proposals and actions to resolve them, and their ultimate resolution also could negatively impact our funding costs, loan and other asset values, asset-liability management strategies, and other aspects of our business and financial results. Refer to the section titled Market Risk in the MD&A that follows and Note 21 to the Consolidated Financial Statements.
We rely extensively on third-party service providers in delivering products and services to our customers and otherwise conducting our business and operations, and their failure to perform to our standards or other issues of concern with them could adversely affect our reputation, business, and financial results.
We seek to distinguish ourselves as a customer-centric company that delivers passionate customer service and innovative financial solutions and that is relentlessly focused on “Doing it Right.” Third-party service providers, however, are key to much of our business and operations, including online and mobile banking, mortgage finance, personal lending, credit cards, brokerage, customer service, and operating systems and infrastructure. While we have implemented a supplier-risk-management program and can exert varying degrees of influence over our service providers, we do not control them, their actions, or their businesses. Our contracts with service providers, moreover, may not require or sufficiently incent them to perform at levels and in ways that we would choose to act on our own. Despite our supplier-risk-management program, no assurance can be provided that our service providers will perform to our standards, adequately represent our brand, comply with applicable law, appropriately manage their own risks, remain financially or operationally viable, abide by their contractual obligations, or continue to provide us with the services that we require. In such a circumstance, our ability to deliver products and services to customers, to satisfy customer expectations, and to otherwise successfully conduct our business and operations could be adversely affected. In addition, we may need to incur substantial expenses to address issues of concern with a service provider, and if the issues cannot be acceptably resolved, we may not be able to timely or effectively replace the service provider due to contractual restrictions, the unavailability of acceptable alternative providers, or other reasons. Further, regardless of how much we can influence our service providers, issues of concern with them could result in supervisory actions and private litigation against us and could harm our reputation, business, and financial results.

Ally Financial Inc. • Form 10-K
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
Skilled employees are our most important resource, and competition for talented people is intense. Even though compensation and benefits expense is among our highest expenses, we may not be able to locate and hire the best people, keep them with us, or properly motivate them to perform at a high level. This risk may be exacerbated due to some of our competitors having significantly greater scale, financial and operational resources, and brand recognition. While we engage in robust succession planning, our senior executives and other key leaders have deep and broad industry experience and would be difficult to replace without some degree of disruption. In addition, we may experience competition in retaining employees based on remote or other flexible work arrangements, and our ability to attract or retain qualified employees may be adversely affected if our work arrangements are perceived as less favorable than those of our competitors. Continued scrutiny of compensation practices, especially in the financial services industry, has made this competition for talent only more difficult. In addition, many parts of our business are particularly dependent on key personnel, and retaining talented people in certain areas, such as technology, has been challenging. Further, growth in our businesses, through acquisitions or otherwise, will further increase our need for skilled employees. If we were to lose and find ourselves unable to replace these personnel or other skilled employees or if the competition for talent were to drive our compensation costs to unsustainable levels, our management of operational and other risks could suffer, and our business and financial results could be negatively impacted.
Our ability to successfully make acquisitions is subject to significant risks, including the risk that governmental authorities will not provide the requisite approvals, the risk that integrating acquisitions may be more difficult, costly, or time consuming than expected, and the risk that the value of acquisitions may be less than anticipated.
We may from time to time seek to acquire other financial-services companies or businesses. These acquisitions may be subject to regulatory approval, and no assurance can be provided that we will be able to obtain that approval in a timely manner or at all or that approval may not be subject to burdensome conditions. This risk has become more pronounced in the last year as several governmental officials have expressed skepticism about the value of further consolidation in the financial-services industry. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. Even when we are able to obtain regulatory approval, the failure of other closing conditions to be satisfied or waived could delay the completion of an acquisition for a significant period of time or prevent it from occurring altogether. Any failure or delay in closing an acquisition could adversely affect our reputation, business, and performance.
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

Ally Financial Inc. • Form 10-K
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
We have significant maturities of unsecured debt each year. While we have reduced our reliance on unsecured funding as our deposits have grown, it remains an important component of our capital structure and financing plans. At December 31, 2021, approximately $1.1 billion in principal amount of total outstanding consolidated unsecured debt is scheduled to mature in 2022, and approximately $2.1 billion and $1.5 billion is scheduled to mature in 2023 and 2024, respectively. We also utilize secured funding. At December 31, 2021, approximately $4.8 billion in principal amount of total outstanding consolidated secured long-term debt is scheduled to mature in 2022, approximately $1.5 billion is scheduled to mature in 2023, and approximately $1.3 billion is scheduled to mature in 2024. Furthermore, at December 31, 2021, approximately $32.0 billion in certificates of deposit at Ally Bank are scheduled to mature in 2022, which is not included in the amounts provided above. Additional funding, whether through deposits or borrowings, will be required to fund a substantial portion of the debt maturities over these periods.
At times we may rely on our ability to borrow from other financial institutions, and bank facilities are generally up for renewal on a yearly basis. Any weakness in market conditions, tightening of credit availability, or other events referenced earlier in this risk factor could have a negative effect on our ability to refinance any existing facilities and could increase the costs of bank funding. Ally and Ally Bank also continue to access the securitization markets. While those markets have stabilized following the liquidity crisis that commenced in 2007–2008, there can be no assurances that these sources of liquidity will remain available to us.
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
We have a significant amount of indebtedness apart from deposit liabilities. At December 31, 2021, we had approximately $17.9 billion in principal amount of indebtedness outstanding (including $7.6 billion in secured indebtedness). Interest expense on our indebtedness was equal to approximately 10% of our total financing revenue and other interest income for the year ended December 31, 2021. We also have the ability to create additional indebtedness.
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

Ally Financial Inc. • Form 10-K
The markets for automotive financing, insurance, banking (including corporate finance, mortgage finance, point-of-sale personal lending, and credit card), brokerage, and investment-advisory services are extremely competitive, and competitive pressures could adversely affect our business and financial results.
The markets for automotive financing, insurance, banking (including corporate finance, mortgage finance, point-of-sale personal lending, and credit card), brokerage, and investment-advisory services are highly competitive, and we expect competitive pressures only to intensify in the future, especially in light of the regulatory and supervisory environments in which we operate, technological innovations that alter the barriers to entry, current and evolving economic and market conditions, changing customer preferences and consumer and business sentiment, and monetary and fiscal policies. Refer to the section above titled Industry and Competition in Part I, Item 1 of this report. Competitive pressures may drive us to take actions that we might otherwise eschew, such as lowering the interest rates or fees on loans, raising the interest rates on deposits, or adopting more liberal underwriting standards. These pressures also may accelerate actions that we might otherwise elect to defer, such as substantial investment in systems or infrastructure. Whatever the reason, actions that we take in response to competition may adversely affect our results of operations and financial condition. These consequences could be exacerbated if we are not successful in introducing new products and services, achieving market acceptance of our products and services, developing and maintaining a strong customer base, continuing to enhance our reputation, or prudently managing risks and expenses.
Challenging business, economic, or market conditions may adversely affect our business, results of operations, and financial condition.
Our businesses are driven by robust economic and market activity, monetary and fiscal stability, and positive investor, business, and consumer sentiment. A downturn in economic conditions, disruptions in the equity or debt markets, high unemployment or underemployment, depressed vehicle or housing prices, unsustainable debt levels, high inflation, unfavorable changes in interest rates, declines in household incomes, deteriorating consumer or business sentiment, consumer or commercial bankruptcy filings, or declines in the strength of national or local economies could decrease demand for our products and services, increase the amount and rate of delinquencies and losses, raise our operating and other expenses, and negatively impact the returns on and the value of our loans, investment portfolio, and other assets. Further, if a significant and sustained increase in fuel prices or other adverse conditions were to lead to diminished new and used vehicle purchases or prices, our automotive finance and insurance businesses could suffer considerably. In addition, concerns about the pace of economic growth and uncertainty about fiscal and monetary policies can result in significant volatility in the financial markets and could impact our ability to obtain cost-effective funding. If any of these events were to occur or worsen, our business, results of operation, and financial condition could be adversely affected.
Acts or threats of terrorism, natural disasters, and other conditions or events beyond our control could adversely affect us.
Geopolitical conditions, natural disasters, pandemics, and other conditions or events beyond our control may adversely affect our business, results of operations, financial condition, or prospects. Refer to the risk factor above, titled The COVID-19 pandemic has adversely affected us and our customers, counterparties, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant, for more information on risks associated with the COVID-19 pandemic. For example, acts or threats of terrorism and political or military actions taken in response to terrorism could adversely affect general economic, business, or market conditions and, in turn, us, especially as an intermediary within the financial system. In addition, nation states engaged in warfare or other hostile actions may directly or indirectly use cyberattacks against financial systems and financial-services companies like us to exert pressure on one another or other countries with influence or interests at stake. We also could be negatively impacted if our key personnel, a significant number of our employees, or our systems or infrastructure were to become unavailable or damaged due to a pandemic, natural disaster, war, act of terrorism, accident, or similar cause. These same risks and uncertainties arise too for the service providers and counterparties on whom we depend as well as their own third-party service providers and counterparties.
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
We use estimates and assumptions in determining the fair value of many of our assets, including retained interests from securitizations, loans held for sale, and other investments that do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining the residual values of our operating lease assets. In addition, we use estimates and assumptions in determining our allowance for loan losses, reserves for legal matters, insurance losses, and loss adjustment expenses (which represent the accumulation of estimates for both reported losses and those incurred, but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements). Refer to the section titled Critical Accounting Estimates in the MD&A that follows. Our assumptions and estimates may be inaccurate for many reasons. For example, they often involve matters that are inherently difficult to predict and that are beyond our control (such as macroeconomic conditions and their impact on automotive dealers) and often involve complex interactions

Ally Financial Inc. • Form 10-K
between a number of dependent and independent variables, factors, and other assumptions. Assumptions and estimates are also far more difficult during periods when markets are dislocated or illiquid and when comparable historical data is lacking. As a result, our actual experience may differ substantially from these estimates and assumptions. A meaningful difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition, and prospects and may increase the volatility of our financial results. In addition, several different judgments associated with assumptions or estimates could be reasonable under the circumstances and yet result in significantly different results being reported.
Significant fluctuations in the valuation of investment securities or market prices could negatively affect our financial results.
Market prices for investment securities, nonmarketable equity investments, and other financial assets are subject to considerable fluctuation. Fluctuations may result, for example, from perceived changes in the value of the asset, the relative price of alternative investments, the usual volume of trading in the asset, shifts in investor sentiment, geopolitical events, actual or expected changes in monetary or fiscal policies, and general market conditions, such as inflation. Due to these kinds of fluctuations, the amount that we realize in the subsequent sale of an investment may significantly differ from the last reported value and could negatively affect our financial results. For example, because nonmarketable equity investments are not readily salable in capital markets, their values are particularly susceptible to extreme volatility. Additionally, negative fluctuations in the value of available-for-sale investment securities could result in unrealized losses recorded in equity.
Changes in accounting standards could adversely affect our reported revenues, expenses, profitability, and financial condition.
Our financial statements are subject to the application of U.S. GAAP, which are periodically revised or expanded. The application of U.S. GAAP is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB, the SEC, banking agencies, and our independent registered public accounting firm. Those changes are beyond our control but could adversely affect our revenues, expenses, profitability, or financial condition. For example, the adoption of CECL effective January 1, 2020, resulted in a significant increase to our allowance for loan losses in 2020. Refer to Note 1 to the Consolidated Financial Statements for financial accounting standards issued by the FASB, but not yet adopted by the Company.
The financial system is highly interrelated, and the failure of even a single financial institution or other participant in the financial system could adversely affect us.
The financial system is highly interrelated, including as a result of lending, trading, clearing, counterparty, and other relationships. We have exposure to and routinely execute transactions with a wide variety of financial institutions, including brokers, dealers, commercial banks, and investment banks. The financial system includes other substantial participants as well, including exchanges, central counterparties, government-sponsored enterprises, insurance companies, private-equity funds, hedge funds, family offices, mutual funds, and money-market funds. If any of these institutions or participants were to become or perceived to be unstable, were to fail in meeting its obligations in full and on time, or were to enter bankruptcy, conservatorship, or receivership, the consequences could ripple throughout the financial system and may adversely affect our business, results of operations, financial condition, or prospects. Because of interrelationships within the financial system, this could occur even if the institution or participant itself were not systemically important or perceived to play a meaningful role in the stable functioning of the financial markets.
Adverse economic conditions or changes in laws in the states where we have loan or operating lease concentrations may negatively affect our business and financial results.
We are exposed to portfolio concentrations in some states, including California, Texas, and Florida. Factors adversely affecting the economies and applicable laws in these states, including public policies that have the effect of drawing financial-services companies into contentious political or social issues, could have an adverse effect on our business, results of operations, and financial condition.
Negative publicity outside of our control, or our failure to successfully manage issues arising from our conduct or in connection with the financial services industry generally, could damage our reputation and adversely affect our business or financial results.
The performance and value of our business could be negatively impacted by any reputational harm that we may suffer, especially as an intermediary within the financial system. This harm could arise from negative publicity outside of our control or our failure to adequately address issues arising from our conduct or in connection with the financial services industry generally. Risks to our reputation could arise in any number of contexts—for example, stricter regulatory or supervisory environments, cyber incidents and other security breaches, inabilities to meet customer expectations, political controversies and social trends involving financial-services, mergers and acquisitions, lending or banking practices, actual or perceived conflicts of interest, failures to prevent money laundering, inappropriate conduct by employees, inadequate corporate governance, and any similar issues affecting our service providers.
Our failure to maintain appropriate ESG practices, oversight, and disclosures could result in reputational harm, a loss of customer and investor confidence, and adverse business and financial results.
Governments, investors, customers, and the general public are increasingly focused on ESG practices, oversight, and disclosures. For us and others in the financial-services industry, this focus extends to the practices and disclosures of the customers, counterparties, and service providers with whom we choose to do business. For example, while we have a smaller carbon footprint as a digital financial services

Ally Financial Inc. • Form 10-K
company and do not have commercial-lending relationships with a host of sensitive industries (such as those whose products are or are perceived to be harmful to the environment or the public health), the majority of our business and operations are connected to the automotive industry. Views about ESG are diverse, dynamic, and rapidly changing, with a number of competing constituencies. If we were to fail to maintain ESG practices, oversight, and disclosures that are considered appropriate by supervisory authorities, investors, customers, or other constituencies with the ability to affect our business and financial results, we could suffer reputational damage, a loss of customer and investor confidence, and adverse effects on our results of operations and prospects.
Climate change could adversely affect our business, operations, and reputation.
A prominent aspect of ESG is climate change and the management of climate and related environmental risks. The climate and the environment, however, are extraordinarily complex and impossible to reliably model, and as a result, related physical and transition risks and the scope and severity of their consequences are pervaded by uncertainty. Climate change and the transition to a less carbon-dependent economy may adversely affect our business, results of operations, financial condition, or prospects due to our concentration in automotive finance and insurance or for entirely different reasons that we cannot yet foresee. These physical and transition risks also may have a negative impact on the business, operations, or financial condition of customers, counterparties, and service providers on whom we rely. In addition, climate change may impact the broader economy, including through changes to the production, allocation, and use of energy and disruptions to supply chains. If our strategic or tactical responses to these physical and transition risks are or are perceived to be ineffective or insufficient, we could be subject to enforcement and other supervisory actions, reputational damage, a loss of customer or investor confidence, an exodus of talented employees, or other harm. Refer to the risk factor above, titled Our business and financial results may be negatively affected by governmental responses to climate change and related environmental issues for more information on risks associated with governmental responses to climate change.
Risks Related to Our Operations
We face a wide array of security risks that could result in business, reputational, financial, regulatory, and other harm to us.
Our operating systems and infrastructure, as well as those of our service providers or others on whom we rely, are subject to security risks that are rapidly evolving and increasing in scope, complexity, and frequency, in part, because of the introduction of new technologies, the expanded use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of hostile state-sponsored actors, organized crime, perpetrators of fraud, hackers, terrorists, and others. We, along with other financial institutions, our service providers, and others on whom we rely, have been and are expected to continue to be the target of cyberattacks, which could include computer viruses, malware, malicious or destructive code, phishing or spear phishing attacks, denial-of-service or denial-of-information attacks, ransomware, identity theft, access violations by employees or vendors, attacks on the personal email of employees, and ransom demands accompanied by threats to expose security vulnerabilities. The development of new technologies, as well as the utilization of decentralized technology infrastructures (such as cloud computing) and software-defined networks, could expose us to additional cybersecurity risks. We, our service providers, and others on whom we rely are also exposed to more traditional security threats to physical facilities and personnel.
These security risks could result in business, reputational, financial, regulatory, and other harm to us, which could be particularly pronounced due to our being a digital financial-services company with a meaningful dependence on service providers. For example, if sensitive, confidential, or proprietary data or other information about us or our customers or employees were improperly disclosed, accessed, or destroyed because of a security breach, we could experience severe business or operational disruptions, reputational damage, contractual claims, supervisory actions, or litigation by private plaintiffs. As a digital financial-services company and a direct bank with no branch network, we may face heightened pressure to resolve security breaches more expeditiously to prevent or mitigate a loss of depositor or customer confidence, and if we were to fail to do so, our viability as a going concern could be threatened. As threats inevitably evolve, we expect to continue experiencing increased scrutiny of our security frameworks and protocols by supervisory authorities and others and to continue expending significant resources to enhance our defenses, to educate our employees, to monitor and support the defenses established by our service providers and others on whom we rely, and to investigate and remediate incidents and vulnerabilities as they arise or are identified. Even so, we may not be able to anticipate or implement effective preventive measures against all security breaches, especially because techniques change frequently, attacks can be launched with no warning from a wide variety of sources around the globe, and attackers often need few resources to extensively probe and exploit vulnerabilities over lengthy periods of time. A sophisticated breach, moreover, may not be identified until well after the attack has occurred and the damage has been caused.
We also could be adversely affected by security risks faced by others. For example, a cyberattack or other security breach affecting a service provider or another entity on whom we rely could negatively impact us and our ability to conduct business and operations just as much as a breach affecting us directly. Further, in such a circumstance, we may not receive timely notice of or information about the breach or be able to exert any meaningful control or influence over how and when the breach is addressed. In addition, a security threat affecting the business community, the markets, or parts of them may cycle or cascade through the financial system and harm us. The mere perception of a security breach involving us or any part of the financial services industry, whether or not true, also could damage our business, operations, or reputation.
Many if not all of these risks and uncertainties are some of our most significant and yet beyond our control. Refer to the section titled Risk Management in the MD&A that follows.

Ally Financial Inc. • Form 10-K
Our operating systems or infrastructure, as well as those of our service providers or others on whom we rely, could fail or be interrupted, which could disrupt our business and adversely affect our results of operations, financial condition, and prospects.
We rely heavily upon communications, data management, and other operating systems and infrastructure—including cloud-based services—to conduct our business and operations, which creates meaningful operational risk for us. Any failure of or interruption in these systems or infrastructure or those of our service providers or others on whom we rely—including as a result of inadequate or failed technology or processes, unplanned or unsuccessful updates to technology, sudden increases in transaction volume, human errors, fraud or other misconduct, deficiencies in the integration of acquisitions or the commencement of new businesses, energy or similar infrastructure outages, disruptions in communications networks or systems, natural disasters, catastrophic events, pandemics, acts of terrorism, political or social unrest, external or internal security breaches, acts of vandalism, cyberattacks such as computer viruses and malware, misplaced or lost data, or breakdowns in business continuity plans—could cause failures or delays in receiving applications for loans and operating leases, underwriting or processing loan or operating-lease applications, servicing loans and operating leases, accessing online accounts, processing transactions, executing brokerage orders, communicating with our customers, managing our investment portfolio, or otherwise conducting our business and operations. These adverse effects could be exacerbated if systems or infrastructure need to be taken offline or meaningfully repaired, if backup systems or infrastructure are not adequately redundant and effective for the conduct of our business and operations, or if technological or other solutions do not exist or are slow to be developed. Further, to the extent that the systems or infrastructure of service providers or others are involved, we may have little or no knowledge, control, or influence over how and when failures or delays are addressed. As a digital financial-services company with a meaningful dependence on service providers, we are especially susceptible to business, reputational, financial, regulatory, and other harm as a result of these risks.
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
We are heavily reliant on technology, and a failure in effectively implementing technology initiatives, anticipating future technology needs or demands, or maintaining rights or interests in associated intellectual property could adversely affect our business or financial results.
Especially as a digital financial-services company and a direct bank with no branch network, we significantly depend on technology to deliver our products and services and to otherwise conduct our business and operations. To remain technologically competitive and operationally efficient, we invest in system upgrades, new solutions, cloud-based services, and other technology initiatives. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems, and require substantial financial, human, and other resources. Although we take steps to mitigate the risks and uncertainties associated with these initiatives, no assurance can be provided that they will be implemented on time, within budget, or without negative financial, operational, or customer impact or that, once implemented, they will perform as we or our customers expect. We also may not succeed in anticipating or keeping pace with future technology needs, the technology demands of customers, or the competitive landscape for technology. If we were to misstep in any of these areas, our business, financial results, or reputation could be negatively impacted. Our use of systems and other technologies also depends on rights or interests in the underlying intellectual property, which we or our service providers may own or license. If we or a service provider were alleged or found to be infringing on the intellectual-property rights of another person or entity, we could be liable for significant damages for past infringement, substantial fees for continued use, and deprivation of access for limited or extended periods of time without the practical availability of an alternative.
Our enterprise risk-management framework or independent risk-management function may not be effective in mitigating risk and loss.
We maintain an enterprise risk-management framework that is designed to identify, measure, assess, monitor, test, control, report, escalate, and mitigate the risks that we face. These include credit, insurance/underwriting, market, liquidity, business/strategic, reputation, operational, information-technology/cyber-security, compliance, and conduct risks. The framework incorporates risk culture and incentives, risk governance and organization, strategy and risk appetite, a material-risk taxonomy, key risk-management processes, and risk capabilities. Our chief risk officer, chief compliance officer, and other personnel who make up our independent risk-management function are responsible for overseeing and implementing the framework. Refer to the section titled Risk Management in the MD&A that follows. While we continue to evolve our risk-management framework to consider changes in business and regulatory expectations, there can be no assurance that the framework—including its design and implementation—will effectively mitigate risk and limit losses in our business and operations. If conditions or circumstances arise that expose flaws or gaps in the framework or its implementation, the performance and value of our business and operations could be adversely affected. An ineffective risk-management framework or function also could give rise to enforcement and other supervisory actions, damage our reputation, and result in private litigation.

Ally Financial Inc. • Form 10-K
Our business and operations make extensive use of models, and we could be adversely affected if our design, implementation, or use of models is flawed.
We use quantitative models to price products and services, measure risk, calculate the quantitative portion of our allowance for loan losses, estimate asset and liability values, assess capital and liquidity, manage our balance sheet, create financial forecasts, and otherwise conduct our business and operations. If the design, implementation, or use of any of these models is flawed, we could make strategic or tactical decisions based on incorrect, misleading, or incomplete information. In addition, to the extent that any flawed models or inaccurate model outputs are used in reports to banking agencies or the public, we could be subjected to supervisory actions, private litigation, and other proceedings that may adversely affect our business and financial results. Refer to the section titled Risk Management in the MD&A that follows.
Risks Related to Ownership of Our Common Stock
Our ability to pay dividends on our common stock or repurchase shares in the future may be limited.
Any future dividends on our common stock or changes in our stock-repurchase program will be determined by our Board in its sole discretion and will depend on our business, financial condition, earnings, capital, liquidity, and other factors at the time. In addition, any plans to continue dividends or share repurchases in the future will be subject to our stress capital buffer requirement and the FRB’s review of our annual capital plan, which are unpredictable. There is no assurance that our Board will approve, or the FRB will permit, future dividends or share repurchases. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report.
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
Our certificate of incorporation, our bylaws, and Delaware law contain provisions that could have the effect of discouraging, hindering, or preventing an acquisition that the Board does not find to be in the best interests of us and our stockholders. For example, our organizational documents include provisions that limit the liability of our directors, provide indemnification to our directors and officers, and limit the ability of our stockholders to call and bring business before special meetings of stockholders by requiring any requesting stockholders to hold at least 25% of our common stock in the aggregate.
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

Ally Financial Inc. • Form 10-K
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal corporate offices are located in Detroit, Michigan, and Charlotte, North Carolina. In Detroit, we lease approximately 403,000 square feet of office space under a lease that expires in December 2028. In July 2021, we purchased a new corporate facility in Charlotte, where we occupy 543,000 square feet of office space. We have begun to consolidate most of our Charlotte, North Carolina locations, through a series of phases, as the existing leases expire.
The primary offices for both our Automotive Finance and Insurance operations are located in Detroit, and are included in the totals referenced above. The primary office for our Mortgage Finance operations is located in Charlotte, and is included in the totals referenced above. The primary office for our Corporate Finance operations is located in New York, New York, where we lease approximately 55,000 square feet of office space under a lease that expires in June 2023.
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

Part II
Ally Financial Inc. • Form 10-K

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the symbol “ALLY.” At December 31, 2021, we had 337,940,636 shares of common stock outstanding, compared to 374,674,415 shares at December 31, 2020. As of February 23, 2022, we had approximately 31 holders of record of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12.
Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 index and the S&P Financials index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2016, and its relative performance is tracked through December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.
This performance graph is not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, or incorporated by reference into any filing of Ally under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Comparison of Cumulative Total Return
300
250
200
150
100
Index value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period ending
Ally Financial Inc.
S&P Financials Index
S&P 500 Index

Recent Sales of Unregistered Securities
Ally did not have any sales of unregistered securities in the last three fiscal years.

Ally Financial Inc. • Form 10-K
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended December 31, 2021.

Three months ended December 31, 2021	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
October 2021	3,155	$51.59	3,155	$437
November 2021	5,518	49.07	5,518	167
December 2021	3,373	47.43	3,373	6
Total	12,046	49.27	12,046
(a)Consists of shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)Excludes brokerage commissions.
(c)On July 13, 2021, we announced a common stock-repurchase program of up to $2.0 billion for 2021, replacing the $1.6 billion common stock-repurchase authorization previously announced on January 12, 2021. The programs commenced in the first quarter of 2021 and expired on December 31, 2021. Refer to Note 20 to the Consolidated Financial Statements for further details.
Item 6.    [Reserved]

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
•changes in laws or the regulatory or supervisory environment, including as a result of financial-services legislation, regulation, or policies or changes in government officials or other personnel;
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
•any instability or breakdown in the financial system, including as a result of the failure of a financial institution or other participant in it;
•disruptions or shifts in investor sentiment or behavior in the securities, capital, or other financial markets, including financial or systemic shocks and volatility or changes in market liquidity, interest or currency rates, or valuations;
•the discontinuation of LIBOR and any negative impacts that could result;
•changes in business or consumer sentiment, preferences, or behavior, including spending, borrowing, or saving by businesses or households;
•changes in our corporate or business strategies, the composition of our assets, or the way in which we fund those assets;
•our ability to execute our business strategy for Ally Bank, including its digital focus;
•our ability to optimize our automotive finance and insurance businesses and to continue diversifying into and growing other consumer and commercial business lines, including mortgage lending, point-of-sale personal lending, credit cards, corporate finance, brokerage, and wealth management;
•our ability to develop capital plans acceptable to the FRB and our ability to implement them, including any payment of dividends or share repurchases;
•our ability to conduct appropriate stress tests and effectively plan for and manage capital or liquidity consistent with evolving business or operational needs, risk-management standards, and regulatory or supervisory requirements or expectations;
•our ability to cost-effectively fund our business and operations, including through deposits and the capital markets;
•changes in any credit rating assigned to Ally, including Ally Bank;
•adverse publicity or other reputational harm to us, our service providers, or our senior officers;
•our ability to develop, maintain, or market our products or services or to absorb unanticipated costs or liabilities associated with those products or services;

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
•our ability to address heightened scrutiny and expectations from supervisory or other governmental authorities and to timely and credibly remediate related concerns or deficiencies;
•judicial, regulatory, or administrative inquiries, examinations, investigations, proceedings, disputes, or rulings that create uncertainty for, or are adverse to, us or the financial services industry;
•the potential outcomes of judicial, regulatory, or administrative inquiries, examinations, investigations, proceedings, or disputes to which we are or may be subject, and our ability to absorb and address any damages or other remedies that are sought or awarded, and any collateral consequences;
•the performance and availability of third-party service providers on whom we rely in delivering products and services to our customers and otherwise conducting our business and operations;
•our ability to manage and mitigate security risks, including our capacity to withstand cyberattacks;
•our ability to maintain secure and functional financial, accounting, technology, data processing, or other operating systems or infrastructure;
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
•our ability to keep pace with changes in technology that affect us or our customers, counterparties, service providers, or competitors or to maintain rights or interests in associated intellectual property;
•our ability to successfully make and integrate acquisitions;
•the adequacy of our succession planning for key executives or other personnel and our ability to attract or retain qualified employees;
•natural or man-made disasters, calamities, or conflicts, including terrorist events, cyber-warfare, and pandemics (such as adverse effects of the COVID-19 pandemic on us and our customers, counterparties, employees, and service providers);
•our ability to maintain appropriate ESG practices, oversight, and disclosures;
•policies and other actions of governments to manage and mitigate climate and related environmental risks, and the effects of climate change or the transition to a lower-carbon economy on our business, operations, and reputation; or
•other assumptions, risks, or uncertainties described in the Risk Factors (Item 1A), Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), or the Notes to the Consolidated Financial Statements (Item 8) in this Annual Report on Form 10-K or described in any of the Company’s annual, quarterly or current reports.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a digital financial-services company committed to its promise to “Do It Right” for its consumer, commercial, and corporate customers. Ally is composed of an industry-leading independent automotive finance and insurance operation, an award-winning digital direct bank (Ally Bank, Member FDIC and Equal Housing Lender, which offers mortgage lending, point-of-sale personal lending, and a variety of deposit and other banking products), a consumer credit card business, a corporate finance business for equity sponsors and middle-market companies, and securities brokerage and investment advisory services. A relentless ally for all things money, Ally helps people save well and earn well, so they can spend for what matters. We are a Delaware corporation and are registered as a BHC under the BHC Act, and an FHC under the GLB Act.
Our Business
Dealer Financial Services
Dealer Financial Services is composed of our Automotive Finance and Insurance segments. Our primary customers are automotive dealers, which are independently owned businesses. A dealer may sell or lease a vehicle for cash but, more typically, enters into a retail installment sales contract or operating lease with the customer and then sells the retail installment sales contract or the operating lease and the leased vehicle, as applicable, to Ally or another automotive-finance provider. The purchase by Ally or another provider is commonly described as indirect automotive lending to the customer.
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
Automotive Finance
Our Automotive Finance operations provide U.S.-based automotive financing services to consumers, automotive dealers, other businesses, and municipalities. Our dealer-focused business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles make us a premier automotive finance company. At December 31, 2021, our Automotive Finance operations had $103.7 billion of assets and generated $5.5 billion of total net revenue in 2021. For consumers, we provide financing for new and used vehicles. In addition, our CSG provides automotive financing for small businesses and municipalities. At December 31, 2021, our CSG had $8.6 billion of loans outstanding. Through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale floorplan financing. We manage commercial account servicing on approximately 2,700 dealers that utilize our floorplan inventory lending or other commercial loans. We serviced $84.8 billion consumer loan and operating leases at December 31, 2021, and our commercial automotive loan portfolio was approximately $16.1 billion at December 31, 2021. The extensive infrastructure, technology, and analytics of our servicing operations as well as the experience of our servicing personnel enhance our ability to minimize our loan losses and enable us to deliver a favorable customer experience to both our dealers and retail customers. During 2021, we continued to reposition our origination profile to focus on capital optimization and risk-adjusted returns. In 2021, total consumer automotive originations were $46.3 billion, an increase of $11.1 billion compared to 2020. The shorter-term duration consumer automotive loan and variable-rate commercial loan portfolios offer attractive asset classes where we continue to optimize risk-adjusted returns through origination mix management and pricing and underwriting discipline.
Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automobile manufacturers and suppliers. Ally remains focused on meeting the needs of both our dealer and consumer customers and continuing to strengthen and expand upon the approximately 21,100 dealer relationships we have. We continue to identify and cultivate relationships with automotive retailers including those with leading eCommerce platforms. We also operate Clearlane, our online direct-lending platform, which provides a digital platform for consumers seeking direct financing. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Furthermore, our strong and expansive dealer relationships, comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. Ally has and continues to provide automobile financing for hybrid and battery-electric vehicles today, and is well positioned to remain a leader in automotive financing as we believe the vast majority of these vehicles will be sold through dealerships with whom we have an established relationship.
The Growth channel was established to focus on developing dealer relationships beyond those relationships that primarily were developed through our previous role as a captive finance company for GM and Stellantis. The Growth channel was expanded to include direct-to-consumer financing through Clearlane and other channels and our arrangements with online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. The success of the Growth channel has been a key enabler in

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
evolving our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have approximately 14,800 dealer relationships, of which approximately 74% are franchised dealers (including brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda, and others), or used vehicle only retailers with a national presence.
Over the past several years, we have continued to focus on the consumer used vehicle segment primarily through franchised dealers, which has resulted in used vehicle financing volume growth, and has positioned us as an industry leader in used vehicle financing. The highly fragmented used vehicle financing market, with a total financing opportunity represented by approximately 284 million vehicles in operation, provides an attractive opportunity that we believe will further expand and support our dealer relationships and increase our risk-adjusted return on retail loan originations.
For consumers, we provide automotive loan financing and leasing for approximately 4.4 million new and used vehicle contracts. Retail financing for the purchase of vehicles by individual consumers generally takes the form of installment sales financing. We originated a total of approximately 1.4 million and 1.3 million automotive loans and operating leases during the years ended December 31, 2021, and 2020, respectively, totaling $46.3 billion and $35.1 billion, respectively.
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
Our commercial automotive financing operations primarily fund dealer inventory purchases of new and used vehicles, commonly referred to as wholesale floorplan financing. This represents the largest portion of our commercial automotive financing business. Wholesale floorplan loans are secured by vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral or other credit enhancements (for example, personal guarantees from dealership owners) are typically obtained to further mitigate credit risk. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles, subject to payment curtailment schedules. Interest on wholesale automotive financing is generally payable monthly and is indexed to a floating-rate benchmark. The rate for a particular dealer is based on, among other considerations, competitive factors and the dealer’s creditworthiness. During 2021, we financed an average of $11.2 billion of dealer vehicle inventory through wholesale floorplan financings. Other commercial automotive lending products, which averaged $5.3 billion during 2021, consist of automotive dealer revolving lines of credit, term loans, including those to finance dealership land and buildings, and dealer fleet financing. We also provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. In 2021, Ally and other parties, including dealers, fleet rental companies, and financial institutions, utilized SmartAuction to sell approximately 261,000 vehicles to dealers and other commercial customers. SmartAuction served as the remarketing channel for 29% of our off-lease vehicles.
Insurance
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. We serve approximately 2.5 million consumers nationwide across F&I and P&C products. In addition, we offer F&I products in Canada, where we serve more than 400 thousand consumers and are the VSC and other protection plan provider for GM Canada and VSC provider for Subaru Canada. Our Insurance operations had $9.4 billion of assets at December 31, 2021, and generated $1.4 billion of total net revenue during 2021. As part of our focus on offering dealers a broad range of consumer F&I products, we offer VSCs, VMCs, and GAP products. We also underwrite selected commercial insurance coverages, which primarily insure dealers’ wholesale vehicle inventory. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models. We also offer ClearGuard on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Our F&I products are primarily distributed indirectly through the automotive dealer network. We have established approximately 1,500 F&I dealer relationships nationwide and 550 dealer relationships in Canada, with a focus on growing dealer relationships in the future. Our VSCs for retail customers offer owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. These VSCs are marketed to the public through automotive dealerships and on a direct response basis. We also offer GAP products, which cover certain amounts owed by a customer beyond their covered vehicle’s value in the event the vehicle is damaged or stolen and declared a total loss. We continue to evolve our product suite and digital capabilities to position our business for future opportunities through growing third-party relationships and sales through our online direct-lending platform, Clearlane.
We have approximately 3,100 dealer relationships within our P&C business to whom we offer a variety of commercial products and levels of coverage. Vehicle inventory insurance for dealers provides physical damage protection for dealers’ floorplan vehicles. Among dealers to whom we provide wholesale financing, our insurance product penetration rate is approximately 78%. Dealers who receive wholesale financing from us are eligible for insurance incentives such as automatic eligibility for our preferred insurance programs.
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
Mortgage Finance
Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes our direct-to-consumer Ally Home mortgage offering, and bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties. Our Mortgage Finance operations had $17.8 billion of assets at December 31, 2021, and generated $218 million of total net revenue in 2021.
Through our direct-to-consumer channel, which was introduced late in 2016, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment provider. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo and LMI mortgages are originated as held-for-investment. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April 2019, we announced a strategic partnership with BMC, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, BMC conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. During the year ended December 31, 2021, we originated $10.4 billion of mortgage loans through our direct-to-consumer channel.
Through the bulk loan channel, we purchase loans from several qualified sellers including direct originators and large aggregators who have the financial capacity to support strong representations and warranties and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the year ended December 31, 2021, we purchased $3.9 billion of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.
The combination of our direct-to-consumer strategy and bulk portfolio purchase program provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.
Corporate Finance
Our Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies owned by private equity sponsors, and loans to asset managers that primarily provide leveraged loans. Our Corporate Finance operations had $8.0 billion of assets at December 31, 2021, and generated $436 million of total net revenue during 2021, and continues to offer attractive returns and diversification benefits to our broader lending portfolio. We believe our growing deposit-based funding model coupled with our expanded product offerings and deep industry relationships provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. While there continues to be a significant level of liquidity and competition in the middle-market lending space, we have continued to prudently grow our lending portfolio with a focus on a disciplined and selective approach to credit quality, including a greater focus on asset-based loans. We seek markets and opportunities where our clients require customized, highly structured, and time-sensitive financing solutions. Our corporate-finance lending portfolio is generally composed of first-lien, first-out loans.
Our focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, co-lending arrangements, turnarounds, and debtor-in-possession financings. Loan facilities typically include both a revolver and term loan component. Our target commitment hold level for these individual exposures ranges from $15 million to $150 million, depending on product type. Additionally, our Lender Finance business provides asset managers with facilities from $50 million to up to $500 million to partially fund their direct-lending activities. We also selectively arrange larger transactions that we may retain on-balance sheet or syndicate to other lenders. By syndicating loans to other lenders, we are able to provide financing commitments in excess of our target hold levels to our customers and generate loan syndication fee income while reducing our risk exposure to individual borrowers. All of our loans are floating-rate facilities with maturities typically ranging from two to seven years. In certain

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
instances, we may be offered the opportunity to make small equity investments in our borrowers, which provide a potential additional revenue opportunity for our business. The portfolio is well diversified across multiple industries including financials, services, manufacturing distribution, and other specialty sectors. These specialty sectors include our healthcare, technology/venture finance, defense and aerospace, and transportation and logistics. We also provide a healthcare-based commercial real estate product focused on lending to skilled nursing facilities, senior housing, medical office buildings, and hospitals. Other smaller complementary product offerings that help strengthen our reputation as a full-spectrum provider of financing solutions for borrowers include selectively offering second-out loans on certain transactions and issuing letters of credit through Ally Bank.
Corporate and Other
Overview
Corporate and Other primarily consists of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes activity related to certain equity investments, which primarily consist of FHLB and FRB stock as well as other strategic investments, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, the activity related to Ally Invest, Ally Lending, Ally Credit Card, CRA loans and related investments, and reclassifications and eliminations between the reportable operating segments.
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
Ally Invest provides clients with self-directed trading services for a variety of securities including stocks, options, ETFs, mutual funds, and fixed-income products through Ally Invest Securities. Ally Invest Securities also offers margin lending, which allows customers to borrow money by using securities and cash currently held in their accounts as collateral. Through Ally Invest Forex, we offer self-directed investors and traders the ability to trade over 50 currency pairs through a forex trading platform.
Ally Invest also provides digital advisory services to clients through web-based solutions, informational resources, and virtual interaction through Ally Invest Advisors, an SEC-registered investment advisor. These services have emerged as a fast-growing segment within the financial services industry over the past several years. Ally Invest Advisors provides clients the opportunity to obtain professional portfolio management services in return for a fee based upon the client’s assets under management. We also offer cash enhanced portfolios that incur no management fee. A number of core robo portfolios are offered, which hold ETFs diversified across asset class, industry sector, and geography and which are customized for clients based on risk tolerance, investment time horizon, and wealth ratio.
Ally Lending
Information related to our unsecured personal lending business, Ally Lending, is also included within Corporate and Other. Ally Lending currently serves medical, retail, and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. The home improvement segment, which was launched in the second quarter of 2020, now represents approximately 38% of new originations, and is expected to grow. Point-of-sale lending broadens our capabilities, and expands our product offering into consumer unsecured lending, all while helping to further meet the financial needs of our customers.
Ally Credit Card
Additionally, beginning in December 2021 with the acquisition of Fair Square, which we rebranded Ally Credit Card, financial information related to our credit card business is included within Corporate and Other. The acquisition provides us with a scalable, digital-first credit card platform, and advances our evolution as a leading digital consumer bank. Ally Credit Card (formerly Fair Square) features leading-edge technology, and a proprietary, analytics-based underwriting model. We believe the addition of credit card to our suite of products enhances our ability to grow and deepen both new and existing customer relationships. As of December 31, 2021, our credit card business was composed of approximately 750,000 customers. Refer to Note 2 to the Consolidated Financial Statements for additional details on the acquisition of Fair Square.
Corporate Treasury and ALM Activities
The net financing revenue and other interest income of our Automotive Finance, Mortgage Finance, and Corporate Finance operations include the results of an FTP process that insulates these operations from interest rate volatility by matching assets and liabilities with similar interest rate sensitivity. The FTP process assigns charge rates to the assets and credit rates to the liabilities within our Automotive Finance,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Mortgage Finance, and Corporate Finance operations, based on anticipated maturity and a benchmark rate curve plus an assumed credit spread. The assumed credit spread represents the cost of funds for each asset class based on a blend of funding channels available to the enterprise, including unsecured and secured capital markets, private funding facilities, and deposits. In addition, a risk-based methodology is used to allocate equity to these operations.
Deposits
We are focused on growing and retaining a stable deposit base and deepening relationships with our 2.5 million primary deposit customers by leveraging our compelling brand and strong value proposition. Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We have grown our deposits with a strong brand that is based on a promise of being straightforward with our customers and offering high-quality customer service. Ally Bank has consistently increased its share of the direct banking deposit market and remains one of the largest direct banks in terms of retail deposit balances. Our strong customer acquisition and retention rates reflect the strength of our brand and, together with our overall value proposition, continue to drive growth in retail deposits. At December 31, 2021, Ally Bank had $141.6 billion of total deposits—including $134.7 billion of retail deposits, which grew $10.3 billion, or 8% during 2021. Over the past several years, the continued growth of our retail-deposit base has contributed to a more favorable mix of lower cost funding and we continue to focus on efficient deposit growth by continuing to expand the deposit value proposition beyond competitive deposit rates. Our segment results include cost of funds associated with these deposit-product offerings.
Our deposit products and services are designed to develop long-term customer relationships and capitalize on the shift in consumer preference for direct banking. Our deposits franchise is key to growing and building momentum across our suite of digital offerings at Ally Home, Ally Invest, Ally Lending, and Ally Credit Card, consistent with our strategic objective to grow multi-product customers. These products and services appeal to a broad group of customers, many of whom appreciate a streamlined digital experience coupled with our strong value proposition. Ally Bank offers a full spectrum of retail deposit products, including online savings accounts, money-market demand accounts, CDs, interest-bearing checking accounts, trust accounts, and IRAs. Our deposit services include Zelle® person-to-person payment services, eCheck remote deposit capture, and mobile banking. As demonstrated with the successful launch of our Smart Savings Tools, Ally continues to deliver innovative digital tools on top of traditional financial products to add incremental value to customers, while also driving increased engagement and loyalty. Over 500,000 customers have adopted our Smart Savings Tools.
We believe we are well-positioned to continue to benefit from the consumer-driven shift from branch banking to direct banking as demonstrated by the growth we have experienced since 2010. Our nearly 2.5 million deposit customers and 4.7 million retail bank accounts as of December 31, 2021, reflect increases from 2.3 million and 4.5 million, respectively, as compared to December 31, 2020. Our customer base spans across diverse demographic segmentations and socioeconomic bands. Our direct bank business model resonates particularly well with the millennial generation, which consistently makes up the largest percentage of our new customers. According to a 2021 American Bankers Association survey, 88% of customers prefer to do their banking most often via digital and other direct channels (internet, mobile, telephone, and mail). Furthermore, over the past five years, estimated direct banking deposits as a percentage of the broader retail deposits market increased by approximately 2 percentage points, from 7% in 2016 to 9% in 2021. We have received a positive response to innovative savings and other deposit products. In October 2021, MONEY® Magazine named Ally to its “Best Online Bank” list for the fourth consecutive year, as well as the ninth time in the past eleven years, and in June 2021, Kiplinger named Ally Bank the “Best Internet Bank” for the fifth consecutive year. Ally Bank’s competitive direct banking includes online and mobile banking features such as electronic bill pay, remote deposit, and electronic funds transfer nationwide, with innovative interfaces such as banking through Alexa-enabled devices, and no minimum balance requirements.
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
Prudent expansion of asset originations at Ally Bank and continued growth of a stable deposit base continue to be the cornerstone of our long-term liquidity strategy. Our primary funding source is retail deposits, which provide us with stable, low-cost funding. We believe retail deposits are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. At December 31, 2021, deposit liabilities totaled $141.6 billion, which reflects an increase of $4.5 billion as compared to December 31, 2020. Deposits as a percentage of total liability-based funding increased four percentage points to 89% at December 31, 2021, as compared to December 31, 2020.
As we continue to migrate assets to Ally Bank and grow our bank funding capabilities, our need for funding at the parent company has been reduced. At December 31, 2021, 95% of Ally’s total assets were within Ally Bank. This compares to approximately 94% as of December 31, 2020. Longer-term unsecured debt is the primary funding source utilized at the parent company. At December 31, 2021, we had $1.1 billion and $2.1 billion of unsecured long-term debt principal maturing in 2022 and 2023, respectively. We have substantially reduced our reliance on market-based funding by continuing to focus on retail deposit funding.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The strategies outlined above have allowed us to build and maintain a conservative liquidity position. Total available liquidity at December 31, 2021, was $31.2 billion. Absolute levels of liquidity decreased during 2021 primarily as a result of decreased liquid cash and equivalents. Refer to the section below titled Liquidity Management, Funding, and Regulatory Capital for a further discussion about liquidity risk management.
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
Within our Automotive Finance operations, we serve a mix of consumers across the credit spectrum to achieve portfolio diversification and to optimize the risk and return of our consumer automotive portfolio. This is achieved through the utilization of robust credit decisioning processes coupled with granular pricing that is differentiated across our proprietary credit tiers. While we are a full-spectrum automotive finance lender, the significant majority of our consumer automotive loans are underwritten within the prime-lending segment. We define prime consumer automotive loans primarily as those loans with a FICO® Score at origination of 620 or greater. The carrying value of our nonprime consumer automotive loans before allowance for loan losses, as of December 31, 2021, was approximately 11.3% of our total consumer automotive loans at December 31, 2021. During 2021, our strategy for originations has been to optimize the deployment of capital by focusing on risk-adjusted returns against available origination opportunities, which has included a continued gradual and measured shift toward our Growth channel including used vehicle financings.
The mortgage-finance team focuses on applicants with stronger credit profiles and with income streams to support repayments of the loan and operates under credit standards that consider and assess the value of the underlying real estate in accordance with prudent credit practices and regulatory requirements. Refer to the Mortgage Finance section of the MD&A that follows for credit quality information about purchases and originations of consumer mortgages held-for-investment. We generally rely on appraisals conducted by licensed appraisers in conformance with the expectations and requirements of Fannie Mae and federal regulators. When appropriate, we require credit enhancements such as private mortgage insurance. We price each mortgage loan that we originate based on several factors, including the customer’s FICO® Score, the LTV ratio, and the size of the loan. For bulk purchases, we only purchase loans from sellers with the experience to originate high-quality loans and the financial wherewithal to support their representations and warranties.
Within Ally Lending, our digital payment provider that offers point-of-sale financing to consumers, we serve a mix of consumers across the credit spectrum to achieve portfolio diversification and to optimize the risk and return of our personal lending portfolio. As of December 31, 2021, the amortized cost of our finance receivables related to Ally Lending was $1.0 billion.
Additionally, on December 1, 2021, we acquired Fair Square, which we rebranded Ally Credit Card, a digital credit card provider. This expansion into credit card lending further broadens our consumer finance product portfolio. As of December 31, 2021, the amortized cost of our finance receivables related to Ally Credit Card was $953 million.
Within our commercial lending portfolios, Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies. Throughout 2021, we continued to prudently grow this portfolio with a disciplined and selective approach to credit quality, which has generally included the avoidance of covenant-light lending arrangements. This includes growth of our lender finance vertical launched in 2019, which provides senior secured revolving credit facilities to asset managers, collateralized by a portfolio of loans. Within our commercial automotive business, we continue to offer a variety of dealer-centric lending products that primarily relate to floorplan financing and term loans. These commercial automotive products are an important aspect of our dealer relationships and offer a secured lending arrangement with strong collateral protections in the event of dealer default. The performance of our commercial credit portfolios continues to remain strong. While nonperforming finance receivables and loans increased $96 million from December 31, 2020, to $257 million at December 31, 2021, our total net charge-offs within our commercial lending portfolio remained low at $11 million for the year ended December 31, 2021, compared to $51 million for the year ended December 31, 2020. Refer to the Risk Management section of the MD&A for further details.
Discontinued Operations
During 2013 and 2012, certain disposal groups met the criteria to be presented as discontinued operations. The remaining activity relates to previous discontinued operations for which we continue to have income taxes, net of valuation allowances, as well as wind-down, legal, and minimal operational costs. For all periods presented, the operating results for these operations have been removed from continuing operations. The MD&A has been adjusted to exclude discontinued operations unless otherwise noted.

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

Year ended December 31, ($ in millions)	2021	2020	2019	Favorable/(unfavorable) 2021–2020 % change	Favorable/(unfavorable) 2020–2019 % change
Total net revenue
Dealer Financial Services
Automotive Finance	$5,460	$4,488	$4,390	22	2
Insurance	1,404	1,376	1,328	2	4
Mortgage Finance	218	220	193	(1)	14
Corporate Finance	436	344	284	27	21
Corporate and Other	688	258	199	167	30
Total	$8,206	$6,686	$6,394	23	5
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$3,384	$1,285	$1,618	163	(21)
Insurance	343	284	315	21	(10)
Mortgage Finance	32	53	40	(40)	33
Corporate Finance	282	88	153	n/m	(42)
Corporate and Other	(186)	(296)	(159)	37	(86)
Total	$3,855	$1,414	$1,967	173	(28)
n/m = not meaningful

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the reportable operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line. For a discussion of our fiscal 2020 results compared to fiscal 2019, refer to Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K.

Year ended December 31, ($ in millions)	2021	2020	2019	Favorable/(unfavorable) 2021–2020 % change	Favorable/(unfavorable) 2020–2019 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$8,651	$8,797	$9,857	(2)	(11)
Total interest expense	1,914	3,243	4,243	41	24
Net depreciation expense on operating lease assets	570	851	981	33	13
Net financing revenue and other interest income	6,167	4,703	4,633	31	2
Other revenue
Insurance premiums and service revenue earned	1,117	1,103	1,087	1	1
Gain on mortgage and automotive loans, net	87	110	28	(21)	n/m
Loss on extinguishment of debt	(136)	(102)	(2)	(33)	n/m
Other gain on investments, net	285	307	243	(7)	26
Other income, net of losses	686	565	405	21	40
Total other revenue	2,039	1,983	1,761	3	13
Total net revenue	8,206	6,686	6,394	23	5
Provision for credit losses	241	1,439	998	83	(44)
Noninterest expense
Compensation and benefits expense	1,643	1,376	1,222	(19)	(13)
Insurance losses and loss adjustment expenses	261	363	321	28	(13)
Goodwill impairment	—	50	—	100	n/m
Other operating expenses	2,206	2,044	1,886	(8)	(8)
Total noninterest expense	4,110	3,833	3,429	(7)	(12)
Income from continuing operations before income tax expense	3,855	1,414	1,967	173	(28)
Income tax expense from continuing operations	790	328	246	(141)	(33)
Net income from continuing operations	$3,065	$1,086	$1,721	182	(37)
Financial ratios:
Return on average assets (a)	1.70%	0.59%	0.95%	n/m	n/m
Return on average equity (a)	18.31%	7.59%	12.26%	n/m	n/m
Equity to assets (a)	9.26%	7.83%	7.78%	n/m	n/m
Common dividend payout ratio (b)	10.63%	26.30%	15.60%	n/m	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
2021 Compared to 2020
We earned net income from continuing operations of $3.1 billion for the year ended December 31, 2021, compared to net income of $1.1 billion for the year ended December 31, 2020. During the year ended December 31, 2021, results were favorably impacted by higher net financing revenue driven by lower interest expense and lower net depreciation expense on operating lease assets, and lower provision for credit losses associated with improved macroeconomic conditions. These items were partially offset by higher noninterest expense for the year ended December 31, 2021, as well as increased income tax expense from continuing operations.
Net financing revenue and other interest income increased $1.5 billion for the year ended December 31, 2021, as compared to the year ended December 31, 2020. We experienced lower interest expense for the year ended December 31, 2021, as compared to 2020, driven by market and industry dynamics that drove a decrease in our deposit rates and other funding costs, and our continued shift to more cost-efficient deposit funding. Within our Automotive Finance operations, total net operating lease revenue increased $396 million for the year ended

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
December 31, 2021, compared to 2020, driven by strong remarketing gains as a result of continued new vehicle supply constraints and an increase in demand for used vehicles, as well as lower depreciation expense based on revised residual value expectations. Additionally, during the year ended December 31, 2021, consumer automotive revenue increased as higher average consumer assets and higher portfolio yields contributed to the increase in revenue resulting from a continued focus on the used-vehicle portfolio primarily through franchised dealers and growth in application volume from our dealer network. These items were partially offset by lower commercial loan net financing revenue within our Automotive Finance operations, driven by lower outstanding floorplan assets as a result of declining new vehicle inventories due to ongoing production constraints from a global semiconductor chip shortage and strong new vehicle sales during the first half of 2021.
Loss on extinguishment of debt increased $34 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase for the year ended December 31, 2021, was primarily driven by $131 million of losses incurred for the full redemption of the Series 2 TRUPs during the year ended December 31, 2021, as compared to a $99 million loss on the early repayment of 13 FHLB advances we elected to prepay and early terminate during 2020.
Other gain on investments was $285 million for the year ended December 31, 2021, compared to $307 million for the year ended December 31, 2020. The decrease for the year ended December 31, 2021, was the result of a decrease in realized gains on available-for-sale securities and higher unrealized losses on equity securities, as compared to 2020. These decreases were partially offset by higher realized gains on equity securities during the year ended December 31, 2021.
Other income, net of losses increased $121 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase for the year ended December 31, 2021, was primarily due to an increase in remarketing fee income resulting from higher dealer sales activity. In addition, late fee income increased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, as a result of the suppression of late fees in the prior year, as part of our COVID-19 relief efforts.
The provision for credit losses decreased $1.2 billion for the year ended December 31, 2021, compared to the year ended December 31, 2020. For the year ended December 31, 2021, the decrease in provision for credit losses was primarily driven by reserve increases during the year ended December 31, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the year ended December 31, 2021, as the macroeconomic environment continued to recover. Additionally, the provision decrease during the year ended December 31, 2021, was impacted by lower net charge-offs in our consumer automotive portfolio as we continue to experience strong credit performance and elevated used vehicle values, partially offset by a reserve increase from portfolio growth in our consumer portfolios during the year ended December 31, 2021. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense was $4.1 billion for the year ended December 31, 2021, compared to $3.8 billion for the year ended December 31, 2020. The increase for the year ended December 31, 2021, was driven by higher compensation and benefits expense including an update to our retirement eligibility benefits, and increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products, as well as $57 million of contributions to the Ally Charitable Foundation during the year ended December 31, 2021, as compared to $35 million of contributions to the Ally Charitable Foundation during the year ended December 31, 2020. The increase in noninterest expense was partially offset by lower insurance losses for the year ended December 31, 2021, as compared to 2020, and a goodwill impairment charge of $50 million related to Ally Invest recognized during the year ended December 31, 2020.
We recognized total income tax expense from continuing operations of $790 million for the year ended December 31, 2021, compared to income tax expense of $328 million for 2020. The increase in income tax expense for the year ended December 31, 2021, was primarily due to the tax effects of an increase in pretax earnings, partially offset by a tax benefit from the release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2021.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Dealer Financial Services
Results for Dealer Financial Services are presented by reportable operating segment, which includes our Automotive Finance and Insurance operations.
Automotive Finance
Results of Operations
The following table summarizes the operating results of our Automotive Finance operations. The amounts presented are before the elimination of balances and transactions with our other reportable operating segments.

Year ended December 31, ($ in millions)	2021	2020	2019	Favorable/(unfavorable) 2021–2020 % change	Favorable/(unfavorable) 2020–2019 % change
Net financing revenue and other interest income
Consumer	$5,198	$4,931	$4,775	5	3
Commercial	514	833	1,561	(38)	(47)
Operating leases	1,550	1,435	1,470	8	(2)
Other interest income	—	5	8	(100)	(38)
Total financing revenue and other interest income	7,262	7,204	7,814	1	(8)
Interest expense	1,483	2,069	2,692	28	23
Net depreciation expense on operating lease assets (a)	570	851	981	33	13
Net financing revenue and other interest income	5,209	4,284	4,141	22	3
Other revenue
Gain on automotive loans, net	—	—	8	—	(100)
Other income	251	204	241	23	(15)
Total other revenue	251	204	249	23	(18)
Total net revenue	5,460	4,488	4,390	22	2
Provision for credit losses	53	1,236	962	96	(28)
Noninterest expense
Compensation and benefits expense	571	549	524	(4)	(5)
Other operating expenses	1,452	1,418	1,286	(2)	(10)
Total noninterest expense	2,023	1,967	1,810	(3)	(9)
Income from continuing operations before income tax expense	$3,384	$1,285	$1,618	163	(21)
Total assets	$103,653	$104,794	$113,863	(1)	(8)
(a)Includes net remarketing gains of $344 million, $127 million, and $69 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	2021		2020		2019
Year ended December 31, ($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$75,689	6.65%	$72,805	6.54%	$72,268	6.60%
Commercial
Wholesale floorplan (d)	11,183	3.17	19,308	3.45	28,200	4.60
Other commercial automotive (e)	5,273	4.21	5,740	4.21	5,663	4.65
Investment in operating leases, net (f)	10,518	9.32	9,264	6.30	8,509	5.74
(a)Average balances are calculated using an average daily balance methodology.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements.
(c)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 6.87%, 6.77%, and 6.61% for the years ended December 31, 2021, 2020, and 2019, respectively.
(d)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 2.61%, 3.07%, and 4.60% for the years ended December 31, 2021, 2020, and 2019, respectively.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes net gains on the sale of off-lease vehicles of $344 million, $127 million, and $69 million for the years ended December 31, 2021, 2020, and 2019, respectively. Excluding these gains and losses on sale, the yield was 6.05% for the year ended December 31, 2021, and 4.93% for both the years ended December 31, 2020, and 2019. The shift in off-lease vehicle disposition mix is expected to continue in the near term and may limit our ability to optimize remarketing proceeds. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
2021 Compared to 2020
Our Automotive Finance operations earned income from continuing operations before income tax expense of $3.4 billion for the year ended December 31, 2021, compared to $1.3 billion for the year ended December 31, 2020. For the year ended December 31, 2021, the increase was due primarily to lower provision for credit losses and lower interest expense, as well as lower net depreciation expense on operating lease assets.
Consumer automotive loan financing revenue increased $267 million for the year ended December 31, 2021, compared to 2020. Higher average consumer assets and higher portfolio yields contributed to the increase in revenue resulting from a continued focus on the used-vehicle portfolio primarily through franchised dealers and growth in application volume from our dealer network. Through these actions, we continue to optimize risk adjusted returns through our origination mix.
Commercial loan financing revenue decreased $319 million for the year ended December 31, 2021, compared to 2020. The decrease was driven by lower outstanding floorplan assets as a result of declining new vehicle inventories due to ongoing production constraints from a global semiconductor chip shortage and strong new vehicle sales during the first half of 2021.
Interest expense was $1.5 billion for the year ended December 31, 2021, compared to $2.1 billion for the year ended December 31, 2020. The decrease was primarily due to market and industry dynamics, which drove a decrease in our deposit rates and other funding costs, as we continue to shift towards a more favorable mix of lower cost funding.
Other income was $251 million for the year ended December 31, 2021, compared to $204 million for 2020. The increase during the year ended December 31, 2021, was primarily due to an increase in remarketing fee income resulting from higher dealer sales activity during the year ended December 31, 2021. In addition, late fee income increased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, as a result of the suppression of late fees in the prior year, as part of our COVID-19 relief efforts.
Total net operating lease revenue increased $396 million for the year ended December 31, 2021, compared to 2020. We recognized remarketing gains of $344 million for the year ended December 31, 2021, compared to remarketing gains of $127 million for the year ended December 31, 2020, while depreciation expense on operating lease assets decreased $64 million for the year ended December 31, 2021, compared to 2020. The increase in net operating lease revenue was primarily driven by strong remarketing gains as a result of continued new vehicle supply constraints and an increase in demand for used vehicles. The increase was also impacted by an increase in yield primarily resulting from lower depreciation expense resulting from downward adjustments to the rate of depreciation during the year ended December 31, 2021, as well as asset growth. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses decreased $1.2 billion for the year ended December 31, 2021, compared to the year ended December 31, 2020. For the year ended December 31, 2021, the decrease in provision for credit losses was primarily driven by reserve increases during the year ended December 31, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to reserve declines during the year ended December 31, 2021, as the macroeconomic environment continued to recover. Additionally, the provision decrease during the year ended December 31, 2021, was driven by lower net charge-offs in our consumer and

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
commercial automotive portfolios as we continue to experience strong credit performance. Additionally, we continue to benefit from elevated used vehicle values in our consumer automotive portfolio. The decrease in provision was partially offset by a reserve increase from portfolio growth in our consumer automotive portfolio during the year ended December 31, 2021. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Periodically, we revise the projected value of the leased vehicle at termination based on then-current market conditions and adjust depreciation expense, if appropriate, over the remaining life of the contract. Upon termination of the lease, lessees generally have the ability to exercise a purchase option at the stated contractual amount. If the lessee declines to exercise the purchase option, the dealer then has the ability to buy out the vehicle. If neither the lessee or dealer completes the buyout, the vehicle is returned to us and we remarket the vehicle. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense.
Our standard consumer operating lease contract, SmartLease, requires a monthly payment by the consumer. We also offer an alternative leasing plan, SmartLease Plus, which requires one up-front payment of all operating lease amounts at the time the consumer takes possession of the vehicle.
Our standard consumer lease contracts are operating leases; therefore, credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease credit losses are primarily limited to past-due payments and assessed fees. Since some of these fees are not assessed until the vehicle is returned, these losses on the operating lease portfolio are correlated with lease termination volume. Operating lease accounts over 30 days past due represented 0.8% and 1.1% of the portfolio at December 31, 2021, and 2020, respectively.
With respect to all financed vehicles, whether subject to a retail contract or an operating lease contract, we require that property damage insurance be obtained by the consumer. In addition, for operating lease contracts, we require that bodily injury, collision, and comprehensive insurance be obtained by the consumer.
Our portfolio yield for investment in operating leases, net, including net gains on the sale of off-lease vehicles, increased over 300 basis points to 9.3% for the year ended December 31, 2021, as compared to 6.3% for the year ended December 31, 2020. Our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased approximately 10 basis points for the year ended December 31, 2021, relative to the year ended December 31, 2020. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. Our underwriting capabilities allow us to manage our risk tolerance levels to quickly react to major changes in the economy, including the current pandemic environment. Over the past several years, we have continued to focus on optimizing pricing relative to market interest rates as well as portfolio diversification and the used-vehicle segment, primarily through franchised dealers, which has contributed to higher yields on our consumer automotive loan portfolio. Commensurate with this shift in origination mix, we continue to maintain disciplined underwriting within our new and used consumer automotive loan originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.8 billion, or approximately 11.3%, of our total consumer automotive loans at December 31, 2021, as compared to $8.6 billion, or approximately 11.7% of our total consumer automotive loans at December 31, 2020.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents retail loan originations by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Year ended December 31, 2021
S	$5.4	19	736	$4.4	34	740
A	13.8	50	682	6.7	50	681
B	6.8	25	648	1.9	15	650
C	1.3	5	610	0.1	1	616
D	0.3	1	563	—	—	585
E	0.1	—	545	—	—	564
Total retail originations	$27.7	100	679	$13.1	100	693
Year ended December 31, 2020
S	$4.6	24	736	$4.9	44	736
A	9.2	48	682	4.8	43	678
B	4.1	21	646	1.3	11	646
C	1.0	5	609	0.2	2	611
D	0.3	1	566	—	—	593
E	0.1	1	542	—	—	574
Total retail originations	$19.3	100	682	$11.2	100	698
Year ended December 31, 2019
S	$4.9	26	739	$6.0	46	744
A	8.0	42	678	4.9	38	676
B	4.6	24	645	1.6	13	643
C	1.4	7	613	0.4	3	613
D	0.1	1	568	—	—	569
Total retail originations	$19.0	100	681	$12.9	100	700
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.
The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

Year ended December 31,	2021	2020	2019
0–71	15%	19%	20%
72–75	66	64	65
76 +	19	17	15
Total retail originations	100%	100%	100%
Retail originations with a term of 76 months or more represented 19% of total retail originations for the year ended December 31, 2021, compared to 17% for the year ended December 31, 2020, and 15% for the year ended December 31, 2019. Substantially all of the loans originated with a term of 76 months or more during the years ended December 31, 2021, 2020, and 2019, were considered to be prime and in credit tiers S, A, or B. We define prime consumer automotive loans primarily as those loans with a FICO® Score at origination of 620 or greater.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the percentage of total outstanding retail loans by origination year.

December 31,	2021	2020	2019
Pre-2017	3%	8%	17%
2017	5	10	17
2018	9	18	27
2019	15	27	39
2020	22	37	—
2021	46	—	—
Total retail	100%	100%	100%
The following tables present the total retail loan and operating lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2021	2020	2019	2021	2020	2019
Used retail	$27,743	$19,312	$18,968	60	55	52
New retail	13,141	11,185	12,938	28	32	36
Lease	5,369	4,618	4,371	12	13	12
Total consumer automotive financing originations (a)	$46,253	$35,115	$36,277	100	100	100
(a)Includes CSG originations of $4.7 billion, $3.8 billion, and $4.0 billion for the years ended December 31, 2021, 2020, and 2019 respectively.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2021	2020	2019	2021	2020	2019
Growth channel	$24,680	$17,460	$17,195	53	50	47
Stellantis dealers	11,989	9,745	9,692	26	28	27
GM dealers	9,584	7,910	9,390	21	22	26
Total consumer automotive financing originations	$46,253	$35,115	$36,277	100	100	100
Total consumer automotive loan and operating lease originations increased $11.1 billion for the year ended December 31, 2021, compared to 2020. The increase for the year ended December 31, 2021, as compared to 2020, was primarily driven by higher consumer demand and higher financed transaction amounts, as well as increased application flow and decisioning speeds. Additionally, originations for the year ended December 31, 2020, were impacted by the COVID-19 pandemic that temporarily shut down or restricted operations at automotive dealers. These restrictions, along with the industry-wide halt of new vehicle production, drove a significant decrease in industry automotive light vehicle sales.
We have included origination metrics by loan term and FICO® Score within this MD&A. However, we employ our own risk evaluation, including proprietary risk models, in evaluating credit risk, as described in the section above titled Acquisition and Underwriting.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the percentage of retail loan and operating lease originations, in dollars, by FICO® Score and product type.

Year ended December 31, 2021	Used retail	New retail	Lease
740 +	16%	18%	53%
660–739	41	40	34
620–659	27	24	10
540–619	11	5	2
< 540	2	—	—
Unscored (a)	3	13	1
Total consumer automotive financing originations	100%	100%	100%
Year ended December 31, 2020
740 +	19%	21%	46%
660–739	40	38	37
620–659	24	20	12
540–619	12	6	4
< 540	2	1	—
Unscored (a)	3	14	1
Total consumer automotive financing originations	100%	100%	100%
Year ended December 31, 2019
740 +	18%	24%	47%
660–739	39	34	35
620–659	25	19	11
540–619	13	7	5
< 540	1	1	—
Unscored (a)	4	15	2
Total consumer automotive financing originations	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 9% of total consumer loan and operating lease originations for the year ended December 31, 2021, compared to 10% for the year ended December 31, 2020, and 11% for the year ended December 31, 2019. Consumer loans and operating leases with FICO® Scores of less than 540 composed 1% of total originations for the year ended December 31, 2021. Nonprime applications are subject to more stringent underwriting criteria (for example, minimum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
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
Under what the automotive finance industry refers to as “pull-ahead programs,” consumers may be encouraged by the manufacturer to terminate operating leases early in conjunction with the acquisition of a new vehicle. As part of these programs, we may waive all or a portion of the customer’s remaining payment obligation. Under most programs, the automotive manufacturer compensates us for a portion of the foregone revenue from the waived payments. This compensation may be partially offset to the extent that our remarketing sales proceeds are higher than otherwise would be realized if the vehicle had been remarketed upon contract maturity.

Management’s Discussion and Analysis
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
During the collections process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30, 60, or 90 days. Extensions granted to a customer typically do not exceed 90 days in the aggregate during any 12-month period or 180 days in aggregate over the life of the contract. During the extension period, finance charges continue to accrue. If the customer’s financial difficulty is not temporary but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the remaining obligation, extending the term and lowering the scheduled monthly payment. In those cases, the outstanding balance generally remains unchanged. The use of extensions and modifications helps us mitigate financial loss. Extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Modifications may also be utilized in cases where we believe customers can fulfill the obligation with lower payments over a longer period. Before offering an extension or modification, we evaluate and take into account the capacity of the customer to meet the revised payment terms. Generally, we believe extensions that fall within our policy guidelines to represent more than an insignificant delay in payment, and therefore, they are not considered a TDR. Although the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby mitigating the loss. At December 31, 2021, 18.8% of the total amount outstanding in the servicing portfolio had been granted an extension or was rewritten, compared to 30.9% at December 31, 2020. This decrease was largely due to the impacts caused by the COVID-19 pandemic and our related relief-programs to support our customers during the year ended December 31, 2020. These programs have since been terminated.
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
Our total consumer automotive serviced portfolio, as well as our consumer automotive on-balance-sheet serviced portfolio, was $84.8 billion and $80.2 billion at December 31, 2021, and 2020, respectively.
Remarketing and Sales of Leased Vehicles
When we acquire an operating lease, we assume ownership of the vehicle from the dealer. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. Conversely, we may recognize a remarketing gain when the proceeds from a returned vehicle are greater than the expected residual value. Our ability to efficiently process and effectively market off-lease vehicles affects the disposal costs and the proceeds realized from vehicle sales. Our methods of vehicle sales at lease termination primarily include the following:
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
We earn a service fee for every third-party vehicle sold through SmartAuction, which includes the cost of ClearGuard coverage, our protection product designed to assist in minimizing the risk to dealers of arbitration claims for eligible vehicles. In 2021, approximately 261,000 vehicles were sold through SmartAuction, as compared to approximately 258,000 vehicles in 2020.
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
Wholesale floorplan financing is generally extended in the form of lines of credit to individual dealers. These lines of credit are secured by the vehicles financed and all other vehicle inventory, which provide strong collateral protection in the event of dealership default. Additional collateral (for example, blanket lien over all dealership assets) or other credit enhancements (for example, personal guarantees from dealership owners) are generally obtained to further mitigate credit risk. Furthermore, in some cases, we may benefit from situations where an automotive manufacturer repurchases vehicles. These repurchases may serve as an additional layer of protection in the event of repossession of dealership new-vehicle inventory or dealership franchise termination. The amount we advance to dealers for a new vehicle is equal to 100% of the manufacturer’s wholesale invoice price, subject to payment curtailment schedules. The amount we advance to dealers for a used vehicle is typically 90–100% of the dealer’s cost of acquiring it. Interest on wholesale floorplan financing is generally payable monthly. The majority of wholesale floorplan financing is structured to yield interest at a floating rate indexed to LIBOR or the Prime Rate. We have established an enterprise-wide LIBOR transition program to manage the discontinuance of LIBOR. Refer to the section titled LIBOR Transition within the MD&A for further details. The rate for a particular dealer is based on, among other things, competitive factors, the size of the account, and the dealer’s creditworthiness. Additionally, under our Ally Dealer Rewards Program, dealers benefit in certain circumstances from wholesale-floorplan-financing incentives, which we pay and account for as a reduction to interest income in the period they are earned.
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

	Average balance
Year ended December 31, ($ in millions)	2021	2020	2019
Stellantis new vehicles	32%	33%	33%
GM new vehicles	20	33	40
Growth new vehicles	14	16	13
Used vehicles	34	18	14
Total	100%	100%	100%
Total commercial wholesale finance receivables	$11,183	$19,308	$28,200
Average commercial wholesale financing receivables outstanding decreased $8.1 billion during the year ended December 31, 2021, compared to 2020. The decrease was primarily due to lower dealer inventory levels, driven by strong consumer demand for vehicles that outpaced lower automotive production levels due to the global semiconductor chip shortage. The decline was also impacted by a reduction in the number of GM dealer relationships due to the competitive environment across the automotive lending market. Dealer inventory levels are dependent on a number of factors, including manufacturer production schedules and vehicle mix, sales incentives, and industry sales.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Manufacturer production and corresponding dealer stock levels, as well as dealer penetration levels, may continue to influence our future wholesale balances. While the severity and duration of these supply chain disruptions is not currently clear, we anticipate this will continue to limit the growth in commercial wholesale finance receivables throughout 2022 commensurate with lower dealer inventory levels.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans decreased $467 million for the year ended December 31, 2021, compared to 2020, to an average of $5.3 billion.
Servicing and Monitoring
We service all of the wholesale credit lines in our portfolio and the associated wholesale automotive finance receivables. A statement setting forth billing and account information is distributed on a monthly basis to each dealer. Interest and other nonprincipal charges are billed in arrears and are required to be paid immediately upon receipt of the monthly billing statement. Generally, dealers remit payments to us through ACH transactions initiated by the dealer through a secure web application.
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

Year ended December 31, ($ in millions)	2021	2020	2019	Favorable/(unfavorable) 2021–2020 % change	Favorable/(unfavorable) 2020–2019 % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$1,117	$1,103	$1,087	1	1
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	59	42	54	40	(22)
Other gain on investments, net (b)	216	220	175	(2)	26
Other income	12	11	12	9	(8)
Total insurance premiums and other income	1,404	1,376	1,328	2	4
Expense
Insurance losses and loss adjustment expenses	261	363	321	28	(13)
Acquisition and underwriting expense
Compensation and benefits expense	92	82	80	(12)	(3)
Insurance commissions expense	562	517	475	(9)	(9)
Other expenses	146	130	137	(12)	5
Total acquisition and underwriting expense	800	729	692	(10)	(5)
Total expense	1,061	1,092	1,013	3	(8)
Income from continuing operations before income tax expense	$343	$284	$315	21	(10)
Total assets	$9,381	$9,137	$8,547	3	7
Insurance premiums and service revenue written	$1,197	$1,229	$1,310	(3)	(6)
Combined ratio (c)	93.9%	98.0%	92.2%
(a)Includes interest expense of $58 million, $80 million, and $79 million for the years ended December 31, 2021, 2020, and 2019, respectively.
(b)Includes net unrealized losses on equity securities of $10 million for the year ended December 31, 2021, and net unrealized gains on equity securities of $31 million and $88 million for the years ended December 31, 2020, and 2019 respectively.
(c)Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income.
2021 Compared to 2020
Our Insurance operations earned income from continuing operations before income tax expense of $343 million for the year ended December 31, 2021, compared to $284 million for the year ended December 31, 2020. The increase for the year ended December 31, 2021, was primarily driven by a $102 million decrease in insurance losses and loss adjustment expenses primarily from lower weather-related losses within our P&C business, partially offset by higher acquisition and underwriting expenses.
Insurance premiums and service revenue earned was $1.1 billion for both the years ended December 31, 2021, and 2020. The activity for the year ended December 31, 2021, included $63 million in higher earned revenue from our F&I products, as revenue is earned over the life of the contracts on a basis proportionate to the anticipated loss pattern. The increase was partially offset by $49 million in lower earned premiums driven by lower dealer vehicle inventory levels.
Other gain on investments, net was $216 million for the year ended December 31, 2021, compared to $220 million for the same period during 2020. The decrease was driven by net unrealized losses on equity securities of $10 million during 2021 as compared to net unrealized gains of $31 million during 2020. This decrease was partially offset by higher realized gains of $37 million from the investment securities portfolio.
Insurance losses and loss adjustment expenses totaled $261 million for the year ended December 31, 2021, compared to $363 million for the same period in 2020. The decrease was primarily driven by lower weather-related losses within our P&C business.
Total acquisition and underwriting expense increased $71 million for the year ended December 31, 2021, as compared to the same period in 2020. The increase was primarily due to an increase in insurance commissions, commensurate with higher earned premiums from our F&I products.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Lower weather losses from our P&C business drove a decrease in the combined ratio to 93.9% for the year ended December 31, 2021, compared to 98.0% for the year ended December 31, 2020. In April 2021, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related loss.
Premium and Service Revenue Written
The following table summarizes premium and service revenue written by product, net of premiums ceded to reinsurers. VSC and GAP revenue are earned over the life of the service contract on a basis proportionate to the anticipated loss pattern. Refer to Note 3 to the Consolidated Financial Statements for further discussion of this revenue stream.

Year ended December 31, ($ in millions)	2021	2020	2019
Finance and insurance products
Vehicle service contracts	$838	$850	$901
Guaranteed asset protection and other finance and insurance products (a)	162	137	121
Total finance and insurance products	1,000	987	1,022
Property and casualty insurance (b)	197	242	288
Total	$1,197	$1,229	$1,310
(a)Other products include VMCs, ClearGuard, and other ancillary products.
(b)P&C insurance include vehicle inventory insurance and dealer ancillary products.
Insurance premiums and service revenue written was $1.2 billion for both the years ended December 31, 2021, and 2020. F&I premiums written on VSCs declined for the year ended December 31, 2021, due to lower volume partially offset by higher rates. F&I premiums written on GAP and other F&I products increased for the year ended December 31, 2021, due to both increased volume and higher rates. P&C premiums written declined during the year ended December 31, 2021, driven by lower dealer vehicle inventory levels resulting from lower manufacturer production levels, which have been impacted by supply chain disruptions including shortages of semiconductor chips. This decline in P&C premiums written was partially offset by lower dealer inventory reinsurance costs. While the severity and duration of these supply chain disruptions is not currently clear, we anticipate that written premium levels will continue to be impacted by trends related to automotive manufacturer vehicle production and dealer inventory levels.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

December 31, ($ in millions)	2021	2020
Cash and cash equivalents
Noninterest-bearing cash	$173	$189
Interest-bearing cash	549	579
Total cash and cash equivalents	722	768
Equity securities	1,085	1,064
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	255	56
U.S. States and political subdivisions	526	680
Foreign government	157	176
Agency mortgage-backed residential	703	719
Mortgage-backed residential	195	44
Corporate debt	1,887	1,914
Total available-for-sale securities	3,723	3,589
Total cash, cash equivalents, and securities	$5,530	$5,421

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
In addition to these cash and investment securities, the Insurance segment has an interest-bearing intercompany arrangement with the Corporate and Other segment, callable on demand. The intercompany loan balance due to Insurance was $923 million and $830 million at December 31, 2021, and December 31, 2020, respectively, and interest income of $14 million and $1 million of interest income was recognized for the years ended December 31, 2021, and December 31, 2020, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

Year ended December 31, ($ in millions)	2021	2020	2019	Favorable/(unfavorable) 2021–2020 % change	Favorable/(unfavorable) 2020–2019 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$407	$487	$577	(16)	(16)
Interest expense	283	369	406	23	9
Net financing revenue and other interest income	124	118	171	5	(31)
Gain on mortgage loans, net	87	93	20	(6)	n/m
Other income, net of losses	7	9	2	(22)	n/m
Total other revenue	94	102	22	(8)	n/m
Total net revenue	218	220	193	(1)	14
Provision for credit losses	(1)	7	5	114	(40)
Noninterest expense
Compensation and benefits expense	22	22	31	—	29
Other operating expenses	165	138	117	(20)	(18)
Total noninterest expense	187	160	148	(17)	(8)
Income from continuing operations before income tax expense	$32	$53	$40	(40)	33
Total assets	$17,847	$14,889	$16,279	20	(9)
n/m = not meaningful
2021 Compared to 2020
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $32 million for the year ended December 31, 2021, compared to $53 million for the year ended December 31, 2020. The decrease for the year ended December 31, 2021, was driven by an increase in noninterest expense and lower net gains on the sale of mortgage loans, partially offset by higher net financing revenue and other interest income and a decrease in the provision for credit losses.
Net financing revenue and other interest income was $124 million for the year ended December 31, 2021, compared to $118 million for the year ended December 31, 2020. The increase in net financing revenue and other interest income for the year ended December 31, 2021, was primarily due to lower prepayment activity, driven by a higher interest rate environment, which resulted in lower premium amortization. Premium amortization was $92 million for the year ended December 31, 2021, compared to $123 million for the year ended December 31, 2020. This benefit was partially offset by the impact of lower average balances and net interest rate margin in 2021. During the year ended December 31, 2021, we purchased $3.9 billion of mortgage loans that were originated by third parties, compared to $4.2 billion for the year ended December 31, 2020. We originated $7.0 billion of mortgage loans held-for-investment during the year ended December 31, 2021, compared to $2.0 billion, during the year ended December 31, 2020.
Gain on sale of mortgage loans, net, was $87 million for the year ended December 31, 2021, compared to $93 million for the year ended December 31, 2020. The decrease was attributable to margin normalization for direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment provider. During the year ended December 31, 2021, we originated $3.4 billion of loans held-for-sale, compared to $2.7 billion during the year ended December 31, 2020.
The provision for credit losses decreased $8 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease in provision for credit losses was primarily driven by a reserve increase during the year ended December 31, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to a reserve decline during the year ended December 31, 2021, as the macroeconomic environment continued to recover. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense was $187 million for the year ended December 31, 2021, compared to $160 million for the year ended December 31, 2020. The increase was primarily driven by continued growth in direct-to-consumer mortgage originations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the total UPB of purchases and originations of consumer mortgages held for investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Year ended December 31, 2021
740 +	$9,830	90
720–739	783	7
700–719	268	3
680–699	12	—
Total consumer mortgage financing volume	$10,893	100
Year ended December 31, 2020
740 +	$5,151	83
720–739	580	9
700–719	362	6
680–699	67	1
660–679	27	1
< 660	20	—
Total consumer mortgage financing volume	$6,207	100
Year ended December 31, 2019
740 +	$4,462	83
720–739	520	10
700–719	397	7
680–699	27	—
Total consumer mortgage financing volume	$5,406	100
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
December 31, 2021
Adjustable-rate	$378	2	2.76%	$3	50.37%	763
Fixed-rate	17,158	98	3.15	106	57.09	776
Total	$17,536	100	3.14	$109	56.94	776
December 31, 2020
Adjustable-rate	$927	6	3.31%	$11	49.24%	773
Fixed-rate	13,516	94	3.85	178	60.89	776
Total	$14,443	100	3.81	$189	60.15	776
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

Year ended December 31, ($ in millions)	2021	2020	2019	Favorable/(unfavorable) 2021–2020 % change	Favorable/(unfavorable) 2020–2019 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$334	$349	$363	(4)	(4)
Interest on loans held-for-sale	11	11	10	—	10
Interest expense	37	61	134	39	54
Net financing revenue and other interest income	308	299	239	3	25
Total other revenue	128	45	45	184	—
Total net revenue	436	344	284	27	21
Provision for credit losses	38	149	36	74	n/m
Noninterest expense
Compensation and benefits expense	70	62	58	(13)	(7)
Other operating expenses	46	45	37	(2)	(22)
Total noninterest expense	116	107	95	(8)	(13)
Income from continuing operations before income tax expense	$282	$88	$153	n/m	(42)
Total assets	$7,950	$6,108	$5,787	30	6
n/m = not meaningful
2021 Compared to 2020
Our Corporate Finance operations earned income from continuing operations before income tax expense of $282 million for the year ended December 31, 2021, compared to income earned of $88 million for the year ended December 31, 2020. The increase for the year ended December 31, 2021, was primarily due to higher other revenue driven by significant investment gains and strong fee income generation as well as a lower provision for credit losses.
Net financing revenue and other interest income was $308 million for the year ended December 31, 2021, compared to $299 million for the year ended December 31, 2020. The increase for the year ended December 31, 2021, was primarily due to higher average assets from continued growth in the portfolio in 2021.
Other revenue increased $83 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was driven by $63 million in investment income as compared to investment losses of $7 million for the year ended December 31, 2020. Investment income included both realized gains from sales of certain nonmarketable equity securities and unrealized gains on investments carried at fair market value as well as a $16 million gain on the sale of an investment in a non performing healthcare exposure that was acquired as part of a loan restructure in a prior period. The increase was also driven by higher fee income for the year ended December 31, 2021, compared to 2020.
The provision for credit losses decreased $111 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. For the year ended December 31, 2021, the decrease in provision for credit losses was driven by a reserve increase during the year ended December 31, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to a partial release of this reserve during 2021, as the macroeconomic environment continued to recover. The decrease in provision for credit losses for the year ended December 31, 2021, was partially offset by increased provision driven by asset growth. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Credit Portfolio
The following table presents loans held for sale, the amortized cost of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations.

December 31, ($ in millions)	2021	2020
Loans held-for-sale, net	$305	$205
Finance receivables and loans	$7,770	$6,006
Unfunded lending commitments (a)	$4,967	$4,193
Total serviced loans	$11,180	$8,455
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

December 31,	2021	2020
Industry
Financial services	38.1%	22.8%
Health services	16.4	22.1
Services	13.8	19.6
Automotive and transportation	8.9	10.1
Chemicals and metals	8.8	5.9
Machinery, equipment, and electronics	5.4	5.8
Wholesale	1.7	2.3
Lumber and wood	1.7	2.4
Other manufactured products	1.4	3.1
Retail trade	1.2	1.1
Construction	1.0	1.1
Food and beverages	0.8	2.0
Other	0.8	1.7
Total finance receivables and loans	100.0%	100.0%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Corporate and Other
The following table summarizes the activities of Corporate and Other, which primarily consist of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock as well as other strategic investments, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, the activity related to Ally Invest, Ally Lending, Ally Credit Card, CRA loans and related investments, and reclassifications and eliminations between the reportable operating segments.

Year ended December 31, ($ in millions)	2021	2020	2019	Favorable/(unfavorable) 2021–2020 % change	Favorable/(unfavorable) 2020–2019 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$5	$(15)	$69	133	(122)
Interest on loans held-for-sale	3	4	2	(25)	100
Interest and dividends on investment securities and other earning assets	498	629	842	(21)	(25)
Interest on cash and cash equivalents	14	14	58	—	(76)
Other, net	—	(8)	(11)	100	27
Total financing revenue and other interest income	520	624	960	(17)	(35)
Interest expense
Original issue discount amortization (b)	49	47	42	(4)	(12)
Other interest expense (c)	4	617	890	99	31
Total interest expense	53	664	932	92	29
Net financing revenue (loss) and other interest income	467	(40)	28	n/m	n/m
Other revenue
Gain on mortgage and automotive loans, net	—	17	—	(100)	n/m
Loss on extinguishment of debt	(136)	(102)	(2)	(33)	n/m
Other gain on investments, net	64	88	63	(27)	40
Other income, net of losses	293	295	110	(1)	168
Total other revenue	221	298	171	(26)	74
Total net revenue	688	258	199	167	30
Provision for credit losses	151	47	(5)	n/m	n/m
Total noninterest expense (d)	723	507	363	(43)	(40)
Loss from continuing operations before income tax expense	$(186)	$(296)	$(159)	37	(86)
Total assets	$43,283	$47,237	$36,168	(8)	31
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
(d)Includes reductions of $1.1 billion, $986 million, and $899 million for the years ended December 31, 2021, 2020, and 2019, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the scheduled remaining amortization of the original issue discount at December 31, 2021.

Year ended December 31, ($ in millions)	2022	2023	2024	2025	2026	2027 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$870	$812	$747	$676	$597	$—
Total amortization (b)	53	58	65	71	79	597	$923
(a)The maximum annual scheduled amortization for any individual year is $141 million in 2030.
(b)The amortization is included as interest on long-term debt in the Consolidated Statement of Income.
2021 Compared to 2020
Corporate and Other incurred a loss from continuing operations before income tax expense of $186 million for the year ended December 31, 2021, compared to a loss of $296 million for the year ended December 31, 2020. The decrease in loss was primarily driven by a decrease in total interest expense resulting from a lower interest rate environment, as well as a continued shift to lower-cost deposit funding. This decrease was partially offset by an increase in noninterest expense, a decrease in total financing revenue, and an increase in the provision for credit losses during the year ended December 31, 2021.
Total financing revenue and other interest income was $520 million for the year ended December 31, 2021, compared to $624 million for the year ended December 31, 2020. The decrease was primarily driven by the impacts of a lower interest rate environment on the investment securities portfolio and on hedging activities.
Interest expense decreased $611 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease was primarily driven by market and industry dynamics that drove a decrease in our deposit rates and other funding costs, and our continued shift to more cost-efficient deposit funding, as well as the residual impacts of our FTP methodology.
Total other revenue decreased $77 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease for the year ended December 31, 2021, was primarily driven by lower upwards adjustments related to equity securities without a readily determinable fair value and a reduction in other gains on investments, net. Additionally, the decrease was impacted by $131 million of losses incurred for the full redemption of the Series 2 TRUPs during the year ended December 31, 2021, as compared to a $99 million loss on the early repayment of 13 FHLB advances we elected to prepay and early terminate during 2020. The decrease was partially offset by favorable hedging activity related to equity derivatives during the year ended December 31, 2020.
The provision for credit losses increased $104 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. For the year ended December 31, 2021, the increase in provision for credit losses was primarily driven by the establishment of reserves upon the acquisition of Fair Square. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses, and Note 2 to the Consolidated Financial Statements for further discussion on our acquisition of Fair Square.
Noninterest expense increased $216 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase for the year ended December 31, 2021, was driven by increased compensation and benefits expense. We also incurred increased expenses to support the growth of our consumer product suite, as we continue to make investments in our technology and cybersecurity platforms to enhance the customer experience and expand our digital capabilities and portfolio of products, as well as $57 million of contributions to the Ally Charitable Foundation during the year ended December 31, 2021. The increase in noninterest expense was partially offset by a goodwill impairment charge of $50 million related to Ally Invest and $35 million of contributions to the Ally Charitable Foundation for the year ended December 31, 2020.
Total assets were $43.3 billion as of December 31, 2021, compared to $47.2 billion as of December 31, 2020. This decrease was primarily the result of a reduction in our total cash and cash equivalents portfolio. Additionally, as of December 31, 2021, the amortized cost of the legacy mortgage portfolio was $368 million, compared to $495 million at December 31, 2020, which also contributed to the decrease.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

December 31, ($ in millions)	2021	2020
Cash and cash equivalents
Noninterest-bearing cash	$306	$512
Interest-bearing cash	4,011	14,318
Total cash and cash equivalents	4,317	14,830
Equity securities	6	—
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,900	747
U.S. States and political subdivisions	338	415
Agency mortgage-backed residential	18,336	17,869
Mortgage-backed residential	4,230	2,596
Agency mortgage-backed commercial	4,526	4,189
Asset-backed	534	425
Total available-for-sale securities	29,864	26,241
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,204	1,331
Total held-to-maturity securities	1,204	1,331
Total cash, cash equivalents, and securities	$35,391	$42,402
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

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Trading days (a)	63.5	64.0	63.0	61.0	63.0
Average customer trades per day, (in thousands)	42.8	40.8	48.5	80.9	60.1
Funded accounts (b) (in thousands)	506	503	495	484	457
Total net customer assets (b) ($ in millions)	$17,391	$16,290	$16,444	$15,199	$14,017
Total customer cash balances (b) ($ in millions)	$2,195	$2,175	$2,166	$2,149	$2,178
(a)Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across both the brokerage and robo portfolios.
During the year ended December 31, 2021, higher customer engagement drove higher trade activity and funded accounts. Total funded accounts increased 11% from the fourth quarter of 2020. The fourth quarter of 2021 included a 6,000 account escheatment event reducing total funded accounts during the period. Average customer trades per day decreased 29% from the fourth quarter of 2020, driven primarily by changes in market volatility as overall trade activity approached pre-pandemic levels. Additionally, net customer assets increased 24% from the fourth quarter of 2020, as a result of equity market appreciation and increased customer account openings.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Ally Lending
Ally Lending is our unsecured personal-lending offering, which currently serves medical, retail, and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. The following table presents consumer unsecured originations by FICO® Score.

	2021		2020
Year ended December 31, ($ in millions)	Volume	Average FICO®	Volume	Average FICO®
Total personal lending originations (a)	$1,241	734	$503	736
(a)Includes acquired loans, for which we have elected the fair value option measurement.
During the year ended December 31, 2021, personal lending originations increased $738 million to $1.2 billion, as compared to the year ended December 31, 2020. We continue to expand our relationships across all verticals, including the home improvement, retail, and medical segments.
The carrying value of our personal lending portfolio was $1.0 billion at December 31, 2021, compared to $407 million at December 31, 2020, while the associated yield was 13.8% for the year ended December 31, 2021, as compared to 15.8% for the year ended December 31, 2020.

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
Our risk-management framework is overseen by the RC of our Board. The RC sets the risk appetite across our company while risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. Our primary types of risks include the following:
•Credit risk — The risk of loss arising from an obligor not meeting its contractual obligations to us.
•Insurance/underwriting risk — The risk of loss or of adverse change in the value of insurance liabilities, due to inadequate pricing and provisioning assumptions.
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
•Information technology/cybersecurity risk — The risk resulting from the failure of, or insufficiency in, information technology (for example, a system outage) or intentional or accidental unauthorized access, sharing, removal, tampering, or disposal of company and customer data or records (for example, cybersecurity).
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
In addition to the primary risks that we manage, climate-related risk has been identified as an emerging risk. Climate-related risk refers to the risk of loss or change in business activities arising from climate change and represents a transverse risk that could impact other risks within our risk-management framework, such as credit risk from negatively impacted borrowers, reputation risk from increased stakeholder concerns, and operational risk from physical climate risks. Refer to section titled Climate-Related Risk within this section for more information.
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities.

December 31, ($ in millions)	2021	2020
Finance receivables and loans
Automotive Finance	$94,326	$96,809
Mortgage Finance	17,644	14,632
Corporate Finance	7,770	6,006
Corporate and Other (a)	2,528	1,087
Total finance receivables and loans	122,268	118,534
Loans held-for-sale
Mortgage Finance (b)	80	91
Corporate Finance	305	205
Corporate and Other	164	110
Total loans held-for-sale	549	406
Total on-balance-sheet loans	122,817	118,940
Operating lease assets
Automotive Finance	10,862	9,639
Total loan and operating lease exposure	$133,679	$128,579
(a)Includes $368 million and $495 million of consumer mortgage loans in our legacy mortgage portfolio at December 31, 2021, and December 31, 2020, respectively.
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
•Finance receivables and loans — Loans that we have the intent and ability to hold for the foreseeable future or until maturity, or loans associated with an on-balance-sheet securitization classified as a secured borrowing. Finance receivables and loans are reported at their amortized cost, which includes the principal amount outstanding, net of unamortized deferred fees and costs on originated loans, unamortized premiums and discounts on purchased loans, unamortized basis adjustments arising from the designation of finance receivables and loans as the hedged item in qualifying fair value hedge relationships, and cumulative principal charge-offs. We refer to the amortized cost basis less the allowance for loan losses as the net carrying value in finance receivables and loans. We manage the economic risks of these exposures, including credit risk, by adjusting underwriting standards and risk limits, augmenting our servicing and collection activities (including loan modifications and restructurings), and optimizing our product and geographic concentrations. Additionally, we may elect to account for certain loans at fair value. Changes in the fair value of these loans are recognized in a valuation allowance separate from the allowance for loan losses and are reflected in current period earnings. We may use market-based instruments, such as derivatives, to hedge changes in the fair value of these loans.

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
•Operating lease assets — The net book value of the automotive assets we lease includes the expected residual values upon remarketing the vehicles at the end of the lease and is reported net of accumulated depreciation. We are exposed to fluctuations in the expected residual value upon remarketing the vehicle at the end of the lease, and accordingly at contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness. Periodically, we revise the projected value of the leased vehicle at termination based on current market conditions and adjust depreciation expense appropriately over the remaining life of the contract. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing recorded through depreciation expense. The balance sheet reflects both the operating lease asset as well as any associated rent receivables. The operating lease rent receivable is accrued when collection is reasonably assured and presented as a component of other assets. The operating lease asset is reviewed for impairment in accordance with applicable accounting standards.
Refer to the section titled Critical Accounting Estimates within this MD&A and Note 1 to the Consolidated Financial Statements for further information.
Credit Risk
Credit risk is defined as the risk of loss arising from an obligor not meeting its contractual obligations to us. Credit risk includes consumer credit risk, commercial credit risk, and counterparty credit risk.
Credit risk is a major source of potential economic loss to us. Credit risk is monitored by the RC, executive leadership team, and our associates. Together, they oversee credit decisioning, account servicing activities, and credit-risk-management processes, and manage credit risk exposures within our risk appetite. In addition, our Loan Review Group provides an independent assessment of the quality of our credit portfolios and credit-risk-management practices and reports its findings to the RC on a regular basis.
To mitigate risk, we have implemented specific policies and practices across business lines, utilizing both qualitative and quantitative analyses. This reflects our commitment to maintaining an independent and ongoing assessment of credit risk and credit quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and operating lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and operating leases with potential credit weaknesses, and the assessment of the adequacy of internal credit risk policies and procedures. Our consumer and commercial loan and operating lease portfolios are subject to regular stress tests that are based on economic scenarios developed and distributed by the FRB to assess how the portfolios may perform in a severe economic downturn. In addition, we establish and maintain underwriting policies and limits across our portfolios and higher risk segments (for example, nonprime) based on our risk appetite.
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
We manage credit risk based on the risk profile of the borrower, the source of repayment, the underlying collateral, and current market conditions. We monitor the credit risk profile of individual borrowers, various segmentations (for example, geographic region, product type, industry segment), as well as the aggregate portfolio. We perform quarterly analyses of the consumer automotive, consumer mortgage, consumer other, and commercial portfolios to assess the adequacy of the allowance for loan losses based on historical and anticipated trends. Refer to Note 9 to the Consolidated Financial Statements for additional information.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. During 2021, the U.S. economy has continued to recover from shutdowns that resulted from the COVID-19 pandemic. After peaking at 14.7%, as adjusted, in April 2020, the unemployment rate declined to 3.9% as of December 31, 2021. As a result of the economic disruption from COVID-19, sales of light motor vehicles fell to an annual pace of 8.6 million, as adjusted, in April 2020, a 49-year low, before recovering to an average 15.0 million annual pace during the year ended December 31, 2021. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million during the year ended December 31, 2019, driving an increase in used vehicle values, as further described in the section below titled Operating Lease Vehicle Terminations and Remarketing. Additionally, used vehicle values may also be impacted by availability or changes in customer preferences, including alternative transportation methods such as public transportation, vehicle sharing, and ride hailing.
Consumer Credit Portfolio
Our consumer loan portfolio primarily consists of automotive loans, first-lien mortgages, home equity loans, personal loans, and credit card loans. Loan losses in our consumer loan portfolio are influenced by general business and economic conditions including unemployment rates, bankruptcy filings, and home and used vehicle prices. Additionally, our consumer credit exposure is significantly concentrated in automotive lending.
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
During the year ended December 31, 2021, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations, as well as point-of-sale personal lending through Ally Lending. Additionally, beginning in December 2021 with the acquisition of Fair Square, financial information related to our credit card business is included within Corporate and Other. Credit performance of the consumer loan portfolio was impacted by fiscal and monetary stimulus deployed by governmental authorities to partially mitigate the adverse effects from the COVID-19 pandemic on households and businesses. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 11.3% and 11.7% of our total consumer automotive loans at December 31, 2021, and December 31, 2020, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2021	2020	2021	2020	2021	2020
Consumer automotive (c) (d)	$78,252	$73,668	$1,078	$1,256	$—	$—
Consumer mortgage
Mortgage Finance	17,644	14,632	59	67	—	—
Mortgage — Legacy	368	495	26	35	—	—
Total consumer mortgage	18,012	15,127	85	102	—	—
Consumer other
Personal Lending (e)	1,002	399	5	3	—	—
Credit Card	953	—	11	—	—	—
Total consumer other	1,955	399	16	3	—	—
Total consumer finance receivables and loans	$98,219	$89,194	$1,179	$1,361	$—	$—
(a)Includes nonaccrual TDR loans of $714 million and $745 million at December 31, 2021, and December 31, 2020, respectively.
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
(d)Includes outstanding CSG loans of $8.6 billion and $8.2 billion at December 31, 2021, and December 31, 2020, respectively, and RV loans of $763 million and $1.1 billion at December 31, 2021, and December 31, 2020, respectively.
(e)Excludes finance receivables of $7 million and $8 million at December 31, 2021, and December 31, 2020, respectively, for which we have elected the fair value option.
Total consumer finance receivables and loans increased $9.0 billion at December 31, 2021, compared with December 31, 2020. The increase consists of $4.6 billion of consumer automotive finance receivables and loans, $2.9 billion of consumer mortgage finance receivables and loans and $1.6 billion of consumer other finance receivables and loans. The increase was primarily due to an increase in consumer automotive finance receivables and loans, primarily related to continued momentum in our used vehicle lending, as well as an increase in consumer mortgage finance receivables and loans as a result of bulk loan purchases and direct-to-consumer origination volume, which exceeded loan pay-offs. Growth in consumer other finance receivables and loans was related to the acquisition of Fair Square, as well as Ally Lending loan originations, which outpaced portfolio runoff.
Total consumer nonperforming finance receivables and loans at December 31, 2021, decreased $182 million to $1.2 billion from December 31, 2020. The decrease in our consumer automotive loan portfolio was driven by strong credit performance, while the decrease in our consumer mortgage portfolio was driven by strong consumer payment activity due to favorable macroeconomic conditions. These decreases were partially offset by an increase in our consumer other portfolio related to the acquisition of Fair Square. Refer to Note 9 to the Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.2% and 1.5% at December 31, 2021, and December 31, 2020, respectively.
Total consumer TDRs outstanding at December 31, 2021, increased $239 million since December 31, 2020, to $2.2 billion. Results primarily reflect a $239 million increase in our consumer automotive loan portfolio. This increase was driven by an increase in deferrals offered through our established risk management policies and practices to customers subsequent to a COVID-19 deferral, where the loan modification in connection with other factors resulted in a TDR classification. Refer to Note 9 to the Consolidated Financial Statements for additional information.
Consumer automotive loans accruing and past due 30 days or more decreased $157 million to $1.7 billion at December 31, 2021, compared to December 31, 2020, which was driven by strong credit performance.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table includes consumer net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2021	2020	2021	2020
Consumer automotive	$237	$702	0.3%	1.0%
Consumer mortgage
Mortgage Finance	2	3	—	—
Mortgage — Legacy	(9)	(6)	(2.0)	(0.6)
Total consumer mortgage	(7)	(3)	—	—
Consumer other
Personal Lending	26	14	4.0	5.3
Credit Card	2	—	2.8	—
Total consumer other	28	14	3.3	5.3
Total consumer finance receivables and loans	$258	$713	0.3	0.8
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held for sale during the period for each loan category.
Our net charge-offs from total consumer finance receivables and loans were $258 million for the year ended December 31, 2021, compared to $713 million for the year ended December 31, 2020. Net charge-offs for our consumer automotive portfolio decreased by $465 million for the year ended December 31, 2021, driven by strong payment performance, elevated recoveries, and lower loss severity as a result of elevated used vehicle values. While economic conditions have improved since the beginning of the pandemic, and we have taken a number of actions including the utilization of loan modification programs to support our customers and manage credit risk, we may incur higher net charge-offs in future periods as a result of continued economic dislocation resulting from the impacts of COVID-19.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

Year ended December 31, ($ in millions)	2021	2020
Consumer automotive	$40,884	$30,497
Consumer mortgage (a)	10,433	4,688
Consumer other (b) (c)	1,241	503
Total consumer loan originations	$52,558	$35,688
(a)Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $3.4 billion of loans originated as held for sale for the year ended December 31, 2021, and $2.7 billion for the year ended December 31, 2020.
(b)Includes acquired loans related to our Ally Lending business, for which we have elected the fair value option measurement.
(c)Excludes credit card loans which are revolving in nature.
Total consumer loan originations increased $16.9 billion for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase for the year ended December 31, 2021, as compared to 2020, was driven by increased consumer demand, higher financed transaction amounts, and increased application flow and decisioning speeds in the consumer automotive portfolio. The increase for the year ended December 31, 2021, was also impacted by growth in the direct-to-consumer mortgage business driven by the lower interest rate environment in 2021. Additionally, originations for the year ended December 31, 2020, were impacted by the COVID-19 pandemic that temporarily shut down or restricted operations at automotive dealers. These restrictions, along with the industry-wide halt of new vehicle production, drove a significant decrease in industry automotive light vehicle sales.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table shows the percentage of consumer automotive and consumer mortgage finance receivables and loans by state concentration based on amortized cost. Total consumer automotive loans were $78.3 billion and $73.7 billion at December 31, 2021, and December 31, 2020, respectively. Total consumer mortgage loans were $18.0 billion and $15.1 billion at December 31, 2021, and December 31, 2020, respectively.

	2021 (a)		2020
December 31,	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.7%	39.6%	8.6%	34.3%
Texas	13.0	7.3	12.5	8.0
Florida	9.3	6.3	8.8	5.5
Pennsylvania	4.4	2.3	4.5	2.0
Georgia	4.0	3.0	3.9	3.1
North Carolina	4.1	1.6	4.1	2.3
Illinois	3.7	3.1	4.0	3.0
New York	3.3	2.1	3.2	3.4
New Jersey	3.0	2.5	2.9	2.2
Ohio	3.4	0.5	3.5	0.5
Other United States	43.1	31.7	44.0	35.7
Total consumer loans	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2021.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.4% and 24.7% of our total outstanding consumer finance receivables and loans at December 31, 2021, and December 31, 2020, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed consumer automotive loan assets in our Automotive Finance operations were $120 million and $186 million at December 31, 2021, and December 31, 2020, respectively, and foreclosed mortgage assets were $1 million and $2 million at December 31, 2021, and December 31, 2020, respectively.
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
During the year ended December 31, 2021, the credit performance of the commercial portfolio remained strong. While nonperforming finance receivables and loans increased as a result of specific exposures within our Corporate Finance operations, our net charge-offs remained low. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2021	2020	2021	2020	2021	2020
Commercial and industrial
Automotive	$12,229	$19,082	$33	$40	$—	$—
Other (c)	6,874	5,242	221	116	—	—
Commercial real estate	4,939	5,008	3	5	—	—
Total commercial finance receivables and loans	$24,042	$29,332	$257	$161	$—	$—
(a)Includes nonaccrual TDR loans of $117 million and $125 million at December 31, 2021, and December 31, 2020, respectively.
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
Total commercial finance receivables and loans outstanding decreased $5.3 billion from December 31, 2020, to $24.0 billion at December 31, 2021. Results primarily reflect a $6.9 billion decrease in our commercial automotive loan portfolio within the commercial and industrial receivables class due to lower dealer inventory levels, driven by strong consumer demand for vehicles that outpaced lower automotive production levels due to the global semiconductor chip shortage. This decrease was partially offset by a $1.6 billion increase to commercial other loans within the commercial and industrial portfolio class, driven primarily by asset-based lending, mostly through our Corporate Finance lender finance vertical, which provides asset managers with partial funding for their direct lending activities.
Total commercial nonperforming finance receivables and loans were $257 million at December 31, 2021, reflecting an increase of $96 million compared to December 31, 2020. The increase was primarily due to the downgrade of four exposures to nonaccrual status within commercial other in our Commercial and Industrial portfolio class. This increase was partially offset by a decrease due to lower dealer inventory levels in our commercial automotive portfolio driven by lower production levels due to the global semiconductor chip shortage. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans increased to 1.1% at December 31, 2021, compared to 0.5% at December 31, 2020.
Total commercial TDRs outstanding at December 31, 2021, decreased $32 million since December 31, 2020, to $171 million. The decrease was primarily driven by a reduction in the outstanding balances of several existing TDRs, partially offset by the restructuring of one exposure within commercial other in our Commercial and Industrial portfolio class. The decrease was also impacted by the restructuring of three exposures within our commercial automotive portfolio during the year ended December 31, 2020. Refer to Note 9 to the Consolidated Financial Statements for additional information.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Net charge-offs		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2021	2020	2021	2020
Commercial and industrial
Automotive	$—	$13	—%	0.1%
Other	11	37	0.2	0.7
Commercial real estate	—	1	—	—
Total commercial finance receivables and loans	$11	$51	—	0.2
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held for sale during the period for each loan category.
Our net charge-offs from total commercial finance receivables and loans were $11 million for the year ended December 31, 2021, compared to net charge-offs of $51 million for the year ended December 31, 2020. The decrease for the year ended December 31, 2021, was primarily driven by our Corporate Finance portfolio and included the partial net charge-off of two exposures in 2021. These charge-offs were lower than the total charge-offs related to two exposures, including the full charge-off of one exposure during the year ended December 31, 2020. This decrease was also impacted by the charge-offs of four exposures in our commercial automotive portfolio during the year ended December 31, 2020.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $4.9 billion and $5.0 billion at December 31, 2021, and December 31, 2020, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

December 31,	2021	2020
Florida	16.4%	13.3%
Texas	13.9	13.0
California	8.3	7.9
Michigan	5.8	7.7
North Carolina	5.8	5.5
New York	3.8	5.6
Ohio	3.4	1.3
Georgia	3.3	3.6
Utah	3.0	3.0
Illinois	2.9	2.8
Other United States	33.4	36.3
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures decreased $2.2 billion from December 31, 2020, to $1.8 billion at December 31, 2021, and represented 7.3% and 13.6% of total commercial finance receivables and loans at December 31, 2021, and December 31, 2020, respectively. The decrease was primarily due to lower dealer inventory levels in our commercial automotive portfolio driven by continued lower production levels as automotive manufacturers work to return to pre-pandemic levels along with improved portfolio performance. This decrease was also driven by a lower number of special mention accounts within commercial other in our Commercial and Industrial receivables class.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

December 31,	2021	2020
Industry
Automotive	50.8%	67.7%
Chemicals	14.4	4.4
Services	11.0	5.8
Other	23.8	22.1
Total commercial criticized finance receivables and loans	100.0%	100.0%
Allowance for Loan Losses
We adopted CECL on January 1, 2020. The CECL standard introduced a new accounting model to measure credit losses for financial assets measured at amortized costs. In contrast to the previous incurred loss model, CECL requires credit losses for financial assets measured at amortized cost to be determined based on the total current expected credit losses over the life of the financial asset or group of assets.
Under CECL, our modeling processes incorporate the following considerations:
•a single forecast scenario for macroeconomic factors incorporated into the modeling process;
•a 12-month reasonable and supportable forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 24-month period; and
•data from the historical mean will be calculated from January 2008 through the most current period available, which includes data points from the most recent recessionary period.
Our quantitatively determined allowance under CECL is impacted by certain forecasted economic factors as further described in Note 1 to the Consolidated Financial Statements. For example, our consumer automotive allowance for loan losses is most sensitive to state-level unemployment rates. Our process for determining the allowance for loan losses considers a borrower’s willingness and ability to pay and considers other factors, including loan modification programs. In addition to our quantitative allowance for loan losses, we also incorporate

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
qualitative adjustments that may relate to idiosyncratic risks, changes in current economic conditions that may not be reflected in quantitatively derived results such as the impacts associated with COVID-19. We also monitor model performance, using model error and related assessments, and we may incorporate qualitative reserves to adjust our quantitatively determined allowance if we observe deterioration in model performance.
Through December 2021, forecasted economic variables utilized in our quantitative allowance processes were updated to reflect the current macroeconomic environment and our future expectations, which included (but were not limited to) the following: the unemployment rate declining to approximately 4% in the fourth quarter of 2022, before reverting to the historical mean of approximately 7% by November 2024, deceleration of GDP growth as measured on a quarter-over-quarter seasonally adjusted annualized rate basis, and new light vehicle sales on a seasonally adjusted annualized rate basis nearing approximately 17 million units in late-2022. Given the stabilization in the macroeconomic environment during the year ended December 31, 2021, changes in the macroeconomic variables did not have a significant impact on the allowance for loan losses through our quantitative reserving process. We continue to utilize our qualitative allowance framework to reassess and adjust management reserve levels to account for ongoing uncertainty and volatility in the macroeconomic environment, including the global supply chain and manufacturing challenges, workforce participation, inflation, and other complexities stemming from the COVID-19 pandemic. Our overall allowance for loan losses decreased $16 million from the prior year to $3.3 billion at December 31, 2021, representing 2.7% as a percentage of total finance receivables as of December 31, 2021, compared to 2.8% as of December 31, 2020.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at January 1, 2021	$2,902	$33	$73	$3,008	$275	$3,283
Charge-offs (a)	(923)	(6)	(30)	(959)	(22)	(981)
Recoveries	686	13	2	701	11	712
Net charge-offs	(237)	7	(28)	(258)	(11)	(269)
Provision due to change in portfolio size	182	4	181	367	11	378
Provision due to incremental charge-offs	237	(7)	28	258	11	269
Provision due to all other factors	(315)	(11)	(46)	(372)	(34)	(406)
Total provision for credit losses (b)	104	(14)	163	253	(12)	241
Other (c)	—	1	13	14	(2)	12
Allowance at December 31, 2021	$2,769	$27	$221	$3,017	$250	$3,267
Allowance for loan losses to finance receivables and loans outstanding at December 31, 2021 (d)	3.5%	0.1%	11.3%	3.1%	1.0%	2.7%
Net charge-offs to average finance receivables and loans outstanding for the year ended December 31, 2021	0.3%	—%	3.3%	0.3%	—%	0.2%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2021 (d)	256.8%	30.9%	n/m	255.7%	97.8%	227.4%
Nonaccrual loans to finance receivables and loans outstanding at December 31, 2021	1.4%	0.5%	0.8%	1.2%	1.1%	1.2%
Ratio of allowance for loan losses to annualized net charge-offs at December 31, 2021	11.6	(3.7)	4.1	11.6	24.3	12.1
n/m = not meaningful
(a)Refer to Note 1 to the Consolidated Financial Statements for information regarding our charge-off policies.
(b)Consumer mortgage provision benefit includes $1 million related to Mortgage Finance and $13 million related to our legacy mortgage portfolio. Consumer other provision expense includes $55 million related to personal lending and $108 million related to our credit card portfolio. Commercial provision benefit includes a provision benefit of $30 million related to commercial automotive and $21 million related to commercial real estate, and a provision expense of $39 million related to commercial other within the commercial and industrial portfolio class.
(c)Includes $12 million of allowance for credit losses recognized on PCD loans acquired in the Fair Square acquisition. Refer to Note 2 to the Consolidated Financial Statements for additional details.
(d)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at December 31, 2019	$1,075	$46	$9	$1,130	$133	$1,263
Cumulative effect of the adoption of Accounting Standards Update 2016-13	1,334	(6)	16	1,344	2	1,346
Allowance at January 1, 2020	2,409	40	25	2,474	135	2,609
Charge-offs (a)	(1,244)	(13)	(15)	(1,272)	(54)	(1,326)
Recoveries	542	16	1	559	3	562
Net charge-offs	(702)	3	(14)	(713)	(51)	(764)
Provision due to change in portfolio size	47	(6)	39	80	(9)	71
Provision due to incremental charge-offs	702	(3)	14	713	51	764
Provision due to all other factors	445	(1)	9	453	151	604
Total provision for credit losses (b)	1,194	(10)	62	1,246	193	1,439
Other	1	—	—	1	(2)	(1)
Allowance at December 31, 2020	$2,902	$33	$73	$3,008	$275	$3,283
Allowance for loan losses to finance receivables and loans outstanding at December 31, 2020 (c)	3.9%	0.2%	18.4%	3.4%	0.9%	2.8%
Net charge-offs to average finance receivables and loans outstanding for the year ended December 31, 2020	1.0%	—%	5.3%	0.8%	0.2%	0.6%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31 2020 (c)	231.1%	32.7%	n/m	221.1%	171.0%	215.8%
Ratio of allowance for loan losses to annualized net charge-offs at December 31, 2020	4.1	(13.1)	5.2	4.2	5.4	4.3
n/m = not meaningful
(a)Refer to Note 1 to the Consolidated Financial Statements for information regarding our charge-off policies.
(b)Consumer mortgage provision expense includes $7 million related to Mortgage Finance and a provision benefit of $17 million related to our legacy mortgage portfolio. Commercial provision expense includes $28 million related to commercial automotive and $150 million related to commercial other within the Commercial and Industrial portfolio class, and $15 million related to Commercial Real Estate.
(c)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.
The allowance for consumer loan losses as of December 31, 2021, increased $9 million compared to December 31, 2020, reflecting decreases of $133 million in the consumer automotive allowance and $6 million in the consumer mortgage allowance, offset by an increase of $148 million in the consumer other allowance. The decreases in both our consumer automotive and consumer mortgage allowance were primarily driven by reserve declines associated with improvement in the macroeconomic environment as the economy has continued to recover, partially offset by higher reserves resulting from continued portfolio growth. The increase in the consumer other allowance was primarily driven by the establishment of reserves related to the Fair Square acquisition, as well as continued growth in Ally Lending, partially offset by reserve declines associated with improvement in the macroeconomic environment.
The allowance for commercial loan losses as of December 31, 2021, decreased $25 million compared to December 31, 2020. The decrease was primarily driven by reserve declines within our commercial automotive portfolio associated with improvement in the macroeconomic environment as the economy has continued to recover, as well as reserve decreases due to lower commercial automotive portfolio balances for the year ended December 31, 2021.
The provision for consumer credit losses decreased $993 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. For the year ended December 31, 2021, the decrease in provision for consumer credit losses was primarily driven by a reserve increase within the consumer automotive portfolio during the year ended December 31, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to a reserve decline during the year ended December 31, 2021, as the macroeconomic environment continued to recover. Additionally, the provision decrease during the year ended December 31, 2021, was driven by lower net charge-offs in our consumer automotive portfolio as we continue to experience strong credit performance driven by favorable economic and operating conditions.
The provision for commercial credit losses decreased $205 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. For the year ended December 31, 2021, the decrease in provision for commercial credit losses was primarily driven by a reserve increase within the commercial automotive and other commercial and industrial portfolios during the year ended December 31, 2020, associated with deterioration in the macroeconomic environment resulting from the COVID-19 pandemic, compared to a reserve decline during 2021, as the macroeconomic environment continued to recover.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2021			2020
December 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$2,769	3.5%	84.8%	$2,902	3.9%	88.4%
Consumer mortgage
Mortgage Finance	19	0.1	0.6	21	0.1	0.6
Mortgage — Legacy	8	2.1	0.2	12	2.4	0.4
Total consumer mortgage	27	0.1	0.8	33	0.2	1.0
Consumer other	221	11.3	6.7	73	18.4	2.2
Total consumer loans	3,017	3.1	92.3	3,008	3.4	91.6
Commercial
Commercial and industrial
Automotive	12	0.1	0.4	42	0.2	1.3
Other	198	2.9	6.1	190	3.6	5.8
Commercial real estate	40	0.8	1.2	43	0.9	1.3
Total commercial loans	250	1.0	7.7	275	0.9	8.4
Total allowance for loan losses	$3,267	2.7	100%	$3,283	2.8	100%
Insurance/Underwriting Risk
The underwriting of our products includes an assessment of the risk to determine acceptability and categorization for appropriate pricing. The acceptability of a particular risk is based on expected losses, expenses and other factors specific to the product in question. With respect to VSCs, considerations include the quality of the vehicles produced, the price of replacement parts, repair labor rates, and new model introductions. Insurance risk also includes event risk, which is synonymous with pure risk, or hazard risk, and presents no chance of gain, only of loss.
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
Market Risk
Our financing, investing, and insurance activities give rise to market risk, or the potential change in the value of our assets (including securities, assets held-for-sale, loans and operating leases) and liabilities (including deposits and debt) due to movements in market variables, such as interest rates, credit spreads, foreign-exchange rates, equity prices, off-lease vehicle prices, and other equity investments.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
We are also exposed to foreign-currency risk primarily from Canadian denominated assets and liabilities. We enter into foreign currency hedges to mitigate foreign exchange risk.
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
The composition of our balance sheet, including shorter-duration consumer automotive loans and variable-rate commercial loans, coupled with the continued funding shift toward retail deposits, partially mitigates market risk. Additionally, we maintain risk-management controls that measure and monitor market risk using a variety of analytical techniques including market value and sensitivity analysis. Refer to Note 21 to the Consolidated Financial Statements for additional information.
LIBOR Transition
We continue to monitor regulatory, legislative, and industry developments surrounding the LIBOR transition and the impact of those developments to us. In March 2021, the United Kingdom Financial Conduct Authority and the administrator of LIBOR announced that U.S. dollar LIBOR settings will cease to be provided or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. In November 2020, U.S. banking agencies issued guidance encouraging banks to stop entering new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable but no later than December 31, 2021. Additionally, in October 2021, U.S. banking agencies emphasized their expectation that supervised institutions with LIBOR exposure continue to progress toward an orderly transition away from LIBOR, including clarification on the meaning of new LIBOR contracts, considerations when assessing appropriateness of alternative reference rates, and expectations for fallback language in new or updated contracts. U.S. banking regulators have stated that safe-and-sound practices include conducting the due diligence necessary to ensure that alternative rate selections are appropriate for the supervised institution’s products, risk profile, risk management capabilities, customer and funding needs, and operational capabilities. This due diligence includes understanding how the chosen reference rate is constructed and being aware of any fragilities associated with that rate and the markets that underlie it.
The discontinuation of LIBOR or LIBOR-based rates presents risks to our business, as further described in the section titled Risk Factors in Part I, Item 1A of this report. In recognition of the significance of LIBOR cessation, in July 2018, Ally formed an enterprise-wide LIBOR transition program that devotes numerous resources throughout all levels of the organization to facilitate the transition to alternative reference rates. Our program spans impacted business lines and functions to evaluate risks associated with the transition, while taking into account specific considerations related to our customers, products and instruments, and counterparty exposures. Through this program, we continue to plan for and guide the transition away from LIBOR to alternative reference rates, and evaluate the impacts and potential impacts to our existing and future contracts with customers and counterparties, financial forecasts, operational processes, technology, modeling, and vendor relationships. Our program is also subject to the governance and oversight of our Board through the RC and certain executive committees, including the ALCO and the ERMC.
We continue to make progress on our transition efforts, including the development of new products and agreements that utilize alternative reference rates, such as Prime and SOFR. We continue to engage our commercial automotive dealer customers with transitioning their existing wholesale floorplan financing agreements from LIBOR to Prime as appropriate. Additionally, we continue to reduce our LIBOR exposure through other strategic actions. For example, during 2021, we executed the sale of a portion of our adjustable-rate mortgage loans that were tied to LIBOR, and redeemed our Series 2 TRUPS with an interest rate linked to LIBOR and replaced these regulatory capital instruments with new preferred stock referencing treasury rates. We also advanced our efforts of transitioning existing bilateral commercial automotive lending arrangements from LIBOR to alternative rates, commenced direct-to-consumer mortgage lending in our held-for-investment channel using SOFR, and commenced originating corporate-finance loans using SOFR. In alignment with the November 2020 guidance and subsequent clarifications from U.S. banking regulators, we also updated our policies and procedures and established enhanced governance to adhere to safe-and-sound practices with regard to new LIBOR contracts and existing LIBOR exposures beyond December 31, 2021, and are planning to transition our remaining exposure to alternative rates prior to the cessation of the remaining U.S. dollar LIBOR tenors, which will no longer be published after June 30, 2023.
Our ongoing LIBOR transition program includes monitoring of our operations and the progress of our broader transition efforts. As part of this, we collect and analyze business-line level data about our LIBOR exposure on a monthly basis. Our exposure to LIBOR-based contracts is significantly concentrated within certain of our finance receivables and loans, primarily related to commercial automotive loans and corporate-finance loans, among other arrangements. Our commercial automotive loan portfolio is primarily composed of wholesale floorplan financing to automotive dealers. A significant portion of our wholesale floorplan finance receivables are invoiced utilizing a LIBOR-based reference rate and, as such, represents our largest exposure to LIBOR based on notional dollar amount. Smaller loan portfolios that utilize contracts containing LIBOR-based reference rates include our corporate-finance loans and lending commitments, and our adjustable-rate mortgage loans. As of December 31, 2021, we had a notional amount of $35.6 billion of loan exposure that references LIBOR, which includes approximately $13.2 billion of associated LIBOR-based loans outstanding.

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

December 31, ($ in millions)	2021		2020
Financial instruments exposed to changes in:
Interest rates
Estimated fair value	(a)		(a)
Effect of 10% adverse change in rates	(a)		(a)
Foreign-currency exchange rates
Estimated fair value	$437		$452
Effect of 10% adverse change in rates	(11)		(14)
Equity prices
Estimated fair value	$1,408	(b)	$1,112
Effect of 10% decrease in prices	(126)		(108)
(a)Refer to the section below titled Net Financing Revenue Sensitivity Analysis for information on the interest rate sensitivity of our financial instruments.
(b)Includes $1.1 billion of equity securities and $260 million of equity securities without a readily determinable fair value at December 31, 2021. For additional information on equity securities without a readily determinable fair value, refer to Note 13 to the Consolidated Financial Statements.
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
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following 12 months. We test a number of alternative rate scenarios, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types. Relative to our baseline forecast, our net financing revenue over the next 12 months is expected to increase by $15 million if interest rates remain unchanged.
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various shocks to the implied market forward curve as of December 31, 2021, and December 31, 2020.

	December 31, 2021		December 31, 2020
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$2	$(169)	$70	$64
+100 basis points	16	(37)	32	68
-25 basis points (b)	(9)	(23)	(3)	(40)
(a)Gradual changes in interest rates are recognized over 12 months.
(b)Our models currently assume rates do not go below zero.
The implied forward rate curve was steeper at December 31, 2021, as interest rates were at or near historical lows across the curve on December 31, 2020. The impact of this change is reflected in our baseline net financing revenue projections. As of December 31, 2021, we

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
expect upward interest rate shock scenarios to have a modest impact to the baseline forecast as the repricing of our asset base, combined with the benefit of our pay fixed swap position, is expected to largely offset assumed repricing of our liabilities, primarily deposits.
The exposure in the downward interest rate shock scenarios is largely driven by floating-rate assets and prepayment risk, largely offset by assumed repricing of liquid deposits.
Our risk position is influenced by the impact of hedging activity, which primarily consists of interest rate swaps designated as fair value hedges of certain fixed-rate assets and fixed-rate debt instruments, and pay-fixed interest rate swaps designated as cash flow hedges of certain floating-rate debt instruments. The size, maturity, and mix of our hedging activities are adjusted as our balance sheet, ALM objectives, and interest rate environment evolve over time.
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. However in certain instances, some automotive manufacturers have provided their guarantee for portions of our residual exposure, as further described in Note 10 to the Consolidated Financial Statements. Our operating lease portfolio, net of accumulated depreciation was $10.9 billion and $9.6 billion as of December 31, 2021, and December 31, 2020, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $8.6 billion and $7.9 billion as of December 31, 2021, and December 31, 2020, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within this MD&A.
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
•Used vehicle market — We have exposure to changes in used vehicle prices. General economic conditions, used vehicle supply and demand, and new vehicle availability and market prices heavily influence used vehicle prices.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

Year ended December 31,	2021	2020	2019
Off-lease vehicles terminated (in units)	127,708	106,601	113,114
Average gain per vehicle ($ per unit)	$2,693	$1,193	$607
Method of vehicle sales
Auction
Internet	29%	53%	53%
Physical	7	10	15
Sale to dealer, lessee, and other	64	37	32

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
We recognized an average gain per vehicle of $2,693 for the year ended December 31, 2021, compared to an average gain per vehicle of $1,193 for 2020. The increase in remarketing performance was primarily due to continued new vehicle supply constraints coupled with increased demand for used vehicles, despite downward adjustments to the rate of depreciation expense in recent periods. The number of off-lease vehicles remarketed during the year ended December 31, 2021, increased 20%, compared to 2020, primarily due to impacts of the COVID-19 pandemic, which reduced vehicle remarketing activity at auction sites and lowered dealer demand in the first two quarters of 2020, as well as increases in demand for used vehicles in recent periods. The remarketing channel mix for dealer and lessee buyouts increased during the year ended December 31, 2021, primarily due to supply constraints increasing dealer demand for off-lease vehicles, as well as increases in new vehicle prices that are causing a shift in consumer preference. The shift in off-lease vehicle disposition mix is expected to continue in the near term and may limit our ability to optimize remarketing proceeds.
Operating Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. Our exposure to Stellantis vehicles represented approximately 81% and 89% of our operating lease units as of December 31, 2021, and 2020, respectively.
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

December 31,	2021	2020	2019
Sport utility vehicle	59%	57%	58%
Truck	34	34	32
Car	7	9	10
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
Reputation Risk
Reputation risk is the risk arising from negative public opinion on Ally’s business practices, whether true or not, that could cause a decline in customer satisfaction, brand sentiment, our customer base, revenue, or result in litigation towards Ally. Reputation risk may result from many of our activities, including those related to the management of our business/strategic, operational, and credit risks. We manage reputation risk through established policies and controls in our businesses and risk-management processes to mitigate reputation risks in a timely manner through proactive monitoring and identification of potential reputation risk events. We have established processes and procedures to respond to events that give rise to reputation risk, including educating individuals and organizations that influence public opinion, external communication strategies to mitigate the risk, and informing key stakeholders of potential reputation risks. Primary responsibility for the identification, escalation, and resolution of reputation risk issues resides with our business lines. Our “LEAD” core values and “Do it Right” philosophy further strengthen our efforts to mitigate reputational risks by promoting a transparent culture so that any associate, at any time, can and should call attention to risks that need to be addressed and taken into account. Our organization and governance structures provide oversight of reputation risks, and key risk indicators are reported regularly and directly to management and the RC, which provide primary oversight of reputation risk.
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
Information Technology/Cybersecurity Risk
Information technology/cybersecurity risk includes risk resulting from the failure of, or insufficiency in, information technology (for example, a system outage) or intentional or accidental unauthorized access, sharing, removal, tampering, or disposal of company and customer data or records.
We and our service providers rely extensively on communications, data-management, and other operating systems and infrastructure to conduct our business and operations. Failures or disruptions to these systems, including cloud-based services, or infrastructure from cyberattacks or other events may impede our ability to conduct business and operations and may result in business, reputational, financial, regulatory, or other harm.
We and other financial institutions continue to be the target of various cyberattacks, including through the introduction of malware, phishing attacks, denial-of-service, or other security breaches, as part of an effort to disrupt the operations of financial institutions or obtain confidential, proprietary, or other information or assets of Ally, our customers, employees, or other third parties with whom we transact.
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
In order to help mitigate cybersecurity risks, we devote substantial resources to protect us from cyber-related incidents. We regularly assess vulnerabilities and threats to our environment utilizing various resources including independent third-party assessments to evaluate whether our layered system of controls effectively mitigates risk. Additionally, we engage external expertise to perform comprehensive institutional-wide simulations for senior management, which evaluates our preparedness to respond to crisis events, including cybersecurity threats.
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
The Technology Committee assists the Board in overseeing information-technology and information-security risks (including cybersecurity risk) and our management of them commensurate with our structure, risk profile, complexity, activities, and size. Our RC reviews reports and other information from the Technology Committee in approving our information-technology and information-security risk appetite and otherwise exercising oversight of our independent risk-management program. Our Board and the AC also undertake reviews as appropriate. The Information Technology Risk Committee is responsible for supporting the Chief Risk Officer’s oversight of our

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
management of cybersecurity and other risks involving our communications, data-management, and other operating systems and infrastructure. Additionally, our cybersecurity program is regularly assessed by Audit Services, which reports directly to the AC. The business lines are also actively engaged in overseeing the service providers that supply or support the operating systems and infrastructure on which we depend and, with effective challenge from the independent risk-management function, managing related operational and other risks.
Notwithstanding these risk and control initiatives, we may incur losses attributable to information technology/cybersecurity risk from time to time, and there can be no assurance these losses will not be incurred in the future or will not be substantial. For further information on cybersecurity, technology, systems, and infrastructure, refer to the section titled Risk Factors in Part I, Item 1A of this report.
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
We recognize that an effective compliance program, including driving a culture of compliance, plays a key role in managing and overseeing compliance risk, and that a proactive compliance environment and program are essential to help meet various legal, regulatory, or other requirements or expectations. To manage compliance risk, we maintain a system of policies, change-management protocols, control frameworks, and other formal governance structures designed to provide a holistic enterprise approach to managing such risks, which includes consideration of identifying, assessing, monitoring, and communicating compliance risks throughout Ally. Our compliance function provides independent, enterprise-wide oversight of compliance-risk exposures and related risk-management practices and is led by the Chief Compliance Officer who reports to our Chief Executive Officer. The Chief Compliance Officer has the authority and responsibility for the oversight and administration of our Enterprise Compliance Program, which includes ongoing reporting of significant compliance-related matters to our Board, the RC, and various management committees established to govern compliance-related risks. The Compliance Risk Management Committee, established by the Chief Compliance Officer, serves to facilitate compliance risk management and to oversee the implementation of our compliance risk-management strategies and covers compliance matters across the enterprise including matters impacting customers, products, geographies, and services.
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
Under our governance framework, incentive compensation is subject to review and recoupment so as to appropriately consider and not encourage imprudent risk-taking. All incentive pay, whether paid or unpaid, vested or not vested, is subject to recoupment if based on, without limitation, material misstatements, misrepresentations, or fraud, or if the employee recipient failed to identify, raise, or assess issues with respect to financial loss or reputational risk to us or otherwise engaged in or contributed to other conduct adverse to us.
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
Climate-Related Risk
We have identified and defined climate-related risk as an emerging risk. Pursuant to our risk-management framework, emerging risks include those that have yet to create a material impact or would only arise during stressful or unlikely circumstances.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Climate-related risk is generally categorized into two major categories: (1) risk related to the transition to a lower-carbon economy (transition risk) and (2) risk related to the physical impacts of climate change. Transition risk considers how changes in policy, technology, and market preference could pose operational, financial and reputational risk to companies. Physical risk from climate change can be acute or chronic. Acute physical risk refers to risks that are event-driven such as increased severity of extreme weather events, including tornadoes, hurricanes, or floods. Chronic physical risks refer to long-term shifts in climate patterns, such as sustained higher temperatures, that may, for example, cause sea levels to rise.
As the impacts of climate change become more evident, we have recognized (1) the importance of understanding, preparing for and taking timely preventive action against potentially material climate-change impacts, (2) increasing investor demand for consistent and comparable climate-change risk data, (3) changing federal policy focus as a result of rejoining the Paris Climate Agreement and an increase in regulatory discussion about potential requirements and oversight, and (4) that Ally’s commitment to “Do It Right” extends to the conservation of environmental resources to promote a sustainable future for our customers, employees, stockholders and the communities in which we live and operate. Specifically, Ally has:
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
•Performed our first assessment and calculation of our greenhouse gas emissions including Scope 1 emissions (direct emissions from owned or controlled sources), Scope 2 emissions (indirect emissions from the generation of purchased electricity, steam, heating and cooling consumed by the company), and relevant Scope 3 emissions (all other indirect emissions that occur in the company’s value chain) for fiscal year 2020.
•Submitted our inaugural CDP (formally the Carbon Disclosure Project) climate change questionnaire in July 2021.
•Completed a formal ESG Stakeholder Assessment that includes customers, investors, community partners, local governments and employees to gain perspective on ESG priorities and their importance to Ally.
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
•Prioritized sustainable facilities by purchasing or leasing LEED certified buildings that accounted for approximately 29% of the total square footage in Ally facilities as of December 31, 2021.
•Announced the “Green Teams” initiative to engage Ally employees in support of environmental volunteer opportunities within local communities where Ally operates.
Refer to the section titled Risk Factors in Part I, Item 1A of this report for information on climate-related risks.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Liquidity Management, Funding, and Regulatory Capital
Overview
The purpose of liquidity management is to enable us to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under both normal operating conditions as well as periods of economic or financial stress. Our primary objective is to maintain cost-effective, stable and diverse sources of funding capable of sustaining the organization throughout all market cycles. Sources of funding include both retail and brokered deposits and secured and unsecured market-based funding across various maturity, interest rate, and investor profiles. Additional liquidity is available through a pool of unencumbered highly liquid securities, repurchase agreements, and advances from the FHLB of Pittsburgh.
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
The ALCO, chaired by the Corporate Treasurer, is responsible for overseeing our funding and liquidity strategies. Corporate Treasury is responsible for managing our liquidity positions within limits approved by ALCO, the ERMC, and the RC. As part of managing liquidity risk, Corporate Treasury prepares monthly forecasts depicting anticipated funding needs and sources of funds, executes our funding strategies, and manages liquidity under normal as well as more severely stressed macroeconomic environments. Oversight and monitoring of liquidity risk are provided by Independent Risk Management.
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2024). Refer to Note 15 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of December 31, 2021. In recent years, we have become less reliant on market-based funding, reducing our exposure to disruptions in wholesale funding markets.
Funding Strategy
Liquidity and ongoing profitability are largely dependent on the timely and cost-effective access to retail deposits and funding in various segments of the capital markets. We focus on maintaining diversified funding sources across a broad base of depositors, lenders, and investors to meet liquidity needs throughout different economic cycles, including periods of financial distress. These funding sources include retail and brokered deposits, public and private asset-backed securitizations, unsecured debt, and FHLB advances. Our access to diversified funding sources enhances funding flexibility and results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and maturity profiles.
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
Liquidity Risk Management
Multiple metrics are used to measure liquidity risk, manage the liquidity position, identify related trends, and monitor these trends and metrics against established limits. These metrics include comprehensive stress tests that measure the sufficiency of the liquidity portfolio over stressed horizons ranging from overnight to 12 months, stability ratios that measure longer-term structural liquidity, and concentration ratios that enable prudent funding diversification. In addition, we have established internal management routines designed to review all aspects of liquidity and funding plans, evaluate the adequacy of liquidity buffers, review stress testing results, and assist management in the execution of its funding strategy and risk-management accountabilities.
Our liquidity stress testing is designed to allow us to operate our businesses and to meet our contractual and contingent obligations, including unsecured debt maturities, for at least 12 months, assuming our normal access to funding is disrupted by severe market-wide and enterprise-specific events. We maintain available liquidity in the form of cash and unencumbered highly liquid securities, and available committed secured credit facilities. This available liquidity is held at various legal entities, and is subject to regulatory restrictions and tax implications that may limit our ability to transfer funds across entities.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table summarizes our total available liquidity.

December 31, ($ in millions)	2021	2020
Unencumbered highly liquid securities (a)	$26,767	$24,763
Liquid cash and equivalents	4,426	14,945
Committed secured credit facilities
Total capacity (b)	—	560
Outstanding	—	—
Unused capacity (c)	—	560
Total available liquidity	$31,193	$40,268
(a)Includes unencumbered U.S. federal government, U.S. agency and corporate debt securities.
(b)Includes committed secured credit facilities for which we had sufficient assets available to be pledged as collateral as of the reporting date.
(c)Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities. All remaining committed secured facilities were terminated during the year ended December 31, 2021.
Recent Funding Developments
Key funding highlights from January 1, 2021, to date were as follows:
•We terminated our demand note offering and as of March 1, 2021, we repaid all outstanding balances under this program.
•On April 22, 2021, we issued $1.35 billion of preferred stock, Series B, and used the proceeds to redeem $1.4 billion, or 56,000,000 shares of the Series 2 TRUPS outstanding, effective May 24, 2021.
•On June 2, 2021, we issued $1.0 billion of preferred stock, Series C, and used the proceeds to redeem an additional $1.04 billion, or 41,600,000 shares of the Series 2 TRUPS outstanding, effective July 2, 2021. On September 15, 2021, we announced our intent to redeem the remaining $191 million or 7,650,000 shares of the Series 2 TRUPS outstanding. The redemption was effectuated on October 15, 2021. At December 31, 2021, we had no Series 2 TRUPS outstanding.
•On November 2, 2021, we issued $750 million of senior unsecured notes maturing November 2028, which provided additional liquidity at Ally Financial.
•We prepaid $176 million of unsecured retail term notes during the year ended December 31, 2021, as we continue to shift our overall funding toward more cost-effective funding.
•All remaining committed secured facilities were terminated during the year ended December 31, 2021, as we continue to shift our overall funding toward a greater mix of cost-effective deposit funding.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	On-balance-sheet funding		% Share of funding
December 31, ($ in millions)	2021	2020	2021	2020
Deposits	$141,558	$137,036	89	85
Debt
Secured financings	7,619	9,992	5	6
Institutional term debt	9,194	11,654	6	7
Retail debt programs (a)	216	2,496	—	2
Total debt (b)	17,029	24,142	11	15
Total on-balance-sheet funding	$158,587	$161,178	100	100
(a)Includes $216 million and $360 million of retail term notes at December 31, 2021, and December 31, 2020, respectively.
(b)Includes hedge basis adjustment as described in Note 21 to the Consolidated Financial Statements.
Refer to Note 15 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at December 31, 2021.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including online savings accounts, money-market demand accounts, CDs, interest-

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
bearing checking accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which provide us with stable, low-cost funding. We believe retail deposits are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. Retail deposits constituted 85% of our total funding sources at December 31, 2021. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries.
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Total primary retail deposit customers (in thousands)	2,476	2,448	2,394	2,334	2,250
Deposits ($ in millions)
Retail	$134,672	$131,590	$129,222	$128,370	$124,357
Brokered (a)	4,669	5,667	7,787	11,060	12,551
Other (b)	2,217	2,187	2,095	155	128
Total deposits	$141,558	$139,444	$139,104	$139,585	$137,036
(a)Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.9 billion as of both March 31, 2021, and December 31, 2020.
(b)Other deposits include mortgage escrow and other deposits. Additionally, beginning on June 30, 2021, other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $2.1 billion as of December 31, 2021, $2.0 billion as of September 30, 2021, and $1.9 billion as of June 30, 2021, driven by revisions to brokered-deposit regulations by the FDIC.
During the year ended December 31, 2021, our total deposit base grew $4.5 billion and we added approximately 226,000 retail deposit customers, ending with 2.5 million retail deposit customers as of December 31, 2021. The growth in total deposits has been driven by strong growth in retail deposits, partially offset by a reduction in brokered deposits. Total retail deposits increased $10.3 billion during the year ended December 31, 2021, primarily within our online savings product, bringing the total retail deposits portfolio to $134.7 billion as of December 31, 2021. Strong customer acquisition and retention rates, reflecting the strength of the brand, continue to drive the growth in retail deposits.
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
These SPEs are separate legal entities that assume the risks and rewards of ownership of the receivables they hold. The assets of the SPEs are not available to satisfy our claims or those of our creditors. In addition, the SPEs do not invest in our equity or in the equity of any of our affiliates. Our economic exposure related to the SPEs is generally limited to cash reserves, retained interests, and customary representation, warranty, and covenant provisions. We manage securitization execution risk by maintaining a diverse domestic and foreign investor base.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
These securitization transactions may meet the criteria to be accounted for as off-balance-sheet securitization transactions if we do not hold a potentially significant economic interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Certain of our securitization transactions may meet the required criteria to be accounted for as off-balance-sheet securitization transactions; therefore, they are accounted for as secured borrowings. We did not have any off-balance sheet securitization exposures at December 31, 2021. For information regarding our securitization activities, refer to Note 1 and Note 11 to the Consolidated Financial Statements.
We also have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage finance receivables and loans and investment securities. As of December 31, 2021, we had pledged $18.0 billion of assets to the FHLB resulting in $14.0 billion in total funding capacity with $6.3 billion of debt outstanding.
At December 31, 2021, $27.4 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
Unsecured Financings
We have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $216 million of retail term notes outstanding at December 31, 2021. In November 2021, we issued $750 million of senior unsecured notes maturing November 2028. In 2020, we accessed the unsecured debt capital markets four times, and collectively raised $2.8 billion through the issuance of senior notes composed of institutional term debt. We have also historically obtained unsecured funding from the sale of floating-rate demand notes under our demand notes program. However, on March 1, 2021, we terminated the offering of our demand notes program, and redeemed in full all outstanding demand notes. Refer to Note 15 to the Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of December 31, 2021, we had no debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We had assets pledged and restricted as collateral to the FRB totaling $2.4 billion as of December 31, 2021. We had no debt outstanding with the FRB as of December 31, 2021.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both December 31, 2021, and December 31, 2020, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

Year ended December 31, ($ in millions)	2021	2020	2019
Net financing loss and other interest income	$(1,070)	$(1,049)	$(1,116)
Dividends from bank subsidiaries	3,450	1,150	1,950
Dividends from nonbank subsidiaries	27	66	436
Total other revenue	243	367	343
Total net revenue	2,650	534	1,613
Provision for credit losses	(106)	(68)	35
Total noninterest expense	650	693	626
Income (loss) from continuing operations before income tax benefit	2,106	(91)	952
Income tax benefit from continuing operations (a)	(412)	(300)	(566)
Net income from continuing operations	2,518	209	1,518
Loss from discontinued operations, net of tax	(5)	(1)	(6)
Net income (b)	$2,513	$208	$1,512
(a)There is a significant variation in the customary relationship between pretax income (loss) and income tax benefit due to our accounting policy elections and other adjustments.
(b)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

December 31, ($ in millions)	2021	2020
Total assets (a)	$5,737	$7,600
Total liabilities	$11,304	$16,133
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
Net cash provided by operating activities was $4.0 billion and $3.7 billion for the years ended December 31, 2021, and 2020, respectively. Operating cash inflows were higher as compared to the prior year as our operating environment and results are returning to pre-COVID-19 pandemic levels.
Net cash used in investing activities was $11.1 billion for the year ended December 31, 2021, compared to net cash provided by investing activities of $8.4 billion for 2020. The increase was primarily due to an increase of $6.2 billion in net cash outflows related to purchases of available for sale securities and a decrease in net cash inflows of $12.5 billion related to higher originations of loans held-for-investment.
Net cash used in financing activities for the year ended December 31, 2021, was $3.8 billion, compared to net cash provided by financing activities of $25 million for 2020. The change was primarily attributable to a decrease of $11.8 billion in net cash inflows related to deposits and a $1.9 billion increase in repurchases of common stock. This activity was offset by a $9.4 billion decrease in net cash outflows related to long term debt issuance and repayments and a $2.3 billion increase in net cash inflows from preferred shares issuances.
Capital Planning and Stress Tests
Under the tailoring framework described in the section titled Basel Capital Framework of Note 20 to the Consolidated Financial Statements, we are generally subject to supervisory stress testing on a two-year cycle and exempted from mandated company-run capital stress testing requirements. We are also required to submit an annual capital plan to the FRB. Our annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a detailed description of our process for assessing capital adequacy, including a discussion of how we, under expected and stressful conditions, will maintain capital commensurate with our risks and above the minimum regulatory capital ratios, will serve as a source of strength to Ally Bank, and will maintain sufficient capital to continue our operations by maintaining ready access to funding, meeting our obligations to creditors and other counterparties, and continuing to serve as a credit intermediary.

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
In June 2020, the FRB announced several actions to ensure that large firms, such as Ally, would remain resilient despite the economic uncertainty from the COVID-19 pandemic, including for the third quarter of 2020 (1) the suspension of repurchases by any firm of its common stock, except repurchases relating to issuances of common stock related to employee stock ownership plans, and (2) the disallowance of any increase by a firm in the amount of its common-stock dividends and the imposition of a common-stock dividend limit equal to the average of the firm’s net income for the four preceding calendar quarters. These restrictions were extended by the FRB for the fourth quarter of 2020. In December 2020, the FRB extended and modified these restrictions for the first quarter of 2021 to limit aggregate common-stock dividends and share repurchases to an amount equal to the average of the firm’s net income for the four preceding calendar quarters subject to specified exceptions. On March 25, 2021, the FRB extended these modified restrictions for the second quarter of 2021 and announced that, for a firm such as Ally that is not subject to the 2021 supervisory stress test and on a two-year cycle, the additional restrictions will end after June 30, 2021, and the firm’s stress capital buffer requirement based on the June 2020 supervisory stress test results will remain in place. On January 11, 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021 subject to restrictions imposed by the FRB. On July 12, 2021, our Board authorized an increase in the maximum amount of this stock-repurchase program, from $1.6 billion to $2.0 billion. On January 10, 2022, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of our common stock from time to time from the first quarter of 2022 through the fourth quarter of 2022, and an increase in our cash dividend on common stock from $0.25 per share for the fourth quarter of 2021 to $0.30 per share for the first quarter of 2022.
In January 2021, the FRB issued a final rule effective April 5, 2021, to align its capital planning and stress capital buffer requirements with the tailoring framework. Under the final rule, unless otherwise directed by the FRB in specified circumstances, Ally and other Category IV firms are generally no longer required to calculate forward-looking projections of revenues, losses, reserves, and pro forma capital levels under scenarios provided by the FRB. Each firm continues to be required, however, to provide a forward-looking analysis of income and capital levels under expected and stressful conditions that are designed by the firm. In addition, for Category IV firms, the final rule updated the frequency of calculating the portion of the stress capital buffer derived from the supervisory stress test to every other year. These firms have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which they would not generally be subject to the supervisory stress test. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm would receive an updated stress capital buffer requirement that reflects its updated planned common-stock dividends. The final rule also includes reporting and other changes consistent with the tailoring framework. Ally did not opt into the 2021 supervisory stress test but will be subject to the 2022 supervisory stress test, with submissions due by April 5, 2022.
We submitted our 2021 capital plan on April 5, 2021, which includes planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon and other capital actions. During the second quarter of 2021, we issued $1.35 billion of Series B Preferred Stock and $1.0 billion of Series C Preferred Stock, both of which qualify as additional Tier 1 capital under U.S. Basel III. The proceeds from these issuances were used to redeem a portion of the Series 2 TRUPS then outstanding. Refer to Note 15 and Note 17 to the Consolidated Financial Statements for additional details about these instruments and capital actions. In June 2021, we submitted an updated capital plan to the FRB reflecting these capital actions and the increases in our stock-repurchase program and common-stock dividend described above. This updated capital plan was used by the FRB to recalculate Ally’s final stress capital buffer requirement, which was announced in August 2021 and remained unchanged at 3.5%. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), impacts related to the COVID-19 pandemic, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Regulatory Capital
We became subject to U.S. Basel III on January 1, 2015, although a number of its provisions—including capital buffers and certain regulatory capital deductions—were subject to phase-in periods. For further information on U.S. Basel III, refer to the section titled Regulation and Supervision in Part I, Item 1 of this report, and Note 20 to the Consolidated Financial Statements. The following table presents selected regulatory capital data under U.S Basel III.

December 31, ($ in millions)	2021	2020
Common Equity Tier 1 capital ratio	10.34%	10.64%
Tier 1 capital ratio	11.89%	12.37%
Total capital ratio	13.47%	14.15%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	9.67%	9.41%
Total equity	$17,050	$14,703
CECL phase-in adjustment (b)	1,183	1,188
Preferred stock (c)	(2,324)	—
Goodwill and certain other intangibles	(941)	(382)
Deferred tax assets arising from net operating loss and tax credit carryforwards (d)	(2)	(20)
Other adjustments (e)	177	(611)
Common Equity Tier 1 capital	15,143	14,878
Preferred stock (c)	2,324	—
Trust preferred securities (c)	—	2,499
Other adjustments	(64)	(88)
Tier 1 capital	17,403	17,289
Qualifying subordinated debt and other instruments qualifying as Tier 2	623	829
Qualifying allowance for loan losses and other adjustments	1,698	1,660
Total capital	$19,724	$19,778
Risk-weighted assets (f)	$146,399	$139,787
(a)Tier 1 leverage ratio equals Tier 1 capital divided by adjusted quarterly average total assets, which both reflect adjustments for disallowed goodwill, certain intangible assets, and disallowed deferred tax assets.
(b)We have elected to delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we are required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Refer to Note 20 to the Consolidated Financial Statements for further information.
(c)In connection with our issuances of non-cumulative perpetual preferred stock in the second and third quarter of 2021, we redeemed a portion of the Series 2 TRUPS outstanding. In September 2021, we announced our intent to redeem the remaining shares of the Series 2 TRUPS outstanding without issuing a replacement capital instrument. The redemption was effectuated on October 15, 2021. Refer to Note 15 to the Consolidated Financial Statements for additional details about our redemptions of Series 2 TRUPS, and Note 17 to the Consolidated Financial Statements for additional details about our issuances of non-cumulative perpetual preferred stock.
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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	F3	BBB-	Stable	March 30, 2021 (a)
Moody’s	P-3	Baa3	Stable	August 27, 2021 (b)
S&P	A-3	BBB-	Stable	March 25, 2021 (c)
DBRS	R-2 (high)	BBB	Stable	February 18, 2022 (d)
(a)Fitch affirmed our senior unsecured debt rating of BBB- and short-term rating of F3, and changed the outlook to Stable from Negative on March 30, 2021.
(b)Moody’s upgraded our senior unsecured rating to Baa3 from Ba1, upgraded our short-term rating to P-3 from Non-Prime and changed the outlook to Stable from Rating Under Review on August 27, 2021.
(c)Standard & Poor’s affirmed our senior unsecured debt rating of BBB-, affirmed our short-term rating of A-3, and changed the outlook to Stable from Negative on March 25, 2021.
(d)DBRS upgraded our senior unsecured debt rating from BBB (low) to BBB and upgraded our short-term rating to R-2 (high) on February 18, 2022.
As illustrated by the issuer ratings above, as of December 31, 2021, Ally holds an investment-grade rating from all the respective nationally recognized rating agencies.
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
Insurance Financial Strength Ratings
Substantially all of our Insurance operations have an FSR and an Issuer Credit Rating (ICR) from A.M. Best. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business, as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance have guidelines requiring high FSR ratings. On October 13, 2021, A.M. Best affirmed the FSR for Ally Insurance Group of A- (excellent), affirmed the ICR of a-, and maintained a Stable outlook.
Critical Accounting Estimates
Accounting policies are integral to understanding our Management’s Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in accordance with U.S. GAAP requires management to make certain judgments and assumptions, on the basis of information available at the time of the financial statements, in determining accounting estimates used in the preparation of these statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Certain of our critical accounting policies requiring significant management assumptions and judgment are described in this section. An accounting estimate is considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Our management has discussed the development, selection, and disclosure of these critical accounting estimates with the Audit Committee of our Board, and the Audit Committee has reviewed our disclosure relating to these estimates.
Allowance for Loan Losses
We maintain an allowance for loan losses (the allowance) to reflect the net amount expected to be collected from our lending portfolios. The allowance is maintained at a level that management considers to be adequate based upon ongoing quarterly assessments and evaluations using relevant available information, which includes both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. Additions and reductions to the allowance are charged to current period earnings through the provision for credit losses; amounts determined to be uncollectible are charged directly against the allowance, net of amounts recovered on previously charged-off accounts. Expected recoveries do not exceed the total of amounts charged-off or expected to be charged-off. The allowance is measured using statistically-estimated models that are designed to correlate customer and collateral quality, as well as certain macroeconomic variables to expected future credit losses. The macroeconomic data used in the models is based on forecasted variables for the next 12 months. Beyond this forecast period, we revert to a historical average for each of the variables on a straight-line basis over 24 months. Our baseline macroeconomic forecast is consistent with the 50th percentile in a distribution of possible economic outcomes.
The consumer portfolio segments consist of loans that generally share similar risk characteristics within our Automotive Finance operations, Mortgage Finance operations, and our personal lending and credit card operations, both of which are included within Corporate and Other. The allowance model for each consumer portfolio segment is calculated using either internal or third-party proprietary statistical models and other risk indicators applied to pools of loans that share similar risk characteristics. Loans that do not share similar risk

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
characteristics are evaluated individually. For additional information regarding the allowance calculation for the consumer portfolio segments, refer to Note 1 to the Consolidated Financial Statements.
The commercial portfolio segment is composed of loans that may or may not share similar risk characteristics within our Automotive Finance operations and Corporate Finance operations. Loans that have similar risk characteristics are pooled and evaluated collectively for loan losses using proprietary risk rating models. Loans that do not share similar risk characteristics are evaluated individually. Credit losses for loans evaluated individually within this segment are measured based on the present value of expected future cash flows, discounted at the loans’ effective interest rate, or the observable market price or the fair value of collateral, whichever is determined to be the most appropriate. Estimated costs to sell the collateral on an undiscounted basis are included in the measurement if we intend to sell the underlying collateral as opposed to operating it. For additional information regarding the allowance calculation for the commercial portfolio segment, refer to Note 1 to the Consolidated Financial Statements.
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
The allowance reflects management’s estimate of expected credit losses over the contractual term of our lending portfolio and involves significant judgment, which could materially affect the provision for credit losses and, therefore, net income. For additional information regarding our portfolio segments and classes, allowance for loan losses, and other credit quality indicators, refer to Note 9 to the Consolidated Financial Statements.
Macroeconomic Sensitivity Analysis
We perform a sensitivity analysis using scenarios derived from widely published macroeconomic forecasts to quantify the sensitivity of our baseline forecast to both favorable and unfavorable changes in macroeconomic conditions. These scenarios are based on fixed probabilities of occurrence.
•The favorable (or upside) scenario is consistent with the 10th percentile in a distribution of possible economic outcomes and implies that there is a 10% chance that the realized economy will be better than the defined path and a 90% chance that the realized economy will be worse than the defined path.
•The unfavorable (or downside) scenario is consistent with the 90th percentile in a distribution of possible economic outcomes and implies that there is a 90% chance that the realized economy will be better than the defined path and a 10% chance that the realized economy will be worse than the defined path.
As of December 31, 2021, results of this sensitivity analysis indicate that the favorable scenario would reduce our allowance for loan losses by 2% and the unfavorable scenario would increase our allowance for loan losses by 9%. These results are estimates that are directly tied to the timing, severity, and duration of changes in the independently and instantaneously shocked macroeconomic scenario. Actual loss sensitivities and resulting estimates of consolidated allowance for loan losses may be influenced by numerous other factors including, but not limited to, the actual evaluation of macroeconomic conditions, future government and management actions, and other quantitative and qualitative information and adjustments. Therefore, this sensitivity analysis is hypothetical and is not intended to represent our expectation of changes in our estimate of expected credit losses due to a change in the macroeconomic environment.
Valuation of Automotive Operating Lease Assets and Residuals
We have significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the operating lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term. At contract inception, we determine pricing based on the projected residual value of the vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age of the vehicle, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus rental charges. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception.
To account for residual risk, we depreciate automotive operating lease assets to expected realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the expected residual value established at contract inception. Periodically, we review the projected value of the leased vehicle at termination based on current market conditions, and other relevant data points, and adjust depreciation expense as necessary over the remaining term of the lease. Management periodically performs a detailed review of the estimated realizable value of vehicles to assess the appropriateness of the carrying value of operating lease assets. Impairment of operating lease assets is assessed upon the occurrence of a triggering event. Triggering events are systemic, observed events impacting the used vehicle market such as shocks to oil and gas prices that may indicate impairment of the operating lease asset. Impairment is determined to exist if the expected

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
undiscounted cash flows generated from the operating lease assets are less than the carrying value of the operating lease assets. If the operating lease assets are impaired, they are written down to their fair value as estimated by discounted cash flows. There were no such impairment charges in 2021, 2020, or 2019.
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
Considerable judgment is used in forming conclusions from market observable data used to estimate our Level 2 fair value measurements and in estimating inputs to our internal valuation models used to estimate our Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayment speeds, credit losses, and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements and amounts that could be realized. Refer to the section titled Fair Value Sensitivity Analysis within this MD&A for a sensitivity analysis of changes in interest rates, foreign-currency exchange rates, and equity prices.
Determination of Provision for Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes predominantly in the United States. We file income tax returns in approximately 50 jurisdictions: federal, state, and local. The laws and regulations of each jurisdiction are complex and may be subject to different interpretations. Significant judgments and estimates are required in determining consolidated income tax expense for each jurisdiction. Our interpretations of tax laws are subject to audits by various jurisdictions. Potential difference in the interpretation or changes in the tax laws may result in additional accrual of income tax expense or benefit, which could be material to our reported results. We consistently monitor new and reassess existing tax laws for changes and adjust our tax estimates accordingly.
Our provision for income taxes is comprised of current and deferred income taxes. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent results of operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We currently hold deferred tax asset attributes related to net operating tax loss and foreign tax credit carryforwards. We perform regular assessments to determine whether our tax attributes are realizable. As of December 31, 2021, we continue to believe it is more likely than not that the benefit for certain foreign tax credit carryforwards and state net operating loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on these deferred tax assets relating to these carryforwards and it is reasonably possible that the valuation allowance may change in the next 12 months.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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

	2021			2020			2019
Year ended December 31, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate
Assets
Interest-bearing cash and cash equivalents	$12,855	$15	0.12%	$13,985	$28	0.20%	$3,837	$78	2.02%
Investment securities (b)	35,100	579	1.65	31,539	692	2.20	31,176	887	2.85
Loans held-for-sale, net	487	18	3.77	399	17	4.33	375	17	4.60
Finance receivables and loans, net (b) (c)	114,420	6,468	5.65	120,991	6,581	5.44	128,654	7,337	5.70
Investment in operating leases, net (d)	10,518	980	9.32	9,264	584	6.30	8,509	489	5.74
Other earning assets	693	21	2.92	977	44	4.43	1,181	68	5.68
Total interest-earning assets	174,073	8,081	4.64	177,155	7,946	4.49	173,732	8,876	5.11
Noninterest-bearing cash and cash equivalents	514			473			418
Other assets	9,098			8,021			6,864
Allowance for loan losses	(3,193)			(3,149)			(1,274)
Total assets	$180,492			$182,500			$179,740
Liabilities and equity
Interest-bearing deposit liabilities (b)	$138,947	$1,045	0.75%	$129,092	$1,952	1.51%	$115,244	$2,538	2.20%
Short-term borrowings	201	1	0.31	3,721	42	1.12	5,686	135	2.38
Long-term debt (b)	17,620	860	4.88	29,058	1,249	4.30	38,466	1,570	4.08
Total interest-bearing liabilities	156,768	1,906	1.22	161,871	3,243	2.00	159,396	4,243	2.66
Noninterest-bearing deposit liabilities	157			146			141
Total funding sources	156,925	1,906	1.22	162,017	3,243	2.00	159,537	4,243	2.66
Other liabilities (e)	6,855	8	n/m	6,195			6,215
Total liabilities	163,780			168,212			165,752
Total equity	16,712			14,288			13,988
Total liabilities and equity	$180,492			$182,500			$179,740
Net financing revenue and other interest income		$6,167			$4,703			$4,633
Net interest spread (f)			3.42%			2.49%			2.45%
Net yield on interest-earning assets (g)			3.54%			2.65%			2.67%
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
(d)Yield includes gains on the sale of off-lease vehicles of $344 million, and $127 million, for the years ended December 31, 2021, and 2020, respectively. Excluding the loss or gain on sale, the annualized yield would be 6.05%, and 4.93%, for the years ended December 31, 2021, and 2020, respectively.
(e)Represents interest expense on tax liabilities included in other liabilities on the Consolidated Balance Sheet. The interest expense on tax liabilities is included in the net yield on interest-earning assets and excluded from the interest spread. For more information on our accounting policies regarding income taxes, refer to Note 1 to the Consolidated Financial Statements.
(f)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(g)Net yield on interest-earning assets represents net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents an analysis of the changes in net financing revenue and other interest income, volume, and rate.

	2021 vs. 2020 Increase (decrease) due to (a)			2020 vs. 2019 Increase (decrease) due to (a)
Year ended December 31, ($ in millions)	Volume	Yield/rate	Total	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$(2)	$(11)	$(13)	$206	$(256)	$(50)
Investment securities	78	(191)	(113)	10	(205)	(195)
Loans held-for-sale, net	4	(3)	1	1	(1)	—
Finance receivables and loans, net	(357)	244	(113)	(437)	(319)	(756)
Investment in operating leases, net	79	317	396	43	52	95
Other earning assets	(13)	(10)	(23)	(12)	(12)	(24)
Total interest-earning assets			$135			$(930)
Liabilities
Interest-bearing deposit liabilities	$149	$(1,056)	$(907)	$305	$(891)	$(586)
Short-term borrowings	(40)	(1)	(41)	(47)	(46)	(93)
Long-term debt	(492)	103	(389)	(384)	63	(321)
Total interest-bearing liabilities			$(1,337)			$(1,000)
Other liabilities	n/m	n/m	8	—	—	—
Net financing revenue and other interest income			$1,464			$70
n/m = not meaningful
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Finance Receivables and Loans
The table below shows the maturity of the finance receivables and loans portfolio and the distribution between fixed and floating interest rates based on the stated terms of the loan agreements. This portfolio is reported based on amortized cost.

December 31, 2021 ($ in millions)	Due in one year or less (a)	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total (b)
Consumer automotive (c)	$950	$39,989	$37,156	$157	$78,252
Consumer mortgage
Mortgage Finance	—	3	655	16,986	17,644
Mortgage — Legacy	9	4	91	264	368
Total consumer mortgage	9	7	746	17,250	18,012
Consumer other
Personal Lending (d)	19	620	370	—	1,009
Credit Card	953	—	—	—	953
Total consumer other	972	620	370	—	1,962
Total consumer	1,931	40,616	38,272	17,407	98,226
Commercial
Commercial and industrial
Automotive	11,376	432	421	—	12,229
Other	475	5,967	424	8	6,874
Commercial real estate	416	2,264	2,250	9	4,939
Total commercial	12,267	8,663	3,095	17	24,042
Total finance receivables and loans	$14,198	$49,279	$41,367	$17,424	$122,268
Loans at fixed interest rates		$42,305	$40,707	$16,836
Loans at variable interest rates		6,974	660	588
Total finance receivables and loans		$49,279	$41,367	$17,424
(a)Includes loans with revolving terms (for example, wholesale floorplan loans, which are included within Commercial and Industrial, and credit cards).
(b)Loan maturities are based on the remaining maturities under contractual terms.
(c)Includes RV loans. RV lending was discontinued in 2018.
(d)Includes $7 million of finance receivables for which we have elected the fair value option.
Deposit Liabilities
The following table presents the average balances and interest rates paid for types of domestic deposits.

	2021		2020
Year ended December 31, ($ in millions)	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate
Domestic deposits
Noninterest-bearing deposits	$157	—%	$146	—%
Interest-bearing deposits
Savings and money market checking accounts	93,651	0.48	71,973	0.99
Certificates of deposit (b)	45,296	1.32	57,119	2.16
Total domestic deposit liabilities	$139,104	0.75	$129,238	1.51
(a)Average balances are calculated using an average daily balance methodology.
(b)Includes brokered certificates of deposit average balance of $5.5 billion and $11.4 billion as of December 31, 2021, and December 31, 2020, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the amounts of uninsured certificates of deposit, segregated by time remaining until maturity.

December 31, 2021 ($ in millions)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured certificates of deposit	$1,019	$947	$2,114	$1,018	$5,098
As of December 31, 2021, we had $16.3 billion of deposits that are estimated to be uninsured. In some instances, deposits in excess of federal insurance limits may be insured based upon the number of account owners, beneficiaries, and accounts held.

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
Based on the assessment performed, management concluded that as of December 31, 2021, Ally’s internal control over financial reporting was effective based on the COSO criteria.
The effectiveness of our internal controls over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ JEFFREY J. BROWN	/S/ JENNIFER A. LACLAIR
Jeffrey J. Brown	Jennifer A. LaClair
Chief Executive Officer	Chief Financial Officer
February 25, 2022	February 25, 2022

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Ally Financial Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses on financial assets measured at amortized cost in 2020 due to adoption of ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments.
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
The allowance for loan losses (“allowance”) is management’s estimate of expected credit losses in the lending portfolio. The consumer automotive portfolio represents 64% of the total finance receivables and loans balance and the amount of the allowance required for the consumer automotive portfolio is based on its relevant risk characteristics and represents 85% of the total allowance of the Company. The determination of the appropriate level of the allowance for the consumer automotive portfolio inherently involves a high degree of subjectivity and requires significant estimates of current credit risks using both quantitative and qualitative analyses.
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
Auditing certain aspects of the allowance, including the (1) model methodology, (2) model accuracy, (3) model assumptions, (4) selection of relevant risk characteristics, (5) interpretation of the results, and (6) use of qualitative adjustments, involves especially subjective and complex judgment. Given the calculation of the allowance requires significant judgment in determining the estimate, performing audit procedures to evaluate the reasonableness of management’s estimate of the allowance requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our credit specialists.

Report of Independent Registered Public Accounting Firm
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the specific aspects of the consumer automotive allowance described above included the following, among others:
•We tested the effectiveness of controls over the Company’s (1) model methodology, (2) model accuracy, (3) model assumptions, (4) selection of relevant risk characteristics, (5) interpretation of the results, and (6) use of qualitative adjustments.
•With the assistance of our credit specialists we evaluated the reasonableness of the (1) model methodology, (2) model accuracy, (3) model assumptions, (4) selection of relevant risk characteristics, (5) interpretation of the results, and (6) use of qualitative adjustments.
•We tested the Company’s model performance evaluation methods and computational accuracy of the model with the assistance of our credit specialists.
•We tested the accuracy and completeness of key risk characteristics input into the model by agreeing to source information.
•We evaluated the Company’s method for determining qualitative adjustments to the model estimate by testing on a sample basis (and, where applicable, recalculating) the (1) key assumptions, (2) input data, and (3) the reasonableness of any changes in assumptions compared to prior periods.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 25, 2022
We have served as the Company’s auditor since at least 1936; however, an earlier year could not be reliably determined.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Ally Financial Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.
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

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 25, 2022

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2021	2020	2019
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$6,468	$6,581	$7,337
Interest on loans held-for-sale	18	17	17
Interest and dividends on investment securities and other earning assets	600	736	955
Interest on cash and cash equivalents	15	28	78
Operating leases	1,550	1,435	1,470
Total financing revenue and other interest income	8,651	8,797	9,857
Interest expense
Interest on deposits	1,045	1,952	2,538
Interest on short-term borrowings	1	42	135
Interest on long-term debt	860	1,249	1,570
Interest on other	8	—	—
Total interest expense	1,914	3,243	4,243
Net depreciation expense on operating lease assets	570	851	981
Net financing revenue and other interest income	6,167	4,703	4,633
Other revenue
Insurance premiums and service revenue earned	1,117	1,103	1,087
Gain on mortgage and automotive loans, net	87	110	28
Loss on extinguishment of debt	(136)	(102)	(2)
Other gain on investments, net	285	307	243
Other income, net of losses	686	565	405
Total other revenue	2,039	1,983	1,761
Total net revenue	8,206	6,686	6,394
Provision for credit losses	241	1,439	998
Noninterest expense
Compensation and benefits expense	1,643	1,376	1,222
Insurance losses and loss adjustment expenses	261	363	321
Goodwill impairment	—	50	—
Other operating expenses	2,206	2,044	1,886
Total noninterest expense	4,110	3,833	3,429
Income from continuing operations before income tax expense	3,855	1,414	1,967
Income tax expense from continuing operations	790	328	246
Net income from continuing operations	3,065	1,086	1,721
Loss from discontinued operations, net of tax	(5)	(1)	(6)
Net income	$3,060	$1,085	$1,715
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions, except per share data; shares in thousands) (a)	2021	2020	2019
Net income from continuing operations attributable to common stockholders	$3,008	$1,086	$1,721
Loss from discontinued operations, net of tax	(5)	(1)	(6)
Net income attributable to common stockholders	$3,003	$1,085	$1,715
Basic weighted-average common shares outstanding (b)	362,583	375,629	393,234
Diluted weighted-average common shares outstanding (b) (c)	365,180	377,101	395,395
Basic earnings per common share
Net income from continuing operations	$8.30	$2.89	$4.38
Loss from discontinued operations, net of tax	(0.01)	—	(0.02)
Net income	$8.28	$2.89	$4.36
Diluted earnings per common share
Net income from continuing operations	$8.24	$2.88	$4.35
Loss from discontinued operations, net of tax	(0.01)	—	(0.02)
Net income	$8.22	$2.88	$4.34
Cash dividends declared per common share	$0.88	$0.76	$0.68
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.
(c)During the year ended December 31, 2020, there were 0.8 million in shares underlying share-based awards excluded because their inclusion would have been antidilutive. There were no antidilutive shares during the years ended December 31, 2021, and 2019.
Refer to Note 19 for additional earnings per share information. The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Comprehensive Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2021	2020	2019
Net income	$3,060	$1,085	$1,715
Other comprehensive (loss) income, net of tax
Investment securities
Net unrealized (losses) gains arising during the period	(656)	564	741
Less: Net realized gains reclassified to net income	79	132	60
Net change	(735)	432	681
Translation adjustments
Net unrealized gains arising during the period	—	3	5
Net investment hedges
Net unrealized losses arising during the period	—	(3)	(4)
Translation adjustments and net investment hedges, net change	—	—	1
Cash flow hedges
Net unrealized gains (losses) arising during the period	—	129	(7)
Less: Net realized gains reclassified to net income	47	49	10
Net change	(47)	80	(17)
Defined benefit pension plans
Net unrealized losses arising during the period	(8)	(4)	(11)
Less: Net realized losses reclassified to net income	(1)	—	—
Net change	(7)	(4)	(11)
Other comprehensive (loss) income, net of tax	(789)	508	654
Comprehensive income	$2,271	$1,593	$2,369
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
Ally Financial Inc. • Form 10-K

December 31, ($ in millions, except share data)	2021	2020
Assets
Cash and cash equivalents
Noninterest-bearing	$502	$724
Interest-bearing	4,560	14,897
Total cash and cash equivalents	5,062	15,621
Equity securities	1,102	1,071
Available-for-sale securities (amortized cost of $33,650 and $28,936) (a)	33,587	29,830
Held-to-maturity securities (fair value of $1,204 and $1,331)	1,170	1,253
Loans held-for-sale, net	549	406
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	122,268	118,534
Allowance for loan losses	(3,267)	(3,283)
Total finance receivables and loans, net	119,001	115,251
Investment in operating leases, net	10,862	9,639
Premiums receivable and other insurance assets	2,724	2,679
Other assets	8,057	6,415
Total assets	$182,114	$182,165
Liabilities
Deposit liabilities
Noninterest-bearing	$150	$128
Interest-bearing	141,408	136,908
Total deposit liabilities	141,558	137,036
Short-term borrowings	—	2,136
Long-term debt	17,029	22,006
Interest payable	210	412
Unearned insurance premiums and service revenue	3,514	3,438
Accrued expenses and other liabilities	2,753	2,434
Total liabilities	165,064	167,462
Commitments and contingencies (refer to Note 28 and Note 29)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 504,521,535 and 501,237,055; and outstanding 337,940,636 and 374,674,415)	21,671	21,544
Preferred stock	2,324	—
Accumulated deficit	(1,599)	(4,278)
Accumulated other comprehensive (loss) income	(158)	631
Treasury stock, at cost (166,580,899 and 126,562,640 shares)	(5,188)	(3,194)
Total equity	17,050	14,703
Total liabilities and equity	$182,114	$182,165
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

December 31, ($ in millions)	2021	2020
Assets
Finance receivables and loans, net
Consumer automotive	$6,871	$7,630
Consumer other (a)	353	—
Commercial	—	5,868
Allowance for loan losses	(278)	(285)
Total finance receivables and loans, net	6,946	13,213
Other assets	563	983
Total assets	$7,509	$14,196
Liabilities
Long-term debt	$1,337	$4,158
Accrued expenses and other liabilities	2	3
Total liabilities	$1,339	$4,161
(a)Composed of credit card finance receivables and loans, net.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
Ally Financial Inc. • Form 10-K

($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit	Accumulated other comprehensive (loss) income	Treasury stock	Total equity
Balance at December 31, 2018	$21,345	$—	$(5,489)	$(539)	$(2,049)	$13,268
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2017-08			(10)	8		(2)
Balance at January 1, 2019	21,345	—	(5,499)	(531)	(2,049)	13,266
Net income			1,715			1,715
Share-based compensation	93					93
Other comprehensive income				654		654
Common stock repurchases					(1,039)	(1,039)
Common stock dividends ($0.68 per share)			(273)			(273)
Balance at December 31, 2019	$21,438	$—	$(4,057)	$123	$(3,088)	$14,416
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2016-13			(1,017)			(1,017)
Balance at January 1, 2020	21,438	—	(5,074)	123	(3,088)	13,399
Net income			1,085			1,085
Share-based compensation	106					106
Other comprehensive income				508		508
Common stock repurchases					(106)	(106)
Common stock dividends ($0.76 per share)			(289)			(289)
Balance at December 31, 2020	$21,544	$—	$(4,278)	$631	$(3,194)	$14,703
Net income			3,060			3,060
Net proceeds from issuance of Series B preferred stock		1,335				1,335
Net proceeds from issuance of Series C preferred stock		989				989
Preferred stock dividends — Series B			(36)			(36)
Preferred stock dividends — Series C			(21)			(21)
Share-based compensation	127					127
Other comprehensive loss				(789)		(789)
Common stock repurchases					(1,994)	(1,994)
Common stock dividends ($0.88 per share)			(324)			(324)
Balance at December 31, 2021	$21,671	$2,324	$(1,599)	$(158)	$(5,188)	$17,050
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2021	2020	2019
Operating activities
Net income	$3,060	$1,085	$1,715
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,261	1,550	1,555
Goodwill impairment	—	50	—
Provision for credit losses	241	1,439	998
Gain on mortgage and automotive loans, net	(87)	(110)	(28)
Other gain on investments, net	(285)	(307)	(243)
Loss on extinguishment of debt	136	102	2
Originations and purchases of loans held-for-sale	(4,255)	(3,199)	(1,276)
Proceeds from sales and repayments of loans held-for-sale	4,107	3,161	1,288
Net change in
Deferred income taxes	120	242	179
Interest payable	(204)	(229)	118
Other assets	(302)	15	(28)
Other liabilities	356	33	(177)
Other, net	(106)	(93)	(53)
Net cash provided by operating activities	4,042	3,739	4,050
Investing activities
Purchases of equity securities	(1,346)	(1,219)	(498)
Proceeds from sales of equity securities	1,508	1,087	814
Purchases of available-for-sale securities	(21,557)	(17,377)	(15,199)
Proceeds from sales of available-for-sale securities	5,745	6,563	7,079
Proceeds from repayments of available-for-sale securities	10,724	11,903	5,154
Purchases of held-to-maturity securities	(292)	(154)	(514)
Proceeds from repayments of held-to-maturity securities	372	457	302
Purchases of finance receivables and loans held-for-investment	(6,756)	(7,020)	(4,439)
Proceeds from sales of finance receivables and loans initially held-for-investment	376	506	1,038
Originations and repayments of finance receivables and loans held-for-investment and other, net	2,896	15,353	4,252
Purchases of operating lease assets	(5,120)	(4,320)	(4,023)
Disposals of operating lease assets	3,438	2,681	2,625
Acquisitions, net of cash acquired	(699)	—	(171)
Net change in nonmarketable equity investments	56	417	190
Other, net	(443)	(450)	(379)
Net cash (used in) provided by investing activities	(11,098)	8,427	(3,769)

Statement continues on the next page.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2021	2020	2019
Financing activities
Net change in short-term borrowings	(2,136)	(3,395)	(4,456)
Net increase in deposits	4,511	16,262	14,547
Proceeds from issuance of long-term debt	2,997	3,660	6,915
Repayments of long-term debt	(6,068)	(16,107)	(17,224)
Purchases of land and buildings in satisfaction of finance lease liabilities	(391)	—	—
Repurchases of common stock	(1,994)	(106)	(1,039)
Preferred stock issuance	2,324	—	—
Trust preferred securities redemption	(2,710)	—	—
Common stock dividends paid	(324)	(289)	(273)
Preferred stock dividends paid	(57)	—	—
Net cash (used in) provided by financing activities	(3,848)	25	(1,530)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	—	3	3
Net (decrease) increase in cash and cash equivalents and restricted cash	(10,904)	12,194	(1,246)
Cash and cash equivalents and restricted cash at beginning of year	16,574	4,380	5,626
Cash and cash equivalents and restricted cash at December 31,	$5,670	$16,574	$4,380
Supplemental disclosures
Cash paid for
Interest	$2,033	$3,366	$4,034
Income taxes	1,292	53	64
Noncash items
Loans held-for-sale transferred to finance receivables and loans held-for-investment	136	75	242
Additions of property and equipment	46	—	—
Finance receivables and loans held-for-investment transferred to loans held-for-sale	414	495	960
Held-to-maturity securities transferred to available-for-sale	—	—	943
In-kind distribution from equity-method investee	1	226	—
Equity consideration received in exchange for restructured loans	—	5	—
Decrease in held-to-maturity securities due to the consolidation of a VIE	—	10	—
Increase in held-for-investment loans and other, net, due to the consolidation of a VIE	—	224	—
Increase in collateralized borrowings, net, due to the consolidation of a VIE	—	214	—
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheet to the Consolidated Statement of Cash Flows.

December 31, ($ in millions)	2021	2020
Cash and cash equivalents on the Consolidated Balance Sheet	$5,062	$15,621
Restricted cash included in other assets on the Consolidated Balance Sheet (a)	608	953
Total cash and cash equivalents and restricted cash in the Consolidated Statement of Cash Flows	$5,670	$16,574
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

1.    Description of Business, Basis of Presentation, and Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a digital financial-services company committed to its promise to “Do It Right” for its consumer, commercial, and corporate customers. Ally is composed of an industry-leading independent automotive finance and insurance operation, an award-winning digital direct bank (Ally Bank, Member FDIC and Equal Housing Lender, which offers mortgage lending, point-of-sale personal lending, and a variety of deposit and other banking products), a consumer credit card business, a corporate finance business for equity sponsors and middle-market companies, and securities brokerage and investment advisory services. A relentless ally for all things money, Ally helps people save well and earn well, so they can spend for what matters. We are a Delaware corporation and are registered as a BHC under the BHC Act, and an FHC under the GLB Act.
Consolidation and Basis of Presentation
The Consolidated Financial Statements include the accounts of the parent and its consolidated subsidiaries, of which it is deemed to possess control, after eliminating intercompany balances and transactions, and include all VIEs in which we are the primary beneficiary. Refer to Note 11 for further details on our VIEs. Other entities in which we have invested and have the ability to exercise significant influence over operating and financial policies of the investee, but upon which we do not possess control, are accounted for using the equity method of accounting within the financial statements and are therefore not consolidated. Our accounting and reporting policies conform to U.S. GAAP. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Certain reclassifications may have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation, which did not have a material impact on our Consolidated Financial Statements.
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
We establish an allowance for credit losses for lifetime expected credit losses on our held-to-maturity securities. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity securities is excluded from the estimate of credit losses. Our held-to-maturity securities portfolio is mostly composed of residential mortgage-backed debt securities that are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major ratings agencies, and have a long history of zero credit losses.
We regularly assess our available-for-sale securities for impairment. When the cost of an available-for-sale security exceeds its fair value, the security is impaired. If we determine that we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis, any allowance for credit losses, if previously recorded, is written off and the security’s amortized cost basis is written down to fair value at the reporting date, with any incremental impairment recorded through earnings.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Our equity securities recognized using other measurement principles include investments in FHLB and FRB stock held to meet regulatory requirements, equity investments related to LIHTCs and the CRA, which do not have a readily determinable fair value, and other equity investments that do not have a readily determinable fair value. Our LIHTC investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments. Our obligations related to unfunded commitments for our LIHTC investments are included in other liabilities. The majority of our other CRA investments are accounted for using the equity method of accounting. Our investments in LIHTCs and other CRA investments are included in investments in qualified affordable housing projects and equity-method investments, respectively, in other assets on our Consolidated Balance Sheet. Our investments in FHLB and FRB stock are carried at cost, less impairment, if any. Our remaining investments in equity securities are recorded at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under U.S. GAAP. These investments, along with our investments in FHLB and FRB stock, are included in nonmarketable equity investments in other assets on our Consolidated Balance Sheet. Investments recorded under the measurement alternative are also reviewed at each reporting period to determine if any adjustments are required for observable price changes in identical or similar securities of the same issuer. As conditions warrant, we review these investments, as well as investments in FHLB and FRB stock, for impairment and adjust the carrying value of the investment if it is deemed to be impaired. Adjustments related to observable price changes or impairment on securities using the measurement alternative and FHLB and FRB stock are recorded in earnings and reported in other income, net in our Consolidated Statement of Income.
Finance Receivables and Loans
We initially classify finance receivables and loans as either loans held-for-sale or loans held-for-investment based on management’s assessment of our intent and ability to hold the loans for the foreseeable future or until maturity. Management’s view of the foreseeable future is based on the longest reasonably reliable net income, liquidity, and capital forecast period. Management’s intent and ability with respect to certain loans may change from time to time depending on a number of factors, for example economic, liquidity, and capital conditions. In order to reclassify loans to held-for-sale, management must have both the intent to sell the loans and must reasonably identify the specific loans to be sold.
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
Loans classified as held-for-investment are presented as finance receivables and loans, net on our Consolidated Balance Sheet. Finance receivables and loans are reported at their amortized cost basis, which includes the principal amount outstanding, net of unamortized deferred fees and costs on originated loans, unamortized premiums and discounts on purchased loans, unamortized basis adjustments arising from the designation of finance receivables and loans as the hedged item in qualifying fair value hedge relationships, and cumulative principal charge-offs. We refer to the amortized cost basis less the allowance for loan losses as the net carrying value in finance receivables and loans. Unearned rate support received from an automotive manufacturer on certain automotive loans, deferred origination fees and costs, and premiums and discounts on purchased loans, are amortized over the contractual life of the related finance receivable or loan using the effective interest method. We make various incentive payments for consumer automotive loan originations to automotive dealers and account for these payments as direct loan origination costs. Additionally, we make incentive payments to certain commercial automobile wholesale borrowers and account for these payments as a reduction to interest income in the period they are earned. Interest income on our finance receivables and loans is recognized based on the contractual rate of interest plus the amortization of deferred amounts using the effective interest method, except for origination fees and costs on our credit card loans, which amortize straight line over a twelve-month period. In addition, annual fees on credit cards are amortized into other income, net of losses over a twelve-month period. We report accrued interest receivable on our finance receivables and loans in other assets on our Consolidated Balance Sheet, except for billed interest on our credit card loans which is included in finance receivables and loans, net. Loan commitment fees are generally deferred and amortized over the commitment period. For information on finance receivables and loans, refer to Note 9.
We have elected to exclude accrued interest receivable from the measurement of our allowance for loan losses for each class of financing receivables, except for billed interest on our credit card loans which is included within finance receivables and loans, net. We have also elected to write-off accrued interest receivable by reversing interest income when loans are placed on nonaccrual status for each class of finance receivable. This includes the reversal of the billed interest that occurs at the time of charge-off, which is initially included in the measurement of our allowance for loan losses.

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
•Consumer other — Consists of the following classes of finance receivables.
•Personal Lending — Consists of unsecured consumer lending from point-of-sale financing.
•Credit Card — Consists of consumer credit card loans.
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
Nonperforming loans on nonaccrual status are reported in Note 9. For all of our portfolio segments, the receivable for interest income that is accrued, but not collected, at the date finance receivables and loans are placed on nonaccrual status is reversed against interest income and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, for credit card loans, billed interest is included in the receivables balance and therefore is not reversed against interest income until the loan is charged-off. Where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Generally, finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
forgiveness of principal or interest owed and loans that have been discharged in a Chapter 7 Bankruptcy and have not been reaffirmed by the borrower.
In addition to the modifications noted above, in our consumer automotive portfolio segment of loans we also provide extensions or deferrals of payments to borrowers whom we deem to be experiencing only temporary financial difficulty. In these cases, there are limits within our operational policies to minimize the number of times a loan can be extended, as well as limits to the length of each extension, including a cumulative cap over the life of the loan. If these limits are breached, the modification is considered a TDR as noted in the following paragraph. Before offering an extension or deferral, we evaluate the capacity of the customer to make the scheduled payments after the deferral period. During the deferral period, we continue to accrue interest on the loan as part of the deferral agreement. We grant these extensions or deferrals when we expect to collect all amounts due including interest accrued at the original contract rate. However, in response to the COVID-19 pandemic, we offered broad-based deferral programs during the year ended December 31, 2020, to all of our customers who requested assistance with their loans.
A restructuring that results in only a delay in payment that is deemed to be insignificant is not a concession and the modification is not considered to be a TDR. In order to assess whether a restructuring that results in a delay in payment is insignificant, we consider the amount of the restructured payments subject to delay in conjunction with the unpaid principal balance or the collateral value of the loan, whether or not the delay is significant with respect to the frequency of payments under the original contract, or the loan’s original expected duration. In the cases where payment extensions on our automotive loan portfolio cumulatively extend beyond 90 days and are more than 10% of the original contractual term or where the cumulative payment extension is beyond 180 days, we deem the delay in payment to be more than insignificant, and as such, classify these types of modifications as TDRs. Otherwise, the modifications do not represent a concessionary modification and accordingly, they are not classified as TDRs. Additionally, based on guidance issued by federal and state regulatory agencies, payment extensions made in response to the COVID-19 pandemic are not considered TDRs if accounts were considered current at the date the modification program was implemented. Refer to Note 9 for additional information.
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
Net Charge-offs
We disclose the measurement of net charge-offs as the amount of gross charge-offs recognized less recoveries received. Gross charge-offs reflect the amount of the amortized cost basis directly written-off. Generally, we recognize recoveries when they are received and record them as an increase to the allowance for loan losses. As a general rule, consumer automotive loans are fully charged off once a loan becomes 120 days past due. In instances where upon becoming 120 days past due repossession is assured and in process, consumer automotive loans are written down to estimated collateral value, less costs to sell. In our consumer mortgage portfolio segment, first-lien mortgages and a subset of our home equity portfolio that are secured by real estate in a first-lien position are written down to the estimated fair value of the collateral, less costs to sell, once a mortgage loan becomes 180 days past due. Consumer mortgage loans that represent second-lien positions are charged off at 180 days past due. In our consumer other segment, loans within our personal lending class of receivables are charged off at 120 days past due and loans in our credit card class of receivables are charged off at 180 days past due. Within 60 days of receipt of notification of filing from the bankruptcy court, or within the time frames noted above, consumer automotive and first-lien consumer mortgage loans in bankruptcy are written down to their expected future cash flows, which is generally fair value of the collateral, less costs to sell, and second-lien consumer mortgage loans and consumer other loans are fully charged-off, unless it can be clearly demonstrated that repayment is likely to occur. Regardless of other timelines noted within this policy, loans are considered collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to only be through sale or operation of the collateral. Collateral dependent loans are charged-off to the estimated fair value of the underlying collateral, less costs to sell when foreclosure or repossession proceedings begin.
Commercial loans are individually evaluated and are written down to the estimated fair value of the collateral less costs to sell when collectability of the recorded balance is in doubt. Generally, all commercial loans are charged-off when it becomes unlikely that the borrower

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
is willing or able to repay the remaining balance of the loan and any underlying collateral is not sufficient to recover the outstanding principal. Collateral dependent loans are charged-off to the fair market value of collateral less costs to sell when appropriate. Noncollateral dependent loans are fully charged-off.
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
Loans that do not share similar risk characteristics are evaluated on an individual basis. In addition, loans evaluated individually are not also included in the collective evaluation.
The allowance calculation is supplemented with qualitative reserves that take into consideration current portfolio and asset-level factors, such as the impacts of changes in underwriting standards, collections and account management effectiveness, geographic concentrations, and economic events that have occurred but are not yet reflected in the quantitative model component. Qualitative adjustments are documented, reviewed, and approved through our established risk governance processes and follow regulatory guidance.
Management also considers the need for a reserve on unfunded nonderivative loan commitments across our portfolio segments, including lines of credit and standby letters of credit. We estimate expected credit losses over the contractual period in which we are exposed to credit risk, unless we have the option to unconditionally cancel the obligation. Expected credit losses on the commitments include consideration of the likelihood that funding will occur under the commitment and an estimate of expected credit losses on amounts expected to be funded over the estimated life. The reserve for unfunded loan commitments is recorded within other liabilities on our Consolidated Balance Sheet. Refer to Note 28 for information on our unfunded loan commitments.
Consumer Automotive
The allowance for loan losses within the consumer automotive portfolio segment is calculated using proprietary statistical models and other risk indicators applied to pools of loans with similar risk characteristics, including credit bureau score and LTV ratios.
The model generates projections of default rates, prepayment rates, loss severity rates, and recovery rates using macroeconomic and historical loan data. These projections are used to develop transition scenarios to predict the portfolio’s migration from the current or past-due status to various future states over the life of the loan. While the macroeconomic data that is used to calculate expected credit losses includes light vehicle sales and state-level real personal income, state-level unemployment rates are the most impactful macroeconomic factors in calculating expected lifetime credit losses. The loss severity within the consumer automotive portfolio segment is impacted by the market values of vehicles that are repossessed. Vehicle market values are affected by numerous factors including vehicle supply, the condition of the vehicle upon repossession, the overall price and volatility of fuel, consumer preference related to specific vehicle segments, and other factors. The model output is aggregated to calculate expected lifetime credit losses.
Consumer Mortgage
The allowance for loan losses within the consumer mortgage portfolio segment is calculated by using statistical models based on pools of loans with similar risk characteristics, including credit score, LTV, loan age, documentation type, product type, and loan purpose.
Expected losses are statistically derived based on a suite of behavioral based transition models. This transition framework predicts various stages of delinquency, default, and voluntary prepayment over the course of the life of the loan. The transition probability is a function of certain loan and borrower characteristics, including factors, such as loan balance and term, the borrower’s credit score, and loan-to-value ratios, and economic variables, as well as consideration of historical factors such as loss frequency and severity. When a default event is predicted, a severity model is applied to estimate future loan losses. Loss severity within the consumer mortgage portfolio segment is impacted by the market values of foreclosed properties, which is affected by numerous factors, including geographic considerations and the

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
condition of the foreclosed property. Macroeconomic data that is used to calculate expected credit losses includes certain interest rates and home price indices. The model output is aggregated to calculate expected lifetime credit losses.
Consumer Other
The allowance for loan losses within the personal lending receivables class is calculated by using a vintage analysis that analyzes historical performance for groups of loans with similar risk characteristics, including vintage level historical balance paydown rates and delinquency and roll rate behaviors by risk tier and product type, to arrive at an estimate of expected lifetime credit losses. The risk tier segmentation is based upon borrower risk characteristics, including credit score and past performance history, as well as certain loan specific characteristics, such as loan type and origination year.
The allowance for loan losses within our credit card receivables class is calculated by using a statistical model that considers loan-specific and economy-wide factors to project default events, positive closure, EAD, and LGD events across all active loans in the portfolio. Macroeconomic data that is used to calculate expected credit losses include state and national-level unemployment rate, revolving consumer credit, and retail sales. Estimated expected lifetime credit losses are the summation of the simulated losses and recoveries for all credit card loans in the portfolio.
Commercial Loans
The allowance for loan losses within the commercial loan portfolio segment is calculated using an expected loss framework that uses historical loss experience, concentrations, macroeconomic factors, and performance trends. The determination of the allowance is influenced by numerous assumptions and factors that may materially affect estimates of loss, including changes to the PD, LGD, and EAD. PD factors are determined based on our historical performance data, which considers ongoing reviews of the financial performance of borrowers within our portfolio, including cash flow, debt-service coverage ratio, and an assessment of borrowers’ industry and future prospects. The determination of PD also incorporates historical loss experience and, when necessary, macroeconomic information obtained from external sources. LGD factors consider the type of collateral, relative loan-to-value ratios, and historical loss information. In addition, LGD factors may be influenced by macroeconomic information and situations in which automotive manufacturers repurchase vehicles used as collateral to secure the loans in default situations. EAD factors are derived from outstanding balance levels, including estimated prepayment assumptions based on historical experience.
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
We are involved in securitizations that typically involve the use of VIEs. For information regarding our securitization activities, refer to Note 11.
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
We retain the right to service our consumer and commercial automotive loan and credit card securitizations. We may receive servicing fees for off-balance-sheet securitizations based on the securitized asset balances and certain ancillary fees, all of which are reported in servicing fees in the Consolidated Statement of Income. Typically, the fee we are paid for servicing represents adequate compensation, and consequently, does not result in the recognition of a servicing asset or liability.
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
Lease Accounting
At contract inception, we determine whether the contract is or contains a lease based on the terms and conditions of the contract. Refer to Investment in Operating Leases below for leases in which we are the lessor. Lease contracts for which we are the lessee are recognized on our Consolidated Balance Sheet as ROU assets and lease liabilities. Lease liabilities and their corresponding ROU assets are initially recorded based on the present value of the future lease payments over the expected lease term. We utilize our incremental borrowing rate, which is the rate we would incur to borrow on a collateralized basis over a similar term on an amount equal to the lease payments in a similar economic environment since the interest rate implicit in the lease contract is typically not readily determinable. The ROU asset also includes initial direct costs paid less lease incentives received from the lessor. Our lease contracts are generally classified as operating and, as a result, we recognize a single lease cost within other operating expenses on the income statement on a straight-line basis over the lease term.
Our leases primarily consist of property-leases and fleet vehicle leases. Our property-lease agreements generally contain a lease component, which includes the right to use the real estate, and non-lease components, which generally include utilities and common area maintenance services. We elected the practical expedient to account for the lease and non-lease components in our property leases as a single lease component for recognition and measurement of our ROU assets and lease liabilities. Our property leases that include variable-rent payments made during the lease term that are not based on a rate or index, are excluded from the measurement of the ROU assets and lease liabilities, and are recognized as a component of variable lease expense as incurred. We have elected not to recognize ROU assets and lease liabilities on property-leases with terms of one year or less. Our fleet vehicle leases also include a lease component, which includes the right to use the vehicle, and non-lease components, which include maintenance, fuel, and administrative services. However, we have elected to account for the lease and non-lease components in our fleet vehicle leases separately. Accordingly, the non-lease components are excluded from the measurement of the ROU asset and lease liability and are recognized as other operating expenses as incurred.
Investment in Operating Leases
Investment in operating leases, net, represents the vehicles that are underlying our automotive operating lease contracts where we are the lessor and is reported at cost, less accumulated depreciation and net of impairment charges, if any, and origination fees or costs. Depreciation of vehicles is recorded on a straight-line basis to an estimated residual value over the lease term. Manufacturer support payments that we receive upfront are treated as a reduction to the cost-basis in the underlying operating lease asset, which has the effect of reducing depreciation expense over the life of the contract. We periodically evaluate our depreciation rate for leased vehicles based on expected residual values and adjust depreciation expense over the remaining life of the lease if deemed necessary. Income from operating lease assets including lease origination fees, net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term. We have elected to exclude sales taxes collected from the lessee from our consideration in the lease contract and from variable lease payments that are not included in contract consideration.
We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary when there is an indication of impairment based on market considerations and portfolio characteristics. Impairment is determined to exist if the fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the operating lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in 2021, 2020, or 2019. We accrue rental income on our operating leases when collection is reasonably assured. We generally discontinue the accrual of

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
revenue on operating leases at the time an account is determined to be uncollectible, which we determine to be the earliest of (i) the time of repossession, (ii) within 60 days of bankruptcy notification, unless it can be clearly demonstrated that repayment is likely to occur, or (iii) greater than 120 days past due.
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
Impairment of Long-lived Assets
The net carrying values of long-lived assets (including property and equipment) are evaluated for impairment whenever events or changes in circumstances indicate that their net carrying values may not be recoverable from the estimated undiscounted future cash flows expected to result from their use and eventual disposition. Recoverability of assets to be held and used is measured by a comparison of their net carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the net carrying amount of the assets exceeds the fair value estimated using a discounted cash flow method. No material impairment was recognized in 2021, 2020, or 2019.
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
Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired, including identifiable intangibles. We allocate goodwill to applicable reporting units based on the relative fair value of the other net assets allocated to those reporting units at the time of the acquisition. In the event we restructure our business, we may reallocate goodwill. We test goodwill for impairment annually as of July 31 of each year, or more frequently if events and changes in circumstances indicate that it is more likely than not that impairment exists. In certain situations, we may perform a qualitative assessment to test goodwill for impairment. We may also decide to bypass the qualitative assessment and perform a quantitative assessment. If we perform the qualitative assessment to test goodwill for impairment and conclude that it is more likely than not that the reporting unit’s fair value is greater than its carrying value, then the quantitative assessment is not required. However, if we perform the qualitative assessment and determine that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then we must perform the quantitative assessment. The quantitative assessment requires us to compare the fair value of each of the reporting units to their respective carrying value. The fair value of the reporting units in our quantitative assessment is determined based on various analyses including discounted cash flow projections using assumptions a market participant would use. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, a goodwill impairment loss is recorded for the excess of the carrying value of the reporting unit over its fair value.
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
We use a combination of methods commonly used in the insurance industry, including the chain ladder development factor, expected loss, Bornhuetter Ferguson (BF), and frequency and severity methods to determine the ultimate losses for an individual business line as well as accident year basis depending on the maturity of the accident period and business-line specifics. These methodologies are based on different assumptions and use various inputs to develop alternative estimates of losses. The chain ladder development factor is used for more mature years while the expected loss, BF, and frequency and severity methods are used for less mature years. Both paid and incurred loss and loss adjustment expenses are reviewed where available and a weighted average of estimates or a single method may be considered in selecting the final estimate for an individual accident period. We did not change our methodology for developing reserves for insurance losses for the year ended December 31, 2021.
Estimates for salvage and subrogation recoverable are recognized at the time losses are incurred and netted against the provision for insurance losses and loss adjustment expenses. Reserves are established for each business at the lowest meaningful level of homogeneous data. Since the reserves are based on estimates, the ultimate liability may vary from these estimates. The estimates are regularly reviewed and adjustments, which can potentially be significant, are included in earnings in the period in which they are deemed necessary.
Legal and Regulatory Reserves
Liabilities for legal and regulatory matters are accrued and established when those matters present loss contingencies that are both probable and estimable, with a corresponding amount recorded to other operating expense in the Consolidated Statement of Income. In cases where we have an accrual for losses, we include an estimate for probable and estimable legal expenses related to the case. If, at the time of evaluation, the loss contingency related to a legal or regulatory matter is not both probable and estimable, we do not establish a liability for the contingency. We continue to monitor legal and regulatory matters for further developments that could affect the requirement to establish a liability or that may impact the amount of a previously established liability. There may be exposure to loss in excess of any amounts recognized. For certain other matters where the risk of loss is determined to be reasonably possible, estimable, and material to the financial statements, disclosure regarding details of the matter and an estimated range of loss is required. The estimated range of possible loss does not represent our maximum loss exposure. We also disclose matters that are deemed probable or reasonably possible, material to the financial statements, but for which an estimated range of loss is not possible to determine. While we believe our reserves are adequate, the outcome of legal and regulatory proceedings is extremely difficult to predict, and we may settle claims or be subject to judgments for amounts that differ from our estimates. For information regarding the nature of all material contingencies, refer to Note 29.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
Hedge accounting treatment is no longer applied if a derivative financial instrument is terminated, the hedge designation is removed, or the derivative instrument is assessed to no longer be highly effective. For terminated fair value hedges, any changes to the hedged asset or liability remain as part of the basis of the hedged asset or liability and are recognized into income over the remaining life of the asset or liability. For terminated cash flow hedges, unless it is probable that the forecasted cash flows will not occur within a specified period, any changes in fair value of the derivative financial instrument previously recognized remain in accumulated other comprehensive income, and are reclassified into earnings in the same period that the hedged cash flows affect earnings. Any previously recognized gain or loss for a net investment hedge continues to remain in accumulated other comprehensive income until earnings are impacted by sale or liquidation of the associated foreign operation. In all instances, after hedge accounting is no longer applied, any subsequent changes in fair value of the derivative instrument will be recorded into earnings.
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
Recently Adopted Accounting Standards
Financial Instruments—Credit Losses (ASU 2016-13)
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this update introduced a new accounting model to measure credit losses for financial assets measured at amortized cost. The FASB has also issued additional ASUs that clarified the scope and provided additional guidance for ASU 2016-13. Credit

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
losses for financial assets measured at amortized cost are determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. In effect, the financial asset or group of financial assets are presented at the net amount expected to be collected. Credit losses are no longer recorded under the incurred loss model for financial assets measured at amortized cost. The amendments also modified the accounting for available-for-sale securities whereby credit losses are now recorded through an allowance for credit losses rather than a write-down to the security’s cost basis, which allows for reversals of credit losses when estimated credit losses decline. Credit losses for available-for-sale securities are measured in a manner similar to current GAAP.
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
The adoption of the amendments resulted in a reduction to our opening retained earnings of approximately $1.0 billion, net of income taxes, resulting from a pretax increase to our allowance for credit losses of approximately $1.3 billion, primarily driven by our consumer automotive loan portfolio. The increase is primarily related to the difference between loss emergence periods previously utilized, as compared to estimating lifetime credit losses as required by the CECL standard. We did not experience a material impact to the allowance for loan losses from any of our other lending portfolios. Additionally, the adoption of CECL did not result in a material impact to our held-to-maturity securities portfolio, which is primarily composed of agency-backed mortgage securities, or our available-for-sale securities portfolio. We have elected to phase-in the estimated impact of CECL into regulatory capital in accordance with the interim final rule of the FRB and other U.S. banking agencies that became effective on March 31, 2020, and was subsequently clarified and adjusted in a final rule that became effective September 30, 2020. As a result, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we are required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. Refer to Note 20 for further details about the impact of CECL on regulatory capital.
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
2.    Acquisitions
On December 1, 2021, we acquired 100% of the equity of Fair Square Financial Holdings LLC and its subsidiaries, including Fair Square Financial LLC (collectively, Fair Square) for $741 million in cash. Fair Square is a digital-first, nonbank credit-card company that operates in the United States. Fair Square operates as a wholly owned subsidiary of Ally. We applied the acquisition method of accounting to this transaction, which generally requires the initial recognition of assets acquired, including identifiable intangible assets, and liabilities assumed at their respective fair value. Goodwill is recognized as the excess of the acquisition price after the recognition of the net assets, including the identifiable intangible assets. Beginning in December 2021, financial information related to Fair Square is included within Corporate and Other.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes the allocation of cash consideration paid for Fair Square and the amounts of the identifiable assets acquired and liabilities assumed at the acquisition date.

($ in millions)
Purchase price
Cash consideration	$741
Allocation of purchase price to net assets acquired
Finance receivables and loans (a)	870
Intangible assets (b)	98
Cash and short-term investments	42
Other assets	46
Debt	(765)
Other liabilities	(29)
Goodwill	$479
(a)Includes $22 million of purchased credit deteriorated (PCD) loans that have experienced a more-than-insignificant deterioration of credit quality since origination. We recognized an initial allowance for loan losses of $12 million on these PCD loans.
(b)The weighted average amortization period on the acquired intangible assets is 7 years. Refer to Note 1 and Note 13 for further information on our intangible assets.
The goodwill of $479 million arising from the acquisition consists largely of expected growth of the business as we leverage the Ally brand and our marketing capabilities to scale the acquired credit card provider and expand the suite of financial products we offer to our existing growing customer base. The goodwill recognized is generally expected to be amortized for income tax purposes over a 15-year period. Refer to Note 13 for the carrying amount of goodwill at the beginning and end of the reporting period.
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
•Noninsurance contracts — We sell VSCs that offer owners mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle limited warranty. We sell GAP contracts that protect the customer against having to pay certain amounts to a lender above the fair market value of their vehicle if the vehicle is damaged and declared a total loss or stolen. We also sell VMCs that provide coverage for certain agreed-upon services, such as oil changes and tire rotations, over the coverage period. We receive payment in full at the inception of each of these contracts. Our performance obligation for these contracts is satisfied over the term of the contract and we recognize revenue over the contract term on a basis proportionate to the anticipated incurrence of costs, as we believe this is the most appropriate method to measure progress towards satisfaction of the performance obligation. This revenue is recorded within insurance premiums and service revenue earned in our Consolidated Statement of Income, while associated cancellation and transfer fees are recorded as other income.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
•Brokerage commissions and other revenues through Ally Invest — We charge fees to customers related to their use of certain services on our Ally Invest digital wealth management and online brokerage platform. These fees include commissions on low-priced securities, option contracts, certain other security types, account service fees, account management fees on professional portfolio management services, and other ancillary fees. Commissions on customer-directed trades and account service fees are based on published fee schedules and are generated from a customer option to purchase the services offered under the contract. These options do not represent a material right and are only considered a contract when the customer executes their option to purchase these services. Based on this, the term of the contract does not extend beyond the services provided, and accordingly revenue is recognized upon the completion of our performance obligation, which we view as the successful execution of the trade or service. Revenue on professional portfolio management services is calculated monthly based upon a fixed percentage of the client’s assets under management. Due to the fact that this revenue stream is composed of variable consideration that is based on factors outside of our control, we have deemed this revenue as constrained and we are unable to estimate the initial transaction price at the inception of the contract. We have elected to use the practical expedient under GAAP to recognize revenue monthly based on the amount we are able to invoice the customer. Additionally, we earn revenue when we route customers’ orders to market makers, who then execute customers’ trades. The market makers compensate us for the right to fill the customers’ orders. We also earn revenue from a fee-sharing agreement with our clearing broker related to the interest income the clearing broker earns on customer cash balances, securities lending, and margin loans made to our customers. We concluded the initial transaction price is exclusively variable consideration and, based on the nature of our performance obligation to allow the clearing broker to collect interest income from cash deposits and customer loans from our customers, we are unable to determine the amount of revenue to be recognized until the total customer cash balance or the total interest income recognized on margin loans has been determined, which occurs monthly. These revenue streams are recorded as other income in our Consolidated Statement of Income.
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
•Banking fees and interchange income — We charge depositors various account service fees including those for outgoing wires, excessive transactions, stop payments, and returned deposits. These fees are generated from a customer option to purchase services offered under the contract. These options do not represent a material right and are only considered a contract in accordance with the revenue recognition principles when the customer exercises their option to purchase these account services. Based on this, the term for our contracts with customers is considered day-to-day, and the contract does not extend beyond the services already provided. Effective May 25, 2021, we eliminated all overdraft fees for Ally Bank deposit accounts. Revenue derived from deposit account fees is recorded at the point in time we perform the requested service, and is recorded as other income in our Consolidated Statement of Income. As a debit and credit card issuer, we also generate interchange fee income from merchants during debit and credit card transactions and incur certain corresponding charges from merchant card networks. For debit card transactions, our performance obligation is satisfied when we have initiated the payment of funds from a customer’s account to a merchant through our contractual agreements with the merchant card networks. For credit card transactions, our performance obligation is satisfied at the time each transaction is captured for settlement with the interchange networks. Interchange fees are reported net of processing fees and customer rewards as other income in our Consolidated Statement of Income.
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

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2021
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$627	$—	$—	$—	$627
Remarketing fee income	107	—	—	—	—	107
Brokerage commissions and other revenue	—	—	—	—	58	58
Banking fees and interchange income (d)	—	—	—	—	18	18
Brokered/agent commissions	—	16	—	—	—	16
Other	22	—	—	—	4	26
Total revenue from contracts with customers	129	643	—	—	80	852
All other revenue	122	702	94	128	141	1,187
Total other revenue (e)	$251	$1,345	$94	$128	$221	$2,039
2020
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$584	$—	$—	$—	$584
Remarketing fee income	73	—	—	—	—	73
Brokerage commissions and other revenue	—	—	—	—	52	52
Banking fees and interchange income	—	—	—	—	12	12
Brokered/agent commissions	—	16	—	—	—	16
Other	15	1	—	—	—	16
Total revenue from contracts with customers	88	601	—	—	64	753
All other revenue	116	733	102	45	234	1,230
Total other revenue (e)	$204	$1,334	$102	$45	$298	$1,983
2019
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$542	$—	$—	$—	$542
Remarketing fee income	74	—	—	—	—	74
Brokerage commissions and other revenue	—	—	—	—	61	61
Banking fees and interchange income	—	—	—	—	16	16
Brokered/agent commissions	—	14	—	—	—	14
Other	19	1	—	—	—	20
Total revenue from contracts with customers	93	557	—	—	77	727
All other revenue	156	717	22	45	94	1,034
Total other revenue (e)	$249	$1,274	$22	$45	$171	$1,761
(a)We had opening balances of $3.0 billion, $2.9 billion, and $2.6 billion in unearned revenue associated with outstanding contracts at January 1, 2021, 2020, and 2019, respectively, and $909 million, $866 million, and $816 million of these balances were recognized as insurance premiums and service revenue earned in our Consolidated Statement of Income during the years ended December 31, 2021, 2020, and 2019, respectively.
(b)At December 31, 2021, we had unearned revenue of $3.1 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $847 million in 2022, $765 million in 2023, $609 million in 2024, $412 million in 2025, and $419 million thereafter. We had unearned revenue of $3.0 billion and $2.9 billion associated with outstanding contracts at December 31, 2020, and 2019, respectively.
(c)We had deferred insurance assets of $1.9 billion, $1.8 billion, and $1.7 billion at December 31, 2021, 2020, and 2019, respectively. We recognized $537 million, $498 million, and $463 million of expense during the years ended December 31, 2021, 2020, and 2019, respectively.
(d)Interchange income is reported net of customer rewards. Customer rewards expense was $1 million for the year ended December 31, 2021.
(e)Represents a component of total net revenue. Refer to Note 26 for further information on our reportable operating segments.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $344 million, $127 million, and $69 million for the years ended December 31, 2021, 2020, and 2019, respectively, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Consolidated Statement of Income.
4.    Insurance Premiums and Service Revenue
The following table is a summary of insurance premiums and service revenue written and earned.

	2021		2020		2019
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$397	$389	$438	$429	$491	$464
Assumed	15	8	3	3	—	2
Gross insurance premiums	412	397	441	432	491	466
Ceded	(200)	(205)	(211)	(208)	(232)	(209)
Net insurance premiums	212	192	230	224	259	257
Service revenue	985	925	999	879	1,051	830
Insurance premiums and service revenue written and earned	$1,197	$1,117	$1,229	$1,103	$1,310	$1,087
5.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

Year ended December 31, ($ in millions)	2021	2020	2019
Gain on nonmarketable equity investments, net	$142	$99	$9
Income from equity-method investments	132	161	62
Late charges and other administrative fees	123	93	114
Remarketing fees	107	73	74
Other, net	182	139	146
Total other income, net of losses	$686	$565	$405

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
6.     Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows incurred claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)										December 31, 2021 ($ in millions)
	(unaudited supplementary information)										Total of incurred-but-not-reported liabilities plus expected development on reported claims (a)	Cumulative number of reported claims (a)
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$435	$430	$423	$423	$423	$422	$422	$421	$421	$421	$—	772,560
2013		376	365	370	370	369	368	368	368	368	—	672,279
2014			390	389	388	388	388	388	388	388	—	525,298
2015				274	271	272	272	272	272	272	—	342,280
2016					326	327	328	328	328	328	—	476,056
2017						310	314	315	315	315	—	481,742
2018							271	272	272	273	—	506,423
2019								303	306	305	—	541,936
2020									343	339	1	493,097
2021										243	24	471,444
Total										$3,252
(a)Claims are reported on a claimant basis. Claimant is defined as one vehicle for GAP products, one repair for VSCs and VMCs, one dealership for dealer inventory products, and per individual/coverage for run-off personal automotive products.
The following table shows cumulative paid claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)
	(unaudited supplementary information)
Accident year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$391	$412	$416	$418	$419	$421	$421	$421	$421	$421
2013		347	364	366	368	368	368	368	368	368
2014			369	388	388	388	388	388	388	388
2015				252	272	272	272	272	272	272
2016					302	327	328	328	328	328
2017						289	315	315	315	315
2018							245	273	273	273
2019								278	306	305
2020									313	339
2021										213
Total										$3,222
All outstanding liabilities for loss and allocated loss adjustment expenses before 2012, net of reinsurance										9
Reserves for insurance losses and allocated loss adjustment expenses, net of reinsurance										$39

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table shows the average annual percentage payout of incurred claims by age, net of reinsurance. The information presented is unaudited supplementary information.

Year	1	2	3	4	5	6	7	8	9
Percentage payout of incurred claims	92.5%	6.9%	0.3%	0.2%	—%	0.1%	—%	—%	—%
The following table shows a reconciliation of the disclosures of incurred and paid claims development to the reserves for insurance losses and loss adjustment expenses.

December 31, ($ in millions)	2021	2020	2019
Reserves for insurance losses and loss adjustment expenses, net of reinsurance	$39	$37	$32
Total reinsurance recoverable on unpaid claims	81	90	88
Unallocated loss adjustment expenses	2	2	2
Total gross reserves for insurance losses and loss adjustment expenses	$122	$129	$122
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2021	2020	2019
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$129	$122	$134
Less: Reinsurance recoverable	90	88	96
Net reserves for insurance losses and loss adjustment expenses at January 1,	39	34	38
Net insurance losses and loss adjustment expenses incurred related to:
Current year	259	360	321
Prior years (a)	2	3	—
Total net insurance losses and loss adjustment expenses incurred	261	363	321
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(229)	(328)	(295)
Prior years	(30)	(30)	(30)
Total net insurance losses and loss adjustment expenses paid or payable	(259)	(358)	(325)
Net reserves for insurance losses and loss adjustment expenses at December 31,	41	39	34
Plus: Reinsurance recoverable	81	90	88
Total gross reserves for insurance losses and loss adjustment expenses at December 31,	$122	$129	$122
(a)There have been no material adverse changes to the reserve for prior years.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
7.    Other Operating Expenses
Details of other operating expenses were as follows.

Year ended December 31, ($ in millions)	2021	2020	2019
Insurance commissions	$562	$517	$475
Technology and communications	345	314	311
Advertising and marketing	241	171	180
Lease and loan administration	222	203	172
Property and equipment depreciation	153	136	96
Professional services	146	118	126
Regulatory and licensing fees	75	96	115
Vehicle remarketing and repossession	74	73	105
Charitable contributions (a)	63	43	8
Occupancy	62	57	57
Non-income taxes	34	28	34
Amortization of intangible assets (b)	20	18	13
Other	209	270	194
Total other operating expenses	$2,206	$2,044	$1,886
(a)Includes contributions made to the Ally Charitable Foundation, a nonconsolidated entity.
(b)Refer to Note 1 and Note 13 for further information on our intangible assets.

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

	2021				2020
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
December 31, ($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,173	$2	$(20)	$2,155	$783	$20	$—	$803
U.S. States and political subdivisions	841	27	(4)	864	1,046	50	(1)	1,095
Foreign government	157	2	(2)	157	167	9	—	176
Agency mortgage-backed residential	19,044	219	(224)	19,039	18,053	538	(3)	18,588
Mortgage-backed residential	4,448	11	(34)	4,425	2,595	49	(4)	2,640
Agency mortgage-backed commercial	4,573	66	(113)	4,526	4,063	139	(13)	4,189
Asset-backed	536	1	(3)	534	420	5	—	425
Corporate debt	1,878	30	(21)	1,887	1,809	105	—	1,914
Total available-for-sale securities (a) (b) (c) (d) (e)	$33,650	$358	$(421)	$33,587	$28,936	$915	$(21)	$29,830
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,170	$48	$(14)	$1,204	$1,253	$79	$(1)	$1,331
Total held-to-maturity securities (e) (f)	$1,170	$48	$(14)	$1,204	$1,253	$79	$(1)	$1,331
(a)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $13 million at both December 31, 2021, and December 31, 2020.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 21 for additional information.
(c)Available-for-sale securities with a fair value of $203 million and $145 million at December 31, 2021, and December 31, 2020, respectively, were pledged for purposes as required by contractual obligation or law. Under these agreements, we granted the counterparty the right to sell or pledge the underlying investment securities.
(d)Totals do not include accrued interest receivable, which was $84 million and $90 million at December 31, 2021, and December 31, 2020, respectively. Accrued interest receivable is included in other assets on our Consolidated Balance Sheet.
(e)There was no allowance for credit losses recorded at December 31, 2021, or December 31, 2020, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(f)Totals do not include accrued interest receivable, which was $3 million at both December 31, 2021, and December 31, 2020. Accrued interest receivable is included in other assets on our Consolidated Balance Sheet.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
December 31, 2021
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,155	1.1%	$288	1.0%	$525	0.9%	$1,342	1.2%	$—	—%
U.S. States and political subdivisions	864	3.0	26	1.6	77	2.8	128	3.3	633	3.0
Foreign government	157	1.9	2	2.1	97	2.0	58	1.8	—	—
Agency mortgage-backed residential	19,039	2.5	—	—	—	—	26	2.0	19,013	2.5
Mortgage-backed residential	4,425	2.6	—	—	—	—	23	2.9	4,402	2.6
Agency mortgage-backed commercial	4,526	1.9	—	—	26	2.4	1,578	2.4	2,922	1.7
Asset-backed	534	1.9	—	—	350	2.0	175	1.5	9	3.4
Corporate debt	1,887	2.3	54	2.9	830	2.3	994	2.3	9	2.5
Total available-for-sale securities	$33,587	2.3	$370	1.3	$1,905	1.9	$4,324	2.0	$26,988	2.4
Amortized cost of available-for-sale securities	$33,650		$368		$1,893		$4,291		$27,098
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,170	2.8%	$—	—%	$—	—%	$—	—%	$1,170	2.8%
Total held-to-maturity securities	$1,170	2.8	$—	—	$—	—	$—	—	$1,170	2.8
December 31, 2020
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$803	1.2%	$13	0.1%	$708	1.1%	$82	1.7%	$—	—%
U.S. States and political subdivisions	1,095	3.0	49	1.4	103	2.3	228	2.7	715	3.3
Foreign government	176	2.1	9	1.7	86	2.3	81	1.9	—	—
Agency mortgage-backed residential	18,588	3.1	—	—	—	—	37	2.0	18,551	3.1
Mortgage-backed residential	2,640	3.1	—	—	—	—	36	2.9	2,604	3.1
Agency mortgage-backed commercial	4,189	1.9	—	—	—	—	1,628	2.3	2,561	1.7
Asset-backed	425	2.9	—	—	349	3.0	49	1.8	27	3.1
Corporate debt	1,914	2.7	155	2.7	625	2.9	1,077	2.6	57	2.1
Total available-for-sale securities	$29,830	2.8	$226	2.3	$1,871	2.2	$3,218	2.4	$24,515	3.0
Amortized cost of available-for-sale securities	$28,936		$224		$1,808		$3,022		$23,882
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,253	3.0%	$—	—%	$—	—%	$—	—%	$1,253	3.0%
Total held-to-maturity securities	$1,253	3.0	$—	—	$—	—	$—	—	$1,253	3.0
(a)Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.
The balances of cash equivalents were $40 million and $25 million at December 31, 2021, and December 31, 2020, respectively, and were composed primarily of money-market funds and short-term securities, including U.S. Treasury bills.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents interest and dividends on investment securities.

Year ended December 31, ($ in millions)	2021	2020	2019
Taxable interest	$533	$654	$858
Taxable dividends	27	21	14
Interest and dividends exempt from U.S. federal income tax	19	17	15
Interest and dividends on investment securities	$579	$692	$887
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

Year ended December 31, ($ in millions)	2021	2020	2019
Available-for-sale securities
Gross realized gains	$102	$173	$82
Gross realized losses (a)	—	(2)	(4)
Net realized gains on available-for-sale securities	102	171	78
Net realized gain on equity securities	190	107	73
Net unrealized (loss) gain on equity securities	(7)	29	92
Other gain on investments, net	$285	$307	$243
(a)Certain available-for-sale securities were sold at a loss during the years ended December 31, 2020, and 2019, as a result of identifiable market or credit events, or a loss was realized based on corporate actions outside of our control (such as a call by the issuer). Any such sales were made in accordance with our risk-management policies and practices.
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of December 31, 2021, and December 31, 2020. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch. They represent a composite of the ratings or, where credit ratings cannot be sourced from the agencies, are presented based on the asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of December 31, 2021, and December 31, 2020. We have not recorded any interest income reversals on our held-to-maturity securities during the years ended December 31, 2021, or 2020.

	2021		2020
December 31, ($ in millions)	AA	Total (a)	AA	Total (a)
Debt securities
Agency mortgage-backed residential	$1,170	$1,170	$1,253	$1,253
Total held-to-maturity securities	$1,170	$1,170	$1,253	$1,253
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1. As of December 31, 2021, and December 31, 2020, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. We have not recorded any interest income reversals on our available-for-sale securities during the years ended December 31, 2021, or 2020.

	2021				2020
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
December 31, ($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,682	$(20)	$—	$—	$3	$—	$—	$—
U.S. States and political subdivisions	160	(3)	31	(1)	83	(1)	—	—
Foreign government	76	(2)	7	—	7	—	—	—
Agency mortgage-backed residential	12,244	(223)	38	(1)	1,225	(3)	—	—
Mortgage-backed residential	3,243	(34)	22	—	316	(4)	—	—
Agency mortgage-backed commercial	2,553	(70)	749	(43)	926	(13)	—	—
Asset-backed	360	(3)	—	—	11	—	—	—
Corporate debt	970	(18)	49	(3)	59	—	5	—
Total available-for-sale securities	$21,288	$(373)	$896	$(48)	$2,630	$(21)	$5	$—
During the years ended December 31, 2021, and 2020, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at December 31, 2021, or December 31, 2020.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
9.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

December 31, ($ in millions)	2021	2020
Consumer automotive (a)	$78,252	$73,668
Consumer mortgage
Mortgage Finance (b)	17,644	14,632
Mortgage — Legacy (c)	368	495
Total consumer mortgage	18,012	15,127
Consumer other
Personal Lending (d)	1,009	407
Credit Card (e)	953	—
Total consumer other	1,962	407
Total consumer	98,226	89,202
Commercial
Commercial and industrial
Automotive	12,229	19,082
Other	6,874	5,242
Commercial real estate	4,939	5,008
Total commercial	24,042	29,332
Total finance receivables and loans (f) (g)	$122,268	$118,534
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 21 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $5 million and $8 million at December 31, 2021, and December 31, 2020, respectively. All of these loans have exited the interest-only period.
(c)Includes loans originated as interest-only mortgage loans of $21 million and $30 million at December 31, 2021, and December 31, 2020, respectively, of which all have exited the interest-only period.
(d)Includes $7 million and $8 million of finance receivables at December 31, 2021, and December 31, 2020, respectively, for which we have elected the fair value option.
(e)Refer to Note 2 for information regarding our acquisition of Fair Square.
(f)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.3 billion and $2.0 billion at December 31, 2021, and December 31, 2020, respectively.
(g)With the exception of credit card loans, totals do not include accrued interest receivable, which was $514 million and $587 million at December 31, 2021, and December 31, 2020, respectively. Accrued interest receivable is included in other assets on our Consolidated Balance Sheet. Billed interest on our credit card loans is included within finance receivables and loans, net.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the years ended December 31, 2021, and December 31, 2020.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2021	$2,902	$33	$73	$275	$3,283
Charge-offs (b)	(923)	(6)	(30)	(22)	(981)
Recoveries	686	13	2	11	712
Net charge-offs	(237)	7	(28)	(11)	(269)
Provision for credit losses (c)	104	(14)	163	(12)	241
Other (d)	—	1	13	(2)	12
Allowance at December 31, 2021	$2,769	$27	$221	$250	$3,267
(a)Excludes $7 million and $8 million of finance receivables at December 31, 2021, and December 31, 2020, respectively, for which we have elected the fair value option and incorporate no allowance for loan losses.
(b)Refer to Note 1 for information regarding our charge-off policies.
(c)Consumer other includes $97 million of provision for credit losses recorded to establish an initial reserve on loans acquired in the Fair Square acquisition.
(d)Consumer other includes $12 million of allowance for credit losses recognized on PCD loans acquired in the Fair Square acquisition. Refer to Note 2 for additional details.

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
(b)Refer to Note 1 for information regarding our charge-off policies.
The following table presents information about significant sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale based on net carrying value.

Year ended December 31, ($ in millions)	2021	2020
Consumer mortgage	$414	$464
Total sales and transfers	$414	$464
The following table presents information about significant purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

Year ended December 31, ($ in millions)	2021	2020
Consumer automotive	$2,506	$2,355
Consumer mortgage	3,853	4,230
Consumer other (a)	882	—
Commercial	6	5
Total purchases of finance receivables and loans (a)	$7,247	$6,590
(a)During the year ended December 31, 2021, we obtained $882 million of finance receivables and loans from our acquisition of Fair Square. For additional information on our acquisition, refer to Note 2.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Nonaccrual Loans
The following tables present the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of December 31, 2021, and December 31, 2020.

		December 31, 2021
($ in millions)	Nonaccrual status at Jan. 1, 2021	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,256	$1,078	$423
Consumer mortgage
Mortgage Finance	67	59	39
Mortgage — Legacy	35	26	23
Total consumer mortgage	102	85	62
Consumer other
Personal Lending	3	5	—
Credit Card	—	11	—
Total consumer other	3	16	—
Total consumer	1,361	1,179	485
Commercial
Commercial and industrial
Automotive	40	33	32
Other	116	221	48
Commercial real estate	5	3	3
Total commercial	161	257	83
Total finance receivables and loans	$1,522	$1,436	$568
(a)Represents a component of nonaccrual status at end of period.

		December 31, 2020
($ in millions)	Nonaccrual status at Jan. 1, 2020	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$762	$1,256	$604
Consumer mortgage
Mortgage Finance	17	67	18
Mortgage — Legacy	40	35	28
Total consumer mortgage	57	102	46
Consumer other	2	3	—
Total consumer	821	1,361	650
Commercial
Commercial and industrial
Automotive	73	40	10
Other	138	116	41
Commercial real estate	4	5	5
Total commercial	215	161	56
Total finance receivables and loans	$1,036	$1,522	$706
(a)Represents a component of nonaccrual status at end of period.
We recorded interest income from cash payments associated with finance receivables and loans in nonaccrual status of $13 million for the year ended December 31, 2021, compared to $8 million for the year ended December 31, 2020.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Credit Quality Indicators
We evaluate the credit quality of our consumer loan portfolio based on the aging status of the loan and by payment activity. Loan delinquency reporting is generally based upon borrower payment activity, relative to the contractual terms of the loan. During the year ended December 31, 2020, we offered broad-based deferral programs in response to the COVID-19 pandemic. In accordance with regulatory guidance, if borrowers were less than 30 days past due on their loans and enter into loan modifications offered as a result of COVID-19, their loans generally continued to be considered performing loans and continued to accrue interest during the period of the loan modification. For borrowers who were 30 days or more past due when entering into loan modifications offered as a result of COVID-19, we evaluated the loan modifications under our existing troubled debt restructuring framework, and where such a loan modification would result in a concession to a borrower experiencing financial difficulty, the loan was accounted for as a TDR and generally did not accrue interest.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following tables present the amortized cost basis of our consumer finance receivables and loans by credit quality indicator based on delinquency status at December 31, 2021, December 31, 2020, and origination year.

	Origination year							Revolving loans converted to term
December 31, 2021 ($ in millions)	2021	2020	2019	2018	2017	2016 and prior	Revolving loans		Total
Consumer automotive
Current	$35,222	$17,218	$11,512	$6,692	$3,403	$1,911	$—	$—	$75,958
30–59 days past due	424	353	334	226	139	101	—	—	1,577
60–89 days past due	115	114	108	70	41	28	—	—	476
90 or more days past due	41	51	56	40	27	26	—	—	241
Total consumer automotive	35,802	17,736	12,010	7,028	3,610	2,066	—	—	78,252
Consumer mortgage
Mortgage Finance
Current	10,169	2,212	977	744	1,041	2,363	—	—	17,506
30–59 days past due	50	3	3	7	2	12	—	—	77
60–89 days past due	8	—	1	—	—	5	—	—	14
90 or more days past due	—	—	5	16	7	19	—	—	47
Total Mortgage Finance	10,227	2,215	986	767	1,050	2,399	—	—	17,644
Mortgage — Legacy
Current	—	—	—	—	—	79	238	23	340
30–59 days past due	—	—	—	—	—	2	1	—	3
60–89 days past due	—	—	—	—	—	1	—	1	2
90 or more days past due	—	—	—	—	—	15	5	3	23
Total Mortgage — Legacy	—	—	—	—	—	97	244	27	368
Total consumer mortgage	10,227	2,215	986	767	1,050	2,496	244	27	18,012
Consumer other
Personal Lending
Current	821	133	18	5	1	—	—	—	978
30–59 days past due	9	2	—	—	—	—	—	—	11
60–89 days past due	6	1	1	—	—	—	—	—	8
90 or more days past due	4	1	—	—	—	—	—	—	5
Total Personal Lending (a)	840	137	19	5	1	—	—	—	1,002
Credit Card
Current	—	—	—	—	—	—	932	—	932
30–59 days past due	—	—	—	—	—	—	6	—	6
60–89 days past due	—	—	—	—	—	—	5	—	5
90 or more days past due	—	—	—	—	—	—	10	—	10
Total Credit Card	—	—	—	—	—	—	953	—	953
Total consumer other	840	137	19	5	1	—	953	—	1,955
Total consumer	$46,869	$20,088	$13,015	$7,800	$4,661	$4,562	$1,197	$27	$98,219
(a)Excludes $7 million of finance receivables at December 31, 2021, for which we have elected the fair value option.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Origination year							Revolving loans converted to term
December 31, 2020 ($ in millions)	2020	2019	2018	2017	2016	2015 and prior	Revolving loans		Total
Consumer automotive
Current	$27,255	$19,204	$12,129	$7,060	$3,678	$1,766	$—	$—	$71,092
30–59 days past due	281	466	376	264	174	97	—	—	1,658
60–89 days past due	66	165	129	88	55	32	—	—	535
90 or more days past due	32	108	96	71	46	30	—	—	383
Total consumer automotive	27,634	19,943	12,730	7,483	3,953	1,925	—	—	73,668
Consumer mortgage
Mortgage Finance
Current	3,432	2,410	1,744	2,254	1,177	3,492	—	—	14,509
30–59 days past due	10	9	10	11	7	16	—	—	63
60–89 days past due	1	1	3	2	1	3	—	—	11
90 or more days past due	1	5	8	10	4	21	—	—	49
Total Mortgage Finance	3,444	2,425	1,765	2,277	1,189	3,532	—	—	14,632
Mortgage — Legacy
Current	—	—	—	—	—	121	303	36	460
30–59 days past due	—	—	—	—	—	4	2	—	6
60–89 days past due	—	—	—	—	—	2	—	—	2
90 or more days past due	—	—	—	—	—	20	5	2	27
Total Mortgage — Legacy	—	—	—	—	—	147	310	38	495
Total consumer mortgage	3,444	2,425	1,765	2,277	1,189	3,679	310	38	15,127
Consumer other
Current	306	53	13	4	1	—	—	—	377
30–59 days past due	9	3	1	—	—	—	—	—	13
60–89 days past due	4	1	—	1	—	—	—	—	6
90 or more days past due	2	1	—	—	—	—	—	—	3
Total consumer other (a)	321	58	14	5	1	—	—	—	399
Total consumer	$31,399	$22,426	$14,509	$9,765	$5,143	$5,604	$310	$38	$89,194
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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

	Origination year							Revolving loans converted to term
December 31, 2021 ($ in millions)	2021	2020	2019	2018	2017	2016 and prior	Revolving loans		Total
Commercial and industrial
Automotive
Pass	$347	$190	$112	$49	$23	$56	$10,741	$—	$11,518
Special mention	7	1	7	15	31	18	589	—	668
Substandard	—	1	—	1	—	—	41	—	43
Total automotive	354	192	119	65	54	74	11,371	—	12,229
Other
Pass	739	448	374	86	99	68	4,032	83	5,929
Special mention	15	169	96	21	10	122	93	17	543
Substandard	—	22	95	—	140	83	13	23	376
Doubtful	—	—	—	—	—	26	—	—	26
Total other	754	639	565	107	249	299	4,138	123	6,874
Commercial real estate
Pass	1,298	1,060	873	604	342	653	3	8	4,841
Special mention	13	5	29	7	18	19	—	—	91
Substandard	—	—	—	—	—	7	—	—	7
Total commercial real estate	1,311	1,065	902	611	360	679	3	8	4,939
Total commercial	$2,419	$1,896	$1,586	$783	$663	$1,052	$15,512	$131	$24,042

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Origination year							Revolving loans converted to term
December 31, 2020 ($ in millions)	2020	2019	2018	2017	2016	2015 and prior	Revolving loans		Total
Commercial and industrial
Automotive
Pass	$869	$220	$58	$91	$76	$34	$15,433	$—	$16,781
Special mention	48	23	59	52	9	18	2,013	—	2,222
Substandard	3	2	—	—	1	—	72	—	78
Doubtful	—	—	—	—	—	—	1	—	1
Total automotive	920	245	117	143	86	52	17,519	—	19,082
Other
Pass	536	622	244	210	81	69	2,142	76	3,980
Special mention	76	169	123	190	102	115	123	43	941
Substandard	33	26	—	108	—	77	21	20	285
Doubtful	—	—	—	6	—	27	2	1	36
Total other	645	817	367	514	183	288	2,288	140	5,242
Commercial real estate
Pass	1,108	928	799	580	651	512	—	2	4,580
Special mention	38	132	116	32	49	43	—	—	410
Substandard	—	—	—	3	6	7	—	—	16
Doubtful	—	—	—	—	2	—	—	—	2
Total commercial real estate	1,146	1,060	915	615	708	562	—	2	5,008
Total commercial	$2,711	$2,122	$1,399	$1,272	$977	$902	$19,807	$142	$29,332
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
December 31, 2021
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$12,229	$12,229
Other	—	—	1	1	6,873	6,874
Commercial real estate	—	—	—	—	4,939	4,939
Total commercial	$—	$—	$1	$1	$24,041	$24,042
December 31, 2020
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$19,082	$19,082
Other	—	—	—	—	5,242	5,242
Commercial real estate	—	—	2	2	5,006	5,008
Total commercial	$—	$—	$2	$2	$29,330	$29,332
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For consumer automotive loans, we may offer several types of assistance to aid our customers, including payment extensions and rewrites of the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions,

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at amortized cost were $2.4 billion, $2.2 billion, and $867 million at December 31, 2021, 2020, and 2019, respectively.
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
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $18 million, $14 million, and $17 million December 31, 2021, 2020, and 2019, respectively. Refer to Note 1 for additional information.
The following tables present information related to finance receivables and loans recorded at amortized cost modified in connection with a TDR during the period.

Year ended December 31, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
2021
Consumer automotive	77,991	$1,395	$1,371
Consumer mortgage
Mortgage Finance	38	22	22
Mortgage — Legacy	16	2	2
Total consumer mortgage	54	24	24
Consumer other
Personal Lending	—	—	—
Credit Card	113	—	—
Total consumer other	113	—	—
Total consumer	78,158	1,419	1,395
Commercial
Commercial and industrial
Automotive	1	2	2
Other	1	33	33
Commercial real estate	2	4	4
Total commercial	4	39	39
Total finance receivables and loans	78,162	$1,458	$1,434

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
2020
Consumer automotive	114,595	$1,908	$1,835
Consumer mortgage
Mortgage Finance	41	20	20
Mortgage — Legacy	74	9	9
Total consumer mortgage	115	29	29
Total consumer	114,710	1,937	1,864
Commercial
Commercial and industrial
Automotive	5	45	40
Other	3	81	61
Total commercial	8	126	101
Total consumer and commercial finance receivables and loans	114,718	$2,063	$1,965

Year ended December 31, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
2019
Consumer automotive	27,623	$476	$413
Consumer mortgage
Mortgage Finance	8	1	1
Mortgage — Legacy	61	8	8
Total consumer mortgage	69	9	9
Total consumer	27,692	485	422
Commercial
Commercial and industrial
Automotive	7	46	46
Other	3	82	46
Total commercial	10	128	92
Total consumer and commercial finance receivables and loans	27,702	$613	$514

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

Year ended December 31, ($ in millions)	Number of loans	Amortized cost	Charge-off amount
2021
Consumer automotive	9,295	$119	$61
Consumer mortgage
Mortgage Finance	1	—	—
Mortgage — Legacy	4	—	—
Total consumer mortgage	5	—	—
Total consumer finance receivables and loans	9,300	$119	$61
2020
Consumer automotive	10,070	$104	$71
Consumer mortgage
Mortgage Finance	1	—	—
Mortgage — Legacy	1	—	—
Total consumer finance receivables and loans	10,072	$104	$71
2019
Consumer automotive	7,215	$81	$52
Total consumer finance receivables and loans	7,215	$81	$52
Concentration Risk
Consumer
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.4% and 24.7% of our total consumer automotive and consumer mortgage outstanding finance receivables and loans at December 31, 2021, and December 31, 2020, respectively.
The following table shows the percentage of consumer automotive and consumer mortgage finance receivables and loans by state concentration based on amortized cost.

	2021 (a)		2020
December 31,	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.7%	39.6%	8.6%	34.3%
Texas	13.0	7.3	12.5	8.0
Florida	9.3	6.3	8.8	5.5
Pennsylvania	4.4	2.3	4.5	2.0
Georgia	4.0	3.0	3.9	3.1
North Carolina	4.1	1.6	4.1	2.3
Illinois	3.7	3.1	4.0	3.0
New York	3.3	2.1	3.2	3.4
New Jersey	3.0	2.5	2.9	2.2
Ohio	3.4	0.5	3.5	0.5
Other United States	43.1	31.7	44.0	35.7
Total consumer loans	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2021.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

December 31,	2021	2020
Florida	16.4%	13.3%
Texas	13.9	13.0
California	8.3	7.9
Michigan	5.8	7.7
North Carolina	5.8	5.5
New York	3.8	5.6
Ohio	3.4	1.3
Georgia	3.3	3.6
Utah	3.0	3.0
Illinois	2.9	2.8
Other United States	33.4	36.3
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

December 31,	2021	2020
Industry
Automotive	50.8%	67.7%
Chemicals	14.4	4.4
Services	11.0	5.8
Other	23.8	22.1
Total commercial criticized finance receivables and loans	100.0%	100.0%
10.    Leasing
Ally as the Lessee
We have operating leases for our corporate facilities, which have remaining lease terms of 7 months to 10 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend the leases for periods that range from 1 to 15 years. Some of those lease agreements also include options to terminate the leases in periods that range from approximately 5 to 6 years after the commencement of the leases. We have not included any of these term extensions or termination provisions in our estimates of the lease term, as we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.
During the years ended December 31, 2021, and December 31, 2020, we paid $51 million and $49 million in cash for amounts included in the measurement of lease liabilities at December 31, 2021, and December 31, 2020, respectively. These amounts are included in net cash provided by operating activities in the Consolidated Statement of Cash Flows. During the years ended December 31, 2021, and December 31, 2020, we obtained $361 million and $93 million, respectively, of ROU assets in exchange for new lease liabilities. For the year ended December 31, 2021, this balance included a new corporate facility in Charlotte, North Carolina, which we executed a purchase agreement on in July 2021, and reclassified the ROU asset to property and equipment and satisfied the finance lease liability. As of December 31, 2021, the weighted-average remaining lease term of our operating lease portfolio was 6 years, and the weighted-average discount rate was 1.96%, compared to 7 years and 2.21% as of December 31, 2020.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of December 31, 2021, and that have noncancelable lease terms expiring after December 31, 2021.

Year ended December 31, ($ in millions)
2022	$41
2023	32
2024	26
2025	21
2026	20
2027 and thereafter	46
Total undiscounted cash flows	186
Difference between undiscounted cash flows and discounted cash flows	(11)
Total lease liability	$175
In March 2021, we commenced the lease for a new corporate facility in Charlotte, North Carolina, which included an underlying purchase option. We provided notice of our intent to exercise the purchase option in April 2021, and executed on the purchase agreement in July 2021. Additionally, we agreed to lease a portion of this corporate facility in exchange for $13 million in future lease payments over a ten year lease term. During the year ended December 31, 2021, we recognized $1 million of income associated with this lease agreement.
The following table details the components of total net operating lease expense.

Year ended December 31, ($ in millions)	2021	2020	2019
Operating lease expense	$46	$46	$45
Variable lease expense	7	8	8
Total lease expense, net (a)	$53	$54	$53
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
When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Consolidated Statement of Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of December 31, 2021, and December 31, 2020, consumer operating leases with a carrying value, net of accumulated depreciation, of $165 million and $352 million, respectively, were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table details our investment in operating leases.

Year ended December 31, ($ in millions)	2021	2020
Vehicles	$12,384	$11,182
Accumulated depreciation	(1,522)	(1,543)
Investment in operating leases, net	$10,862	$9,639
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after December 31, 2021.

Year ended December 31, ($ in millions)
2022	$1,546
2023	1,140
2024	511
2025	116
2026	8
Total lease payments from operating leases	$3,321
We recognized operating lease revenue of $1.6 billion, $1.4 billion, and $1.5 billion for the years ended December 31, 2021, 2020, and 2019, respectively. Depreciation expense on operating lease assets includes net remarketing gains recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

Year ended December 31, ($ in millions)	2021	2020	2019
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$914	$978	$1,050
Remarketing gains, net	(344)	(127)	(69)
Net depreciation expense on operating lease assets	$570	$851	$981
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $16 million during the year ended December 31, 2021, $23 million during the year ended December 31, 2020, and $19 million during the year ended December 31, 2019.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Consolidated Balance Sheet was $470 million and $450 million as of December 31, 2021, and December 31, 2020, respectively. This includes lease payment receivables of $457 million and $437 million at December 31, 2021, and December 31, 2020, respectively, and unguaranteed residual assets of $13 million at both December 31, 2021, and December 31, 2020. Interest income on finance lease receivables was $27 million for the year ended December 31, 2021, and $24 million for the year ended December 31, 2020, and is included in interest and fees on finance receivables and loans in our Consolidated Statement of Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after December 31, 2021.

Year ended December 31, ($ in millions)
2022	$159
2023	133
2024	111
2025	58
2026	32
2027 and thereafter	13
Total undiscounted cash flows	506
Difference between undiscounted cash flows and discounted cash flows	(50)
Present value of lease payments recorded as lease receivable	$456

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
Other than our customary representation, warranty, and covenant provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the SPEs are held by third parties. Representation, warranty, and certain covenant provisions generally require us to repurchase assets or indemnify the investor or other party for incurred losses to the extent it is determined that the assets were ineligible or were otherwise defective at the time of sale, or otherwise not in compliance with the ongoing covenant obligations. We did not provide any noncontractual financial support to any of these entities during 2021 or 2019. However in 2020, we voluntarily provided cumulative support of less than $1 million to our commercial securitization entity. This entity was temporarily impacted by our COVID-19 deferral program provided to commercial automotive customers.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
There were no sales of financial assets into nonconsolidated VIEs for either the years ended December 31, 2021, 2020, or 2019. For additional information regarding our significant accounting policies for nonconsolidated VIEs, refer to the Variable Interest Entities and Securitizations section of Note 1.
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
The following table presents our involvement in consolidated and nonconsolidated VIEs in which we hold variable interests. We have excluded certain transactions with nonconsolidated entities from the balances presented in the table below, where our only continuing involvement relates to financial interests obtained through the ordinary course of business, primarily from lending and investing arrangements in our Corporate Finance operations. For additional detail related to the assets and liabilities of consolidated variable interest entities refer to the Consolidated Balance Sheet.

December 31, ($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
2021
On-balance sheet variable interest entities
Consumer automotive	$18,158	(b)	$1,162	(c)	$—	$—
Consumer other (d)	318		300		—	—
Off-balance sheet variable interest entities
Commercial other	1,814	(e)	726	(f)	—	2,416	(g)
Total	$20,290		$2,188		$—	$2,416
2020
On-balance sheet variable interest entities
Consumer automotive	$17,833	(b)	$3,103	(c)	$—	$—
Commercial automotive	6,276		1,152		—	—
Off-balance sheet variable interest entities
Commercial other	1,295	(e)	529	(f)	—	1,754	(g)
Total	$25,404		$4,784		$—	$1,754
(a)Asset values represent the current unpaid principal balance of outstanding consumer finance receivables and loans within the VIEs.
(b)Includes $11.0 billion and $9.9 billion of assets that were not encumbered by VIE beneficial interests held by third parties at December 31, 2021, and December 31, 2020, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $124 million and $94 million of liabilities that were not obligations to third-party beneficial interest holders at December 31, 2021, and December 31, 2020, respectively.
(d)Represents balances from our credit card business.
(e)Amounts are classified as other assets except for $8 million classified as equity securities at December 31, 2021.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Cash Flows with Off-Balance Sheet Securitization Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the years ended December 31, 2021, 2020, and 2019. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

Year ended December 31, ($ in millions)	2021	2020	2019
Consumer automotive
Cash flows received on retained interests in securitization entities	$—	$12	$23
Servicing fees	—	3	10
Cash disbursements for repurchases during the period	—	(2)	(2)
Consumer other (a)
Cash proceeds from transfers completed during the period	4	—	—
Total	$4	$13	$31
(a)Represents activity from our credit card business.
Delinquencies and Net Credit Losses
During the year ended December 31, 2021, we did not recognize any net credit losses from off-balance sheet securitizations where we have continuing involvement, compared to $2 million of net credit losses recognized from off-balance sheet securitizations where we have continuing involvement during the year ended December 31, 2020.
The following tables present quantitative information about delinquencies and net credit losses for off-balance sheet whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
December 31, ($ in millions)	2021	2020	2021	2020
Whole-loan sales (a)
Consumer other	$4	$—	$—	$—
Total	$4	$—	$—	$—
(a)Whole-loan sales are not part of a securitization transaction, but represent credit card pools of loans sold to third-party investors.
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
The following table summarizes information about our affordable housing investments.

Year ended December 31, ($ in millions)	2021	2020	2019
Affordable housing tax credits and other tax benefits (a)	$144	$109	$86
Tax credit amortization expense recognized as a component of income tax expense	118	90	72
(a)There were no impairment losses recognized during the years ended December 31, 2021, 2020, and 2019, resulting from the forfeiture or ineligibility of tax credits or other circumstances.
Our investment in qualified affordable housing projects was $1.4 billion and $1.1 billion at December 31, 2021, and December 31, 2020, respectively, and is included within other assets on our Consolidated Balance Sheet. Additionally, unfunded commitments to provide additional capital to investees in qualified affordable housing projects were $724 million and $525 million at December 31, 2021, and December 31, 2020, respectively, and are included within accrued expenses and other liabilities on our Consolidated Balance Sheet. Substantially all of the unfunded commitments at December 31, 2021, are expected to be paid out within the next five years.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
12.    Premiums Receivable and Other Insurance Assets
Premiums receivable and other insurance assets consisted of the following.

December 31, ($ in millions)	2021	2020
Prepaid reinsurance premiums	$549	$554
Reinsurance recoverable on unpaid losses	81	90
Reinsurance recoverable on paid losses	23	23
Premiums receivable	97	100
Deferred policy acquisition costs	1,974	1,912
Total premiums receivable and other insurance assets	$2,724	$2,679
13.    Other Assets
The components of other assets were as follows.

December 31, ($ in millions)	2021	2020
Property and equipment at cost (a)	$2,139	$1,541
Accumulated depreciation	(955)	(815)
Net property and equipment	1,184	726
Investment in qualified affordable housing projects	1,378	1,095
Nonmarketable equity investments	998	915
Goodwill	822	343
Accrued interest, fees, and rent receivables	600	704
Restricted cash held for securitization trusts (b)	516	875
Equity-method investments (c)	472	320
Net deferred tax assets	254	94
Operating lease right-of-use assets	148	162
Net intangible assets	129	50
Other accounts receivable	127	166
Restricted cash and cash equivalents (d)	92	78
Other assets	1,337	887
Total other assets	$8,057	$6,415
(a)Balance includes a new corporate facility purchased during the year ended December 31, 2021. Refer to Note 10 for additional information.
(b)Includes restricted cash collected from customer payments on securitized receivables, which are distributed by us to investors as payments on the related secured debt, and cash reserve deposits utilized as a form of credit enhancement for various securitization transactions.
(c)Primarily relates to investments made in connection with our CRA program.
(d)Primarily represents a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements.
The total carrying value of the nonmarketable equity investments held at December 31, 2021, and 2020, including cumulative unrealized gains and losses was as follows.

December 31, ($ in millions)	2021	2020
FHLB stock	$289	$276
FRB stock	449	449
Equity securities without a readily determinable fair value
Cost basis	89	87
Adjustments
Upward adjustments	183	115
Downward adjustments (including impairment)	(12)	(12)
Carrying amount, equity securities without a readily determinable fair value	260	190
Nonmarketable equity investments	$998	$915

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
During the years ended December 31, 2021, and 2020, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of December 31, 2021, and 2020, were as follows.

Year ended December 31, ($ in millions)	2021	2020
Upward adjustments	$88	$105
Downward adjustments (including impairment) (a)	(1)	(6)
(a) No impairment on FHLB and FRB stock was recognized during both the years ended December 31, 2021, and 2020.
Total gain on nonmarketable equity investments, net, which includes both realized and unrealized gains and losses was $142 million and $99 million at December 31, 2021, and December 31, 2020, respectively.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2019	$20	$27	$346	$393
Impairment losses	—	—	(50)	(50)
Goodwill at December 31, 2020	$20	$27	$296	$343
Goodwill acquired	—	—	479	479
Goodwill at December 31, 2021	$20	$27	$775	$822
(a)Includes $479 million of goodwill associated with Fair Square at December 31, 2021, $153 million of goodwill associated with Ally Lending at both December 31, 2021, and December 31, 2020, and $143 million of goodwill associated with Ally Invest at both December 31, 2021, and December 31, 2020.
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
The net carrying value of intangible assets by class was as follows.

	2021 (a)			2020
December 31, ($ in millions)	Gross intangible assets	Accumulated amortization	Net carrying value	Gross intangible assets	Accumulated amortization	Net carrying value
Technology	$83	$(9)	$74	$12	$(6)	$6
Customer lists	58	(42)	16	58	(31)	27
Purchased credit card relationships	25	—	25	—	—	—
Trademarks	2	—	2	—	—	—
Other	39	(27)	12	39	(22)	17
Total intangible assets	$207	$(78)	$129	$109	$(59)	$50
(a)We expect to recognize amortization expense of $31 million in 2022, $25 million in 2023, $18 million in 2024, $14 million in 2025, and $14 million in 2026.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
14.    Deposit Liabilities
Deposit liabilities consisted of the following.

December 31, ($ in millions)	2021	2020
Noninterest-bearing deposits	$150	$128
Interest-bearing deposits
Savings, money market, and checking accounts	102,455	83,698
Certificates of deposit	38,953	53,210
Total deposit liabilities	$141,558	$137,036
At December 31, 2021, and December 31, 2020, certificates of deposit included $7.2 billion and $8.6 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.
The following table presents the scheduled maturity of total certificates of deposit at December 31, 2021.

($ in millions)
Due in 2022	$31,955
Due in 2023	4,387
Due in 2024	1,642
Due in 2025	596
Due in 2026	373
Total certificates of deposit (a)	$38,953
(a)Includes $5.1 billion of certificates of deposit that are estimated to be uninsured. In some instances, certificates of deposits in excess of federal insurance limits may be insured based upon the number of account owners, beneficiaries, and accounts held.
15.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	2021			2020
December 31, ($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Demand notes (b)	$—	$—	$—	$2,136	$—	$2,136
Total short-term borrowings	$—	$—	$—	$2,136	$—	$2,136
Weighted average interest rate (c)			—%			0.3%
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
(b)On March 1, 2021, we terminated the offering of our demand notes program, and redeemed in full all outstanding demand notes.
(c)Based on the debt outstanding and the interest rate at December 31 of each year.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Long-Term Debt
The following tables present the composition of our long-term debt portfolio.

December 31, ($ in millions)	Amount	Interest rate	Weighted average stated interest rate (a)	Due date range
2021
Unsecured debt
Fixed rate (b)	$9,297
Hedge basis adjustments (c)	113
Total unsecured debt	9,410	0.60–8.00%	4.87%	2022–2031
Secured debt
Fixed rate	7,502
Variable rate (d)	120
Hedge basis adjustment (c)	(3)
Total secured debt (e) (f)	7,619	0.72–6.86%	2.14%	2022–2025
Total long-term debt	$17,029
2020
Unsecured debt
Fixed rate (b)	$9,251
Trust preferred securities (g)	2,578
Hedge basis adjustments (c)	185
Total unsecured debt	12,014	0.70–8.00%	5.23%	2021–2040
Secured debt
Fixed rate	9,909
Variable rate (d)	99
Hedge basis adjustment (c)	(16)
Total secured debt (e) (f) (h)	9,992	1.45–3.70%	2.51%	2021–2024
Total long-term debt	$22,006
(a)Based on the debt outstanding and the interest rate at December 31 of each year excluding any impacts of interest rate hedges.
(b)Includes subordinated debt of $1.0 billion at both December 31, 2021, and 2020.
(c)Represents the basis adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 21 for additional information.
(d)Represents long-term debt that does not have a stated interest rate.
(e)Includes $1.3 billion and $4.2 billion of VIE secured debt at December 31, 2021, and 2020, respectively.
(f)Includes advances from the FHLB of Pittsburgh of $6.3 billion and $5.8 billion at December 31, 2021, and 2020, respectively.
(g)Refer to the section below titled Trust Preferred Securities for further information.
(h)During the year ended December 31, 2020, we recognized a loss of $99 million on the extinguishment of debt as we elected to prepay and early terminate certain FHLB advances to more cost-effectively manage liquidity at Ally Bank.

	2021			2020
December 31, ($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$1,028	$4,841	$5,869	$647	$4,438	$5,085
Due after one year	8,382	2,778	11,160	11,367	5,554	16,921
Total long-term debt	$9,410	$7,619	$17,029	$12,014	$9,992	$22,006
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 21 for additional information.
To achieve the desired balance between fixed- and variable-rate debt, we may utilize interest rate swap agreements. The use of these derivative financial instruments had the effect of converting $2.5 billion of our fixed-rate debt into variable-rate obligations at December 31, 2020. We did not have any derivative financial instruments that synthetically converted fixed-rate debt into variable-rate obligations or variable-rate debt into fixed-rate obligations at December 31, 2021.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents the scheduled remaining maturity of long-term debt at December 31, 2021, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2022	2023	2024	2025	2026	2027 and thereafter	Total
Unsecured
Long-term debt	$1,081	$2,082	$1,481	$2,355	$27	$3,307	$10,333
Original issue discount	(53)	(58)	(65)	(71)	(79)	(597)	(923)
Total unsecured	1,028	2,024	1,416	2,284	(52)	2,710	9,410
Secured
Long-term debt	4,841	1,482	1,263	23	—	10	7,619
Total long-term debt	$5,869	$3,506	$2,679	$2,307	$(52)	$2,720	$17,029
The following summarizes assets restricted as collateral for the payment of the related debt obligation, primarily arising from securitization transactions accounted for as secured borrowings.

	2021		2020
December 31, ($ in millions)	Total (a)	Ally Bank	Total (a)	Ally Bank
Consumer mortgage finance receivables	$17,941	$17,941	$14,979	$14,979
Consumer automotive finance receivables	9,122	9,122	9,953	9,510
Credit card receivables	347	347	—	—
Commercial finance receivables	10	10	10,866	10,866
Total assets restricted as collateral (b) (c)	$27,420	$27,420	$35,798	$35,355
Secured debt	$7,619	$7,619	$9,992	$9,634
(a)Ally Bank is a component of the total column.
(b)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $18.0 billion and $20.0 billion at December 31, 2021, and December 31, 2020, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $2.4 billion at both December 31, 2021, and December 31, 2020. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(c)Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Consolidated Balance Sheet. Refer to Note 13 for additional information.
Trust Preferred Securities
We had approximately $2.6 billion in aggregate liquidation preference of Series 2 TRUPS outstanding at December 31, 2020. Each Series 2 TRUPS security had a liquidation amount of $25. Distributions were cumulative and payable until redemption at the applicable coupon rate. Distributions were payable at an annual rate equal to three-month LIBOR plus 5.785% payable quarterly in arrears. Ally had the right to defer payments of interest for a period not exceeding 20 consecutive quarters. The Series 2 TRUPS had no stated maturity date, but were required to be redeemed upon the redemption or maturity of the related debentures (Debentures), which were to mature on February 15, 2040. Ally at any time could redeem, in part or in whole, the Series 2 TRUPS at a redemption price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest through the date of redemption. The Series 2 TRUPS were generally nonvoting, other than with respect to certain limited matters. During any period in which any Series 2 TRUPS remained outstanding but in which distributions on the Series 2 TRUPS had not been fully paid, none of Ally or its subsidiaries were permitted to (i) declare or pay dividends on, make any distributions with respect to, or redeem, purchase, acquire or otherwise make a liquidation payment with respect to, any of Ally’s capital stock or make any guarantee payment with respect thereto; or (ii) make any payments of principal, interest, or premium on, or repay, repurchase or redeem, any debt securities or guarantees that rank on a parity with or junior in interest to the Debentures with certain specified exceptions in each case. The Series 2 TRUPS were issued prior to October 4, 2010, under the Emergency Economic Stabilization Act of 2008 and were not subject to phase-out from additional Tier 1 capital into Tier 2 capital.
On April 22, 2021, we issued $1.35 billion of preferred stock, Series B, and used the proceeds to redeem $1.4 billion, or 56,000,000 shares of the Series 2 TRUPS outstanding, effective May 24, 2021. On June 2, 2021, we issued $1.0 billion of preferred stock, Series C, and used the proceeds to redeem an additional $1.04 billion, or 41,600,000 shares of the Series 2 TRUPS outstanding, effective July 2, 2021. On September 15, 2021, we announced our intent to redeem the remaining $191 million or 7,650,000 shares of the Series 2 TRUPS outstanding. The redemption was effectuated on October 15, 2021. At December 31, 2021, we had no Series 2 TRUPS outstanding.

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
Committed Secured Credit Facilities

	Outstanding		Unused capacity (a)		Total capacity
December 31, ($ in millions)	2021	2020	2021	2020	2021	2020
Parent funding
Secured	$—	$—	$—	$560	$—	$560
Total committed secured credit facilities	$—	$—	$—	$560	$—	$560
(a)Funding from committed secured credit facilities is available on request in the event excess collateral resides in certain facilities or the extent incremental collateral is available and contributed to the facilities.
16.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

December 31, ($ in millions)	2021	2020
Unfunded commitments for investment in qualified affordable housing projects	$724	$525
Accounts payable	584	602
Employee compensation and benefits	512	316
Deferred revenue	176	104
Operating lease liabilities	175	187
Reserves for insurance losses and loss adjustment expenses	122	129
Fair value of derivative contracts in payable position (a)	62	33
Net deferred tax liabilities	10	92
Cash collateral received from counterparties	5	6
Other liabilities	383	440
Total accrued expenses and other liabilities	$2,753	$2,434
(a)For additional information on derivative instruments and hedging activities, refer to Note 21.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
17.    Equity
Common Stock
The following table presents changes in the number of shares issued and outstanding.

(shares in thousands) (a)	2021	2020	2019
Common stock
Total issued at January 1,	501,237	496,958	492,797
New issuances
Employee benefits and compensation plans	3,284	4,279	4,160
Total issued at December 31,	504,522	501,237	496,958
Treasury balance at January 1,	(126,563)	(122,626)	(87,898)
Repurchase of common stock (b)	(40,018)	(3,937)	(34,728)
Total treasury stock at December 31,	(166,581)	(126,563)	(122,626)
Total outstanding at December 31,	337,941	374,674	374,332
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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

December 31, 2021
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
18.    Accumulated Other Comprehensive (Loss) Income
The following table presents changes, net of tax, in each component of accumulated other comprehensive (loss) income.

($ in millions)	Unrealized (losses) gains on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive (loss) income
Balance at December 31, 2018	$(481)	$18	$19	$(95)	$(539)
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2017-08	8	—	—	—	8
Balance at January 1, 2019	(473)	18	19	(95)	(531)
Net change	681	1	(17)	(11)	654
Balance at December 31, 2019	208	19	2	(106)	123
Net change	432	—	80	(4)	508
Balance at December 31, 2020	640	19	82	(110)	631
Net change (c)	(735)	—	(47)	(7)	(789)
Balance at December 31, 2021	$(95)	$19	$35	$(117)	$(158)
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.
(b)For additional information on derivative instruments and hedging activities, refer to Note 21.
(c)Includes activity related to our defined benefit plans based on valuations reflecting our current intention to terminate our qualified defined benefit plan in the future. Upon termination and settlement, the unrealized loss and associated tax effects related to our qualified defined benefit pension plan recorded in accumulated other comprehensive income would be recognized in our Consolidated Statement of Income.
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive (loss) income.

Year ended December 31, 2021 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(859)		$203		$(656)
Less: Net realized gains reclassified to income from continuing operations	102	(a)	(23)	(b)	79
Net change	(961)		226		(735)
Cash flow hedges (c)
Less: Net realized gains reclassified to income from continuing operations	61	(d)	(14)	(b)	47
Defined benefit pension plans
Net unrealized losses arising during the period (e)	(11)		3		(8)
Less: Net realized losses reclassified to income from continuing operations	(1)		—	(b)	(1)
Net change	(10)		3		(7)
Other comprehensive loss	$(1,032)		$243		$(789)
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
(e)Includes activity related to our defined benefit plans based on valuations reflecting our current intention to terminate our qualified defined benefit plan in the future. Upon termination and settlement, the unrealized loss and associated tax effects related to our qualified defined benefit pension plan recorded in accumulated other comprehensive income would be recognized in our Consolidated Statement of Income.

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
(b)Includes amounts reclassified to income tax expense from continuing operations in our Consolidated Statement of Income.
(c)For additional information on derivative instruments and hedging activities, refer to Note 21.
(d)Includes gains reclassified to interest and fees on finance receivables and loans in our Consolidated Statement of Income.

Year ended December 31, 2019 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$968		$(227)		$741
Less: Net realized gains reclassified to income from continuing operations	78	(a)	(18)	(b)	60
Net change	890		(209)		681
Translation adjustments
Net unrealized gains arising during the period	7		(2)		5
Net investment hedges (c)
Net unrealized loss arising during the period	(6)		2		(4)
Cash flow hedges (c)
Net unrealized losses arising during the period	(11)		4		(7)
Less: Net realized gains reclassified to income from continuing operations	12	(d)	(2)		10
Net change	(23)		6		(17)
Defined benefit pension plans
Net unrealized losses arising during the period	(14)		3		(11)
Other comprehensive income	$854		$(200)		$654
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
19.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

Year ended December 31, ($ in millions, except per share data; shares in thousands) (a)	2021	2020	2019
Net income from continuing operations	$3,065	$1,086	$1,721
Preferred stock dividends — Series B	(36)	—	—
Preferred stock dividends — Series C	(21)	—	—
Net income from continuing operations attributable to common stockholders	$3,008	$1,086	$1,721
Loss from discontinued operations, net of tax	(5)	(1)	(6)
Net income attributable to common stockholders	$3,003	$1,085	$1,715
Basic weighted-average common shares outstanding (b)	362,583	375,629	393,234
Diluted weighted-average common shares outstanding (b) (c)	365,180	377,101	395,395
Basic earnings per common share
Net income from continuing operations	$8.30	$2.89	$4.38
Loss from discontinued operations, net of tax	(0.01)	—	(0.02)
Net income	$8.28	$2.89	$4.36
Diluted earnings per common share
Net income from continuing operations	$8.24	$2.88	$4.35
Loss from discontinued operations, net of tax	(0.01)	—	(0.02)
Net income	$8.22	$2.88	$4.34
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.
(c)During the year ended December 31, 2020, there were 0.8 million in shares underlying share-based awards excluded because their inclusion would have been antidilutive. There were no antidilutive shares during the years ended December 31, 2021, and 2019.
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
Under the tailoring framework, Ally is a Category IV firm and, as such, is (1) subject to supervisory stress testing on a two-year cycle, (2) required to submit an annual capital plan to the FRB, (3) allowed to exclude accumulated other comprehensive income from regulatory capital, (4) required to maintain a buffer of unencumbered highly liquid assets to meet projected net stressed cash outflows over a 30-day planning horizon, (5) required to conduct liquidity stress tests on a quarterly basis, (6) allowed to engage in more tailored liquidity risk management, including monthly rather than weekly calculations of collateral positions, the elimination of limits for activities that are not relevant to the firm, and fewer required elements of monitoring of intraday liquidity exposures, (7) exempted from company-run capital stress testing requirements, (8) exempted from the requirements of the LCR and the net stable funding ratio provided that our average wSTWF continues to remain under $50 billion, and (9) exempted from the requirements of the supplementary leverage ratio, the countercyclical capital buffer, and single-counterparty credit limits.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements or the results of operations and financial condition of Ally and Ally Bank. Under capital adequacy guidelines and the regulatory framework for PCA, Ally and Ally Bank must meet specific capital guidelines that involve quantitative measures of capital, assets, and certain off-balance-sheet items. These measures and related classifications, which are used in the calculation of our risk-based and leverage capital ratios and those of Ally Bank, are also subject to qualitative judgments by the regulators about the components of capital, the risk weightings of assets and other exposures, and other factors. The FRB also uses these ratios and guidelines as part of the capital planning and stress testing processes. In addition, in order for Ally to maintain its status as an FHC, Ally and its bank subsidiary, Ally Bank, must remain well capitalized and well managed, as defined under applicable laws. The well-capitalized standard for insured depository institutions, such as Ally Bank, reflects the capital requirements under U.S. Basel III.
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. In addition to these minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which for Ally was 3.5% and for Ally Bank was 2.5% as of December 31, 2021, as further described in the next paragraph. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%.
In March 2020, the FRB issued a final rule to more closely align forward-looking stress testing results with the FRB’s non-stress regulatory capital requirements for BHCs with $100 billion or more in total consolidated assets and other specified companies. The final rule introduced a stress capital buffer requirement based on firm-specific stress test performance and planned dividends, which for Ally replaced the fixed 2.5% component of the capital conservation buffer requirement. The final rule also made several changes to the CCAR process, such as eliminating the CCAR quantitative objection, narrowing the set of planned capital actions assumed to occur in the stress scenario, assuming that a firm maintains a constant level of assets over the planning horizon, eliminating the 30% dividend payout ratio as a criterion for heightened scrutiny of a firm’s capital plan, and allowing a firm to make capital distributions in excess of those included in its capital plan if the firm is otherwise in compliance with the automatic distribution limits of the capital framework. Under the final rule, Ally’s stress capital buffer requirement is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. For a Category IV firm like Ally, the capital conservation buffer requirement comprises the stress capital buffer requirement. The capital conservation buffer requirement applicable to Ally’s depository-institution subsidiary, Ally Bank, continues to be a fixed 2.5%. Ally received its first preliminary stress capital buffer requirement from the FRB in June 2020, which was determined under this new methodology to be 3.5%, was finalized in August 2020, and became effective in October 2020. In June 2020, the FRB also announced its determination that changes in financial markets or the macroeconomic outlook could have a material effect on the risk profiles and financial conditions of firms subject to the capital-plan rule and that, as a result, the firms (including Ally) would be required to resubmit capital plans to the FRB within 45 days after receiving updated stress scenarios from the FRB. On June 24, 2021, we received notification from the FRB that our stress capital buffer requirement would not be recalculated in connection with the second round of 2020 supervisory stress testing. Refer to the later section titled Capital Planning and Stress Tests for more information.
Under applicable capital rules, the maximum amount of capital distributions and discretionary bonus payments that can be made by a banking organization, such as Ally or Ally Bank, is a function of its eligible retained income. During the COVID-19 pandemic, the FRB and other U.S. banking agencies expressed a concern that the definition of eligible retained income would not limit distributions in the gradual manner intended but instead could do so in a sudden and severe manner even if a banking organization were to experience only a modest reduction in its capital ratios. As a result, to better allow a banking organization to use its capital buffer as intended and continue lending in adverse conditions, the U.S. banking agencies issued an interim final rule that became effective in March 2020, and revised the definition of eligible retained income to the greater of (1) a banking organization’s net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (2) the average of a banking organization’s net income over the preceding four quarters. This interim final rule was adopted as final with no changes effective January 1, 2021.

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
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. While BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. In addition, under FDICIA, only well-capitalized and, with a waiver from the FDIC, adequately capitalized institutions may accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. At December 31, 2021, Ally Bank was well capitalized under the PCA framework.
The following table summarizes our capital ratios under U.S. Basel III.

	December 31, 2021		December 31, 2020		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,143	10.34%	$14,878	10.64%	4.50%	(b)
Ally Bank	17,253	12.39	17,567	13.38	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,403	11.89%	$17,289	12.37%	6.00%	6.00%
Ally Bank	17,253	12.39	17,567	13.38	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$19,724	13.47%	$19,778	14.15%	8.00%	10.00%
Ally Bank	18,995	13.64	19,210	14.63	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$17,403	9.67%	$17,289	9.41%	4.00%	(b)
Ally Bank	17,253	10.12	17,567	10.12	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally was required to maintain a minimum capital conservation buffer of 3.5% at both December 31, 2021, and December 31, 2020, and Ally Bank was required to maintain a minimum capital conservation buffer of 2.5% at both December 31, 2021, and December 31, 2020.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued an interim final rule that became effective for the first quarter of 2020 and that provided BHCs and banks with an alternative option to temporarily delay an estimate of the impact of CECL, relative to the incurred loss methodology for estimating the allowance for loan losses, on regulatory capital. The interim final rule was clarified and adjusted in a final rule that became effective in September 2020. We elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we are required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we deferred and began phasing in on January 1, 2022, is generally calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of December 31, 2021, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $1.2 billion.
In December 2017, the Basel Committee approved revisions to the global Basel III capital framework (commonly known as the Basel III endgame or as Basel IV), many of which—if adopted in the United States—could heighten regulatory capital standards. In March 2020, to better allow banking organizations to focus their resources on navigating the COVID-19 pandemic, the implementation date of these revisions was delayed by the Basel Committee from January 1, 2022, to January 1, 2023. At this time, how the revisions will be harmonized and finalized in the United States is not clear or predictable, and we continue to evaluate the impacts that these revisions may have on us.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
At both December 31, 2021, and December 31, 2020, Ally and Ally Bank were “well-capitalized.” Compliance with capital requirements is a strategic priority for Ally. We expect to be in compliance with all applicable requirements within the established timeframes.
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
In June 2020, the FRB announced several actions to ensure that large firms, such as Ally, would remain resilient despite the economic uncertainty from the COVID-19 pandemic, including for the third quarter of 2020 (1) the suspension of repurchases by any firm of its common stock, except repurchases relating to issuances of common stock related to employee stock ownership plans, and (2) the disallowance of any increase by a firm in the amount of its common-stock dividends and the imposition of a common-stock dividend limit equal to the average of the firm’s net income for the four preceding calendar quarters. These restrictions were extended by the FRB for the fourth quarter of 2020. In December 2020, the FRB extended and modified these restrictions for the first quarter of 2021 to limit aggregate common-stock dividends and share repurchases to an amount equal to the average of the firm’s net income for the four preceding calendar quarters subject to specified exceptions. On March 25, 2021, the FRB extended these modified restrictions for the second quarter of 2021 and announced that, for a firm such as Ally that is not subject to the 2021 supervisory stress test and on a two-year cycle, the additional restrictions will end after June 30, 2021, and the firm’s stress capital buffer requirement based on the June 2020 supervisory stress test results will remain in place. On January 11, 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021 subject to restrictions imposed by the FRB. On July 12, 2021, our Board authorized an increase in the maximum amount of this stock-repurchase program, from $1.6 billion to $2.0 billion. On January 10, 2022, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of our common stock from time to time from the first quarter of 2022 through the fourth quarter of 2022, and an increase in our cash dividend on common stock from $0.25 per share for the fourth quarter of 2021 to $0.30 per share for the first quarter of 2022.
In January 2021, the FRB issued a final rule effective April 5, 2021, to align its capital planning and stress capital buffer requirements with the tailoring framework. Under the final rule, unless otherwise directed by the FRB in specified circumstances, Ally and other Category IV firms are generally no longer required to calculate forward-looking projections of revenues, losses, reserves, and pro forma capital levels under scenarios provided by the FRB. Each firm continues to be required, however, to provide a forward-looking analysis of income and capital levels under expected and stressful conditions that are designed by the firm. In addition, for Category IV firms, the final rule updated the frequency of calculating the portion of the stress capital buffer derived from the supervisory stress test to every other year. These firms have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which they would not generally be subject to the supervisory stress test. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm would receive an updated stress capital buffer requirement that reflects its updated planned common-stock dividends. The final rule also includes reporting and other changes consistent with the tailoring framework. Ally did not opt into the 2021 supervisory stress test but will be subject to the 2022 supervisory stress test, with submissions due by April 5, 2022.
We submitted our 2021 capital plan on April 5, 2021, which includes planned capital distributions to common stockholders through share repurchases and cash dividends over the nine-quarter planning horizon and other capital actions. During the second quarter of 2021, we issued $1.35 billion of Series B Preferred Stock and $1.0 billion of Series C Preferred Stock, both of which qualify as additional Tier 1 capital under U.S. Basel III. The proceeds from these issuances were used to redeem a portion of the Series 2 TRUPS then outstanding. Refer to Note 15 and Note 17 for additional details about these instruments and capital actions. In June 2021, we submitted an updated capital plan to the FRB reflecting these capital actions and the increases in our stock-repurchase program and common-stock dividend described above. This updated capital plan was used by the FRB to recalculate Ally’s final stress capital buffer requirement, which was announced in August 2021 and remained unchanged at 3.5%. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), impacts related to the COVID-19 pandemic, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.
The following table presents information related to our common stock and distributions to our common stockholders.

	Common stock repurchased during period (a) (b)		Number of common shares outstanding		Cash dividends declared per common share (c)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2020
First quarter	$104	3,838	374,332	373,155	$0.19
Second quarter	—	53	373,155	373,837	0.19
Third quarter	1	9	373,837	373,857	0.19
Fourth quarter	1	37	373,857	374,674	0.19
2021
First quarter	$219	5,276	374,674	371,805	$0.19
Second quarter	502	9,641	371,805	362,639	0.19
Third quarter	679	13,055	362,639	349,599	0.25
Fourth quarter	594	12,046	349,599	337,941	0.25
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
(c)On January 10, 2022, our Board declared a quarterly cash dividend of $0.30 per share on all common stock, payable on February 15, 2022, to stockholders of record at the close of business on February 1, 2022. Refer to Note 30 for further information regarding this common-stock dividend.
Depository Institutions
Ally Bank is a member of the Federal Reserve System and is subject to regulation, supervision, and examination by the FRB and the UDFI. Ally Bank’s deposits are insured by the FDIC, and Ally Bank is required to file periodic reports with the FDIC concerning its financial condition. Total assets of Ally Bank were $172.8 billion and $172.0 billion at December 31, 2021, and 2020, respectively. Federal and Utah law place a number of conditions, restrictions, and limitations on dividends and other capital distributions that may be paid by Ally Bank to Ally. Dividends or other distributions made by Ally Bank to Ally were $3.5 billion and $1.2 billion in 2021 and 2020, respectively.
Ally Bank is required to satisfy regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory actions by federal, state, and foreign agencies that could have a material effect on our results of operations and financial condition. Ally Bank was in compliance with these requirements at December 31, 2021.
In January 2021 the FDIC announced that, given the passage of time since the last submission of resolution plans and the uncertain economic outlook, the FDIC will resume requiring resolution plan submissions for insured depository institutions with $100 billion or more in assets, including Ally Bank. In June 2021 the FDIC outlined a modified approach to implementing its rule requiring these insured depository institutions to submit resolution plans. The modified approach extends the submission frequency to a three-year cycle, streamlines content requirements, and places enhanced emphasis on engagement with firms. Under the modified approach, resolution plans will be submitted in two groups, with the first group consisting of insured depository institutions, like Ally Bank, whose top-tier parent company is not a U.S. global systemically important bank or a Category II firm and the second group consisting of all other insured depository institutions with $100 billion or more in total assets. In August 2021, the FDIC notified Ally Bank that its next resolution plan submission is due on or before December 1, 2022.
Insurance Companies
Certain of our Insurance operations are subject to minimum aggregate capital requirements, net asset and dividend restrictions under applicable state and foreign insurance laws, and the rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under various state and foreign insurance regulations, dividend distributions may be made only from statutory unassigned surplus, with approvals required from the regulatory authorities for dividends in excess of certain statutory limitations. At December 31, 2021, the maximum dividend that could be paid by the U.S. insurance subsidiaries over the next 12 months without prior statutory approval was $111 million.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the years ended December 31, 2021, 2020, or 2019.
We placed cash and noncash collateral totaling $2 million and $203 million, respectively, supporting our derivative positions at December 31, 2021, compared to $4 million and $145 million of cash and noncash collateral at December 31, 2020, in accounts maintained by counterparties. These amounts include collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $4 million in accounts maintained by counterparties at December 31, 2021. This amount includes collateral received from clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Consolidated Balance Sheet in accrued expenses and other liabilities. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.
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

	2021			2020
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
December 31, ($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$17,039	$—	$—	$12,385
Foreign exchange contracts
Forwards	—	2	171	1	—	164
Total derivatives designated as accounting hedges	—	2	17,210	1	—	12,549
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	1	—	223	1	—	391
Written options	5	2	580	15	—	587
Total interest rate risk	6	2	803	16	—	978
Foreign exchange contracts
Futures and forwards	—	1	154	—	1	159
Total foreign exchange risk	—	1	154	—	1	159
Credit contracts (a)
Other credit derivatives	—	56	n/a	—	28	n/a
Total credit risk	—	56	n/a	—	28	n/a
Equity contracts
Written options	—	1	2	—	4	2
Purchased options	1	—	—	—	—	—
Total equity risk	1	1	2	—	4	2
Total derivatives not designated as accounting hedges	7	60	959	16	33	1,139
Total derivatives	$7	$62	$18,169	$17	$33	$13,688
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $119 million and $56 million as of December 31, 2021, and December 31, 2020, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents amounts recorded on our Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

December 31, ($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	2021	2020	2021	2020	2021	2020
Assets
Available-for-sale securities (b) (c)	$5,119	$1,259	$(14)	$39	$(30)	$28
Finance receivables and loans, net (d)	44,098	28,393	(37)	225	46	72
Liabilities
Long-term debt	$7,213	$8,656	$110	$169	$110	$203
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)The carrying amount of hedged available-for-sale securities is presented above using amortized cost and includes $3.9 billion and $592 million at December 31, 2021, and December 31, 2020, respectively, related to closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. Refer to Note 8 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)The amount that is identified as the last of layer in the open hedge relationship was $1.2 billion as of December 31, 2021. The basis adjustment associated with the open last of layer relationship was a $14 million asset as of December 31, 2021, which would be allocated across the entire remaining pool upon termination or maturity of the hedge relationship. The amount that has been identified as the last of layer in the discontinued hedge relationship was $8.6 billion and $1.2 billion as of December 31, 2021, and December 31, 2020, respectively. This amount is cumulative and is not adjusted as amortization of the associated basis runs off. The basis adjustment associated with the discontinued last of layer relationship was a $20 million liability as of December 31, 2021, and a $20 million asset as of December 31, 2020, which was allocated across the entire remaining pool upon termination of the hedge relationship. There were no last of layer relationships as of December 31, 2020.
(d)The hedged item represents the carrying value of the hedged portfolio of assets. The amount identified as the last of layer in the open hedge relationship was $15.6 billion and $9.4 billion at December 31, 2021, and December 31, 2020, respectively. The basis adjustment associated with the open last-of-layer relationship was a $82 million liability as of December 31, 2021, and a $153 million asset as of December 31, 2020, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. The amount that is identified as the last of layer in the discontinued hedge relationship was $20.9 billion at December 31, 2021, and $18.5 billion at December 31, 2020. This amount is cumulative and is not adjusted as amortization of the associated basis runs off. The basis adjustment associated with the discontinued last-of-layer hedge relationship was a $46 million asset and a $72 million asset as of December 31, 2021, and December 31, 2020, respectively, which was allocated across the entire remaining pool upon termination of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Consolidated Statement of Income.

Year ended December 31, ($ in millions)	2021	2020	2019
(Loss) gain recognized in earnings
Interest rate contracts
(Loss) gain on mortgage and automotive loans, net	$(12)	$(10)	$1
Other income, net of losses	8	(19)	(11)
Total interest rate contracts	(4)	(29)	(10)
Foreign exchange contracts
Other operating expenses	(1)	(7)	(4)
Total foreign exchange contracts	(1)	(7)	(4)
Credit contracts
Interest and fees on finance receivables and loans	—	(4)	—
Other income, net of losses	(24)	(1)	—
Total credit contracts	(24)	(5)	—
Total loss recognized in earnings	$(29)	$(41)	$(14)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Consolidated Statement of Income.

	Interest and fees on finance receivables and loans			Interest and dividends on investment securities and other earning assets			Interest on deposits			Interest on long-term debt
Year ended December 31, ($ in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$68	$(135)	$41
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	—	—	—	(68)	135	(41)
Hedged available-for-sale securities	—	—	—	(40)	38	28	—	—	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	—	40	(38)	(28)	—	—	—	—	—	—
Hedged fixed-rate consumer automotive loans	(215)	139	138	—	—	—	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	215	(139)	(138)	—	—	—	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—	—	—	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Hedged variable rate borrowings
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	—	—	—	—	—	15
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	(1)	(8)	(4)	—	—	—
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive income into income	58	73	—	—	—	—	—	—	—	—	—	—
Reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction being probable not to occur	4	—	—	—	—	—	—	—	—	—	—	—
Total gain (loss) on cash flow hedging relationships	$62	$73	$—	$—	$—	$—	$(1)	$(8)	$(4)	$—	$—	$15
Total amounts presented in the Consolidated Statement of Income	$6,468	$6,581	$7,337	$600	$736	$955	$1,045	$1,952	$2,538	$860	$1,249	$1,570
During the next 12 months, we estimate $21 million of gains will be reclassified into pretax earnings from derivatives designated as cash flow hedges.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Consolidated Statement of Income.

	Interest and fees on finance receivables and loans			Interest and dividends on investment securities and other earning assets			Interest on deposits			Interest on long-term debt
Year ended December 31, ($ in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$—	$—	$—	$—	$—	$4	$12	$25
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	—	—	—	—	5	—	—
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	—	—	—	—	—	(13)	(22)	(23)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	—	(4)	(7)	(3)	—	—	—	—	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	—	(6)	(6)	2	—	—	—	—	—	—
Amortization of deferred loan basis adjustments	(46)	(49)	(28)	—	—	—	—	—	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	(122)	(121)	22	—	—	—	—	—	—	—	—	—
Total (loss) gain on fair value hedging relationships	(168)	(170)	(6)	(10)	(13)	(1)	—	—	—	(4)	(10)	2
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of deposit liabilities	—	—	—	—	—	—	—	—	(1)	—	—	—
Interest for qualifying accounting hedges of variable-rate commercial loans	—	1	1	—	—	—	—	—	—	—	—	—
Total gain (loss) on cash flow hedging relationships	$—	$1	$1	$—	$—	$—	$—	$—	$(1)	$—	$—	$—
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive (loss) income.

Year ended December 31, ($ in millions)	2021	2020	2019
Interest rate contracts
(Loss) gain recognized in other comprehensive (loss) income	$(61)	$105	$(23)
The following table summarizes the effect of net investment hedges on accumulated other comprehensive (loss) income and the Consolidated Statement of Income.

Year ended December 31, ($ in millions)	2021	2020	2019
Foreign exchange contracts (a) (b)
Loss recognized in other comprehensive (loss) income	$—	$(4)	$(6)
(a)There were no amounts excluded from effectiveness testing for the years ended December 31, 2021, 2020, or 2019.
(b)Gains and losses reclassified from accumulated other comprehensive income are reported as other income, net of losses, in the Consolidated Statement of Income. There were no amounts reclassified for the years ended December 31, 2021, 2020, or 2019.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
22.    Income Taxes
The significant components of income tax expense from continuing operations were as follows.

Year ended December 31, ($ in millions)	2021	2020	2019
Current income tax expense (benefit)
U.S. federal	$502	$—	$(2)
Foreign	4	6	4
State and local	168	80	65
Total current expense	674	86	67
Deferred income tax expense (benefit)
U.S. federal	151	280	178
Foreign	—	1	2
State and local	(35)	(39)	(1)
Total deferred expense	116	242	179
Total income tax expense from continuing operations	$790	$328	$246
A reconciliation of income tax expense from continuing operations with the amounts at the statutory U.S. federal income tax rate is shown in the following table.

Year ended December 31, ($ in millions)	2021	2020	2019
Statutory U.S. federal tax expense	$810	$297	$413
Change in tax resulting from
State and local income taxes, net of federal income tax benefit	106	36	50
Valuation allowance change, excluding expirations	(78)	(3)	(219)
Tax credits, excluding expirations	(58)	(29)	(27)
Nondeductible expenses	30	37	29
Other, net	(20)	(10)	—
Total income tax expense from continuing operations	$790	$328	$246
For the year ended December 31, 2021, consolidated income tax expense from continuing operations was largely driven by pretax earnings for the year, partially offset by a tax benefit from the release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2021. For the year ended December 31, 2020, consolidated income tax expense from continuing operations was largely driven by pretax earnings for the year. For the year ended December 31, 2019, consolidated income tax expense from continuing operations was driven by pretax earnings for the year, partially offset by the release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2019.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, ($ in millions)	2021	2020
Deferred tax assets
Tax credit carryforwards	$1,014	$1,786
Adjustments to loan value	920	923
U.S. federal tax loss carryforwards (b)	256	—
State and local taxes	233	191
Other	604	366
Gross deferred tax assets	3,027	3,266
Valuation allowance	(839)	(835)
Deferred tax assets, net of valuation allowance	2,188	2,431
Deferred tax liabilities
Lease transactions	1,385	1,809
Deferred acquisition costs	403	391
Other	156	229
Gross deferred tax liabilities	1,944	2,429
Net deferred tax assets (a)	$244	$2
(a)Amounts include $254 million and $94 million of net deferred tax assets included in other assets on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax asset position at December 31, 2021, and 2020, respectively, and $10 million and $92 million included in accrued expenses and other liabilities on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax liability position.
(b)Primarily the result of a 100% bonus depreciation election for 2021 operating lease originations.
The following table summarizes net deferred tax assets including related valuation allowances at December 31, 2021.

($ in millions)	Deferred tax asset (liability)		Valuation allowance	Net deferred tax asset (liability)	Years of expiration
Tax credit carryforwards
Foreign tax credits	$1,014		$(709)	$305	2022–2031
Tax loss carryforwards
Net operating losses — federal	256	(a)	—	256	2027–Indefinite
Net operating losses — state	166	(b)	(130)	36	2022–Indefinite
Total U.S. federal and state tax loss carryforwards	422		(130)	292
Other net deferred tax liabilities	(353)		—	(353)	n/a
Net deferred tax assets (liabilities)	$1,083		$(839)	$244
(a)Federal net operating loss carryforwards are included in the U.S. federal tax loss carryforwards total disclosed in our deferred inventory table above.
(b)State net operating loss carryforwards are included in the state and local taxes and other liabilities totals disclosed in our deferred inventory table above.
As of December 31, 2021, we have recognized negligible deferred tax liabilities for incremental U.S. federal taxes that stem from temporary differences related to investment in foreign subsidiaries or corporate joint ventures as there is no assertion of indefinite reinvestment outside of the United States.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits.

($ in millions)	2021	2020	2019
Balance at January 1,	$53	$48	$44
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	7	5	11
Reductions for tax positions of prior years	(7)	—	(5)
Settlements	—	—	(2)
Expiration of statute of limitations	—	—	—
Balance at December 31,	$53	$53	$48
Included in the unrecognized tax benefits balances are some items, the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences and the portion of gross state unrecognized tax benefits that would be offset by the tax benefit of the associated U.S. federal deduction. The balance of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $42 million for both the years ended December 31, 2021, and 2020 and $38 million for the year ended December 31, 2019.
We recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively. For each of the years ended December 31, 2021, 2020, and 2019, the cumulative accrued balance for interest and penalties was $1 million or less and interest and penalties of less than $1 million were accrued each year.
It is reasonably possible that the unrecognized tax benefits will decrease by up to $52 million over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdictions.
We file tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Our most significant operations are in the United States and Canada. The oldest tax years that remain subject to examination for those jurisdictions are 2018 and 2011, respectively.
23.    Share-based Compensation Plans
Awards of equity-based compensation to our named executive officers and other employees are governed by the Company’s Incentive Compensation Plan (ICP), which was approved by the Company’s stockholders and amended and restated effective as of May 4, 2021. These awards primarily take the form of (1) stock-settled and cash-settled PSUs that vest in whole on the third anniversary of the grant date, subject to the achievement of applicable performance goals and continued employment through that time, and (2) stock-settled RSUs that vest one-third on each of the first, second, and third anniversaries of the grant date, in each case, subject to continued employment through that time. Other awards—such as those granted under our #OwnIt Annual Grant Program—may take the form of RSUs that vest in whole on the third anniversary of the grant date, subject to continued employment through that time. For PSUs and RSUs, any dividends declared over the vesting period are accumulated and paid at or after the time of settlement. All awards under the ICP are structured to align with the Company’s performance, prudent but not excessive risk-taking, long-term value creation for our stockholders, and other elements of our compensation philosophy. Awards also typically include provisions that address vesting and settlement in the case of a qualifying termination or retirement. The ICP is administered by the Compensation, Nominating, and Governance Committee of our Board.
At December 31, 2021, we had approximately 42.9 million shares available for future grants of equity-based awards under the ICP. Equity-based awards that settle in Ally common stock are classified as equity awards under GAAP, and the cost of the awards is ratably charged to compensation and benefits expense in our Consolidated Statement of Income over their applicable service period based on the grant date fair value of Ally common stock. Equity-based awards that settle in cash are subject to liability accounting, with the expense adjusted to fair value based on changes in the share price of Ally common stock up to the settlement date. We had non-vested stock-settled and cash-settled PSUs and RSUs outstanding of approximately 4.6 million and 1.0 million, respectively, at December 31, 2021. We recognized expense related to PSUs and RSUs of $140 million, $80 million, and $67 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents the changes in outstanding non-vested PSUs and RSUs activity for share-settled awards during 2021.

(in thousands, except per share data)	Number of units	Weighted-average grant date fair value per share
RSUs and PSUs
Outstanding non-vested at January 1, 2021	5,109	$29.73
Modified awards to settle in cash (a)	(493)	28.90
Granted	3,275	40.87
Vested	(2,999)	31.52
Forfeited	(324)	34.74
Outstanding non-vested at December 31, 2021	4,568	36.27
(a)During 2021, certain non-vested PSUs were modified and reclassified to liability-based awards as we intend to settle them in cash upon vesting.
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
We also enter into interest rate lock commitments that are executed as part of our mortgage business, certain of which meet the accounting definition of a derivative and therefore are recorded as derivatives on our Consolidated Balance Sheet. Interest rate lock commitments are valued using internal pricing models with unobservable inputs, so they are classified as Level 3.
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

	Recurring fair value measurements
December 31, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$1,093	$—	$9	$1,102
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,155	—	—	2,155
U.S. States and political subdivisions	—	855	9	864
Foreign government	19	138	—	157
Agency mortgage-backed residential	—	19,039	—	19,039
Mortgage-backed residential	—	4,425	—	4,425
Agency mortgage-backed commercial	—	4,526	—	4,526
Asset-backed	—	534	—	534
Corporate debt	—	1,887	—	1,887
Total available-for-sale securities	2,174	31,404	9	33,587
Mortgage loans held-for-sale (b)	—	80	—	80
Finance receivables and loans, net
Consumer other (b)	—	—	7	7
Derivative contracts in a receivable position
Interest rate	—	1	5	6
Equity contracts	1	—	—	1
Total derivative contracts in a receivable position	1	1	5	7
Total assets	$3,268	$31,485	$30	$34,783
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$—	$2	$2
Foreign currency	—	3	—	3
Credit contracts	—	—	56	56
Equity contracts	1	—	—	1
Total derivative contracts in a payable position	1	3	58	62
Total liabilities	$1	$3	$58	$62
(a)Our direct investment in any one industry did not exceed 8%.
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

	Equity securities (a)		Available-for-sale securities		Mortgage loans held-for-sale (b) (c)		Finance receivables and loans, net (b) (d)		Interests retained in financial asset sales
($ in millions)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Assets
Fair value at January 1,	$7	$8	$7	$2	$91	$30	$8	$11	$—	$2
Net realized/unrealized gains (losses)
Included in earnings	4	(1)	—	—	64	67	2	4	—	—
Included in OCI	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	2	5	2,640	2,734	14	18	—	—
Sales	(3)	—	—	—	(2,693)	(2,740)	—	—	—	—
Issuances	—	—	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	(17)	(25)	—	(2)
Transfers into Level 3	1	—	—	—	—	—	—	—	—	—
Transfers out of Level 3 (e)	—	—	—	—	(102)	—	—	—	—	—
Fair value at December 31,	$9	$7	$9	$7	$—	$91	$7	$8	$—	$—
Net unrealized gains (losses) still held at December 31,
Included in earnings	$4	$(1)	$—	$—	$—	$1	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—	—	—	—	—
(a)Net realized/unrealized gains (losses) are reported as other gain on investments, net, in the Consolidated Statement of Income.
(b)Carried at fair value due to fair value option elections.
(c)Net realized/unrealized gains are reported as gain on mortgage and automotive loans, net, in the Consolidated Statement of Income.
(d)Net realized/unrealized gains are reported as other income, net of losses, in the Consolidated Statement of Income.
(e)During the year ended December 31, 2021, mortgage loans held for sale were transferred out of Level 3 and into Level 2 of the fair value hierarchy. This transfer reflects that the underlying assets are valued based on observable prices in an active market for similar assets, and is deemed to have occurred at the end of the third quarter of 2021.

	Derivative liabilities, net of derivative assets
($ in millions)	2021 (a)	2020 (b)
Liabilities
Fair value at January 1,	$12	$(2)
Net realized/unrealized losses (gains)
Included in earnings	35	(10)
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	5	24
Settlements	(1)	—
Transfers into Level 3	—	—
Transfers out of Level 3 (c)	2	—
Fair value at December 31,	$53	$12
Net unrealized losses (gains) still held at December 31,
Included in earnings	$26	$(10)
Included in OCI	—	—
(a)Net realized/unrealized losses are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Consolidated Statement of Income.
(b)Net realized/unrealized gains are reported as gain on mortgage and automotive loans, net, in the Consolidated Statement of Income.
(c)During the year ended December 31, 2021, certain derivative assets were transferred out of Level 3 and into Level 2 of the fair value hierarchy. This transfer reflects that the underlying assets are valued based on observable prices in an active market for similar assets, and is deemed to have occurred at the end of the third quarter of 2021.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at December 31, 2021, and December 31, 2020, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
December 31, 2021 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$468	$468	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	4	4	—	n/m	(a)
Other	—	—	112	112	(65)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	116	116	(65)	n/m	(a)
Other assets
Nonmarketable equity investments	—	—	7	7	(5)	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	4	4	—	n/m	(a)
Total assets	$—	$—	$595	$595	$(70)	n/m
n/m = not meaningful
(a)We consider the applicable valuation allowance, allowance for loan losses, or cumulative impairment to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation reserve, loan loss allowance, or cumulative adjustment.
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
n/m = not meaningful
(a)We consider the applicable valuation allowance, allowance for loan losses, or cumulative impairment to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation reserve, loan loss allowance, or cumulative adjustment.
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at December 31, 2021, and December 31, 2020.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
December 31, 2021
Financial assets
Held-to-maturity securities	$1,170	$—	$1,204	$—	$1,204
Loans held-for-sale, net	469	—	—	469	469
Finance receivables and loans, net	118,994	—	—	126,044	126,044
FHLB/FRB stock (a)	738	—	738	—	738
Financial liabilities
Deposit liabilities	$40,953	$—	$—	$41,164	$41,164
Long-term debt	17,029	—	12,637	6,892	19,529
December 31, 2020
Financial assets
Held-to-maturity securities	$1,253	$—	$1,331	$—	$1,331
Loans held-for-sale, net	315	—	—	315	315
Finance receivables and loans, net	115,243	—	—	122,156	122,156
FHLB/FRB stock (a)	725	—	725	—	725
Financial liabilities
Deposit liabilities	$55,210	$—	$—	$55,932	$55,932
Short-term borrowings	2,136	—	—	2,136	2,136
Long-term debt	22,006	—	19,161	6,310	25,471
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At December 31, 2021, these instruments are reported as gross assets and gross liabilities on the Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 21.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Consolidated Balance Sheet	Gross amounts not offset on the Consolidated Balance Sheet
December 31, ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
2021
Assets
Derivative assets in net asset positions	$1	$—	$1	$(1)	$—	$—
Derivative assets with no offsetting arrangements	6	—	6	—	—	6
Total assets	$7	$—	$7	$(1)	$—	$6
Liabilities
Derivative liabilities in net liability positions	$3	$—	$3	$—	$(2)	$1
Derivative liabilities in net asset positions	1	—	1	(1)	—	—
Derivative liabilities with no offsetting arrangements	58	—	58	—	—	58
Total liabilities	$62	$—	$62	$(1)	$(2)	$59
2020
Assets
Derivative assets in net liability positions	$1	$—	$1	$(1)	$—	$—
Derivative assets with no offsetting arrangements	16	—	16	—	—	16
Total assets	$17	$—	$17	$(1)	$—	$16
Liabilities
Derivative liabilities in net liability positions	$5	$—	$5	$(1)	$(1)	$3
Derivative liabilities with no offsetting arrangements	28	—	28	—	—	28
Total liabilities	$33	$—	$33	$(1)	$(1)	$31
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
Corporate Finance operations — Primarily provides senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies, with a focus on businesses owned by private equity sponsors. These loans are typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, co-lending arrangements, turnarounds, and debtor-in-possession financings. We also provide, through our Lender Finance business, nonbank wholesale-funded managers with partial funding for their direct-lending activities, which is principally leveraged loans. Additionally, we offer a commercial real estate product to serve companies in the healthcare industry.
Corporate and Other primarily consists of centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments. Financial results related to Ally Invest, our online brokerage operations, Ally Lending, our point-of-sale financing business, and Ally Credit Card are also included within Corporate and Other.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Financial information for our reportable operating segments is summarized as follows.

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2021
Net financing revenue and other interest income	$5,209	$59	$124	$308	$467	$6,167
Other revenue	251	1,345	94	128	221	2,039
Total net revenue	5,460	1,404	218	436	688	8,206
Provision for credit losses	53	—	(1)	38	151	241
Total noninterest expense	2,023	1,061	187	116	723	4,110
Income (loss) from continuing operations before income tax expense	$3,384	$343	$32	$282	$(186)	$3,855
Total assets	$103,653	$9,381	$17,847	$7,950	$43,283	$182,114
2020
Net financing revenue and other interest income (loss)	$4,284	$42	$118	$299	$(40)	$4,703
Other revenue	204	1,334	102	45	298	1,983
Total net revenue	4,488	1,376	220	344	258	6,686
Provision for credit losses	1,236	—	7	149	47	1,439
Total noninterest expense	1,967	1,092	160	107	507	3,833
Income (loss) from continuing operations before income tax expense	$1,285	$284	$53	$88	$(296)	$1,414
Total assets	$104,794	$9,137	$14,889	$6,108	$47,237	$182,165
2019
Net financing revenue and other interest income	$4,141	$54	$171	$239	$28	$4,633
Other revenue	249	1,274	22	45	171	1,761
Total net revenue	4,390	1,328	193	284	199	6,394
Provision for credit losses	962	—	5	36	(5)	998
Total noninterest expense	1,810	1,013	148	95	363	3,429
Income (loss) from continuing operations before income tax expense	$1,618	$315	$40	$153	$(159)	$1,967
Total assets	$113,863	$8,547	$16,279	$5,787	$36,168	$180,644
(a)Net financing revenue and other interest income after the provision for credit losses totaled $5.9 billion, $3.3 billion and $3.6 billion for the years ended December 31, 2021, 2020, and 2019, respectively.

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
Condensed Statement of Comprehensive Income

Year ended December 31, ($ in millions)	2021	2020	2019
Net financing loss and other interest income	$(1,070)	$(1,049)	$(1,116)
Dividends from bank subsidiaries	3,450	1,150	1,950
Dividends from nonbank subsidiaries	27	66	436
Total other revenue	243	367	343
Total net revenue	2,650	534	1,613
Provision for credit losses	(106)	(68)	35
Total noninterest expense	650	693	626
Income (loss) from continuing operations before income tax benefit and undistributed income of subsidiaries	2,106	(91)	952
Income tax benefit from continuing operations (a)	(412)	(300)	(566)
Net income from continuing operations	2,518	209	1,518
Loss from discontinued operations, net of tax	(5)	(1)	(6)
Undistributed income of subsidiaries	547	877	203
Net income	3,060	1,085	1,715
Other comprehensive (loss) income, net of tax	(789)	508	654
Comprehensive income	$2,271	$1,593	$2,369
(a)There is a significant variation in the customary relationship between pretax income (loss) and income tax benefit due to our accounting policy elections and other adjustments.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Condensed Balance Sheet

December 31, ($ in millions)	2021	2020
Assets
Cash and cash equivalents (a)	$3,647	$4,482
Equity securities	6	—
Finance receivables and loans, net of unearned income (b)	663	913
Allowance for loan losses	26	(10)
Total finance receivables and loans, net	689	903
Investments in subsidiaries
Bank subsidiaries	16,728	17,146
Nonbank subsidiaries	5,890	6,090
Intercompany receivables from subsidiaries	216	176
Investment in operating leases, net	21	5
Other assets	1,157	2,034
Total assets	$28,354	$30,836
Liabilities and equity
Short-term borrowings	$—	$2,136
Long-term debt (c)	9,410	12,014
Interest payable	87	111
Intercompany debt to subsidiaries	1,040	1,375
Intercompany payables to subsidiaries	98	91
Accrued expenses and other liabilities	669	406
Total liabilities	11,304	16,133
Total equity	17,050	14,703
Total liabilities and equity	$28,354	$30,836
(a)Includes $3.6 billion and $4.4 billion deposited by the Parent at Ally Bank as of December 31, 2021, and 2020, respectively. These funds are available to the Parent for liquidity purposes.
(b)The Parent advanced $207 million and $197 million to Ally Bank as of December 31, 2021, and 2020, respectively. These funds, included in finance receivables and loans, net, are available to the Parent for liquidity purposes.
(c)Includes $2.0 billion of the outstanding principal balance of senior notes fully and unconditionally guaranteed by subsidiaries of the Parent as of both December 31, 2021, and 2020.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Condensed Statement of Cash Flows

Year ended December 31, ($ in millions)	2021	2020	2019
Operating activities
Net cash provided by operating activities	$3,753	$848	$1,818
Investing activities
Proceeds from sales of finance receivables and loans initially held-for-investment	378	1,187	548
Originations and repayments of finance receivables and loans held-for-investment and other, net	189	601	(253)
Net change in loans — intercompany	(10)	(36)	718
Purchases of equity securities	(8)	—	—
Disposals of operating lease assets	—	1	3
Capital contributions to subsidiaries	—	(8)	(2)
Returns of contributed capital	24	23	259
Net change in nonmarketable equity investments	29	(7)	(13)
Other, net	44	(15)	(4)
Net cash provided by investing activities	646	1,746	1,256
Financing activities
Net change in short-term borrowings	(2,136)	(445)	104
Proceeds from issuance of long-term debt	765	2,885	801
Repayments of long-term debt	(777)	(2,444)	(2,173)
Net change in debt — intercompany	(336)	169	271
Repurchase of common stock	(1,994)	(106)	(1,039)
Preferred stock issuance	2,324	—	—
Trust preferred securities redemption	(2,710)	—	—
Common stock dividends paid	(324)	(290)	(273)
Preferred stock dividends paid	(57)	—	—
Net cash used in financing activities	(5,245)	(231)	(2,309)
Net (decrease) increase in cash and cash equivalents and restricted cash	(846)	2,363	765
Cash and cash equivalents and restricted cash at beginning of year	4,526	2,163	1,398
Cash and cash equivalents and restricted cash at end of year	$3,680	$4,526	$2,163
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Balance Sheet to the Condensed Statement of Cash Flows.

Year ended December 31, ($ in millions)	2021	2020
Cash and cash equivalents on the Condensed Balance Sheet	$3,647	$4,482
Restricted cash included in other assets on the Condensed Balance Sheet (a)	33	44
Total cash and cash equivalents and restricted cash in the Condensed Statement of Cash Flows	$3,680	$4,526
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

	2021		2020
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Standby letters of credit and other guarantees	$234	$3	$262	$4
Our Corporate Finance operations has exposure to standby letters of credit that represent irrevocable guarantees of payment of specified financial obligations. Third-party beneficiaries primarily accept standby letters of credit as insurance in the event of nonperformance by our borrowers. Our borrowers may request letters of credit under their revolving loan facility up to a certain sub-limit amount. We may also require collateral to be posted by our borrowers. We received no cash collateral related to these letters of credit at December 31, 2021. Expiration dates on letters of credit range from certain ongoing commitments that will expire during the upcoming year to terms of several years for certain letters of credit. If the beneficiary draws under a letter of credit, we will be liable to the beneficiary for payment of the amount drawn under such letter of credit, with our recourse being a charge to the borrower’s loan facility or transfer of ownership to us of the related collateral. As many of these commitments are subject to borrowing base agreements and other restrictive covenants or may expire without being fully drawn, the stated amounts of the letters of credit are not necessarily indicative of future cash requirements.
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
Commitments
Financing Commitments
The contractual commitments were as follows.

December 31, ($ in millions)	2021	2020
Unused revolving credit line commitments and other (a)	$6,337	$6,142
Commitments to provide capital to investees (b)	1,069	778
Mortgage loan origination commitments (c)	708	760
Home equity lines of credit (d)	168	187
Construction-lending commitments (e)	53	101
(a)The unused portion of revolving lines of credit reset at prevailing market rates and, approximate fair value.
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
The information presented above excludes the unused portion of commitments that are unconditionally cancelable by us. We had $26.7 billion and $20.3 billion of unfunded commitments related to unconditionally cancelable arrangements at December 31, 2021, and 2020, respectively, which primarily consisted of wholesale floorplan financing.
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
The following table presents our total future payment obligations expiring after December 31, 2021.

Year ended December 31, ($ in millions)
2022	$102
2023	102
2024	18
2025	11
2026	8
2027 and thereafter	17
Total future payment obligations	$258
29.    Contingencies and Other Risks
Concentration with GM and Stellantis
While we continue to diversify our automotive finance and insurance businesses and to expand into other financial services, GM and Stellantis dealers and their retail customers continue to constitute a significant portion of our customer base. GM and its captive finance company compete vigorously with us and could take further actions that negatively impact the amount of business that we do with GM dealers and their customers. Additionally, through a recent acquisition, Stellantis has indicated its intention to develop a captive finance company in the United States that could impact the business that we do with Stellantis dealers and their customers.
A significant adverse change in GM’s or Stellantis’ business—including, for example, in the production or sale of GM or Stellantis vehicles, the quality or resale value of GM or Stellantis vehicles, GM’s or Stellantis’ relationships with its key suppliers, or the rate or volume of recalls of GM or Stellantis vehicles—could negatively impact our GM and Stellantis dealer and retail customer bases and the value of collateral securing our extensions of credit to them. Any future reductions in GM and Stellantis business that we are not able to offset could adversely affect our business and financial results.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
Purported and Certified Class Actions
In March 2016, Ally filed an action against two buyers of a motor vehicle—Ally Financial Inc. v. Alberta Haskins and David Duncan, Case No. 16JE-AC01713-01, in the Circuit Court of Jefferson County, Missouri—for the purpose of collecting the deficiency that remained due under the retail installment sales contract after the buyers had defaulted and the vehicle had been repossessed and disposed of. In March 2017, the buyers filed a second amended answer and counterclaim on behalf of nationwide and Missouri classes, arguing that Ally’s pre- and post-disposition notices had violated Article 9 of the Uniform Commercial Code as adopted in each State and other applicable jurisdiction. The request for relief included an indeterminate amount of actual, statutory, and punitive damages as well as fees, costs, interest, and other remedies. In May 2018, the circuit court certified the nationwide and Missouri classes and denied Ally’s motion for partial summary judgment. In September 2018, the case was reassigned to a different circuit-court judge, and in February 2019, Ally filed a motion to decertify the nationwide and Missouri classes. In November 2019, the circuit court denied Ally’s motion to decertify. In December 2019, Ally filed a petition with the Missouri Court of Appeals and then with the Missouri Supreme Court for a writ prohibiting the circuit court from taking further action other than vacating the order denying decertification, but each of those petitions was denied. In June 2020, the buyers on behalf of the certified nationwide and Missouri classes filed a motion for partial summary judgment on liability and damages, including statutory damages, the waiver of amounts due, and prejudgment interest. These damages, if awarded by the court, could be significant. In August 2020, Ally filed a petition for a writ of certiorari with the United States Supreme Court—Ally Financial Inc. v. Alberta Haskins et al., No. 20-177—requesting review of the Missouri Supreme Court’s order denying Ally’s petition for a writ of prohibition. In December 2020, Ally—while maintaining its denial of any liability or wrongdoing and its other positions in the case—entered into a binding memorandum of understanding with the buyers, on behalf of the nationwide and Missouri classes, to fully settle the case. In January 2021, the United States Supreme Court granted a joint motion to defer consideration of Ally’s petition for a writ of certiorari. In March 2021, the parties executed and filed with the circuit court a class-action settlement agreement and release that includes provisions for a cash payment of $87.5 million by Ally, a waiver of $700 million in charged-off deficiency balances by Ally, a request by Ally that identified consumer reporting agencies delete specified trade lines, and a release by the nationwide and Missouri classes of related claims against Ally. The class-action settlement agreement and release was preliminarily approved by the circuit court in March 2021, and specified notices have been delivered to class members. In September 2021, the circuit court entered an amended final order approving the class-action settlement agreement and release. In November 2021, by stipulation of the parties, the United States Supreme Court dismissed Ally’s petition for a writ of certiorari. During the year ended December 31, 2020, Ally had established an accrual of $87.5 million related to this matter. In November 2021, Ally disbursed the $87.5 million cash payment to the settlement administrator appointed by the circuit court for distribution under the class-action settlement agreement and release.
30.    Subsequent Events
Declaration of Common Dividend and Share Repurchase Authorization
On January 10, 2022, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend was paid on February 15, 2022, to stockholders of record at the close of business on February 1, 2022. At the same time, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of our common stock from time to time from the first quarter of 2022 through the fourth quarter of 2022.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2021, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
On February 24, 2022, each of Katryn (Trynka) Shineman Blake and John J. Stack—members of the Board of Directors (Board) of Ally Financial Inc. (Company)—notified the Company of the decision not to stand for re-election at its 2022 Annual Meeting of Stockholders (Annual Meeting). Ms. Shineman concluded her service on the Board on that date, and Mr. Stack expects to serve through the Annual Meeting. Ms. Shineman and Mr. Stack confirmed that their decisions were based on professional and personal priorities and did not cite any disagreement on any matter relating to the Company’s operations, policies, or practices.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Ally Financial Inc. • Form 10-K

Item 10.    Directors, Executive Officers, and Corporate Governance
Executive Officers and Other Significant Employees
Jeffrey J. Brown — Named Chief Executive Officer of Ally Financial Inc. in February 2015, and also serves on its Board of Directors. Mr. Brown, 48, is driving Ally’s evolution as a leading digital financial services company. Under his leadership, Ally is building on its strengths in automotive financing, retail deposits, and corporate financing, as well as diversifying its offerings to include digital wealth management and online brokerage, mortgage products, consumer credit cards, and point-of-sale lending. Mr. Brown has deep financial services experience, previously serving in a variety of executive leadership positions at Ally and other leading financial institutions. Prior to being named CEO, Mr. Brown was President and CEO of Ally’s Dealer Financial Services business where he oversaw the automotive finance, insurance, and automotive servicing operations. Mr. Brown joined Ally in March 2009 as Corporate Treasurer and, in 2011, was named Executive Vice President of Finance and Corporate Planning, leading finance, treasury, and corporate strategy initiatives. Mr. Brown received a bachelor’s degree in economics from Clemson University and an executive master’s degree in business from Queens University in Charlotte. He serves on the board of the Clemson University Foundation and is Chairman of the Queens University of Charlotte Board of Trustees. Mr. Brown previously served as president of the Federal Advisory Council (FAC) for 2021. In 2018, he was appointed by the Board of Directors of the Federal Reserve Bank of Chicago as representative for the Seventh Federal Reserve District - he completed four years of service in 2021. Passionate about diversity and inclusion, he joined the first 150 members of the CEO Action for Diversity & Inclusion pledge, advancing diversity and inclusion in the workplace as a competitive and societal issue. Mr. Brown was honored as CEO of the year by the Thurgood Marshall College Fund in 2019. He received a 2016 Father of the Year award by the Father’s Day Council and benefiting the American Diabetes Association for his commitment to family, career and community. He is also a member of the Charlotte Executive Leadership Council, which focuses on improving economic mobility and education issues in Mecklenburg County, N.C. Mr. Brown joined the Charlotte Sports Foundation Board for 2022.
David J. DeBrunner — Vice President, Controller, and Chief Accounting Officer of Ally since September 2007. In this role, Mr. DeBrunner, 55, is responsible for all accounting, tax, financial reporting, financial controls, and strategic sourcing and supply chain. Prior to joining Ally, Mr. DeBrunner spent 15 years at Fifth Third Bancorp, where he most recently held the title of senior vice president, chief accounting officer, and controller. His responsibilities included accounting, financial controls and systems, financial reporting, and finance shared services. Prior to serving as the chief accounting officer, he served as the chief financial officer of their commercial division and held various finance and operational leadership positions throughout the company beginning in 1992. Prior to joining Fifth Third, he worked in audit services for Deloitte and Touche in their Chicago and Cincinnati offices. Mr. DeBrunner earned a bachelor’s degree in accounting from the Kelley School of Business at Indiana University. He is a member of the American Institute of Certified Public Accountants and the Ohio Society of Public Accountants. He is a board member and past Chairman of the Board of Directors for the Detroit Institute for Children, which provides services for Michigan’s children with special needs and their families. He also serves on the Family Leadership Council of the Indiana University Kelley School of Business.
Jennifer A. LaClair — Chief Financial Officer of Ally Financial since March 2018. In this role, she is responsible for the oversight of the company’s finance, accounting, treasury, capital markets, investor relations, supply chain, and modeling and analytics functions. Prior to joining Ally, Ms. LaClair, 50, spent ten years at PNC Financial Services where she held various business line and finance leadership roles, including chief financial officer of PNC’s business lines. Most recently, she served as the head of PNC’s business bank where she was charged with setting strategy, leading a large sales force to drive growth and performance, and managing risk. Earlier in her career, Ms. LaClair was a consultant with McKinsey and Company where she specialized in strategy, performance improvement, and operational transformations. She began her career in international development working on economic development and education programs in Eastern Europe, the Middle East, and West Africa. Ms. LaClair currently serves on the public company Board of Whirlpool Corporation and is a member of the Richmond Federal Reserve Bank board where she serves as the chair of the National Information Technology Committee. Ms. LaClair has a Master of Business Administration from the Case Western Reserve University where she was the Class of 2001 Alumni Scholar and earned the Scott S. Cowen Outstanding Leadership award. She graduated summa cum laude from the State University of New York at Buffalo. In 2022, Institutional Investor ranked Ms. LaClair “Best CFO” as part of its All-America Executive Team rankings within the consumer finance sector.
Diane E. Morais — President, Consumer & Commercial Banking Products at Ally Bank since March 2017. Ms. Morais, 56, is responsible for driving the growth, profitability, and digital evolution of Ally’s consumer and commercial banking division. She has oversight of the Deposits, Online Brokerage and Wealth Management, Mortgage, Ally Lending, and corporate-finance businesses. In addition, Ms. Morais oversees the company’s digital and customer care channels, as well as the Community Reinvestment Act (CRA) program. Ms. Morais was instrumental in the creation and launch of the Ally brand in 2009. Under Ms. Morais’ leadership, Ally Bank has achieved double-digit retail deposit growth each year, and now has over 2.5 million customers and over $135 billion in retail deposits. Ally has received numerous third-party accolades, including being named “Best Online Bank” in America by Money® Magazine, as well as “Best Internet Bank” and “Best for Millennials” by Kiplinger’s Personal Finance. Prior to holding key leadership positions of increasing responsibility at Ally, Ms. Morais achieved a number of significant professional accomplishments in the financial services sector. During a career spanning 12 years at Bank of America, she served in senior roles in deposit and debit products, national customer experience, card services marketing, and consumer mortgage vendor management. Ms. Morais also spent nine years at Citibank’s credit card division in a variety of marketing, risk, and finance roles. A native of Pittsburgh, PA, Ms. Morais holds a bachelor’s degree from Pennsylvania State University. She is a member of the Board of Directors for Junior Achievement of Central Carolinas, Charlotte Center City Partners, and YMCA of Greater Charlotte. Ms. Morais has been named to American Banker Magazine’s ‘25 Most Powerful Women in Banking’ list for the sixth consecutive year. Ms. Morais was also named one of the top 25 outstanding business women in the Charlotte Business Journal’s 2018 Women in Business Awards.

Ally Financial Inc. • Form 10-K
She is active in the Charlotte community, serving as an ‘Executive in Residence’ for Queens University and volunteer for Habitat for Humanity, Charlotte Catholic schools, Dress for Success, and the Salvation Army.
Jason E. Schugel — Chief Risk Officer of Ally since April 2018. In this role, Mr. Schugel, 48, has overall responsibility for execution of Ally’s independent risk management. He has responsibility for the enterprise risk-management framework, establishment of risk-management processes, ensuring that Ally targets an appropriate balance between risk and return, mitigating unnecessary risk, and protecting the company’s financial returns. Mr. Schugel was previously deputy chief risk officer for the company since 2017, leading various risk-management activities. Prior to that role, he was general auditor for Ally, responsible for the company’s internal audit function as well as administrative oversight for Ally’s loan review function. He joined Ally in 2009, overseeing the company’s financial planning and analysis team, which is responsible for Ally’s financial performance reporting, enterprise-wide forecasting, and planning. He also served as lead finance executive for Ally’s global functions. Before joining Ally, he was vice president of financial planning and analysis, and investor relations at LendingTree, LLC. Prior to that, he worked in investment banking for Wachovia and began his career at First Plus Financial, specializing in mergers and acquisitions. He earned a bachelor’s degree in business administration from Southern Methodist University in Dallas and a master’s degree in business administration from the Babcock Graduate School of Management at Wake Forest University. Mr. Schugel is the Chairman of the board of the Allegro Foundation, an organization that is a champion for children with disabilities.
Scott A. Stengel — General Counsel of Ally since May 2016. Mr. Stengel, 50, oversees all of Ally’s legal affairs and is also responsible for Ally’s corporate-secretarial and government-relations functions. He joined Ally from Kansas City, Mo.-based UMB Financial Corporation, where he served as executive vice president, general counsel, and corporate secretary. Before that, he was a partner at King & Spalding LLP and Orrick, Herrington & Sutcliffe LLP in Washington, DC, with a practice focused on banking, capital markets, and government relations. He began his career as a law clerk to the Honorable Douglas O. Tice, Jr. in Richmond, Va. He received a bachelor’s degree in economics, with highest honors, from the University of Notre Dame and a juris doctorate, magna cum laude, from the Notre Dame Law School. He sits on the board of directors of MadaKids Inc. and actively supports and volunteers with Roof Above in Charlotte, NC.
Douglas R. Timmerman — President of Dealer Financial Services of Ally since August 2021. In this role, Mr. Timmerman, 59, is responsible for deepening Ally’s relationships with more than 21,000 dealer customers and further optimizing the full spectrum of automotive finance and insurance services for dealer and consumer customers. Previously, he was president of Automotive Finance since 2018, and served as president of Ally’s Insurance business since 2014. Mr. Timmerman’s thirty-plus years at Ally, spanning leadership positions across the automotive finance and insurance business, make his understanding of this dynamic industry unparalleled. Prior to leading the insurance business, Mr. Timmerman was Vice President of Automotive Finance for the southeast region in Atlanta. In that capacity, he was responsible for sales, risk management, and portfolio management for more than 4,000 dealer relationships across 11 states. Since joining Ally in 1986, he has held a variety of leadership roles in different areas including commercial lending, consumer lending, collections, sales, and marketing. His experience also includes a broad geographical reach, holding assignments that have touched nearly every state. The Nebraska native began his career with Ally shortly after earning his master’s degree in business administration from the University of Nebraska. He also holds a bachelor’s degree from the University of Nebraska. Mr. Timmerman supports several organizations and research efforts associated with finding a cure for Type 1 diabetes. He is an active volunteer and supporter of Children’s Hospital of Atlanta and the Juvenile Diabetes Research Foundation.
Additional Information
Additional information in response to this Item 10 can be found in the Company’s 2022 Proxy Statement under “Proposal 1 — Election of Directors,” “The Board’s Leadership Structure,” “Code of Conduct and Ethics,” and “Transactions with Related Persons.” That information is incorporated into this item by reference.

Ally Financial Inc. • Form 10-K
Item 11.    Executive Compensation
Items in response to this Item 11 can be found in the Company’s 2022 Proxy Statement under “Executive Compensation.” That information is incorporated into this item by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2021.

Plan category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (1)) (b) (in thousands)
Equity compensation plans approved by security holders	5,436	—	37,505
Total	5,436	—	37,505
(a)Includes restricted stock units outstanding under the Incentive Compensation Plan and deferred stock units outstanding under the Non-Employee Directors Equity Compensation Plan.
(b)Includes 30,784,766 securities available for issuance under the plans identified in (a) above and 6,719,876 securities available for issuance under Ally’s Employee Stock Purchase Plan.
Additional items required by this Item 12 can be found in the Company’s 2022 Proxy Statement under “Security Ownership of Certain Beneficial Owners,” and “Executive Compensation.” That information is incorporated into this item by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Items in response to this Item 13 can be found in the Company’s 2022 Proxy Statement under “Director Qualifications and Responsibilities,” “Code of Conduct and Ethics,” and “Transactions with Related Persons.” That information is incorporated into this item by reference.
Item 14.    Principal Accountant Fees and Services
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) for services performed can be found in the Company’s 2022 Proxy Statement under “Audit Committee Report.” That information is incorporated into this item by reference.

Part IV
Ally Financial Inc. • Form 10-K

Item 15.    Exhibits and Financial Statement Schedules
The exhibits listed on the accompanying Index of Exhibits are filed or incorporated by reference as a part of this report. This Index is incorporated herein by reference. Certain financial statements schedules have been omitted because prescribed information has been incorporated into the Consolidated Financial Statements or notes thereto.

Exhibit	Description	Method of Filing
3.1	Form of Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of March 14, 2014, (File No. 1-3754), incorporated herein by reference.
3.2	Ally Financial Inc. Amended and Restated Bylaws	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2019, (File No. 1-3754), incorporated herein by reference.
4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115, incorporated herein by reference.
4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653, incorporated herein by reference.
4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236, incorporated herein by reference.
4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183, incorporated herein by reference.
4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705, incorporated herein by reference.
4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463, incorporated herein by reference.
4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023, incorporated herein by reference.
4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207, incorporated herein by reference.
4.2.2	Form of Second Supplemental Indenture dated as of June 20, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company’s Registration Statement No. 333-136021, incorporated herein by reference.
4.2.3	Form of Third Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.3 to the Company’s Registration Statement No. 333-183535, incorporated herein by reference.
4.2.4	Form of Fourth Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.4 to the Company’s Registration Statement No. 333-183535, incorporated herein by reference.
4.3	Form of Indenture dated as of October 15, 1985, between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057, incorporated herein by reference.
4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661, incorporated herein by reference.
4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717, incorporated herein by reference.
4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059, incorporated herein by reference.
4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057, incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596, incorporated herein by reference.
4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.
4.3.7	Form of Seventh Supplemental Indenture dated as of June 9, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.
4.3.8	Form of Eighth Supplemental Indenture dated as of January 4, 2012, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4.1.8 to the Company’s Registration Statement No. 333-178919, incorporated herein by reference.
4.4	Indenture, dated as of December 31, 2008, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.
4.5	Amended and Restated Indenture, dated March 1, 2011, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of March 4, 2011, (File No. 1-3754), incorporated herein by reference.
4.6	Form of Guarantee Agreement related to Ally Financial Inc. Senior Unsecured Guaranteed Notes	Filed as Exhibit 4.10 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.7	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.8 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.8	Form of Floating Rate Senior Unsecured Note	Filed as Exhibit 4.9 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.9	Form of Subordinated Indenture to be entered into between the Company and The Bank of New York Mellon, as Trustee	Filed as Exhibit 4.11 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.10	Form of Subordinated Note	Included in Exhibit 4.9.
4.11	Second Amended and Restated Declaration of Trust by and between the trustees of each series of GMAC Capital Trust I, Ally Financial Inc., as Sponsor, and by the holders, from time to time, of undivided beneficial interests in the relevant series of GMAC Capital Trust I, dated as of March 1, 2011	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of March 4, 2011, (File No. 1-3754), incorporated herein by reference.
4.12	Series 2 Trust Preferred Securities Guarantee Agreement between Ally Financial Inc. and The Bank of New York Mellon, dated as of March 1, 2011	Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated as of March 4, 2011, (File No. 1-3754), incorporated herein by reference.
4.13	Indenture, dated as of November 20, 2015, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 20, 2015, (File No. 1-3754), incorporated herein by reference.
4.14	Form of Subordinated Note	Included in Exhibit 4.13.
4.15	Description of Securities	Filed as Exhibit 4.15 to the Company’s Annual Report for the period ended December 31, 2019, on Form 10-K (File No. 1-3754), incorporated herein by reference.
4.16	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of April 8, 2020, (File No. 1-3754), incorporated herein by reference.
4.17	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of June 3, 2020 (File No. 1-3754), incorporated herein by reference.
4.18	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of September 18, 2020, (File No. 1-3754), incorporated herein by reference.
10.2	Ally Financial Inc. Incentive Compensation Plan	Filed herewith.
10.3	Ally Financial Inc. Annual Incentive Plan	Filed as Exhibit 10.3 to the Company’s Annual Report for the period ended December 31, 2019, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.4	Ally Financial Inc. Employee Stock Purchase Plan	Filed herewith.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.5	Ally Financial Inc. Non-Employee Directors Equity Compensation Plan	Filed herewith.
10.6	Ally Financial Inc. Severance Plan, Plan Document and Summary Plan Description	Filed as Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2018, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.7	Ally Financial Inc. Non-Employee Directors Deferred Compensation Plan	Filed as Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2017, (File No. 1-3754), incorporated herein by reference.
10.8	Form of Award Agreement related to the issuance of Performance Stock Units (Section 16 Executive Officers)	Filed as Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2020, (File No. 1-3754), incorporated herein by reference.
10.9	Form of Award Agreement related to the issuance of Performance Stock Units	Filed as Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2020, (File No. 1-3754), incorporated herein by reference.
10.10	Form of Award Agreement related to the issuance of Restricted Stock Units	Filed as Exhibit 10.10 to the Company’s Annual Report for the period ended December 31, 2020, (File No. 1-3754), incorporated herein by reference.
10.11	Form of Award Agreement related to the issuance of Key Contributor Stock Units	Filed as Exhibit 10.11 to the Company’s Annual Report for the period ended December 31, 2020, (File No. 1-3754), incorporated herein by reference.
21	Ally Financial Inc. Subsidiaries as of December 31, 2021	Filed herewith.
22.1	Subsidiary Guarantors	Filed as Exhibit 22 to the Company’s Quarterly Report for the period ended March 31, 2020, on Form 10-Q (File No. 1-3754), incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
101	The following information from our 2021 Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.	Filed herewith.
104	The cover page of our 2021 Annual Report on Form 10-K, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.
Item 16.    Form 10-K Summary
None.

Ally Financial Inc. • Form 10-K
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February, 2022.

Ally Financial Inc.
(Registrant)

/S/ JEFFREY J. BROWN
Jeffrey J. Brown
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 25th day of February, 2022.

/S/ JEFFREY J. BROWN	/S/ JENNIFER A. LACLAIR
Jeffrey J. Brown	Jennifer A. LaClair
Chief Executive Officer	Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner
Vice President, Controller, and Chief Accounting Officer

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

/S/ JOHN J. STACK
John J. Stack Director

/S/ MICHAEL F. STEIB
Michael F. Steib Director