Form 10-Q
period 2022-03-31
Ally Financial Inc.
filed 2022-05-02
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022, or

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
Yes ☐                    No ☑
At April 28, 2022, the number of shares outstanding of the Registrant’s common stock was 323,046,067 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956 as amended
BMC	Better Mortgage Company
Board	Ally Board of Directors
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
CFE	Cities for Financial Empowerment
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977 as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as amended
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act as amended
ERMC	Enterprise Risk Management Committee
ESG	Environmental, social, and governance
F&I	Finance and insurance
Fair Square	Fair Square Financial Holdings LLC and its subsidiaries
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991 as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GM	General Motors Company
IB Finance	IB Finance Holding Company, LLC
IRA	Individual retirement account
LCR	Liquidity coverage ratio
LIBOR	London Interbank Offered Rate
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NYSE	New York Stock Exchange
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
PCD	Purchased credit deteriorated

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
SEC	U.S. Securities and Exchange Commission
Series 2 TRUPS	8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I
SOFR	Secured Overnight Financing Rate
SPE	Special-purpose entity
Stellantis	Stellantis N.V.
TDR	Troubled debt restructuring
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions)	2022	2021
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,714	$1,582
Interest on loans held-for-sale	4	5
Interest and dividends on investment securities and other earning assets	188	131
Interest on cash and cash equivalents	2	4
Operating leases	403	370
Total financing revenue and other interest income	2,311	2,092
Interest expense
Interest on deposits	211	306
Interest on short-term borrowings	5	1
Interest on long-term debt	185	250
Total interest expense	401	557
Net depreciation expense on operating lease assets	217	163
Net financing revenue and other interest income	1,693	1,372
Other revenue
Insurance premiums and service revenue earned	280	280
Gain on mortgage and automotive loans, net	14	36
Loss on extinguishment of debt	—	(1)
Other gain on investments, net	5	123
Other income, net of losses	143	127
Total other revenue	442	565
Total net revenue	2,135	1,937
Provision for credit losses	167	(13)
Noninterest expense
Compensation and benefits expense	493	395
Insurance losses and loss adjustment expenses	58	63
Other operating expenses	571	485
Total noninterest expense	1,122	943
Income from continuing operations before income tax expense	846	1,007
Income tax expense from continuing operations	191	211
Net income from continuing operations	655	796
Net income	655	796
Other comprehensive loss, net of tax	(1,633)	(604)
Comprehensive (loss) income	$(978)	$192
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions, except per share data; shares in thousands) (a)	2022	2021
Net income from continuing operations attributable to common stockholders	$627	$796
Net income attributable to common stockholders	$627	$796
Basic weighted-average common shares outstanding (b)	335,678	375,229
Diluted weighted-average common shares outstanding (b)	337,812	377,529
Basic earnings per common share
Net income from continuing operations	$1.87	$2.12
Net income	$1.87	$2.12
Diluted earnings per common share
Net income from continuing operations	$1.86	$2.11
Net income	$1.86	$2.11
Cash dividends declared per common share	$0.30	$0.19
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

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents
Noninterest-bearing	$470	$502
Interest-bearing	3,462	4,560
Total cash and cash equivalents (a)	3,932	5,062
Equity securities	869	1,102
Available-for-sale securities (amortized cost of $35,592 and $33,650) (a)	33,385	33,587
Held-to-maturity securities (fair value of $1,106 and $1,204)	1,159	1,170
Loans held-for-sale, net	471	549
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	125,365	122,268
Allowance for loan losses	(3,301)	(3,267)
Total finance receivables and loans, net	122,064	119,001
Investment in operating leases, net	10,730	10,862
Premiums receivable and other insurance assets	2,730	2,724
Other assets	8,957	8,057
Total assets	$184,297	$182,114
Liabilities
Deposit liabilities
Noninterest-bearing	$175	$150
Interest-bearing	142,300	141,408
Total deposit liabilities	142,475	141,558
Short-term borrowings	3,950	—
Long-term debt	15,885	17,029
Interest payable	302	210
Unearned insurance premiums and service revenue	3,500	3,514
Accrued expenses and other liabilities	2,772	2,753
Total liabilities	168,884	165,064
Contingencies (refer to Note 24)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 506,435,119 and 504,521,535; and outstanding 327,306,298 and 337,940,636)	21,728	21,671
Preferred stock	2,324	2,324
Accumulated deficit	(1,076)	(1,599)
Accumulated other comprehensive loss	(1,791)	(158)
Treasury stock, at cost (179,128,821 and 166,580,899 shares)	(5,772)	(5,188)
Total equity	15,413	17,050
Total liabilities and equity	$184,297	$182,114
(a)Refer to Note 7 for discussion of cash and cash equivalents and investment securities pledged as collateral.
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

($ in millions)	March 31, 2022	December 31, 2021
Assets
Finance receivables and loans, net
Consumer automotive	$7,818	$6,871
Consumer other (a)	—	353
Allowance for loan losses	(263)	(278)
Total finance receivables and loans, net	7,555	6,946
Other assets	633	563
Total assets	$8,188	$7,509
Liabilities
Long-term debt	$797	$1,337
Accrued expenses and other liabilities	2	2
Total liabilities	$799	$1,339
(a)Composed of credit card finance receivables and loans, net.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Table of Content
Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total equity
Balance at January 1, 2021	$21,544	$—	$(4,278)	$631	$(3,194)	$14,703
Net income			796			796
Share-based compensation	22					22
Other comprehensive loss				(604)		(604)
Common stock repurchases					(219)	(219)
Common stock dividends ($0.19 per share)			(73)			(73)
Balance at March 31, 2021	$21,566	$—	$(3,555)	$27	$(3,413)	$14,625
Balance at January 1, 2022	$21,671	$2,324	$(1,599)	$(158)	$(5,188)	$17,050
Net income			655			655
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(12)			(12)
Share-based compensation	57					57
Other comprehensive loss				(1,633)		(1,633)
Common stock repurchases					(584)	(584)
Common stock dividends ($0.30 per share)			(104)			(104)
Balance at March 31, 2022	$21,728	$2,324	$(1,076)	$(1,791)	$(5,772)	$15,413
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2022	2021
Operating activities
Net income	$655	$796
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	339	373
Provision for credit losses	167	(13)
Gain on mortgage and automotive loans, net	(14)	(36)
Other gain on investments, net	(5)	(123)
Loss on extinguishment of debt	—	1
Originations and purchases of loans held-for-sale	(1,355)	(1,175)
Proceeds from sales and repayments of loans held-for-sale	1,465	1,137
Net change in
Deferred income taxes	183	(19)
Interest payable	92	41
Other assets	214	78
Other liabilities	(122)	105
Other, net	22	5
Net cash provided by operating activities	1,641	1,170
Investing activities
Purchases of equity securities	(349)	(472)
Proceeds from sales of equity securities	548	589
Purchases of available-for-sale securities	(3,962)	(10,116)
Proceeds from sales of available-for-sale securities	474	2,327
Proceeds from repayments of available-for-sale securities	1,508	3,612
Purchases of held-to-maturity securities	—	(63)
Proceeds from repayments of held-to-maturity securities	59	118
Purchases of finance receivables and loans held-for-investment	(1,364)	(930)
Proceeds from sales of finance receivables and loans initially held-for-investment	1	164
Originations and repayments of finance receivables and loans held-for-investment and other, net	(2,240)	5,783
Purchases of operating lease assets	(946)	(1,269)
Disposals of operating lease assets	865	780
Net change in nonmarketable equity investments	(116)	29
Other, net	(163)	(100)
Net cash (used in) provided by investing activities	(5,685)	452

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2022	2021
Financing activities
Net change in short-term borrowings	3,950	(2,136)
Net increase in deposits	916	2,545
Proceeds from issuance of long-term debt	1,059	56
Repayments of long-term debt	(2,222)	(1,340)
Repurchases of common stock	(584)	(219)
Common stock dividends paid	(104)	(73)
Preferred stock dividends paid	(28)	—
Net cash provided by (used in) financing activities	2,987	(1,167)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	2	2
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,055)	457
Cash and cash equivalents and restricted cash at beginning of year	5,670	16,574
Cash and cash equivalents and restricted cash at March 31,	$4,615	$17,031
Supplemental disclosures
Cash paid for
Interest	$292	$492
Income taxes	21	4
Noncash items
Loans held-for-sale transferred to finance receivables and loans held-for-investment	25	4
Additions of property and equipment	—	46
Finance receivables and loans held-for-investment transferred to loans held-for-sale	—	329
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

March 31, ($ in millions)	2022	2021
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$3,932	$15,778
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	683	1,253
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$4,615	$17,031
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
The Condensed Consolidated Financial Statements at March 31, 2022, and for the three months ended March 31, 2022, and 2021, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed on February 25, 2022, with the SEC.
Significant Accounting Policies
Income Taxes
In calculating the provision for interim income taxes, in accordance with ASC 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. This method differs from that described in Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K, which describes our annual significant income tax accounting policy and related methodology.
Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K regarding additional significant accounting policies.
Recently Issued Accounting Standards
Fair Value Hedging—Portfolio Layer Method (ASU 2022-01)
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. The purpose of this guidance is to expand the current last-of-layer method to allow multiple hedged layers of a single closed portfolio. This change will allow hedge accounting to be achieved using different types of derivatives and layering techniques, including the use of amortizing swaps with clarification that such a trade would be viewed as being a single layer. Under this expanded scope, both prepayable and nonprepayable financial assets may be included in a single closed portfolio hedge. In addition, the guidance provides clarifications to breach requirements and disclosures. As a result of this change, the last-of-layer method has been renamed the portfolio layer method. The amendments are effective on January 1, 2023, with early adoption permitted. The amendments must be applied using a prospective approach and will not have a material impact upon adoption.
Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02)
In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The purpose of this guidance is twofold. First, the guidance eliminates TDR recognition and measurement guidance that has been deemed no longer necessary under CECL. The guidance also adds a requirement to incorporate current year gross charge-offs by origination year into the vintage tables. With respect to the TDR impacts, under CECL, credit losses for financial assets measured at amortized cost are determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. Therefore, credit losses on financial assets that have been modified as TDRs would have largely been incorporated in the allowance upon initial recognition. Under ASU 2022-02, we will be required to evaluate whether loan modifications previously characterized as TDRs represent a new loan or a continuation of an existing loan in accordance with ASC Topic 310, Receivables. The guidance also adds new disclosures that will require an entity to provide information related to loan modifications that are made to borrowers that are deemed to be in financial difficulty. The amendments are effective on January 1, 2023, with early adoption permitted. The amendments must be applied using a prospective approach; however, for the transition away from TDRs, the amendments may be adopted using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption. Management is currently evaluating the impact of these amendments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
2.    Acquisitions
On December 1, 2021, we acquired 100% of the equity of Fair Square Financial Holdings LLC and its subsidiaries, including Fair Square Financial LLC (collectively, Fair Square) for $741 million in cash. Fair Square, which we rebranded Ally Credit Card, is a digital-first, nonbank credit-card company that operates in the United States. Fair Square operates as a wholly owned subsidiary of Ally. We applied the acquisition method of accounting to this transaction, which generally requires the initial recognition of assets acquired, including identifiable intangible assets, and liabilities assumed at their respective fair value. Goodwill is recognized as the excess of the acquisition price after the recognition of the net assets, including the identifiable intangible assets. Beginning in December 2021, financial information related to Fair Square is included within Corporate and Other.
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
(a)Includes $22 million of PCD loans that have experienced a more-than-insignificant deterioration of credit quality since origination. We recognized an initial allowance for loan losses of $12 million on these PCD loans.
(b)The weighted average amortization period on the acquired intangible assets is 7 years. Refer to Note 11 for further information on our intangible assets.
The goodwill of $479 million arising from the acquisition consists largely of expected growth of the business as we leverage the Ally brand and our marketing capabilities to scale the acquired credit card provider and expand the suite of financial products we offer to our existing growing customer base. The goodwill recognized is generally expected to be amortized for income tax purposes over a 15-year period. Refer to Note 11 for the carrying amount of goodwill at the beginning and end of the reporting period.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents a disaggregated view of our revenue from contracts with customers. For further information regarding our revenue recognition policies and details about the nature of our respective revenue streams, refer to Note 1 and Note 3 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2022
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$162	$—	$—	$—	$162
Remarketing fee income	27	—	—	—	—	27
Brokerage commissions and other revenue	—	—	—	—	11	11
Banking fees and interchange income (d) (e)	—	—	—	—	11	11
Brokered/agent commissions	—	4	—	—	—	4
Other	5	—	—	—	1	6
Total revenue from contracts with customers	32	166	—	—	23	221
All other revenue	36	104	14	24	43	221
Total other revenue (f)	$68	$270	$14	$24	$66	$442
2021
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$155	$—	$—	$—	$155
Remarketing fee income	27	—	—	—	—	27
Brokerage commissions and other revenue	—	—	—	—	20	20
Banking fees and interchange income	—	—	—	—	6	6
Brokered/agent commissions	—	4	—	—	—	4
Other	6	—	—	—	—	6
Total revenue from contracts with customers	33	159	—	—	26	218
All other revenue	29	220	40	26	32	347
Total other revenue (f)	$62	$379	$40	$26	$58	$565
(a)We had opening balances of $3.1 billion and $3.0 billion in unearned revenue associated with outstanding contracts at December 31, 2021, and 2020, respectively, and $231 million and $225 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended March 31, 2022, and 2021, respectively.
(b)At March 31, 2022, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $648 million during the remainder of 2022, $794 million in 2023, $644 million in 2024, $448 million in 2025, and $490 million thereafter. At March 31, 2021, we had unearned revenue of $3.0 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.8 billion and $1.9 billion at March 31, 2022, and December 31, 2021, respectively, and recognized $137 million of expense during the three months ended March 31, 2022. We had deferred insurance assets of $1.8 billion at both March 31, 2021, and December 31, 2020, and recognized $132 million of expense during the three months ended March 31, 2021.
(d)Effective May 25, 2021, we eliminated all overdraft fees for Ally Bank deposit accounts.
(e)Interchange income is reported net of customer rewards. Customer rewards expense was $3 million for the three months ended March 31, 2022.
(f)Represents a component of total net revenue. Refer to Note 23 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $50 million and $64 million for the three months ended March 31, 2022, and 2021, respectively, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
4.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended March 31,
($ in millions)	2022	2021
Late charges and other administrative fees	$37	$31
Remarketing fees	27	27
Income from equity-method investments	20	14
(Loss) gain on nonmarketable equity investments, net	(1)	4
Other, net	60	51
Total other income, net of losses	$143	$127
5.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2022	2021
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$122	$129
Less: Reinsurance recoverable	81	90
Net reserves for insurance losses and loss adjustment expenses at January 1,	41	39
Net insurance losses and loss adjustment expenses incurred related to:
Current year	61	64
Prior years (a)	(3)	(1)
Total net insurance losses and loss adjustment expenses incurred	58	63
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(36)	(36)
Prior years	(20)	(23)
Total net insurance losses and loss adjustment expenses paid or payable	(56)	(59)
Net reserves for insurance losses and loss adjustment expenses at March 31,	43	43
Plus: Reinsurance recoverable	80	89
Total gross reserves for insurance losses and loss adjustment expenses at March 31,	$123	$132
(a)There have been no material adverse changes to the reserve for prior years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
6.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended March 31,
($ in millions)	2022	2021
Insurance commissions	$149	$136
Technology and communications	97	78
Advertising and marketing	72	41
Lease and loan administration	51	55
Professional services	43	33
Property and equipment depreciation	39	36
Regulatory and licensing fees	26	18
Vehicle remarketing and repossession	20	21
Amortization of intangible assets (a)	8	5
Other	66	62
Total other operating expenses	$571	$485
(a)Refer to Note 11 for further information on our intangible assets.

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

	March 31, 2022				December 31, 2021
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,517	$—	$(130)	$2,387	$2,173	$2	$(20)	$2,155
U.S. States and political subdivisions	886	3	(47)	842	841	27	(4)	864
Foreign government	161	—	(8)	153	157	2	(2)	157
Agency mortgage-backed residential	20,100	12	(1,178)	18,934	19,044	219	(224)	19,039
Mortgage-backed residential	5,158	1	(320)	4,839	4,448	11	(34)	4,425
Agency mortgage-backed commercial	4,371	12	(433)	3,950	4,573	66	(113)	4,526
Asset-backed	499	—	(16)	483	536	1	(3)	534
Corporate debt	1,900	3	(106)	1,797	1,878	30	(21)	1,887
Total available-for-sale securities (a) (b) (c) (d) (e)	$35,592	$31	$(2,238)	$33,385	$33,650	$358	$(421)	$33,587
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,159	$8	$(61)	$1,106	$1,170	$48	$(14)	$1,204
Total held-to-maturity securities (e) (f)	$1,159	$8	$(61)	$1,106	$1,170	$48	$(14)	$1,204
(a)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million and $13 million at March 31, 2022, and December 31, 2021, respectively.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 19 for additional information.
(c)Available-for-sale securities with a fair value of $227 million and $203 million at March 31, 2022, and December 31, 2021, respectively, were pledged for purposes as required by contractual obligation or law. Under these agreements, we granted the counterparty the right to sell or pledge the underlying investment securities.
(d)Totals do not include accrued interest receivable, which was $88 million and $84 million at March 31, 2022, and December 31, 2021, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(e)There was no allowance for credit losses recorded at March 31, 2022, or December 31, 2021, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(f)Totals do not include accrued interest receivable, which was $2 million and $3 million at March 31, 2022, and December 31, 2021, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2022
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,387	1.3%	$286	1.0%	$600	1.1%	$1,501	1.4%	$—	—%
U.S. States and political subdivisions	842	3.0	37	2.3	75	2.8	131	3.3	599	3.0
Foreign government	153	1.6	1	1.0	88	1.6	64	1.7	—	—
Agency mortgage-backed residential	18,934	2.5	—	—	—	—	23	2.0	18,911	2.5
Mortgage-backed residential	4,839	2.6	—	—	—	—	20	2.9	4,819	2.6
Agency mortgage-backed commercial	3,950	2.0	—	—	—	—	1,117	2.3	2,833	1.8
Asset-backed	483	1.8	—	—	336	1.9	139	1.5	8	3.4
Corporate debt	1,797	2.3	69	2.4	814	2.2	901	2.3	13	3.0
Total available-for-sale securities	$33,385	2.3	$393	1.4	$1,913	1.8	$3,896	2.0	$27,183	2.4
Amortized cost of available-for-sale securities	$35,592		$394		$1,979		$4,135		$29,084
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,159	2.8%	$—	—%	$—	—%	$—	—%	$1,159	2.8%
Total held-to-maturity securities	$1,159	2.8	$—	—	$—	—	$—	—	$1,159	2.8
December 31, 2021
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,155	1.1%	$288	1.0%	$525	0.9%	$1,342	1.2%	$—	—%
U.S. States and political subdivisions	864	3.0	26	1.6	77	2.8	128	3.3	633	3.0
Foreign government	157	1.9	2	2.1	97	2.0	58	1.8	—	—
Agency mortgage-backed residential	19,039	2.5	—	—	—	—	26	2.0	19,013	2.5
Mortgage-backed residential	4,425	2.6	—	—	—	—	23	2.9	4,402	2.6
Agency mortgage-backed commercial	4,526	1.9	—	—	26	2.4	1,578	2.4	2,922	1.7
Asset-backed	534	1.9	—	—	350	2.0	175	1.5	9	3.4
Corporate debt	1,887	2.3	54	2.9	830	2.3	994	2.3	9	2.5
Total available-for-sale securities	$33,587	2.3	$370	1.3	$1,905	1.9	$4,324	2.0	$26,988	2.4
Amortized cost of available-for-sale securities	$33,650		$368		$1,893		$4,291		$27,098
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,170	2.8%	$—	—%	$—	—%	$—	—%	$1,170	2.8%
Total held-to-maturity securities	$1,170	2.8	$—	—	$—	—	$—	—	$1,170	2.8
(a)Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.
The balances of cash equivalents were $92 million and $40 million at March 31, 2022, and December 31, 2021, respectively, and were composed primarily of money-market funds and short-term securities, including U.S. Treasury bills. $33 million of these securities were pledged as collateral as of March 31, 2022. We granted the counterparty the right to sell or pledge these securities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents interest and dividends on investment securities.

	Three months ended March 31,
($ in millions)	2022	2021
Taxable interest	$174	$114
Taxable dividends	4	5
Interest and dividends exempt from U.S. federal income tax	5	5
Interest and dividends on investment securities	$183	$124
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended March 31,
($ in millions)	2022	2021
Available-for-sale securities
Gross realized gains	$18	$32
Net realized gains on available-for-sale securities	18	32
Net realized gain on equity securities	52	74
Net unrealized (loss) gain on equity securities	(65)	17
Other gain on investments, net	$5	$123
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of March 31, 2022, and December 31, 2021. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch. They represent a composite of the ratings or, where credit ratings cannot be sourced from the agencies, are presented based on the asset type. All of our held-to-maturity securities were current in their payment of principal and interest as of March 31, 2022, and December 31, 2021. We have not recorded any interest income reversals on our held-to-maturity securities during the three months ended March 31, 2022, or 2021.

	March 31, 2022		December 31, 2021
($ in millions)	AA	Total (a)	AA	Total (a)
Debt securities
Agency mortgage-backed residential	$1,159	$1,159	$1,170	$1,170
Total held-to-maturity securities	$1,159	$1,159	$1,170	$1,170
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K. As of March 31, 2022, and December 31, 2021, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. We have not recorded any interest income reversals on our available-for-sale securities during the three months ended March 31, 2022, or 2021.

	March 31, 2022				December 31, 2021
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,952	$(93)	$425	$(37)	$1,682	$(20)	$—	$—
U.S. States and political subdivisions	541	(44)	41	(3)	160	(3)	31	(1)
Foreign government	115	(5)	26	(3)	76	(2)	7	—
Agency mortgage-backed residential	13,237	(709)	4,416	(469)	12,244	(223)	38	(1)
Mortgage-backed residential	4,716	(319)	19	(1)	3,243	(34)	22	—
Agency mortgage-backed commercial	2,713	(292)	868	(141)	2,553	(70)	749	(43)
Asset-backed	459	(16)	3	—	360	(3)	—	—
Corporate debt	1,249	(75)	261	(31)	970	(18)	49	(3)
Total available-for-sale securities	$24,982	$(1,553)	$6,059	$(685)	$21,288	$(373)	$896	$(48)
During the three months ended March 31, 2022, and 2021, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at March 31, 2022, or December 31, 2021.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
8.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	March 31, 2022	December 31, 2021
Consumer
Consumer automotive (a)	$78,911	$78,252
Consumer mortgage
Mortgage Finance (b)	18,372	17,644
Mortgage — Legacy (c)	341	368
Total consumer mortgage	18,713	18,012
Consumer other
Personal Lending (d)	1,209	1,009
Credit Card (e)	1,036	953
Total consumer other	2,245	1,962
Total consumer	99,869	98,226
Commercial
Commercial and industrial
Automotive	13,497	12,229
Other	6,997	6,874
Commercial real estate	5,002	4,939
Total commercial	25,496	24,042
Total finance receivables and loans (f) (g)	$125,365	$122,268
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 19 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $5 million at both March 31, 2022, and December 31, 2021. All of these loans have exited the interest-only period.
(c)Includes loans originated as interest-only mortgage loans of $20 million and $21 million at March 31, 2022, and December 31, 2021, respectively, of which all have exited the interest-only period.
(d)Includes $7 million of finance receivables at both March 31, 2022, and December 31, 2021, for which we have elected the fair value option.
(e)Refer to Note 2 for information regarding our acquisition of Fair Square.
(f)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.3 billion at both March 31, 2022, and December 31, 2021.
(g)Totals do not include accrued interest receivable, which was $527 million and $514 million at March 31, 2022, and December 31, 2021, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet. Billed interest on our credit card loans is included within finance receivables and loans, net.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months ended March 31, 2022, and March 31, 2021.

Three months ended March 31, 2022 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2022	$2,769	$27	$221	$250	$3,267
Charge-offs (b)	(276)	(1)	(24)	—	(301)
Recoveries	163	3	1	1	168
Net charge-offs	(113)	2	(23)	1	(133)
Provision for credit losses	107	(3)	59	4	167
Other	—	—	1	(1)	—
Allowance at March 31, 2022	$2,763	$26	$258	$254	$3,301
(a)Excludes $7 million of finance receivables and loans at both March 31, 2022, and December 31, 2021, for which we have elected the fair value option and incorporate no allowance for loan losses.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for information regarding our charge-off policies.

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
(a)Excludes $8 million of finance receivables and loans at both March 31, 2021, and December 31, 2020, for which we have elected the fair value option and incorporate no allowance for loan losses.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for information regarding our charge-off policies.
The following table presents information about significant sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale based on net carrying value.

	Three months ended March 31,
($ in millions)	2022	2021
Consumer mortgage	$—	$329
Total sales and transfers	$—	$329
The following table presents information about significant purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended March 31,
($ in millions)	2022	2021
Consumer automotive	$493	$577
Consumer mortgage	825	188
Total purchases of finance receivables and loans	$1,318	$765

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Nonaccrual Loans
The following tables present the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of March 31, 2022, and December 31, 2021.

		March 31, 2022
($ in millions)	Nonaccrual status at Jan. 1, 2022	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,078	$1,072	$422
Consumer mortgage
Mortgage Finance	59	51	41
Mortgage — Legacy	26	24	23
Total consumer mortgage	85	75	64
Consumer other
Personal Lending	5	6	—
Credit Card	11	14	—
Total consumer other	16	20	—
Total consumer	1,179	1,167	486
Commercial
Commercial and industrial
Automotive	33	3	2
Other	221	217	47
Commercial real estate	3	1	1
Total commercial	257	221	50
Total finance receivables and loans	$1,436	$1,388	$536
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
We recorded interest income from cash payments associated with finance receivables and loans in nonaccrual status of $3 million for the three months ended March 31, 2022, compared to $2 million for the three months ended March 31, 2021.

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

	Origination year							Revolving loans converted to term
March 31, 2022 ($ in millions)	2022	2021	2020	2019	2018	2017 and prior	Revolving loans		Total
Consumer automotive
Current	$10,120	$31,561	$15,171	$10,051	$5,678	$4,186	$—	$—	$76,767
30–59 days past due	17	512	314	272	184	179	—	—	1,478
60–89 days past due	1	153	105	86	55	52	—	—	452
90 or more days past due	—	59	42	42	31	40	—	—	214
Total consumer automotive	10,138	32,285	15,632	10,451	5,948	4,457	—	—	78,911
Consumer mortgage
Mortgage Finance
Current	895	10,614	2,079	895	655	3,132	—	—	18,270
30–59 days past due	3	23	3	4	6	15	—	—	54
60–89 days past due	—	1	1	1	2	2	—	—	7
90 or more days past due	—	3	—	5	11	22	—	—	41
Total Mortgage Finance	898	10,641	2,083	905	674	3,171	—	—	18,372
Mortgage — Legacy
Current	—	—	—	—	—	75	221	20	316
30–59 days past due	—	—	—	—	—	2	1	1	4
60–89 days past due	—	—	—	—	—	1	—	—	1
90 or more days past due	—	—	—	—	—	12	6	2	20
Total Mortgage — Legacy	—	—	—	—	—	90	228	23	341
Total consumer mortgage	898	10,641	2,083	905	674	3,261	228	23	18,713
Consumer other
Personal Lending
Current	375	681	104	15	3	1	—	—	1,179
30–59 days past due	2	7	1	—	—	—	—	—	10
60–89 days past due	—	6	1	—	—	—	—	—	7
90 or more days past due	—	5	1	—	—	—	—	—	6
Total Personal Lending (a)	377	699	107	15	3	1	—	—	1,202
Credit Card
Current	—	—	—	—	—	—	1,008	—	1,008
30–59 days past due	—	—	—	—	—	—	8	—	8
60–89 days past due	—	—	—	—	—	—	6	—	6
90 or more days past due	—	—	—	—	—	—	14	—	14
Total Credit Card	—	—	—	—	—	—	1,036	—	1,036
Total consumer other	377	699	107	15	3	1	1,036	—	2,238
Total consumer	$11,413	$43,625	$17,822	$11,371	$6,625	$7,719	$1,264	$23	$99,862
(a)Excludes $7 million of finance receivables at March 31, 2022, for which we have elected the fair value option.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2021 ($ in millions)	2021	2020	2019	2018	2017	2016 and prior	Revolving loans		Total
Consumer automotive
Current	$35,222	$17,218	$11,512	$6,692	$3,403	$1,911	$—	$—	$75,958
30–59 days past due	424	353	334	226	139	101	—	—	1,577
60–89 days past due	115	114	108	70	41	28	—	—	476
90 or more days past due	41	51	56	40	27	26	—	—	241
Total consumer automotive	35,802	17,736	12,010	7,028	3,610	2,066	—	—	78,252
Consumer mortgage
Mortgage Finance
Current	10,169	2,212	977	744	1,041	2,363	—	—	17,506
30–59 days past due	50	3	3	7	2	12	—	—	77
60–89 days past due	8	—	1	—	—	5	—	—	14
90 or more days past due	—	—	5	16	7	19	—	—	47
Total Mortgage Finance	10,227	2,215	986	767	1,050	2,399	—	—	17,644
Mortgage — Legacy
Current	—	—	—	—	—	79	238	23	340
30–59 days past due	—	—	—	—	—	2	1	—	3
60–89 days past due	—	—	—	—	—	1	—	1	2
90 or more days past due	—	—	—	—	—	15	5	3	23
Total Mortgage — Legacy	—	—	—	—	—	97	244	27	368
Total consumer mortgage	10,227	2,215	986	767	1,050	2,496	244	27	18,012
Consumer other
Personal Lending
Current	821	133	18	5	1	—	—	—	978
30–59 days past due	9	2	—	—	—	—	—	—	11
60–89 days past due	6	1	1	—	—	—	—	—	8
90 or more days past due	4	1	—	—	—	—	—	—	5
Total Personal Lending (a)	840	137	19	5	1	—	—	—	1,002
Credit Card
Current	—	—	—	—	—	—	932	—	932
30–59 days past due	—	—	—	—	—	—	6	—	6
60–89 days past due	—	—	—	—	—	—	5	—	5
90 or more days past due	—	—	—	—	—	—	10	—	10
Total Credit Card	—	—	—	—	—	—	953	—	953
Total consumer other	840	137	19	5	1	—	953	—	1,955
Total consumer	$46,869	$20,088	$13,015	$7,800	$4,661	$4,562	$1,197	$27	$98,219
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

	Origination year							Revolving loans converted to term
March 31, 2022 ($ in millions)	2022	2021	2020	2019	2018	2017 and prior	Revolving loans		Total
Commercial and industrial
Automotive
Pass	$70	$350	$163	$95	$45	$61	$12,121	$—	$12,905
Special mention	—	2	1	5	12	42	469	—	531
Substandard	—	—	1	1	1	—	58	—	61
Total automotive	70	352	165	101	58	103	12,648	—	13,497
Other
Pass	232	661	447	288	62	137	4,033	99	5,959
Special mention	—	15	169	96	44	133	111	20	588
Substandard	—	—	22	94	—	166	55	21	358
Doubtful	—	—	—	—	—	82	7	3	92
Total other	232	676	638	478	106	518	4,206	143	6,997
Commercial real estate
Pass	302	1,285	1,027	781	523	919	8	9	4,854
Special mention	—	7	5	98	4	30	—	—	144
Substandard	—	—	—	—	—	4	—	—	4
Total commercial real estate	302	1,292	1,032	879	527	953	8	9	5,002
Total commercial	$604	$2,320	$1,835	$1,458	$691	$1,574	$16,862	$152	$25,496

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2021 ($ in millions)	2021	2020	2019	2018	2017	2016 and prior	Revolving loans		Total
Commercial and industrial
Automotive
Pass	$347	$190	$112	$49	$23	$56	$10,741	$—	$11,518
Special mention	7	1	7	15	31	18	589	—	668
Substandard	—	1	—	1	—	—	41	—	43
Total automotive	354	192	119	65	54	74	11,371	—	12,229
Other
Pass	739	448	374	86	99	68	4,032	83	5,929
Special mention	15	169	96	21	10	122	93	17	543
Substandard	—	22	95	—	140	83	13	23	376
Doubtful	—	—	—	—	—	26	—	—	26
Total other	754	639	565	107	249	299	4,138	123	6,874
Commercial real estate
Pass	1,298	1,060	873	604	342	653	3	8	4,841
Special mention	13	5	29	7	18	19	—	—	91
Substandard	—	—	—	—	—	7	—	—	7
Total commercial real estate	1,311	1,065	902	611	360	679	3	8	4,939
Total commercial	$2,419	$1,896	$1,586	$783	$663	$1,052	$15,512	$131	$24,042
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
March 31, 2022
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$13,497	$13,497
Other	—	—	1	1	6,996	6,997
Commercial real estate	—	—	—	—	5,002	5,002
Total commercial	$—	$—	$1	$1	$25,495	$25,496
December 31, 2021
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$12,229	$12,229
Other	—	—	1	1	6,873	6,874
Commercial real estate	—	—	—	—	4,939	4,939
Total commercial	$—	$—	$1	$1	$24,041	$24,042
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For consumer automotive loans, we may offer several types of assistance to aid our customers, including payment extensions and rewrites of the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at amortized cost were $2.3 billion and $2.4 billion at March 31, 2022, and December 31, 2021, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $19 million and $18 million at March 31, 2022, and December 31, 2021, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for additional information.
The following table presents information related to finance receivables and loans recorded at amortized cost modified in connection with a TDR during the period.

	2022			2021
Three months ended March 31, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive	13,451	$231	$227	25,590	$472	$466
Consumer mortgage
Mortgage Finance	6	5	5	5	4	4
Mortgage — Legacy	4	1	1	1	—	—
Total consumer mortgage	10	6	6	6	4	4
Consumer other
Credit Card	351	1	1	—	—	—
Total consumer other	351	1	1	—	—	—
Total consumer	13,812	238	234	25,596	476	470
Commercial
Commercial and industrial
Other	1	34	34	1	33	33
Total commercial	1	34	34	1	33	33
Total finance receivables and loans	13,813	$272	$268	25,597	$509	$503
The following table presents information about finance receivables and loans recorded at amortized cost that have redefaulted during the reporting period and were within 12 months or less of being modified as a TDR. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy (refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for additional information) except for commercial finance receivables and loans, where redefault is defined as 90 days past due.

	2022			2021
Three months ended March 31, ($ in millions)	Number of loans	Amortized cost	Charge-off amount	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	2,111	$31	$13	2,814	$33	$20
Consumer mortgage
Mortgage Finance	2	2	—	—	—	—
Mortgage — Legacy	—	—	—	2	—	—
Total consumer mortgage	2	2	—	2	—	—
Total consumer finance receivables and loans	2,113	$33	$13	2,816	$33	$20
9.    Leasing
Ally as the Lessee
We have operating leases for our corporate facilities, which have remaining lease terms of 4 months to 7 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend the leases for periods that range from 1 to 15 years. Some of those lease agreements also include options to terminate the leases in periods that range from approximately 5 to 6 years after the commencement of the leases. We have not included any of these term extensions or termination provisions in our estimates of the lease term, as we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
During the three months ended March 31, 2022, and March 31, 2021, we paid $10 million and $13 million, respectively, in cash for amounts included in the measurement of lease liabilities. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the three months ended March 31, 2022, and March 31, 2021, we obtained $12 million and $337 million, respectively, of ROU assets in exchange for new lease liabilities. As of March 31, 2022, the weighted-average remaining lease term of our operating lease portfolio was 5 years, and the weighted-average discount rate was 2.14%, compared to 6 years and 1.96% as of December 31, 2021.
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of March 31, 2022, and that have noncancelable lease terms expiring after March 31, 2022.

($ in millions)
2022	$28
2023	29
2024	23
2025	18
2026	17
2027 and thereafter	28
Total undiscounted cash flows	143
Difference between undiscounted cash flows and discounted cash flows	(8)
Total lease liability	$135
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
In February 2022, we provided notice of our intent to exercise the purchase option for an operations center in Lewisville, Texas, which consisted of a leased facility. Upon exercise of the purchase option, the lease was reassessed and presented as a financing lease at March 31, 2022. The lease liability includes payments inherent in the purchase obligation totaling $42 million. The expense associated with the lease for the period in which it met the criteria for classification as a finance lease was not material. The purchase is scheduled to close in 2022.
The following table details the components of total net operating lease expense.

	Three months ended March 31,
($ in millions)	2022	2021
Operating lease expense	$8	$12
Variable lease expense	1	2
Total lease expense, net (a)	$9	$14
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
When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of March 31, 2022, and December 31, 2021, consumer operating leases with a carrying value, net of accumulated depreciation, of $120 million and $165 million, respectively, were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.
The following table details our investment in operating leases.

($ in millions)	March 31, 2022	December 31, 2021
Vehicles	$12,316	$12,384
Accumulated depreciation	(1,586)	(1,522)
Investment in operating leases, net	$10,730	$10,862
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after March 31, 2022.

($ in millions)
2022	$1,201
2023	1,247
2024	623
2025	169
2026	13
Total lease payments from operating leases	$3,253
We recognized operating lease revenue of $403 million for the three months ended March 31, 2022, and $370 million for the three months ended March 31, 2021. Depreciation expense on operating lease assets includes net remarketing gains recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended March 31,
($ in millions)	2022	2021
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$267	$227
Remarketing gains, net	(50)	(64)
Net depreciation expense on operating lease assets	$217	$163
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $2 million during the three months ended March 31, 2022, and $5 million during the three months ended March 31, 2021.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet was $461 million and $470 million as of March 31, 2022, and December 31, 2021, respectively. This includes lease payment receivables of $448 million and $457 million at March 31, 2022, and December 31, 2021, respectively, and unguaranteed residual assets of $13 million at both March 31, 2022, and December 31, 2021, respectively. Interest income on finance lease receivables was $7 million for the three months ended March 31, 2022, and $6 million for the three months ended March 31, 2021, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after March 31, 2022.

($ in millions)
2022	$121
2023	140
2024	114
2025	65
2026	38
2027 and thereafter	17
Total undiscounted cash flows	495
Difference between undiscounted cash flows and discounted cash flows	(447)
Present value of lease payments recorded as lease receivable	$48
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
There were no sales of financial assets into nonconsolidated VIEs for both the three months ended March 31, 2022, and March 31, 2021.
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
Refer to Note 1 and Note 11 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for further description of our securitization activities and our involvement with VIEs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents our involvement in consolidated and nonconsolidated VIEs in which we hold variable interests. We have excluded certain transactions with nonconsolidated entities from the balances presented in the table below, where our only continuing involvement relates to financial interests obtained through the ordinary course of business, primarily from lending and investing arrangements. For additional detail related to the assets and liabilities of consolidated variable interest entities refer to the Condensed Consolidated Balance Sheet.

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
March 31, 2022
On-balance sheet variable interest entities
Consumer automotive	$19,016	(b)	$917	(c)	$—	$—
Off-balance sheet variable interest entities
Commercial other	1,869	(d)	716	(e)	—	2,423	(f)
Consumer other (g)	—		—		13	13
Total	$20,885		$1,633		$13	$2,436
December 31, 2021
On-balance sheet variable interest entities
Consumer automotive	$18,158	(b)	$1,162	(c)	$—	$—
Consumer other (g)	318		300		—	—
Off-balance sheet variable interest entities
Commercial other	1,814	(d)	726	(e)	—	2,416	(f)
Total	$20,290		$2,188		$—	$2,416
(a)Asset values represent the current unpaid principal balance of outstanding credit card finance receivables and loans within the VIEs.
(b)Includes $10.8 billion and $11.0 billion of assets that were not encumbered by VIE beneficial interests held by third parties at March 31, 2022, and December 31, 2021, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $118 million and $124 million of liabilities that were not obligations to third-party beneficial interest holders at March 31, 2022, and December 31, 2021, respectively.
(d)Amounts are classified as other assets except for $1 million and $8 million classified as equity securities at March 31, 2022, and December 31, 2021, respectively.
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
(g)Represents balances from our credit card business.
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the three months ended March 31, 2022, and 2021. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

	Three months ended March 31,
($ in millions)	2022	2021
Consumer other (a)
Cash proceeds from transfers completed during the period	$12	$—
Servicing fees	1	—
Total	$13	$—
(a)Represents activity from our credit card business.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Delinquencies and Net Credit Losses
During both the three months ended March 31, 2022, and 2021, we did not recognize any net credit losses from off-balance sheet securitizations where we have continuing involvement.
The following table presents quantitative information about delinquencies and net credit losses for off-balance sheet whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Whole-loan sales (a)
Consumer other	$13	$4	$—	$—
Total	$13	$4	$—	$—
(a)Whole-loan sales are not part of a securitization transaction, but represent credit card pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
11.    Other Assets
The components of other assets were as follows.

($ in millions)	March 31, 2022	December 31, 2021
Property and equipment at cost (a)	$2,178	$2,139
Accumulated depreciation	(980)	(955)
Net property and equipment	1,198	1,184
Investment in qualified affordable housing projects	1,373	1,378
Nonmarketable equity investments	1,116	998
Goodwill	822	822
Net deferred tax assets	625	254
Accrued interest, fees, and rent receivables	609	600
Restricted cash held for securitization trusts (b)	583	516
Equity-method investments (c)	544	472
Other accounts receivable	293	127
Net intangible assets	121	129
Operating lease right-of-use assets	111	148
Restricted cash and cash equivalents (d)	100	92
Finance lease right-of-use assets (e)	44	—
Other assets	1,418	1,337
Total other assets	$8,957	$8,057
(a)Balance includes a new corporate facility purchased during the year ended December 31, 2021. Refer to Note 9 for additional information.
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
(e)For additional information on finance lease right-of-use assets, refer to Note 9.
The total carrying value of the nonmarketable equity investments held at March 31, 2022, and December 31, 2021, including cumulative unrealized gains and losses was as follows.

($ in millions)	March 31, 2022	December 31, 2021
FHLB stock	$407	$289
FRB stock	449	449
Equity securities without a readily determinable fair value
Cost basis	90	89
Adjustments
Upward adjustments	183	183
Downward adjustments (including impairment)	(13)	(12)
Carrying amount, equity securities without a readily determinable fair value	260	260
Nonmarketable equity investments	$1,116	$998

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
During the three months ended March 31, 2022, and 2021, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of March 31, 2022, and 2021, were as follows.

	Three months ended March 31,
($ in millions)	2022	2021
Upward adjustments	$1	$2
Downward adjustments (including impairment) (a)	$(2)	$(1)
(a)No impairment on FHLB and FRB stock was recognized during both the three months ended March 31, 2022, and 2021.
Total (loss) gain on nonmarketable equity investments, net, which includes both realized and unrealized gains and losses was a loss of $1 million and a gain of $4 million for the three months ended March 31, 2022, and March 31, 2021, respectively.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2020	$20	$27	$296	$343
Goodwill acquired	—	—	479	479
Goodwill at December 31, 2021	$20	$27	$775	$822
Goodwill acquired	—	—	—	—
Goodwill at March 31, 2022	$20	$27	$775	$822
(a)Includes $479 million of goodwill associated with Ally Credit Card at both March 31, 2022, and December 31, 2021, and $153 million of goodwill associated with Ally Lending at both March 31, 2022, and December 31, 2021, and $143 million of goodwill associated with Ally Invest at both March 31, 2022, and December 31, 2021.
The net carrying value of intangible assets by class was as follows.

	March 31, 2022 (a)			December 31, 2021
($ in millions)	Gross intangible assets	Accumulated amortization	Net carrying value	Gross intangible assets	Accumulated amortization	Net carrying value
Technology	$83	$(12)	$71	$83	$(9)	$74
Customer lists	58	(44)	14	58	(42)	16
Purchased credit card relationships	25	(1)	24	25	—	25
Trademarks	2	—	2	2	—	2
Other	39	(29)	10	39	(27)	12
Total intangible assets	$207	$(86)	$121	$207	$(78)	$129
(a)We expect to recognize amortization expense of $23 million during the remainder of 2022, $25 million in 2023, $18 million in 2024, $14 million in 2025, and $14 million in 2026.
12.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	March 31, 2022	December 31, 2021
Noninterest-bearing deposits	$175	$150
Interest-bearing deposits
Savings, money market, and checking accounts	106,411	102,455
Certificates of deposit	35,889	38,953
Total deposit liabilities	$142,475	$141,558
At March 31, 2022, and December 31, 2021, certificates of deposit included $6.6 billion and $7.2 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
13.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	March 31, 2022			December 31, 2021
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$2,950	$2,950	$—	$—	$—
Other (b)	—	1,000	1,000	—	—	—
Total short-term borrowings	$—	$3,950	$3,950	$—	$—	$—
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
(b)Represents a loan participation agreement that did not meet the requirements for derecognition and was therefore accounted for as a secured borrowing.
Long-Term Debt
The following tables present the composition of our long-term debt portfolio.

	March 31, 2022			December 31, 2021
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$384	$3,789	$4,173	$1,028	$4,841	$5,869
Due after one year	8,421	3,291	11,712	8,382	2,778	11,160
Total long-term debt (b)	$8,805	$7,080	$15,885	$9,410	$7,619	$17,029
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 19 for additional information.
(b)Includes advances, net of hedge basis adjustments, from the FHLB of Pittsburgh of $6.3 billion at both March 31, 2022, and December 31, 2021.
The following table presents the scheduled remaining maturity of long-term debt at March 31, 2022, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2022	2023	2024	2025	2026	2027 and thereafter	Total
Unsecured
Long-term debt	$433	$2,085	$1,481	$2,377	$27	$3,312	$9,715
Original issue discount	(40)	(58)	(65)	(71)	(79)	(597)	(910)
Total unsecured	393	2,027	1,416	2,306	(52)	2,715	8,805
Secured
Long-term debt	3,437	1,602	1,748	275	8	10	7,080
Total long-term debt	$3,830	$3,629	$3,164	$2,581	$(44)	$2,725	$15,885

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following summarizes assets restricted as collateral for the payment of the related debt obligation.

	March 31, 2022		December 31, 2021
($ in millions)	Total (a)	Ally Bank	Total (a)	Ally Bank
Consumer mortgage finance receivables	$18,655	$18,655	$17,941	$17,941
Consumer automotive finance receivables	10,015	10,015	9,122	9,122
Commercial finance receivables (b)	1,010	1,010	10	10
Credit card receivables	—	—	347	347
Total assets restricted as collateral (c) (d)	$29,680	$29,680	$27,420	$27,420
Secured debt (e)	$11,030	$11,030	$7,619	$7,619
(a)Ally Bank is a component of the total column.
(b)Includes pledged commercial finance receivables related to a participation agreement at March 31, 2022.
(c)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $18.7 billion and $18.0 billion at March 31, 2022, and December 31, 2021, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $2.4 billion at both March 31, 2022, and December 31, 2021. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(d)Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 11 for additional information.
(e)Includes $4.0 billion of short-term borrowings at March 31, 2022.
14.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	March 31, 2022	December 31, 2021
Accounts payable	$774	$584
Unfunded commitments for investment in qualified affordable housing projects	714	724
Employee compensation and benefits	302	512
Deferred revenue	172	176
Operating lease liabilities	135	175
Reserves for insurance losses and loss adjustment expenses	123	122
Finance lease liabilities (a)	42	—
Other liabilities	510	460
Total accrued expenses and other liabilities	$2,772	$2,753
(a)For additional information on our finance lease liabilities, refer to Note 9.
15.    Preferred Stock
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes information about our preferred stock.

March 31, 2022
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
16.    Accumulated Other Comprehensive Loss
The following table presents changes, net of tax, in each component of accumulated other comprehensive loss.

($ in millions)	Unrealized gains (losses) on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at January 1, 2021	$640	$19	$82	$(110)	$631
Net change	(587)	1	(17)	(1)	(604)
Balance at March 31, 2021	$53	$20	$65	$(111)	$27
Balance at January 1, 2022	$(95)	$19	$35	$(117)	$(158)
Net change	(1,631)	1	(5)	2	(1,633)
Balance at March 31, 2022 (c)	$(1,726)	$20	$30	$(115)	$(1,791)
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.
(b)For additional information on derivative instruments and hedging activities, refer to Note 19.
(c)The valuation of our defined benefit plan reflects our current intention to terminate our qualified defined benefit plan in the future. Upon termination and settlement, the unrealized loss and associated tax effects related to our qualified defined benefit pension plan recorded in accumulated other comprehensive income would be recognized in net income from continuing operations of our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Three months ended March 31, 2022 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(2,120)		$503		$(1,617)
Less: Net realized gains reclassified to income from continuing operations	18	(a)	(4)	(b)	14
Net change	(2,138)		507		(1,631)
Translation adjustments
Net unrealized gains arising during the period	3		—		3
Net investment hedges (c)
Net unrealized losses arising during the period	(3)		1		(2)
Cash flow hedges (c)
Less: Net realized gains reclassified to income from continuing operations	6	(d)	(1)	(b)	5
Defined benefit pension plans
Net unrealized gains arising during the period	2		—		2
Other comprehensive loss	$(2,142)		$509		$(1,633)
(a)Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.
(b)Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.
(c)For additional information on derivative instruments and hedging activities, refer to Note 19.
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
(c)For additional information on derivative instruments and hedging activities, refer to Note 19.
(d)Includes gains reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
17.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended March 31,
($ in millions, except per share data; shares in thousands) (a)	2022	2021
Net income from continuing operations	$655	$796
Preferred stock dividends — Series B	(16)	—
Preferred stock dividends — Series C	(12)	—
Net income from continuing operations attributable to common stockholders	$627	$796
Net income attributable to common stockholders	$627	$796
Basic weighted-average common shares outstanding (b)	335,678	375,229
Diluted weighted-average common shares outstanding (b)	337,812	377,529
Basic earnings per common share
Net income from continuing operations	$1.87	$2.12
Net income	$1.87	$2.12
Diluted earnings per common share
Net income from continuing operations	$1.86	$2.11
Net income	$1.86	$2.11
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.
18.    Regulatory Capital and Other Regulatory Matters
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
Under the tailoring framework, Ally is a Category IV firm and, as such, is (1) subject to supervisory stress testing on a two-year cycle, (2) required to submit an annual capital plan to the FRB, (3) required to maintain a buffer of unencumbered highly liquid assets to meet projected net stressed cash outflows over a 30-day planning horizon, (4) exempted from company-run capital stress testing requirements, (5) exempted from the requirements of the LCR and the net stable funding ratio provided that our average wSTWF continues to remain under $50 billion, and (6) exempted from the requirements of the supplementary leverage ratio, the countercyclical capital buffer, and single-counterparty credit limits. Refer to Note 20 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for additional details on the tailoring framework and other applicable capital and liquidity requirements.
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. In addition to these minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which for Ally was 3.5% and for Ally Bank was 2.5% as of March 31, 2022, as further described in the next paragraph. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%.
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
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. While BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both March 31, 2022, and December 31, 2021, Ally Bank was well capitalized under the PCA framework.
Under FDICIA and the PCA framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Brokered deposits totaled $4.0 billion at March 31, 2022, which represented 2.8% of Ally Bank’s total deposits.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes our capital ratios under U.S. Basel III.

	March 31, 2022		December 31, 2021		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$14,849	9.97%	$15,143	10.34%	4.50%	(b)
Ally Bank	17,220	12.09	17,253	12.39	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,124	11.49%	$17,403	11.89%	6.00%	6.00%
Ally Bank	17,220	12.09	17,253	12.39	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$19,564	13.13%	$19,724	13.47%	8.00%	10.00%
Ally Bank	19,006	13.34	18,995	13.64	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$17,124	9.36%	$17,403	9.67%	4.00%	(b)
Ally Bank	17,220	9.93	17,253	10.12	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally was required to maintain a minimum capital conservation buffer of 3.5% at both March 31, 2022, and December 31, 2021, and Ally Bank was required to maintain a minimum capital conservation buffer of 2.5% at both March 31, 2022, and December 31, 2021.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
On January 1, 2020, we adopted CECL, which is further described in Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K. In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued an interim final rule that became effective for the first quarter of 2020 and that provided BHCs and banks with an alternative option to temporarily delay an estimate of the impact of CECL, relative to the incurred loss methodology for estimating the allowance for loan losses, on regulatory capital. The interim final rule was clarified and adjusted in a final rule that became effective in September 2020. We elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we deferred and began phasing in on January 1, 2022, is generally calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of March 31, 2022, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $887 million.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
In January 2021, the FRB issued a final rule effective April 5, 2021, to align its capital planning and stress capital buffer requirements with the tailoring framework. Under the final rule, unless otherwise directed by the FRB in specified circumstances, Ally and other Category IV firms are generally no longer required to calculate forward-looking projections of revenues, losses, reserves, and pro forma capital levels under scenarios provided by the FRB. Each firm continues to be required, however, to provide a forward-looking analysis of income and capital levels under expected and stressful conditions that are designed by the firm. In addition, for Category IV firms, the final rule updated the frequency of calculating the portion of the stress capital buffer derived from the supervisory stress test to every other year. These firms have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which they would not generally be subject to the supervisory stress test. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm would receive an updated stress capital buffer requirement that reflects its updated planned common-stock dividends. The final rule also includes reporting and other changes consistent with the tailoring framework. Ally did not opt into the 2021 supervisory stress test but will be subject to the 2022 supervisory stress test.
We submitted our 2021 capital plan on April 5, 2021, which included planned capital distributions to common stockholders through share repurchases and cash dividends and other capital actions over the nine-quarter planning horizon. On January 11, 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021 subject to restrictions imposed by the FRB. On July 12, 2021, our Board authorized an increase in the maximum amount of this stock-repurchase program, from $1.6 billion to $2.0 billion. During the second quarter of 2021, we issued $1.35 billion of Series B Preferred Stock and $1.0 billion of Series C Preferred Stock, both of which qualify as additional Tier 1 capital under U.S. Basel III. The proceeds from these issuances were used to redeem a portion of the Series 2 TRUPS then outstanding. Refer to Note 15 for additional details about these instruments and capital actions. In June 2021, we submitted an updated capital plan to the FRB reflecting these capital actions and increases in our stock-repurchase program and common-stock dividend. This updated capital plan was used by the FRB to recalculate Ally’s final stress capital buffer requirement, which was announced in August 2021 and remained unchanged at 3.5%. We submitted our 2022 capital plan to the FRB on April 5, 2022.
On January 10, 2022, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of our common stock from time to time from the first quarter of 2022 through the fourth quarter of 2022 subject to restrictions imposed by the FRB, and an increase in our cash dividend on common stock from $0.25 per share for the fourth quarter of 2021 to $0.30 per share for the first quarter of 2022. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), impacts related to the COVID-19 pandemic, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.
The following table presents information related to our common stock and distributions to our common stockholders.

	Common stock repurchased during period (a) (b)		Number of common shares outstanding		Cash dividends declared per common share (c)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2021
First quarter	$219	5,276	374,674	371,805	$0.19
Second quarter	502	9,641	371,805	362,639	0.19
Third quarter	679	13,055	362,639	349,599	0.25
Fourth quarter	594	12,046	349,599	337,941	0.25
2022
First quarter	$584	12,548	337,941	327,306	$0.30
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)Our aggregate common-stock dividends and share repurchases in the first and second quarters of 2021 were limited by actions taken by the FRB to address the economic uncertainty from the COVID-19 pandemic. Refer to Note 20 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for further details about these actions.
(c)On April 13, 2022, our Board declared a quarterly cash dividend of $0.30 per share on all common stock, payable on May 16, 2022, to stockholders of record at the close of business on May 2, 2022. Refer to Note 25 for further information regarding this common-stock dividend.
19.    Derivative Instruments and Hedging Activities
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
Derivatives qualifying for hedge accounting treatment can include receive-fixed swaps designated as fair value hedges of specific fixed-rate unsecured debt obligations, receive-fixed swaps designated as fair value hedges of specific fixed-rate FHLB advances, pay-fixed swaps designated as fair value hedges of securities within our available-for-sale portfolio, and pay-fixed swaps designated as fair value hedges of fixed-rate held-for-investment consumer automotive loan assets. Other derivatives qualifying for hedge accounting consist of pay-fixed swaps designated as cash flow hedges of the expected future cash flows in the form of interest payments on certain variable-rate borrowings and deposit liabilities, as well as interest rate floor contracts designated as cash flow hedges of the expected future cash flows in the form of interest receipts on a portion of our dealer floorplan commercial loans.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the three months ended March 31, 2022, or 2021.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
We placed cash and noncash collateral totaling $6 million and $260 million, respectively, supporting our derivative positions at March 31, 2022, compared to $2 million and $203 million of cash and noncash collateral at December 31, 2021, in accounts maintained by counterparties. These amounts include collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets.
We received cash collateral from counterparties totaling $13 million and $4 million in accounts maintained by counterparties at March 31, 2022, and December 31, 2021, respectively. This amount includes collateral received from clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities. Included in these amounts is noncash collateral where we have been granted the right to sell or pledge the underlying assets. We have not sold or pledged any of the noncash collateral received under these agreements.
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

	March 31, 2022			December 31, 2021
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$20,043	$—	$—	$17,039
Foreign exchange contracts
Forwards	—	3	160	—	2	171
Total derivatives designated as accounting hedges	—	3	20,203	—	2	17,210
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	2	—	328	1	—	223
Written options	3	7	389	5	2	580
Total interest rate risk	5	7	717	6	2	803
Foreign exchange contracts
Futures and forwards	—	2	439	—	1	154
Total foreign exchange risk	—	2	439	—	1	154
Credit contracts (a)
Other credit derivatives	—	57	n/a	—	56	n/a
Total credit risk	—	57	n/a	—	56	n/a
Equity contracts
Written options	—	4	2	—	1	2
Purchased options	3	—	—	1	—	—
Total equity risk	3	4	2	1	1	2
Total derivatives not designated as accounting hedges	8	70	1,158	7	60	959
Total derivatives	$8	$73	$21,361	$7	$62	$18,169
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $116 million and $119 million as of March 31, 2022, and December 31, 2021, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Assets
Available-for-sale securities (b)	$5,405	$5,119	$(59)	$(14)	$(68)	$(30)
Finance receivables and loans, net (c)	43,485	44,098	(350)	(37)	36	46
Liabilities
Long-term debt	$7,190	$7,213	$112	$110	$110	$110
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include amortized cost basis of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2022, and December 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $4.1 billion and $3.9 billion, respectively. At March 31, 2022, and December 31, 2021, the total cumulative basis adjustments associated with these hedging relationships was a $44 million liability and a $6 million liability, respectively, of which the portion related to discontinued hedging relationships was a $54 million liability and a $20 million liability, respectively. At March 31, 2022, and December 31, 2021, the notional amounts of the designated hedged items were $2.0 billion and $1.2 billion, respectively, with cumulative basis adjustments of a $10 million asset and a $14 million asset, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. Refer to Note 7 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)These amounts include the amortized cost basis of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2022, and December 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $43.5 billion and $44.1 billion, respectively. At March 31, 2022, and December 31, 2021, the total cumulative basis adjustments associated with these hedging relationships was a $350 million liability and a $37 million liability, respectively, of which the portion related to discontinued hedging relationships was a $36 million asset and a $46 million asset, respectively. At March 31, 2022, and December 31, 2021, the notional amounts of the designated hedged items were $17.6 billion and $15.6 billion, respectively, with cumulative basis adjustments of a $386 million liability and an $82 million liability, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended March 31,
($ in millions)	2022	2021
(Loss) gain recognized in earnings
Interest rate contracts
Loss on mortgage and automotive loans, net	$(2)	$(7)
Other income, net of losses	3	—
Total interest rate contracts	1	(7)
Foreign exchange contracts
Other operating expenses	(3)	(2)
Total foreign exchange contracts	(3)	(2)
Credit contracts
Other income, net of losses	(1)	(8)
Total credit contracts	(1)	(8)
Total loss recognized in earnings	$(3)	$(17)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Three months ended March 31, ($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021
(Loss) gain on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$(2)	$139
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	2	(139)
Hedged available-for-sale securities	—	—	(42)	(13)	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	42	13	—	—	—	—
Hedged fixed-rate consumer automotive loans	(304)	(39)	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	304	39	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	(1)	—	—
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive income into income	6	22	—	—	—	—	—	—
Total gain (loss) on cash flow hedging relationships	$6	$22	$—	$—	$—	$(1)	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$1,714	$1,582	$188	$131	$211	$306	$185	$250
During the next 12 months, we estimate $20 million of gains will be reclassified into pretax earnings from derivatives designated as cash flow hedges.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended March 31, ($ in millions)	2022	2021	2022	2021	2022	2021
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$1	$1
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	1
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(1)	(5)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	1	(2)	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	(1)	(1)	—	—
Amortization of deferred loan basis adjustments	(9)	(13)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	(18)	(30)	—	—	—	—
Total loss on fair value hedging relationships	$(27)	$(43)	$—	$(3)	$—	$(3)
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended March 31,
($ in millions)	2022	2021
Interest rate contracts
Loss recognized in other comprehensive loss	$(6)	$(21)
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss and the Condensed Consolidated Statement of Comprehensive Income.

	Three months ended March 31,
($ in millions)	2022	2021
Foreign exchange contracts (a) (b)
Loss recognized in other comprehensive loss	$(3)	$(2)
(a)There were no amounts excluded from effectiveness testing for the three months ended March 31, 2022, or 2021.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months ended March 31, 2022, or 2021.
20.    Income Taxes
We recognized total income tax expense from continuing operations of $191 million for the three months ended March 31, 2022, compared to income tax expense of $211 million for the same period in 2021. The decrease in income tax expense for the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to the tax effects of a decrease in pretax earnings, partially offset by an increase of valuation allowance on foreign tax credit carryforwards.
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

	Recurring fair value measurements
March 31, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$868	$—	$1	$869
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,387	—	—	2,387
U.S. States and political subdivisions	—	831	11	842
Foreign government	28	125	—	153
Agency mortgage-backed residential	—	18,934	—	18,934
Mortgage-backed residential	—	4,839	—	4,839
Agency mortgage-backed commercial	—	3,950	—	3,950
Asset-backed	—	483	—	483
Corporate debt	—	1,797	—	1,797
Total available-for-sale securities	2,415	30,959	11	33,385
Mortgage loans held-for-sale (b)	—	95	—	95
Finance receivables and loans, net
Consumer other (b)	—	—	7	7
Other assets
Derivative contracts in a receivable position
Interest rate	—	2	3	5
Equity contracts	3	—	—	3
Total derivative contracts in a receivable position	3	2	3	8
Total assets	$3,286	$31,056	$22	$34,364
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$—	$7	$7
Foreign currency	—	5	—	5
Credit contracts	—	—	57	57
Equity contracts	4	—	—	4
Total derivative contracts in a payable position	4	5	64	73
Total liabilities	$4	$5	$64	$73
(a)Our direct investment in any one industry did not exceed 14%.
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
Other assets
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

	Equity securities (a)		Available-for-sale securities		Mortgage loans held-for-sale (b) (c)		Finance receivables and loans, net (b) (d)
($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Assets
Fair value at January 1,	$9	$7	$9	$7	$—	$91	$7	$8
Net realized/unrealized gains (losses)
Included in earnings	1	4	—	—	—	28	(1)	2
Included in OCI	—	—	—	—	—	—	—	—
Purchases	—	—	2	—	—	1,039	4	4
Sales	(9)	—	—	—	—	(1,012)	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	(3)	(6)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value at March 31,	$1	$11	$11	$7	$—	$146	$7	$8
Net unrealized gains (losses) still held at March 31,
Included in earnings	$—	$4	$—	$—	$—	$1	$(1)	$—
Included in OCI	—	—	—	—	—	—	—	—
(a)Net realized/unrealized gains (losses) are reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Carried at fair value due to fair value option elections.
(c)Net realized/unrealized gains (losses) are reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.
(d)Net realized/unrealized gains are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2022	2021
Liabilities
Fair value at January 1,	$53	$12
Net realized/unrealized losses (gains)
Included in earnings	8	15
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	—	1
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Fair value at March 31,	$61	$28
Net unrealized losses (gains) still held at March 31,
Included in earnings	$5	$15
Included in OCI	—	—
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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at March 31, 2022, and December 31, 2021, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
March 31, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$376	$376	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	1	1	—	n/m	(a)
Other	—	—	87	87	(85)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	88	88	(85)	n/m	(a)
Other assets
Nonmarketable equity investments	—	—	13	13	(2)	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	4	4	—	n/m	(a)
Total assets	$—	$—	$481	$481	$(87)	n/m
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at March 31, 2022, and December 31, 2021.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
March 31, 2022
Financial assets
Held-to-maturity securities	$1,159	$—	$1,106	$—	$1,106
Loans held-for-sale, net	376	—	—	376	376
Finance receivables and loans, net	122,057	—	—	126,765	126,765
FHLB/FRB stock (a)	856	—	856	—	856
Financial liabilities
Deposit liabilities	$37,889	$—	$—	$37,793	$37,793
Short-term borrowings	3,950	—	—	3,950	3,950
Long-term debt	15,885	—	10,991	6,514	17,505
December 31, 2021
Financial assets
Held-to-maturity securities	$1,170	$—	$1,204	$—	$1,204
Loans held-for-sale, net	469	—	—	469	469
Finance receivables and loans, net	118,994	—	—	126,044	126,044
FHLB/FRB stock (a)	738	—	738	—	738
Financial liabilities
Deposit liabilities	$40,953	$—	$—	$41,164	$41,164
Long-term debt	17,029	—	12,637	6,892	19,529
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At March 31, 2022, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 19.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
March 31, 2022
Assets
Derivative assets in net liability positions	$3	$—	$3	$(3)	$—	$—
Derivative assets with no offsetting arrangements	5	—	5	—	—	5
Total assets	$8	$—	$8	$(3)	$—	$5
Liabilities
Derivative liabilities in net liability positions	$9	$—	$9	$(3)	$(6)	$—
Derivative liabilities with no offsetting arrangements	64	—	64	—	—	64
Total liabilities	$73	$—	$73	$(3)	$(6)	$64
December 31, 2021
Assets
Derivative assets in net asset positions	$1	$—	$1	$(1)	$—	$—
Derivative assets with no offsetting arrangements	6	—	6	—	—	6
Total assets	$7	$—	$7	$(1)	$—	$6
Liabilities
Derivative liabilities in net liability positions	$3	$—	$3	$—	$(2)	$1
Derivative liabilities in net asset positions	1	—	1	(1)	—	—
Derivative liabilities with no offsetting arrangements	58	—	58	—	—	58
Total liabilities	$62	$—	$62	$(1)	$(2)	$59
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
Dealer Financial Services
Dealer Financial Services comprises our Automotive Finance and Insurance segments.
•Automotive Finance operations — One of the largest full-service automotive finance operations in the United States providing automotive financing services to consumers, automotive dealers, companies, and municipalities. Our automotive finance services include providing retail installment sales contracts, loans and operating leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, warehouse lines to automotive retailers, fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and vehicle-remarketing services.
•Insurance operations — A complementary automotive-focused business offering both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. As part of our focus on offering dealers a broad range of consumer financial and insurance products, we provide VSCs, VMCs, and GAP products. We also underwrite select commercial insurance coverages, which primarily insure dealers’ vehicle inventory.
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
Corporate Finance operations
Primarily provides senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies, with a focus on businesses owned by private equity sponsors. These loans are typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, turnarounds, and debtor-in-possession financings. We also provide, through our Lender Finance business, nonbank wholesale-funded managers with partial funding for their direct-lending activities, which is principally leveraged loans. Additionally, we offer a commercial real estate product to serve companies in the healthcare industry.
Corporate and Other primarily consists of centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock—as well as other strategic investments—and the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments. Financial results related to Ally Invest, our digital brokerage and wealth management offering, Ally Lending, our point-of-sale financing business, Ally Credit Card, and CRA loans and related investments are also included within Corporate and Other.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Financial information for our reportable operating segments is summarized as follows.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2022
Net financing revenue and other interest income	$1,295	$17	$53	$83	$245	$1,693
Other revenue	68	270	14	24	66	442
Total net revenue	1,363	287	67	107	311	2,135
Provision for credit losses	104	—	—	6	57	167
Total noninterest expense	534	274	56	37	221	1,122
Income from continuing operations before income tax expense	$725	$13	$11	$64	$33	$846
Total assets	$105,754	$9,220	$18,596	$8,086	$42,641	$184,297
2021
Net financing revenue and other interest income	$1,206	$15	$23	$71	$57	$1,372
Other revenue	62	379	40	26	58	565
Total net revenue	1,268	394	63	97	115	1,937
Provision for credit losses	(22)	—	(4)	13	—	(13)
Total noninterest expense	487	253	44	31	128	943
Income (loss) from continuing operations before income tax expense	$803	$141	$23	$53	$(13)	$1,007
Total assets	$101,566	$9,221	$12,923	$6,421	$51,748	$181,879
(a)Net financing revenue and other interest income after the provision for credit losses totaled $1.5 billion and $1.4 billion for the three months ended March 31, 2022, and March 31, 2021, respectively.
24.    Contingencies and Other Risks
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
We accrue for a legal matter or other contingent exposure when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment after consultation with counsel. No assurance exists that our accruals will not need to be adjusted in the future. When a probable or reasonably possible loss on a legal matter or other contingent exposure could be material to our consolidated financial condition, results of operations, or cash flows, we provide disclosure in this note as prescribed by ASC Topic 450, Contingencies. Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for additional information related to our policy for establishing accruals.
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
25.    Subsequent Events
Declaration of Common Dividend
On April 13, 2022, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend is payable on May 16, 2022, to stockholders of record at the close of business on May 2, 2022.

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
Ally Financial Inc. • Form 10-Q
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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

	Three months ended March 31,
($ in millions)	2022	2021	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,363	$1,268	7
Insurance	287	394	(27)
Mortgage Finance	67	63	6
Corporate Finance	107	97	10
Corporate and Other	311	115	170
Total	$2,135	$1,937	10
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$725	$803	(10)
Insurance	13	141	(91)
Mortgage Finance	11	23	(52)
Corporate Finance	64	53	21
Corporate and Other	33	(13)	n/m
Total	$846	$1,007	(16)
n/m = not meaningful
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles make us a premier automotive finance company. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automobile manufacturers and suppliers. We remain focused on meeting the needs of both our dealer and consumer customers and continuing to strengthen and expand upon the approximately 21,700 dealer relationships we have. We continue to identify and cultivate relationships with automotive retailers including those with leading eCommerce platforms. We also operate Clearlane, our online direct-lending platform, which provides a digital platform for consumers seeking direct financing. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Furthermore, our strong and expansive dealer relationships, comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. We have and continue to provide automobile financing for hybrid and battery-electric vehicles today, and are well positioned to remain a leader in automotive financing as we believe the vast majority of these vehicles will be sold through dealerships with whom we have an established relationship.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The Growth channel was established to focus on developing dealer relationships beyond those relationships that primarily were developed through our previous role as a captive finance company for GM and Stellantis. The Growth channel was expanded to include direct-to-consumer financing through Clearlane and other channels and our arrangements with online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. The success of the Growth channel has been a key enabler in evolving our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have approximately 15,300 dealer relationships, of which approximately 72% are franchised dealers (including brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda, and others), or used vehicle only retailers with a national presence.
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
Through our direct-to-consumer channel, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment provider. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo and LMI mortgages are originated as held-for-investment. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April 2019, we announced a strategic partnership with BMC, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, BMC conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. During the three months ended March 31, 2022, we originated $1.7 billion of mortgage loans through our direct-to-consumer channel.
Through the bulk loan channel, we purchase loans from several qualified sellers including direct originators and large aggregators who have the financial capacity to support strong representations and warranties and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the three months ended March 31, 2022, we purchased $825 million of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.
The combination of our direct-to-consumer strategy and bulk portfolio purchase program provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.
•Our Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies owned by private equity sponsors, and loans to asset managers that primarily provide leveraged loans. We believe our growing deposit-based funding model coupled with our expanded product offerings and deep industry relationships provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. While there continues to be a significant level of liquidity and competition in the middle-market lending space, we have continued to prudently grow our lending portfolio with a focus on a disciplined and selective approach to credit quality, including a greater focus on asset-based loans. We seek markets and opportunities where our clients require customized, highly structured, and time-sensitive financing solutions. Our corporate-finance lending portfolio is generally composed of first-lien, first-out loans. Our focus is on businesses owned by private equity sponsors with loans typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, turnarounds, and debtor-in-possession financings. Additionally, our Lender Finance business provides asset managers with facilities to partially fund their direct-lending activities. The portfolio is well diversified across multiple industries including financials, services, manufacturing, distribution, and other specialty sectors. These specialty sectors include our healthcare, technology/venture finance, defense and aerospace, and transportation and logistics. We also provide a healthcare-based commercial real estate product focused on lending to skilled nursing facilities, senior housing, medical office buildings, and hospitals. Other smaller complementary product offerings that help strengthen our reputation as a full-spectrum provider of financing solutions for borrowers include selectively offering second-out loans on certain transactions and issuing letters of credit through Ally Bank.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
Information related to our unsecured personal lending business, Ally Lending, is also included within Corporate and Other. Ally Lending currently serves medical and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. The home improvement segment, which was launched in the second quarter of 2020, now represents approximately 48% of new originations, and is expected to grow. Point-of-sale lending broadens our capabilities, and expands our product offering into consumer unsecured lending, all while helping to further meet the financial needs of our customers.
Additionally, beginning in December 2021 with the acquisition of Fair Square, which we rebranded Ally Credit Card, financial information related to our credit card business is included within Corporate and Other. The acquisition provides us with a scalable, digital-first credit card platform, and advances our evolution as a leading digital consumer bank. Ally Credit Card features leading-edge technology, and a proprietary, analytics-based underwriting model. We believe the addition of credit card to our suite of products enhances our ability to grow and deepen both new and existing customer relationships.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the reportable operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line.

	Three months ended March 31,
($ in millions)	2022	2021	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,311	$2,092	10
Total interest expense	401	557	28
Net depreciation expense on operating lease assets	217	163	(33)
Net financing revenue and other interest income	1,693	1,372	23
Other revenue
Insurance premiums and service revenue earned	280	280	—
Gain on mortgage and automotive loans, net	14	36	(61)
Loss on extinguishment of debt	—	(1)	100
Other gain on investments, net	5	123	(96)
Other income, net of losses	143	127	13
Total other revenue	442	565	(22)
Total net revenue	2,135	1,937	10
Provision for credit losses	167	(13)	n/m
Noninterest expense
Compensation and benefits expense	493	395	(25)
Insurance losses and loss adjustment expenses	58	63	8
Other operating expenses	571	485	(18)
Total noninterest expense	1,122	943	(19)
Income from continuing operations before income tax expense	846	1,007	(16)
Income tax expense from continuing operations	191	211	9
Net income from continuing operations	$655	$796	(18)
Financial ratios:
Return on average assets (a)	1.46%	1.78%	n/m
Return on average equity (a)	16.44%	21.39%	n/m
Equity to assets (a)	8.88%	8.32%	n/m
Common dividend payout ratio (b)	16.04%	8.96%	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
We earned net income from continuing operations of $655 million for the three months ended March 31, 2022, compared to net income of $796 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, results were favorably impacted by higher financing revenue and other interest income within the automotive and credit card loan portfolios, as well as lower interest expense and lower income tax expense. These items were more than offset by higher provision for credit losses and noninterest expense for the three months ended March 31, 2022, as well as lower gains on investments.
Net financing revenue and other interest income increased $321 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Consumer automotive revenue increased as higher average consumer assets contributed to the increase in revenue resulting from growth in the used-vehicle portfolio, primarily through franchised dealers and increases in application volume from our dealer network. The increase was also impacted by the addition of Ally Credit Card, following our acquisition in December 2021. We experienced lower interest expense for the three months ended March 31, 2022, as compared to the same period in 2021, driven by market and industry dynamics that drove a decrease in our deposit rates and other funding costs, and our continued shift to more cost-efficient deposit funding. Within our Automotive Finance operations, total net operating lease revenue decreased $21 million for the three months ended March 31, 2022, compared to the same period in 2021, driven by an increase in depreciation expense resulting from a declining impact of

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
downward adjustments to the rate of depreciation enacted in prior years, as well as a decrease in remarketing performance due to the continued shift in off-lease disposition channel mix with lessee and dealer buyouts increasing from the prior year.
Other gain on investments was $5 million for the three months ended March 31, 2022, compared to $123 million for the three months ended March 31, 2021. The decrease for the three months ended March 31, 2022, was primarily attributable to elevated realized capital gains from equity securities during the three months ended March 31, 2021, that did not fully recur. Additionally, results are inclusive of $65 million of unrealized equity mark-to-market losses, as compared to results from the three months ended March 31, 2021, which included $17 million of unrealized gains driven by broader equity market performance.
The provision for credit losses increased $180 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, the increase in provision for credit losses was primarily driven by reserve reductions during the three months ended March 31, 2021, associated with improvements to the macroeconomic environment following the onset of the COVID-19 pandemic. The provision for credit losses also increased for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily driven by asset growth across each portfolio. Additionally, provision expense for the three months ended March 31, 2022, includes net charge-offs and portfolio growth related to Ally Credit Card, following our acquisition in December 2021. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense was $1.1 billion for the three months ended March 31, 2022, compared to $943 million for the three months ended March 31, 2021. The increase for the three months ended March 31, 2022, was driven by higher compensation and benefits expense and increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products. The increase in noninterest expense was partially offset by lower insurance losses for the three months ended March 31, 2022, as compared to the same period in 2021.
We recognized total income tax expense from continuing operations of $191 million for the three months ended March 31, 2022, compared to income tax expense of $211 million for the same period in 2021. The decrease in income tax expense for the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to the tax effects of a decrease in pretax earnings, partially offset by an increase of valuation allowance on foreign tax credit carryforwards.

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

	Three months ended March 31,
($ in millions)	2022	2021	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,302	$1,251	4
Commercial	129	161	(20)
Operating leases	403	370	9
Total financing revenue and other interest income	1,834	1,782	3
Interest expense	322	413	22
Net depreciation expense on operating lease assets (a)	217	163	(33)
Net financing revenue and other interest income	1,295	1,206	7
Other revenue
Other income	68	62	10
Total other revenue	68	62	10
Total net revenue	1,363	1,268	7
Provision for credit losses	104	(22)	n/m
Noninterest expense
Compensation and benefits expense	168	145	(16)
Other operating expenses	366	342	(7)
Total noninterest expense	534	487	(10)
Income from continuing operations before income tax expense	$725	$803	(10)
Total assets	$105,754	$101,566	4
n/m = not meaningful
(a)Includes net remarketing gains of $50 million and $64 million for the three months ended March 31, 2022, and 2021, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	2022		2021
Three months ended March 31, ($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$78,224	6.61%	$73,500	6.66%
Commercial
Wholesale floorplan (d)	11,594	2.97	15,612	3.17
Other commercial automotive (e)	4,810	4.17	5,729	4.36
Investment in operating leases, net (f)	10,878	6.96	9,831	8.57
(a)Average balances are calculated using an average daily balance methodology.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.
(c)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 6.75% and 6.90% for the three months ended March 31, 2022, and 2021, respectively.
(d)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 2.78% and 2.61% for the three months ended March 31, 2022, and 2021, respectively.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes net gains on the sale of off-lease vehicles of $50 million and $64 million for the three months ended March 31, 2022, and 2021, respectively. Excluding these gains and losses on sale, the yield was 5.10% and 5.91% for the three months ended March 31, 2022, and 2021, respectively. The shift in off-lease vehicle disposition mix is expected to continue in the near term and may limit our ability to optimize remarketing proceeds. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $725 million for the three months ended March 31, 2022, compared to $803 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, the decrease was primarily due to higher provision for credit losses and higher noninterest expense, partially offset by lower interest expense and higher net financing revenue.
Consumer automotive loan financing revenue increased $51 million for the three months ended March 31, 2022, compared to the same period in 2021. Higher average consumer assets contributed to the increase in revenue resulting from growth in the used-vehicle portfolio, primarily through franchised dealers and increases in application volume from our dealer network. Through these actions, we continue to optimize risk adjusted returns through our origination mix.
Commercial loan financing revenue decreased $32 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease was driven by lower outstanding floorplan assets as a result of declining new vehicle inventories due to continued vehicle supply constraints.
Interest expense was $322 million for the three months ended March 31, 2022, compared to $413 million for the three months ended March 31, 2021. The decrease was primarily due to market and industry dynamics, which drove a decrease in our deposit rates and other funding costs, as we shifted towards a more favorable mix of lower cost funding.
Compensation and benefits expense increased $23 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to higher headcount to support the growth of the business during the three months ended March 31, 2022
Total net operating lease revenue decreased $21 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. We recognized remarketing gains of $50 million for the three months ended March 31, 2022, compared to remarketing gains of $64 million for the three months ended March 31, 2021, while depreciation expense on operating lease assets increased $40 million for the three months ended March 31, 2022, compared to the same period in 2021. The decrease in net operating lease revenue was primarily driven by an increase in depreciation expense resulting from a declining impact of downward adjustments to the rate of depreciation enacted in prior years, as well as a decrease in remarketing performance due to the continued shift in off-lease disposition channel mix with lessee and dealer buyouts increasing from the prior year. The decrease was partially offset by an increase in gross operating lease revenue driven by higher vehicle prices. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses increased $126 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in provision for credit losses was primarily driven by reserve reductions during the three months ended March 31, 2021, associated with improvements to the macroeconomic environment following the onset of the COVID-19 pandemic. The provision for credit losses also increased for the three months ended March 31, 2022, as a result of higher net charge-offs in our consumer automotive portfolio as credit normalizes, as well as portfolio growth within our consumer and commercial automotive portfolios. Additionally, we continue to benefit from elevated used vehicle values in our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
Our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, decreased approximately 15 basis points for the three months ended March 31, 2022, relative to the three months ended March 31, 2021, due to increased prepayment activity that increased amortization expense. Our portfolio yield for investment in operating leases, net, including net gains on the sale of off-lease vehicles, decreased approximately 161 basis points to 7.0% for the three months ended March 31, 2022, as compared to 8.6% for the three months ended March 31, 2021. We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. Our underwriting capabilities allow us to manage our risk tolerance levels to quickly react to major changes in the economy, including the current pandemic environment. Over the past several years, we have continued to focus on optimizing pricing relative to market interest rates as well as portfolio diversification and the used-vehicle segment, primarily through franchised dealers, which has contributed to higher yields on our consumer automotive loan portfolio. Commensurate with this shift in origination mix, we continue to maintain disciplined underwriting within our new and used consumer automotive loan originations. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.6 billion, or approximately 11.0%, of our total consumer automotive loans at March 31, 2022, as compared to $8.8 billion, or approximately 11.3% of our total consumer automotive loans at December 31, 2021.
The following table presents retail loan originations by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended March 31, 2022
S	$1.6	21	739	$1.0	33	744
A	3.8	50	683	1.6	53	683
B	1.7	23	648	0.4	13	651
C	0.4	5	617	—	1	625
D	0.1	1	564	—	—	572
Total retail originations	$7.6	100	682	$3.0	100	697
Three months ended March 31, 2021
S	$1.1	19	734	$1.1	36	735
A	2.8	49	684	1.5	48	680
B	1.5	26	652	0.5	16	652
C	0.2	4	607	—	—	608
D	0.1	2	562	—	—	583
Total retail originations	$5.7	100	681	$3.1	100	693
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.
The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

	Three months ended March 31,
	2022	2021
0–71	14%	17%
72–75	65	65
76 +	21	18
Total retail originations	100%	100%
Retail originations with a term of 76 months or more represented 21% of total retail originations for the three months ended March 31, 2022, compared to 18% for the three months ended March 31, 2021. Substantially all of the loans originated with a term of 76 months or more during the three months ended March 31, 2022, and 2021, were considered to be prime and in credit tiers S, A, or B. We define prime consumer automotive loans primarily as those loans with a FICO® Score at origination of 620 or greater.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total outstanding retail loans by origination year.

March 31,	2022	2021
Pre-2018	6%	15%
2018	8	15
2019	13	24
2020	20	34
2021	40	12
2022	13	—
Total retail	100%	100%
The following tables present the total retail loan and operating lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2022	2021	2022	2021
Used retail	$7,622	$5,700	66	56
New retail	2,954	3,112	26	31
Lease	984	1,351	8	13
Total consumer automotive financing originations (a)	$11,560	$10,163	100	100
(a)Includes CSG originations of $1.3 billion and $1.1 billion for the three months ended March 31, 2022, and 2021, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2022	2021	2022	2021
Growth channel	$6,302	$5,242	55	52
Stellantis dealers	2,832	2,727	24	27
GM dealers	2,426	2,194	21	21
Total consumer automotive financing originations	$11,560	$10,163	100	100
Total consumer automotive loan and operating lease originations increased $1.4 billion for the three months ended March 31, 2022, compared to the same period in 2021. The increase for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily driven by higher financed transaction amounts, partially offset by decreased application flow.
We have included origination metrics by loan term and FICO® Score within this MD&A. However, we employ our own risk evaluation, including proprietary risk models, in evaluating credit risk, as described in the section titled Automotive Financing Volume—Acquisition and Underwriting within the MD&A in our 2021 Annual Report on Form 10-K.
The following table presents the percentage of retail loan and operating lease originations, in dollars, by FICO® Score and product type.

	Used retail		New retail		Lease
Three months ended March 31,	2022	2021	2022	2021	2022	2021
740 +	17%	17%	19%	18%	53%	48%
660–739	40	42	39	40	32	37
620–659	27	26	22	23	10	11
540–619	10	10	4	5	3	3
< 540	1	2	—	—	—	—
Unscored (a)	5	3	16	14	2	1
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 8% of total consumer loan and operating lease originations for the three months ended March 31, 2022, compared to 9% for the three months ended March 31, 2021. Consumer loans and operating leases with FICO® Scores of less than 540 composed 1% of total originations for the three months ended March 31, 2022.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
During the first quarter of 2022, we expanded our relationship with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we increased our committed facility from $4.0 billion to $5.0 billion to support Carvana’s continued growth. This commitment is effective for 365 days. As part of the agreement, we purchase finance receivables meeting certain prescribed eligibility requirements on a quarterly basis from Carvana. We also have the opportunity to purchase additional contracts from Carvana on an ad-hoc basis that may fall outside of the prescribed eligibility requirements utilized within the recurring pools. The risk profile of the contractual purchases is similar to the volume we fund through other dealer-facing channels. All of the finance receivables purchased through this channel are included in our consumer origination metrics. Consumer assets sourced from this channel represent 4% of our total consumer portfolio as of March 31, 2022.
For discussion of manufacturer marketing incentives, refer to the section titled Automotive Financing Volume—Manufacturer Marketing Incentives within the MD&A in our 2021 Annual Report on Form 10-K.
Commercial Wholesale Financing Volume
The following table presents the percentage of average balance of our commercial wholesale floorplan finance receivables, in dollars, by product type and by channel.

	Average balance
Three months ended March 31, ($ in millions)	2022	2021
Stellantis new vehicles	28%	35%
GM new vehicles	14	26
Growth new vehicles	7	17
Used vehicles	51	22
Total	100%	100%
Total commercial wholesale finance receivables	$11,594	$15,612
Average commercial wholesale financing receivables outstanding decreased $4.0 billion during the three months ended March 31, 2022, compared to the same period in 2021. The decrease was primarily due to lower dealer inventory levels, driven by strong consumer demand for vehicles that outpaced lower automotive production levels due to the global semiconductor chip shortage. The decline was also impacted by a reduction in the number of GM dealer relationships due to the competitive environment across the automotive lending market. These factors were partially offset by the increase in average vehicle values due to limited inventory levels experienced throughout the industry. Dealer inventory levels are dependent on a number of factors, including manufacturer production schedules and vehicle mix, sales incentives, and industry sales. Manufacturer production and corresponding dealer stock levels, as well as dealer penetration levels, may continue to influence our future wholesale balances. While the severity and duration of these supply chain disruptions is not currently clear, we anticipate this will continue to limit the growth in commercial wholesale finance receivables throughout 2022 commensurate with lower dealer inventory levels.
During the first quarter of 2022, we increased Carvana’s commercial line of credit to a total of $3.0 billion and concurrently entered into a participation agreement with two third parties for a total of $1.0 billion. The temporary increase and related participation agreement is scheduled to terminate in the third quarter of 2022. The credit line will revert to $2.0 billion thereafter, with a scheduled maturity in the first quarter of 2023. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. At March 31, 2022, Carvana’s wholesale floorplan assets outstanding balance was $2.3 billion, inclusive of the third-party participation amount of $1.0 billion.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans decreased $919 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, to an average of $4.8 billion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2022	2021	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$280	$280	—
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	17	15	13
Other (loss) gain on investments, net (b)	(14)	98	(114)
Other income	4	1	n/m
Total insurance premiums and other income	287	394	(27)
Expense
Insurance losses and loss adjustment expenses	58	63	8
Acquisition and underwriting expense
Compensation and benefits expense	28	22	(27)
Insurance commissions expense	149	136	(10)
Other expenses	39	32	(22)
Total acquisition and underwriting expense	216	190	(14)
Total expense	274	253	(8)
Income from continuing operations before income tax expense	$13	$141	(91)
Total assets	$9,220	$9,221	—
Insurance premiums and service revenue written	$265	$333	(20)
Combined ratio (c)	96.5%	89.5%
n/m = not meaningful
(a)Includes interest expense of $12 million and $14 million for the three months ended March 31, 2022, and 2021, respectively.
(b)Includes net unrealized losses on equity securities of $61 million for the three months ended March 31, 2022, and net unrealized gains on equity securities of $11 million for the three months ended March 31, 2021.
(c)Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenues earned and other income (excluding interest, dividends, and other investment activity).
Our Insurance operations earned income from continuing operations before income tax expense of $13 million for the three months ended March 31, 2022, compared to $141 million for the three months ended March 31, 2021. The decrease for the three months ended March 31, 2022, was primarily driven by a $112 million decrease in net investment gains and higher acquisition and underwriting expenses.
Insurance premiums and service revenue earned was $280 million for both the three months ended March 31, 2022, and 2021. The three months ended March 31, 2022, included $7 million in higher earned revenue from our F&I products, as revenue is earned over the life of the contracts on a basis proportionate to the anticipated loss pattern. The increase was partially offset by $7 million in lower earned premiums from our P&C products, driven by lower industry-wide dealer vehicle inventory levels as a result of continuing supply chain challenges.
Other loss on investments, net was $14 million for the three months ended March 31, 2022, compared to other gain on investments, net of $98 million for the same period in 2021. The decrease for the three months ended March 31, 2022, was primarily attributable to elevated realized capital gains from equity securities during the three months ended March 31, 2021, that did not fully recur. Additionally, results are inclusive of $61 million of unrealized equity mark-to-market losses, as compared to results from the three months ended March 31, 2021, which included $11 million of unrealized gains driven by broader equity market performance.
Insurance losses and loss adjustment expenses totaled $58 million for the three months ended March 31, 2022, compared to $63 million for the same period in 2021. The decrease for the three months ended March 31, 2022, were primarily driven by lower weather-related losses on our vehicle inventory insurance business, while increases in VSC and other non-weather-related P&C claims were offset by lower GAP claims as a result of higher used vehicle values. Total acquisition and underwriting expense increased $26 million for the three months ended March 31, 2022, as compared to the same period in 2021. The increase was primarily due to an increase in insurance commission expense, commensurate with higher earned premiums from our F&I products and higher incentive program expense driven by favorable F&I loss

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
performance. Acquisition and underwriting expenses also increased as a result of higher compensation and benefits expense and business support costs.
Lower P&C business driven by lower dealer inventory levels and higher acquisition and underwriting expenses, partially offset by lower weather losses drove an increase in the combined ratio to 96.5% for the three months ended March 31, 2022, compared to 89.5% for the three months ended March 31, 2021. In April 2022, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related loss.
Premium and Service Revenue Written
The following table summarizes premium and service revenue written by product, net of premiums ceded to reinsurers. VSC and GAP revenue are earned over the life of the service contract on a basis proportionate to the anticipated loss pattern. Refer to Note 3 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for further discussion of this revenue stream.

	Three months ended March 31,
($ in millions)	2022	2021
Finance and insurance products
Vehicle service contracts	$166	$230
Guaranteed asset protection and other finance and insurance products (a)	34	39
Total finance and insurance products	200	269
Property and casualty insurance (b)	65	64
Total	$265	$333
(a)Other products include VMCs, ClearGuard, and other ancillary products.
(b)P&C insurance include vehicle inventory insurance and dealer ancillary products.
Insurance premiums and service revenue written was $265 million for the three months ended March 31, 2022, compared to $333 million for the same period in 2021. The decrease for the three months ended March 31, 2022, was primarily due to lower F&I volume commensurate with lower industry retail sales. P&C inventory insurance premiums written declined during the three months ended March 31, 2022, driven by lower dealer vehicle inventory levels as supply chain disruptions continue. The decrease in P&C inventory insurance premiums written was offset by growth in other P&C dealer products.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents
Noninterest-bearing cash	$88	$173
Interest-bearing cash	293	549
Total cash and cash equivalents	381	722
Equity securities	861	1,085
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	482	255
U.S. States and political subdivisions	520	526
Foreign government	153	157
Agency mortgage-backed residential	1,181	703
Mortgage-backed residential	276	195
Corporate debt	1,797	1,887
Total available-for-sale securities	4,409	3,723
Total cash, cash equivalents, and securities	$5,651	$5,530

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
In addition to these cash and investment securities, the Insurance segment has an interest-bearing intercompany arrangement with the Corporate and Other segment, callable on demand. The intercompany loan balance due to Insurance was $572 million and $923 million at March 31, 2022, and December 31, 2021, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended March 31,
($ in millions)	2022	2021	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$130	$93	40
Interest expense	77	70	(10)
Net financing revenue and other interest income	53	23	130
Gain on mortgage loans, net	14	36	(61)
Other income, net of losses	—	4	(100)
Total other revenue	14	40	(65)
Total net revenue	67	63	6
Provision for credit losses	—	(4)	(100)
Noninterest expense
Compensation and benefits expense	6	6	—
Other operating expenses	50	38	(32)
Total noninterest expense	56	44	(27)
Income from continuing operations before income tax expense	$11	$23	(52)
Total assets	$18,596	$12,923	44
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $11 million for the three months ended March 31, 2022, compared to $23 million for the three months ended March 31, 2021. The decrease for the three months ended March 31, 2022, was driven by lower net gains on the sale of mortgage loans, an increase in noninterest expense and an increase in the provision for credit losses, partially offset by higher net financing revenue and other interest income.
Net financing revenue and other interest income was $53 million for the three months ended March 31, 2022, compared to $23 million for the three months ended March 31, 2021. The increase in net financing revenue and other interest income for the three months ended March 31, 2022, was primarily due to higher asset balances and lower prepayment activity, driven by a higher interest rate environment, which resulted in lower premium amortization. Premium amortization was $9 million for the three months ended March 31, 2022, compared to $35 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, we purchased $825 million of mortgage loans that were originated by third parties, compared to $188 million for the three months ended March 31, 2021. We originated $684 million of mortgage loans held-for-investment during the three months ended March 31, 2022, compared to $747 million, during the three months ended March 31, 2021.
Gain on sale of mortgage loans, net, was $14 million for the three months ended March 31, 2022, compared to $36 million for the three months ended March 31, 2021. The decrease was attributable to lower margins on direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment provider. We originated $1.0 billion of loans held-for-sale during both the three months ended March 31, 2022, and March 31, 2021.
The provision for credit losses increased $4 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in provision for credit losses was primarily driven by portfolio growth. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $12 million to $56 million for the three months ended March 31, 2022, as compared to the same period in 2021, as the business continued to scale.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the total UPB of purchases and originations of consumer mortgages held for investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended March 31, 2022
740 +	$1,266	84
720–739	157	10
700–719	75	5
680–699	10	1
660–679	1	—
Total consumer mortgage financing volume	$1,509	100
Three months ended March 31, 2021
740 +	$848	91
720–739	65	7
700–719	22	2
Total consumer mortgage financing volume	$935	100
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
March 31, 2022
Adjustable-rate	$392	2	2.73%	$2	49.96%	764
Fixed-rate	17,884	98	3.12	94	55.87	777
Total	$18,276	100	3.11	$96	55.74	776
December 31, 2021
Adjustable-rate	$378	2	2.76%	$3	50.37%	763
Fixed-rate	17,158	98	3.15	106	57.09	776
Total	$17,536	100	3.14	$109	56.94	776
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

	Three months ended March 31,
($ in millions)	2022	2021	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$93	$78	19
Interest on loans held-for-sale	2	2	—
Interest expense	12	9	(33)
Net financing revenue and other interest income	83	71	17
Total other revenue	24	26	(8)
Total net revenue	107	97	10
Provision for credit losses	6	13	54
Noninterest expense
Compensation and benefits expense	23	20	(15)
Other operating expenses	14	11	(27)
Total noninterest expense	37	31	(19)
Income from continuing operations before income tax expense	$64	$53	21
Total assets	$8,086	$6,421	26
Our Corporate Finance operations earned income from continuing operations before income tax expense of $64 million for the three months ended March 31, 2022, compared to income earned of $53 million for the three months ended March 31, 2021. The increase for the three months ended March 31, 2022, was primarily due to higher interest income driven by asset growth, lower provision for credit losses, and strong syndication and fee income generation.
Net financing revenue and other interest income was $83 million for the three months ended March 31, 2022, compared to $71 million for the three months ended March 31, 2021. The increase for the three months ended March 31, 2022, was primarily due to higher average assets from continued growth in the portfolio.
Other revenue decreased $2 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease for the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to a decrease in net investment gains, partially offset by higher syndication and fee income.
The provision for credit losses decreased $7 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, the decrease in provision for credit losses was primarily driven by improvements in the credit quality of the overall portfolio. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Credit Portfolio
The following table presents loans held for sale, the amortized cost of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations.

($ in millions)	March 31, 2022	December 31, 2021
Loans held-for-sale, net	$190	$305
Finance receivables and loans	$8,021	$7,770
Unfunded lending commitments (a)	$5,186	$4,967
Total serviced loans	$11,486	$11,180
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

	March 31, 2022	December 31, 2021
Industry
Financial services	33.6%	38.1%
Health services	18.1	16.4
Services	15.2	13.8
Chemicals and metals	9.7	8.8
Automotive and transportation	8.5	8.9
Machinery, equipment, and electronics	6.4	5.4
Wholesale	2.1	1.7
Retail trade	1.8	1.2
Other manufactured products	1.6	1.4
Construction	1.3	1.0
Food and beverages	0.9	0.8
Other	0.8	2.5
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended March 31,
($ in millions)	2022	2021	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$58	$(3)	n/m
Interest on loans held-for-sale	1	1	—
Interest and dividends on investment securities and other earning assets	162	106	53
Interest on cash and cash equivalents	2	4	(50)
Total financing revenue and other interest income	223	108	106
Interest expense
Original issue discount amortization (b)	13	12	(8)
Other interest expense (c)	(35)	39	190
Total interest expense	(22)	51	143
Net financing revenue and other interest income	245	57	n/m
Other revenue
Loss on extinguishment of debt	—	(1)	100
Other gain on investments, net	18	20	(10)
Other income, net of losses	48	39	23
Total other revenue	66	58	14
Total net revenue	311	115	170
Provision for credit losses	57	—	n/m
Total noninterest expense (d)	221	128	(73)
Income (loss) from continuing operations before income tax expense	$33	$(13)	n/m
Total assets	$42,641	$51,748	(18)
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
(d)Includes reductions of $318 million and $257 million for the three months ended March 31, 2022, and 2021, respectively, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.
The following table presents the scheduled remaining amortization of the original issue discount at March 31, 2022.

Year ended December 31, ($ in millions)	2022	2023	2024	2025	2026	2027 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$870	$812	$747	$676	$597	$—
Total amortization (b)	40	58	65	71	79	597	$910
(a)The maximum annual scheduled amortization for any individual year is $141 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Corporate and Other earned income from continuing operations before income tax expense of $33 million for the three months ended March 31, 2022, compared to a loss of $13 million for the three months ended March 31, 2021. The increase in income was primarily driven by an increase in financing revenue and other interest income resulting from a lower interest expense and an increase in financing revenue from investment securities. This increase was partially offset by an increase in noninterest expense, and an increase in the provision for credit losses during the three months ended March 31, 2022.
Total financing revenue and other interest income was $223 million for the three months ended March 31, 2022, compared to $108 million for the three months ended March 31, 2021. The increase was primarily driven by financing revenue from Ally Credit Card, which we acquired in the fourth quarter of 2021. The increase was also driven by the impacts of a higher interest rate environment on the investment securities portfolio and hedging activities.
Total interest expense decreased $73 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease was primarily driven by market and industry dynamics that drove a decrease in our deposit rates and other funding costs, and our continued shift to more cost-efficient deposit funding.
Total other revenue increased $8 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily driven by interchange income from Ally Credit Card, as well as an increase in income from equity-method investments.
The provision for credit losses increased $57 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, the increase in provision for credit losses was primarily driven by portfolio growth and higher net charge-offs within Ally Lending. Additionally, provision expense for the three months ended March 31, 2022, includes net charge-offs and portfolio growth related to Ally Credit Card, following our acquisition in December 2021. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $93 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase was driven by increased compensation and benefits expense, as well as incremental costs associated with Ally Credit Card.
Total assets were $42.6 billion as of March 31, 2022, compared to $51.7 billion as of March 31, 2021. This decrease was primarily the result of a reduction in our total cash and cash equivalents. Additionally, as of March 31, 2022, the amortized cost of the legacy mortgage portfolio was $341 million, compared to $458 million at March 31, 2021, which also contributed to the decrease.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents
Noninterest-bearing cash	$358	$306
Interest-bearing cash	3,169	4,011
Total cash and cash equivalents	3,527	4,317
Equity securities	5	6
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,905	1,900
U.S. States and political subdivisions	322	338
Agency mortgage-backed residential	17,753	18,336
Mortgage-backed residential	4,563	4,230
Agency mortgage-backed commercial	3,950	4,526
Asset-backed	483	534
Total available-for-sale securities	28,976	29,864
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,106	1,204
Total held-to-maturity securities	1,106	1,204
Total cash, cash equivalents, and securities	$33,614	$35,391

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

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Trading days (a)	62.0	63.5	64.0	63.0	61.0
Average customer trades per day, (in thousands)	40.2	42.8	40.8	48.5	80.9
Funded accounts (b) (in thousands)	517	506	503	495	484
Total net customer assets (b) ($ in millions)	$16,773	$17,391	$16,290	$16,444	$15,199
Total customer cash balances (b) ($ in millions)	$2,268	$2,195	$2,175	$2,166	$2,149
(a)Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across both the brokerage and robo portfolios.
During the three months ended March 31, 2022, geopolitical concerns and uncertainty surrounding monetary policy resulted in lower customer engagement and lower trade activity. Total funded accounts increased 2% from the prior quarter and increased 7% from the first quarter of 2021. Average customer trades per day decreased 6% from the prior quarter and decreased 50% from the first quarter of 2021, driven primarily by lower market volatility. Additionally, net customer assets decreased 4% from the prior quarter and increased 10% from the first quarter of 2021, as a result of equity market appreciation and increased customer account openings.
Ally Lending
Ally Lending is our unsecured personal-lending offering, which currently serves medical and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. The following table presents consumer unsecured originations by FICO® Score.

	Three months ended March 31, 2022		Three months ended March 31, 2021
($ in millions)	Volume	Average FICO®	Volume	Average FICO®
Total personal lending originations (a)	$442	734	$211	739
(a)Includes acquired loans, for which we have elected the fair value option measurement.
During the three months ended March 31, 2022, personal lending originations increased $231 million to $442 million, as compared to the three months ended March 31, 2021. We continue to expand our relationships across the home improvement and medical segments.
The carrying value of our personal lending portfolio was $1.2 billion at March 31, 2022, compared to $490 million at March 31, 2021, while the associated yield was 12.6% and 15.0% for the three months ended March 31, 2022, and 2021, respectively.
Ally Credit Card
Ally Credit Card is our scalable, digital-first credit card platform that features leading-edge technology, and a proprietary, analytics-based underwriting model. The following table presents total active cardholders and consumer finance receivables.

	March 31, 2022	December 31, 2021
Total active cardholders (in thousands)	844	766
Consumer finance receivables ($ in millions)	$1,036	$953

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
Our risk-management framework is overseen by the RC of our Board. The RC sets the risk appetite across our company while risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. Our primary types of risks include credit risk, insurance/underwriting risk, liquidity risk, market risk, business/strategic risk, reputation risk, operational risk, information technology/cybersecurity risk, compliance risk, and conduct risk. For more information on our risk management process, refer to the Risk Management MD&A section of our 2021 Annual Report on Form 10-K.
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
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities.

($ in millions)	March 31, 2022	December 31, 2021
Finance receivables and loans
Automotive Finance	$96,207	$94,326
Mortgage Finance	18,372	17,644
Corporate Finance	8,021	7,770
Corporate and Other (a)	2,765	2,528
Total finance receivables and loans	125,365	122,268
Loans held-for-sale
Mortgage Finance (b)	95	80
Corporate Finance	190	305
Corporate and Other	186	164
Total loans held-for-sale	471	549
Total on-balance-sheet loans	125,836	122,817
Operating lease assets
Automotive Finance	10,730	10,862
Total loan and operating lease exposure	$136,566	$133,679
(a)Includes $341 million and $368 million of consumer mortgage loans in our legacy mortgage portfolio at March 31, 2022, and December 31, 2021, respectively.
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
To mitigate risk, we have implemented specific policies and practices across business lines, utilizing both qualitative and quantitative analyses. This reflects our commitment to maintaining an independent and ongoing assessment of credit risk and credit quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and operating lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and operating leases with potential credit weaknesses, and the assessment of the adequacy of internal credit risk policies and procedures. Our consumer and commercial loan and operating lease portfolios are subject to periodic stress tests, which include economic scenarios developed and distributed by the FRB to assess how the portfolios may perform in a severe economic downturn. In addition, we establish and maintain underwriting policies and limits across our portfolios and higher risk segments (for example, nonprime) based on our risk appetite.
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. Economic expansion has continued into 2022 and the unemployment rate has fallen to 3.6% as of March 31, 2022. Sales of new light vehicles have been adversely affected by supply chain difficulties and slowed to annual rate of 14.1 million during the three months ended March 31, 2022. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million during the year ended December 31, 2019, driving an increase in used vehicle values, as further described in the section below titled Operating Lease Vehicle Terminations and Remarketing. Additionally, used vehicle values may also be impacted by availability, price of new vehicles, or changes in customer preferences.
Consumer Credit Portfolio
During the three months ended March 31, 2022, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations, as well as point-of-sale personal lending through Ally Lending. Additionally, beginning in December 2021 with the acquisition of Ally Credit Card, financial information related to our credit card business is included within Corporate and Other. Credit performance of the consumer loan portfolio was impacted by fiscal and monetary stimulus deployed by governmental authorities to partially mitigate the adverse effects from the COVID-19 pandemic on households and businesses. The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 11.0% and 11.3% of our total consumer automotive loans at March 31, 2022, and December 31, 2021, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Consumer automotive (c) (d)	$78,911	$78,252	$1,072	$1,078	$—	$—
Consumer mortgage
Mortgage Finance	18,372	17,644	51	59	—	—
Mortgage — Legacy	341	368	24	26	—	—
Total consumer mortgage	18,713	18,012	75	85	—	—
Consumer other
Personal Lending (e)	1,202	1,002	6	5	—	—
Credit Card	1,036	953	14	11	—	—
Total consumer other	2,238	1,955	20	16	—	—
Total consumer finance receivables and loans	$99,862	$98,219	$1,167	$1,179	$—	$—
(a)Includes nonaccrual TDR loans of $712 million and $714 million at March 31, 2022, and December 31, 2021, respectively.
(b)Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for a description of our accounting policies for finance receivables and loans.
(c)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.
(d)Includes outstanding CSG loans of $8.9 billion and $8.6 billion at March 31, 2022, and December 31, 2021, respectively, and RV loans of $708 million and $763 million at March 31, 2022, and December 31, 2021, respectively.
(e)Excludes finance receivables of $7 million at both March 31, 2022, and December 31, 2021, for which we have elected the fair value option.
Total consumer finance receivables and loans increased $1.6 billion at March 31, 2022, compared with December 31, 2021. The increase consists of $659 million of consumer automotive finance receivables and loans, $701 million of consumer mortgage finance receivables and loans and $283 million of consumer other finance receivables and loans. The increase was primarily due to an increase in consumer mortgage finance receivables and loans as a result of strong origination activity during the three months ended March 31, 2022, as well as an increase in consumer automotive finance receivables and loans, primarily related to continued momentum in our used-vehicle lending. Growth in consumer other finance receivables and loans was related to Ally Lending loan originations, which outpaced portfolio runoff.
Total consumer nonperforming finance receivables and loans at March 31, 2022, decreased $12 million to $1.2 billion from December 31, 2021. The decrease in our consumer automotive loan portfolio was driven by strong credit performance, while the decrease in our consumer mortgage portfolio was driven by strong consumer payment activity due to favorable macroeconomic conditions. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.2% at both March 31, 2022, and December 31, 2021, respectively.
Total consumer TDRs outstanding at March 31, 2022, decreased $79 million since December 31, 2021, to $2.1 billion. Results primarily reflect a $79 million decrease in our consumer automotive loan portfolio. The level of consumer TDRs is continuing to stabilize, as we continue to offer deferrals through our established risk management policies and practices to customers subsequent to a COVID-19 deferral, where the loan modification in connection with other factors resulted in a TDR classification. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information.
Consumer automotive loans accruing and past due 30 days or more decreased $84 million to $1.6 billion at March 31, 2022, compared to $1.7 billion at December 31, 2021, which was driven by strong credit performance.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2022	2021	2022	2021
Consumer automotive	$113	$97	0.6%	0.5%
Consumer mortgage
Mortgage Finance	—	1	—	—
Mortgage — Legacy	(2)	(2)	(3.2)	(1.3)
Total consumer mortgage	(2)	(1)	—	—
Consumer other
Personal Lending	15	8	5.4	7.0
Credit Card	8	—	3.4	—
Total consumer other	23	8	4.3	7.0
Total consumer finance receivables and loans	$134	$104	0.5	0.5
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held for sale during the period for each loan category.
Our net charge-offs from total consumer finance receivables and loans were $134 million for the three months ended March 31, 2022, compared to $104 million for the three months ended March 31, 2021. Net charge-offs for our consumer automotive portfolio increased by $16 million for the three months ended March 31, 2022, driven by credit normalization. Net charge-offs in our consumer other portfolio increased primarily due to the acquisition of Ally Credit Card, which we acquired in December 2021.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

	Three months ended March 31,
($ in millions)	2022	2021
Consumer automotive	$10,576	$8,812
Consumer mortgage (a)	1,680	1,784
Consumer other (b) (c)	442	211
Total consumer loan originations	$12,698	$10,807
(a)Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $995 million and $1.0 billion of loans originated as held-for-sale for the three months ended March 31, 2022, and March 31, 2021, respectively.
(b)Includes acquired loans related to our Ally Lending business, for which we have elected the fair value option measurement.
(c)Excludes credit card loans which are revolving in nature.
Total consumer loan originations increased $1.9 billion for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase for the three months ended March 31, 2022, as compared to the same period in March 31, 2021, was driven by higher financed transaction amounts, and partially offset by decreased application flow in the consumer automotive portfolio. The increase for the three months ended March 31, 2022, was also impacted by growth in the personal lending portfolio.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table shows the percentage of consumer automotive and consumer mortgage finance receivables and loans by state concentration based on amortized cost. Total consumer automotive loans were $78.9 billion and $78.3 billion at March 31, 2022, and December 31, 2021, respectively. Total consumer mortgage loans were $18.7 billion and $18.0 billion at March 31, 2022, and December 31, 2021, respectively.

	March 31, 2022 (a)		December 31, 2021
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.7%	39.7%	8.7%	39.6%
Texas	13.1	7.3	13.0	7.3
Florida	9.4	6.4	9.3	6.3
Pennsylvania	4.4	2.3	4.4	2.3
Georgia	4.1	3.0	4.0	3.0
North Carolina	4.1	1.7	4.1	1.6
Illinois	3.7	3.0	3.7	3.1
New York	3.4	1.9	3.3	2.1
New Jersey	3.0	2.5	3.0	2.5
Ohio	3.4	0.5	3.4	0.5
Other United States	42.7	31.7	43.1	31.7
Total consumer loans	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at March 31, 2022.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.7% and 26.4% of our total outstanding consumer finance receivables and loans at March 31, 2022, and December 31, 2021, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
Repossessed and Foreclosed Assets
We classify an asset as repossessed or foreclosed, which is included in other assets on our Condensed Consolidated Balance Sheet, when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.
Repossessed consumer automotive loan assets in our Automotive Finance operations were $134 million and $120 million at March 31, 2022, and December 31, 2021, respectively, and foreclosed mortgage assets were $1 million at December 31, 2021.
Commercial Credit Portfolio
During the three months ended March 31, 2022, the credit performance of the commercial portfolio remained strong. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Commercial and industrial
Automotive	$13,497	$12,229	$3	$33	$—	$—
Other (c)	6,997	6,874	217	221	—	—
Commercial real estate	5,002	4,939	1	3	—	—
Total commercial finance receivables and loans	$25,496	$24,042	$221	$257	$—	$—
(a)Includes nonaccrual TDR loans of $149 million and $117 million at March 31, 2022, and December 31, 2021, respectively.
(b)Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for a description of our accounting policies for finance receivables and loans.
(c)Other commercial and industrial primarily includes senior secured commercial lending largely associated with our Corporate Finance operations.
Total commercial finance receivables and loans outstanding increased $1.5 billion from December 31, 2021, to $25.5 billion at March 31, 2022. Results primarily reflect a $1.3 billion increase in our commercial automotive loan portfolio within the commercial and industrial receivables class due to higher dealer inventory levels, driven primarily by increased used car inventories.
Total commercial nonperforming finance receivables and loans were $221 million at March 31, 2022, reflecting a decrease of $36 million compared to December 31, 2021. This decrease was primarily impacted by a $30 million decrease in our commercial automotive loan portfolio within the commercial and industrial receivables. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans decreased to 0.9% at March 31, 2022, compared to 1.1% at December 31, 2021.
Total commercial TDRs outstanding at March 31, 2022, increased $32 million since December 31, 2021, to $203 million. The increase was primarily driven by the restructuring of one exposure within commercial other in our commercial and industrial portfolio class. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended March 31,
	Net charge-offs		Net charge-off ratios (a)
($ in millions)	2022	2021	2022	2021
Commercial and industrial
Automotive	$(1)	$—	—%	—%
Other	—	14	—	1.1
Total commercial finance receivables and loans	$(1)	$14	—	0.2
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held for sale during the period for each loan category.
Our net recoveries from total commercial finance receivables and loans were $1 million for the three months ended March 31, 2022, compared to net charge-offs of $14 million for the three months ended March 31, 2021. The decrease for the three months ended March 31, 2022, was primarily driven by our Corporate Finance portfolio and included the partial net charge-off of one exposure during the three months ended March 31, 2021.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $5.0 billion and $4.9 billion at March 31, 2022, and December 31, 2021, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

	March 31, 2022	December 31, 2021
Florida	17.4%	16.4%
Texas	15.3	13.9
California	8.0	8.3
Michigan	5.9	5.8
North Carolina	5.4	5.8
New York	4.4	3.8
Ohio	3.3	3.4
Georgia	3.0	3.3
Missouri	2.7	2.7
Utah	2.6	3.0
Other United States	32.0	33.6
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $23 million from December 31, 2021, to $1.8 billion at March 31, 2022, and represented 7.0% and 7.3% of total commercial finance receivables and loans at March 31, 2022, and December 31, 2021, respectively. The increase was primarily driven by one exposure within our Corporate Finance portfolio that was downgraded from Pass to Special Mention.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

	March 31, 2022	December 31, 2021
Industry
Automotive	42.2%	50.8%
Services	14.7	11.0
Chemicals	14.2	14.4
Other	28.9	23.8
Total commercial criticized finance receivables and loans	100.0%	100.0%
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
Our quantitatively determined allowance under CECL is impacted by certain forecasted economic factors as further described in Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K. For example, our consumer automotive allowance for loan losses is most sensitive to state-level unemployment rates. Our process for determining the allowance for loan losses considers a borrower’s willingness and ability to pay and considers other factors, including loan modification programs. In addition to our quantitative

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
allowance for loan losses, we also incorporate qualitative adjustments that may relate to idiosyncratic risks, changes in current economic conditions that may not be reflected in quantitatively derived results such as the impacts associated with COVID-19 and other macroeconomic uncertainty. We also monitor model performance, using model error and related assessments, and we may incorporate qualitative reserves to adjust our quantitatively determined allowance if we observe deterioration in model performance.
Through March 2022, forecasted economic variables utilized in our quantitative allowance processes were updated to reflect the current macroeconomic environment and our future expectations, which included (but were not limited to) the following: the unemployment rate declining to approximately 3% in the fourth quarter of 2022, before reverting to the historical mean of approximately 7% by the fourth quarter of 2026, deceleration of GDP growth as measured on a quarter-over-quarter seasonally adjusted annualized rate basis, and new light vehicle sales on a seasonally adjusted annualized rate basis nearing approximately 17 million units in the first quarter of 2023. We continue to utilize our qualitative allowance framework to reassess and adjust management reserve levels to account for ongoing uncertainty and volatility in the macroeconomic environment, including the global supply chain and manufacturing challenges, workforce participation, inflation, and other complexities stemming from the COVID-19 pandemic and current geopolitical environment. Our overall allowance for loan losses increased $34 million from the prior quarter to $3.3 billion at March 31, 2022, representing 2.6% as a percentage of total finance receivables as of March 31, 2022, compared to 2.7% as of December 31, 2021.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months ended March 31, 2022, and March 31, 2021, respectively.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at January 1, 2022	$2,769	$27	$221	$3,017	$250	$3,267
Charge-offs (a)	(276)	(1)	(24)	(301)	—	(301)
Recoveries	163	3	1	167	1	168
Net charge-offs	(113)	2	(23)	(134)	1	(133)
Provision due to change in portfolio size	34	1	30	65	6	71
Provision due to incremental charge-offs	113	(2)	23	134	(1)	133
Provision due to all other factors	(40)	(2)	6	(36)	(1)	(37)
Total provision for credit losses	107	(3)	59	163	4	167
Other	—	—	1	1	(1)	—
Allowance at March 31, 2022	$2,763	$26	$258	$3,047	$254	$3,301
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2022 (b)	3.5%	0.1%	11.5%	3.1%	1.0%	2.6%
Net charge-offs to average finance receivables and loans outstanding for the three months ended March 31, 2022	0.6%	—%	4.3%	0.5%	—%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2022 (b)	257.8%	34.4%	n/m	260.9%	115.2%	237.7%
Nonaccrual loans to finance receivables and loans outstanding at March 31, 2022	1.4%	0.4%	0.9%	1.2%	0.9%	1.1%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2022	6.1	(3.0)	2.8	5.7	(596.3)	6.2
n/m = not meaningful
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at January 1, 2021	$2,902	$33	$73	$3,008	$275	$3,283
Charge-offs (a)	(284)	(2)	(8)	(294)	(14)	(308)
Recoveries	187	3	—	190	—	190
Net charge-offs	(97)	1	(8)	(104)	(14)	(118)
Provision due to change in portfolio size	15	(4)	14	25	(4)	21
Provision due to incremental charge-offs	97	(1)	8	104	14	118
Provision due to all other factors	(108)	(2)	(19)	(129)	(23)	(152)
Total provision for credit losses	4	(7)	3	—	(13)	(13)
Other	—	(1)	1	—	—	—
Allowance at March 31, 2021	$2,809	$26	$69	$2,904	$248	$3,152
Allowance for loan losses to finance receivables and loans outstanding at March 31, 2021 (b)	3.8%	0.2%	14.3%	3.3%	1.0%	2.8%
Net charge-offs to average finance receivables and loans outstanding for the three months ended March 31, 2021	0.5%	—%	7.0%	0.5%	0.2%	0.4%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2021 (b)	239.5%	27.9%	n/m	228.7%	146.5%	219.1%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2021	7.2	(7.6)	2.3	7.0	4.3	6.7
n/m = not meaningful
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.
The allowance for consumer loan losses as of March 31, 2022, increased $143 million compared to March 31, 2021, reflecting an increase of $189 million in the consumer other allowance, partially offset by a decrease of $46 million in the consumer automotive allowance. The increase in the consumer other allowance was primarily driven by the establishment of reserves related to the Ally Credit Card acquisition, as well as continued growth in Ally Lending and Ally Credit Card. The decrease in our consumer automotive allowance was primarily driven by reserve declines associated with continued improvements to the macroeconomic environment following the onset of the COVID-19 pandemic.
The allowance for commercial loan losses as of March 31, 2022, increased $6 million compared to March 31, 2021. The increase was primarily driven by reserve increases within our Corporate Finance operations as a result of higher specific reserves, partially offset by reserve declines associated with continued improvements to the macroeconomic environment following the onset of the COVID-19 pandemic.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

	Three months ended March 31,
($ in millions)	2022	2021
Consumer
Consumer automotive	$107	$4
Consumer mortgage
Mortgage Finance	—	(4)
Mortgage — Legacy	(3)	(3)
Total consumer mortgage	(3)	(7)
Consumer other
Personal Lending	36	3
Credit Card	23	—
Total consumer other	59	3
Total consumer	163	—
Commercial
Commercial and industrial
Automotive	—	(17)
Other	9	13
Commercial real estate	(5)	(9)
Total commercial	4	(13)
Total provision for loan losses	$167	$(13)
The provision for consumer credit losses increased $163 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, the increase in provision for consumer credit losses was primarily driven by reserve reductions during the three months ended March 31, 2021, associated with improvements to the macroeconomic environment following the onset of the COVID-19 pandemic. The provision for consumer credit losses also increased for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, driven by asset growth across each portfolio. Additionally, provision expense for the three months ended March 31, 2022, includes net charge-offs and portfolio growth related to Ally Credit Card, following our acquisition in December 2021.
The provision for commercial credit losses increased $17 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, the increase in provision for commercial credit losses was primarily driven by a reserve increases within our commercial automotive operations due to portfolio growth.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2022			2021
March 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$2,763	3.5%	83.7%	$2,809	3.8%	89.1%
Consumer mortgage
Mortgage Finance	19	0.1	0.6	16	0.1	0.5
Mortgage — Legacy	7	2.0	0.2	10	2.2	0.3
Total consumer mortgage	26	0.1	0.8	26	0.2	0.8
Consumer other
Personal Lending	124	10.3	3.8	69	14.3	2.2
Credit Card	134	12.9	4.0	—	—	—
Total consumer other	258	11.5	7.8	69	14.3	2.2
Total consumer loans	3,047	3.1	92.3	2,904	3.3	92.1
Commercial
Commercial and industrial
Automotive	12	0.1	0.4	25	0.2	0.8
Other	207	3.0	6.3	188	3.4	6.0
Commercial real estate	35	0.7	1.0	35	0.7	1.1
Total commercial loans	254	1.0	7.7	248	1.0	7.9
Total allowance for loan losses	$3,301	2.6	100%	$3,152	2.8	100%
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
During the three months ended March 31, 2022, we recorded $1.6 billion of net unrealized losses on our available-for-sale securities, primarily due to an increase in market interest rates. These unrealized losses are recorded in other comprehensive income of our Condensed Consolidated Statement of Comprehensive Income, and are generally not realized unless we decide to sell the securities prior to their stated maturity date. If held until maturity, we would recapture the par value of the securities and not realize any losses associated with changes in interest rates. Refer to Note 7 and Note 16 to the Condensed Consolidated Financial Statements for additional information.
The composition of our balance sheet, including shorter-duration consumer automotive loans and variable-rate commercial loans, coupled with the continued funding shift toward retail deposits, partially mitigates market risk. Additionally, we maintain risk-management

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
controls that measure and monitor market risk using a variety of analytical techniques including market value and sensitivity analysis. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.
LIBOR Transition
In recognition of the significance of LIBOR cessation, in July 2018, Ally formed an enterprise-wide LIBOR transition program that devotes numerous resources throughout all levels of the organization to facilitate the transition to alternative reference rates. Our program spans impacted business lines and functions to evaluate risks associated with the transition, while taking into account specific considerations related to our customers, products and instruments, and counterparty exposures. Through this program, we continue to plan for and guide the transition away from LIBOR to alternative reference rates, and evaluate the impacts and potential impacts to our existing and future contracts with customers and counterparties, financial forecasts, operational processes, technology, modeling, and vendor relationships. Our program is also subject to the governance and oversight of our Board through the RC and certain executive committees, including the ALCO and the ERMC. For a more detailed discussion of our transition away from LIBOR, refer to the section titled Risk Management—LIBOR Transition in our 2021 Annual Report on Form 10-K.
We continue to make progress on our transition efforts, including the development of new products and agreements that utilize alternative reference rates, such as Prime and SOFR. We continue to engage our commercial automotive dealer customers with transitioning their existing wholesale floorplan financing agreements from LIBOR to Prime as appropriate. Additionally, we continue to reduce our LIBOR exposure through other strategic actions. For example, during 2021, we executed the sale of a portion of our adjustable-rate mortgage loans that were tied to LIBOR, and redeemed our Series 2 TRUPS with an interest rate linked to LIBOR and replaced these regulatory capital instruments with new preferred stock referencing treasury rates. We also advanced our efforts of transitioning existing bilateral commercial automotive lending arrangements from LIBOR to alternative rates, commenced direct-to-consumer mortgage lending in our held-for-investment channel using SOFR, and commenced originating corporate-finance loans using SOFR. In alignment with guidance from U.S. banking regulators, we also updated our policies and procedures and established enhanced governance to adhere to safe-and-sound practices with regard to new LIBOR contracts and existing LIBOR exposures beyond December 31, 2021, and are planning to transition our remaining exposure to alternative rates prior to the cessation of the remaining U.S. dollar LIBOR tenors, which will no longer be published after June 30, 2023.
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
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following 12 months. We test a number of alternative rate scenarios, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types. Relative to our baseline forecast, our net financing revenue over the next 12 months is expected to increase by $613 million if interest rates remain unchanged due to expected increases in the federal funds rate, resulting in a short-end-led flattening of the yield curve.
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various shocks to the implied market forward curve as of March 31, 2022, and December 31, 2021.

	March 31, 2022		December 31, 2021
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$(29)	$(277)	$2	$(169)
+100 basis points	(17)	(135)	16	(37)
-25 basis points (b)	8	38	(9)	(23)
(a)Gradual changes in interest rates are recognized over 12 months.
(b)Our models currently assume rates do not go below zero.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The implied forward rate curve was higher and flatter compared to December 31, 2021, as market expectations for short-term interest rates have increased more than long-term rates. The impact of this change is reflected in our baseline net financing revenue projections. As of March 31, 2022, we expect upward interest rate shock scenarios to have a moderate impact to the baseline forecast as the repricing of our asset base, combined with the benefit of our pay fixed swap position, is expected to partially offset assumed repricing of our liabilities, primarily deposits.
The exposure in the downward interest rate shock scenarios is largely driven by floating-rate assets and prepayment risk, more than offset by assumed repricing of liquid deposits.
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
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. However in certain instances, some automotive manufacturers have provided their guarantee for portions of our residual exposure, as further described in Note 9 to the Condensed Consolidated Financial Statements. Our operating lease portfolio, net of accumulated depreciation was $10.7 billion and $10.9 billion as of March 31, 2022, and December 31, 2021, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $8.4 billion and $8.6 billion as of March 31, 2022, and December 31, 2021, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A in our 2021 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended March 31,
	2022	2021
Off-lease vehicles terminated (in units)	30,488	30,488
Average gain per vehicle ($ per unit)	$1,640	$2,114
Method of vehicle sales
Auction
Internet	8%	48%
Physical	4	9
Sale to dealer, lessee, and other	88	43
We recognized an average gain per vehicle of $1,640 for the three months ended March 31, 2022, compared to an average gain per vehicle of $2,114 for the same period in 2021. The decrease in remarketing performance was primarily due to a shift in off-lease vehicle disposition channel mix. The remarketing channel mix for dealer and lessee buyouts increased during the three months ended March 31, 2022, primarily due to supply constraints increasing dealer demand for off-lease vehicles, as well as increases in new vehicle prices that are causing a shift in consumer preference. The shift in off-lease vehicle disposition mix is expected to continue in the near term and may limit our ability to optimize remarketing proceeds.
Operating Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. Our exposure to Stellantis vehicles represented approximately 80% and 87% of our operating lease units as of March 31, 2022, and 2021, respectively.
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

March 31,	2022	2021
Sport utility vehicle	60%	57%
Truck	33	34
Car	7	9

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
•Activated the “Green Teams” initiative to engage Ally employees in support of environmental volunteer opportunities within local communities where Ally operates.
Refer to the section titled Risk Factors in Part I, Item 1A of our 2021 Annual Report on Form 10-K for information on climate-related risks.

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
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2024). Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of March 31, 2022. In recent years, we have become less reliant on market-based funding, reducing our exposure to disruptions in wholesale funding markets.
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
We manage our funding to achieve a well-balanced portfolio across a spectrum of risk, maturity, and cost-of-funds characteristics. Optimizing funding at Ally Bank continues to be a key part of our long-term liquidity strategy. We optimize our funding sources at Ally Bank by growing retail deposits, maintaining active securitization programs, managing a prudent maturity profile of our brokered deposit portfolio, utilizing repurchase agreements, and continuing to access funds from the FHLB.
Essentially all asset originations are directed to Ally Bank to reduce parent company exposures and funding requirements, and to utilize our growing consumer deposit-taking capabilities. This allows us to use bank funding for substantially all of our automotive finance and other assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise.
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
Our liquidity stress testing is designed to allow us to operate our businesses and to meet our contractual and contingent obligations, including unsecured debt maturities, for at least 12 months, assuming our normal access to funding is disrupted by severe market-wide and enterprise-specific events. We maintain available liquidity in the form of cash and unencumbered highly liquid securities. This available liquidity is held at various legal entities, and is subject to regulatory restrictions and tax implications that may limit our ability to transfer funds across entities.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes our total available liquidity.

($ in millions)	March 31, 2022	December 31, 2021
Unencumbered highly liquid securities (a)	$25,936	$26,767
Liquid cash and equivalents	3,586	4,426
Total available liquidity	$29,522	$31,193
(a)Includes unencumbered U.S. federal government, U.S. agency, and highly liquid corporate debt securities.
Recent Funding Developments
Key funding highlights from January 1, 2022, to date were as follows:
•We had $650 million of unsecured debt mature during the three months ended March 31, 2022, as we continue to shift our overall funding toward more cost-effective funding.
•During the first quarter of 2022, we issued $3.0 billion of short-term advances and $1.0 billion of long-term advances from the FHLB.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	March 31, 2022		December 31, 2021
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Deposits	$142,475	88	$141,558	89
Debt
Secured financings	11,030	7	7,619	5
Institutional term debt	8,562	5	9,194	6
Retail term notes	243	—	216	—
Total debt (a)	19,835	12	17,029	11
Total on-balance-sheet funding	$162,310	100	$158,587	100
(a)Includes hedge basis adjustment as described in Note 19 to the Condensed Consolidated Financial Statements.
Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at March 31, 2022.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including online savings accounts, money-market demand accounts, CDs, interest-bearing checking accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which provide us with stable, low-cost funding. We believe retail deposits are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. Retail deposits constituted 84% of our total funding sources at March 31, 2022. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total primary retail deposit customers (in thousands)	2,518	2,476	2,448	2,394	2,334
Deposits ($ in millions)
Retail	$135,978	$134,672	$131,590	$129,222	$128,370
Brokered (a)	4,049	4,669	5,667	7,787	11,060
Other (b)	2,448	2,217	2,187	2,095	155
Total deposits	$142,475	$141,558	$139,444	$139,104	$139,585
(a)Brokered deposit balances include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.9 billion as of March 31, 2021.
(b)Other deposits include mortgage escrow and other deposits. Additionally, beginning on June 30, 2021, other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $2.3 billion as of March 31, 2022, $2.1 billion as of December 31, 2021, $2.0 billion as of September 30, 2021, and $1.9 billion as of June 30, 2021, driven by revisions to brokered-deposit regulations by the FDIC.
During the three months ended March 31, 2022, our total deposit base grew $916 million and we added approximately 42,000 retail deposit customers, ending with approximately 2.5 million retail deposit customers as of March 31, 2022. The growth in total deposits has been driven by strong growth in retail deposits, partially offset by a reduction in brokered deposits. Total retail deposits increased $1.3 billion during the three months ended March 31, 2022, primarily within our online savings product, bringing the total retail deposits portfolio to $136.0 billion as of March 31, 2022. Strong customer acquisition and retention rates, reflecting the strength of the brand, continue to drive the growth in retail deposits. Across the industry, we anticipate larger payments from consumers owing taxes during the second quarter of 2022—as compared to prior years—that, based on the demographic composition of our deposit customer base, will likely result in increased deposit outflows for the period.
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
We continue to be recognized for the experience and value we provide our customers. In 2021, Ally Bank’s checking account earned national Bank On certification from the CFE Fund. The organization recognized Ally’s existing checking account, which goes above and beyond CFE criteria, for providing lower- and moderate-income consumers with a safe, affordable path to join the financial mainstream and achieve financial stability. In October 2021, MONEY® Magazine named Ally to its “Best Online Bank” list for the fourth consecutive year, as well as the ninth time in the past eleven years, and in June 2021, Kiplinger named Ally Bank the “Best Internet Bank” for the fifth consecutive year. In April 2022, Forbes named Ally to its “World’s Best Banks” list. For additional information on our deposit funding by type, refer to Note 12 to the Condensed Consolidated Financial Statements.
Securitizations and Secured Financings
In addition to building a larger deposit base, we maintain a presence in the securitization markets to finance our automotive loan portfolios. Securitizations and secured funding transactions, collectively referred to as securitization transactions due to their similarities, allow us to convert our automotive-finance receivables into cash earlier than what would have occurred in the normal course of business. For additional details surrounding our securitization activities, refer to the section titled Liquidity Management, Funding, and Regulatory Capital in our 2021 Annual Report on Form 10-K.
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage finance receivables and loans and investment securities. As of March 31, 2022, we had pledged $18.7 billion of assets to the FHLB resulting in $14.1 billion in total funding capacity with $9.2 billion of debt outstanding.
At March 31, 2022, $29.7 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 13 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $243 million of retail term notes outstanding at March 31, 2022. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of March 31, 2022, we had no debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We had assets pledged and restricted as collateral to the FRB totaling $2.4 billion as of March 31, 2022. We had no debt outstanding with the FRB as of March 31, 2022.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both March 31, 2022, and December 31, 2021, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

	Three months ended March 31,
($ in millions)	2022	2021
Net financing loss and other interest income	$(278)	$(248)
Dividends from bank subsidiaries	650	550
Dividends from nonbank subsidiaries	—	10
Total other revenue	61	63
Total net revenue	433	375
Provision for credit losses	(11)	(41)
Total noninterest expense	150	153
Income from continuing operations before income tax benefit	294	263
Income tax benefit from continuing operations (a)	(78)	(78)
Net income (b)	$372	$341
(a)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and other adjustments.
(b)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	March 31, 2022	December 31, 2021
Total assets (a)	$4,191	$5,737
Total liabilities	$10,047	$11,304
(a)Excludes investments in all nonguarantor subsidiaries.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
Net cash provided by operating activities was $1.6 billion and $1.2 billion for the three months ended March 31, 2022, and 2021, respectively. Operating cash inflows were higher as compared to the prior year as our operating environment and results are returning to pre-COVID-19 pandemic levels.
Net cash used in investing activities was $5.7 billion for the three months ended March 31, 2022, compared to net cash provided by investing activities of $452 million for the same period in 2021. The decrease was primarily due to an increase of $8.0 billion in net cash outflows related to higher originations of loans held-for-investment, driven by higher financed transaction amounts, and partially offset by decreased application flow in the consumer automotive portfolio. This was partially offset by and a decrease of $2.2 billion in net cash outflows related to purchases and proceeds from sales and repayments of available-for-sale securities.
Net cash provided by financing activities for the three months ended March 31, 2022, was $3.0 billion, compared to net cash used in financing activities of $1.2 billion for the same period in 2021. The change was primarily attributable to an increase of $6.1 billion in net cash inflows related to short-term borrowings. Refer to the above section titled Recent Funding Developments for further information. This activity was partially offset by a $1.6 billion decrease in net cash inflows related to deposits.
Capital Planning and Stress Tests
Under the tailoring framework described earlier in the section titled Basel Capital Framework of Note 18 to the Condensed Consolidated Financial Statements, we are generally subject to supervisory stress testing on a two-year cycle and exempted from mandated company-run capital stress testing requirements. We are also required to submit an annual capital plan to the FRB. Our annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a detailed description of our process for assessing capital adequacy, including a discussion of how we, under expected and stressful conditions, will maintain capital commensurate with our risks and above the minimum regulatory capital ratios, will serve as a source of strength to Ally Bank, and will maintain sufficient capital to continue our operations by maintaining ready access to funding, meeting our obligations to creditors and other counterparties, and continuing to serve as a credit intermediary.
In January 2021, the FRB issued a final rule effective April 5, 2021, to align its capital planning and stress capital buffer requirements with the tailoring framework. Under the final rule, unless otherwise directed by the FRB in specified circumstances, Ally and other Category IV firms are generally no longer required to calculate forward-looking projections of revenues, losses, reserves, and pro forma capital levels under scenarios provided by the FRB. Each firm continues to be required, however, to provide a forward-looking analysis of income and capital levels under expected and stressful conditions that are designed by the firm. In addition, for Category IV firms, the final rule updated the frequency of calculating the portion of the stress capital buffer derived from the supervisory stress test to every other year. These firms have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which they would not generally be subject to the supervisory stress test. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm would receive an updated stress capital buffer requirement that reflects its updated planned common-stock dividends. The final rule also includes reporting and other changes consistent with the tailoring framework. Ally did not opt into the 2021 supervisory stress test but will be subject to the 2022 supervisory stress test.
We submitted our 2021 capital plan on April 5, 2021, which included planned capital distributions to common stockholders through share repurchases and cash dividends and other capital actions over the nine-quarter planning horizon. On January 11, 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021 subject to restrictions imposed by the FRB. On July 12, 2021, our Board authorized an increase in the maximum amount of this stock-repurchase program, from $1.6 billion to $2.0 billion. During the second quarter of 2021, we issued $1.35 billion of Series B Preferred Stock and $1.0 billion of Series C Preferred Stock, both of which qualify as additional Tier 1 capital under U.S. Basel III. The proceeds from these issuances were used to redeem a portion of the Series 2 TRUPS then outstanding. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional details about these instruments and capital actions. In June 2021, we submitted an updated capital plan to the FRB reflecting these capital actions and increases in our stock-repurchase program and common-stock dividend. This updated capital plan was used by the FRB to recalculate Ally’s final stress capital buffer requirement, which was announced in August 2021 and remained unchanged at 3.5%. We submitted our 2022 capital plan to the FRB on April 5, 2022.
On January 10, 2022, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of our common stock from time to time from the first quarter of 2022 through the fourth quarter of 2022 subject to restrictions imposed by the FRB, and an increase in our cash dividend on common stock from $0.25 per share for the fourth quarter of 2021 to $0.30 per share for the first quarter of 2022. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
regulatory considerations (including any restrictions that may be imposed by the FRB), impacts related to the COVID-19 pandemic, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.
Regulatory Capital
We became subject to U.S. Basel III on January 1, 2015, although a number of its provisions—including capital buffers and certain regulatory capital deductions—were subject to phase-in periods. For further information on U.S. Basel III, refer to Note 18 to the Condensed Consolidated Financial Statements. The following table presents selected regulatory capital data under U.S Basel III.

	March 31,
($ in millions)	2022	2021
Common Equity Tier 1 capital ratio	9.97%	11.06%
Tier 1 capital ratio	11.49%	12.82%
Total capital ratio	13.13%	14.58%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	9.36%	9.78%
Total equity	$15,413	$14,625
CECL phase-in adjustment (b)	887	1,155
Preferred stock (c)	(2,324)	—
Goodwill and certain other intangibles	(932)	(378)
Deferred tax assets arising from net operating loss and tax credit carryforwards (d)	(6)	(36)
Other adjustments (e)	1,811	(7)
Common Equity Tier 1 capital	14,849	15,359
Preferred stock (c)	2,324	—
Trust preferred securities (c)	—	2,500
Other adjustments	(49)	(64)
Tier 1 capital	17,124	17,795
Qualifying subordinated debt and other instruments qualifying as Tier 2	623	829
Qualifying allowance for loan losses and other adjustments	1,817	1,616
Total capital	$19,564	$20,240
Risk-weighted assets (f)	$149,000	$138,818
(a)Tier 1 leverage ratio equals Tier 1 capital divided by adjusted quarterly average total assets, which both reflect adjustments for disallowed goodwill, certain intangible assets, and disallowed deferred tax assets.
(b)We have elected to delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we phased in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Refer to Note 18 to the Condensed Consolidated Financial Statements for further information.
(c)In connection with our issuances of non-cumulative perpetual preferred stock in the second and third quarter of 2021, we redeemed a portion of the Series 2 TRUPS outstanding. In September 2021, we announced our intent to redeem the remaining shares of the Series 2 TRUPS outstanding without issuing a replacement capital instrument. The redemption was effectuated on October 15, 2021. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional details about our issuances of non-cumulative perpetual preferred stock.
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

Rating agency	Short-term	Senior unsecured debt	Outlook	Date of last action
Fitch	F3	BBB-	Stable	March 24, 2022 (a)
Moody’s	P-3	Baa3	Stable	August 27, 2021 (b)
S&P	A-3	BBB-	Stable	March 25, 2021 (c)
DBRS	R-2 (high)	BBB	Stable	February 18, 2022 (d)
(a)Fitch affirmed our senior unsecured debt rating of BBB-, short-term rating of F3, and our outlook of Stable on March 24, 2022.
(b)Moody’s upgraded our senior unsecured rating to Baa3 from Ba1, upgraded our short-term rating to P-3 from Non-Prime and changed the outlook to Stable from Rating Under Review on August 27, 2021.
(c)Standard & Poor’s affirmed our senior unsecured debt rating of BBB-, affirmed our short-term rating of A-3, and changed the outlook to Stable from Negative on March 25, 2021.
(d)DBRS upgraded our senior unsecured debt rating from BBB (low) to BBB, upgraded our short-term rating to R-2 (high) from R-3, and affirmed the outlook of Stable on February 18, 2022.
As illustrated by the issuer ratings above, as of March 31, 2022, Ally holds an investment-grade rating from all of the respective nationally recognized rating agencies.
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
Our most critical accounting estimates are as follows:
•Allowance for loan losses
•Valuation of automotive lease assets and residuals
•Fair value of financial instruments
•Determination of provision for income taxes
We did not substantively change any material aspect of our methodologies and processes used in developing any of the estimates described above from what was described in the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.
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

	2022			2021			Increase (decrease) due to
Three months ended March 31, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$4,027	$2	0.15%	$15,363	$4	0.10%	$(3)	$1	$(2)
Investment securities (b)	35,900	183	2.07	33,982	124	1.49	7	52	59
Loans held-for-sale, net	570	4	2.84	570	5	3.65	—	(1)	(1)
Finance receivables and loans, net (b) (c)	122,772	1,714	5.66	115,665	1,582	5.55	97	35	132
Investment in operating leases, net (d)	10,878	186	6.96	9,831	207	8.57	22	(43)	(21)
Other earning assets	764	5	2.86	712	7	3.74	1	(3)	(2)
Total interest-earning assets	174,911	2,094	4.86	176,123	1,929	4.44			165
Noninterest-bearing cash and cash equivalents	422			531
Other assets	9,825			8,502
Allowance for loan losses	(3,279)			(3,280)
Total assets	$181,879			$181,876
Liabilities and equity
Interest-bearing deposit liabilities (b)	$141,387	$211	0.61%	$137,566	$306	0.90%	$8	$(103)	$(95)
Short-term borrowings	980	5	1.99	814	1	0.36	—	4	4
Long-term debt	16,410	185	4.58	21,173	250	4.80	(56)	(9)	(65)
Total interest-bearing liabilities	158,777	401	1.03	159,553	557	1.42			(156)
Noninterest-bearing deposit liabilities	171			152
Total funding sources	158,948	401	1.03	159,705	557	1.42
Other liabilities	6,772			7,038
Total liabilities	165,720			166,743
Total equity	16,159			15,133
Total liabilities and equity	$181,879			$181,876
Net financing revenue and other interest income		$1,693			$1,372				$321
Net interest spread (e)			3.83%			3.02%
Net yield on interest-earning assets (f)			3.93%			3.16%
(a)Average balances are calculated using an average daily balance methodology.
(b)Includes the effects of derivative financial instruments designated as hedges. Refer to Note 19 to the Condensed Consolidated Financial Statements for further information about the effects of our hedging activities.
(c)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements of our 2021 Annual Report on Form 10-K.
(d)Yield includes gains on the sale of off-lease vehicles of $50 million and $64 million for the three months ended March 31, 2022, and 2021, respectively. Excluding these gains and losses on sale, the annualized yield was 5.10% and 5.91% for the three months ended March 31, 2022, and 2021, respectively.
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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 24 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings, which supplements the discussion of legal proceedings set forth in Note 29 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors described in our 2021 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended March 31, 2022.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended March 31, 2022.

Three months ended March 31, 2022	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
January 2022	2,143	$47.48	2,143	$1,898
February 2022	5,235	49.09	5,235	1,641
March 2022	5,170	43.46	5,170	1,416
Total	12,548	46.50	12,548
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)Excludes brokerage commissions.
(c)On January 11, 2022, we announced a common stock-repurchase program of up to $2.0 billion. The program commenced in the first quarter of 2022 and will expire on December 31, 2022. Refer to Note 18 to the Condensed Consolidated Financial Statements for further details.
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

101
The following information from our Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended March 31, 2022, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of May, 2022.

Ally Financial Inc. (Registrant)

/S/ JENNIFER A. LACLAIR
Jennifer A. LaClair Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Controller, and Chief Accounting Officer