Form 10-Q
period 2022-06-30
Ally Financial Inc.
filed 2022-08-01
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022, or

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
Yes ☐                    No ☑
At July 28, 2022, the number of shares outstanding of the Registrant’s common stock was 308,529,835 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956 as amended
BMC	Better Mortgage Company
Board	Ally Board of Directors
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
CFE	Cities for Financial Empowerment
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977 as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as amended
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act as amended
ERMC	Enterprise Risk Management Committee
ESG	Environmental, social, and governance
F&I	Finance and insurance
Fair Square	Fair Square Financial Holdings LLC and its subsidiaries
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991 as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999 as amended
GM	General Motors Company
IB Finance	IB Finance Holding Company, LLC
IRA	Individual retirement account
LCR	Liquidity coverage ratio
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NYSE	New York Stock Exchange
OTC	Over-the-counter
P&C	Property and casualty

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
PCA	Prompt corrective action
PCD	Purchased credit deteriorated
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
SEC	U.S. Securities and Exchange Commission
Series 2 TRUPS	8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I
SOFR	Secured Overnight Financing Rate
SPE	Special-purpose entity
Stellantis	Stellantis N.V.
TDR	Troubled debt restructuring
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$1,842	$1,588	$3,556	$3,170
Interest on loans held-for-sale	4	4	8	9
Interest and dividends on investment securities and other earning assets	203	147	391	278
Interest on cash and cash equivalents	5	4	7	8
Operating leases	396	384	799	754
Total financing revenue and other interest income	2,450	2,127	4,761	4,219
Interest expense
Interest on deposits	263	268	474	574
Interest on short-term borrowings	19	—	24	1
Interest on long-term debt	184	230	369	480
Interest on other	1	—	1	—
Total interest expense	467	498	868	1,055
Net depreciation expense on operating lease assets	219	82	436	245
Net financing revenue and other interest income	1,764	1,547	3,457	2,919
Other revenue
Insurance premiums and service revenue earned	280	278	560	558
Gain on mortgage and automotive loans, net	4	19	18	55
Loss on extinguishment of debt	—	(73)	—	(74)
Other (loss) gain on investments, net	(124)	65	(119)	188
Other income, net of losses	152	249	295	376
Total other revenue	312	538	754	1,103
Total net revenue	2,076	2,085	4,211	4,022
Provision for credit losses	304	(32)	471	(45)
Noninterest expense
Compensation and benefits expense	437	446	930	841
Insurance losses and loss adjustment expenses	89	74	147	137
Other operating expenses	612	555	1,183	1,040
Total noninterest expense	1,138	1,075	2,260	2,018
Income from continuing operations before income tax expense	634	1,042	1,480	2,049
Income tax expense from continuing operations	152	143	343	354
Net income from continuing operations	482	899	1,137	1,695
Income from discontinued operations, net of tax	—	1	—	1
Net income	482	900	1,137	1,696
Other comprehensive (loss) income, net of tax	(1,218)	189	(2,851)	(415)
Comprehensive (loss) income	$(736)	$1,089	$(1,714)	$1,281
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands) (a)	2022	2021	2022	2021
Net income from continuing operations attributable to common stockholders	$454	$899	$1,081	$1,695
Income from discontinued operations, net of tax	—	1	—	1
Net income attributable to common stockholders	$454	$900	$1,081	$1,696
Basic weighted-average common shares outstanding (b)	322,057	370,412	328,830	372,807
Diluted weighted-average common shares outstanding (b)	324,027	373,029	330,882	375,265
Basic earnings per common share
Net income from continuing operations	$1.41	$2.43	$3.29	$4.55
Net income	$1.41	$2.43	$3.29	$4.55
Diluted earnings per common share
Net income from continuing operations	$1.40	$2.41	$3.27	$4.52
Net income	$1.40	$2.41	$3.27	$4.52
Cash dividends declared per common share	$0.30	$0.19	$0.60	$0.38
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

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents
Noninterest-bearing	$801	$502
Interest-bearing	3,366	4,560
Total cash and cash equivalents	4,167	5,062
Equity securities	735	1,102
Available-for-sale securities (amortized cost of $35,521 and $33,650) (a)	31,743	33,587
Held-to-maturity securities (fair value of $998 and $1,204)	1,112	1,170
Loans held-for-sale, net	798	549
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	128,457	122,268
Allowance for loan losses	(3,450)	(3,267)
Total finance receivables and loans, net	125,007	119,001
Investment in operating leases, net	10,516	10,862
Premiums receivable and other insurance assets	2,743	2,724
Other assets	8,882	8,057
Total assets	$185,703	$182,114
Liabilities
Deposit liabilities
Noninterest-bearing	$185	$150
Interest-bearing	140,216	141,408
Total deposit liabilities	140,401	141,558
Short-term borrowings	7,775	—
Long-term debt	16,984	17,029
Interest payable	270	210
Unearned insurance premiums and service revenue	3,490	3,514
Accrued expenses and other liabilities	2,799	2,753
Total liabilities	171,719	165,064
Contingencies (refer to Note 24)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 506,940,912 and 504,521,535; and outstanding 312,781,366 and 337,940,636)	21,762	21,671
Preferred stock	2,324	2,324
Accumulated deficit	(721)	(1,599)
Accumulated other comprehensive loss	(3,009)	(158)
Treasury stock, at cost (194,159,546 and 166,580,899 shares)	(6,372)	(5,188)
Total equity	13,984	17,050
Total liabilities and equity	$185,703	$182,114
(a)Refer to Note 7 for discussion of investment securities pledged as collateral.
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

($ in millions)	June 30, 2022	December 31, 2021
Assets
Finance receivables and loans, net
Consumer automotive	$7,725	$6,871
Consumer other (a)	—	353
Allowance for loan losses	(264)	(278)
Total finance receivables and loans, net	7,461	6,946
Other assets	546	563
Total assets	$8,007	$7,509
Liabilities
Long-term debt	$1,500	$1,337
Accrued expenses and other liabilities	2	2
Total liabilities	$1,502	$1,339
(a)Comprised of credit card finance receivables and loans, net.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total equity
Balance at April 1, 2021	$21,566	$—	$(3,555)	$27	$(3,413)	$14,625
Net income			900			900
Net proceeds from issuance of Series B preferred stock		1,335				1,335
Net proceeds from issuance of Series C preferred stock		989				989
Share-based compensation	65					65
Other comprehensive income				189		189
Common stock repurchases					(502)	(502)
Common stock dividends ($0.19 per share)			(71)			(71)
Balance at June 30, 2021	$21,631	$2,324	$(2,726)	$216	$(3,915)	$17,530
Balance at April 1, 2022	$21,728	$2,324	$(1,076)	$(1,791)	$(5,772)	$15,413
Net income			482			482
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(12)			(12)
Share-based compensation	34					34
Other comprehensive loss				(1,218)		(1,218)
Common stock repurchases					(600)	(600)
Common stock dividends ($0.30 per share)			(99)			(99)
Balance at June 30, 2022	$21,762	$2,324	$(721)	$(3,009)	$(6,372)	$13,984
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Six months ended June 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total equity
Balance at January 1, 2021	$21,544	$—	$(4,278)	$631	$(3,194)	$14,703
Net income			1,696			1,696
Net proceeds from issuance of Series B preferred stock		1,335				1,335
Net proceeds from issuance of Series C preferred stock		989				989
Share-based compensation	87					87
Other comprehensive loss				(415)		(415)
Common stock repurchases					(721)	(721)
Common stock dividends ($0.38 per share)			(144)			(144)
Balance at June 30, 2021	$21,631	$2,324	$(2,726)	$216	$(3,915)	$17,530
Balance at January 1, 2022	$21,671	$2,324	$(1,599)	$(158)	$(5,188)	$17,050
Net income			1,137			1,137
Preferred stock dividends — Series B			(32)			(32)
Preferred stock dividends — Series C			(24)			(24)
Share-based compensation	91					91
Other comprehensive loss				(2,851)		(2,851)
Common stock repurchases					(1,184)	(1,184)
Common stock dividends ($0.60 per share)			(203)			(203)
Balance at June 30, 2022	$21,762	$2,324	$(721)	$(3,009)	$(6,372)	$13,984
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2022	2021
Operating activities
Net income	$1,137	$1,696
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	666	640
Provision for credit losses	471	(45)
Gain on mortgage and automotive loans, net	(18)	(55)
Other (loss) gain on investments, net	119	(188)
Loss on extinguishment of debt	—	74
Originations and purchases of loans held-for-sale	(2,484)	(2,154)
Proceeds from sales and repayments of loans held-for-sale	2,277	2,230
Net change in
Deferred income taxes	331	(675)
Interest payable	60	(48)
Other assets	912	2
Other liabilities	(19)	231
Other, net	20	(86)
Net cash provided by operating activities	3,472	1,622
Investing activities
Purchases of equity securities	(499)	(724)
Proceeds from sales of equity securities	720	944
Purchases of available-for-sale securities	(5,495)	(14,376)
Proceeds from sales of available-for-sale securities	716	2,788
Proceeds from repayments of available-for-sale securities	2,675	6,539
Purchases of held-to-maturity securities	(47)	(97)
Proceeds from repayments of held-to-maturity securities	105	223
Purchases of finance receivables and loans held-for-investment	(3,838)	(3,500)
Proceeds from sales of finance receivables and loans initially held-for-investment	3	376
Originations and repayments of finance receivables and loans held-for-investment and other, net	(3,141)	9,095
Purchases of operating lease assets	(1,799)	(3,026)
Disposals of operating lease assets	1,716	1,775
Net change in nonmarketable equity investments	(246)	93
Other, net	(305)	(201)
Net cash used in investing activities	(9,435)	(91)

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2022	2021
Financing activities
Net change in short-term borrowings	7,775	(2,136)
Net (decrease) increase in deposits	(1,159)	2,060
Proceeds from issuance of long-term debt	4,216	194
Repayments of long-term debt	(4,292)	(3,800)
Purchases of land and buildings in satisfaction of finance lease liabilities	(44)	—
Repurchases of common stock	(1,184)	(721)
Preferred stock issuance	—	2,326
Trust preferred securities redemption	—	(1,442)
Common stock dividends paid	(203)	(144)
Preferred stock dividends paid	(56)	—
Net cash provided by (used in) financing activities	5,053	(3,663)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	(1)	3
Net decrease in cash and cash equivalents and restricted cash	(911)	(2,129)
Cash and cash equivalents and restricted cash at beginning of year	5,670	16,574
Cash and cash equivalents and restricted cash at June 30,	$4,759	$14,445
Supplemental disclosures
Cash paid (received) for
Interest	$772	$1,057
Income taxes	(429)	1,212
Noncash items
Loans held-for-sale transferred to finance receivables and loans held-for-investment	25	5
Additions of property and equipment	—	46
Finance receivables and loans held-for-investment transferred to loans held-for-sale	—	414
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

June 30, ($ in millions)	2022	2021
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$4,167	$13,664
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	592	781
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$4,759	$14,445
(a)Restricted cash balances relate primarily to our securitization arrangements. Refer to Note 11 for additional details describing the nature of restricted cash balances.
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
The Condensed Consolidated Financial Statements at June 30, 2022, and for the three months and six months ended June 30, 2022, and 2021, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed on February 25, 2022, with the SEC.
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
Recently Issued Accounting Standards
Fair Value Hedging—Portfolio Layer Method (ASU 2022-01)
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. The purpose of this guidance is to expand the current last-of-layer method to allow multiple hedged layers of a single closed portfolio. This change will allow hedge accounting to be achieved using different types of derivatives and layering techniques, including the use of amortizing swaps with clarification that such a trade would be viewed as being a single layer. Under this expanded scope, both prepayable and nonprepayable financial assets may be included in a single closed portfolio hedge. In addition, the guidance provides clarifications to breach requirements and disclosures. As a result of this change, the last-of-layer method has been renamed the portfolio layer method. The amendments are effective on January 1, 2023, with early adoption permitted. The amendments must be applied using a prospective approach and will not have a material impact upon adoption. Management is currently evaluating whether to early adopt the amendments.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03)
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The purpose of this guidance is to clarify that a contractual restriction on the ability to sell an equity security is not considered part of the unit of account of the equity security, and therefore should not be considered when measuring the equity security’s fair value. Additionally, an entity cannot separately recognize and measure a contractual-sale restriction. This guidance also adds specific disclosures related to equity securities that are subject to contractual-sale restrictions, including (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, (2) the nature and remaining duration of the restrictions, and (3) the circumstances that could cause a lapse in the restrictions. The amendments are effective on January 1, 2024, with early adoption permitted. The amendments must be applied using a prospective approach with any adjustments from the adoption of the amendments recognized in earnings and disclosed upon adoption. Management does not expect the impact of these amendments to be material.
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

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2022
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$163	$—	$—	$—	$163
Remarketing fee income	29	—	—	—	—	29
Brokerage commissions and other revenue	—	—	—	—	13	13
Banking fees and interchange income (d) (e)	—	—	—	—	10	10
Brokered/agent commissions	—	4	—	—	—	4
Other	6	—	—	—	1	7
Total revenue from contracts with customers	35	167	—	—	24	226
All other revenue	37	(9)	4	19	35	86
Total other revenue (f)	$72	$158	$4	$19	$59	$312
2021
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$158	$—	$—	$—	$158
Remarketing fee income	27	—	—	—	—	27
Brokerage commissions and other revenue	—	—	—	—	13	13
Banking fees and interchange income (d)	—	—	—	—	5	5
Brokered/agent commissions	—	4	—	—	—	4
Other	6	—	—	—	2	8
Total revenue from contracts with customers	33	162	—	—	20	215
All other revenue	28	182	22	33	58	323
Total other revenue (f)	$61	$344	$22	$33	$78	$538
(a)We had opening balances of $3.0 billion in unearned revenue associated with outstanding contracts at both April 1, 2022, and 2021, and $234 million and $228 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended June 30, 2022, and 2021, respectively.
(b)At June 30, 2022, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $443 million during the remainder of 2022, $825 million in 2023, $681 million in 2024, $488 million in 2025, and $580 million thereafter. At June 30, 2021, we had unearned revenue of $3.1 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.8 billion at both April 1, 2022, and June 30, 2022, and recognized $140 million of expense during the three months ended June 30, 2022. We had deferred insurance assets of $1.8 billion and $1.9 billion at April 1, 2021, and June 30, 2021, respectively, and recognized $133 million of expense during the three months ended June 30, 2021.
(d)Effective May 25, 2021, we eliminated all overdraft fees for Ally Bank deposit accounts.
(e)Interchange income is reported net of customer rewards. Customer rewards expense was $3 million for the three months ended June 30, 2022.
(f)Represents a component of total net revenue. Refer to Note 23 for further information on our reportable operating segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2022
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$325	$—	$—	$—	$325
Remarketing fee income	56	—	—	—	—	56
Brokerage commissions and other revenue	—	—	—	—	24	24
Banking fees and interchange income (c) (d)	—	—	—	—	21	21
Brokered/agent commissions	—	8	—	—	—	8
Other	11	—	—	—	2	13
Total revenue from contracts with customers	67	333	—	—	47	447
All other revenue	73	95	18	43	78	307
Total other revenue (e)	$140	$428	$18	$43	$125	$754
2021
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$313	$—	$—	$—	$313
Remarketing fee income	54	—	—	—	—	54
Brokerage commissions and other revenue	—	—	—	—	33	33
Banking fees and interchange income (c)	—	—	—	—	11	11
Brokered/agent commissions	—	8	—	—	—	8
Other	12	—	—	—	2	14
Total revenue from contracts with customers	66	321	—	—	46	433
All other revenue	57	402	62	59	90	670
Total other revenue (e)	$123	$723	$62	$59	$136	$1,103
(a)We had opening balances of $3.1 billion and $3.0 billion in unearned revenue associated with outstanding contracts at January 1, 2022, and 2021, respectively, and $465 million and $453 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the six months ended June 30, 2022, and 2021, respectively.
(b)We had deferred insurance assets of $1.9 billion and $1.8 billion at January 1, 2022, and June 30, 2022, respectively, and recognized $277 million of expense during the six months ended June 30, 2022. We had deferred insurance assets of $1.8 billion and $1.9 billion at January 1, 2021, and June 30, 2021, respectively, and recognized $265 million of expense during the six months ended June 30, 2021.
(c)Effective May 25, 2021, we eliminated all overdraft fees for Ally Bank deposit accounts.
(d)Interchange income is reported net of customer rewards. Customer rewards expense was $6 million for the six months ended June 30, 2022.
(e)Represents a component of total net revenue. Refer to Note 23 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $50 million and $100 million for the three months and six months ended June 30, 2022, respectively, compared to $128 million and $192 million for the same periods in 2021, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income.
4.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Late charges and other administrative fees	$38	$29	$75	$60
Remarketing fees	29	27	56	54
Income from equity-method investments	25	31	45	45
Gain on nonmarketable equity investments, net	3	99	2	103
Other, net	57	63	117	114
Total other income, net of losses	$152	$249	$295	$376

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
5.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2022	2021
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$122	$129
Less: Reinsurance recoverable	81	90
Net reserves for insurance losses and loss adjustment expenses at January 1,	41	39
Net insurance losses and loss adjustment expenses incurred related to:
Current year	151	136
Prior years (a)	(4)	1
Total net insurance losses and loss adjustment expenses incurred	147	137
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(114)	(108)
Prior years	(24)	(27)
Total net insurance losses and loss adjustment expenses paid or payable	(138)	(135)
Net reserves for insurance losses and loss adjustment expenses at June 30,	50	41
Plus: Reinsurance recoverable	81	85
Total gross reserves for insurance losses and loss adjustment expenses at June 30,	$131	$126
(a)There have been no material adverse changes to the reserve for prior years.
6.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Insurance commissions	$151	$138	$300	$274
Technology and communications	100	81	197	159
Advertising and marketing	77	45	149	86
Lease and loan administration	54	57	105	112
Professional services	47	28	90	61
Property and equipment depreciation	41	38	80	74
Regulatory and licensing fees	22	17	48	35
Vehicle remarketing and repossession	22	17	42	38
Amortization of intangible assets (a)	8	4	16	9
Charitable contributions (b)	6	54	7	55
Other	84	76	149	137
Total other operating expenses	$612	$555	$1,183	$1,040
(a)Refer to Note 11 for further information on our intangible assets.
(b)Includes contributions made to the Ally Charitable Foundation, a nonconsolidated entity.

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

	June 30, 2022				December 31, 2021
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,561	$—	$(187)	$2,374	$2,173	$2	$(20)	$2,155
U.S. States and political subdivisions	859	1	(72)	788	841	27	(4)	864
Foreign government	161	—	(12)	149	157	2	(2)	157
Agency mortgage-backed residential	19,956	1	(2,098)	17,859	19,044	219	(224)	19,039
Mortgage-backed residential	5,249	—	(595)	4,654	4,448	11	(34)	4,425
Agency mortgage-backed commercial	4,343	3	(616)	3,730	4,573	66	(113)	4,526
Asset-backed	496	—	(21)	475	536	1	(3)	534
Corporate debt	1,896	—	(182)	1,714	1,878	30	(21)	1,887
Total available-for-sale securities (a) (b) (c) (d) (e)	$35,521	$5	$(3,783)	$31,743	$33,650	$358	$(421)	$33,587
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,112	$—	$(114)	$998	$1,170	$48	$(14)	$1,204
Total held-to-maturity securities (e) (f)	$1,112	$—	$(114)	$998	$1,170	$48	$(14)	$1,204
(a)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million and $13 million at June 30, 2022, and December 31, 2021, respectively.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 19 for additional information.
(c)Available-for-sale securities with a fair value of $3.7 billion and $203 million at June 30, 2022, and December 31, 2021, respectively, were pledged to secure advances from the FHLB for short-term borrowings and for other purposes as required by contractual obligation or law. Under these agreements, we granted the counterparty the right to sell or pledge $304 million and $203 million of the underlying available-for-sale securities at June 30, 2022, and December 31, 2021, respectively.
(d)Totals do not include accrued interest receivable, which was $90 million and $84 million at June 30, 2022, and December 31, 2021, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(e)There was no allowance for credit losses recorded at both June 30, 2022, or December 31, 2021, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(f)Totals do not include accrued interest receivable, which was $3 million at both June 30, 2022, and December 31, 2021. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2022
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,374	1.4%	$275	1.0%	$602	1.1%	$1,497	1.6%	$—	—%
U.S. States and political subdivisions	788	3.1	32	2.7	72	2.8	113	3.3	571	3.1
Foreign government	149	1.6	2	0.1	85	1.5	62	1.8	—	—
Agency mortgage-backed residential	17,859	2.5	—	—	—	—	21	2.0	17,838	2.5
Mortgage-backed residential	4,654	2.7	—	—	—	—	31	3.3	4,623	2.7
Agency mortgage-backed commercial	3,730	2.1	—	—	24	3.1	1,031	2.3	2,675	2.0
Asset-backed	475	1.8	—	—	407	1.8	61	1.4	7	3.4
Corporate debt	1,714	2.3	67	2.4	878	2.2	760	2.3	9	3.1
Total available-for-sale securities	$31,743	2.4	$376	1.4	$2,068	1.8	$3,576	2.0	$25,723	2.5
Amortized cost of available-for-sale securities	$35,521		$377		$2,183		$3,961		$29,000
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,112	2.8%	$—	—%	$—	—%	$—	—%	$1,112	2.8%
Total held-to-maturity securities	$1,112	2.8	$—	—	$—	—	$—	—	$1,112	2.8
December 31, 2021
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,155	1.1%	$288	1.0%	$525	0.9%	$1,342	1.2%	$—	—%
U.S. States and political subdivisions	864	3.0	26	1.6	77	2.8	128	3.3	633	3.0
Foreign government	157	1.9	2	2.1	97	2.0	58	1.8	—	—
Agency mortgage-backed residential	19,039	2.5	—	—	—	—	26	2.0	19,013	2.5
Mortgage-backed residential	4,425	2.6	—	—	—	—	23	2.9	4,402	2.6
Agency mortgage-backed commercial	4,526	1.9	—	—	26	2.4	1,578	2.4	2,922	1.7
Asset-backed	534	1.9	—	—	350	2.0	175	1.5	9	3.4
Corporate debt	1,887	2.3	54	2.9	830	2.3	994	2.3	9	2.5
Total available-for-sale securities	$33,587	2.3	$370	1.3	$1,905	1.9	$4,324	2.0	$26,988	2.4
Amortized cost of available-for-sale securities	$33,650		$368		$1,893		$4,291		$27,098
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,170	2.8%	$—	—%	$—	—%	$—	—%	$1,170	2.8%
Total held-to-maturity securities	$1,170	2.8	$—	—	$—	—	$—	—	$1,170	2.8
(a)Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.
The balances of cash equivalents were $60 million and $40 million at June 30, 2022, and December 31, 2021, respectively, and were composed primarily of money-market funds and short-term securities, including U.S. Treasury bills.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents interest and dividends on investment securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Taxable interest	$186	$131	$360	$245
Taxable dividends	4	7	8	12
Interest and dividends exempt from U.S. federal income tax	5	5	10	10
Interest and dividends on investment securities	$195	$143	$378	$267
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Available-for-sale securities
Gross realized gains	$3	$6	$21	$38
Net realized gain on available-for-sale securities	3	6	21	38
Net realized gain on equity securities	10	40	62	114
Net unrealized (loss) gain on equity securities	(137)	19	(202)	36
Other (loss) gain on investments, net	$(124)	$65	$(119)	$188
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of June 30, 2022, and December 31, 2021. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch. The ratings presented are a composite of the ratings sourced from the agencies or, if the ratings cannot be sourced from the agencies, are based on the asset type of the security. All of our held-to-maturity securities were current in their payment of principal and interest as of June 30, 2022, and December 31, 2021. We have not recorded any interest income reversals on our held-to-maturity securities during the six months ended June 30, 2022, or 2021.

	June 30, 2022		December 31, 2021
($ in millions)	AA	Total (a)	AA	Total (a)
Debt securities
Agency mortgage-backed residential	$1,112	$1,112	$1,170	$1,170
Total held-to-maturity securities	$1,112	$1,112	$1,170	$1,170
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K. As of June 30, 2022, and December 31, 2021, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. We have not recorded any interest income reversals on our available-for-sale securities during the six months ended June 30, 2022, or 2021.

	June 30, 2022				December 31, 2021
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,965	$(137)	$409	$(50)	$1,682	$(20)	$—	$—
U.S. States and political subdivisions	604	(68)	41	(4)	160	(3)	31	(1)
Foreign government	121	(8)	25	(4)	76	(2)	7	—
Agency mortgage-backed residential	13,719	(1,361)	4,044	(737)	12,244	(223)	38	(1)
Mortgage-backed residential	4,319	(552)	267	(43)	3,243	(34)	22	—
Agency mortgage-backed commercial	2,753	(419)	812	(197)	2,553	(70)	749	(43)
Asset-backed	425	(21)	14	—	360	(3)	—	—
Corporate debt	1,416	(134)	249	(48)	970	(18)	49	(3)
Total available-for-sale securities	$25,322	$(2,700)	$5,861	$(1,083)	$21,288	$(373)	$896	$(48)
During the six months ended June 30, 2022, and 2021, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at June 30, 2022, or December 31, 2021.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
8.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	June 30, 2022	December 31, 2021
Consumer automotive (a)	$81,691	$78,252
Consumer mortgage
Mortgage Finance (b)	18,923	17,644
Mortgage — Legacy (c)	322	368
Total consumer mortgage	19,245	18,012
Consumer other
Personal Lending (d)	1,523	1,009
Credit Card (e)	1,224	953
Total consumer other	2,747	1,962
Total consumer	103,683	98,226
Commercial
Commercial and industrial
Automotive	12,174	12,229
Other	7,486	6,874
Commercial real estate	5,114	4,939
Total commercial	24,774	24,042
Total finance receivables and loans (f) (g)	$128,457	$122,268
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 19 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $4 million and $5 million at June 30, 2022, and December 31, 2021, respectively, of which all have exited the interest-only period.
(c)Includes loans originated as interest-only mortgage loans of $18 million and $21 million at June 30, 2022, and December 31, 2021, respectively, of which all have exited the interest-only period.
(d)Includes $7 million of finance receivables at both June 30, 2022, and December 31, 2021, for which we have elected the fair value option.
(e)Refer to Note 2 for information regarding our acquisition of Ally Credit Card.
(f)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.4 billion and $2.3 billion at June 30, 2022, and December 31, 2021, respectively.
(g)Totals do not include accrued interest receivable, which was $564 million and $514 million at June 30, 2022, and December 31, 2021, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet. Billed interest on our credit card loans is included within finance receivables and loans, net.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and six months ended June 30, 2022, and 2021, respectively.

Three months ended June 30, 2022 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at April 1, 2022	$2,763	$26	$258	$254	$3,301
Charge-offs (b)	(277)	(1)	(27)	(26)	(331)
Recoveries	169	5	3	1	178
Net charge-offs	(108)	4	(24)	(25)	(153)
Provision for credit losses (c)	230	(3)	70	5	302
Other	—	(1)	(1)	2	—
Allowance at June 30, 2022	$2,885	$26	$303	$236	$3,450
(a)Excludes $7 million of finance receivables and loans at both April 1, 2022, and June 30, 2022, for which we have elected the fair value option and incorporate no allowance for loan losses.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for information regarding our charge-off policies.
(c)Excludes $2 million of provision for credit losses related to our reserve for unfunded commitments. The liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2022 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2022	$2,769	$27	$221	$250	$3,267
Charge-offs (b)	(553)	(2)	(51)	(26)	(632)
Recoveries	332	8	4	2	346
Net charge-offs	(221)	6	(47)	(24)	(286)
Provision for credit losses (c)	337	(6)	129	9	469
Other	—	(1)	—	1	—
Allowance at June 30, 2022	$2,885	$26	$303	$236	$3,450
(a)Excludes $7 million of finance receivables and loans at both January 1, 2022, and June 30, 2022, for which we have elected the fair value option and incorporate no allowance for loan losses.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for information regarding our charge-off policies.
(c)Excludes $2 million of provision for credit losses related to our reserve for unfunded commitments. The liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

Three months ended June 30, 2021 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at April 1, 2021	$2,809	$26	$69	$248	$3,152
Charge-offs (b)	(183)	(2)	(5)	(7)	(197)
Recoveries	188	3	1	11	203
Net charge-offs	5	1	(4)	4	6
Provision for credit losses	(12)	(4)	8	(24)	(32)
Other	—	1	(1)	—	—
Allowance at June 30, 2021	$2,802	$24	$72	$228	$3,126
(a)Excludes $8 million of finance receivables and loans at both April 1, 2021, and June 30, 2021, for which we have elected the fair value option and incorporate no allowance for loan losses.
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
(a)Excludes $8 million of finance receivables and loans at both January 1, 2021, and June 30, 2021, for which we have elected the fair value option and incorporate no allowance for loan losses.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for information regarding our charge-off policies.
The following table presents information about sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale based on net carrying value.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Consumer mortgage	$2	$84	$2	$413
Total sales and transfers	$2	$84	$2	$413

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents information about purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Consumer automotive	$1,558	$727	$2,051	$1,304
Consumer mortgage	808	1,744	1,633	1,932
Commercial	1	—	1	—
Total purchases of finance receivables and loans	$2,367	$2,471	$3,685	$3,236
Nonaccrual Loans
The following tables present the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of June 30, 2022, and December 31, 2021.

			June 30, 2022
($ in millions)	Nonaccrual status at Jan. 1, 2022	Nonaccrual status at Apr. 1, 2022	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,078	$1,072	$1,073	$421
Consumer mortgage
Mortgage Finance	59	51	42	33
Mortgage — Legacy	26	24	22	21
Total consumer mortgage	85	75	64	54
Consumer other
Personal Lending	5	6	5	—
Credit Card	11	14	18	—
Total consumer other	16	20	23	—
Total consumer	1,179	1,167	1,160	475
Commercial
Commercial and industrial
Automotive	33	3	4	4
Other	221	217	214	79
Commercial real estate	3	1	1	1
Total commercial	257	221	219	84
Total finance receivables and loans	$1,436	$1,388	$1,379	$559
(a)Represents a component of nonaccrual status at end of period.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

			December 31, 2021
($ in millions)	Nonaccrual status at Jan. 1, 2021	Nonaccrual status at Apr. 1, 2021	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,256	$1,173	$1,078	$423
Consumer mortgage
Mortgage Finance	67	63	59	39
Mortgage — Legacy	35	32	26	23
Total consumer mortgage	102	95	85	62
Consumer other
Personal Lending	3	2	5	—
Credit Card	—	—	11	—
Total consumer other	3	2	16	—
Total consumer	1,361	1,270	1,179	485
Commercial
Commercial and industrial
Automotive	40	17	33	32
Other	116	150	221	48
Commercial real estate	5	2	3	3
Total commercial	161	169	257	83
Total finance receivables and loans	$1,522	$1,439	$1,436	$568
(a)Represents a component of nonaccrual status at end of period.
We recorded interest income from cash payments associated with finance receivables and loans in nonaccrual status of $3 million and $6 million for the three months and six months ended June 30, 2022, respectively, compared to $3 million and $5 million for the three months and six months ended June 30, 2021, respectively.

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

	Origination year							Revolving loans converted to term
June 30, 2022 ($ in millions)	2022	2021	2020	2019	2018	2017 and prior	Revolving loans		Total
Consumer automotive
Current	$21,265	$27,856	$13,276	$8,651	$4,735	$3,225	$—	$—	$79,008
30–59 days past due	168	701	355	297	188	166	—	—	1,875
60–89 days past due	36	215	123	95	59	49	—	—	577
90 or more days past due	10	76	43	40	28	34	—	—	231
Total consumer automotive	21,479	28,848	13,797	9,083	5,010	3,474	—	—	81,691
Consumer mortgage
Mortgage Finance
Current	1,565	10,777	2,017	854	617	2,965	—	—	18,795
30–59 days past due	10	49	4	5	3	20	—	—	91
60–89 days past due	—	1	—	—	2	3	—	—	6
90 or more days past due	1	2	—	5	8	15	—	—	31
Total Mortgage Finance	1,576	10,829	2,021	864	630	3,003	—	—	18,923
Mortgage — Legacy
Current	—	—	—	—	—	68	212	19	299
30–59 days past due	—	—	—	—	—	3	1	—	4
60–89 days past due	—	—	—	—	—	1	—	—	1
90 or more days past due	—	—	—	—	—	12	4	2	18
Total Mortgage — Legacy	—	—	—	—	—	84	217	21	322
Total consumer mortgage	1,576	10,829	2,021	864	630	3,087	217	21	19,245
Consumer other
Personal Lending
Current	830	568	79	9	2	1	—	—	1,489
30–59 days past due	5	7	1	—	—	—	—	—	13
60–89 days past due	3	5	1	—	—	—	—	—	9
90 or more days past due	2	3	—	—	—	—	—	—	5
Total Personal Lending (a)	840	583	81	9	2	1	—	—	1,516
Credit Card
Current	—	—	—	—	—	—	1,189	—	1,189
30–59 days past due	—	—	—	—	—	—	11	—	11
60–89 days past due	—	—	—	—	—	—	8	—	8
90 or more days past due	—	—	—	—	—	—	16	—	16
Total Credit Card	—	—	—	—	—	—	1,224	—	1,224
Total consumer other	840	583	81	9	2	1	1,224	—	2,740
Total consumer	$23,895	$40,260	$15,899	$9,956	$5,642	$6,562	$1,441	$21	$103,676
(a)Excludes $7 million of finance receivables at June 30, 2022, for which we have elected the fair value option.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2021 ($ in millions)	2021	2020	2019	2018	2017	2016 and prior	Revolving loans		Total
Consumer automotive
Current	$35,222	$17,218	$11,512	$6,692	$3,403	$1,911	$—	$—	$75,958
30–59 days past due	424	353	334	226	139	101	—	—	1,577
60–89 days past due	115	114	108	70	41	28	—	—	476
90 or more days past due	41	51	56	40	27	26	—	—	241
Total consumer automotive	35,802	17,736	12,010	7,028	3,610	2,066	—	—	78,252
Consumer mortgage
Mortgage Finance
Current	10,169	2,212	977	744	1,041	2,363	—	—	17,506
30–59 days past due	50	3	3	7	2	12	—	—	77
60–89 days past due	8	—	1	—	—	5	—	—	14
90 or more days past due	—	—	5	16	7	19	—	—	47
Total Mortgage Finance	10,227	2,215	986	767	1,050	2,399	—	—	17,644
Mortgage — Legacy
Current	—	—	—	—	—	79	238	23	340
30–59 days past due	—	—	—	—	—	2	1	—	3
60–89 days past due	—	—	—	—	—	1	—	1	2
90 or more days past due	—	—	—	—	—	15	5	3	23
Total Mortgage — Legacy	—	—	—	—	—	97	244	27	368
Total consumer mortgage	10,227	2,215	986	767	1,050	2,496	244	27	18,012
Consumer other
Personal Lending
Current	821	133	18	5	1	—	—	—	978
30–59 days past due	9	2	—	—	—	—	—	—	11
60–89 days past due	6	1	1	—	—	—	—	—	8
90 or more days past due	4	1	—	—	—	—	—	—	5
Total Personal Lending (a)	840	137	19	5	1	—	—	—	1,002
Credit Card
Current	—	—	—	—	—	—	932	—	932
30–59 days past due	—	—	—	—	—	—	6	—	6
60–89 days past due	—	—	—	—	—	—	5	—	5
90 or more days past due	—	—	—	—	—	—	10	—	10
Total Credit Card	—	—	—	—	—	—	953	—	953
Total consumer other	840	137	19	5	1	—	953	—	1,955
Total consumer	$46,869	$20,088	$13,015	$7,800	$4,661	$4,562	$1,197	$27	$98,219
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

	Origination year							Revolving loans converted to term
June 30, 2022 ($ in millions)	2022	2021	2020	2019	2018	2017 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$191	$291	$151	$88	$42	$60	$10,771	$—	$11,594
Special mention	—	—	—	4	12	25	464	—	505
Substandard	—	—	1	1	—	—	73	—	75
Total automotive	191	291	152	93	54	85	11,308	—	12,174
Other
Pass	410	603	430	268	65	185	4,338	85	6,384
Special mention	—	37	178	66	44	80	243	28	676
Substandard	—	—	18	116	—	156	55	15	360
Doubtful	—	—	—	—	—	56	8	2	66
Total other	410	640	626	450	109	477	4,644	130	7,486
Commercial real estate
Pass	606	1,299	1,005	720	510	826	9	9	4,984
Special mention	—	76	2	26	—	23	—	—	127
Substandard	—	—	—	—	—	3	—	—	3
Total commercial real estate	606	1,375	1,007	746	510	852	9	9	5,114
Total commercial	$1,207	$2,306	$1,785	$1,289	$673	$1,414	$15,961	$139	$24,774

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2021 ($ in millions)	2021	2020	2019	2018	2017	2016 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$347	$190	$112	$49	$23	$56	$10,741	$—	$11,518
Special mention	7	1	7	15	31	18	589	—	668
Substandard	—	1	—	1	—	—	41	—	43
Total automotive	354	192	119	65	54	74	11,371	—	12,229
Other
Pass	739	448	374	86	99	68	4,032	83	5,929
Special mention	15	169	96	21	10	122	93	17	543
Substandard	—	22	95	—	140	83	13	23	376
Doubtful	—	—	—	—	—	26	—	—	26
Total other	754	639	565	107	249	299	4,138	123	6,874
Commercial real estate
Pass	1,298	1,060	873	604	342	653	3	8	4,841
Special mention	13	5	29	7	18	19	—	—	91
Substandard	—	—	—	—	—	7	—	—	7
Total commercial real estate	1,311	1,065	902	611	360	679	3	8	4,939
Total commercial	$2,419	$1,896	$1,586	$783	$663	$1,052	$15,512	$131	$24,042
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
June 30, 2022
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$12,174	$12,174
Other	—	—	2	2	7,484	7,486
Commercial real estate	—	—	—	—	5,114	5,114
Total commercial	$—	$—	$2	$2	$24,772	$24,774
December 31, 2021
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$12,229	$12,229
Other	—	—	1	1	6,873	6,874
Commercial real estate	—	—	—	—	4,939	4,939
Total commercial	$—	$—	$1	$1	$24,041	$24,042
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For consumer automotive loans, we may offer several types of assistance to aid our customers, including payment extensions and rewrites of the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at amortized cost were $2.6 billion and $2.4 billion at June 30, 2022, and December 31, 2021, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $43 million and $18 million at June 30, 2022, and December 31, 2021, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for additional information.
The following tables present information related to finance receivables and loans recorded at amortized cost modified in connection with a TDR during the period.

	2022			2021
Three months ended June 30, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive	12,928	$213	$206	14,670	$271	$267
Consumer mortgage
Mortgage Finance	3	2	2	10	4	5
Mortgage — Legacy	3	—	—	3	1	1
Total consumer mortgage	6	2	2	13	5	6
Consumer other
Credit Card	743	1	1	—	—	—
Total consumer other	743	1	1	—	—	—
Total consumer	13,677	216	209	14,683	276	273
Commercial
Commercial and industrial
Automotive	—	—	—	1	1	1
Other	3	377	377	—	—	—
Commercial real estate	—	—	—	1	3	3
Total commercial	3	377	377	2	4	4
Total finance receivables and loans	13,680	$593	$586	14,685	$280	$277

	2022			2021
Six months ended June 30, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive	26,379	$444	$433	40,260	$743	$733
Consumer mortgage
Mortgage Finance	9	7	7	15	8	9
Mortgage — Legacy	7	1	1	4	1	1
Total consumer mortgage	16	8	8	19	9	10
Consumer other
Credit Card	1,094	2	2	—	—	—
Total consumer other	1,094	2	2	—	—	—
Total consumer	27,489	454	443	40,279	752	743
Commercial
Commercial and industrial
Automotive	—	—	—	1	1	1
Other	4	411	411	1	33	33
Commercial real estate	—	—	—	1	3	3
Total commercial	4	411	411	3	37	37
Total finance receivables and loans	27,493	$865	$854	40,282	$789	$780

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

	2022			2021
Three months ended June 30, ($ in millions)	Number of loans	Amortized cost	Charge-off amount	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	2,138	$35	$14	1,751	$22	$11
Consumer mortgage
Mortgage Finance	1	—	—	1	—	—
Mortgage — Legacy	—	—	—	2	—	—
Total consumer mortgage	1	—	—	3	—	—
Consumer other
Credit Card	79	—	—	—	—	—
Total consumer other	79	—	—	—	—	—
Total consumer finance receivables and loans	2,218	$35	$14	1,754	$22	$11

	2022			2021
Six months ended June 30, ($ in millions)	Number of loans	Amortized cost	Charge-off amount	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	4,249	$66	$27	4,565	$55	$31
Consumer mortgage
Mortgage Finance	3	2	—	1	—	—
Mortgage — Legacy	—	—	—	4	—	—
Total consumer mortgage	3	2	—	5	—	—
Consumer other
Credit Card	79	—	—	—	—	—
Total consumer other	79	—	—	—	—	—
Total consumer finance receivables and loans	4,331	$68	$27	4,570	$55	$31
9.    Leasing
Ally as the Lessee
We have operating leases for certain of our corporate facilities, which have remaining lease terms of 1 month to 7 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend the leases for periods that range from 1 to 15 years. Some of those lease agreements also include options to terminate the leases in periods that range from approximately 5 to 6 years after the commencement of the leases. We have not included any of these term extensions or termination provisions in our estimates of the lease term, as we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.
During the three months and six months ended June 30, 2022, we paid $9 million and $19 million, respectively, in cash for amounts included in the measurement of lease liabilities at June 30, 2022, compared to $16 million and $29 million for the three months and six months ended June 30, 2021, in cash for amounts included in the measurement of lease liabilities at June 30, 2021. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the six months ended June 30, 2022, and June 30, 2021, we obtained $21 million and $333 million, respectively, of ROU assets in exchange for new lease liabilities. As of June 30, 2022, the weighted-average remaining lease term of our operating lease portfolio was 5 years, and the weighted-average discount rate was 2.24%, compared to 6 years and 1.96% as of December 31, 2021.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of June 30, 2022, and that have noncancelable lease terms expiring after June 30, 2022.

($ in millions)
2022	$20
2023	31
2024	26
2025	21
2026	18
2027 and thereafter	29
Total undiscounted cash flows	145
Difference between undiscounted cash flows and discounted cash flows	(9)
Total lease liability	$136
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
In June 2022, we purchased an operations center in Lewisville, Texas, which consisted of a previously leased facility.Upon closing the transaction, the lease ROU asset and liability were derecognized and new fixed assets totaling approximately $44 million were recognized as property and equipment at cost within other assets of the Condensed Consolidated Balance Sheet.
The following table details the components of total net operating lease expense.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Operating lease expense	$9	$14	$17	$26
Variable lease expense	1	2	2	4
Total lease expense, net (a)	$10	$16	$19	$30
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
When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of June 30, 2022, and December 31, 2021, consumer operating leases with a carrying value, net of accumulated depreciation, of $88 million and $165 million, respectively, were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table details our investment in operating leases.

($ in millions)	June 30, 2022	December 31, 2021
Vehicles	$12,173	$12,384
Accumulated depreciation	(1,657)	(1,522)
Investment in operating leases, net	$10,516	$10,862
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after June 30, 2022.

($ in millions)
2022	$824
2023	1,345
2024	732
2025	246
2026	33
2027 and thereafter	2
Total lease payments from operating leases	$3,182
We recognized operating lease revenue of $396 million and $799 million for the three months and six months ended June 30, 2022, respectively, and $384 million and $754 million for the three months and six months ended June 30, 2021. Depreciation expense on operating lease assets includes net remarketing gains recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$269	$210	$536	$437
Remarketing gains, net	(50)	(128)	(100)	(192)
Net depreciation expense on operating lease assets	$219	$82	$436	$245
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $2 million and $4 million during the three months and six months ended June 30, 2022, respectively, and $5 million and $10 million during the three months and six months ended June 30, 2021.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet was $463 million and $470 million as of June 30, 2022, and December 31, 2021, respectively. This includes lease payment receivables of $450 million and $457 million at June 30, 2022, and December 31, 2021, respectively, and unguaranteed residual assets of $13 million at both June 30, 2022, and December 31, 2021, respectively. Interest income on finance lease receivables was $7 million and $14 million for the three months and six months ended June 30, 2022, respectively, and $7 million and $13 million for the three months and six months ended June 30, 2021, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after June 30, 2022.

($ in millions)
2022	$86
2023	146
2024	123
2025	77
2026	44
2027 and thereafter	23
Total undiscounted cash flows	499
Difference between undiscounted cash flows and discounted cash flows	(49)
Present value of lease payments recorded as lease receivable	$450
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
We had no pretax gain on sales of financial assets into nonconsolidated VIEs for both the three months and six months ended June 30, 2022, and June 30, 2021.
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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
June 30, 2022
On-balance sheet variable interest entities
Consumer automotive	$18,613	(b)	$1,622	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive	—		—		2	2	(d)
Consumer other (e)	—		—		40	40
Commercial other	2,055	(f)	840	(g)	—	2,577	(h)
Total	$20,668		$2,462		$42	$2,619
December 31, 2021
On-balance sheet variable interest entities
Consumer automotive	$18,158	(b)	$1,162	(c)	$—	$—
Consumer other (e)	318		300		—	—
Off-balance sheet variable interest entities
Commercial other	1,814	(f)	726	(g)	—	2,416	(h)
Total	$20,290		$2,188		$—	$2,416
(a)Asset values represent the current unpaid principal balance of outstanding credit card finance receivables and loans within the VIEs.
(b)Includes $10.6 billion and $11.0 billion of assets that were not encumbered by VIE beneficial interests held by third parties at June 30, 2022, and December 31, 2021, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $120 million and $124 million of liabilities that were not obligations to third-party beneficial interest holders at June 30, 2022, and December 31, 2021, respectively.
(d)Maximum exposure to loss represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions. This measure is based on the unlikely event that all of the loans have underwriting defects or other defects that trigger a representation and warranty provision and the collateral supporting the loans are worthless. This required disclosure is not an indication of our expected loss.
(e)Represents balances from our credit card business.
(f)Amounts are classified as other assets except for $1 million and $8 million classified as equity securities at June 30, 2022, and December 31, 2021, respectively.
(g)Amounts are classified as accrued expenses and other liabilities.
(h)For certain nonconsolidated affordable housing entities, maximum exposure to loss represents the yield we guaranteed investors through long-term guarantee contracts. The amount disclosed is based on the unlikely event that the yield delivered to investors in the form of low-income tax housing credits is recaptured. For nonconsolidated equity investments, maximum exposure to loss represents our outstanding investment, additional committed capital, and low-income housing tax credits subject to recapture. The amount disclosed is based on the unlikely event that our committed capital is funded, our investments become worthless, and the tax credits previously delivered to us are recaptured. This required disclosure is not an indication of our expected loss.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the six months ended June 30, 2022, and 2021. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

	Six months ended June 30,
($ in millions)	2022	2021
Consumer automotive
Cash proceeds from transfers completed during the period	$2	$—
Consumer other (a)
Cash proceeds from transfers completed during the period	45	—
Servicing fees	4	—
Total	$51	$—
(a)Represents activity from our credit card business.
Delinquencies and Net Credit Losses
During both the three months and six months ended June 30, 2022, and 2021, we did not recognize any net credit losses from off-balance sheet securitizations where we have continuing involvement.
The following table presents quantitative information about delinquencies and net credit losses for off-balance sheet whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Whole-loan sales (a)
Consumer automotive	$2	$—	$—	$—
Consumer other	40	4	1	—
Total	$42	$4	$1	$—
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
11.    Other Assets
The components of other assets were as follows.

($ in millions)	June 30, 2022	December 31, 2021
Property and equipment at cost	$2,278	$2,139
Accumulated depreciation	(1,021)	(955)
Net property and equipment	1,257	1,184
Investment in qualified affordable housing projects	1,519	1,378
Nonmarketable equity investments	1,251	998
Net deferred tax assets	908	254
Goodwill	822	822
Accrued interest, fees, and rent receivables	646	600
Equity-method investments (a)	583	472
Restricted cash held for securitization trusts (b)	497	516
Other accounts receivable	144	127
Net intangible assets	112	129
Operating lease right-of-use assets	112	148
Restricted cash and cash equivalents (c)	95	92
Other assets	936	1,337
Total other assets	$8,882	$8,057
(a)Primarily relates to investments made in connection with our CRA program.
(b)Includes restricted cash collected from customer payments on securitized receivables, which are distributed by us to investors as payments on the related secured debt, and cash reserve deposits utilized as a form of credit enhancement for various securitization transactions.
(c)Primarily represents a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements.
The total carrying value of the nonmarketable equity investments held at June 30, 2022, and December 31, 2021, including cumulative unrealized gains and losses was as follows.

($ in millions)	June 30, 2022	December 31, 2021
FHLB stock	$548	$289
FRB stock	449	449
Equity securities without a readily determinable fair value
Cost basis at acquisition	84	89
Adjustments
Upward adjustments	177	183
Downward adjustments (including impairment)	(7)	(12)
Carrying amount, equity securities without a readily determinable fair value	254	260
Nonmarketable equity investments	$1,251	$998

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
During the three months and six months ended June 30, 2022, and June 30, 2021, respectively, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of June 30, 2022, and June 30, 2021, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Upward adjustments	$—	$81	$1	$81
Downward adjustments (including impairment) (a)	$—	$(1)	$(3)	$(1)
(a)No impairment on FHLB and FRB stock was recognized during both the three months and six months ended June 30, 2022, and 2021.
Total gain on nonmarketable equity investments, net, which includes both realized and unrealized gains and losses were gains of $3 million and $2 million for the three months and six months ended June 30, 2022, respectively, compared to gains of $99 million and $103 million for the three months and six months ended June 30, 2021.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2020	$20	$27	$296	$343
Goodwill acquired	—	—	479	479
Goodwill at December 31, 2021	$20	$27	$775	$822
Goodwill acquired	—	—	—	—
Goodwill at June 30, 2022	$20	$27	$775	$822
(a)Includes $479 million of goodwill associated with Ally Credit Card at both June 30, 2022, and December 31, 2021, and $153 million of goodwill associated with Ally Lending at both June 30, 2022, and December 31, 2021, and $143 million of goodwill associated with Ally Invest at both June 30, 2022, and December 31, 2021.
The net carrying value of intangible assets by class was as follows.

	June 30, 2022 (a)			December 31, 2021
($ in millions)	Gross intangible assets	Accumulated amortization	Net carrying value	Gross intangible assets	Accumulated amortization	Net carrying value
Technology	$122	$(45)	$77	$122	$(36)	$86
Customer lists	58	(47)	11	58	(42)	16
Purchased credit card relationships	25	(2)	23	25	—	25
Trademarks	2	(1)	1	2	—	2
Total intangible assets	$207	$(95)	$112	$207	$(78)	$129
(a)We expect to recognize amortization expense of $15 million during the remainder of 2022, $25 million in 2023, $18 million in 2024, $14 million in 2025, and $14 million in 2026.
12.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	June 30, 2022	December 31, 2021
Noninterest-bearing deposits	$185	$150
Interest-bearing deposits
Savings, money market, and checking accounts	103,587	102,455
Certificates of deposit	36,629	38,953
Total deposit liabilities	$140,401	$141,558
At June 30, 2022, and December 31, 2021, certificates of deposit included $6.1 billion and $7.2 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
13.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	June 30, 2022			December 31, 2021
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$6,775	$6,775	$—	$—	$—
Other (b)	—	1,000	1,000	—	—	—
Total short-term borrowings	$—	$7,775	$7,775	$—	$—	$—
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
(b)Represents a loan participation agreement that did not meet the requirements for derecognition and was therefore accounted for as a secured borrowing.
Long-Term Debt
The following tables present the composition of our long-term debt portfolio.

	June 30, 2022			December 31, 2021
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$798	$2,776	$3,574	$1,028	$4,841	$5,869
Due after one year	8,377	5,033	13,410	8,382	2,778	11,160
Total long-term debt (b)	$9,175	$7,809	$16,984	$9,410	$7,619	$17,029
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 19 for additional information.
(b)Includes advances, net of hedge basis adjustments, from the FHLB of Pittsburgh of $6.3 billion at both June 30, 2022, and December 31, 2021.
The following table presents the scheduled remaining maturity of long-term debt at June 30, 2022, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2022	2023	2024	2025	2026	2027 and thereafter	Total
Unsecured
Long-term debt	$31	$2,082	$1,479	$2,391	$25	$4,068	$10,076
Original issue discount	(27)	(59)	(66)	(72)	(80)	(597)	(901)
Total unsecured	4	2,023	1,413	2,319	(55)	3,471	9,175
Secured
Long-term debt	2,067	2,002	2,423	892	340	85	7,809
Total long-term debt	$2,071	$4,025	$3,836	$3,211	$285	$3,556	$16,984

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following summarizes assets restricted as collateral for the payment of the related debt obligation.

	June 30, 2022		December 31, 2021
($ in millions)	Total (a)	Ally Bank	Total (a)	Ally Bank
Consumer mortgage finance receivables	$19,210	$19,210	$17,941	$17,941
Consumer automotive finance receivables	9,960	9,960	9,122	9,122
Commercial finance receivables (b)	5,000	5,000	10	10
Investment securities	3,386	3,386	—	—
Credit card receivables	—	—	347	347
Total assets restricted as collateral (c) (d)	$37,556	$37,556	$27,420	$27,420
Secured debt (e)	$15,584	$15,584	$7,619	$7,619
(a)Ally Bank is a component of the total column.
(b)Includes pledged commercial finance receivables related to a participation agreement at June 30, 2022.
(c)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $26.6 billion and $18.0 billion at June 30, 2022, and December 31, 2021, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $2.4 billion at both June 30, 2022, and December 31, 2021. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(d)Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 11 for additional information.
(e)Includes $7.8 billion of short-term borrowings at June 30, 2022.
14.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	June 30, 2022	December 31, 2021
Unfunded commitments for investment in qualified affordable housing projects	$836	$724
Accounts payable	534	584
Employee compensation and benefits	341	512
Deferred revenue	174	176
Operating lease liabilities	136	175
Reserves for insurance losses and loss adjustment expenses	131	122
Other liabilities	647	460
Total accrued expenses and other liabilities	$2,799	$2,753
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

June 30, 2022
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
16.    Accumulated Other Comprehensive Loss
The following tables present changes, net of tax, in each component of accumulated other comprehensive loss.

	Three months ended June 30,
($ in millions)	Unrealized gains (losses) on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at April 1, 2021	$53	$20	$65	$(111)	$27
Net change	206	—	(17)	—	189
Balance at June 30, 2021	$259	$20	$48	$(111)	$216
Balance at April 1, 2022	$(1,726)	$20	$30	$(115)	$(1,791)
Net change	(1,214)	(1)	(3)	—	(1,218)
Balance at June 30, 2022 (c)	$(2,940)	$19	$27	$(115)	$(3,009)
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Six months ended June 30,
($ in millions)	Unrealized gains (losses) on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at January 1, 2021	$640	$19	$82	$(110)	$631
Net change	(381)	1	(34)	(1)	(415)
Balance at June 30, 2021	$259	$20	$48	$(111)	$216
Balance at January 1, 2022	$(95)	$19	$35	$(117)	$(158)
Net change	(2,845)	—	(8)	2	(2,851)
Balance at June 30, 2022 (c)	$(2,940)	$19	$27	$(115)	$(3,009)
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
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive (loss) income.

Three months ended June 30, 2022 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(1,588)		$376		$(1,212)
Less: Net realized gains reclassified to income from continuing operations	3	(a)	(1)	(b)	2
Net change	(1,591)		377		(1,214)
Translation adjustments
Net unrealized losses arising during the period	(5)		1		(4)
Net investment hedges (c)
Net unrealized gains arising during the period	4		(1)		3
Cash flow hedges (c)
Less: Net realized gains reclassified to income from continuing operations	5	(d)	(2)	(b)	3
Other comprehensive loss	$(1,597)		$379		$(1,218)
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
(d)Includes gains reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2022 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(3,708)		$879		$(2,829)
Less: Net realized gains reclassified to income from continuing operations	21	(a)	(5)	(b)	16
Net change	(3,729)		884		(2,845)
Translation adjustments
Net unrealized losses arising during the period	(2)		1		(1)
Net investment hedges (c)
Net unrealized gains arising during the period	1		—		1
Cash flow hedges (c)
Less: Net realized gains reclassified to income from continuing operations	11	(d)	(3)	(b)	8
Defined benefit pension plans
Net unrealized gains arising during the period	2		—		2
Other comprehensive loss	$(3,739)		$888		$(2,851)
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
17.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands) (a)	2022	2021	2022	2021
Net income from continuing operations	$482	$899	$1,137	$1,695
Preferred stock dividends — Series B	(16)	—	(32)	—
Preferred stock dividends — Series C	(12)	—	(24)	—
Net income from continuing operations attributable to common stockholders	$454	$899	$1,081	$1,695
Income from discontinued operations, net of tax	—	1	—	1
Net income attributable to common stockholders	$454	$900	$1,081	$1,696
Basic weighted-average common shares outstanding (b)	322,057	370,412	328,830	372,807
Diluted weighted-average common shares outstanding (b)	324,027	373,029	330,882	375,265
Basic earnings per common share
Net income from continuing operations	$1.41	$2.43	$3.29	$4.55
Net income	$1.41	$2.43	$3.29	$4.55
Diluted earnings per common share
Net income from continuing operations	$1.40	$2.41	$3.27	$4.52
Net income	$1.40	$2.41	$3.27	$4.52
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. In addition to these minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which for Ally was 3.5% and for Ally Bank was 2.5% as of June 30, 2022, as further described in the next paragraph. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%.
Prompted by the enactment of the EGRRCP Act, the FRB and other U.S. banking agencies tailored the capital and liquidity requirements that apply to large U.S. banking organizations. In March 2020, the FRB issued a final rule to more closely align forward-looking stress testing results with the FRB’s non-stress regulatory capital requirements for BHCs with $100 billion or more in total consolidated assets and other specified companies. The final rule introduced a stress capital buffer requirement based on firm-specific stress test performance and planned dividends, which for Ally replaced the fixed 2.5% component of the capital conservation buffer requirement. The final rule also made several changes to the CCAR process effective May 2020, such as eliminating the CCAR quantitative objection, narrowing the set of planned capital actions assumed to occur in the stress scenario, assuming that a firm maintains a constant level of assets over the planning horizon, eliminating the 30% dividend payout ratio as a criterion for heightened scrutiny of a firm’s capital plan, and allowing a firm to make capital distributions in excess of those included in its capital plan if the firm is otherwise in compliance with the automatic distribution limits of the capital framework. Under the final rule, Ally’s stress capital buffer requirement is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. For a Category IV firm like Ally, the capital conservation buffer requirement comprises the stress capital buffer requirement. The capital conservation buffer requirement applicable to Ally’s depository-institution subsidiary, Ally Bank, continues to be a fixed 2.5%. Ally received its first preliminary stress capital buffer requirement from the FRB in June 2020, which was determined under this new methodology to be 3.5%, was finalized in August 2020, and became effective in October 2020. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2022, which was determined to be 2.5% and is scheduled to become effective on October 1, 2022.
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
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. While BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both June 30, 2022, and December 31, 2021, Ally Bank was well capitalized under the PCA framework.
Under FDICIA and the PCA framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Brokered deposits totaled $7.0 billion at June 30, 2022, which represented 5.0% of Ally Bank’s total deposits.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes our capital ratios under U.S. Basel III.

	June 30, 2022		December 31, 2021		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$14,650	9.62%	$15,143	10.34%	4.50%	(b)
Ally Bank	17,349	11.98	17,253	12.39	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$16,925	11.11%	$17,403	11.89%	6.00%	6.00%
Ally Bank	17,349	11.98	17,253	12.39	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$19,409	12.75%	$19,724	13.47%	8.00%	10.00%
Ally Bank	19,166	13.24	18,995	13.64	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$16,925	9.10%	$17,403	9.67%	4.00%	(b)
Ally Bank	17,349	9.83	17,253	10.12	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally was required to maintain a minimum capital conservation buffer of 3.5% at both June 30, 2022, and December 31, 2021, and Ally Bank was required to maintain a minimum capital conservation buffer of 2.5% at both June 30, 2022, and December 31, 2021. Beginning October 1, 2022, Ally’s updated preliminary stress capital buffer requirement of 2.5% is scheduled to compose its capital conservation buffer requirement.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
On January 1, 2020, we adopted CECL, which is further described in Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K. In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including Ally, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued an interim final rule that became effective for the first quarter of 2020 and that provided BHCs and banks with an alternative option to temporarily delay an estimate of the impact of CECL, relative to the incurred loss methodology for estimating the allowance for loan losses, on regulatory capital. The interim final rule was clarified and adjusted in a final rule that became effective in September 2020. We elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we deferred and began phasing in on January 1, 2022, is generally calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of June 30, 2022, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $887 million.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
In January 2021, the FRB issued a final rule effective April 5, 2021, to align its capital planning and stress capital buffer requirements with the tailoring framework. Under the final rule, unless otherwise directed by the FRB in specified circumstances, Ally and other Category IV firms are generally no longer required to calculate forward-looking projections of revenues, losses, reserves, and pro forma capital levels under scenarios provided by the FRB. Each firm continues to be required, however, to provide a forward-looking analysis of income and capital levels under expected and stressful conditions that are designed by the firm. In addition, for Category IV firms, the final rule updated the frequency of calculating the portion of the stress capital buffer derived from the supervisory stress test to every other year. These firms have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which they would not generally be subject to the supervisory stress test. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm would receive an updated stress capital buffer requirement that reflects its updated planned common-stock dividends. The final rule also includes reporting and other changes consistent with the tailoring framework. Ally did not opt into the 2021 supervisory stress test but was subject to the 2022 supervisory stress test.
We submitted our 2021 capital plan on April 5, 2021, which included planned capital distributions to common stockholders through share repurchases and cash dividends and other capital actions over the nine-quarter planning horizon. On January 11, 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021 subject to restrictions imposed by the FRB. On July 12, 2021, our Board authorized an increase in the maximum amount of this stock-repurchase program, from $1.6 billion to $2.0 billion. During the second quarter of 2021, we issued $1.35 billion of Series B Preferred Stock and $1.0 billion of Series C Preferred Stock, both of which qualify as additional Tier 1 capital under U.S. Basel III. The proceeds from these issuances were used to redeem a portion of the Series 2 TRUPS then outstanding. Refer to Note 15 for additional details about these instruments and capital actions. In June 2021, we submitted an updated capital plan to the FRB reflecting these capital actions and increases in our stock-repurchase program and common-stock dividend. This updated capital plan was used by the FRB to recalculate Ally’s final stress capital buffer requirement, which was announced in August 2021 and remained unchanged at 3.5%. We submitted our 2022 capital plan to the FRB on April 5, 2022. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2022, which was determined to be 2.5% and is scheduled to become effective on October 1, 2022.
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
The following table presents information related to our common stock and distributions to our common stockholders.

	Common stock repurchased during period (a) (b)		Number of common shares outstanding		Cash dividends declared per common share (c)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2021
First quarter	$219	5,276	374,674	371,805	$0.19
Second quarter	502	9,641	371,805	362,639	0.19
Third quarter	679	13,055	362,639	349,599	0.25
Fourth quarter	594	12,046	349,599	337,941	0.25
2022
First quarter	$584	12,548	337,941	327,306	$0.30
Second quarter	600	15,031	327,306	312,781	0.30
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
(c)On July 14, 2022, our Board declared a quarterly cash dividend of $0.30 per share on all common stock, payable on August 15, 2022, to stockholders of record at the close of business on August 1, 2022. Refer to Note 25 for further information regarding this common-stock dividend.
19.    Derivative Instruments and Hedging Activities
We enter into derivative instruments, which may include interest rate swaps, foreign-currency forwards, equity options, and interest rate options in connection with our risk-management activities. Our primary objective for utilizing derivative financial instruments is to manage interest rate risk associated with our fixed-rate and variable-rate assets and liabilities, foreign exchange risks related to our net investments in foreign subsidiaries as well as foreign-currency denominated assets and liabilities, and other market risks related to our investment portfolio.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Interest Rate Risk
We monitor our mix of fixed-rate and variable-rate assets and liabilities and may enter into interest rate swaps, forwards, and options to achieve our desired mix of fixed-rate and variable-rate assets and liabilities. We execute these trades to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable-rate and certain variable-rate instruments to a fixed-rate. We use a mix of both derivatives that qualify for hedge accounting treatment and economic hedges that do not qualify for hedge accounting treatment.
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
We execute certain OTC derivatives, such as interest rate caps and floors, using bilateral agreements with financial counterparties. Bilateral agreements generally require both parties to post collateral in the event the fair values of the derivative financial instruments meet posting thresholds established under the agreements. If either party defaults on the obligation, the secured party may seize the collateral. Payments related to the exchange of collateral for OTC derivatives are recognized as collateral.
We also execute certain derivatives, such as interest rate swaps, with clearinghouses, which requires us to post and receive collateral. For these clearinghouse derivatives, these payments are recognized as settlements rather than collateral.
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the six months ended June 30, 2022, or 2021.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
We placed cash and noncash collateral totaling $3 million and $304 million, respectively, supporting our derivative positions at June 30, 2022, compared to $2 million and $203 million of cash and noncash collateral at December 31, 2021, in accounts maintained by counterparties. These amounts include collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets. We granted our counterparties the right to sell or pledge the noncash collateral.
We received cash collateral from counterparties totaling $56 million and $4 million in accounts maintained by counterparties at June 30, 2022, and December 31, 2021, respectively. This amount includes collateral received from clearinghouses and excludes cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities.
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

	June 30, 2022			December 31, 2021
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$24,780	$—	$—	$17,039
Foreign exchange contracts
Forwards	—	1	151	—	2	171
Total derivatives designated as accounting hedges	—	1	24,931	—	2	17,210
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	1	—	168	1	—	223
Written options	2	4	273	5	2	580
Total interest rate risk	3	4	441	6	2	803
Foreign exchange contracts
Futures and forwards	—	2	156	—	1	154
Total foreign exchange risk	—	2	156	—	1	154
Credit contracts (a)
Other credit derivatives	—	48	n/a	—	56	n/a
Total credit risk	—	48	n/a	—	56	n/a
Equity contracts
Written options	—	—	—	—	1	2
Purchased options	1	—	—	1	—	—
Total equity risk	1	—	—	1	1	2
Total derivatives not designated as accounting hedges	4	54	597	7	60	959
Total derivatives	$4	$55	$25,528	$7	$62	$18,169
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $102 million and $119 million as of June 30, 2022, and December 31, 2021, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Assets
Available-for-sale securities (b)	$5,499	$5,119	$(98)	$(14)	$(127)	$(30)
Finance receivables and loans, net (c)	46,152	44,098	(501)	(37)	(83)	46
Liabilities
Long-term debt	$6,672	$7,213	$106	$110	$110	$110
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include the amortized cost basis of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2022, and December 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.8 billion and $3.9 billion, respectively. At June 30, 2022, and December 31, 2021, the total cumulative basis adjustments associated with these hedging relationships was a $80 million liability and a $6 million liability, respectively, of which the portion related to discontinued hedging relationships was a $101 million liability and a $20 million liability, respectively. At June 30, 2022, and December 31, 2021, the notional amounts of the designated hedged items were $2.7 billion and $1.2 billion, respectively, with cumulative basis adjustments of a $21 million asset and a $14 million asset, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. Refer to Note 7 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)These amounts include the amortized cost basis of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2022, and December 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $46.2 billion and $44.1 billion, respectively. At June 30, 2022, and December 31, 2021, the total cumulative basis adjustments associated with these hedging relationships was a $501 million liability and a $37 million liability, respectively, of which the portion related to discontinued hedging relationships was a $83 million liability and a $46 million asset, respectively. At June 30, 2022, and December 31, 2021, the notional amounts of the designated hedged items were $20.3 billion and $15.6 billion, respectively, with cumulative basis adjustments of a $419 million liability and an $82 million liability, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Gain (loss) recognized in earnings
Interest rate contracts
Gain (loss) on mortgage and automotive loans, net	$3	$(1)	$1	$(8)
Other income, net of losses	3	2	6	2
Total interest rate contracts	6	1	7	(6)
Foreign exchange contracts
Other operating expenses	5	(2)	2	(4)
Total foreign exchange contracts	5	(2)	2	(4)
Credit contracts
Other income, net of losses	(1)	(7)	(2)	(15)
Total credit contracts	(1)	(7)	(2)	(15)
Total gain (loss) recognized in earnings	$10	$(8)	$7	$(25)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables summarize the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Three months ended June 30, ($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$6	$(66)
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	(6)	66
Hedged available-for-sale securities	—	—	(47)	(4)	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	47	4	—	—	—	—
Hedged fixed-rate consumer automotive loans	(149)	(38)	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	149	38	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—
Gain on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive income into income	5	18	—	—	—	—	—	—
Reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction being probable not to occur	—	4	—	—	—	—	—	—
Total gain on cash flow hedging relationships	$5	$22	$—	$—	$—	$—	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$1,842	$1,588	$203	$147	$263	$268	$184	$230

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Six months ended June 30, ($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$4	$73
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	(4)	(73)
Hedged available-for-sale securities	—	—	(89)	(17)	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	89	17	—	—	—	—
Hedged fixed-rate consumer automotive loans	(453)	(77)	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	453	77	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	(1)	—	—
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive income into income	11	40	—	—	—	—	—	—
Reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction being probable not to occur	—	4	—	—	—	—	—	—
Total gain (loss) on cash flow hedging relationships	$11	$44	$—	$—	$—	$(1)	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$3,556	$3,170	$391	$278	$474	$574	$369	$480
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

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended June 30, ($ in millions)	2022	2021	2022	2021	2022	2021
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$1	$1
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	1	2
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(1)	(3)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	4	(1)	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	—	(3)	—	—
Amortization of deferred loan basis adjustments	(2)	(11)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	(5)	(32)	—	—	—	—
Total (loss) gain on fair value hedging relationships	$(7)	$(43)	$4	$(4)	$1	$—

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Six months ended June 30, ($ in millions)	2022	2021	2022	2021	2022	2021
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$2	$2
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	1	3
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(2)	(8)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	5	(3)	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	(1)	(4)	—	—
Amortization of deferred loan basis adjustments	(11)	(24)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	(23)	(62)	—	—	—	—
Total (loss) gain on fair value hedging relationships	$(34)	$(86)	$4	$(7)	$1	$(3)
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Interest rate contracts
Loss recognized in other comprehensive loss	$(5)	$(22)	$(11)	$(43)
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss and the Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Foreign exchange contracts (a) (b)
Gain (loss) recognized in other comprehensive loss	$4	$(3)	$1	$(5)
(a)There were no amounts excluded from effectiveness testing for the three months and six months ended June 30, 2022, or 2021.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months and six months ended June 30, 2022, or 2021.
20.    Income Taxes
We recognized total income tax expense from continuing operations of $152 million and $343 million for the three months and six months ended June 30, 2022, respectively, compared to income tax expense of $143 million and $354 million for the same periods in 2021. The increase in income tax expense for the three months ended June 30, 2022, compared to the same period in 2021, was primarily due to adjustments to the valuation allowance on foreign tax credit carryforwards, partially offset by the tax effects of a decrease in pretax earnings. The decrease in income tax expense for the six months ended June 30, 2022, compared to the same period in 2021, was primarily due to the tax effects of a decrease in pretax earnings, partially offset by adjustments to the valuation allowance on foreign tax credit carryforwards.
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

	Recurring fair value measurements
June 30, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a)	$733	$—	$2	$735
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,374	—	—	2,374
U.S. States and political subdivisions	—	776	12	788
Foreign government	38	111	—	149
Agency mortgage-backed residential	—	17,859	—	17,859
Mortgage-backed residential	—	4,654	—	4,654
Agency mortgage-backed commercial	—	3,730	—	3,730
Asset-backed	—	475	—	475
Corporate debt	—	1,714	—	1,714
Total available-for-sale securities	2,412	29,319	12	31,743
Mortgage loans held-for-sale (b)	—	81	—	81
Finance receivables and loans, net
Consumer other (b)	—	—	7	7
Other assets
Derivative contracts in a receivable position
Interest rate	—	1	2	3
Equity contracts	1	—	—	1
Total derivative contracts in a receivable position	1	1	2	4
Total assets	$3,146	$29,401	$23	$32,570
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$—	$4	$4
Foreign currency	—	3	—	3
Credit contracts	—	—	48	48
Total derivative contracts in a payable position	—	3	52	55
Total liabilities	$—	$3	$52	$55
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

	Equity securities (a)		Available-for-sale securities		Mortgage loans held-for-sale (b) (c)		Finance receivables and loans, net (b)
($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Assets
Fair value at April 1,	$1	$11	$11	$7	$—	$146	$7	$8
Net realized/unrealized gains
Included in earnings	1	—	—	—	—	21	—	—
Included in OCI	—	—	—	—	—	—	—	—
Purchases	—	—	1	—	—	812	4	5
Sales	—	(2)	—	—	—	(882)	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	(4)	(5)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value at June 30	$2	$9	$12	$7	$—	$97	$7	$8
Net unrealized gains still held at June 30,
Included in earnings	$—	$—	$—	$—	$—	$1	$—	$—
Included in OCI	—	—	—	—	—	—	—	—
(a)Net realized/unrealized gains are reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Carried at fair value due to fair value option elections.
(c)Net realized/unrealized gains (losses) are reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2022	2021
Liabilities
Fair value at April 1,	$61	$28
Net realized/unrealized (gains) losses
Included in earnings	(1)	7
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	—	2
Settlements	(10)	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Fair value at June 30,	$50	$37
Net unrealized (gains) losses still held at June 30,
Included in earnings	$(1)	$10
Included in OCI	—	—
(a)Net realized/unrealized (gains) losses are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Equity securities (a)		Available-for-sale securities		Mortgage loans held-for-sale (b) (c)		Finance receivables and loans, net (b) (d)
($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Assets
Fair value at January 1,	$9	$7	$9	$7	$—	$91	$7	$8
Net realized/unrealized gains (losses)
Included in earnings	2	4	—	—	—	49	(1)	1
Included in OCI	—	—	—	—	—	—	—	—
Purchases	—	—	3	—	—	1,851	8	8
Sales	(9)	(2)	—	—	—	(1,894)	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	(7)	(9)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value at June 30,	$2	$9	$12	$7	$—	$97	$7	$8
Net unrealized gains (losses) still held at June 30,
Included in earnings	$—	$4	$—	$—	$—	$1	$(1)	$—
Included in OCI	—	—	—	—	—	—	—	—
(a)Net realized/unrealized gains are reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Carried at fair value due to fair value option elections.
(c)Net realized/unrealized gains are reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.
(d)Net realized/unrealized (losses) gains are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2022	2021
Liabilities
Fair value at January 1,	$53	$12
Net realized/unrealized losses
Included in earnings	7	22
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	—	3
Settlements	(10)	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Fair value at June 30,	$50	$37
Net unrealized (gains) losses still held at June 30,
Included in earnings	$(4)	$25
Included in OCI	—	—
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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at June 30, 2022, and December 31, 2021, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
June 30, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$717	$717	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	5	5	—	n/m	(a)
Other	—	—	60	60	(77)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	65	65	(77)	n/m	(a)
Other assets
Nonmarketable equity investments	—	—	12	12	—	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	5	5	—	n/m	(a)
Total assets	$—	$—	$799	$799	$(77)	n/m
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Fair Value Option for Financial Assets
We elected the fair value option for an insignificant amount of conforming mortgage loans held-for-sale and certain acquired personal lending finance receivables. We elected the fair value option for conforming mortgage loans held-for-sale to mitigate earnings volatility by better matching the accounting for the assets with the related derivatives. We elected the fair value option for certain acquired personal lending finance receivables to mitigate the complexities of recording these loans at amortized cost. Our intent in electing fair value measurement was to mitigate a divergence between accounting gains or losses and economic exposure for certain assets and liabilities.
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at June 30, 2022, and December 31, 2021.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
June 30, 2022
Financial assets
Held-to-maturity securities	$1,112	$—	$998	$—	$998
Loans held-for-sale, net	717	—	—	717	717
Finance receivables and loans, net	125,000	—	—	128,544	128,544
FHLB/FRB stock (a)	997	—	997	—	997
Financial liabilities
Deposit liabilities	$38,629	$—	$—	$38,312	$38,312
Short-term borrowings	7,775	—	—	7,779	7,779
Long-term debt	16,984	—	11,447	6,379	17,826
December 31, 2021
Financial assets
Held-to-maturity securities	$1,170	$—	$1,204	$—	$1,204
Loans held-for-sale, net	469	—	—	469	469
Finance receivables and loans, net	118,994	—	—	126,044	126,044
FHLB/FRB stock (a)	738	—	738	—	738
Financial liabilities
Deposit liabilities	$40,953	$—	$—	$41,164	$41,164
Long-term debt	17,029	—	12,637	6,892	19,529
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At June 30, 2022, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 19.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
June 30, 2022
Assets
Derivative assets in net asset positions	$1	$—	$1	$—	$—	$1
Derivative assets with no offsetting arrangements	3	—	3	—	—	3
Total assets	$4	$—	$4	$—	$—	$4
Liabilities
Derivative liabilities in net liability positions	$3	$—	$3	$—	$(3)	$—
Derivative liabilities with no offsetting arrangements	52	—	52	—	—	52
Total liabilities	$55	$—	$55	$—	$(3)	$52
December 31, 2021
Assets
Derivative assets in net asset positions	$1	$—	$1	$(1)	$—	$—
Derivative assets with no offsetting arrangements	6	—	6	—	—	6
Total assets	$7	$—	$7	$(1)	$—	$6
Liabilities
Derivative liabilities in net liability positions	$3	$—	$3	$—	$(2)	$1
Derivative liabilities in net asset positions	1	—	1	(1)	—	—
Derivative liabilities with no offsetting arrangements	58	—	58	—	—	58
Total liabilities	$62	$—	$62	$(1)	$(2)	$59
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
Dealer Financial Services
Dealer Financial Services comprises our Automotive Finance and Insurance segments.
•Automotive Finance operations — One of the largest full-service automotive finance operations in the United States providing automotive financing services to consumers, automotive dealers and retailers, companies, and municipalities. Our automotive finance services include providing retail installment sales contracts, loans and operating leases, offering term loans to dealers, financing dealer floorplans and other lines of credit to dealers, warehouse lines to automotive retailers, fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and vehicle-remarketing services.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Financial information for our reportable operating segments is summarized as follows.

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2022
Net financing revenue and other interest income	$1,301	$20	$56	$77	$310	$1,764
Other revenue	72	158	4	19	59	312
Total net revenue	1,373	178	60	96	369	2,076
Provision for credit losses	228	—	—	8	68	304
Total noninterest expense	545	300	54	28	211	1,138
Income (loss) from continuing operations before income tax expense	$600	$(122)	$6	$60	$90	$634
Total assets	$107,178	$8,819	$19,126	$8,890	$41,690	$185,703
2021
Net financing revenue and other interest income	$1,333	$15	$23	$77	$99	$1,547
Other revenue	61	344	22	33	78	538
Total net revenue	1,394	359	45	110	177	2,085
Provision for credit losses	(23)	—	—	(13)	4	(32)
Total noninterest expense	500	272	45	28	230	1,075
Income (loss) from continuing operations before income tax expense	$917	$87	$—	$95	$(57)	$1,042
Total assets	$100,162	$9,394	$13,865	$6,246	$50,803	$180,470
(a)Net financing revenue and other interest income after the provision for credit losses totaled $1.5 billion and $1.6 billion for the three months ended June 30, 2022, and June 30, 2021, respectively.

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2022
Net financing revenue and other interest income	$2,596	$37	$109	$160	$555	$3,457
Other revenue	140	428	18	43	125	754
Total net revenue	2,736	465	127	203	680	4,211
Provision for credit losses	332	—	—	14	125	471
Total noninterest expense	1,079	574	110	65	432	2,260
Income (loss) from continuing operations before income tax expense	$1,325	$(109)	$17	$124	$123	$1,480
Total assets	$107,178	$8,819	$19,126	$8,890	$41,690	$185,703
2021
Net financing revenue and other interest income	$2,539	$30	$46	$148	$156	$2,919
Other revenue	123	723	62	59	136	1,103
Total net revenue	2,662	753	108	207	292	4,022
Provision for credit losses	(45)	—	(4)	—	4	(45)
Total noninterest expense	987	525	89	59	358	2,018
Income (loss) from continuing operations before income tax expense	$1,720	$228	$23	$148	$(70)	$2,049
Total assets	$100,162	$9,394	$13,865	$6,246	$50,803	$180,470
(a)Net financing revenue and other interest income after the provision for credit losses totaled $3.0 billion for both the six months ended June 30, 2022, and June 30, 2021.

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
25.    Subsequent Events
Declaration of Common Dividend
On July 14, 2022, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend is payable on August 15, 2022, to stockholders of record at the close of business on August 1, 2022.

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
Primary Business Lines
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, Mortgage Finance, and Corporate Finance are our primary business lines. The remaining activity is reported in Corporate and Other, which primarily consists of centralized treasury activities as well as Ally Invest, our digital brokerage and wealth management offering, Ally Lending, our point-of-sale financing business, Ally Credit Card, and CRA loans and related investments. The following table summarizes the operating results excluding discontinued operations of each business line. Operating results for each of the business lines are more fully described in the MD&A sections that follow.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2022	2021	Favorable/(unfavorable) % change	2022	2021	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,373	$1,394	(2)	$2,736	$2,662	3
Insurance	178	359	(50)	465	753	(38)
Mortgage Finance	60	45	33	127	108	18
Corporate Finance	96	110	(13)	203	207	(2)
Corporate and Other	369	177	108	680	292	133
Total	$2,076	$2,085	—	$4,211	$4,022	5
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$600	$917	(35)	$1,325	$1,720	(23)
Insurance	(122)	87	n/m	(109)	228	(148)
Mortgage Finance	6	—	n/m	17	23	(26)
Corporate Finance	60	95	(37)	124	148	(16)
Corporate and Other	90	(57)	n/m	123	(70)	n/m
Total	$634	$1,042	(39)	$1,480	$2,049	(28)
n/m = not meaningful
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers and automotive retailers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles make us a premier automotive finance company. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automobile manufacturers and suppliers. We remain focused on meeting the needs of both our dealer and consumer customers and continuing to strengthen and expand upon our approximately 22,400 dealer relationships. We continue to identify and cultivate relationships with automotive retailers including those with leading eCommerce platforms. We also operate Clearlane, our online direct-lending platform, which provides a digital platform for consumers seeking direct financing. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Additionally, we provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. Furthermore, our strong and expansive dealer relationships, comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. We have and continue to provide automobile financing for hybrid and battery-electric vehicles today, and are well positioned to remain a leader in automotive financing as we believe the majority of these vehicles will be sold through dealerships with whom we have an established relationship.
The Growth channel was established to focus on developing dealer relationships beyond those relationships that primarily were developed through our previous role as a captive finance company for GM and Stellantis. The Growth channel was expanded to include direct-to-consumer financing through Clearlane and other channels and our arrangements with online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. The success of the Growth channel has been a key enabler in evolving our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have approximately 16,000 dealer relationships, of which approximately 70% are franchised dealers (including brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda, and others), or used vehicle only retailers with a national presence.
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
As part of our focus on offering dealers a broad range of consumer F&I products, we offer VSCs, VMCs, and GAP products. We also underwrite selected commercial insurance coverages, which primarily insure dealers’ wholesale vehicle inventory and offer additional products to protect a dealer’s business including property and liability coverage that is underwritten by a third-party carrier. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models. We also offer ClearGuard on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction.
•Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes our direct-to-consumer Ally Home mortgage offering, and bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties.
Through our direct-to-consumer channel, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment provider. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo and LMI mortgages are originated as held-for-investment. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April 2019, we announced a strategic partnership with BMC, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, BMC conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. This partnership with BMC limits operational volatility as the mortgage industry continues to evolve in the current interest rate environment. During the six months ended June 30, 2022, we originated $2.6 billion of mortgage loans through our direct-to-consumer channel. During 2018, we made a strategic equity investment in the parent of BMC (BMC Holdco) that was subsequently increased in 2019 and 2020. This investment is recognized as a nonmarketable equity investment within other assets of our Condensed Consolidated Balance Sheet and is included in Corporate and Other. Refer to the Market Risk section of this MD&A for more information.
Through the bulk loan channel, we purchase loans from several qualified sellers including direct originators and large aggregators who have the financial capacity to support strong representations and warranties and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the six months ended June 30, 2022, we purchased $1.6 billion of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.
The combination of our direct-to-consumer strategy and bulk portfolio purchase program provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.
•Our Corporate Finance operations primarily provide senior secured leveraged cash flow and asset-based loans to mostly U.S.-based middle-market companies owned by private equity sponsors, and loans to asset managers that primarily provide leveraged loans. We believe our growing deposit-based funding model coupled with our expanded product offerings and deep industry relationships provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. While there continues to be a significant level of liquidity and competition in the middle-market lending space, we have continued

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
to prudently grow our lending portfolio with a focus on a disciplined and selective approach to credit quality, including a greater focus on asset-based loans and priority, first-out revolving lines of credit. We seek markets and opportunities where our clients require customized, highly structured, and time-sensitive financing solutions. Our corporate-finance lending portfolio is generally composed of first-lien, first-out loans. Our focus is on businesses owned by private-equity sponsors with loans typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, turnarounds, and debtor-in-possession financings. Additionally, our Lender Finance business provides asset managers with facilities to partially fund their direct-lending activities. The portfolio is well diversified across multiple industries including financials, services, manufacturing, distribution, and other specialty sectors. These specialty sectors include healthcare, technology/venture finance, defense and aerospace, and transportation and logistics. We also provide a healthcare-based commercial real estate product focused on lending to skilled nursing facilities, senior housing, medical office buildings, and hospitals. Other smaller complementary product offerings that help strengthen our reputation as a full-spectrum provider of financing solutions for borrowers include selectively offering second-out loans on certain transactions and issuing letters of credit through Ally Bank.
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
Information related to our point-of-sale financing business, Ally Lending, is also included within Corporate and Other. Ally Lending currently serves medical and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. The home improvement segment, which was launched in the second quarter of 2020, had originations of $343 million during the second quarter of 2022 and now represents approximately 58% of new originations, and is expected to grow. Point-of-sale lending broadens our capabilities, and expands our product offering into consumer unsecured lending, all while helping to further meet the financial needs of our customers.
Additionally, beginning in December 2021 with the acquisition of Fair Square, which we rebranded as Ally Credit Card, financial information related to our credit card business is included within Corporate and Other. The acquisition provides us with a scalable, digital-first credit card platform, and advances our evolution as a leading digital consumer bank. Ally Credit Card features leading-edge technology, and a proprietary, analytics-based underwriting model. We believe the addition of credit card to our suite of products enhances our ability to grow and deepen both new and existing customer relationships.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the reportable operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2022	2021	Favorable/(unfavorable) % change	2022	2021	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,450	$2,127	15	$4,761	$4,219	13
Total interest expense	467	498	6	868	1,055	18
Net depreciation expense on operating lease assets	219	82	(167)	436	245	(78)
Net financing revenue and other interest income	1,764	1,547	14	3,457	2,919	18
Other revenue
Insurance premiums and service revenue earned	280	278	1	560	558	—
Gain on mortgage and automotive loans, net	4	19	(79)	18	55	(67)
Loss on extinguishment of debt	—	(73)	100	—	(74)	100
Other (loss) gain on investments, net	(124)	65	n/m	(119)	188	(163)
Other income, net of losses	152	249	(39)	295	376	(22)
Total other revenue	312	538	(42)	754	1,103	(32)
Total net revenue	2,076	2,085	—	4,211	4,022	5
Provision for credit losses	304	(32)	n/m	471	(45)	n/m
Noninterest expense
Compensation and benefits expense	437	446	2	930	841	(11)
Insurance losses and loss adjustment expenses	89	74	(20)	147	137	(7)
Other operating expenses	612	555	(10)	1,183	1,040	(14)
Total noninterest expense	1,138	1,075	(6)	2,260	2,018	(12)
Income from continuing operations before income tax expense	634	1,042	(39)	1,480	2,049	(28)
Income tax expense from continuing operations	152	143	(6)	343	354	3
Net income from continuing operations	$482	$899	(46)	$1,137	$1,695	(33)
Financial ratios:
Return on average assets (a)	1.06%	1.99%	n/m	1.26%	1.88%	n/m
Return on average equity (a)	13.36%	21.88%	n/m	14.98%	21.61%	n/m
Equity to assets (a)	7.92%	9.11%	n/m	8.40%	8.72%	n/m
Common dividend payout ratio (b)	21.28%	7.82%	n/m	18.24%	8.35%	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
We earned net income from continuing operations of $482 million and $1.1 billion for the three months and six months ended June 30, 2022, respectively, compared to $899 million and $1.7 billion for the three months and six months ended June 30, 2021. During the three months and six months ended June 30, 2022, results were favorably impacted by higher financing revenue and other interest income within the automotive and credit card loan portfolios, as well as lower interest expense. These items were more than offset by higher provision for credit losses, unrealized losses on equity securities, and noninterest expense for the three months and six months ended June 30, 2022.
Net financing revenue and other interest income increased $217 million and $538 million for the three months and six months ended June 30, 2022, respectively, as compared to the three months and six months ended June 30, 2021. Consumer automotive revenue increased as higher average consumer assets contributed to the increase in revenue resulting from growth in the used-vehicle portfolio, primarily through franchised dealers, as well as increases in portfolio yields. The increases were also impacted by the acquisition of Ally Credit Card in December 2021. We experienced lower interest expense for the three months and six months ended June 30, 2022, as compared to the same periods in 2021, driven by market and industry dynamics that drove a decrease in our funding costs, and our continued shift to more cost-efficient deposit funding. Within our Automotive Finance operations, total net operating lease revenue decreased $125 million and $146 million for the three months and six months ended June 30, 2022, respectively, compared to the same periods in 2021, driven by an increase

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
in depreciation expense resulting from a declining impact of downward adjustments to the rate of depreciation enacted in prior years, as well as a decrease in remarketing performance due to the continued shift in off-lease disposition channel mix with lessee and dealer buyouts increasing from the prior year. These decreases were partially offset by an increase in gross operating lease revenue driven by higher vehicle prices.
We incurred other loss on investments of $124 million and $119 million for the three months and six months ended, June 30, 2022, respectively, compared to gains of $65 million and $188 million for the three months and six months ended June 30, 2021. The decreases for the three months and six months ended June 30, 2022, were primarily driven by $137 million and $202 million of unrealized equity mark-to-market losses, as compared to results from the three months and six months ended June 30, 2021, respectively, which included $19 million and $36 million of unrealized gains. Additionally, the decreases were also impacted by elevated realized capital gains from equity securities during the three months and six months ended June 30, 2021, that did not reoccur.
Other income, net of losses decreased $97 million and $81 million for the three months and six months ended June 30, 2022, respectively, as compared to the three months and six months ended June 30, 2021. The decreases for the three months and six months ended June 30, 2022, compared to the same periods in 2021, were primarily due to $81 million in upward adjustments related to equity securities without a readily determinable fair value during the three months ended June 30, 2021, that did not reoccur, driven primarily by an investment in one entity for which there was a subsequent funding round at a higher valuation during the period, resulting in an observable price change. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information.
The provision for credit losses increased $336 million and $516 million for the three months and six months ended June 30, 2022, respectively, compared to the three months and six months ended June 30, 2021. The increases in provision for credit losses for the three months and six months ended June 30, 2022, were primarily driven by higher net charge-offs as credit continued to normalize during the three and six months ended June 30, 2022, as well as reserve reductions during the three months and six months ended June 30, 2021, associated with improvements to the macroeconomic environment following the onset of the COVID-19 pandemic. Additionally, provision expense for the three months and six months ended June 30, 2022, includes net charge-offs and portfolio growth related to Ally Credit Card, following our acquisition in December 2021. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense was $1.1 billion and $2.3 billion for the three months and six months ended June 30, 2022, respectively, compared to $1.1 billion and $2.0 billion for the three months and six months ended June 30, 2021. The increases for the three months and six months ended June 30, 2022, were driven by increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products.
We recognized total income tax expense from continuing operations of $152 million and $343 million for the three months and six months ended June 30, 2022, respectively, compared to income tax expense of $143 million and $354 million for the same periods in 2021. The increase in income tax expense for the three months ended June 30, 2022, compared to the same period in 2021, was primarily due to adjustments to the valuation allowance on foreign tax credit carryforwards, partially offset by the tax effects of a decrease in pretax earnings. The decrease in income tax expense for the six months ended June 30, 2022, compared to the same period in 2021, was primarily due to the tax effects of a decrease in pretax earnings, partially offset by adjustments to the valuation allowance on foreign tax credit carryforwards.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2022	2021	Favorable/(unfavorable) % change	2022	2021	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,362	$1,288	6	$2,664	$2,539	5
Commercial	142	125	14	271	286	(5)
Operating leases	396	384	3	799	754	6
Total financing revenue and other interest income	1,900	1,797	6	3,734	3,579	4
Interest expense	380	382	1	702	795	12
Net depreciation expense on operating lease assets (a)	219	82	(167)	436	245	(78)
Net financing revenue and other interest income	1,301	1,333	(2)	2,596	2,539	2
Other revenue
Other income	72	61	18	140	123	14
Total other revenue	72	61	18	140	123	14
Total net revenue	1,373	1,394	(2)	2,736	2,662	3
Provision for credit losses	228	(23)	n/m	332	(45)	n/m
Noninterest expense
Compensation and benefits expense	152	144	(6)	320	289	(11)
Other operating expenses	393	356	(10)	759	698	(9)
Total noninterest expense	545	500	(9)	1,079	987	(9)
Income from continuing operations before income tax expense	$600	$917	(35)	$1,325	$1,720	(23)
Total assets	$107,178	$100,162	7	$107,178	$100,162	7
n/m = not meaningful
(a)Includes net remarketing gains of $50 million and $100 million for the three months and six months ended June 30, 2022, respectively, compared to $128 million and $192 million for the three months and six months ended June 30, 2021.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $600 million and $1.3 billion for the three months and six months ended June 30, 2022, respectively, compared to $917 million and $1.7 billion for the three months and six months ended June 30, 2021. For the three months and six months ended June 30, 2022, the decreases were primarily due to higher provision for credit losses, higher net depreciation expense on operating lease assets, and higher noninterest expense, partially offset by higher financing revenue.
Consumer automotive loan financing revenue increased $74 million and $125 million for the three months and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Higher average consumer assets contributed to the increase in revenue resulting from growth in the used-vehicle portfolio, primarily through franchised dealers, as well as increases in portfolio yields.
Commercial loan financing revenue increased $17 million for the three months ended June 30, 2022, and decreased $15 million for the six months ended June 30, 2022, compared to the same periods in 2021. The decrease for the six months ended June 30, 2022, was driven by lower outstanding floorplan assets as a result of lower new vehicle inventories due to continued vehicle supply constraints. The increase for the three months ended June 30, 2022, was primarily due to higher yields from higher benchmark interest rates.
Interest expense was $380 million and $702 million for the three months and six months ended June 30, 2022, respectively, compared to $382 million and $795 million for the three months and six months ended June 30, 2021. The decrease for the six months ended June 30, 2022, was primarily due to market and industry dynamics, which drove a decrease in our deposit rates and other funding costs.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Total noninterest expense increased $45 million and $92 million for the three months and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increases were primarily due to higher overhead expense, as well as compensation and benefits expense, which increased primarily due to higher headcount to support the growth of the business.
Total net operating lease revenue decreased $125 million and $146 million for the three months and six months ended June 30, 2022, respectively, compared to the same periods in 2021. We recognized remarketing gains of $50 million and $100 million for the three months and six months ended June 30, 2022, respectively, compared to remarketing gains of $128 million and $192 million for the three months and six months ended June 30, 2021, while depreciation expense on operating lease assets increased $59 million and $99 million for the three months and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decreases in net operating lease revenue were primarily driven by an increase in depreciation expense resulting from a declining impact of downward adjustments to the rate of depreciation enacted in prior years, as well as a decrease in remarketing performance due to the continued shift in off-lease disposition channel mix with lessee and dealer buyouts increasing from the prior year. These decreases were partially offset by an increase in gross operating lease revenue driven by higher vehicle prices. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses increased $251 million and $377 million for the three months and six months ended June 30, 2022, respectively, compared to the three months and six months ended June 30, 2021. The increases in provision for credit losses were primarily driven by higher net charge-offs during the three months and six months ended June 30, 2022, as well as reserve reductions during the three months and six months ended June 30, 2021, associated with improvements to the macroeconomic environment following the onset of the COVID-19 pandemic. Additionally, provision increased for the three months and six months ended June 30, 2022, from reserve increases associated with portfolio growth in our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$79,695	6.82%	$74,662	6.70%	$78,964	6.72%	$74,084	6.68%
Commercial
Wholesale floorplan (d)	11,372	3.45	10,825	3.31	11,482	3.21	13,205	3.23
Other commercial automotive (e)	4,839	4.13	5,507	4.18	4,825	4.15	5,617	4.27
Investment in operating leases, net (f)	10,615	6.66	10,355	11.67	10,746	6.81	10,094	10.17
(a)Average balances are calculated using an average daily balance methodology.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.
(c)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 6.85% and 6.80% for the three months and six months ended June 30, 2022, respectively, and 6.92% and 6.91% for the three months and six months ended June 30, 2021.
(d)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 3.27% and 3.02% for the three months and six months ended June 30, 2022, respectively, and 2.48% and 2.55% for the three months and six months ended June 30, 2021.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes net gains on the sale of off-lease vehicles of $50 million and $100 million for the three months and six months ended June 30, 2022, respectively, compared to $128 million and $192 million for the three months and six months ended June 30, 2021. Excluding these gains and losses on sale, the yield was 4.79% and 4.94% for the three months and six months ended June 30, 2022, respectively, and 6.71% and 6.32% for the three months and six months ended June 30, 2021.
Our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased approximately 12 and 4 basis points for the three months and six months ended June 30, 2022, respectively, relative to the same periods in 2021, due to higher benchmark interest rates. We expect yields on retail automotive loans to continue to rise during the remainder of 2022, consistent with market interest rates.
Our portfolio yield for investment in operating leases, net, including net gains on the sale of off-lease vehicles, decreased approximately 501 and 336 basis points to 6.7% and 6.8% for the three months and six months ended June 30, 2022, respectively, as compared to 11.7% and 10.2% for the three months and six months ended June 30, 2021. These declines were due to a decrease in remarketing performance due to the continued shift in off-lease disposition channel mix with lessee and dealer buyouts increasing from the prior year. The shift in off-lease vehicle disposition mix is expected to continue in the near term and may limit our ability to optimize remarketing proceeds. Refer to the section titled Operating Lease Residual Risk Management within this MD&A for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
The following table presents retail loan originations by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended June 30, 2022
S	$1.8	20	742	$1.0	31	743
A	4.5	49	685	1.7	53	684
B	2.0	22	648	0.4	13	653
C	0.5	6	608	0.1	3	630
D	0.2	2	571	—	—	580
E	0.1	1	557	—	—	—
Total retail originations	$9.1	100	682	$3.2	100	698
Three months ended June 30, 2021
S	$1.5	21	736	$1.2	31	739
A	3.6	49	681	2.0	53	679
B	1.8	25	647	0.5	13	649
C	0.2	3	603	0.1	3	608
D	0.1	1	561	—	—	587
E	0.1	1	543	—	—	569
Total retail originations	$7.3	100	678	$3.8	100	691
Six months ended June 30, 2022
S	$3.4	20	741	$2.0	32	744
A	8.3	50	684	3.3	53	684
B	3.7	22	648	0.8	13	652
C	0.9	5	612	0.1	2	627
D	0.3	2	569	—	—	577
E	0.1	1	556	—	—	521
Total retail originations	$16.7	100	682	$6.2	100	697
Six months ended June 30, 2021
S	$2.6	20	735	$2.3	33	737
A	6.4	49	682	3.5	51	679
B	3.3	25	649	1.0	15	650
C	0.4	3	605	0.1	1	608
D	0.2	2	562	—	—	585
E	0.1	1	540	—	—	574
Total retail originations	$13.0	100	679	$6.9	100	692
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
0–71	14%	15%	14%	16%
72–75	66	66	66	66
76 +	20	19	20	18
Total retail originations	100%	100%	100%	100%
Retail originations with a term of 76 months or more represented 20% of total retail originations for both the three months and six months ended June 30, 2022, compared to 19% and 18% for the three months and six months ended June 30, 2021, respectively. Substantially all of the loans originated with a term of 76 months or more during the three months and six months ended June 30, 2022, and 2021, were considered to be prime and in credit tiers S, A, or B.
The following table presents the percentage of total outstanding retail loans by origination year.

June 30,	2022	2021
Pre-2018	4%	12%
2018	6	13
2019	11	21
2020	17	29
2021	35	25
2022	27	—
Total retail	100%	100%
The following tables present the total retail loan and operating lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2022	2021	2022	2021
Used retail	$9,105	$7,274	69	56
New retail	3,260	3,835	24	30
Lease	888	1,830	7	14
Total consumer automotive financing originations (a)	$13,253	$12,939	100	100
(a)Includes CSG originations of $1.5 billion and $1.2 billion for the three months ended June 30, 2022, and 2021, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2022	2021	2022	2021
Used retail	$16,727	$12,974	67	56
New retail	6,214	6,947	25	30
Lease	1,872	3,181	8	14
Total consumer automotive financing originations (a)	$24,813	$23,102	100	100
(a)Includes CSG originations of $2.8 billion and $2.3 billion for the six months ended June 30, 2022, and 2021, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2022	2021	2022	2021
Growth channel	$7,815	$6,855	59	53
Stellantis dealers	2,759	3,421	21	26
GM dealers	2,679	2,663	20	21
Total consumer automotive financing originations	$13,253	$12,939	100	100

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2022	2021	2022	2021
Growth channel	$14,117	$12,097	57	52
Stellantis dealers	5,591	6,148	23	27
GM dealers	5,105	4,857	20	21
Total consumer automotive financing originations	$24,813	$23,102	100	100
Total consumer automotive loan and operating lease originations increased $314 million and $1.7 billion for the three months and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increases were primarily driven by continued momentum in used-vehicle lending and higher financed transaction amounts, partially offset by decreased application flow.
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

	Used retail		New retail		Lease
Three months ended June 30,	2022	2021	2022	2021	2022	2021
760 +	13%	11%	14%	13%	46%	45%
720-759	12	11	12	11	18	19
660–719	34	35	33	33	23	23
620–659	24	27	22	25	9	10
540–619	11	11	4	6	2	2
< 540	2	2	—	—	—	—
Unscored (a)	4	3	15	12	2	1
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.

	Used retail		New retail		Lease
Six months ended June 30,	2022	2021	2022	2021	2022	2021
760 +	12%	11%	14%	13%	45%	43%
720-759	12	12	12	12	18	19
660–719	34	35	32	33	23	25
620–659	25	27	22	24	9	10
540–619	10	10	4	5	3	2
< 540	2	2	—	—	—	—
Unscored (a)	5	3	16	13	2	1
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 10% and 9% of total consumer loan and operating lease originations for the three months and six months ended June 30, 2022, respectively, compared to 9% for both the three months and six months ended June 30, 2021. Consumer loans and operating leases with FICO® Scores of less than 540 comprised 2% and 1% of total originations for the three months and six months ended June 30, 2022, respectively, compared to 1% for both the three months and six months ended June 30, 2021. Nonprime applications are subject to more stringent underwriting criteria (for example, minimum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $9.0 billion, or approximately 11.0%, of our total consumer automotive loans at June 30, 2022, as compared to $8.8 billion, or approximately 11.3% of our total consumer automotive loans at December 31, 2021. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
During the first quarter of 2022, we expanded our relationship with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we increased our committed facility from a maximum of $4.0 billion to a maximum of $5.0 billion to support our continued efforts to optimize risk-adjusted returns. This commitment is effective for 365 days. As part of the agreement, we purchase finance receivables meeting certain prescribed eligibility requirements on a periodic basis from Carvana. We also have the opportunity to purchase additional contracts from Carvana on an ad-hoc basis that may fall outside of the prescribed eligibility requirements utilized within the recurring pools. The risk profile of the contractual purchases is similar to the volume we fund through other dealer-facing channels. All the finance receivables purchased through this channel are used vehicles, and are included in the Growth channel in our consumer origination metrics. To date, finance receivables purchased from Carvana have exhibited (1) favorable delinquency and loss performance, as compared to original expectations assumed at the time of purchase and (2) consistent delinquency and loss performance compared to loans with similar credit characteristics acquired through our indirect dealer channel. Consumer assets sourced from Carvana represented 6% of our total consumer portfolio as of June 30, 2022.
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

	Average balance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Used vehicles	48%	31%	49%	26%
Stellantis new vehicles	30	31	29	33
GM new vehicles	15	21	15	24
Growth new vehicles	7	17	7	17
Total	100%	100%	100%	100%
Total commercial wholesale finance receivables	$11,372	$10,825	$11,482	$13,205
Average commercial wholesale financing receivables outstanding increased $547 million during the three months ended June 30, 2022, and decreased $1.7 billion during the six months ended June 30, 2022, as compared to the same periods in 2021. The increase for the three months ended June 30, 2022, was primarily driven by an increase in average vehicle values due to limited inventory levels experienced throughout the industry. The decrease for the six months ended June 30, 2022, was primarily due to lower dealer inventory levels, driven by strong consumer demand for vehicles that outpaced lower automotive production levels due to the global semiconductor chip shortage, which was partially offset by an increase in average vehicle values. The decline was also impacted by a reduction in the number of GM dealer relationships due to the competitive environment across the automotive lending market. Dealer inventory levels are dependent on a number of factors, including manufacturer production schedules and vehicle mix, sales incentives, and industry sales. Manufacturer production and corresponding dealer stock levels, as well as dealer penetration levels, may continue to influence our future wholesale balances. While the severity and duration of these supply chain disruptions is not currently clear, we anticipate this will continue to limit the growth in commercial wholesale finance receivables throughout 2022 commensurate with lower dealer inventory levels.
During the first quarter of 2022, we increased Carvana’s commercial line of credit to a total of $3.0 billion and concurrently entered into a participation agreement with two third parties for a total of $1.0 billion. The temporary increase and related participation agreement is scheduled to terminate in the third quarter of 2022. The credit line will revert to $2.0 billion thereafter, with a scheduled maturity in the first quarter of 2023. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. At June 30, 2022, Carvana’s wholesale floorplan assets outstanding balance was $1.0 billion, inclusive of the third-party participation agreement. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans decreased $668 million and $792 million for the three months and six months ended June 30, 2022, respectively, compared to the same periods in 2021, to an average of $4.8 billion for both the three months and six months ended June 30, 2022.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2022	2021	Favorable/(unfavorable) % change	2022	2021	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$280	$278	1	$560	$558	—
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	20	15	33	37	30	23
Other (loss) gain on investments, net (b)	(127)	61	n/m	(141)	159	(189)
Other income	5	5	—	9	6	50
Total insurance premiums and other income	178	359	(50)	465	753	(38)
Expense
Insurance losses and loss adjustment expenses	89	74	(20)	147	137	(7)
Acquisition and underwriting expense
Compensation and benefits expense	24	24	—	52	46	(13)
Insurance commissions expense	151	138	(9)	300	274	(9)
Other expenses	36	36	—	75	68	(10)
Total acquisition and underwriting expense	211	198	(7)	427	388	(10)
Total expense	300	272	(10)	574	525	(9)
(Loss) income from continuing operations before income tax expense	$(122)	$87	n/m	$(109)	$228	(148)
Total assets	$8,819	$9,394	(6)	$8,819	$9,394	(6)
Insurance premiums and service revenue written	$262	$301	(13)	$527	$634	(17)
Combined ratio (c)	106.0%	96.7%		101.3%	93.1%
n/m = not meaningful
(a)Includes interest expense of $11 million and $23 million for the three months and six months ended June 30, 2022, respectively, and $14 million and $28 million for the three months and six months ended June 30, 2021.
(b)Includes net unrealized losses on equity securities of $136 million and $197 million for the three months and six months ended June 30, 2022, respectively, and net unrealized gains on equity securities of $20 million and $31 million for the three months and six months ended June 30, 2021.
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
Our Insurance operations incurred a loss from continuing operations before income tax expense of $122 million and $109 million for the three months and six months ended June 30, 2022, respectively, compared to income of $87 million and $228 million for the three months and six months ended June 30, 2021. The decreases were primarily driven by lower net investment gains of $188 million and $300 million for the three months and six months ended June 30, 2022, respectively, as compared to the same periods in 2021.
Insurance premiums and service revenue earned was $280 million and $560 million for the three months and six months ended June 30, 2022, respectively, compared to $278 million and $558 million for the three months and six months ended June 30, 2021. This resulted from increases of $3 million and $12 million in earned revenue from our F&I products for the three months and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. These increases were partially offset by lower earned premiums from our P&C business reflecting lower industry-wide dealer vehicle inventory levels as a result of continuing supply chain challenges, partially offset by higher earned revenue from other dealer-related products.
Other loss on investments, net was $127 million and $141 million for the three months and six months ended June 30, 2022, respectively, compared to other gain on investments, net of $61 million and $159 million for the same periods in 2021. The decreases for the three months and six months ended June 30, 2022, were primarily attributable to elevated realized capital gains from equity securities during the three months and six months ended June 30, 2021, that did not reoccur. Additionally, results are inclusive of $136 million and $197 million of unrealized equity mark-to-market losses, as compared to results from the three months and six months ended June 30, 2021, which included $20 million and $31 million, respectively, of unrealized gains driven by broader equity market performance.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance losses and loss adjustment expenses totaled $89 million and $147 million for the three months and six months ended June 30, 2022, respectively, compared to $74 million and $137 million for the same periods in 2021. The increases for the three months and six months ended June 30, 2022, were primarily driven by higher weather-related losses on our vehicle inventory insurance business, partially offset by lower GAP claims as a result of higher used vehicle values. Total acquisition and underwriting expense increased $13 million and $39 million for the three months and six months ended June 30, 2022, as compared to the same periods in 2021. The change was primarily due to an increase in insurance commission expense, commensurate with higher earned premiums from our F&I products and higher incentive program expense driven by favorable F&I loss performance. Acquisition and underwriting expenses also increased as a result of higher compensation and benefits expense and business support costs.
Our combined ratio was 106.0% and 101.3% for the three months and six months ended June 30, 2022, respectively, compared to 96.7% and 93.1% for the three months and six months ended June 30, 2021. The increases were primarily driven by lower P&C inventory exposure as a result of lower industry dealer inventory levels, higher weather-related losses and higher acquisition and underwriting expense. In April 2022, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related loss.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Finance and insurance products
Vehicle service contracts	$193	$229	$359	$459
Guaranteed asset protection and other finance and insurance products (a)	44	45	78	84
Total finance and insurance products	237	274	437	543
Property and casualty insurance (b)	25	27	90	91
Total	$262	$301	$527	$634
(a)Other financial and insurance products include VMCs, ClearGuard, and other ancillary products.
(b)P&C insurance include vehicle inventory insurance and dealer ancillary products.
Insurance premiums and service revenue written was $262 million and $527 million for the three months and six months ended June 30, 2022, respectively, compared to $301 million and $634 million for the same periods in 2021. The decreases for the three months and six months ended June 30, 2022, were primarily due to lower F&I volume commensurate with lower industry retail sales. P&C inventory insurance premiums written declined during the three months and six months ended June 30, 2022, driven by lower dealer vehicle inventory levels as supply chain disruptions continue. The decrease in P&C inventory insurance premiums written was partially offset by growth in other P&C dealer products.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents
Noninterest-bearing cash	$115	$173
Interest-bearing cash	367	549
Total cash and cash equivalents	482	722
Equity securities	726	1,085
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	513	255
U.S. States and political subdivisions	478	526
Foreign government	149	157
Agency mortgage-backed residential	1,085	703
Mortgage-backed residential	260	195
Corporate debt	1,714	1,887
Total available-for-sale securities	4,199	3,723
Total cash, cash equivalents, and securities	$5,407	$5,530
In addition to these cash and investment securities, the Insurance segment has an interest-bearing intercompany arrangement with the Corporate and Other segment, callable on demand. The intercompany loan balance due to Insurance was $411 million and $923 million at June 30, 2022, and December 31, 2021, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2022	2021	Favorable/(unfavorable) % change	2022	2021	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$139	$89	56	$269	$182	48
Interest expense	83	66	(26)	160	136	(18)
Net financing revenue and other interest income	56	23	143	109	46	137
Gain on mortgage loans, net	4	19	(79)	18	55	(67)
Other income, net of losses	—	3	(100)	—	7	(100)
Total other revenue	4	22	(82)	18	62	(71)
Total net revenue	60	45	33	127	108	18
Provision for credit losses	—	—	—	—	(4)	(100)
Noninterest expense
Compensation and benefits expense	6	5	(20)	12	11	(9)
Other operating expenses	48	40	(20)	98	78	(26)
Total noninterest expense	54	45	(20)	110	89	(24)
Income from continuing operations before income tax expense	$6	$—	n/m	$17	$23	(26)
Total assets	$19,126	$13,865	38	$19,126	$13,865	38
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $6 million and $17 million for the three months and six months ended June 30, 2022, respectively, compared to $0 million and $23 million for the three months and six months ended June 30, 2021. The increase for the three months ended June 30, 2022, was primarily driven by higher net financing revenue and other interest income, partially offset by lower net gains on the sale of mortgage loans and an increase in noninterest expense. The decrease for the six months ended June 30, 2022, was primarily driven by lower net gains on the sale of mortgage loans and increases in noninterest expense and the provision for credit losses, offset by higher net financing revenue and other interest income.
Net financing revenue and other interest income was $56 million and $109 million for the three months and six months ended June 30, 2022, respectively, compared to $23 million and $46 million for the three months and six months ended June 30, 2021. The increases in net financing revenue and other interest income for the three months and six months ended June 30, 2022, were primarily due to higher asset balances and lower prepayment activity, driven by a higher interest rate environment, which resulted in lower premium amortization. Premium amortization was $5 million and $14 million for the three months and six months ended June 30, 2022, respectively, compared to $24 million and $59 million for the three months and six months ended June 30, 2021. During the three months and six months ended June 30, 2022, we purchased $808 million and $1.6 billion of mortgage loans that were originated by third parties, respectively, compared to $1.7 billion and $1.9 billion for the three months and six months ended June 30, 2021. We originated $300 million and $984 million of mortgage loans held-for-investment during the three months and six months ended June 30, 2022, respectively, compared to $1.4 billion and $2.2 billion during the three months and six months ended June 30, 2021.
Gain on sale of mortgage loans, net, was $4 million and $18 million for the three months and six months ended June 30, 2022, respectively, compared to $19 million and $55 million for the three months and six months ended June 30, 2021. The decreases were attributable to lower margins and lower volume on direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment provider. We originated $584 million and $1.6 billion of loans held-for-sale during the three months and six months ended June 30, 2022, respectively, compared to $809 million and $1.8 billion during the three months and six months ended June 30, 2021.
The provision for credit losses increased $4 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in provision for credit losses for the six months ended June 30, 2022, was primarily driven by reserve increases associated with portfolio growth, as total assets grew 38% from the prior year, which more than offset net recoveries for the period. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Total noninterest expense was $54 million and $110 million for the three months and six months ended June 30, 2022, respectively, compared to $45 million and $89 million for the three months and six months ended June 30, 2021. The increase for the six months ended June 30, 2022, was primarily due to the business continuing to scale.
The following table presents the total UPB of purchases and originations of consumer mortgages held for investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended June 30, 2022
740 +	$903	81
720–739	119	11
700–719	73	7
680–699	12	1
660–679	1	—
Total consumer mortgage financing volume	$1,108	100
Three months ended June 30, 2021
740 +	$2,866	91
720–739	217	7
700–719	75	2
Total consumer mortgage financing volume	$3,158	100
Six months ended June 30, 2022
740 +	$2,169	83
720–739	276	10
700–719	148	6
680–699	22	1
660–679	2	—
Total consumer mortgage financing volume	$2,617	100
Six months ended June 30, 2021
740 +	$3,714	91
720–739	282	7
700–719	97	2
Total consumer mortgage financing volume	$4,093	100
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
June 30, 2022
Adjustable-rate	$406	2	2.87%	$2	48.83%	767
Fixed-rate	18,446	98	3.14	69	53.76	779
Total	$18,852	100	3.13	$71	53.65	779
December 31, 2021
Adjustable-rate	$378	2	2.76%	$3	50.37%	763
Fixed-rate	17,158	98	3.15	106	57.09	776
Total	$17,536	100	3.14	$109	56.94	776
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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2022	2021	Favorable/(unfavorable) % change	2022	2021	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$102	$83	23	$195	$161	21
Interest on loans held-for-sale	2	3	(33)	4	5	(20)
Interest expense	27	9	n/m	39	18	(117)
Net financing revenue and other interest income	77	77	—	160	148	8
Total other revenue	19	33	(42)	43	59	(27)
Total net revenue	96	110	(13)	203	207	(2)
Provision for credit losses	8	(13)	(162)	14	—	n/m
Noninterest expense
Compensation and benefits expense	15	17	12	38	37	(3)
Other operating expenses	13	11	(18)	27	22	(23)
Total noninterest expense	28	28	—	65	59	(10)
Income from continuing operations before income tax expense	$60	$95	(37)	$124	$148	(16)
Total assets	$8,890	$6,246	42	$8,890	$6,246	42
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $60 million and $124 million for the three months and six months ended June 30, 2022, respectively, compared to income earned of $95 million and $148 million for the three months and six months ended June 30, 2021. The decreases for the three months and six months ended June 30, 2022, were primarily due to a higher provision for credit losses and lower other revenue, partially offset by higher interest income, which was driven by asset growth.
Net financing revenue and other interest income was $77 million and $160 million for the three months and six months ended June 30, 2022, respectively, compared to $77 million and $148 million for the three months and six months ended June 30, 2021. The increase for the six months ended June 30, 2022, was primarily due to higher average assets from continued growth in the portfolio. This was partially offset by increased interest expense due to higher benchmark interest rates.
Other revenue decreased $14 million and $16 million for the three months and six months ended June 30, 2022, respectively, compared to the three months and six months ended June 30, 2021. The decreases were primarily due to declines in net investment gains and syndication income.
The provision for credit losses increased $21 million and $14 million for the three months and six months ended June 30, 2022, respectively, compared to the three months and six months ended June 30, 2021. The increases in provision for credit losses were primarily driven by higher provisions on specific exposures, as we continue to see credit normalization. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Credit Portfolio
The following table presents loans held for sale, the amortized cost of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations.

($ in millions)	June 30, 2022	December 31, 2021
Loans held-for-sale, net	$517	$305
Finance receivables and loans	$8,475	$7,770
Unfunded lending commitments (a)	$5,607	$4,967
Total serviced loans	$12,969	$11,180
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

	June 30, 2022	December 31, 2021
Industry
Financial services	35.8%	38.1%
Health services	17.2	16.4
Services	15.1	13.8
Chemicals and metals	9.3	8.8
Automotive and transportation	9.2	8.9
Machinery, equipment, and electronics	6.3	5.4
Wholesale	2.0	1.7
Retail trade	1.7	1.2
Other manufactured products	1.4	1.4
Construction	1.0	1.0
Other	1.0	3.3
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2022	2021	Favorable/(unfavorable) % change	2022	2021	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$95	$1	n/m	$153	$(2)	n/m
Interest on loans held-for-sale	2	—	n/m	3	1	n/m
Interest and dividends on investment securities and other earning assets	174	121	44	336	227	48
Interest on cash and cash equivalents	5	4	25	7	8	(13)
Total financing revenue and other interest income	276	126	119	499	234	113
Interest expense
Original issue discount amortization (b)	13	12	(8)	26	24	(8)
Other interest expense (c)	(47)	15	n/m	(82)	54	n/m
Total interest expense	(34)	27	n/m	(56)	78	172
Net financing revenue and other interest income	310	99	n/m	555	156	n/m
Other revenue
Loss on extinguishment of debt	—	(73)	100	—	(74)	100
Other gain on investments, net	2	5	(60)	20	25	(20)
Other income, net of losses	57	146	(61)	105	185	(43)
Total other revenue	59	78	(24)	125	136	(8)
Total net revenue	369	177	108	680	292	133
Provision for credit losses	68	4	n/m	125	4	n/m
Total noninterest expense (d)	211	230	8	432	358	(21)
Income (loss) from continuing operations before income tax expense	$90	$(57)	n/m	$123	$(70)	n/m
Total assets	$41,690	$50,803	(18)	$41,690	$50,803	(18)
n/m = not meaningful
(a)Primarily related to impacts associated with hedging activities within our automotive loan portfolio, consumer other lending activity, and financing revenue from our legacy mortgage portfolio.
(b)Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
(c)Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.
(d)Includes reductions of $316 million and $634 million for the three months and six months ended June 30, 2022, respectively, and $268 million and $525 million for the three months and six months ended June 30, 2021, related to the allocation of corporate overhead expenses to other segments. The receiving segments record their allocation of corporate overhead expense within other operating expense.
The following table presents the scheduled remaining amortization of the original issue discount at June 30, 2022.

Year ended December 31, ($ in millions)	2022	2023	2024	2025	2026	2027 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$874	$815	$749	$677	$597	$—
Total amortization (b)	27	59	66	72	80	597	$901
(a)The maximum annual scheduled amortization for any individual year is $141 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Corporate and Other earned income from continuing operations before income tax expense of $90 million and $123 million for the three months and six months ended June 30, 2022, respectively, compared to a loss of $57 million and $70 million for the three months and six months ended June 30, 2021. The increase in income was primarily driven by an increase in financing revenue and other interest income resulting from an increase in interest and fees on finance receivables and an increase in loans and dividends from investment securities as well as lower interest expense. This increase was partially offset by an increase in the provision for credit losses during the six months ended June 30, 2022, and the loss on extinguishment of debt in 2021.
Total financing revenue and other interest income was $276 million and $499 million for the three months and six months ended June 30, 2022, respectively, compared to $126 million and $234 million for the three months and six months ended June 30, 2021. The increases were primarily driven by financing revenue from Ally Credit Card, which we acquired in the fourth quarter of 2021. The increases were also driven by the impacts of a higher interest rate environment on the investment securities portfolio and hedging activities.
Total interest expense decreased $61 million and $134 million for the three months and six months ended June 30, 2022, respectively, compared to the three months and six months ended June 30, 2021. The decreases were primarily driven by market and industry dynamics that drove a decrease in our funding costs, and our continued shift to more cost-efficient deposit funding.
Total other revenue decreased $19 million and $11 million for the three months and six months ended June 30, 2022, respectively, compared to the three months and six months ended June 30, 2021. The decreases were primarily driven by upward adjustments related to equity securities without a readily determinable fair value during the three months and six months ended June 30, 2021, which did not reoccur during the same periods in 2022. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information. This decrease was partially offset by the loss on extinguishment of debt in 2021.
The provision for credit losses increased $64 million and $121 million for the three months and six months ended June 30, 2022, respectively, compared to the three months and six months ended June 30, 2021. For the three months and six months ended June 30, 2022, the increase in provision for credit losses was primarily driven by portfolio growth and higher net charge-offs within Ally Lending. Additionally, provision expense for the three months and six months ended June 30, 2022, includes net charge-offs and portfolio growth related to Ally Credit Card, following our acquisition in December 2021. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense decreased $19 million and increased $74 million for the three months and six months ended June 30, 2022, respectively, as compared to the three months and six months ended June 30, 2021. The decrease for the three months ended June 30, 2022, was driven by a decrease in compensation and benefit related expenses. The increase for the six months ended June 30, 2022, was driven by increased compensation and benefits expense, as well as incremental costs associated with Ally Credit Card.
Total assets were $41.7 billion as of June 30, 2022, compared to $50.8 billion as of June 30, 2021. This decrease was primarily the result of a reduction in our total cash and cash equivalents, partially offset by growth in consumer loans associated with Ally Lending and Ally Credit Card. Additionally, as of June 30, 2022, the amortized cost of the legacy mortgage portfolio was $322 million, compared to $429 million at June 30, 2021, which also contributed to the decrease.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents
Noninterest-bearing cash	$663	$306
Interest-bearing cash	2,999	4,011
Total cash and cash equivalents	3,662	4,317
Equity securities	6	6
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,861	1,900
U.S. States and political subdivisions	310	338
Agency mortgage-backed residential	16,774	18,336
Mortgage-backed residential	4,394	4,230
Agency mortgage-backed commercial	3,730	4,526
Asset-backed	475	534
Total available-for-sale securities	27,544	29,864
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	998	1,204
Total held-to-maturity securities	998	1,204
Total cash, cash equivalents, and securities	$32,210	$35,391
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

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Trading days (a)	62.0	62.0	63.5	64.0	63.0
Average customer trades per day, (in thousands)	33.7	40.2	42.8	40.8	48.5
Funded accounts (b) (in thousands)	518	517	506	503	495
Total net customer assets (b) ($ in millions)	$13,508	$16,773	$17,391	$16,290	$16,444
Total customer cash balances (b) ($ in millions)	$2,027	$2,268	$2,195	$2,175	$2,166
(a)Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across the brokerage, robo, and wealth management portfolios.
During the three months ended June 30, 2022, macroeconomic and geopolitical uncertainty resulted in lower customer engagement and lower trade activity. Total funded accounts remained relatively flat from the prior quarter and increased 5% from the second quarter of 2021. Average customer trades per day decreased 16% from the prior quarter and decreased 31% from the second quarter of 2021, driven primarily by lower customer engagement. Additionally, net customer assets decreased 19% from the prior quarter and decreased 18% from the second quarter of 2021, as a result of lower equity market valuations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Ally Lending
Ally Lending is our unsecured personal lending offering, which currently serves medical and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. Total active merchants totaled over 3,000 as of June 30, 2022, reflecting an increase of 26% from June 30, 2021. Total active borrowers totaled approximately 382,000 as of June 30, 2022, reflecting an increase of 78% compared to June 30, 2021.
The following table presents personal lending originations by FICO® Score.

	Three months ended June 30, 2022		Three months ended June 30, 2021		Six months ended June 30, 2022		Six months ended June 30, 2021
($ in millions)	Volume	Average FICO®	Volume	Average FICO®	Volume	Average FICO®	Volume	Average FICO®
Total personal lending originations (a)	$591	734	$299	739	$1,033	734	$510	739
(a)Includes acquired loans, for which we have elected the fair value option measurement.
During the three months and six months ended June 30, 2022, personal lending originations increased $292 million and $523 million, respectively, to $591 million and $1.0 billion, as compared to the three months and six months ended June 30, 2021. We continue to expand our relationships across the home improvement and medical segments.
The carrying value of our personal lending portfolio was $1.5 billion at June 30, 2022, compared to $640 million at June 30, 2021, while the associated yield was 11.9% and 12.3% for the three months and six months ended June 30, 2022, respectively, as compared to 14.4% and 14.7% for the three months and six months ended June 30, 2021.
Ally Credit Card
Ally Credit Card is our scalable, digital-first credit card platform that features leading-edge technology, and a proprietary, analytics-based underwriting model. The following table presents total active cardholders and consumer finance receivables.

	June 30, 2022	December 31, 2021
Total active cardholders (in thousands)	908	766
Consumer finance receivables ($ in millions)	$1,224	$953

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities based on our reportable operating segments.

($ in millions)	June 30, 2022	December 31, 2021
Finance receivables and loans
Automotive Finance (a)	$97,798	$94,326
Mortgage Finance	18,923	17,644
Corporate Finance	8,475	7,770
Corporate and Other (b)	3,261	2,528
Total finance receivables and loans	128,457	122,268
Loans held-for-sale
Mortgage Finance (c)	81	80
Corporate Finance	517	305
Corporate and Other	200	164
Total loans held-for-sale	798	549
Total on-balance-sheet loans	129,255	122,817
Whole-loan sales
Automotive Finance	2	—
Corporate and Other	40	4
Total off-balance-sheet loans (d)	42	4
Operating lease assets
Automotive Finance	10,516	10,862
Total loan and operating lease exposure	$139,813	$133,683
(a)Includes a liability of $501 million and $37 million associated with fair value hedging adjustments at June 30, 2022, and December 31, 2021, respectively. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.
(b)Includes $322 million and $368 million of consumer mortgage loans in our legacy mortgage portfolio at June 30, 2022, and December 31, 2021, respectively.
(c)Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.
(d)Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.
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
To mitigate risk, we have implemented specific policies and practices across business lines, utilizing both qualitative and quantitative analyses. This reflects our commitment to maintaining an independent and ongoing assessment of credit risk and credit quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and operating lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, segments of the portfolios that are potential problem areas, loans and operating leases with potential credit weaknesses, and the assessment of the adequacy of internal credit risk policies and procedures. Our consumer and commercial loan and operating lease portfolios are subject to periodic stress tests, which include economic scenarios whose severity mirrors those developed and distributed by the FRB to assess how the portfolios may perform in a severe economic downturn. In addition, we establish and maintain underwriting policies and limits across our portfolios and higher risk segments (for example, nonprime) based on our risk appetite.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
We manage credit risk based on the risk profile of the borrower, the source of repayment, the underlying collateral, and current market conditions. We monitor the credit risk profile of individual borrowers, various segmentations (for example, geographic region, product type, industry segment), as well as the aggregate portfolio. We perform quarterly analyses of the consumer automotive, consumer mortgage, consumer other, and commercial portfolios to assess the adequacy of the allowance for loan losses based on historical, current, and anticipated trends. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information.
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
Furthermore, we manage our credit exposure to financial counterparties based on the risk profile of the counterparty. Within our policies we have established standards and requirements for managing counterparty risk exposures in a safe and sound manner. Counterparty credit risk is derived from multiple exposure types including derivatives, securities trading, securities financing transactions, lending arrangements, and certain cash balances. For more information on derivative counterparty credit risk, refer to Note 19 to the Condensed Consolidated Financial Statements.
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. As measured by GDP, the U.S. economy has contracted in the first half of 2022, but the unemployment rate has remained at 3.6% as of June 30, 2022. Sales of new light vehicles have been adversely affected primarily by supply chain difficulties and slowed to an average annual rate of 13.8 million during the six months ended June 30, 2022. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million during the year ended December 31, 2019, driving an increase in used vehicle values, as further described in the section below titled Operating Lease Vehicle Terminations and Remarketing. Additionally, used vehicle values may also be impacted by availability, price of new vehicles, or changes in customer preferences.
Consumer Credit Portfolio
During the three months and six months ended June 30, 2022, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations, as well as point-of-sale personal lending through Ally Lending. Additionally, beginning in December 2021 with the acquisition of Ally Credit Card, financial information related to our credit card business is included within Corporate and Other. Credit performance of the consumer loan portfolio was impacted by fiscal and monetary stimulus deployed by governmental authorities to partially mitigate the adverse effects from the COVID-19 pandemic on households and businesses.
The carrying value of our nonprime consumer automotive loans before allowance for loan losses represented approximately 11.0% and 11.3% of our total consumer automotive loans at June 30, 2022, and December 31, 2021, respectively. During the three months ended June 30, 2022, we continued to experience credit performance normalization in our consumer automotive portfolio from prior year COVID-19 pandemic lows in delinquency and loss statistics, and anticipate this credit normalization trend to continue. We have been consistent in underwriting new originations and remain within our approved risk appetite. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Consumer automotive (c) (d)	$81,691	$78,252	$1,073	$1,078	$—	$—
Consumer mortgage
Mortgage Finance	18,923	17,644	42	59	—	—
Mortgage — Legacy	322	368	22	26	—	—
Total consumer mortgage	19,245	18,012	64	85	—	—
Consumer other
Personal Lending (e)	1,516	1,002	5	5	—	—
Credit Card	1,224	953	18	11	—	—
Total consumer other	2,740	1,955	23	16	—	—
Total consumer finance receivables and loans	$103,676	$98,219	$1,160	$1,179	$—	$—
(a)Includes nonaccrual TDR loans of $700 million and $714 million at June 30, 2022, and December 31, 2021, respectively.
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
(d)Includes outstanding CSG loans of $9.2 billion and $8.6 billion at June 30, 2022, and December 31, 2021, respectively, and RV loans of $656 million and $763 million at June 30, 2022, and December 31, 2021, respectively.
(e)Excludes finance receivables of $7 million at both June 30, 2022, and December 31, 2021, for which we have elected the fair value option.
Total consumer finance receivables and loans increased $5.5 billion at June 30, 2022, compared with December 31, 2021. The increase consists of $3.4 billion of consumer automotive finance receivables and loans, $1.2 billion of consumer mortgage finance receivables and loans and $785 million of consumer other finance receivables and loans. The increase was primarily due to an increase in consumer automotive finance receivables and loans, primarily related to continued momentum in our used-vehicle lending. Growth within the consumer mortgage and consumer other finance receivables and loans portfolios was primarily due to loan originations, which outpaced portfolio runoff.
Total consumer nonperforming finance receivables and loans at June 30, 2022, decreased $19 million to $1.2 billion from December 31, 2021. The decrease in our consumer mortgage portfolio was driven by strong consumer payment activity due to favorable macroeconomic conditions. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.1% and 1.2% at June 30, 2022, and December 31, 2021, respectively.
Total consumer TDRs outstanding at June 30, 2022, decreased $160 million since December 31, 2021, to $2.0 billion. Results primarily reflect a $161 million decrease in our consumer automotive loan portfolio. The level of consumer TDRs is continuing to stabilize, as we continue to offer deferrals through our established risk management policies and practices to customers subsequent to a COVID-19 deferral, where the loan modification in connection with other factors resulted in a TDR classification. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information.
Consumer automotive loans accruing and past due 30 days or more increased $384 million to $2.1 billion at June 30, 2022, compared to $1.7 billion at December 31, 2021, which was driven by credit normalization following the onset of the COVID-19 pandemic.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Consumer automotive	$108	$(5)	0.5%	—%	$221	$92	0.6%	0.2%
Consumer mortgage
Mortgage Finance	(1)	1	—	—	(1)	2	—	—
Mortgage — Legacy	(3)	(2)	(3.1)	(2.3)	(5)	(4)	(2.8)	(1.8)
Total consumer mortgage	(4)	(1)	—	—	(6)	(2)	(0.1)	—
Consumer other
Personal Lending	13	4	4.0	3.3	28	12	4.6	4.9
Credit Card	11	—	3.8	—	19	—	3.5	—
Total consumer other	24	4	3.9	3.3	47	12	4.1	4.9
Total consumer finance receivables and loans	$128	$(2)	0.5	—	$262	$102	0.5	0.2
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held for sale during the period for each loan category.
Our net charge-offs from total consumer finance receivables and loans were $128 million and $262 million for the three months and six months ended June 30, 2022, respectively, compared to a net recovery of $2 million and a net charge off of $102 million for the three months and six months ended June 30, 2021. Net charge-offs for our consumer automotive portfolio increased by $113 million and $129 million for the three months and six months ended June 30, 2022, respectively, compared to the same periods in 2021, driven by credit normalization following the onset of the COVID-19 pandemic. Net charge-offs in our consumer other portfolio increased primarily due to the acquisition of Ally Credit Card, which we acquired in December 2021.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Consumer automotive	$12,365	$11,109	$22,941	$19,921
Consumer mortgage (a)	885	2,222	2,565	4,006
Consumer other (b) (c)	591	299	1,033	510
Total consumer loan originations	$13,841	$13,630	$26,539	$24,437
(a)Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $584 million and $1.6 billion of loans originated as held-for-sale for the three months and six months ended June 30, 2022, respectively, and $809 million and $1.8 billion for the three months and six months ended June 30, 2021.
(b)Includes acquired loans related to our Ally Lending business, for which we have elected the fair value option measurement.
(c)Excludes credit card loans which are revolving in nature.
Total consumer loan originations increased $211 million and $2.1 billion for the three months and six months ended June 30, 2022, respectively, compared to the three months and six months ended June 30, 2021. The increases for the three months and six months ended June 30, 2022, as compared to the same periods in 2021, were driven by higher financed transaction amounts, and partially offset by decreased application flow in the consumer automotive portfolio. This was partially offset by decreased loan originations within the consumer mortgage portfolio, due to a higher interest rate environment.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table shows the percentage of consumer automotive and consumer mortgage finance receivables and loans by state concentration based on amortized cost. Total consumer automotive loans were $81.7 billion and $78.3 billion at June 30, 2022, and December 31, 2021, respectively. Total consumer mortgage loans were $19.2 billion and $18.0 billion at June 30, 2022, and December 31, 2021, respectively.

	June 30, 2022 (a)		December 31, 2021
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.7%	39.3%	8.7%	39.6%
Texas	13.2	7.4	13.0	7.3
Florida	9.4	6.5	9.3	6.3
Pennsylvania	4.5	2.2	4.4	2.3
Georgia	4.1	2.9	4.0	3.0
North Carolina	4.1	1.8	4.1	1.6
Illinois	3.6	2.9	3.7	3.1
New York	3.5	1.9	3.3	2.1
New Jersey	3.1	2.5	3.0	2.5
Ohio	3.4	0.5	3.4	0.5
Other United States	42.4	32.1	43.1	31.7
Total consumer loans	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at June 30, 2022.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.7% and 26.4% of our total outstanding consumer automotive and mortgage finance receivables and loans at June 30, 2022, and December 31, 2021, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed consumer automotive loan assets in our Automotive Finance operations were $148 million and $120 million at June 30, 2022, and December 31, 2021, respectively, and foreclosed mortgage assets were $2 million and $1 million at June 30, 2022, and December 31, 2021, respectively.
Commercial Credit Portfolio
During the three months and six months ended June 30, 2022, the credit performance of the commercial portfolio remained strong. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Commercial
Commercial and industrial
Automotive	$12,174	$12,229	$4	$33	$—	$—
Other (c)	7,486	6,874	214	221	—	—
Commercial real estate	5,114	4,939	1	3	—	—
Total commercial finance receivables and loans	$24,774	$24,042	$219	$257	$—	$—
(a)Includes nonaccrual TDR loans of $214 million and $117 million at June 30, 2022, and December 31, 2021, respectively.
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
Total commercial finance receivables and loans outstanding increased $732 million from December 31, 2021, to $24.8 billion at June 30, 2022. Results primarily reflect a $612 million increase in our Corporate Finance loan portfolio within the commercial and industrial receivables class.
Total commercial nonperforming finance receivables and loans were $219 million at June 30, 2022, reflecting a decrease of $38 million compared to December 31, 2021. This decrease was primarily impacted by a $29 million decrease in our commercial automotive loan portfolio within the commercial and industrial receivables. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans decreased to 0.9% at June 30, 2022, compared to 1.1% at December 31, 2021.
Total commercial TDRs outstanding at June 30, 2022, increased $378 million since December 31, 2021, to $549 million. The increase was primarily driven by the restructuring of four exposures within commercial other in our commercial and industrial portfolio class. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Commercial
Commercial and industrial
Automotive	$—	$—	—%	—%	$(1)	$—	—%	—%
Other	26	(4)	1.5	(0.3)	26	10	0.7	0.4
Commercial real estate	(1)	—	(0.1)	—	(1)	—	—	—
Total commercial finance receivables and loans	$25	$(4)	0.4	(0.1)	$24	$10	0.2	0.1
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held for sale during the period for each loan category.
Our net charge-offs from total commercial finance receivables and loans were $25 million and $24 million for the three months and six months ended June 30, 2022, respectively, compared to a net recovery of $4 million and a net charge off of $10 million for the three months and six months ended June 30, 2021. The increases for the three months and six months ended June 30, 2022, were primarily driven by our Corporate Finance operations and included the partial net charge-off of one exposure.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $5.1 billion and $4.9 billion at June 30, 2022, and December 31, 2021, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

	June 30, 2022	December 31, 2021
Florida	15.4%	16.4%
Texas	15.0	13.9
California	7.7	8.3
New York	6.2	3.8
North Carolina	5.4	5.8
Michigan	4.4	5.8
Oregon	4.0	2.1
Ohio	3.9	3.4
Georgia	3.0	3.3
Missouri	2.8	2.7
Other United States	32.2	34.5
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $58 million from December 31, 2021, to $1.8 billion at June 30, 2022, and represented 7.3% of total commercial finance receivables and loans at both June 30, 2022, and December 31, 2021. The increase was primarily driven by an increase in Special Mention loans within our Corporate Finance operations.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

	June 30, 2022	December 31, 2021
Industry
Automotive	40.1%	50.8%
Chemicals	19.8	14.4
Services	14.1	11.0
Other	26.0	23.8
Total commercial criticized finance receivables and loans	100.0%	100.0%
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
Our quantitatively determined allowance under CECL is impacted by certain forecasted economic factors as further described in Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K. For example, our consumer automotive allowance for loan losses is most sensitive to state-level unemployment rates. Our process for determining the allowance for loan losses considers a

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
borrower’s willingness and ability to pay and considers other factors, including loan modification programs. In addition to our quantitative allowance for loan losses, we also incorporate qualitative adjustments that may relate to idiosyncratic risks, changes in current economic conditions that may not be reflected in quantitatively derived results such as the impacts associated with COVID-19 and other macroeconomic uncertainty. We also monitor model performance, using model error and related assessments, and we may incorporate qualitative reserves to adjust our quantitatively determined allowance if we observe deterioration in model performance. Additionally, we perform a sensitivity analysis of our allowance utilizing varying macroeconomic scenarios, as described further within Critical Accounting Estimates — Allowance for Credit Losses within the MD&A in our 2021 Annual Report on Form 10-K.
Through June 30, 2022, forecasted economic variables incorporated into our quantitative allowance processes were updated to reflect the current macroeconomic environment and our future expectations, which included (but were not limited to) the following: the unemployment rate declining to approximately 3% in the fourth quarter of 2022, before reverting to the historical mean of approximately 6% by the second quarter of 2025, deceleration of GDP growth as measured on a quarter-over-quarter seasonally adjusted annualized rate basis, and new light vehicle sales on a seasonally adjusted annualized rate basis peaking to approximately 16 million units in the second quarter of 2023, before reverting to the historical mean of approximately 15 million by the second quarter of 2025. We continue to use our qualitative allowance framework to reassess and adjust management reserve levels to account for ongoing uncertainty and volatility in the macroeconomic environment, including the global supply chain and manufacturing challenges, workforce participation, inflation, and other complexities stemming from the COVID-19 pandemic and current geopolitical environment that could adversely impact frequency of loss and LGD. Our overall allowance for loan losses increased $149 million from the prior quarter to $3.5 billion at June 30, 2022, representing 2.7% as a percentage of total finance receivables as of both June 30, 2022, and December 31, 2021.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and six months ended, June 30, 2022, and June 30, 2021, respectively.

Three months ended June 30, 2022 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at April 1, 2022	$2,763	$26	$258	$3,047	$254	$3,301
Charge-offs (a)	(277)	(1)	(27)	(305)	(26)	(331)
Recoveries	169	5	3	177	1	178
Net charge-offs	(108)	4	(24)	(128)	(25)	(153)
Provision due to change in portfolio size	103	1	56	160	3	163
Provision due to incremental charge-offs	108	(4)	24	128	25	153
Provision due to all other factors	19	—	(10)	9	(23)	(14)
Total provision for credit losses (b)	230	(3)	70	297	5	302
Other	—	(1)	(1)	(2)	2	—
Allowance at June 30, 2022	$2,885	$26	$303	$3,214	$236	$3,450
Net charge-offs to average finance receivables and loans outstanding for the three months ended June 30, 2022	0.5%	(0.1)%	3.9%	0.5%	0.4%	0.5%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2022	6.7	(1.9)	3.1	6.2	2.4	5.6
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Excludes $2 million of provision for credit losses related to our reserve for unfunded commitments. The liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2022 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at January 1, 2022	$2,769	$27	$221	$3,017	$250	$3,267
Charge-offs (a)	(553)	(2)	(51)	(606)	(26)	(632)
Recoveries	332	8	4	344	2	346
Net charge-offs	(221)	6	(47)	(262)	(24)	(286)
Provision due to change in portfolio size	137	2	86	225	9	234
Provision due to incremental charge-offs	221	(6)	47	262	24	286
Provision due to all other factors	(21)	(2)	(4)	(27)	(24)	(51)
Total provision for credit losses (b)	337	(6)	129	460	9	469
Other	—	(1)	—	(1)	1	—
Allowance at June 30, 2022	$2,885	$26	$303	$3,214	$236	$3,450
Net charge-offs to average finance receivables and loans outstanding for the six months ended June 30, 2022	0.6%	(0.1)%	4.1%	0.5%	0.2%	0.5%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2022	6.5	(2.3)	3.2	6.1	4.8	6.0
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Excludes $2 million of provision for credit losses related to our reserve for unfunded commitments. The liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

Three months ended June 30, 2021 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at April 1, 2021	$2,809	$26	$69	$2,904	$248	$3,152
Charge-offs (a)	(183)	(2)	(5)	(190)	(7)	(197)
Recoveries	188	3	1	192	11	203
Net charge-offs	5	1	(4)	2	4	6
Provision due to change in portfolio size	76	2	21	99	(12)	87
Provision due to incremental charge-offs	(5)	(1)	4	(2)	(4)	(6)
Provision due to all other factors	(83)	(5)	(17)	(105)	(8)	(113)
Total provision for credit losses	(12)	(4)	8	(8)	(24)	(32)
Other	—	1	(1)	—	—	—
Allowance at June 30, 2021	$2,802	$24	$72	$2,898	$228	$3,126
Net charge-offs to average finance receivables and loans outstanding for the three months ended June 30, 2021	—%	—%	3.3%	—%	(0.1)%	—%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2021	(131.0)	(5.4)	4.0	(373.9)	(14.7)	(134.4)
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for information regarding our charge-off policies.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2021 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at January 1, 2021	$2,902	$33	$73	$3,008	$275	$3,283
Charge-offs (a)	(467)	(4)	(13)	(484)	(21)	(505)
Recoveries	375	6	1	382	11	393
Net charge-offs	(92)	2	(12)	(102)	(10)	(112)
Provision due to change in portfolio size	91	(2)	35	124	(16)	108
Provision due to incremental charge-offs	92	(2)	12	102	10	112
Provision due to all other factors	(191)	(7)	(36)	(234)	(31)	(265)
Total provision for credit losses	(8)	(11)	11	(8)	(37)	(45)
Allowance at June 30, 2021	$2,802	$24	$72	$2,898	$228	$3,126
Net charge-offs to average finance receivables and loans outstanding for the six months ended June 30, 2021	0.2%	—%	4.9%	0.2%	0.1%	0.2%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2021	15.3	(6.2)	3.0	14.3	10.7	13.9
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for information regarding our charge-off policies.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
June 30, 2022
Allowance for loan losses to finance receivables and loans outstanding (a)	3.5%	0.1%	11.1%	3.1%	1.0%	2.7%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	268.8%	41.0%	n/m	276.9%	107.9%	250.1%
Nonaccrual loans to finance receivables and loans outstanding	1.3%	0.3%	0.9%	1.1%	0.9%	1.1%
June 30, 2021
Allowance for loan losses to finance receivables and loans outstanding (a)	3.7%	0.2%	11.4%	3.2%	1.1%	2.8%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	271.2%	32.3%	n/m	260.8%	132.2%	243.6%
n/m = not meaningful
(a)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.
The allowance for consumer loan losses as of June 30, 2022, increased $316 million compared to June 30, 2021, reflecting an increase of $231 million in the consumer other allowance, along with an increase of $83 million in the consumer automotive allowance. The increase in the consumer other allowance was primarily driven by the establishment of reserves related to the Ally Credit Card acquisition, as well as continued growth in Ally Lending and Ally Credit Card. The increase in our consumer automotive allowance was primarily driven by portfolio growth.
The allowance for commercial loan losses as of June 30, 2022, increased $8 million compared to June 30, 2021. The increase was primarily driven by reserve increases within our Corporate Finance operations as a result of higher specific reserves, partially offset by reserve declines associated with continued improvements to the macroeconomic environment following the onset of the COVID-19 pandemic.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Consumer
Consumer automotive	$230	$(12)	$337	$(8)
Consumer mortgage
Mortgage Finance	—	—	—	(4)
Mortgage — Legacy	(3)	(4)	(6)	(7)
Total consumer mortgage	(3)	(4)	(6)	(11)
Consumer other
Personal Lending	31	8	67	11
Credit Card	39	—	62	—
Total consumer other	70	8	129	11
Total consumer	297	(8)	460	(8)
Commercial
Commercial and industrial
Automotive	(1)	(5)	(1)	(22)
Other	7	(12)	16	1
Commercial real estate	(1)	(7)	(6)	(16)
Total commercial	5	(24)	9	(37)
Total provision for loan losses (a)	$302	$(32)	$469	$(45)
(a)Excludes $2 million of provision for credit losses related to our reserve for unfunded commitments during both the three months and six months ended June 30, 2022.
The provision for consumer credit losses increased $305 million and $468 million for the three months and six months ended June 30, 2022, respectively, compared to the three months and six months ended June 30, 2021. The increase in provision for consumer credit losses for the three months and six months ended June 30, 2022, was primarily driven by higher net charge-offs as credit continued to normalize during the three and six months ended June 30, 2022, reserve reductions during the three months and six months ended June 30, 2021, associated with improvements to the macroeconomic environment following the onset of the COVID-19 pandemic, as well as reserve increases associated with portfolio growth in our consumer automotive portfolio. Additionally, provision expense for the six months ended June 30, 2022, includes net charge-offs and portfolio growth related to Ally Credit Card, following our acquisition in December 2021.
The provision for commercial credit losses increased $29 million and $46 million for the three months and six months ended June 30, 2022, respectively, compared to the three months and six months ended June 30, 2021. For the three months and six months ended June 30, 2022, the increase in provision for commercial credit losses was primarily driven by reserve increases associated with portfolio growth, as well as higher provisions on specific exposures, within our Corporate Finance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2022			2021
June 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$2,885	3.5%	83.6%	$2,802	3.7%	89.6%
Consumer mortgage
Mortgage Finance	20	0.1	0.6	15	0.1	0.5
Mortgage — Legacy	6	1.9	0.2	9	2.2	0.3
Total consumer mortgage	26	0.1	0.8	24	0.2	0.8
Consumer other
Personal Lending	141	9.3	4.1	72	11.4	2.3
Credit Card	162	13.2	4.7	—	—	—
Total consumer other	303	11.1	8.8	72	11.4	2.3
Total consumer loans	3,214	3.1	93.2	2,898	3.2	92.7
Commercial
Commercial and industrial
Automotive	12	0.1	0.3	20	0.2	0.6
Other	189	2.5	5.5	165	3.0	5.3
Commercial real estate	35	0.7	1.0	43	0.9	1.4
Total commercial loans	236	1.0	6.8	228	1.1	7.3
Total allowance for loan losses	$3,450	2.7	100.0%	$3,126	2.8	100.0%
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
In addition, we are exposed to changes in the value of other nonmarketable equity investments without readily determinable fair market values, which may cause volatility in our earnings. This includes our investment in BMC Holdco as described in the section above titled Primary Business Lines. During 2021, we sold a portion of this investment for proceeds of $45 million and realized a gain of $38 million. As of June 30, 2022, the carrying value of our remaining investment in BMC Holdco was $156 million, reflecting cumulative upward adjustments of $136 million since acquisition. In May 2021, BMC Holdco entered into a merger agreement with Aurora Acquisition Corp. (Aurora) that provides for our remaining investment in BMC Holdco to be converted into publicly traded common stock of the entity surviving the merger. The merger agreement has a stated termination date of September 30, 2022. If the merger agreement is terminated or renegotiated at a lower implied valuation—whether due to evolving market conditions affecting the mortgage industry and fintech companies, risks related to BMC Holdco and Aurora, or other factors—our investment could be adversely impacted perhaps to a significant degree. Such an adverse effect could also occur if the merger is consummated at the implied valuation pursuant to the current agreement and the publicly

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
traded common stock price of the surviving entity subsequently declines. Refer to the section titled Risk Factors in Part I, Item 1A of our 2021 Annual Report on Form 10-K for additional information regarding risk associated with the valuation of our nonmarketable equity investments and Note 11 to the Condensed Consolidated Financial Statements for additional information.
During the three months and six months ended June 30, 2022, we recorded $1.2 billion and $2.8 billion of net unrealized losses on our available-for-sale securities, respectively, primarily due to an increase in market interest rates. These unrealized losses are recorded in other comprehensive income of our Condensed Consolidated Statement of Comprehensive Income, and are generally not realized unless we decide to sell the securities prior to their stated maturity date. If held until maturity, we would recapture the par value of the securities and not realize any losses associated with changes in interest rates. During the six months ended June 30, 2022, management determined that there were no expected credit losses for securities in an unrealized loss position. Refer to Note 7 and Note 16 to the Condensed Consolidated Financial Statements for additional information.
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
The net financing revenue sensitivity tests measure the potential change in our pretax net financing revenue over the following 12 months. We test a number of alternative rate scenarios, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types. Relative to our baseline forecast, our net financing revenue over the next 12 months is expected to increase by $751 million if interest rates remain unchanged due to expected increases in the federal funds rate, resulting in a short-end-led flattening of the yield curve.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various shocks to the implied market forward curve as of June 30, 2022, and December 31, 2021.

	June 30, 2022		December 31, 2021
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$43	$(162)	$2	$(169)
+100 basis points	26	(79)	16	(37)
-25 basis points (b)	(5)	26	(9)	(23)
(a)Gradual changes in interest rates are recognized over 12 months.
(b)Our models currently assume rates do not go below zero.
The implied forward rate curve was higher and flatter compared to December 31, 2021, as market expectations for short-term interest rates have increased more than long-term rates. The impact of this change is reflected in our baseline net financing revenue projections. As of June 30, 2022, we expect upward interest rate shock scenarios to have a moderate impact to the baseline forecast as the repricing of our asset base, combined with the benefit of our pay fixed swap position, is expected to partially offset slower prepayments and assumed repricing of our liabilities, primarily deposits.
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
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. However in certain instances, some automotive manufacturers have provided their guarantee for portions of our residual exposure, as further described in Note 9 to the Condensed Consolidated Financial Statements. Our operating lease portfolio, net of accumulated depreciation was $10.5 billion and $10.9 billion as of June 30, 2022, and December 31, 2021, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $8.3 billion and $8.6 billion as of June 30, 2022, and December 31, 2021, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A in our 2021 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Off-lease vehicles terminated (in units)	29,665	34,768	60,153	65,256
Average gain per vehicle ($ per unit)	$1,671	$3,684	$1,655	$2,950
Method of vehicle sales
Sale to dealer, lessee, and other	89%	55%	89%	49%
Auction
Internet	8	35	8	41
Physical	3	10	3	10
We recognized an average gain per vehicle of $1,671 and $1,655 for the three months and six months ended June 30, 2022, respectively, compared to an average gain per vehicle of and $3,684 and $2,950 for the same periods in 2021. The number of off-lease vehicles remarketed during the three months and six months ended June 30, 2022, decreased 15% and 8%, respectively, compared to the same periods in 2021, reflecting the normalization of termination volume to pre-COVID-19 levels. The decrease in remarketing performance was primarily due to a shift in off-lease vehicle disposition channel mix. The remarketing channel mix for dealer and lessee buyouts increased during the three months and six months ended June 30, 2022, primarily due to supply constraints increasing dealer demand for off-lease vehicles, as well as increases in new vehicle prices that are causing a shift in consumer preference. The shift in off-lease vehicle disposition mix is expected to

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
continue in the near term and may limit our ability to optimize remarketing proceeds; however, we expect used vehicles values to remain elevated due to continued supply challenges. As a result, we have adjusted the rate of depreciation expense to recognize lower lifetime depreciation on vehicles scheduled to terminate during 2023. We will continue to evaluate our depreciation rate for leased vehicles based on expected residual values and adjust depreciation expense over the remaining life of the lease, if deemed necessary.
Operating Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. Our exposure to Stellantis vehicles represented approximately 79% and 84% of our operating lease units as of June 30, 2022, and 2021, respectively.
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

June 30,	2022	2021
Sport utility vehicle	62%	58%
Truck	32	34
Car	6	8
Climate-Related Risk
We have identified and defined climate-related risk as an emerging risk. Pursuant to our risk-management framework, emerging risks include those that have yet to create a material impact or would only arise during stressful or unlikely circumstances.
Climate-related risk is generally categorized into two major categories: (1) risk related to the transition to a lower-carbon economy (transition risk) and (2) risk related to the physical impacts of climate change. Transition risk considers how changes in policy, technology, and market preference could pose operational, financial and reputational risk to companies. Physical risk from climate change can be acute or chronic. Acute physical risk refers to risks that are event-driven such as increased severity of extreme weather events, including tornadoes, hurricanes, or floods. Chronic physical risks refer to long-term shifts in climate patterns, such as sustained higher temperatures, that may, for example, cause sea levels to rise. We manage risks related to the physical impacts of climate change through the active engagement of our business continuity program which is intended to limit disruptions during acute climate-related events. Additionally, we use excess of loss reinsurance to help mitigate risk of weather losses within our P&C business for our vehicle inventory program.
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
•Performed our annual assessment and calculation of our greenhouse gas emissions including Scope 1 emissions (direct emissions from owned or controlled sources), Scope 2 emissions (indirect emissions from the generation of purchased electricity, steam, heating and cooling consumed by the company), and relevant Scope 3 emissions (all other indirect emissions that occur in the company’s value chain) for fiscal year 2021.
•Submitted our annual CDP (formally the Carbon Disclosure Project) climate change questionnaire in July 2022.
•Completed a formal ESG Stakeholder Assessment in 2021 that includes customers, investors, community partners, local governments and employees to gain perspective on ESG priorities and their importance to Ally.
•Executed Ally’s carbon neutrality strategy for both 2020 and 2021 Scope I and II emissions through a combined purchase of carbon offsets and Green-e Energy Certified renewable energy credits.
•Committed to developing a comprehensive enterprise environmental sustainability strategy focusing on greater data collection, aggregation and analysis, with the goal of aligning with the recommendations from the Task Force on Climate-related Financial Disclosures in assessing and reporting on our exposures to climate-related risks and opportunities consistent with the financial industry.
•Prioritized sustainable facilities by purchasing or leasing LEED certified buildings that accounted for approximately 40% of the total square footage in Ally facilities as of June 30, 2022.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
•Activated the “Green Teams” initiative to engage Ally employees in support of environmental volunteer opportunities within local communities where Ally operates. Completed nearly 1,000 volunteer hours since November 2021.
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
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2024). Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of June 30, 2022. In recent years, we have become less reliant on market-based funding, reducing our exposure to disruptions in wholesale funding markets.
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
We manage our funding to achieve a well-balanced portfolio across a spectrum of risk, maturity, and cost-of-funds characteristics. Optimizing funding at Ally Bank continues to be a key part of our long-term liquidity strategy. We optimize our funding sources at Ally Bank by prioritizing retail deposits, maintaining active securitization programs, managing a prudent maturity profile of our brokered deposit portfolio, utilizing repurchase agreements, and continuing to access funds from the FHLB.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes our total available liquidity.

($ in millions)	June 30, 2022	December 31, 2021
Unencumbered highly liquid securities (a)	$24,561	$26,767
Liquid cash and equivalents	3,744	4,426
Total available liquidity	$28,305	$31,193
(a)Includes unencumbered U.S. federal government, U.S. agency, and highly liquid corporate debt securities.
Recent Funding Developments
Key funding highlights from January 1, 2022, to date were as follows:
•For the six months ended June 30, 2022, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes, which provided additional liquidity at Ally Financial Inc. Additionally, we had $1.1 billion of unsecured debt mature during the six months ended June 30, 2022.
•During the six months ended June 30, 2022, the balance of outstanding short-term and long-term FHLB advances grew by $6.8 billion and $25 million, respectively.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	June 30, 2022		December 31, 2021
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Deposits	$140,401	85	$141,558	89
Debt
Secured financings	15,584	9	7,619	5
Institutional term debt	8,906	6	9,194	6
Retail term notes	269	—	216	—
Total debt (a)	24,759	15	17,029	11
Total on-balance-sheet funding	$165,160	100	$158,587	100
(a)Includes hedge basis adjustment as described in Note 19 to the Condensed Consolidated Financial Statements.
Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at June 30, 2022.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including online savings accounts, money-market demand accounts, CDs, interest-bearing checking accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which provide us with stable, low-cost funding. We believe retail deposits are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. Retail deposits constituted 79% of our total funding sources at June 30, 2022. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Total primary retail deposit customers (in thousands)	2,546	2,518	2,476	2,448	2,394
Deposits ($ in millions)
Retail	$131,155	$135,978	$134,672	$131,590	$129,222
Brokered	6,962	4,049	4,669	5,667	7,787
Other (a)	2,284	2,448	2,217	2,187	2,095
Total deposits	$140,401	$142,475	$141,558	$139,444	$139,104
(a)Other deposits include mortgage escrow and other deposits. Additionally, other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $2.1 billion as of both June 30, 2022, and December 31, 2021, $2.3 billion as of March 31, 2022, $2.0 billion as of September 30, 2021, and $1.9 billion as of June 30, 2021.
During the six months ended June 30, 2022, our total deposit base decreased $1.2 billion and we added approximately 70,000 retail deposit customers, ending with approximately 3 million retail deposit customers as of June 30, 2022. Total retail deposits decreased $3.5 billion during the six months ended June 30, 2022, bringing the total retail deposits portfolio to $131.2 billion as of June 30, 2022. The decline during the six months ended June 30, 2022, was primarily driven by larger payments from consumers owing taxes during the second quarter of 2022—as compared to prior years—as a result of the demographic composition of our deposit customer base. This decrease was partially offset by a $2.3 billion increase in brokered deposits during the six months ended June 30, 2022. Overall, strong customer acquisition and retention rates, reflecting the strength of the brand, continue to deliver a favorable funding mix.
We continue to advance our digital capabilities and deliver incremental value to our retail deposit customers beyond competitive rates. We have continued to deliver enhancements—such as our smart savings tools—improving our customer’s digital banking experience and providing unique opportunities to organize and build their savings. On June 2, 2021, we announced the elimination of all overdraft fees across our retail deposit products for all customers. In January 2022, we announced Ally CoverDraft service, which provides a no fee overdraft allowance to our qualifying customers on debit transactions subject to a certain amount. This change is the latest example of our “Do It Right” commitment for our customers.
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
Securitizations and Secured Financings
In addition to building a larger deposit base in recent years, we maintain a presence in the securitization markets to finance our automotive loan portfolios. Securitizations and secured funding transactions, collectively referred to as securitization transactions due to their similarities, allow us to convert our automotive-finance receivables into cash earlier than what would have occurred in the normal course of business. For additional details surrounding our securitization activities, refer to the section titled Liquidity Management, Funding, and Regulatory Capital in our 2021 Annual Report on Form 10-K.
During the first six months of 2022, we raised $1.0 billion through the completion of term securitization transactions backed by consumer automotive loans.
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage finance receivables and loans and investment securities. As of June 30, 2022, we had pledged $26.6 billion of assets to the FHLB resulting in $19.2 billion in total funding capacity with $13.1 billion of debt outstanding.
At June 30, 2022, $37.6 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 13 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $269 million of retail term notes outstanding at June 30, 2022. The remainder of our unsecured debt is composed of institutional term debt. In June 2022, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of June 30, 2022, we had no debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We had assets pledged and restricted as collateral to the FRB totaling $2.4 billion as of June 30, 2022. We had no debt outstanding with the FRB as of June 30, 2022.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both June 30, 2022, and December 31, 2021, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2022	2021	2022	2021
Net financing loss and other interest income	$(259)	$(272)	$(537)	$(520)
Dividends from bank subsidiaries	750	750	1,400	1,300
Dividends from nonbank subsidiaries	1	6	1	16
Total other revenue	64	98	125	161
Total net revenue	556	582	989	957
Provision for credit losses	(9)	(30)	(20)	(71)
Total noninterest expense	160	195	310	348
Income from continuing operations before income tax benefit	405	417	699	680
Income tax benefit from continuing operations (a)	(78)	(167)	(156)	(245)
Net income from continuing operations	483	584	855	925
Income from discontinued operations, net of tax	—	1	—	1
Net income (b)	$483	$585	$855	$926
(a)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and other adjustments.
(b)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	June 30, 2022	December 31, 2021
Total assets (a)	$4,124	$5,737
Total liabilities	$10,189	$11,304
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
Net cash provided by operating activities was $3.5 billion and $1.6 billion for the six months ended June 30, 2022, and 2021, respectively. Operating cash inflows were higher as compared to the prior year as our operating environment and results are returning to pre-COVID-19 pandemic levels.
Net cash used in investing activities was $9.4 billion and $91 million for the six months ended June 30, 2022, and 2021, respectively. The change was primarily due to an increase of $12.2 billion in net cash outflows related to higher originations of loans held-for-investment, driven by higher financed transaction amounts, and partially offset by decreased application flow in the consumer automotive portfolio. This was partially offset by a decrease of $8.9 billion in net cash outflows related to purchases of available-for-sale securities.
Net cash provided by financing activities for the six months ended June 30, 2022, was $5.1 billion, compared to net cash used in financing activities of $3.7 billion for the same period in 2021. The change was primarily attributable to an increase of $9.9 billion in net cash inflows related to short-term borrowings and an increase of $4.0 billion in net cash inflows from the issuance of long-term debt. Refer to the above section titled Recent Funding Developments for further information. This activity was partially offset by a $3.2 billion decrease in net cash inflows related to deposits.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
above the minimum regulatory capital ratios, will serve as a source of strength to Ally Bank, and will maintain sufficient capital to continue our operations by maintaining ready access to funding, meeting our obligations to creditors and other counterparties, and continuing to serve as a credit intermediary.
In January 2021, the FRB issued a final rule effective April 5, 2021, to align its capital planning and stress capital buffer requirements with the tailoring framework. Under the final rule, unless otherwise directed by the FRB in specified circumstances, Ally and other Category IV firms are generally no longer required to calculate forward-looking projections of revenues, losses, reserves, and pro forma capital levels under scenarios provided by the FRB. Each firm continues to be required, however, to provide a forward-looking analysis of income and capital levels under expected and stressful conditions that are designed by the firm. In addition, for Category IV firms, the final rule updated the frequency of calculating the portion of the stress capital buffer derived from the supervisory stress test to every other year. These firms have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which they would not generally be subject to the supervisory stress test. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm would receive an updated stress capital buffer requirement that reflects its updated planned common-stock dividends. The final rule also includes reporting and other changes consistent with the tailoring framework. Ally did not opt into the 2021 supervisory stress test but was subject to the 2022 supervisory stress test.
We submitted our 2021 capital plan on April 5, 2021, which included planned capital distributions to common stockholders through share repurchases and cash dividends and other capital actions over the nine-quarter planning horizon. On January 11, 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021 subject to restrictions imposed by the FRB. On July 12, 2021, our Board authorized an increase in the maximum amount of this stock-repurchase program, from $1.6 billion to $2.0 billion. During the second quarter of 2021, we issued $1.35 billion of Series B Preferred Stock and $1.0 billion of Series C Preferred Stock, both of which qualify as additional Tier 1 capital under U.S. Basel III. The proceeds from these issuances were used to redeem a portion of the Series 2 TRUPS then outstanding. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional details about these instruments and capital actions. In June 2021, we submitted an updated capital plan to the FRB reflecting these capital actions and increases in our stock-repurchase program and common-stock dividend. This updated capital plan was used by the FRB to recalculate Ally’s final stress capital buffer requirement, which was announced in August 2021 and remained unchanged at 3.5%. We submitted our 2022 capital plan to the FRB on April 5, 2022. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2022, which was determined to be 2.5% and is scheduled to become effective on October 1, 2022.
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

	June 30,
($ in millions)	2022	2021
Common Equity Tier 1 capital ratio	9.62%	11.32%
Tier 1 capital ratio	11.11%	13.08%
Total capital ratio	12.75%	14.83%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	9.10%	10.00%
Total equity	$13,984	$17,530
CECL phase-in adjustment (b)	887	1,148
Preferred stock (c)	(2,324)	(2,324)
Goodwill and certain other intangibles	(920)	(374)
Deferred tax assets arising from net operating loss and tax credit carryforwards (d)	(5)	(75)
Other adjustments (e)	3,028	(196)
Common Equity Tier 1 capital	14,650	15,709
Preferred stock (c)	2,324	2,324
Trust preferred securities (c)	—	181
Other adjustments	(49)	(64)
Tier 1 capital	16,925	18,150
Qualifying subordinated debt and other instruments qualifying as Tier 2	624	830
Qualifying allowance for loan losses and other adjustments	1,860	1,595
Total capital	$19,409	$20,575
Risk-weighted assets (f)	$152,287	$138,773
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
As illustrated by the issuer ratings above, as of June 30, 2022, Ally holds an investment-grade rating from all of the respective nationally recognized rating agencies.
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

	2022			2021			Increase (decrease) due to
Three months ended June 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$3,761	$5	0.61%	$16,564	$4	0.10%	$(3)	$4	$1
Investment securities (b)	33,754	195	2.31	35,772	143	1.59	(8)	60	52
Loans held-for-sale, net	420	4	3.84	454	4	3.71	—	—	—
Finance receivables and loans, net (b) (c)	125,628	1,842	5.88	110,961	1,588	5.74	210	44	254
Investment in operating leases, net (d)	10,615	177	6.66	10,355	302	11.67	8	(133)	(125)
Other earning assets	925	8	3.42	690	4	2.79	1	3	4
Total interest-earning assets	175,103	2,231	5.11	174,796	2,045	4.69			186
Noninterest-bearing cash and cash equivalents	343			494
Other assets	10,510			8,978
Allowance for loan losses	(3,339)			(3,172)
Total assets	$182,617			$181,096
Liabilities and equity
Interest-bearing deposit liabilities (b)	$139,633	$263	0.76%	$139,233	$268	0.77%	$1	$(6)	$(5)
Short-term borrowings	5,695	19	1.40	—	—	—	19	—	19
Long-term debt	16,231	184	4.53	18,411	230	5.00	(27)	(19)	(46)
Total interest-bearing liabilities	161,559	466	1.16	157,644	498	1.27			(32)
Noninterest-bearing deposit liabilities	181			149
Total funding sources	161,740	466	1.16	157,793	498	1.27
Other liabilities	6,408	1	n/m	6,802			n/m	n/m	1
Total liabilities	168,148			164,595
Total equity	14,469			16,501
Total liabilities and equity	$182,617			$181,096
Net financing revenue and other interest income		$1,764			$1,547				$217
Net interest spread (e)			3.95%			3.42%
Net yield on interest-earning assets (f)			4.04%			3.55%
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
(d)Yield includes gains on the sale of off-lease vehicles of $50 million and $128 million for the three months ended June 30, 2022, and 2021, respectively. Excluding these gains and losses on sale, the annualized yield was 4.79% and 6.71% for the three months ended June 30, 2022, and 2021, respectively.
(e)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(f)Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2022			2021			Increase (decrease) due to
Six months ended June 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$3,893	$7	0.38%	$15,967	$8	0.10%	$(6)	$5	$(1)
Investment securities (b)	34,821	378	2.19	34,882	267	1.54	—	111	111
Loans held-for-sale, net	495	8	3.26	512	9	3.68	—	(1)	(1)
Finance receivables and loans, net (b) (c)	124,208	3,556	5.77	113,300	3,170	5.64	305	81	386
Investment in operating leases, net (d)	10,746	363	6.81	10,094	509	10.17	33	(179)	(146)
Other earning assets	845	13	3.17	701	11	3.27	2	—	2
Total interest-earning assets	175,008	4,325	4.98	175,456	3,974	4.57			351
Noninterest-bearing cash and cash equivalents	382			513
Other assets	10,169			8,742
Allowance for loan losses	(3,309)			(3,226)
Total assets	$182,250			$181,485
Liabilities and equity
Interest-bearing deposit liabilities (b)	$140,505	$474	0.68%	$138,404	$574	0.84%	$9	$(109)	$(100)
Short-term borrowings	3,351	24	1.48	405	1	0.42	7	16	23
Long-term debt	16,320	369	4.56	19,784	480	4.90	(84)	(27)	(111)
Total interest-bearing liabilities	160,176	867	1.09	158,593	1,055	1.34			(188)
Noninterest-bearing deposit liabilities	176			150
Total funding sources	160,352	867	1.09	158,743	1,055	1.34
Other liabilities	6,589	1	n/m	6,919			n/m	n/m	1
Total liabilities	166,941			165,662
Total equity	15,309			15,823
Total liabilities and equity	$182,250			$181,485
Net financing revenue and other interest income		$3,457			$2,919				$538
Net interest spread (e)			3.89%			3.23%
Net yield on interest-earning assets (f)			3.98%			3.36%
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
(d)Yield includes gains on the sale of off-lease vehicles of $100 million and $192 million for the six months ended June 30, 2022, and 2021, respectively. Excluding these gains and losses on sale, the annualized yield was 4.94% and 6.32% for the six months ended June 30, 2022, and 2021, respectively.
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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended June 30, 2022.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended June 30, 2022.

Three months ended June 30, 2022	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
April 2022	4,512	$42.69	4,512	$1,224
May 2022	5,289	40.38	5,289	1,010
June 2022	5,230	36.99	5,230	816
Total	15,031	39.90	15,031
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

101
The following information from our Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended June 30, 2022, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of August, 2022.

Ally Financial Inc. (Registrant)

/S/ JENNIFER A. LACLAIR
Jennifer A. LaClair Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Controller, and Chief Accounting Officer