Form 10-Q
period 2022-09-30
Ally Financial Inc.
filed 2022-11-02
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022, or

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
Yes ☐                    No ☑
At October 31, 2022, the number of shares outstanding of the Registrant’s common stock was 298,646,900 shares.

INDEX
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956 as amended
BMC	Better Mortgage Company
Board	Ally Board of Directors
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
CFE	Cities for Financial Empowerment
COH	Corporate overhead
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977 as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as amended
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act as amended
ERMC	Enterprise Risk Management Committee
ESG	Environmental, social, and governance
F&I	Finance and insurance
Fair Square	Fair Square Financial Holdings LLC and its subsidiaries
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991 as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999 as amended
GM	General Motors Company
IB Finance	IB Finance Holding Company, LLC
IRA	Individual retirement account
LCR	Liquidity coverage ratio
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NYSE	New York Stock Exchange
OTC	Over-the-counter

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
P&C	Property and casualty
PCA	Prompt corrective action
PCD	Purchased credit deteriorated
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
SEC	U.S. Securities and Exchange Commission
Series 2 TRUPS	8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I
SOFR	Secured Overnight Financing Rate
SPE	Special-purpose entity
Stellantis	Stellantis N.V.
TDR	Troubled debt restructuring
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$2,120	$1,619	$5,676	$4,789
Interest on loans held-for-sale	10	5	18	14
Interest and dividends on investment securities and other earning assets	218	155	609	433
Interest on cash and cash equivalents	16	5	23	13
Operating leases	397	393	1,196	1,147
Total financing revenue and other interest income	2,761	2,177	7,522	6,396
Interest expense
Interest on deposits	567	245	1,041	819
Interest on short-term borrowings	43	—	67	1
Interest on long-term debt	194	191	563	671
Interest on other	—	8	1	8
Total interest expense	804	444	1,672	1,499
Net depreciation expense on operating lease assets	238	139	674	384
Net financing revenue and other interest income	1,719	1,594	5,176	4,513
Other revenue
Insurance premiums and service revenue earned	289	279	849	837
Gain on mortgage and automotive loans, net	10	18	28	73
Loss on extinguishment of debt	—	(52)	—	(126)
Other (loss) gain on investments, net	(54)	24	(173)	212
Other income, net of losses	52	122	347	498
Total other revenue	297	391	1,051	1,494
Total net revenue	2,016	1,985	6,227	6,007
Provision for credit losses	438	76	909	31
Noninterest expense
Compensation and benefits expense	467	389	1,397	1,230
Insurance losses and loss adjustment expenses	70	69	217	206
Other operating expenses	624	544	1,807	1,584
Total noninterest expense	1,161	1,002	3,421	3,020
Income from continuing operations before income tax expense	417	907	1,897	2,956
Income tax expense from continuing operations	117	195	460	549
Net income from continuing operations	300	712	1,437	2,407
(Loss) income from discontinued operations, net of tax	(1)	—	(1)	1
Net income	299	712	1,436	2,408
Other comprehensive loss, net of tax	(1,331)	(165)	(4,182)	(580)
Comprehensive (loss) income	$(1,032)	$547	$(2,746)	$1,828
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands) (a)	2022	2021	2022	2021
Net income from continuing operations attributable to common stockholders	$273	$683	$1,354	$2,378
(Loss) income from discontinued operations, net of tax	(1)	—	(1)	1
Net income attributable to common stockholders	$272	$683	$1,353	$2,379
Basic weighted-average common shares outstanding (b)	308,220	359,179	321,884	368,215
Diluted weighted-average common shares outstanding (b)	310,086	361,855	323,875	370,745
Basic earnings per common share
Net income from continuing operations	$0.88	$1.90	$4.20	$6.46
Net income	$0.88	$1.90	$4.20	$6.46
Diluted earnings per common share
Net income from continuing operations	$0.88	$1.89	$4.18	$6.41
Net income	$0.88	$1.89	$4.18	$6.42
Cash dividends declared per common share	$0.30	$0.25	$0.90	$0.63
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

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents
Noninterest-bearing	$638	$502
Interest-bearing	4,366	4,560
Total cash and cash equivalents	5,004	5,062
Equity securities	647	1,102
Available-for-sale securities (amortized cost of $35,214 and $33,650) (a)	29,613	33,587
Held-to-maturity securities (fair value of $903 and $1,204)	1,084	1,170
Loans held-for-sale, net	808	549
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	132,456	122,268
Allowance for loan losses	(3,611)	(3,267)
Total finance receivables and loans, net	128,845	119,001
Investment in operating leases, net	10,577	10,862
Premiums receivable and other insurance assets	2,719	2,724
Other assets	9,343	8,057
Total assets	$188,640	$182,114
Liabilities
Deposit liabilities
Noninterest-bearing	$220	$150
Interest-bearing	145,531	141,408
Total deposit liabilities	145,751	141,558
Short-term borrowings	7,200	—
Long-term debt	16,628	17,029
Interest payable	484	210
Unearned insurance premiums and service revenue	3,468	3,514
Accrued expenses and other liabilities	2,675	2,753
Total liabilities	176,206	165,064
Contingencies (refer to Note 24)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 506,962,750 and 504,521,535; and outstanding 300,335,089 and 337,940,636)	21,781	21,671
Preferred stock	2,324	2,324
Accumulated deficit	(544)	(1,599)
Accumulated other comprehensive loss	(4,340)	(158)
Treasury stock, at cost (206,627,661 and 166,580,899 shares)	(6,787)	(5,188)
Total equity	12,434	17,050
Total liabilities and equity	$188,640	$182,114
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

($ in millions)	September 30, 2022	December 31, 2021
Assets
Finance receivables and loans, net
Consumer automotive	$8,716	$6,871
Consumer other (a)	—	353
Allowance for loan losses	(302)	(278)
Total finance receivables and loans, net	8,414	6,946
Other assets	695	563
Total assets	$9,109	$7,509
Liabilities
Long-term debt	$1,267	$1,337
Accrued expenses and other liabilities	3	2
Total liabilities	$1,270	$1,339
(a)Comprised of credit card finance receivables and loans, net.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total equity
Balance at July 1, 2021	$21,631	$2,324	$(2,726)	$216	$(3,915)	$17,530
Net income			712			712
Preferred stock dividends — Series B			(20)			(20)
Preferred stock dividends — Series C			(9)			(9)
Share-based compensation	13					13
Other comprehensive loss				(165)		(165)
Common stock repurchases					(679)	(679)
Common stock dividends ($0.25 per share)			(93)			(93)
Balance at September 30, 2021	$21,644	$2,324	$(2,136)	$51	$(4,594)	$17,289
Balance at July 1, 2022	$21,762	$2,324	$(721)	$(3,009)	$(6,372)	$13,984
Net income			299			299
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(11)			(11)
Share-based compensation	19					19
Other comprehensive loss				(1,331)		(1,331)
Common stock repurchases					(415)	(415)
Common stock dividends ($0.30 per share)			(95)			(95)
Balance at September 30, 2022	$21,781	$2,324	$(544)	$(4,340)	$(6,787)	$12,434
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Nine months ended September 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total equity
Balance at January 1, 2021	$21,544	$—	$(4,278)	$631	$(3,194)	$14,703
Net income			2,408			2,408
Net proceeds from issuance of Series B preferred stock		1,335				1,335
Net proceeds from issuance of Series C preferred stock		989				989
Preferred stock dividends — Series B			(20)			(20)
Preferred stock dividends — Series C			(9)			(9)
Share-based compensation	100					100
Other comprehensive loss				(580)		(580)
Common stock repurchases					(1,400)	(1,400)
Common stock dividends ($0.63 per share)			(237)			(237)
Balance at September 30, 2021	$21,644	$2,324	$(2,136)	$51	$(4,594)	$17,289
Balance at January 1, 2022	$21,671	$2,324	$(1,599)	$(158)	$(5,188)	$17,050
Net income			1,436			1,436
Preferred stock dividends — Series B			(48)			(48)
Preferred stock dividends — Series C			(35)			(35)
Share-based compensation	110					110
Other comprehensive loss				(4,182)		(4,182)
Common stock repurchases					(1,599)	(1,599)
Common stock dividends ($0.90 per share)			(298)			(298)
Balance at September 30, 2022	$21,781	$2,324	$(544)	$(4,340)	$(6,787)	$12,434
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2022	2021
Operating activities
Net income	$1,436	$2,408
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,000	931
Provision for credit losses	909	31
Gain on mortgage and automotive loans, net	(28)	(73)
Other loss (gain) on investments, net	173	(212)
Loss on extinguishment of debt	—	126
Originations and purchases of loans held-for-sale	(3,394)	(3,136)
Proceeds from sales and repayments of loans held-for-sale	3,118	3,186
Net change in
Deferred income taxes	447	(558)
Interest payable	274	10
Other assets	1,120	19
Other liabilities	(88)	419
Other, net	107	(68)
Net cash provided by operating activities	5,074	3,083
Investing activities
Purchases of equity securities	(515)	(1,117)
Proceeds from sales of equity securities	808	1,280
Purchases of available-for-sale securities	(6,346)	(17,211)
Proceeds from sales of available-for-sale securities	768	4,870
Proceeds from repayments of available-for-sale securities	3,720	8,725
Purchases of held-to-maturity securities	(47)	(201)
Proceeds from repayments of held-to-maturity securities	133	303
Purchases of finance receivables and loans held-for-investment	(6,360)	(5,466)
Proceeds from sales of finance receivables and loans initially held-for-investment	12	376
Originations and repayments of finance receivables and loans held-for-investment and other, net	(5,050)	8,669
Purchases of operating lease assets	(2,840)	(4,231)
Disposals of operating lease assets	2,449	2,618
Net change in nonmarketable equity investments	(261)	104
Other, net	(379)	(294)
Net cash used in investing activities	(13,908)	(1,575)

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2022	2021
Financing activities
Net change in short-term borrowings	7,200	(2,136)
Net increase in deposits	4,166	2,398
Proceeds from issuance of long-term debt	4,867	253
Repayments of long-term debt	(5,314)	(4,812)
Purchases of land and buildings in satisfaction of finance lease liabilities	(44)	(391)
Repurchases of common stock	(1,599)	(1,400)
Preferred stock issuance	—	2,324
Trust preferred securities redemption	—	(2,513)
Common stock dividends paid	(298)	(237)
Preferred stock dividends paid	(83)	(29)
Net cash provided by (used in) financing activities	8,895	(6,543)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	(9)	—
Net decrease (increase) in cash and cash equivalents and restricted cash	52	(5,035)
Cash and cash equivalents and restricted cash at beginning of year	5,670	16,574
Cash and cash equivalents and restricted cash at September 30,	$5,722	$11,539
Supplemental disclosures
Cash paid (received) for
Interest	$1,342	$1,422
Income taxes	(427)	1,235
Noncash items
Loans held-for-sale transferred to finance receivables and loans held-for-investment	92	5
Additions of property and equipment	—	46
Finance receivables and loans held-for-investment transferred to loans held-for-sale	4	414
Transfer of equity-method investments to equity securities	40	—
Transfer of nonmarketable equity investments to equity securities	1	—
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

September 30, ($ in millions)	2022	2021
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$5,004	$10,915
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	718	624
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$5,722	$11,539
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
The Condensed Consolidated Financial Statements at September 30, 2022, and for the three months and nine months ended September 30, 2022, and 2021, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed on February 25, 2022, with the SEC.
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
Recently Adopted Accounting Standards
Fair Value Hedging—Portfolio Layer Method (ASU 2022-01)
In the third quarter of 2022, we adopted ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. The amendments in this guidance expand the current last-of-layer method to allow multiple hedged layers of a single closed portfolio and allow hedge accounting to be achieved using different types of derivatives and layering techniques, including the use of amortizing swaps with clarification that such a trade would be viewed as being a single layer. Under this expanded scope, both prepayable and nonprepayable financial assets may be included in a single closed portfolio hedge. This update also provides clarifications to breach requirements and disclosures. As a result of these changes, the last-of-layer method has been renamed the portfolio layer method. No cumulative-effect adjustment to the opening balance of retained earnings was required upon adoption of these amendments. The amendments related to disclosures were applied on a prospective basis.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
3.    Revenue from Contracts with Customers
Our primary revenue sources, which include financing revenue and other interest income, are addressed by other U.S. GAAP topics and are not in the scope of ASC Topic 606, Revenue from Contracts with Customers. As part of our Insurance operations, we recognize revenue from insurance contracts, which are addressed by other U.S. GAAP topics and are not included in the scope of this standard. Certain noninsurance contracts within our Insurance operations, including VSCs, GAP contracts, and VMCs, are included in the scope of this standard. All revenue associated with noninsurance contracts is recognized over the contract term on a basis proportionate to the anticipated cost emergence. Further, commissions and sales expense incurred to obtain these contracts are amortized over the terms of the related policies and service contracts on the same basis as premiums and service revenue are earned, and all advertising costs are recognized as expense when incurred.
The following tables present a disaggregated view of our revenue from contracts with customers. For further information regarding our revenue recognition policies and details about the nature of our respective revenue streams, refer to Note 1 and Note 3 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2022
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$164	$—	$—	$—	$164
Remarketing fee income	26	—	—	—	—	26
Brokerage commissions and other revenue	—	—	—	—	18	18
Banking fees and interchange income (d) (e)	—	—	—	—	11	11
Brokered/agent commissions	—	3	—	—	—	3
Other	5	—	—	—	1	6
Total revenue from contracts with customers	31	167	—	—	30	228
All other revenue	43	69	7	54	(104)	69
Total other revenue (f)	$74	$236	$7	$54	$(74)	$297
2021
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$157	$—	$—	$—	$157
Remarketing fee income	26	—	—	—	—	26
Brokerage commissions and other revenue	—	—	—	—	12	12
Banking fees and interchange income (d)	—	—	—	—	2	2
Brokered/agent commissions	—	4	—	—	—	4
Other	5	—	—	—	1	6
Total revenue from contracts with customers	31	161	—	—	15	207
All other revenue	30	122	19	16	(3)	184
Total other revenue (f)	$61	$283	$19	$16	$12	$391
(a)We had opening balances of $3.0 billion and $3.1 billion in unearned revenue associated with outstanding contracts at July 1, 2022, and 2021, respectively, and $236 million and $228 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended September 30, 2022, and 2021, respectively.
(b)At September 30, 2022, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $227 million during the remainder of 2022, $853 million in 2023, $715 million in 2024, $527 million in 2025, and $682 million thereafter. At September 30, 2021, we had unearned revenue of $3.1 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.8 billion at both July 1, 2022, and September 30, 2022, and recognized $143 million of expense during the three months ended September 30, 2022. We had deferred insurance assets of $1.9 billion at both July 1, 2021, and September 30, 2021, and recognized $135 million of expense during the three months ended September 30, 2021.
(d)Effective May 25, 2021, we eliminated all overdraft fees for Ally Bank deposit accounts.
(e)Interchange income is reported net of customer rewards. Customer rewards expense was $4 million for the three months ended September 30, 2022.
(f)Represents a component of total net revenue. Refer to Note 23 for further information on our reportable operating segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2022
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$489	$—	$—	$—	$489
Remarketing fee income	82	—	—	—	—	82
Brokerage commissions and other revenue	—	—	—	—	42	42
Banking fees and interchange income (c) (d)	—	—	—	—	32	32
Brokered/agent commissions	—	11	—	—	—	11
Other	16	—	—	—	3	19
Total revenue from contracts with customers	98	500	—	—	77	675
All other revenue	116	164	25	97	(26)	376
Total other revenue (e)	$214	$664	$25	$97	$51	$1,051
2021
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$470	$—	$—	$—	$470
Remarketing fee income	80	—	—	—	—	80
Brokerage commissions and other revenue	—	—	—	—	45	45
Banking fees and interchange income (c)	—	—	—	—	13	13
Brokered/agent commissions	—	12	—	—	—	12
Other	17	—	—	—	3	20
Total revenue from contracts with customers	97	482	—	—	61	640
All other revenue	87	524	81	75	87	854
Total other revenue (e)	$184	$1,006	$81	$75	$148	$1,494
(a)We had opening balances of $3.1 billion and $3.0 billion in unearned revenue associated with outstanding contracts at January 1, 2022, and 2021, respectively, and $701 million and $681 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the nine months ended September 30, 2022, and 2021, respectively.
(b)We had deferred insurance assets of $1.9 billion and $1.8 billion at January 1, 2022, and September 30, 2022, respectively, and recognized $420 million of expense during the nine months ended September 30, 2022. We had deferred insurance assets of $1.8 billion and $1.9 billion at January 1, 2021, and September 30, 2021, respectively, and recognized $400 million of expense during the nine months ended September 30, 2021.
(c)Effective May 25, 2021, we eliminated all overdraft fees for Ally Bank deposit accounts.
(d)Interchange income is reported net of customer rewards. Customer rewards expense was $10 million for the nine months ended September 30, 2022.
(e)Represents a component of total net revenue. Refer to Note 23 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $39 million and $139 million for the three months and nine months ended September 30, 2022, respectively, compared to $86 million and $278 million for the same periods in 2021, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income.
4.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Late charges and other administrative fees	$42	$29	$117	$89
Income from equity-method investments	51	26	96	71
Remarketing fees	26	26	82	80
(Loss) gain on nonmarketable equity investments, net (a)	(135)	1	(133)	104
Other, net	68	40	185	154
Total other income, net of losses	$52	$122	$347	$498
(a)Refer to Note 11 for further information on our nonmarketable equity investments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
5.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2022	2021
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$122	$129
Less: Reinsurance recoverable	81	90
Net reserves for insurance losses and loss adjustment expenses at January 1,	41	39
Net insurance losses and loss adjustment expenses incurred related to:
Current year	220	207
Prior years (a)	(3)	(1)
Total net insurance losses and loss adjustment expenses incurred	217	206
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(183)	(174)
Prior years	(26)	(29)
Total net insurance losses and loss adjustment expenses paid or payable	(209)	(203)
Net reserves for insurance losses and loss adjustment expenses at September 30,	49	42
Plus: Reinsurance recoverable	73	83
Total gross reserves for insurance losses and loss adjustment expenses at September 30,	$122	$125
(a)There have been no material adverse changes to the reserve for prior years.
6.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Insurance commissions	$152	$142	$452	$416
Technology and communications	100	90	297	249
Advertising and marketing	89	57	238	143
Lease and loan administration	45	56	150	168
Professional services	42	36	132	97
Property and equipment depreciation	42	40	122	114
Regulatory and licensing fees	33	19	81	54
Vehicle remarketing and repossession	23	19	65	57
Amortization of intangible assets (a)	9	5	25	14
Charitable contributions (b)	4	2	11	57
Other	85	78	234	215
Total other operating expenses	$624	$544	$1,807	$1,584
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

	September 30, 2022				December 31, 2021
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,276	$—	$(277)	$1,999	$2,173	$2	$(20)	$2,155
U.S. States and political subdivisions	843	—	(106)	737	841	27	(4)	864
Foreign government	153	—	(12)	141	157	2	(2)	157
Agency mortgage-backed residential	19,885	—	(3,210)	16,675	19,044	219	(224)	19,039
Mortgage-backed residential	5,227	—	(847)	4,380	4,448	11	(34)	4,425
Agency mortgage-backed commercial (a)	4,406	—	(883)	3,523	4,573	66	(113)	4,526
Asset-backed	490	—	(23)	467	536	1	(3)	534
Corporate debt	1,934	—	(243)	1,691	1,878	30	(21)	1,887
Total available-for-sale securities (b) (c) (d) (e) (f)	$35,214	$—	$(5,601)	$29,613	$33,650	$358	$(421)	$33,587
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,084	$—	$(181)	$903	$1,170	$48	$(14)	$1,204
Total held-to-maturity securities (f) (g)	$1,084	$—	$(181)	$903	$1,170	$48	$(14)	$1,204
(a)The fair value includes a $25 million liability related to basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method at September 30, 2022. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 19 for additional information.
(c)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million and $13 million at September 30, 2022, and December 31, 2021, respectively.
(d)Available-for-sale securities with a fair value of $3.4 billion and $203 million were pledged as collateral at September 30, 2022, and December 31, 2021, respectively. This primarily included $3.1 billion pledged to secure advances from the FHLB for short-term borrowings at September 30, 2022. This also included securities pledged for other purposes as required by contractual obligations or law, under which we granted the counterparty the right to sell or pledge $274 million and $203 million of the underlying available-for-sale securities at September 30, 2022, and December 31, 2021, respectively.
(e)Totals do not include accrued interest receivable, which was $89 million and $84 million at September 30, 2022, and December 31, 2021, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(f)There was no allowance for credit losses recorded at both September 30, 2022, or December 31, 2021, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(g)Totals do not include accrued interest receivable, which was $2 million and $3 million at September 30, 2022, and December 31, 2021, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2022
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$1,999	1.5%	$—	—%	$584	1.2%	$1,415	1.7%	$—	—%
U.S. States and political subdivisions	737	3.1	27	2.2	65	2.8	105	3.2	540	3.2
Foreign government	141	1.9	4	1.1	81	1.9	56	1.9	—	—
Agency mortgage-backed residential	16,675	2.6	—	—	—	—	19	2.0	16,656	2.6
Mortgage-backed residential	4,380	2.8	—	—	—	—	28	3.2	4,352	2.8
Agency mortgage-backed commercial (b)	3,523	2.1	—	—	23	3.1	930	2.3	2,570	2.0
Asset-backed	467	1.8	—	—	429	1.7	31	2.1	7	3.5
Corporate debt	1,691	2.4	74	2.3	894	2.3	715	2.6	8	3.3
Total available-for-sale securities	$29,613	2.5	$105	2.2	$2,076	1.9	$3,299	2.1	$24,133	2.6
Amortized cost of available-for-sale securities	$35,214		$106		$2,242		$3,862		$29,004
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,084	2.8%	$—	—%	$—	—%	$—	—%	$1,084	2.8%
Total held-to-maturity securities	$1,084	2.8	$—	—	$—	—	$—	—	$1,084	2.8
December 31, 2021
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,155	1.1%	$288	1.0%	$525	0.9%	$1,342	1.2%	$—	—%
U.S. States and political subdivisions	864	3.0	26	1.6	77	2.8	128	3.3	633	3.0
Foreign government	157	1.9	2	2.1	97	2.0	58	1.8	—	—
Agency mortgage-backed residential	19,039	2.5	—	—	—	—	26	2.0	19,013	2.5
Mortgage-backed residential	4,425	2.6	—	—	—	—	23	2.9	4,402	2.6
Agency mortgage-backed commercial	4,526	1.9	—	—	26	2.4	1,578	2.4	2,922	1.7
Asset-backed	534	1.9	—	—	350	2.0	175	1.5	9	3.4
Corporate debt	1,887	2.3	54	2.9	830	2.3	994	2.3	9	2.5
Total available-for-sale securities	$33,587	2.3	$370	1.3	$1,905	1.9	$4,324	2.0	$26,988	2.4
Amortized cost of available-for-sale securities	$33,650		$368		$1,893		$4,291		$27,098
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,170	2.8%	$—	—%	$—	—%	$—	—%	$1,170	2.8%
Total held-to-maturity securities	$1,170	2.8	$—	—	$—	—	$—	—	$1,170	2.8
(a)Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.
(b)Fair value includes a $25 million liability related to basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method at September 30, 2022. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
The balances of cash equivalents were $68 million and $40 million at September 30, 2022, and December 31, 2021, respectively, and were composed primarily of money-market funds and short-term securities, including U.S. Treasury bills.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents interest and dividends on investment securities.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Taxable interest	$196	$139	$556	$384
Taxable dividends	4	7	12	19
Interest and dividends exempt from U.S. federal income tax	6	4	16	14
Interest and dividends on investment securities	$206	$150	$584	$417
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Available-for-sale securities
Gross realized gains	$2	$44	$23	$82
Net realized gain on available-for-sale securities	2	44	23	82
Net realized gain on equity securities	5	45	67	159
Net unrealized loss on equity securities	(61)	(65)	(263)	(29)
Other (loss) gain on investments, net	$(54)	$24	$(173)	$212
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of September 30, 2022, and December 31, 2021. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch. The ratings presented are a composite of the ratings sourced from the agencies or, if the ratings cannot be sourced from the agencies, are based on the asset type of the particular security. All our held-to-maturity securities were current in their payment of principal and interest as of both September 30, 2022, and December 31, 2021. We have not recorded any interest income reversals on our held-to-maturity securities during the nine months ended September 30, 2022, or 2021.

	September 30, 2022		December 31, 2021
($ in millions)	AA	Total (a)	AA	Total (a)
Debt securities
Agency mortgage-backed residential	$1,084	$1,084	$1,170	$1,170
Total held-to-maturity securities	$1,084	$1,084	$1,170	$1,170
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K. As of September 30, 2022, and December 31, 2021, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. We have not recorded any interest income reversals on our available-for-sale securities during the nine months ended September 30, 2022, or 2021.

	September 30, 2022				December 31, 2021
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,192	$(140)	$807	$(137)	$1,682	$(20)	$—	$—
U.S. States and political subdivisions	615	(82)	104	(24)	160	(3)	31	(1)
Foreign government	86	(5)	50	(7)	76	(2)	7	—
Agency mortgage-backed residential	11,109	(1,743)	5,566	(1,467)	12,244	(223)	38	(1)
Mortgage-backed residential	3,688	(681)	674	(166)	3,243	(34)	22	—
Agency mortgage-backed commercial (a)	1,361	(217)	2,143	(666)	2,553	(70)	749	(43)
Asset-backed	391	(17)	73	(6)	360	(3)	—	—
Corporate debt	1,153	(128)	518	(115)	970	(18)	49	(3)
Total available-for-sale securities	$19,595	$(3,013)	$9,935	$(2,588)	$21,288	$(373)	$896	$(48)
(a)Amounts include $25 million liability related to basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method at September 30, 2022. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
During the nine months ended September 30, 2022, and 2021, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at September 30, 2022, or December 31, 2021.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
8.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	September 30, 2022	December 31, 2021
Consumer automotive (a)	$83,459	$78,252
Consumer mortgage
Mortgage Finance (b)	19,715	17,644
Mortgage — Legacy (c)	306	368
Total consumer mortgage	20,021	18,012
Consumer other
Personal Lending (d)	1,813	1,009
Credit Card (e)	1,427	953
Total consumer other	3,240	1,962
Total consumer	106,720	98,226
Commercial
Commercial and industrial
Automotive	12,158	12,229
Other	8,425	6,874
Commercial real estate	5,153	4,939
Total commercial	25,736	24,042
Total finance receivables and loans (f) (g)	$132,456	$122,268
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 19 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $4 million and $5 million at September 30, 2022, and December 31, 2021, respectively, of which all have exited the interest-only period.
(c)Includes loans originated as interest-only mortgage loans of $17 million and $21 million at September 30, 2022, and December 31, 2021, respectively, of which all have exited the interest-only period.
(d)Includes $6 million and $7 million of finance receivables at September 30, 2022, and December 31, 2021, respectively, for which we have elected the fair value option.
(e)Refer to Note 2 for information regarding our acquisition of Ally Credit Card.
(f)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.3 billion at both September 30, 2022, and December 31, 2021.
(g)Totals do not include accrued interest receivable, which was $620 million and $514 million at September 30, 2022, and December 31, 2021, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet. Billed interest on our credit card loans is included within finance receivables and loans, net.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and nine months ended September 30, 2022, and 2021, respectively.

Three months ended September 30, 2022 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at July 1, 2022	$2,885	$26	$303	$236	$3,450
Charge-offs (b)	(381)	(1)	(33)	(32)	(447)
Recoveries	164	2	4	1	171
Net charge-offs	(217)	1	(29)	(31)	(276)
Provision for credit losses	326	(1)	99	14	438
Other	(1)	1	(1)	—	(1)
Allowance at September 30, 2022	$2,993	$27	$372	$219	$3,611
(a)Excludes $7 million and $6 million of finance receivables and loans at July 1, 2022, and September 30, 2022, respectively, for which we have elected the fair value option and incorporate no allowance for loan losses.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for information regarding our charge-off policies.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2022 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2022	$2,769	$27	$221	$250	$3,267
Charge-offs (b)	(934)	(3)	(84)	(58)	(1,079)
Recoveries	496	10	8	3	517
Net charge-offs	(438)	7	(76)	(55)	(562)
Provision for credit losses (c)	663	(7)	228	23	907
Other	(1)	—	(1)	1	(1)
Allowance at September 30, 2022	$2,993	$27	$372	$219	$3,611
(a)Excludes $7 million and $6 million of finance receivables and loans at January 1, 2022, and September 30, 2022, respectively, for which we have elected the fair value option and incorporate no allowance for loan losses.
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
(a)Excludes $8 million of finance receivables and loans at both July 1, 2021, and September 30, 2021, for which we have elected the fair value option and incorporate no allowance for loan losses.
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
(a)Excludes $8 million of finance receivables and loans at both January 1, 2021, and September 30, 2021, for which we have elected the fair value option and incorporate no allowance for loan losses.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for information regarding our charge-off policies.
The following table presents information about sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale based on net carrying value.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Consumer automotive	$4	$—	$4	$—
Consumer mortgage	1	—	3	413
Total sales and transfers	$5	$—	$7	$413

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents information about purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Consumer automotive	$1,346	$709	$3,397	$2,013
Consumer mortgage	1,127	1,191	2,760	3,123
Commercial	2	3	3	3
Total purchases of finance receivables and loans	$2,475	$1,903	$6,160	$5,139
Nonaccrual Loans
The following tables present the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of September 30, 2022, and December 31, 2021.

			September 30, 2022
($ in millions)	Nonaccrual status at Jan. 1, 2022	Nonaccrual status at Jul. 1, 2022	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,078	$1,073	$1,129	$439
Consumer mortgage
Mortgage Finance	59	42	36	27
Mortgage — Legacy	26	22	18	17
Total consumer mortgage	85	64	54	44
Consumer other
Personal Lending	5	5	9	—
Credit Card	11	18	28	—
Total consumer other	16	23	37	—
Total consumer	1,179	1,160	1,220	483
Commercial
Commercial and industrial
Automotive	33	4	4	4
Other	221	214	159	33
Commercial real estate	3	1	—	—
Total commercial	257	219	163	37
Total finance receivables and loans	$1,436	$1,379	$1,383	$520
(a)Represents a component of nonaccrual status at end of period.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

			December 31, 2021
($ in millions)	Nonaccrual status at Jan. 1, 2021	Nonaccrual status at Jul. 1, 2021	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,256	$1,033	$1,078	$423
Consumer mortgage
Mortgage Finance	67	49	59	39
Mortgage — Legacy	35	27	26	23
Total consumer mortgage	102	76	85	62
Consumer other
Personal Lending	3	2	5	—
Credit Card	—	—	11	—
Total consumer other	3	2	16	—
Total consumer	1,361	1,111	1,179	485
Commercial
Commercial and industrial
Automotive	40	33	33	32
Other	116	133	221	48
Commercial real estate	5	6	3	3
Total commercial	161	172	257	83
Total finance receivables and loans	$1,522	$1,283	$1,436	$568
(a)Represents a component of nonaccrual status at end of period.
We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $3 million and $9 million for the three months and nine months ended September 30, 2022, respectively, compared to $2 million and $7 million for the three months and nine months ended September 30, 2021, respectively.

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

	Origination year							Revolving loans converted to term
September 30, 2022 ($ in millions)	2022	2021	2020	2019	2018	2017 and prior	Revolving loans		Total
Consumer automotive
Current	$30,702	$24,690	$11,675	$7,466	$3,929	$2,473	$—	$—	$80,935
30–59 days past due	413	782	361	288	175	140	—	—	2,159
60–89 days past due	102	267	127	93	54	41	—	—	684
90 or more days past due	35	96	46	40	26	30	—	—	273
Total consumer automotive (a)	31,252	25,835	12,209	7,887	4,184	2,684	—	—	84,051
Consumer mortgage
Mortgage Finance
Current	2,277	11,003	1,980	833	596	2,897	—	—	19,586
30–59 days past due	35	27	3	4	5	18	—	—	92
60–89 days past due	2	2	—	1	—	4	—	—	9
90 or more days past due	2	2	—	2	8	14	—	—	28
Total Mortgage Finance	2,316	11,034	1,983	840	609	2,933	—	—	19,715
Mortgage — Legacy
Current	—	—	—	—	—	66	203	20	289
30–59 days past due	—	—	—	—	—	1	1	—	2
90 or more days past due	—	—	—	—	—	10	3	2	15
Total Mortgage — Legacy	—	—	—	—	—	77	207	22	306
Total consumer mortgage	2,316	11,034	1,983	840	609	3,010	207	22	20,021
Consumer other
Personal Lending
Current	1,226	472	61	7	2	—	—	—	1,768
30–59 days past due	10	7	1	—	—	—	—	—	18
60–89 days past due	6	5	1	—	—	—	—	—	12
90 or more days past due	5	4	—	—	—	—	—	—	9
Total Personal Lending (b)	1,247	488	63	7	2	—	—	—	1,807
Credit Card
Current	—	—	—	—	—	—	1,369	—	1,369
30–59 days past due	—	—	—	—	—	—	18	—	18
60–89 days past due	—	—	—	—	—	—	14	—	14
90 or more days past due	—	—	—	—	—	—	26	—	26
Total Credit Card	—	—	—	—	—	—	1,427	—	1,427
Total consumer other	1,247	488	63	7	2	—	1,427	—	3,234
Total consumer	$34,815	$37,357	$14,255	$8,734	$4,795	$5,694	$1,634	$22	$107,306
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $592 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at September 30, 2022. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
(b)Excludes $6 million of finance receivables at September 30, 2022, for which we have elected the fair value option.

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

	Origination year							Revolving loans converted to term
September 30, 2022 ($ in millions)	2022	2021	2020	2019	2018	2017 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$405	$277	$142	$85	$32	$40	$10,568	$—	$11,549
Special mention	—	—	—	3	11	23	536	—	573
Substandard	—	—	—	1	—	—	35	—	36
Total automotive	405	277	142	89	43	63	11,139	—	12,158
Other
Pass	632	586	428	191	55	182	5,152	92	7,318
Special mention	—	52	176	109	44	80	261	29	751
Substandard	—	—	4	115	—	140	57	13	329
Doubtful	—	—	—	—	—	26	—	—	26
Loss	—	—	—	—	—	—	1	—	1
Total other	632	638	608	415	99	428	5,471	134	8,425
Commercial real estate
Pass	949	1,196	982	705	432	769	9	11	5,053
Special mention	—	77	2	19	—	1	—	—	99
Substandard	—	—	—	—	—	1	—	—	1
Total commercial real estate	949	1,273	984	724	432	771	9	11	5,153
Total commercial	$1,986	$2,188	$1,734	$1,228	$574	$1,262	$16,619	$145	$25,736

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2021 ($ in millions)	2021	2020	2019	2018	2017	2016 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$347	$190	$112	$49	$23	$56	$10,741	$—	$11,518
Special mention	7	1	7	15	31	18	589	—	668
Substandard	—	1	—	1	—	—	41	—	43
Total automotive	354	192	119	65	54	74	11,371	—	12,229
Other
Pass	739	448	374	86	99	68	4,032	83	5,929
Special mention	15	169	96	21	10	122	93	17	543
Substandard	—	22	95	—	140	83	13	23	376
Doubtful	—	—	—	—	—	26	—	—	26
Total other	754	639	565	107	249	299	4,138	123	6,874
Commercial real estate
Pass	1,298	1,060	873	604	342	653	3	8	4,841
Special mention	13	5	29	7	18	19	—	—	91
Substandard	—	—	—	—	—	7	—	—	7
Total commercial real estate	1,311	1,065	902	611	360	679	3	8	4,939
Total commercial	$2,419	$1,896	$1,586	$783	$663	$1,052	$15,512	$131	$24,042
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
September 30, 2022
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$12,158	$12,158
Other	1	—	1	2	8,423	8,425
Commercial real estate	8	—	—	8	5,145	5,153
Total commercial	$9	$—	$1	$10	$25,726	$25,736
December 31, 2021
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$12,229	$12,229
Other	—	—	1	1	6,873	6,874
Commercial real estate	—	—	—	—	4,939	4,939
Total commercial	$—	$—	$1	$1	$24,041	$24,042
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For consumer automotive loans, we may offer several types of assistance to aid our customers, including payment extensions and rewrites of the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at amortized cost were $2.5 billion and $2.4 billion at September 30, 2022, and December 31, 2021, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $46 million and $18 million at September 30, 2022, and December 31, 2021, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for additional information.
The following tables present information related to finance receivables and loans recorded at amortized cost modified in connection with a TDR during the period.

	2022			2021
Three months ended September 30, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive	11,733	$193	$187	19,907	$347	$338
Consumer mortgage
Mortgage Finance	4	3	3	18	11	10
Mortgage — Legacy	2	—	—	8	1	1
Total consumer mortgage	6	3	3	26	12	11
Consumer other
Credit Card	749	1	1	—	—	—
Total consumer other	749	1	1	—	—	—
Total consumer	12,488	197	191	19,933	359	349
Commercial
Commercial and industrial
Other	1	51	55	—	—	—
Total commercial	1	51	55	—	—	—
Total finance receivables and loans	12,489	$248	$246	19,933	$359	$349

	2022			2021
Nine months ended September 30, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive	38,112	$637	$620	60,167	$1,090	$1,071
Consumer mortgage
Mortgage Finance	13	10	10	33	19	19
Mortgage — Legacy	9	1	1	12	2	2
Total consumer mortgage	22	11	11	45	21	21
Consumer other
Credit Card	1,843	3	3	—	—	—
Total consumer other	1,843	3	3	—	—	—
Total consumer	39,977	651	634	60,212	1,111	1,092
Commercial
Commercial and industrial
Automotive	—	—	—	1	1	1
Other	5	462	466	1	33	33
Commercial real estate	—	—	—	1	3	3
Total commercial	5	462	466	3	37	37
Total finance receivables and loans	39,982	$1,113	$1,100	60,215	$1,148	$1,129

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

	2022			2021
Three months ended September 30, ($ in millions)	Number of loans	Amortized cost	Charge-off amount	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	2,473	$37	$16	2,374	$31	$15
Consumer mortgage
Mortgage Finance	1	1	—	—	—	—
Total consumer mortgage	1	1	—	—	—	—
Consumer other
Credit Card	146	—	—	—	—	—
Total consumer other	146	—	—	—	—	—
Total consumer	2,620	$38	$16	2,374	$31	$15
Commercial
Commercial and industrial
Other	1	1	31	—	—	—
Total commercial	1	1	31	—	$—	$—
Total finance receivables and loans	2,621	$39	$47	2,374	$31	$15

	2022			2021
Nine months ended September 30, ($ in millions)	Number of loans	Amortized cost	Charge-off amount	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	6,722	$103	$43	6,939	$86	$46
Consumer mortgage
Mortgage Finance	4	3	—	1	—	—
Mortgage — Legacy	—	—	—	4	—	—
Total consumer mortgage	4	3	—	5	—	—
Consumer other
Credit Card	225	—	—	—	—	—
Total consumer other	225	—	—	—	—	—
Total consumer	6,951	$106	$43	6,944	$86	$46
Commercial
Commercial and industrial
Other	1	1	31	—	—	—
Total commercial	1	1	31	—	$—	$—
Total finance receivables and loans	6,952	$107	$74	6,944	$86	$46
9.    Leasing
Ally as the Lessee
We have operating leases for certain of our corporate facilities, which have remaining lease terms of 2 months to 8 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend the leases for periods that range from 1 to 15 years. Some of those lease agreements also include options to terminate the leases in periods that range from approximately 5 to 6 years after the commencement of the leases. We have not included any of these term extensions or termination provisions in our estimates of the lease term, as we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
During the three months and nine months ended September 30, 2022, we paid $10 million and $29 million, respectively, in cash for amounts included in the measurement of lease liabilities at September 30, 2022, compared to $10 million and $39 million for the three months and nine months ended September 30, 2021, in cash for amounts included in the measurement of lease liabilities at September 30, 2021. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the nine months ended September 30, 2022, and September 30, 2021, we obtained $36 million and $352 million, respectively, of ROU assets in exchange for new lease liabilities. As of September 30, 2022, the weighted-average remaining lease term of our operating lease portfolio was 5 years, and the weighted-average discount rate was 2.38%, compared to 6 years and 1.96% as of December 31, 2021.
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of September 30, 2022, and that have noncancelable lease terms expiring after September 30, 2022.

($ in millions)
2022	$10
2023	33
2024	28
2025	24
2026	20
2027 and thereafter	33
Total undiscounted cash flows	148
Difference between undiscounted cash flows and discounted cash flows	(9)
Total lease liability	$139
In March 2021, we commenced the lease for a new corporate facility in Charlotte, North Carolina, which included an underlying purchase option. We provided notice of our intent to exercise the purchase option in April 2021, and executed on the purchase agreement in July 2021. Additionally, we agreed to lease a portion of this corporate facility in exchange for $13 million in future lease payments over a ten-year lease term.
In June 2022, we purchased an operations center in Lewisville, Texas, which consisted of a previously leased facility. Upon closing the transaction, the lease ROU asset and liability were derecognized and new fixed assets totaling approximately $44 million were recognized as property and equipment at cost within other assets of the Condensed Consolidated Balance Sheet.
The following table details the components of total net operating lease expense.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Operating lease expense	$8	$10	$25	$36
Variable lease expense	1	2	3	6
Total lease expense, net (a)	$9	$12	$28	$42
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
When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of September 30, 2022, and December 31, 2021, consumer operating leases with a carrying value, net of accumulated depreciation, of $67 million and $165 million, respectively, were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.
The following table details our investment in operating leases.

($ in millions)	September 30, 2022	December 31, 2021
Vehicles	$12,323	$12,384
Accumulated depreciation	(1,746)	(1,522)
Investment in operating leases, net	$10,577	$10,862
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after September 30, 2022.

($ in millions)
2022	$433
2023	1,464
2024	866
2025	354
2026	72
2027 and thereafter	5
Total lease payments from operating leases	$3,194
We recognized operating lease revenue of $397 million and $1.2 billion for the three months and nine months ended September 30, 2022, respectively, and $393 million and $1.1 billion for the three months and nine months ended September 30, 2021. Depreciation expense on operating lease assets includes net remarketing gains recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$277	$225	$813	$662
Remarketing gains, net	(39)	(86)	(139)	(278)
Net depreciation expense on operating lease assets	$238	$139	$674	$384
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $2 million and $5 million during the three months and nine months ended September 30, 2022, respectively, and $3 million and $13 million during the three months and nine months ended September 30, 2021.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet was $471 million and $470 million as of September 30, 2022, and December 31, 2021, respectively. This includes lease payment receivables of $458 million and $457 million at September 30, 2022, and December 31, 2021, respectively, and unguaranteed residual assets of $13 million at both September 30, 2022, and December 31, 2021. Interest income on finance lease receivables was $8 million and $22 million for the three months and nine months ended September 30, 2022, respectively, and $7 million and $20 million for the three months and nine months ended September 30, 2021, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after September 30, 2022.

($ in millions)
2022	$44
2023	155
2024	124
2025	101
2026	51
2027 and thereafter	31
Total undiscounted cash flows	506
Difference between undiscounted cash flows and discounted cash flows	(49)
Present value of lease payments recorded as lease receivable	$457
10.    Securitizations and Variable Interest Entities
We securitize, transfer, and service consumer and commercial automotive loans. We often securitize these loans (also referred to as financial assets) using SPEs. An SPE is a legal entity that is designed to fulfill a specified limited need of the sponsor. Our principal use of
SPEs is to obtain liquidity by securitizing certain of our financial assets. SPEs are often VIEs and may or may not be included on our Condensed Consolidated Balance Sheet. Additionally, we opportunistically sell consumer automotive and credit card whole-loans to SPEs where we have a continuing involvement.
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
The nature, purpose, and activities of nonconsolidated SPEs are similar to those of our consolidated SPEs with the primary difference being the nature and extent of our continuing involvement. For nonconsolidated SPEs, the transferred financial assets are removed from our balance sheet provided the conditions for sale accounting are met. The financial assets obtained from the sale are primarily reported as cash or retained interests (if applicable). Liabilities incurred as part of these sales, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction. With respect to our ongoing right to service the assets we sell, the servicing fee we receive represents adequate compensation, and consequently, we do not recognize a servicing asset or liability.
We had no pretax gain on sales of financial assets into nonconsolidated VIEs for both the three months and nine months ended September 30, 2022, and September 30, 2021.
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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
September 30, 2022
On-balance sheet variable interest entities
Consumer automotive	$19,793	(b)	$1,384	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive	—		—		57	57	(d)
Consumer other (e)	—		—		76	76
Commercial other	2,081	(f)	841	(g)	—	2,640	(h)
Total	$21,874		$2,225		$133	$2,773
December 31, 2021
On-balance sheet variable interest entities
Consumer automotive	$18,158	(b)	$1,162	(c)	$—	$—
Consumer other (e)	318		300		—	—
Off-balance sheet variable interest entities
Commercial other	1,814	(f)	726	(g)	—	2,416	(h)
Total	$20,290		$2,188		$—	$2,416
(a)Asset values represent the current unpaid principal balance of outstanding consumer automotive and credit card finance receivables and loans within the VIEs.
(b)Includes $10.7 billion and $11.0 billion of assets that were not encumbered by VIE beneficial interests held by third parties at September 30, 2022, and December 31, 2021, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $114 million and $124 million of liabilities that were not obligations to third-party beneficial interest holders at September 30, 2022, and December 31, 2021, respectively.
(d)Maximum exposure to loss represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions. This measure is based on the unlikely event that all the loans have underwriting defects or other defects that trigger a representation and warranty provision and the collateral supporting the loans are worthless. This required disclosure is not an indication of our expected loss.
(e)Represents balances from our credit card business.
(f)Amounts are classified as other assets except for $1 million and $8 million classified as equity securities at September 30, 2022, and December 31, 2021, respectively.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the nine months ended September 30, 2022, and 2021. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

	Nine months ended September 30,
($ in millions)	2022	2021
Consumer automotive
Cash proceeds from transfers completed during the period	$60	$—
Consumer other (a)
Cash proceeds from transfers completed during the period	93	—
Servicing fees	9	—
Total	$162	$—
(a)Represents activity from our credit card business.
Delinquencies and Net Credit Losses
During both the three months and nine months ended September 30, 2022, and 2021, we did not recognize any net credit losses from off-balance sheet securitizations where we have continuing involvement.
The following table presents quantitative information about delinquencies for off-balance sheet whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Whole-loan sales (a)
Consumer automotive	$57	$—	$—	$—
Consumer other	76	4	3	—
Total	$133	$4	$3	$—
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
11.    Other Assets
The components of other assets were as follows.

($ in millions)	September 30, 2022	December 31, 2021
Property and equipment at cost	$2,331	$2,139
Accumulated depreciation	(1,063)	(955)
Net property and equipment	1,268	1,184
Investment in qualified affordable housing projects	1,520	1,378
Net deferred tax assets	1,255	254
Nonmarketable equity investments	1,130	998
Goodwill	822	822
Accrued interest, fees, and rent receivables	702	600
Restricted cash held for securitization trusts (a)	639	516
Equity-method investments (b)	576	472
Other accounts receivable	159	127
Operating lease right-of-use assets	115	148
Net intangible assets	104	129
Restricted cash and cash equivalents (c)	79	92
Other assets	974	1,337
Total other assets	$9,343	$8,057
(a)Includes restricted cash collected from customer payments on securitized receivables, which are distributed by us to investors as payments on the related secured debt, and cash reserve deposits utilized as a form of credit enhancement for various securitization transactions.
(b)Primarily relates to investments made in connection with our CRA program.
(c)Primarily represents a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements.
The total carrying value of the nonmarketable equity investments held at September 30, 2022, and December 31, 2021, including cumulative unrealized gains and losses was as follows.

($ in millions)	September 30, 2022	December 31, 2021
FHLB stock	$571	$289
FRB stock	439	449
Equity investments without a readily determinable fair value
Cost basis at acquisition	86	89
Adjustments
Upward adjustments	178	183
Downward adjustments (including impairment)	(144)	(12)
Carrying amount, equity investments without a readily determinable fair value	120	260
Nonmarketable equity investments	$1,130	$998
During the three months and nine months ended September 30, 2022, and September 30, 2021, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of September 30, 2022, and September 30, 2021, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Upward adjustments	$—	$1	$1	$83
Downward adjustments (including impairment) (a)	$(137)	$—	$(140)	$(1)
(a)No impairment on FHLB and FRB stock was recognized during both the three months and nine months ended September 30, 2022, and 2021.
Total (loss) gain on nonmarketable equity investments, net, which includes both realized and unrealized gains and losses, were losses of $135 million and $133 million for the three months and nine months ended September 30, 2022, respectively, compared to gains of $1 million and $104 million for the three months and nine months ended September 30, 2021.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The downward adjustments (including impairment) during the three months and nine months ended September 30, 2022, were primarily driven by an impairment in our investment in the parent of BMC (BMC Holdco) during the third quarter of 2022.
•During 2021, we sold a portion of our investment in BMC Holdco for proceeds of $45 million and realized gains totaling $38 million. In addition, during 2021, BMC Holdco and Aurora Acquisition Corp (Aurora) announced several agreements relevant to the valuation of our remaining investment in BMC Holdco.
◦BMC Holdco entered into a merger agreement (together with all 2021 amendments, the Merger Agreement) with Aurora that provides for our remaining investment in BMC Holdco to be converted into publicly traded common stock of the entity surviving the merger. The Merger Agreement established a price per share reflecting a pre-money equity valuation of approximately $6.9 billion for BMC Holdco and included an Agreement End Date (as defined in the Merger Agreement) of September 30, 2022.
◦BMC Holdco and Aurora entered into a bridge note purchase agreement with investors to issue debt (the Notes) that converts into publicly traded common stock of the entity surviving the merger as contemplated by the Merger Agreement.
•During the third quarter of 2022, BMC Holdco and Aurora announced a further amendment of the Merger Agreement that extends the Agreement End Date to March 8, 2023. Contemporaneously, BMC Holdco and Aurora entered into a letter agreement with one of its existing investors that, in part and subject to specified conditions, (i) extends the maturity date of the investor’s Notes to March 8, 2023, and (ii) without limiting the investor’s rights under the bridge note purchase agreement, if the merger has not been consummated by the maturity date of the Notes, provides the investor with an option to alternatively exchange its Notes for Class B common stock and preferred stock of BMC Holdco at specified valuations.
The letter agreement was a triggering event to assess our remaining investment in BMC Holdco for impairment. We recognized an impairment charge on this investment of $136 million during the three months ended September 30, 2022. As of September 30, 2022, both the cost basis at acquisition and the carrying value of this investment were $19 million. The carrying value of this investment reflects cumulative upward adjustments of $136 million and cumulative downward adjustments (including impairment) of $136 million since acquisition.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2020	$20	$27	$296	$343
Goodwill acquired	—	—	479	479
Goodwill at December 31, 2021	$20	$27	$775	$822
Goodwill acquired	—	—	—	—
Goodwill at September 30, 2022	$20	$27	$775	$822
(a)Includes $479 million of goodwill associated with Ally Credit Card at both September 30, 2022, and December 31, 2021, and $153 million of goodwill associated with Ally Lending at both September 30, 2022, and December 31, 2021, and $143 million of goodwill associated with Ally Invest at both September 30, 2022, and December 31, 2021.
The net carrying value of intangible assets by class was as follows.

	September 30, 2022 (a)			December 31, 2021
($ in millions)	Gross intangible assets	Accumulated amortization	Net carrying value	Gross intangible assets	Accumulated amortization	Net carrying value
Technology	$122	$(49)	$73	$122	$(36)	$86
Customer lists	58	(50)	8	58	(42)	16
Purchased credit card relationships	25	(3)	22	25	—	25
Trademarks	2	(1)	1	2	—	2
Total intangible assets	$207	$(103)	$104	$207	$(78)	$129
(a)We expect to recognize amortization expense of $7 million during the remainder of 2022, $25 million in 2023, $18 million in 2024, $14 million in 2025, and $14 million in 2026.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
12.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	September 30, 2022	December 31, 2021
Noninterest-bearing deposits	$220	$150
Interest-bearing deposits
Savings, money market, and checking accounts	108,775	102,455
Certificates of deposit	36,756	38,953
Total deposit liabilities	$145,751	$141,558
At September 30, 2022, and December 31, 2021, certificates of deposit included $5.1 billion and $7.2 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.
13.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	September 30, 2022			December 31, 2021
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$7,200	$7,200	$—	$—	$—
Total short-term borrowings	$—	$7,200	$7,200	$—	$—	$—
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
Long-Term Debt
The following tables present the composition of our long-term debt portfolio.

	September 30, 2022			December 31, 2021
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$828	$2,423	$3,251	$1,028	$4,841	$5,869
Due after one year	8,373	5,004	13,377	8,382	2,778	11,160
Total long-term debt (b)	$9,201	$7,427	$16,628	$9,410	$7,619	$17,029
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 19 for additional information.
(b)Includes advances, net of hedge basis adjustments, from the FHLB of Pittsburgh of $6.1 billion and $6.3 billion at September 30, 2022, and December 31, 2021, respectively.
The following table presents the scheduled remaining maturity of long-term debt at September 30, 2022, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2022	2023	2024	2025	2026	2027 and thereafter	Total
Unsecured
Long-term debt	$25	$2,079	$1,478	$2,401	$25	$4,081	$10,089
Original issue discount	(14)	(59)	(66)	(72)	(80)	(597)	(888)
Total unsecured	11	2,020	1,412	2,329	(55)	3,484	9,201
Secured
Long-term debt	1,077	1,976	2,431	1,098	760	85	7,427
Total long-term debt	$1,088	$3,996	$3,843	$3,427	$705	$3,569	$16,628

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following summarizes assets restricted as collateral for the payment of the related debt obligation.

	September 30, 2022		December 31, 2021
($ in millions)	Total (a)	Ally Bank	Total (a)	Ally Bank
Consumer mortgage finance receivables	$20,055	$20,055	$17,941	$17,941
Consumer automotive finance receivables	10,926	10,926	9,122	9,122
Commercial finance receivables	4,097	4,097	10	10
Investment securities	3,092	3,092	—	—
Credit card receivables	—	—	347	347
Total assets restricted as collateral (b) (c)	$38,170	$38,170	$27,420	$27,420
Secured debt (d)	$14,627	$14,627	$7,619	$7,619
(a)Ally Bank is a component of the total column.
(b)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $27.2 billion and $18.0 billion at September 30, 2022, and December 31, 2021, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $2.4 billion at both September 30, 2022, and December 31, 2021. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(c)Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 11 for additional information.
(d)Includes $7.2 billion of short-term borrowings at September 30, 2022.
14.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	September 30, 2022	December 31, 2021
Unfunded commitments for investment in qualified affordable housing projects	$839	$724
Accounts payable	535	584
Employee compensation and benefits	356	512
Deferred revenue	169	176
Operating lease liabilities	139	175
Reserves for insurance losses and loss adjustment expenses	122	122
Other liabilities	515	460
Total accrued expenses and other liabilities	$2,675	$2,753
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

September 30, 2022
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
16.    Accumulated Other Comprehensive Loss
The following tables present changes, net of tax, in each component of accumulated other comprehensive loss.

	Three months ended September 30,
($ in millions)	Unrealized gains (losses) on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at July 1, 2021	$259	$20	$48	$(111)	$216
Net change	(157)	—	(9)	1	(165)
Balance at September 30, 2021	$102	$20	$39	$(110)	$51
Balance at July 1, 2022	$(2,940)	$19	$27	$(115)	$(3,009)
Net change	(1,343)	(1)	(3)	16	(1,331)
Balance at September 30, 2022	$(4,283)	$18	$24	$(99)	$(4,340)
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.
(b)For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Nine months ended September 30,
($ in millions)	Unrealized gains (losses) on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at January 1, 2021	$640	$19	$82	$(110)	$631
Net change	(538)	1	(43)	—	(580)
Balance at September 30, 2021	$102	$20	$39	$(110)	$51
Balance at January 1, 2022	$(95)	$19	$35	$(117)	$(158)
Net change	(4,188)	(1)	(11)	18	(4,182)
Balance at September 30, 2022	$(4,283)	$18	$24	$(99)	$(4,340)
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.
(b)For additional information on derivative instruments and hedging activities, refer to Note 19.
Our qualified defined benefit pension plan was frozen in 2006. As of December 31, 2021, we disclosed our intention to settle the qualified defined benefit pension plan in the future. During 2022, we executed our plan to settle the liability in two phases: (1) a single, lump-sum payment window program during the third quarter of 2022; and (2) the purchase of an annuity contract from an independent insurance company for the remainder of the liability during the fourth quarter of 2022. During the three months ended September 30, 2022, we settled $44 million of our pension liability through cash payments to the participants and beneficiaries of the plan. This resulted in a $16 million loss in our Condensed Consolidated Statement of Comprehensive Income upon reclassification from accumulated other comprehensive loss, which included a realized loss of $21 million in compensation and benefits expense and a tax benefit of $5 million. During the fourth quarter of 2022, we settled the remainder of the qualified defined benefit pension plan. Refer to Note 25 for additional information.
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Three months ended September 30, 2022 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(1,757)		$416		$(1,341)
Less: Net realized gains reclassified to income from continuing operations	2	(a)	—	(b)	2
Net change	(1,759)		416		(1,343)
Translation adjustments
Net unrealized losses arising during the period	(11)		2		(9)
Net investment hedges (c)
Net unrealized gains arising during the period	10		(2)		8
Cash flow hedges (c)
Less: Net realized gains reclassified to income from continuing operations	4	(d)	(1)	(b)	3
Defined benefit pension plans
Less: Net realized losses reclassified to income from continuing operations	(21)	(e)	5	(b)	(16)
Other comprehensive loss	$(1,743)		$412		$(1,331)
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
(e)Includes losses reclassified to compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income as a result of actions taken toward the settlement of our qualified defined benefit pension plan.

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
(b)Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.
(c)For additional information on derivative instruments and hedging activities, refer to Note 19.
(d)Includes gains reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

Nine months ended September 30, 2022 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(5,465)		$1,295		$(4,170)
Less: Net realized gains reclassified to income from continuing operations	23	(a)	(5)	(b)	18
Net change	(5,488)		1,300		(4,188)
Translation adjustments
Net unrealized losses arising during the period	(13)		3		(10)
Net investment hedges (c)
Net unrealized gains arising during the period	11		(2)		9
Cash flow hedges (c)
Less: Net realized gains reclassified to income from continuing operations	15	(d)	(4)	(b)	11
Defined benefit pension plans
Net unrealized gains arising during the period	2		—		2
Less: Net realized losses reclassified to income from continuing operations	(21)	(e)	5	(b)	(16)
Net change	23		(5)		18
Other comprehensive loss	$(5,482)		$1,300		$(4,182)
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
(e)Includes losses reclassified to compensation and benefits expense in our Condensed Consolidated Statement of Comprehensive Income as a result of actions taken toward the settlement of our qualified defined benefit pension plan.

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
(d)Includes gains reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.
17.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands) (a)	2022	2021	2022	2021
Net income from continuing operations	$300	$712	$1,437	$2,407
Preferred stock dividends — Series B	(16)	(20)	(48)	(20)
Preferred stock dividends — Series C	(11)	(9)	(35)	(9)
Net income from continuing operations attributable to common stockholders	$273	$683	$1,354	$2,378
(Loss) income from discontinued operations, net of tax	(1)	—	(1)	1
Net income attributable to common stockholders	$272	$683	$1,353	$2,379
Basic weighted-average common shares outstanding (b)	308,220	359,179	321,884	368,215
Diluted weighted-average common shares outstanding (b)	310,086	361,855	323,875	370,745
Basic earnings per common share
Net income from continuing operations	$0.88	$1.90	$4.20	$6.46
Net income	$0.88	$1.90	$4.20	$6.46
Diluted earnings per common share
Net income from continuing operations	$0.88	$1.89	$4.18	$6.41
Net income	$0.88	$1.89	$4.18	$6.42
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. In addition to these minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which for Ally was 3.5% and for Ally Bank was 2.5% as of September 30, 2022, as further described in the next paragraph. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%.
Prompted by the enactment of the EGRRCP Act, the FRB and other U.S. banking agencies tailored the capital and liquidity requirements that apply to large U.S. banking organizations. In March 2020, the FRB issued a final rule to more closely align forward-looking stress testing results with the FRB’s non-stress regulatory capital requirements for BHCs with $100 billion or more in total consolidated assets and other specified companies. The final rule introduced a stress capital buffer requirement based on firm-specific stress test performance and planned dividends, which for Ally replaced the fixed 2.5% component of the capital conservation buffer requirement. The final rule also made several changes to the CCAR process effective May 2020, such as eliminating the CCAR quantitative objection, narrowing the set of planned capital actions assumed to occur in the stress scenario, assuming that a firm maintains a constant level of assets over the planning horizon, eliminating the 30% dividend payout ratio as a criterion for heightened scrutiny of a firm’s capital plan, and allowing a firm to make capital distributions in excess of those included in its capital plan if the firm is otherwise in compliance with the automatic distribution limits of the capital framework. Under the final rule, Ally’s stress capital buffer requirement is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. For a Category IV firm like Ally, the capital conservation buffer requirement comprises the stress capital buffer requirement. The capital conservation buffer requirement applicable to Ally’s depository-institution subsidiary, Ally Bank, continues to be a fixed 2.5%. Ally received its first preliminary stress capital buffer requirement from the FRB in June 2020, which was determined under this new methodology to be 3.5%. The 3.5% stress capital buffer requirement was finalized in August 2020, and became effective in October 2020. Ally received an updated preliminary stress capital buffer

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
requirement from the FRB in June 2022, which was determined to be 2.5%. The updated 2.5% stress capital buffer requirement was finalized in August 2022, and became effective on October 1, 2022.
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
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. While BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both September 30, 2022, and December 31, 2021, Ally Bank was well capitalized under the PCA framework.
Under FDICIA and the PCA framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Brokered deposits totaled $9.6 billion at September 30, 2022, which represented 6.6% of Ally Bank’s total deposits.
The following table summarizes our capital ratios under U.S. Basel III.

	September 30, 2022		December 31, 2021		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$14,441	9.30%	$15,143	10.34%	4.50%	(b)
Ally Bank	17,302	11.75	17,253	12.39	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$16,716	10.77%	$17,403	11.89%	6.00%	6.00%
Ally Bank	17,302	11.75	17,253	12.39	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$19,238	12.39%	$19,724	13.47%	8.00%	10.00%
Ally Bank	19,152	13.00	18,995	13.64	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$16,716	8.78%	$17,403	9.67%	4.00%	(b)
Ally Bank	17,302	9.62	17,253	10.12	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally was required to maintain a minimum capital conservation buffer of 3.5% at both September 30, 2022, and December 31, 2021, and Ally Bank was required to maintain a minimum capital conservation buffer of 2.5% at both September 30, 2022, and December 31, 2021. Beginning October 1, 2022, Ally’s capital conservation buffer requirement was reduced to 2.5%, reflecting its updated stress capital buffer requirement.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
On January 1, 2020, we adopted CECL, which is further described in Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K. In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
CECL on regulatory capital by allowing BHCs and banks, including Ally, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued an interim final rule that became effective for the first quarter of 2020 and that provided BHCs and banks with an alternative option to temporarily delay an estimate of the impact of CECL, relative to the incurred loss methodology for estimating the allowance for loan losses, on regulatory capital. The interim final rule was clarified and adjusted in a final rule that became effective in September 2020. We elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we deferred and began phasing in on January 1, 2022, was generally calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of September 30, 2022, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $887 million.
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
We submitted our 2021 capital plan on April 5, 2021, which included planned capital distributions to common stockholders through share repurchases and cash dividends and other capital actions over the nine-quarter planning horizon. On January 11, 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021 subject to restrictions imposed by the FRB. On July 12, 2021, our Board authorized an increase in the maximum amount of this stock-repurchase program, from $1.6 billion to $2.0 billion. During the second quarter of 2021, we issued $1.35 billion of Series B Preferred Stock and $1.0 billion of Series C Preferred Stock, both of which qualify as additional Tier 1 capital under U.S. Basel III. The proceeds from these issuances were used to redeem a portion of the Series 2 TRUPS then outstanding. Refer to Note 15 for additional details about these instruments and capital actions. In June 2021, we submitted an updated capital plan to the FRB reflecting these capital actions and increases in our stock-repurchase program and common-stock dividend. This updated capital plan was used by the FRB to recalculate Ally’s final stress capital buffer requirement, which was announced in August 2021 and remained unchanged at 3.5%. We submitted our 2022 capital plan to the FRB on April 5, 2022. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2022, which was determined to be 2.5%. The updated 2.5% stress capital buffer requirement was finalized in August 2022, and became effective on October 1, 2022.
On January 10, 2022, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of our common stock from time to time from the first quarter of 2022 through the fourth quarter of 2022 subject to restrictions imposed by the FRB, and an increase in our cash dividend on common stock from $0.25 per share for the fourth quarter of 2021 to $0.30 per share for the first quarter of 2022. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), impacts related to the COVID-19 pandemic, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time. During the nine months ended September 30, 2022, we repurchased $1.6 billion of common stock under our stock-repurchase program. Amid the current macroeconomic environment, we intend to minimize the amount of common-stock repurchases in the fourth quarter of 2022.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents information related to our common stock and distributions to our common stockholders.

	Common stock repurchased during period (a) (b)		Number of common shares outstanding		Cash dividends declared per common share (c)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2021
First quarter	$219	5,276	374,674	371,805	$0.19
Second quarter	502	9,641	371,805	362,639	0.19
Third quarter	679	13,055	362,639	349,599	0.25
Fourth quarter	594	12,046	349,599	337,941	0.25
2022
First quarter	$584	12,548	337,941	327,306	$0.30
Second quarter	600	15,031	327,306	312,781	0.30
Third quarter	415	12,468	312,781	300,335	0.30
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
(c)On October 10, 2022, our Board declared a quarterly cash dividend of $0.30 per share on all common stock, payable on November 15, 2022, to stockholders of record at the close of business on November 1, 2022. Refer to Note 25 for further information regarding this common-stock dividend.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the nine months ended September 30, 2022, or 2021.
We placed cash and noncash collateral totaling $2 million and $274 million, respectively, supporting our derivative positions at September 30, 2022, compared to $2 million and $203 million of cash and noncash collateral at December 31, 2021, in accounts maintained by counterparties. These amounts include noncash collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets. We granted our counterparties the right to sell or pledge the noncash collateral.
We received cash collateral from counterparties totaling $6 million and $4 million in accounts maintained by counterparties at September 30, 2022, and December 31, 2021, respectively. These amounts exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities.
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

	September 30, 2022			December 31, 2021
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$28,218	$—	$—	$17,039
Purchased options	3	—	450	—	—	—
Foreign exchange contracts
Forwards	5	—	142	—	2	171
Total derivatives designated as accounting hedges	8	—	28,810	—	2	17,210
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	1	—	108	1	—	223
Written options	—	2	127	5	2	580
Total interest rate risk	1	2	235	6	2	803
Foreign exchange contracts
Futures and forwards	2	—	141	—	1	154
Total foreign exchange risk	2	—	141	—	1	154
Credit contracts (a)
Other credit derivatives	—	46	n/a	—	56	n/a
Total credit risk	—	46	n/a	—	56	n/a
Equity contracts
Written options	—	—	—	—	1	2
Purchased options	—	—	—	1	—	—
Total equity risk	—	—	—	1	1	2
Total derivatives not designated as accounting hedges	3	48	376	7	60	959
Total derivatives	$11	$48	$29,186	$7	$62	$18,169
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $94 million and $119 million as of September 30, 2022, and December 31, 2021, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Assets
Available-for-sale securities (b)	$4,989	$5,119	$(189)	$(14)	$(153)	$(30)
Finance receivables and loans, net (c)	41,527	44,098	(658)	(37)	(66)	46
Liabilities
Long-term debt	$7,048	$7,213	$105	$110	$107	$110
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include the amortized cost basis and unallocated basis adjustments of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2022, and December 31, 2021, the amortized cost basis and unallocated basis adjustments of the closed portfolios used in these hedging relationships was $3.7 billion and $3.9 billion, respectively, of which $1.7 billion and $1.6 billion, respectively, represents the amortized cost basis and unallocated basis adjustments of closed portfolios designated in an active hedge relationship. At September 30, 2022, and December 31, 2021, the total cumulative basis adjustments associated with these hedging relationships was a $141 million liability and a $6 million liability, respectively, of which the portion related to discontinued hedging relationships was a $116 million liability and a $20 million liability, respectively. At September 30, 2022, and December 31, 2021, the notional amounts of the designated hedged items were $1.1 billion and $1.2 billion, respectively, with cumulative basis adjustments of a $25 million liability and a $14 million asset, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. Refer to Note 7 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)These amounts include the carrying value of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2022, and December 31, 2021, the carrying value of the closed portfolios used in these hedging relationships was $41.5 billion and $44.1 billion, respectively, of which $41.2 billion and $43.5 billion, respectively, represents the carrying value of closed portfolios designated in an active hedge relationship. At September 30, 2022, and December 31, 2021, the total cumulative basis adjustments associated with these hedging relationships was a $658 million liability and a $37 million liability, respectively, of which the portion related to discontinued hedging relationships was a $66 million liability and a $46 million asset, respectively. At September 30, 2022, and December 31, 2021, the notional amounts of the designated hedged items were $21.5 billion and $15.6 billion, respectively, with cumulative basis adjustments of a $592 million liability and an $82 million liability, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Gain (loss) recognized in earnings
Interest rate contracts
Gain (loss) on mortgage and automotive loans, net	$7	$(4)	$8	$(12)
Other income, net of losses	4	4	10	6
Total interest rate contracts	11	—	18	(6)
Foreign exchange contracts
Other operating expenses	9	3	11	(1)
Total foreign exchange contracts	9	3	11	(1)
Credit contracts
Other income, net of losses	—	(7)	(2)	(22)
Total credit contracts	—	(7)	(2)	(22)
Total gain (loss) recognized in earnings	$20	$(4)	$27	$(29)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables summarize the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Three months ended September 30, ($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$1	$(4)
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	(1)	4
Hedged available-for-sale securities	—	—	(97)	(34)	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	97	34	—	—	—	—
Hedged fixed-rate consumer automotive loans	(174)	(35)	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	174	35	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive income into income	5	12	—	—	—	—	—	—
Other hedged forecasted transactions
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	(1)	—
Total gain (loss) on cash flow hedging relationships	$5	$12	$—	$—	$—	$—	$(1)	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$2,120	$1,619	$218	$155	$567	$245	$194	$191

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on deposits		Interest on long-term debt
Nine months ended September 30, ($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$5	$69
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	(5)	(69)
Hedged available-for-sale securities	—	—	(186)	(51)	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	186	51	—	—	—	—
Hedged fixed-rate consumer automotive loans	(627)	(112)	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	627	112	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	(1)	—	—
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive income into income	16	52	—	—	—	—	—	—
Reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction being probable not to occur	—	4	—	—	—	—	—	—
Other hedged forecasted transactions
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	(1)	—
Total gain (loss) on cash flow hedging relationships	$16	$56	$—	$—	$—	$(1)	$(1)	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$5,676	$4,789	$609	$433	$1,041	$819	$563	$671
During the next 12 months, we estimate $19 million of gains will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following tables summarize the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended September 30, ($ in millions)	2022	2021	2022	2021	2022	2021
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$1	$1
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(1)	(3)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	4	(1)	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	—	(1)	—	—
Amortization of deferred loan basis adjustments	17	(11)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	36	(31)	—	—	—	—
Total gain (loss) on fair value hedging relationships	$53	$(42)	$4	$(2)	$—	$(2)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Nine months ended September 30, ($ in millions)	2022	2021	2022	2021	2022	2021
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$3	$3
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	1	3
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	(3)	(11)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	9	(4)	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	(1)	(5)	—	—
Amortization of deferred loan basis adjustments	6	(35)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	13	(93)	—	—	—	—
Total gain (loss) on fair value hedging relationships	$19	$(128)	$8	$(9)	$1	$(5)
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Interest rate contracts
Loss recognized in other comprehensive loss	$(4)	$(12)	$(15)	$(55)
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss and the Condensed Consolidated Statement of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Foreign exchange contracts (a) (b)
Gain (loss) recognized in other comprehensive loss	$10	$4	$11	$(1)
(a)There were no amounts excluded from effectiveness testing for the three months and nine months ended September 30, 2022, or 2021.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months and nine months ended September 30, 2022, or 2021.
20.    Income Taxes
We recognized total income tax expense from continuing operations of $117 million and $460 million for the three months and nine months ended September 30, 2022, respectively, compared to income tax expense of $195 million and $549 million for the same periods in 2021. The decreases in income tax expense for the three months and nine months ended September 30, 2022, compared to the same periods in 2021, were primarily due to the tax effects of a decrease in pretax earnings, partially offset by adjustments to the valuation allowance on foreign tax credit carryforwards.
The valuation allowance establishment during the three months and nine months ended September 30, 2022, was primarily driven by a reduction in forecasted foreign-sourced income caused by revised estimates from certain previously executed and forecasted securitization transactions. During the three months and nine months ended September 30, 2022, we lowered our income tax benefit from these securitization transactions by $27 million and $47 million, respectively, due to the recharacterization of certain income that was previously foreign-sourced income as domestically-sourced and higher interest expense assumptions. The valuation allowance release during the nine months ended September 30, 2021, was primarily driven by increases in forecasted foreign-sourced income related to our capacity to engage in certain securitization transactions and the market demand from investors related to these transactions, coupled with the anticipated timing of the forecasted expiration of foreign tax credit carryforwards, resulting in a nonrecurring tax benefit in the second quarter of 2021.
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
U.S. GAAP specifies a three-level hierarchy that is used when measuring and disclosing fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. The following is a description of the three hierarchy levels.
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
We also enter into interest rate lock commitments and forward commitments that are executed as part of our mortgage business, certain of which meet the accounting definition of a derivative and therefore are recorded as derivatives on our Condensed Consolidated Balance Sheet. Interest rate lock commitments are valued using internal pricing models with unobservable inputs, so they are classified as Level 3.
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

	Recurring fair value measurements
September 30, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$606	$—	$1	$607
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,999	—	—	1,999
U.S. States and political subdivisions	—	735	2	737
Foreign government	38	103	—	141
Agency mortgage-backed residential	—	16,675	—	16,675
Mortgage-backed residential	—	4,380	—	4,380
Agency mortgage-backed commercial	—	3,523	—	3,523
Asset-backed	—	467	—	467
Corporate debt	—	1,691	—	1,691
Total available-for-sale securities	2,037	27,574	2	29,613
Mortgage loans held-for-sale (c)	—	44	—	44
Finance receivables and loans, net
Consumer other (c)	—	—	6	6
Other assets
Derivative contracts in a receivable position
Interest rate	—	4	—	4
Foreign currency	—	7	—	7
Total derivative contracts in a receivable position	—	11	—	11
Total assets	$2,643	$27,629	$9	$30,281
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$—	$2	$2
Credit contracts	—	—	46	46
Total derivative contracts in a payable position	—	—	48	48
Total liabilities	$—	$—	$48	$48
(a)Our direct investment in any one industry did not exceed 15%.
(b)Excludes $40 million of equity securities that are measured at fair value using the net asset value practical expedient and therefore are not classified in the fair value hierarchy.
(c)Carried at fair value due to fair value option elections.

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

	Equity securities (a)		Available-for-sale securities		Mortgage loans held-for-sale (b) (c)		Finance receivables and loans, net (b)
($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Assets
Fair value at July 1,	$2	$9	$12	$7	$—	$97	$7	$8
Net realized/unrealized (losses) gains
Included in earnings	(1)	1	—	—	—	15	—	1
Included in OCI	—	—	—	—	—	—	—	—
Purchases	—	—	1	—	—	789	4	4
Sales	—	—	—	—	—	(799)	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	—	—	(11)	—	—	—	(5)	(5)
Transfers into Level 3	—	1	—	—	—	—	—	—
Transfers out of Level 3 (d)	—	—	—	—	—	(102)	—	—
Fair value at September 30,	$1	$11	$2	$7	$—	$—	$6	$8
Net unrealized gains still held at September 30,
Included in earnings	$—	$1	$—	$—	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—	—	—
(a)Net realized/unrealized (losses) gains are reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Carried at fair value due to fair value option elections.
(c)Net realized/unrealized gains are reported as gain on mortgage and automotive loans, net, in the Condensed Consolidated Statement of Comprehensive Income.
(d)During the three months ended September 30, 2021, mortgage loans held for sale were transferred out of Level 3 and into Level 2 of the fair value hierarchy. This transfer reflects that the underlying assets are valued based on observable prices in an active market for similar assets, and is deemed to have occurred at the end of the reporting period.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2022	2021
Liabilities
Fair value at July 1,	$50	$37
Net realized/unrealized (gains) losses
Included in earnings	(6)	12
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	—	1
Settlements	(2)	—
Transfers into Level 3	—	—
Transfers out of Level 3 (b) (c)	6	2
Fair value at September 30,	$48	$52
Net unrealized (gains) losses still held at September 30,
Included in earnings	$(1)	$10
Included in OCI	—	—
(a)Net realized/unrealized (gains) losses are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during the three months ended September 30, 2022.
(c)During the three months ended September 30, 2021, certain derivative assets were transferred out of Level 3 and into Level 2 of the fair value hierarchy. This transfer reflects that the underlying assets are valued based on observable prices in an active market for similar assets, and is deemed to have occurred at the end of the reporting period.

	Equity securities (a)		Available-for-sale securities		Mortgage loans held-for-sale (b) (c)		Finance receivables and loans, net (b) (d)
($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Assets
Fair value at January 1,	$9	$7	$9	$7	$—	$91	$7	$8
Net realized/unrealized gains (losses)
Included in earnings	1	5	—	—	—	64	(1)	2
Included in OCI	—	—	—	—	—	—	—	—
Purchases	—	—	4	—	—	2,640	12	12
Sales	(9)	(2)	—	—	—	(2,693)	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	—	—	(11)	—	—	—	(12)	(14)
Transfers into Level 3	—	1	—	—	—	—	—	—
Transfers out of Level 3 (e)	—	—	—	—	—	(102)	—	—
Fair value at September 30,	$1	$11	$2	$7	$—	$—	$6	$8
Net unrealized gains (losses) still held at September 30,
Included in earnings	$—	$5	$—	$—	$—	$—	$(1)	$—
Included in OCI	—	—	—	—	—	—	—	—
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2022	2021
Liabilities
Fair value at January 1,	$53	$12
Net realized/unrealized losses
Included in earnings	1	34
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	—	4
Settlements	(12)	—
Transfers into Level 3	—	—
Transfers out of Level 3 (b) (c)	6	2
Fair value at September 30,	$48	$52
Net unrealized (gains) losses still held at September 30,
Included in earnings	$(5)	$25
Included in OCI	—	—
(a)Net realized/unrealized (gains) losses are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during the nine months ended September 30, 2022.
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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at September 30, 2022, and December 31, 2021, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
September 30, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$765	$765	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Other	—	—	63	63	(67)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	63	63	(67)	n/m	(a)
Other assets
Nonmarketable equity investments	—	1	32	33	—	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	5	5	—	n/m	(a)
Total assets	$—	$1	$865	$866	$(67)	n/m
n/m = not meaningful
(a)We consider the applicable valuation allowance, allowance for loan losses, or cumulative adjustments to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation reserve, loan loss allowance, or cumulative adjustment.
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
n/m = not meaningful
(a)We consider the applicable valuation allowance, allowance for loan losses, or cumulative adjustments to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation reserve, loan loss allowance, or cumulative adjustment.
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at September 30, 2022, and December 31, 2021.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
September 30, 2022
Financial assets
Held-to-maturity securities	$1,084	$—	$903	$—	$903
Loans held-for-sale, net	764	—	—	764	764
Finance receivables and loans, net	128,839	—	—	130,628	130,628
FHLB/FRB stock (a)	1,010	—	1,010	—	1,010
Financial liabilities
Deposit liabilities	$38,507	$—	$—	$37,950	$37,950
Short-term borrowings	7,200	—	—	7,208	7,208
Long-term debt	16,628	—	10,933	6,151	17,084
December 31, 2021
Financial assets
Held-to-maturity securities	$1,170	$—	$1,204	$—	$1,204
Loans held-for-sale, net	469	—	—	469	469
Finance receivables and loans, net	118,994	—	—	126,044	126,044
FHLB/FRB stock (a)	738	—	738	—	738
Financial liabilities
Deposit liabilities	$40,953	$—	$—	$41,164	$41,164
Long-term debt	17,029	—	12,637	6,892	19,529
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At September 30, 2022, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 19.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
September 30, 2022
Assets
Derivative assets in net asset positions	$10	$—	$10	$—	$(6)	$4
Derivative assets with no offsetting arrangements	1	—	1	—	—	1
Total assets	$11	$—	$11	$—	$(6)	$5
Liabilities
Derivative liabilities in net liability positions	$—	$—	$—	$—	$—	$—
Derivative liabilities with no offsetting arrangements	48	—	48	—	—	48
Total liabilities	$48	$—	$48	$—	$—	$48
December 31, 2021
Assets
Derivative assets in net asset positions	$1	$—	$1	$(1)	$—	$—
Derivative assets with no offsetting arrangements	6	—	6	—	—	6
Total assets	$7	$—	$7	$(1)	$—	$6
Liabilities
Derivative liabilities in net liability positions	$3	$—	$3	$—	$(2)	$1
Derivative liabilities in net asset positions	1	—	1	(1)	—	—
Derivative liabilities with no offsetting arrangements	58	—	58	—	—	58
Total liabilities	$62	$—	$62	$(1)	$(2)	$59
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
We utilize an FTP methodology for the majority of our business operations. The FTP methodology assigns charge rates and credit rates to classes of assets and liabilities on a match funded basis, aligned with the expected duration and the benchmark rate curve plus an assumed credit spread. Match funding allocates interest income and interest expense to these reportable segments so their respective results are insulated from interest rate risk. This methodology is consistent with our ALM practices, which includes managing interest rate risk centrally at a corporate level. The net residual impact of the FTP methodology is included within the results of Corporate and Other.
The information presented in our reportable operating segments is based in part on internal allocations and methodologies, including a corporate overhead (COH) methodology, which involves management judgment. COH methodology is used for measuring the profit and loss of our reportable operating segments. We have various enterprise functions such as technology, marketing, finance, compliance, internal audit, and risk. Operating expenses from the enterprise functions are either directly allocated to the reportable operating segment, indirectly allocated to the reportable operating segment utilizing the COH methodology, or remain in Corporate and Other. COH methodology considers the reportable operating segment operating expense base and enterprise function expenses. The reportable operating segment expense base is used to determine the allocation mix. This mix is applied to the allocable expenses in Corporate and Other to determine the COH for the respective reportable operating segment. Allocable enterprise function costs are primarily technology and marketing expenses. Generally,

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
costs that remain within Corporate and Other that are not allocated to our reportable operating segments include marketing sponsorships, treasury and other corporate activities, and charitable contributions.
Financial information for our reportable operating segments is summarized as follows.

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2022
Net financing revenue and other interest income	$1,303	$24	$57	$80	$255	$1,719
Other revenue (loss)	74	236	7	54	(74)	297
Total net revenue	1,377	260	64	134	181	2,016
Provision for credit losses	328	—	2	13	95	438
Total noninterest expense	561	290	43	30	237	1,161
Income (loss) from continuing operations before income tax expense	$488	$(30)	$19	$91	$(151)	$417
Total assets	$109,114	$8,533	$19,862	$9,840	$41,291	$188,640
2021
Net financing revenue and other interest income	$1,329	$14	$36	$77	$138	$1,594
Other revenue	61	283	19	16	12	391
Total net revenue	1,390	297	55	93	150	1,985
Provision for credit losses	53	—	2	5	16	76
Total noninterest expense	512	273	47	27	143	1,002
Income (loss) from continuing operations before income tax expense	$825	$24	$6	$61	$(9)	$907
Total assets	$99,617	$9,354	$16,328	$6,729	$47,156	$179,184
(a)Net financing revenue and other interest income after the provision for credit losses totaled $1.3 billion and $1.5 billion for the three months ended September 30, 2022, and September 30, 2021, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2022
Net financing revenue and other interest income	$3,899	$61	$166	$240	$810	$5,176
Other revenue	214	664	25	97	51	1,051
Total net revenue	4,113	725	191	337	861	6,227
Provision for credit losses	660	—	2	27	220	909
Total noninterest expense	1,640	864	153	95	669	3,421
Income (loss) from continuing operations before income tax expense	$1,813	$(139)	$36	$215	$(28)	$1,897
Total assets	$109,114	$8,533	$19,862	$9,840	$41,291	$188,640
2021
Net financing revenue and other interest income	$3,868	$44	$82	$225	$294	$4,513
Other revenue	184	1,006	81	75	148	1,494
Total net revenue	4,052	1,050	163	300	442	6,007
Provision for credit losses	8	—	(2)	5	20	31
Total noninterest expense	1,499	798	136	86	501	3,020
Income (loss) from continuing operations before income tax expense	$2,545	$252	$29	$209	$(79)	$2,956
Total assets	$99,617	$9,354	$16,328	$6,729	$47,156	$179,184
(a)Net financing revenue and other interest income after the provision for credit losses totaled $4.3 billion and $4.5 billion for the nine months ended September 30, 2022, and September 30, 2021, respectively.
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
25.    Subsequent Events
Defined Pension Plan Settlement
On October 12, 2022, we settled the remainder of our qualified defined benefit pension plan. The settlement was completed through the purchase of an annuity contract from an independent insurance company for $103 million. The independent insurance company has assumed the obligation to pay the outstanding accrued benefits to the participants and beneficiaries of the plan. As a result of this action, in October 2022, we realized a loss of $99 million upon reclassification from accumulated other comprehensive loss, which included $50 million of compensation and benefits expense and $49 million of income tax expense. We expect to recognize additional insignificant expenses during the fourth quarter of 2022 within compensation and benefits expense related to the settlement of the plan.
Declaration of Common Dividend
On October 10, 2022, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend is payable on November 15, 2022, to stockholders of record at the close of business on November 1, 2022.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2022	2021	Favorable/(unfavorable) % change	2022	2021	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,377	$1,390	(1)	$4,113	$4,052	2
Insurance	260	297	(12)	725	1,050	(31)
Mortgage Finance	64	55	16	191	163	17
Corporate Finance	134	93	44	337	300	12
Corporate and Other	181	150	21	861	442	95
Total	$2,016	$1,985	2	$6,227	$6,007	4
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$488	$825	(41)	$1,813	$2,545	(29)
Insurance	(30)	24	n/m	(139)	252	(155)
Mortgage Finance	19	6	n/m	36	29	24
Corporate Finance	91	61	49	215	209	3
Corporate and Other	(151)	(9)	n/m	(28)	(79)	65
Total	$417	$907	(54)	$1,897	$2,956	(36)
n/m = not meaningful
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers and automotive retailers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles make us a premier automotive finance company. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automobile manufacturers and suppliers. We remain focused on meeting the needs of both our dealer and consumer customers and continuing to strengthen and expand upon our approximately 22,900 dealer relationships. We continue to identify and cultivate relationships with automotive retailers including those with leading eCommerce platforms. We also operate Clearlane, our online direct-lending platform, which provides a digital platform for consumers seeking direct financing. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Additionally, we provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
of deepening relationships with our dealership customers. Furthermore, our strong and expansive dealer relationships, comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. We have and continue to provide automobile financing for hybrid and battery-electric vehicles today, and are well positioned to remain a leader in automotive financing as we believe the majority of these vehicles will be sold through dealerships with whom we have an established relationship.
The Growth channel was established to focus on developing dealer relationships beyond those relationships that primarily were developed through our previous role as a captive finance company for GM and Stellantis. The Growth channel was expanded to include direct-to-consumer financing through Clearlane and other channels and our arrangements with online automotive retailers. We have established relationships with thousands of Growth channel dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. The success of the Growth channel has been a key enabler in evolving our business model from a focused captive finance company to a leading market competitor. In this channel, we currently have more than 16,000 dealer relationships, of which approximately 67% are franchised dealers (including brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda, and others), or used vehicle only retailers with a national presence.
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. We serve approximately 2.5 million consumers nationwide across F&I and P&C products. In addition, we offer F&I products in Canada, where we serve more than 400,000 consumers and are the VSC and other protection plan provider for GM Canada and VSC provider for Subaru Canada. Additionally, during the third quarter of 2022, we entered into a long-term commitment to continue as the preferred VSC and protection plan provider for GM Canada.
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
Through our direct-to-consumer channel, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party fulfillment provider. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo and LMI mortgages are originated as held-for-investment. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April 2019, we announced a strategic partnership with BMC, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, BMC conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. This partnership with BMC limits operational volatility as the mortgage industry continues to evolve in the current interest rate environment. During the nine months ended September 30, 2022, we originated $3.1 billion of mortgage loans through our direct-to-consumer channel. During 2018, we made a strategic equity investment in the parent of BMC (BMC Holdco) that was subsequently increased in 2019 and 2020. This investment is recognized as a nonmarketable equity investment within other assets of our Condensed Consolidated Balance Sheet and is included in Corporate and Other. Refer to the Market Risk section of this MD&A and Note 11 to the Condensed Consolidated Financial Statements for more information.
Through the bulk loan channel, we purchase loans from several qualified sellers including direct originators and large aggregators who have the financial capacity to support strong representations and warranties and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the nine months ended September 30, 2022, we purchased $2.8 billion of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Finance business provides asset managers with facilities to partially fund their direct-lending activities. We also offer a commercial real estate product to serve companies in the healthcare industry.
•Corporate and Other primarily consists of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes activity related to certain equity investments, which primarily consist of FHLB and FRB stock as well as other strategic investments, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, CRA loans and related investments, and reclassifications and eliminations between the reportable operating segments. Additionally, Corporate and Other includes costs that are not allocated to our reportable operating segments as part of our COH methodology, which involves management judgment.
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
Information related to our point-of-sale financing business, Ally Lending, is also included within Corporate and Other. Ally Lending currently serves medical and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. The home improvement vertical, which was launched in the second quarter of 2020, had originations of $367 million during the third quarter of 2022 and now represents approximately 62% of new originations, and is expected to grow. Point-of-sale lending broadens our capabilities, and expands our product offering into consumer unsecured lending, all while helping to further meet the financial needs of our customers.
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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2022	2021	Favorable/(unfavorable) % change	2022	2021	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,761	$2,177	27	$7,522	$6,396	18
Total interest expense	804	444	(81)	1,672	1,499	(12)
Net depreciation expense on operating lease assets	238	139	(71)	674	384	(76)
Net financing revenue and other interest income	1,719	1,594	8	5,176	4,513	15
Other revenue
Insurance premiums and service revenue earned	289	279	4	849	837	1
Gain on mortgage and automotive loans, net	10	18	(44)	28	73	(62)
Loss on extinguishment of debt	—	(52)	100	—	(126)	100
Other (loss) gain on investments, net	(54)	24	n/m	(173)	212	(182)
Other income, net of losses	52	122	(57)	347	498	(30)
Total other revenue	297	391	(24)	1,051	1,494	(30)
Total net revenue	2,016	1,985	2	6,227	6,007	4
Provision for credit losses	438	76	n/m	909	31	n/m
Noninterest expense
Compensation and benefits expense	467	389	(20)	1,397	1,230	(14)
Insurance losses and loss adjustment expenses	70	69	(1)	217	206	(5)
Other operating expenses	624	544	(15)	1,807	1,584	(14)
Total noninterest expense	1,161	1,002	(16)	3,421	3,020	(13)
Income from continuing operations before income tax expense	417	907	(54)	1,897	2,956	(36)
Income tax expense from continuing operations	117	195	40	460	549	16
Net income from continuing operations	$300	$712	(58)	$1,437	$2,407	(40)
Financial ratios:
Return on average assets (a)	0.64%	1.58%	n/m	1.05%	1.78%	n/m
Return on average equity (a)	8.36%	16.00%	n/m	12.86%	19.58%	n/m
Equity to assets (a)	7.60%	9.85%	n/m	8.13%	9.10%	n/m
Common dividend payout ratio (b)	34.09%	13.16%	n/m	21.43%	9.75%	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
We earned net income from continuing operations of $300 million and $1.4 billion for the three months and nine months ended September 30, 2022, respectively, compared to $712 million and $2.4 billion for the three months and nine months ended September 30, 2021. During the three months and nine months ended September 30, 2022, results were favorably impacted by higher net financing revenue and other interest income, as well as lower loss on extinguishment of debt. These items were more than offset by higher provision for credit losses, noninterest expense, and unrealized losses on investments for the three months and nine months ended September 30, 2022.
Net financing revenue and other interest income increased $125 million and $663 million for the three months and nine months ended September 30, 2022, respectively, as compared to the three months and nine months ended September 30, 2021. Consumer automotive revenue increased as higher average consumer assets contributed to the increase in revenue resulting from growth in the used-vehicle portfolio, primarily through franchised dealers, as well as increases in portfolio yields. The increases were also impacted by the acquisition of Ally Credit Card in December 2021. We experienced higher interest expense for the three months and nine months ended September 30, 2022, as compared to the same periods in 2021, driven by higher benchmark interest rates. Within our Automotive Finance operations, total net operating lease revenue decreased $95 million and $241 million for the three months and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, driven by an increase in depreciation expense resulting from a declining impact of

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
downward adjustments to the rate of depreciation enacted in prior years, as well as a decrease in remarketing performance due to the continued shift in off-lease disposition channel mix with lessee and dealer buyouts increasing from the prior year. These decreases were partially offset by an increase in gross operating lease revenue driven by higher vehicle prices.
We incurred other loss on investments of $54 million and $173 million for the three months and nine months ended, September 30, 2022, respectively, compared to gains of $24 million and $212 million for the three months and nine months ended September 30, 2021. The decrease for the three months ended September 30, 2022, as compared to the same period in 2021, was primarily driven by elevated realized gains from the sale of available-for-sale securities and equity securities during the three months ended September 30, 2021, that did not reoccur. The decrease for the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily driven by $263 million of unrealized equity mark-to-market losses, as compared to results from the nine months ended September 30, 2021, which included $29 million of unrealized losses.
Other income, net of losses decreased $70 million and $151 million for the three months and nine months ended September 30, 2022, respectively, as compared to the three months and nine months ended September 30, 2021. The decreases for the three months and nine months ended September 30, 2022, compared to the same periods in 2021, were primarily due to net downward adjustments (including impairment) of $137 million and $139 million related to equity investments without a readily determinable fair value during the three months and nine months ended September 30, 2022, respectively, compared to net upward adjustments of $1 million and $82 million during the three months and nine months ended September 30, 2021. Refer to Note 11 to the Condensed Consolidated Financial Statements for further information. The decreases were partially offset by the loss on extinguishment of debt during the three months and nine months ended September 30, 2021.
The provision for credit losses increased $362 million and $878 million for the three months and nine months ended September 30, 2022, respectively, compared to the three months and nine months ended September 30, 2021. The increases in provision for credit losses for the three months and nine months ended September 30, 2022, were primarily driven by higher net charge-offs as credit continued to normalize during the three and nine months ended September 30, 2022, as well as reserve reductions during the three months and nine months ended September 30, 2021, associated with improvements to the macroeconomic environment following the onset of the COVID-19 pandemic. Additionally, provision expense for the three months and nine months ended September 30, 2022, includes net charge-offs and portfolio growth related to Ally Credit Card, following our acquisition in December 2021. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense was $1.2 billion and $3.4 billion for the three months and nine months ended September 30, 2022, respectively, compared to $1.0 billion and $3.0 billion for the three months and nine months ended September 30, 2021. The increases for the three months and nine months ended September 30, 2022, were driven by increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products.
We recognized total income tax expense from continuing operations of $117 million and $460 million for the three months and nine months ended September 30, 2022, respectively, compared to income tax expense of $195 million and $549 million for the same periods in 2021. The decreases in income tax expense for the three months and nine months ended September 30, 2022, compared to the same periods in 2021, were primarily due to the tax effects of a decrease in pretax earnings, partially offset by adjustments to the valuation allowance on foreign tax credit carryforwards. Refer to Note 20 to the Condensed Consolidated Financial Statements for further information.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2022	2021	Favorable/(unfavorable) % change	2022	2021	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,461	$1,320	11	$4,125	$3,859	7
Commercial	189	112	69	460	398	16
Operating leases	397	393	1	1,196	1,147	4
Total financing revenue and other interest income	2,047	1,825	12	5,781	5,404	7
Interest expense	506	357	(42)	1,208	1,152	(5)
Net depreciation expense on operating lease assets (a)	238	139	(71)	674	384	(76)
Net financing revenue and other interest income	1,303	1,329	(2)	3,899	3,868	1
Other revenue
Gain on automotive loans, net	3	—	n/m	3	—	n/m
Other income	71	61	16	211	184	15
Total other revenue	74	61	21	214	184	16
Total net revenue	1,377	1,390	(1)	4,113	4,052	2
Provision for credit losses	328	53	n/m	660	8	n/m
Noninterest expense
Compensation and benefits expense	155	136	(14)	475	425	(12)
Other operating expenses	406	376	(8)	1,165	1,074	(8)
Total noninterest expense	561	512	(10)	1,640	1,499	(9)
Income from continuing operations before income tax expense	$488	$825	(41)	$1,813	$2,545	(29)
Total assets	$109,114	$99,617	10	$109,114	$99,617	10
n/m = not meaningful
(a)Includes net remarketing gains of $39 million and $139 million for the three months and nine months ended September 30, 2022, respectively, compared to $86 million and $278 million for the three months and nine months ended September 30, 2021.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $488 million and $1.8 billion for the three months and nine months ended September 30, 2022, respectively, compared to $825 million and $2.5 billion for the three months and nine months ended September 30, 2021. For the three months and nine months ended September 30, 2022, the decreases were primarily due to higher provision for credit losses, higher net depreciation expense on operating lease assets, and higher noninterest expense, partially offset by higher financing revenue.
Consumer automotive loan financing revenue increased $141 million and $266 million for the three months and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Higher average consumer assets contributed to the increase in revenue resulting from growth in the used-vehicle portfolio, primarily through franchised dealers, as well as increases in portfolio yields.
Commercial loan financing revenue increased $77 million and $62 million for the three months and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increases were primarily due to higher yields from higher benchmark interest rates. The increase for the nine months ended September 30, 2022, was partially offset by lower average outstanding wholesale floorplan receivable balances resulting from lower new vehicle supply.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Interest expense was $506 million and $1.2 billion for the three months and nine months ended September 30, 2022, respectively, compared to $357 million and $1.2 billion for the three months and nine months ended September 30, 2021. The increases for the three months and nine months ended September 30, 2022, were primarily due to market and industry dynamics, which drove an increase in our deposit rates and other funding costs.
Total noninterest expense increased $49 million and $141 million for the three months and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increases were primarily due to higher overhead expense, as well as compensation and benefits expense, which increased primarily due to higher headcount to support the growth of the business.
Total net operating lease revenue decreased $95 million and $241 million for the three months and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. We recognized remarketing gains of $39 million and $139 million for the three months and nine months ended September 30, 2022, respectively, compared to remarketing gains of $86 million and $278 million for the three months and nine months ended September 30, 2021, while depreciation expense on operating lease assets increased $52 million and $151 million for the three months and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decreases in net operating lease revenue were primarily driven by an increase in depreciation expense resulting from a declining impact of downward adjustments to the rate of depreciation enacted in prior years, as well as a decrease in remarketing performance due to the continued shift in off-lease disposition channel mix with lessee and dealer buyouts increasing from the prior year. These decreases were partially offset by an increase in gross operating lease revenue driven by higher vehicle prices. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses increased $275 million and $652 million for the three months and nine months ended September 30, 2022, respectively, compared to the three months and nine months ended September 30, 2021. The increases in provision for credit losses were primarily driven by higher net charge-offs during the three months and nine months ended September 30, 2022, as well as reserve reductions during the three months and nine months ended September 30, 2021, associated with improvements to the macroeconomic environment following the onset of the COVID-19 pandemic. Additionally, provision was impacted by $19 million in additional reserves associated with the estimated impacts of Hurricane Ian for the three months ended September 30, 2022, as well as reserve increases associated with portfolio growth in our consumer automotive portfolio for the nine months ended September 30, 2022. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$82,360	7.29%	$76,557	6.62%	$80,108	6.92%	$74,918	6.66%
Commercial
Wholesale floorplan (d)	10,886	5.03	8,849	3.18	11,282	3.80	11,737	3.22
Other commercial automotive (e)	5,059	4.33	5,038	4.16	4,904	4.21	5,423	4.24
Investment in operating leases, net (f)	10,588	5.98	10,919	9.21	10,693	6.54	10,372	9.83
(a)Average balances are calculated using an average daily balance methodology.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.
(c)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 7.04% and 6.88% for the three months and nine months ended September 30, 2022, respectively, and 6.84% and 6.89% for the three months and nine months ended September 30, 2021.
(d)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 4.85% and 3.62% for the three months and nine months ended September 30, 2022, respectively, and 2.65% and 2.58% for the three months and nine months ended September 30, 2021.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes net gains on the sale of off-lease vehicles of $39 million and $139 million for the three months and nine months ended September 30, 2022, respectively, compared to $86 million and $278 million for the three months and nine months ended September 30, 2021. Excluding these gains and losses on sale, the yield was 4.52% and 4.80% for the three months and nine months ended September 30, 2022, respectively, and 6.09% and 6.24% for the three months and nine months ended September 30, 2021.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased 20 basis points and decreased 1 basis point for the three months and nine months ended September 30, 2022, respectively, relative to the same periods in 2021. The increase for the three months ended September 30, 2022, was primarily due to higher benchmark interest rates. The decrease for the nine months ended September 30, 2022, was primarily driven by increased prepayment activity. Our portfolio yield for consumer automotive loans including the effects of derivative financial instruments designated as hedges were 25 basis points and 4 basis points higher than our portfolio yield for consumer automotive loans excluding the effects of derivative financial instruments designated as hedges for the three months and nine months ended September 30, 2022, respectively. This is attributable to the successful execution of hedging strategies that are used to mitigate interest rate risks. Refer to Note 19 to the Condensed Consolidated Financial Statements for further discussion.
Our portfolio yield for investment in operating leases, net, including net gains on the sale of off-lease vehicles, decreased approximately 323 and 329 basis points to 5.98% and 6.54% for the three months and nine months ended September 30, 2022, respectively, as compared to 9.21% and 9.83% for the three months and nine months ended September 30, 2021. These declines were due to a decrease in remarketing performance due to the continued shift in off-lease disposition channel mix with lessee and dealer buyouts increasing from the prior year. The shift in off-lease vehicle disposition mix is expected to continue in the near term and may limit our ability to optimize remarketing proceeds. Refer to the section titled Operating Lease Residual Risk Management within this MD&A for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
The following table presents retail loan originations by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended September 30, 2022
S	$1.8	23	742	$1.2	35	744
A	3.9	49	687	1.8	53	687
B	1.6	20	649	0.4	12	655
C	0.4	6	607	—	—	633
D	0.1	1	566	—	—	631
E	0.1	1	548	—	—	550
Total retail originations	$7.9	100	684	$3.4	100	699
Three months ended September 30, 2021
S	$1.5	19	738	$1.1	33	742
A	4.0	51	682	1.7	52	683
B	1.8	24	647	0.5	15	650
C	0.5	6	612	—	—	621
Total retail originations	$7.8	100	679	$3.3	100	694
Nine months ended September 30, 2022
S	$5.2	21	741	$3.2	33	744
A	12.2	50	685	5.1	53	685
B	5.3	22	648	1.2	13	653
C	1.3	4	610	0.1	1	629
D	0.4	2	568	—	—	600
E	0.2	1	553	—	—	541
Total retail originations	$24.6	100	682	$9.6	100	698
Nine months ended September 30, 2021
S	$4.1	20	736	$3.4	33	738
A	10.4	50	682	5.2	51	680
B	5.1	25	648	1.5	15	650
C	0.9	4	608	0.1	1	613
D	0.2	1	563	—	—	583
E	0.1	—	544	—	—	567
Total retail originations	$20.8	100	679	$10.2	100	693
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total retail loan originations, in dollars, by the loan term in months.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
0–71	14%	14%	14%	15%
72–75	63	66	65	66
76 +	23	20	21	19
Total retail originations	100%	100%	100%	100%
Retail originations with a term of 76 months or more represented 23% and 21% of total retail originations for the three months and nine months ended September 30, 2022, respectively, compared to 20% and 19% for the three months and nine months ended September 30, 2021. Substantially all the loans originated with a term of 76 months or more during the three months and nine months ended September 30, 2022, and 2021, were considered to be prime and in credit tiers S, A, or B.
The following table presents the percentage of total outstanding retail loans by origination year.

September 30,	2022	2021
Pre-2018	3%	10%
2018	5	10
2019	9	18
2020	15	25
2021	31	37
2022	37	—
Total retail	100%	100%
The following tables present the total retail loan and operating lease origination dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2022	2021	2022	2021
Used retail	$7,857	$7,809	64	64
New retail	3,403	3,216	27	26
Lease	1,076	1,260	9	10
Total consumer automotive financing originations (a)	$12,336	$12,285	100	100
(a)Includes CSG originations of $1.5 billion and $1.1 billion for the three months ended September 30, 2022, and 2021, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2022	2021	2022	2021
Used retail	$24,584	$20,783	66	59
New retail	9,617	10,163	26	29
Lease	2,948	4,441	8	12
Total consumer automotive financing originations (a)	$37,149	$35,387	100	100
(a)Includes CSG originations of $4.2 billion and $3.4 billion for the nine months ended September 30, 2022, and 2021, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2022	2021	2022	2021
Growth channel	$6,914	$6,738	56	55
Stellantis dealers	2,757	3,076	22	25
GM dealers	2,665	2,471	22	20
Total consumer automotive financing originations	$12,336	$12,285	100	100

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2022	2021	2022	2021
Growth channel	$21,031	$18,835	57	53
Stellantis dealers	8,348	9,224	22	26
GM dealers	7,770	7,328	21	21
Total consumer automotive financing originations	$37,149	$35,387	100	100
Total consumer automotive loan and operating lease originations increased $51 million and $1.8 billion for the three months and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increases were primarily driven by continued momentum in used-vehicle lending and higher financed transaction amounts, partially offset by decreased application flow.
We have included origination metrics by loan term and FICO® Score within this MD&A. In addition, we employ our own risk evaluation, including proprietary risk models, in evaluating credit risk, as described in the section titled Automotive Financing Volume—Acquisition and Underwriting within the MD&A in our 2021 Annual Report on Form 10-K.
The following tables present the percentage of retail loan and operating lease originations, in dollars, by FICO® Score and product type. We define prime consumer automotive loans primarily as those loans with a FICO® Score at origination of 620 or greater.

	Used retail		New retail		Lease
Three months ended September 30,	2022	2021	2022	2021	2022	2021
760 +	14%	11%	14%	14%	48%	46%
720–759	13	12	12	12	18	19
660–719	33	34	35	33	23	23
620–659	24	27	21	24	7	9
540–619	10	11	3	5	2	2
< 540	2	2	—	—	—	—
Unscored (a)	4	3	15	12	2	1
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.

	Used retail		New retail		Lease
Nine months ended September 30,	2022	2021	2022	2021	2022	2021
760 +	13%	11%	14%	13%	46%	43%
720–759	12	11	12	12	18	19
660–719	34	35	33	33	23	25
620–659	25	27	22	24	9	10
540–619	10	11	4	5	2	2
< 540	2	2	—	—	—	—
Unscored (a)	4	3	15	13	2	1
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 9% of total consumer loan and operating lease originations for each of the three months and nine months ended September 30, 2022, and 2021. Consumer loans and operating leases with FICO® Scores of less than 540 represented 2% and 1% of total originations for the three months and nine months ended September 30, 2022, respectively, compared to 1% for both the three months and nine months ended September 30, 2021. Nonprime applications are subject to more stringent underwriting criteria (for example, minimum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. The carrying value of our held-for-investment nonprime consumer automotive loans before allowance for loan losses was $9.1 billion, or approximately 10.9%, of our total consumer automotive loans at September 30, 2022, as compared to $8.8 billion, or approximately 11.3% of our total consumer automotive loans at December 31, 2021. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
During the first quarter of 2022, we expanded our relationship with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we increased our committed facility from a maximum of $4.0 billion to a maximum of $5.0 billion to support our continued efforts to optimize risk-adjusted returns. This commitment is effective for 365 days. As part of the agreement, we purchase finance receivables meeting certain prescribed eligibility requirements on a periodic basis from Carvana. We also have the opportunity to purchase additional contracts from Carvana on an ad-hoc basis that may fall outside of the prescribed eligibility requirements utilized within the recurring pools. The risk profile of the contractual purchases is similar to the volume we fund through other dealer-facing channels. All the finance receivables purchased through this channel are used vehicles, and are included in the Growth channel in our consumer origination metrics. To date, finance receivables purchased from Carvana have exhibited (1) favorable delinquency and loss performance, as compared to original expectations assumed at the time of purchase and (2) consistent delinquency and loss performance compared to loans with similar credit characteristics acquired through our indirect dealer channel. Consumer finance receivables sourced from Carvana represented 7% of our total consumer automotive finance receivables as of September 30, 2022.
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

	Average balance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Used vehicles	44%	44%	48%	31%
Stellantis new vehicles	32	29	30	32
GM new vehicles	16	16	15	22
Growth new vehicles	8	11	7	15
Total	100%	100%	100%	100%
Total commercial wholesale finance receivables	$10,886	$8,849	$11,282	$11,737
Average commercial wholesale financing receivables outstanding increased $2.0 billion during the three months ended September 30, 2022, and decreased $455 million during the nine months ended September 30, 2022, as compared to the same periods in 2021. The increase for the three months ended September 30, 2022, was primarily driven by increases in dealer inventory levels and higher average vehicle values. The decrease for the nine months ended September 30, 2022, was primarily due to a reduction in the number of GM dealer relationships due to the competitive environment across the automotive lending market. The decrease was also impacted by lower dealer inventory levels, driven by strong consumer demand for vehicles that outpaced lower automotive production levels due to the continued global supply chain constraints, which was partially offset by an increase in average vehicle values. Dealer inventory levels are dependent on a number of factors, including manufacturer production schedules and vehicle mix, sales incentives, and industry sales. Manufacturer production and corresponding dealer stock levels, as well as dealer penetration levels, may continue to influence our future wholesale balances. While the severity and duration of these supply chain disruptions is not currently clear, we anticipate this will continue to limit the growth in commercial wholesale finance receivables throughout 2022 and into 2023 commensurate with lower dealer inventory levels.
During the third quarter of 2022, we decreased Carvana’s commercial line of credit to a total of $2.2 billion and concurrently amended the existing participation agreement for a total of $200 million. The amended participation agreement met the requirements for derecognition and therefore all outstanding amounts under this $200 million agreement will be excluded from finance receivables and loans on our Condensed Consolidated Balance Sheet. The $2.2 billion line of credit and related $200 million participation agreement are scheduled to terminate in the third quarter of 2023. The credit line will revert to $2.0 billion thereafter, with a scheduled maturity in the first quarter of 2024. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. At September 30, 2022, Carvana’s wholesale floorplan assets outstanding balance was $523 million, net of $52 million attributable to the third-party participation agreement.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans increased $21 million and decreased $519 million for the three months and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, to an average of $5.1 billion and $4.9 billion for the three months and nine months ended September 30, 2022, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2022	2021	Favorable/(unfavorable) % change	2022	2021	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$289	$279	4	$849	$837	1
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	24	14	71	61	44	39
Other (loss) gain on investments, net (b)	(56)	1	n/m	(197)	160	n/m
Other income	3	3	—	12	9	33
Total insurance premiums and other income	260	297	(12)	725	1,050	(31)
Expense
Insurance losses and loss adjustment expenses	70	69	(1)	217	206	(5)
Acquisition and underwriting expense
Compensation and benefits expense	26	23	(13)	78	69	(13)
Insurance commissions expense	152	142	(7)	452	416	(9)
Other expenses	42	39	(8)	117	107	(9)
Total acquisition and underwriting expense	220	204	(8)	647	592	(9)
Total expense	290	273	(6)	864	798	(8)
(Loss) income from continuing operations before income tax expense	$(30)	$24	n/m	$(139)	$252	(155)
Total assets	$8,533	$9,354	(9)	$8,533	$9,354	(9)
Insurance premiums and service revenue written	$291	$295	(1)	$818	$929	(12)
Combined ratio (c)	98.7%	96.4%		100.3%	94.2%
n/m = not meaningful
(a)Includes interest expense of $7 million and $30 million for the three months and nine months ended September 30, 2022, respectively, and $15 million and $43 million for the three months and nine months ended September 30, 2021.
(b)Includes net unrealized losses on equity securities of $62 million and $259 million for the three months and nine months ended September 30, 2022, respectively, and net unrealized losses on equity securities of $65 million and $34 million for the three months and nine months ended September 30, 2021.
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
Our Insurance operations incurred a loss from continuing operations before income tax expense of $30 million and $139 million for the three months and nine months ended September 30, 2022, respectively, compared to income earned of $24 million and $252 million for the three months and nine months ended September 30, 2021. The decrease for the three months ended September 30, 2022, was primarily due to lower levels of realized investment gains driven by broader equity market performance, as compared to the same period in 2021. The decrease for the nine months ended September 30, 2022, was primarily driven by higher unrealized losses on equity securities, as compared to the same period in 2021.
Insurance premiums and service revenue earned was $289 million and $849 million for the three months and nine months ended September 30, 2022, respectively, compared to $279 million and $837 million for the three months and nine months ended September 30, 2021. For the three months ended September 30, 2022, the increase was driven by higher F&I earned premium of $5 million primarily related to VSCs and higher P&C revenues driven by higher dealer vehicle inventory exposure and growth in other dealer-related products. For the nine months ended September 30, 2022, the increase was driven by higher F&I earned premium of $17 million primarily related to VSCs and higher P&C revenues driven by growth in other dealer-related products, partially offset by lower P&C premiums driven by lower industry-wide dealer vehicle levels as a result of supply chain disruptions.
Other loss on investments, net was $56 million and $197 million for the three months and nine months ended September 30, 2022, respectively, compared to other gain on investments, net of $1 million and $160 million for the same periods in 2021. The decreases for the three months and nine months ended September 30, 2022, were primarily attributable to elevated realized capital gains from equity securities

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
during the three months and nine months ended September 30, 2021, that did not reoccur. Additionally, results are inclusive of $62 million and $259 million of unrealized equity mark-to-market losses, as compared to results from the three months and nine months ended September 30, 2021, which included $65 million and $34 million, respectively, of unrealized losses driven by broader equity market performance.
Insurance losses and loss adjustment expenses totaled $70 million and $217 million for the three months and nine months ended September 30, 2022, respectively, compared to $69 million and $206 million for the same periods in 2021. The increase for the nine months ended September 30, 2022, was primarily driven by higher VSC and other F&I service contract losses, volume growth in other ancillary P&C products, and higher weather-related losses within our vehicle inventory insurance program including the estimated impact of $4 million related to Hurricane Ian during the three months ended September 30, 2022. These increases were partially offset by lower GAP claims as a result of higher used vehicle values. In April 2022, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related loss. Our weather-related losses during the three months ended September 30, 2022, were $8 million, inclusive of the estimated impacts of Hurricane Ian, and based on such amounts we did not cede weather-related losses for the three months ended September 30, 2022, pursuant to our reinsurance agreement.
Total acquisition and underwriting expense increased $16 million and $55 million for the three months and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The changes were primarily due to an increase in insurance commission expense, commensurate with higher earned premiums from our F&I products and higher incentive program expense driven by favorable F&I loss performance. Acquisition and underwriting expenses also increased as a result of higher compensation and benefits expense and business support costs.
Our combined ratio was 98.7% and 100.3% for the three months and nine months ended September 30, 2022, respectively, compared to 96.4% and 94.2% for the three months and nine months ended September 30, 2021. The increases for the three months and nine months ended September 30, 2022, were primarily driven by higher acquisition and underwriting expense. The increase for the nine months ended September 30, 2022, was also driven by lower industry dealer inventory levels impacting our P&C exposure.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Finance and insurance products
Vehicle service contracts	$185	$201	$544	$660
Guaranteed asset protection and other finance and insurance products (a)	48	41	126	125
Total finance and insurance products	233	242	670	785
Property and casualty insurance (b)	58	53	148	144
Total	$291	$295	$818	$929
(a)Other financial and insurance products include VMCs, ClearGuard, and other ancillary products.
(b)P&C insurance include vehicle inventory insurance and dealer ancillary products.
Insurance premiums and service revenue written was $291 million and $818 million for the three months and nine months ended September 30, 2022, respectively, compared to $295 million and $929 million for the same periods in 2021. The decreases for the three months and nine months ended September 30, 2022, were primarily due to lower F&I volume commensurate with lower industry retail sales and a shift in VSC product mix toward dealer reinsurance structures. These decreases were partially offset by growth in other P&C dealer-related products, which also more than offset declines in P&C vehicle inventory insurance premiums for the nine months ended September 30, 2022, related to lower industry vehicle inventory levels that resulted from supply chain disruptions.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents
Noninterest-bearing cash	$158	$173
Interest-bearing cash	321	549
Total cash and cash equivalents	479	722
Equity securities	636	1,085
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	482	255
U.S. States and political subdivisions	457	526
Foreign government	141	157
Agency mortgage-backed residential	1,036	703
Mortgage-backed residential	239	195
Corporate debt	1,691	1,887
Total available-for-sale securities	4,046	3,723
Total cash, cash equivalents, and securities	$5,161	$5,530
In addition to these cash and investment securities, the Insurance segment has an interest-bearing intercompany arrangement with Corporate and Other, callable on demand. The intercompany loan balance due to Insurance was $390 million and $923 million at September 30, 2022, and December 31, 2021, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2022	2021	Favorable/(unfavorable) % change	2022	2021	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$151	$106	42	$420	$288	46
Interest expense	94	70	(34)	254	206	(23)
Net financing revenue and other interest income	57	36	58	166	82	102
Gain on mortgage loans, net	7	18	(61)	25	73	(66)
Other income, net of losses	—	1	(100)	—	8	(100)
Total other revenue	7	19	(63)	25	81	(69)
Total net revenue	64	55	16	191	163	17
Provision for credit losses	2	2	—	2	(2)	n/m
Noninterest expense
Compensation and benefits expense	5	5	—	17	16	(6)
Other operating expenses	38	42	10	136	120	(13)
Total noninterest expense	43	47	9	153	136	(13)
Income from continuing operations before income tax expense	$19	$6	n/m	$36	$29	24
Total assets	$19,862	$16,328	22	$19,862	$16,328	22
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $19 million and $36 million for the three months and nine months ended September 30, 2022, respectively, compared to $6 million and $29 million for the three months and nine months ended September 30, 2021. The increases for the three months and nine months ended September 30, 2022, were primarily driven by higher net financing revenue and other interest income, partially offset by lower net gains on the sale of mortgage loans. For the nine months ended September 30, 2022, the increase was also partially offset by higher noninterest expense.
Net financing revenue and other interest income was $57 million and $166 million for the three months and nine months ended September 30, 2022, respectively, compared to $36 million and $82 million for the three months and nine months ended September 30, 2021. The increases in net financing revenue and other interest income for the three months and nine months ended September 30, 2022, were primarily due to higher asset balances and lower prepayment activity, driven by a higher interest rate environment, which resulted in lower premium amortization. Premium amortization was $3 million and $17 million for the three months and nine months ended September 30, 2022, respectively, compared to $18 million and $77 million for the three months and nine months ended September 30, 2021. During the three months and nine months ended September 30, 2022, we purchased $1.1 billion and $2.8 billion of mortgage loans that were originated by third parties, respectively, compared to $1.2 billion and $3.1 billion for the three months and nine months ended September 30, 2021. We originated $105 million and $1.1 billion of mortgage loans held-for-investment during the three months and nine months ended September 30, 2022, respectively, compared to $2.8 billion and $4.9 billion during the three months and nine months ended September 30, 2021.
Gain on sale of mortgage loans, net, was $7 million and $25 million for the three months and nine months ended September 30, 2022, respectively, compared to $18 million and $73 million for the three months and nine months ended September 30, 2021. The decreases were attributable to lower margins and lower volume on direct-to-consumer mortgage originations and the subsequent sale of these loans to our fulfillment provider. We originated $415 million and $2.0 billion of loans held-for-sale during the three months and nine months ended September 30, 2022, respectively, compared to $788 million and $2.6 billion during the three months and nine months ended September 30, 2021.
The provision for credit losses increased $4 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in provision for credit losses for the nine months ended September 30, 2022, was primarily driven by reserve increases associated with portfolio growth, as total assets grew 22% from the prior year, which more than offset net recoveries for the period. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Total noninterest expense was $43 million and $153 million for the three months and nine months ended September 30, 2022, respectively, compared to $47 million and $136 million for the three months and nine months ended September 30, 2021. The increase for the nine months ended September 30, 2022, was primarily due to higher overall operating costs.
The following table presents the total UPB of purchases and originations of consumer mortgages held for investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended September 30, 2022
740 +	$1,010	82
720–739	111	9
700–719	84	7
680–699	27	2
Total consumer mortgage financing volume	$1,232	100
Three months ended September 30, 2021
740 +	$3,585	91
720–739	277	7
700–719	92	2
680–699	2	—
Total consumer mortgage financing volume	$3,956	100
Nine months ended September 30, 2022
740 +	$3,179	83
720–739	387	10
700–719	232	6
680–699	49	1
660–679	2	—
Total consumer mortgage financing volume	$3,849	100
Nine months ended September 30, 2021
740 +	$7,299	91
720–739	559	7
700–719	189	2
680–699	2	—
Total consumer mortgage financing volume	$8,049	100
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
September 30, 2022
Adjustable-rate	$419	2	3.07%	$2	51.14%	769
Fixed-rate	19,295	98	3.18	(1)	54.28	780
Total	$19,714	100	3.18	$1	54.21	780
December 31, 2021
Adjustable-rate	$378	2	2.76%	$3	50.37%	763
Fixed-rate	17,158	98	3.15	106	57.09	776
Total	$17,536	100	3.14	$109	56.94	776
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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2022	2021	Favorable/(unfavorable) % change	2022	2021	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$141	$83	70	$336	$244	38
Interest on loans held-for-sale	7	3	133	11	8	38
Interest expense	68	9	n/m	107	27	n/m
Net financing revenue and other interest income	80	77	4	240	225	7
Total other revenue	54	16	n/m	97	75	29
Total net revenue	134	93	44	337	300	12
Provision for credit losses	13	5	(160)	27	5	n/m
Noninterest expense
Compensation and benefits expense	17	15	(13)	55	52	(6)
Other operating expenses	13	12	(8)	40	34	(18)
Total noninterest expense	30	27	(11)	95	86	(10)
Income from continuing operations before income tax expense	$91	$61	49	$215	$209	3
Total assets	$9,840	$6,729	46	$9,840	$6,729	46
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $91 million and $215 million for the three months and nine months ended September 30, 2022, respectively, compared to income earned of $61 million and $209 million for the three months and nine months ended September 30, 2021. The increases for the three months and nine months ended September 30, 2022, were primarily due to higher interest income from sustained asset growth and a gain from the sale of a previously restructured exposure. This was partially offset by an increase in interest expense and a higher provision for credit losses.
Net financing revenue and other interest income was $80 million and $240 million for the three months and nine months ended September 30, 2022, respectively, compared to $77 million and $225 million for the three months and nine months ended September 30, 2021. The increases for the three months and nine months ended September 30, 2022, were primarily due to higher average assets from continued growth in the portfolio. This was partially offset by an increase in interest expense as benchmark interest rates continued to rise.
Other revenue increased $38 million and $22 million for the three months and nine months ended September 30, 2022, respectively, compared to the three months and nine months ended September 30, 2021. The increases were primarily due to a gain from the sale of a previously restructured exposure and higher fee income.
The provision for credit losses increased $8 million and $22 million for the three months and nine months ended September 30, 2022, respectively, compared to the three months and nine months ended September 30, 2021. The increases in provision for credit losses were primarily driven by reserve increases associated with portfolio growth, as well as higher specific provision activity. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Credit Portfolio
The following table presents loans held for sale, the amortized cost of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations.

($ in millions)	September 30, 2022	December 31, 2021
Loans held-for-sale, net	$544	$305
Finance receivables and loans	$9,355	$7,770
Unfunded lending commitments (a)	$5,997	$4,967
Total serviced loans	$14,005	$11,180
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

	September 30, 2022	December 31, 2021
Industry
Financial services	41.5%	38.1%
Health services	15.0	16.4
Services	13.4	13.8
Automotive and transportation	8.6	8.9
Chemicals and metals	7.9	8.8
Machinery, equipment, and electronics	6.8	5.4
Wholesale	2.4	1.7
Retail trade	1.3	1.2
Other manufactured products	1.2	1.4
Construction	1.0	1.0
Other	0.9	3.3
Total finance receivables and loans	100.0%	100.0%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Corporate and Other
The following table summarizes the activities of Corporate and Other, which primarily consist of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock as well as other strategic investments, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, the activity related to Ally Invest, Ally Lending, Ally Credit Card, CRA loans and related investments, and reclassifications and eliminations between the reportable operating segments. Additionally, Corporate and Other includes costs that are not allocated to our reportable operating segments as part of our COH methodology, which involves management judgment.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2022	2021	Favorable/(unfavorable) % change	2022	2021	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$177	$(4)	n/m	$330	$(6)	n/m
Interest on loans held-for-sale	2	1	100	5	2	150
Interest and dividends on investment securities and other earning assets	190	130	46	526	357	47
Interest on cash and cash equivalents	15	4	n/m	22	12	83
Total financing revenue and other interest income	384	131	193	883	365	142
Interest expense
Original issue discount amortization (b)	13	12	(8)	39	36	(8)
Other interest expense (c)	116	(19)	n/m	34	35	3
Total interest expense	129	(7)	n/m	73	71	(3)
Net financing revenue and other interest income	255	138	85	810	294	176
Other revenue
Loss on extinguishment of debt	—	(52)	100	—	(126)	100
Other gain on investments, net	2	22	(91)	22	47	(53)
Other income, net of losses	(76)	42	n/m	29	227	(87)
Total other revenue	(74)	12	n/m	51	148	(66)
Total net revenue	181	150	21	861	442	95
Provision for credit losses	95	16	n/m	220	20	n/m
Total noninterest expense (d)	237	143	(66)	669	501	(34)
Loss from continuing operations before income tax expense	$(151)	$(9)	n/m	$(28)	$(79)	65
Total assets	$41,291	$47,156	(12)	$41,291	$47,156	(12)
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
(d)Includes reductions of $321 million and $938 million for the three months and nine months ended September 30, 2022, respectively, and $290 million and $815 million for the three months and nine months ended September 30, 2021, related to the allocation of COH expenses to other segments. The receiving segments record their allocation of COH expense within other operating expense.
The following table presents the scheduled remaining amortization of the original issue discount at September 30, 2022.

Year ended December 31, ($ in millions)	2022	2023	2024	2025	2026	2027 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$874	$815	$749	$676	$597	$—
Total amortization (b)	14	59	66	72	80	597	$888
(a)The maximum annual scheduled amortization for any individual year is $141 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Corporate and Other incurred a loss from continuing operations before income tax expense of $151 million and $28 million for the three months and nine months ended September 30, 2022, respectively, compared to a loss of $9 million and $79 million for the three months and nine months ended September 30, 2021. The decrease in income for the three months ended September 30, 2022, was primarily driven by a decrease in other revenue resulting from an impairment of an equity investment without a readily determinable fair value as well as increases in both noninterest expense and provision expense. For the nine months ended September 30, 2022, the increase in income was primarily driven by an increase in financing revenue and other interest income, and the loss on extinguishment of debt in 2021. This increase was partially offset by an impairment of an equity investment without a readily determinable fair value as well as increases in both noninterest expense and provision expense.
Total financing revenue and other interest income was $384 million and $883 million for the three months and nine months ended September 30, 2022, respectively, compared to $131 million and $365 million for the three months and nine months ended September 30, 2021. The increases were primarily driven by the impacts of a higher interest rate environment on the investment securities portfolio and hedging activities, along with financing revenue from Ally Credit Card, which we acquired in the fourth quarter of 2021.
Total interest expense increased $136 million and $2 million for the three months and nine months ended September 30, 2022, respectively, compared to the three months and nine months ended September 30, 2021. The increases were primarily driven by a higher interest rate environment, which was partially offset during the nine months ended September 30, 2022, by our continued shift to more cost-efficient deposit funding.
Total other revenue decreased $86 million and $97 million for the three months and nine months ended September 30, 2022, respectively, compared to the three months and nine months ended September 30, 2021. The decreases were primarily driven by net downward adjustments (including impairment) of $137 million and $139 million related to equity investments without a readily determinable fair value during the three months and nine months ended September 30, 2022, respectively, compared to net upward adjustments of $1 million and $82 million during the three months and nine months ended September 30, 2021. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information. The decreases were partially offset by the loss on extinguishment of debt during the three months and nine months ended September 30, 2021.
The provision for credit losses increased $79 million and $200 million for the three months and nine months ended September 30, 2022, respectively, compared to the three months and nine months ended September 30, 2021. For the three months and nine months ended September 30, 2022, the increase in provision for credit losses was primarily driven by portfolio growth and higher net charge-offs within Ally Lending. Additionally, provision expense for the three months and nine months ended September 30, 2022, includes net charge-offs and portfolio growth related to Ally Credit Card, following our acquisition in December 2021. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $94 million and $168 million for the three months and nine months ended September 30, 2022, respectively, as compared to the three months and nine months ended September 30, 2021. The increases were primarily driven by increased compensation and benefits expense, as well as incremental costs associated with Ally Credit Card.
Total assets were $41.3 billion as of September 30, 2022, compared to $47.2 billion as of September 30, 2021. This decrease was primarily the result of a reduction in our total cash and cash equivalents and investment securities balances, partially offset by growth in consumer loans associated with Ally Lending and Ally Credit Card. Additionally, as of September 30, 2022, the amortized cost of the legacy mortgage portfolio was $306 million, compared to $396 million at September 30, 2021, which also contributed to the decrease.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents
Noninterest-bearing cash	$480	$306
Interest-bearing cash	4,045	4,011
Total cash and cash equivalents	4,525	4,317
Equity securities	5	6
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,517	1,900
U.S. States and political subdivisions	280	338
Agency mortgage-backed residential	15,639	18,336
Mortgage-backed residential	4,141	4,230
Agency mortgage-backed commercial	3,523	4,526
Asset-backed	467	534
Total available-for-sale securities	25,567	29,864
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	903	1,204
Total held-to-maturity securities	903	1,204
Total cash, cash equivalents, and securities	$31,000	$35,391
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

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Trading days (a)	64.0	62.0	62.0	63.5	64.0
Average customer trades per day, (in thousands)	29.1	33.7	40.2	42.8	40.8
Funded accounts (b) (in thousands)	521	518	517	506	503
Total net customer assets (b) ($ in millions)	$13,095	$13,508	$16,773	$17,391	$16,290
Total customer cash balances (b) ($ in millions)	$1,917	$2,027	$2,268	$2,195	$2,175
(a)Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across the brokerage, robo, and wealth management portfolios.
During the three months ended September 30, 2022, macroeconomic uncertainty and market volatility resulted in lower customer engagement and lower trade activity. Total funded accounts increased 1% from the prior quarter and increased 4% from the third quarter of 2021. Average customer trades per day decreased 14% from the prior quarter and decreased 29% from the third quarter of 2021, driven primarily by lower customer engagement. Additionally, net customer assets decreased 3% from the prior quarter and decreased 20% from the third quarter of 2021, as a result of lower equity market valuations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Ally Lending
Ally Lending is our unsecured personal lending offering, which currently serves medical and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. Total active merchants totaled approximately 3,500 as of September 30, 2022, reflecting an increase of 19% from September 30, 2021. Total active borrowers totaled approximately 426,000 as of September 30, 2022, reflecting an increase of 68% compared to September 30, 2021.
The following table presents personal lending originations by FICO® Score.

	Three months ended September 30, 2022		Three months ended September 30, 2021		Nine months ended September 30, 2022		Nine months ended September 30, 2021
($ in millions)	Volume	Average FICO®	Volume	Average FICO®	Volume	Average FICO®	Volume	Average FICO®
Total personal lending originations (a)	$599	735	$362	733	$1,632	734	$872	737
(a)Includes acquired loans, for which we have elected the fair value option measurement.
During the three months and nine months ended September 30, 2022, personal lending originations increased $237 million and $760 million, respectively, to $599 million and $1.6 billion, as compared to the three months and nine months ended September 30, 2021. We continue to expand our relationships across the home improvement and medical verticals.
The carrying value of our personal lending portfolio was $1.8 billion at September 30, 2022, compared to $836 million at September 30, 2021, while the associated yield was 11.0% and 11.8% for the three months and nine months ended September 30, 2022, respectively, as compared to 13.9% and 14.3% for the three months and nine months ended September 30, 2021. The decreases in associated yields for both the three months and nine months ended September 30, 2022, as compared to the same periods in 2021, were due to increased originations in the home improvement vertical.
Ally Credit Card
Ally Credit Card is our scalable, digital-first credit card platform that features leading-edge technology, and a proprietary, analytics-based underwriting model. The following table presents total active cardholders and consumer finance receivables.

	September 30, 2022	December 31, 2021
Total active cardholders (in thousands)	1,010	766
Consumer finance receivables ($ in millions)	$1,427	$953

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Risk Management
Managing the risk/reward trade-off is a fundamental component of operating our businesses, and all employees are responsible for managing risk. We use multiple layers of defense to identify, monitor, and manage current and emerging risks.
•Business lines — Responsible for owning and managing all the risks that emanate from their risk-taking activities, including business units and support functions.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities based on our reportable operating segments.

($ in millions)	September 30, 2022	December 31, 2021
Finance receivables and loans
Automotive Finance (a)	$99,622	$94,326
Mortgage Finance	19,715	17,644
Corporate Finance	9,354	7,770
Corporate and Other (b)	3,765	2,528
Total finance receivables and loans	132,456	122,268
Loans held-for-sale
Automotive Finance	6	—
Mortgage Finance (c)	44	80
Corporate Finance	544	305
Corporate and Other	214	164
Total loans held-for-sale	808	549
Total on-balance-sheet loans	133,264	122,817
Whole-loan sales
Automotive Finance	57	—
Corporate and Other	76	4
Total off-balance-sheet loans (d)	133	4
Operating lease assets
Automotive Finance	10,577	10,862
Total operating lease assets	10,577	10,862
Total loan and operating lease exposure	$143,974	$133,683
(a)Includes a liability of $658 million and $37 million associated with fair value hedging adjustments at September 30, 2022, and December 31, 2021, respectively. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.
(b)Includes $306 million and $368 million of consumer mortgage loans in our legacy mortgage portfolio at September 30, 2022, and December 31, 2021, respectively.
(c)Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.
(d)Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.
The risks inherent in our loan and operating lease exposures are largely driven by changes in the overall economy, used vehicle and housing prices, unemployment levels, real personal income, and their impact on our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain most of our consumer automotive and credit card loans as they complement our core business model, but we do sell loans from time to time on an opportunistic basis. We ultimately manage the associated risks based on the underlying economics of the exposure. Our operating lease residual risk may be more volatile than credit risk in stressed macroeconomic scenarios. While all operating leases are exposed to potential reductions in used vehicle values, only loans where we take possession of the vehicle are affected by potential reductions in used vehicle values.
Credit Risk
Credit risk is defined as the risk of loss arising from an obligor not meeting its contractual obligations to us. Credit risk includes consumer credit risk, commercial credit risk, and counterparty credit risk.
Credit risk is a major source of potential economic loss to us. Credit risk is monitored by the executive leadership team and our associates and regularly reported to and reviewed with the RC. Management oversees credit decisioning, account servicing activities, and credit-risk-management processes, and manages credit risk exposures within our risk appetite. In addition, our Loan Review Group provides an independent assessment of the quality of our credit portfolios and credit-risk-management practices and reports its findings to the RC on a regular basis.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
We manage credit risk based on the risk profile of the borrower, the source of repayment, the underlying collateral, and current market and economic conditions. We monitor the credit risk profile of individual borrowers, various segmentations (for example, geographic region, product type, industry segment), as well as the aggregate portfolio. We perform quarterly analyses of the consumer automotive, consumer mortgage, consumer other, and commercial portfolios to assess the adequacy of the allowance for loan losses based on historical, current, and anticipated trends. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information.
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. As measured by GDP, the U.S. economy has contracted in the first nine months of 2022, but the unemployment rate has remained low at 3.5% as of September 30, 2022. Sales of new light vehicles have been adversely affected primarily by supply chain difficulties and slowed to an average annual rate of 13.6 million during the nine months ended September 30, 2022. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million in 2019, driving an increase in used vehicle values, as further described in the section below titled Operating Lease Vehicle Terminations and Remarketing. Additionally, used vehicle values may also be impacted by availability, price of new vehicles, or changes in customer preferences.
Consumer Credit Portfolio
During the three months and nine months ended September 30, 2022, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, high-quality jumbo and LMI mortgage loans that are acquired through bulk loan purchases and direct-to-consumer mortgage originations, as well as point-of-sale personal lending through Ally Lending. Additionally, beginning in December 2021 with the acquisition of Ally Credit Card, financial information related to our credit card business is included within Corporate and Other. Credit performance in the consumer loan portfolio is influenced by general business and economic conditions, including unemployment rates, GDP growth, and inflation.
The carrying value of our nonprime held-for-investment consumer automotive loans before allowance for loan losses represented approximately 10.9% and 11.3% of our total consumer automotive loans at September 30, 2022, and December 31, 2021, respectively. During the three months ended September 30, 2022, we continued to experience credit performance normalization in our consumer automotive portfolio from prior year COVID-19 pandemic lows in delinquency and loss statistics, and anticipate this credit normalization trend to continue consistent with our continued strategic growth in used-vehicle lending and lending to consumer customers with prime FICO® Scores of 620–719. We have been consistent in underwriting new originations and remain within our approved risk appetite. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Consumer automotive (c) (d)	$83,459	$78,252	$1,129	$1,078	$—	$—
Consumer mortgage
Mortgage Finance	19,715	17,644	36	59	—	—
Mortgage — Legacy	306	368	18	26	—	—
Total consumer mortgage	20,021	18,012	54	85	—	—
Consumer other
Personal Lending (e)	1,807	1,002	9	5	—	—
Credit Card	1,427	953	28	11	—	—
Total consumer other	3,234	1,955	37	16	—	—
Total consumer finance receivables and loans	$106,714	$98,219	$1,220	$1,179	$—	$—
(a)Includes nonaccrual TDR loans of $691 million and $714 million at September 30, 2022, and December 31, 2021, respectively.
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
(d)Includes outstanding CSG loans of $9.6 billion and $8.6 billion at September 30, 2022, and December 31, 2021, respectively, and RV loans of $613 million and $763 million at September 30, 2022, and December 31, 2021, respectively.
(e)Excludes finance receivables of $6 million and $7 million at September 30, 2022, and December 31, 2021, respectively, for which we have elected the fair value option.
Total consumer finance receivables and loans increased $8.5 billion at September 30, 2022, compared with December 31, 2021. The increase consists of $5.2 billion of consumer automotive finance receivables and loans, $2.0 billion of consumer mortgage finance receivables and loans and $1.3 billion of consumer other finance receivables and loans. The increase was primarily due to an increase in consumer automotive finance receivables and loans, primarily related to continued momentum in our used-vehicle lending. Growth within the consumer mortgage and consumer other finance receivables and loans portfolios was primarily due to loan originations and purchases, which outpaced portfolio runoff.
Total consumer nonperforming finance receivables and loans at September 30, 2022, increased $41 million to $1.2 billion from December 31, 2021. The increase in our consumer automotive portfolio was driven by credit normalization following the onset of the COVID-19 pandemic. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.1% and 1.2% at September 30, 2022, and December 31, 2021, respectively.
Total consumer TDRs outstanding at September 30, 2022, decreased $261 million since December 31, 2021, to $1.9 billion. Results primarily reflect a $262 million decrease in our consumer automotive loan portfolio. The level of consumer TDRs is continuing to stabilize, following our 2020 loan modification program offered to borrowers affected by the COVID-19 pandemic which are continuing to runoff in the current year. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information.
Consumer automotive loans accruing and past due 30 days or more increased $765 million to $2.4 billion at September 30, 2022, compared to $1.7 billion at December 31, 2021, which was driven by growth in the consumer automotive portfolio, as well as credit normalization to reflect the current macroeconomic environment.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Consumer automotive	$217	$51	1.1%	0.3%	$438	$143	0.7%	0.3%
Consumer mortgage
Mortgage Finance	1	—	—	—	—	2	—	—
Mortgage — Legacy	(2)	(2)	(3.1)	(1.8)	(7)	(6)	(2.9)	(1.8)
Total consumer mortgage	(1)	(2)	—	—	(7)	(4)	(0.1)	—
Consumer other
Personal Lending	16	5	3.9	2.8	44	17	4.3	4.0
Credit Card	13	—	4.0	—	32	—	3.7	—
Total consumer other	29	5	4.0	2.8	76	17	4.0	4.0
Total consumer finance receivables and loans	$245	$54	0.9	0.2	$507	$156	0.7	0.2
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held for sale during the period for each loan category.
Our net charge-offs from total consumer finance receivables and loans were $245 million and $507 million for the three months and nine months ended September 30, 2022, respectively, compared to net charge-offs of $54 million and $156 million for the three months and nine months ended September 30, 2021. Net charge-offs for our consumer automotive portfolio increased by $166 million and $295 million for the three months and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, driven by credit normalization following the onset of the COVID-19 pandemic. Net charge-offs in our consumer other portfolio increased primarily due to the acquisition of Ally Credit Card, which we acquired in December 2021.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Consumer automotive (a)	$11,323	$11,025	$34,264	$30,946
Consumer mortgage (b)	521	3,553	3,086	7,559
Consumer other (c) (d)	599	362	1,632	872
Total consumer loan originations	$12,443	$14,940	$38,982	$39,377
(a)Includes $63 million of loans originated as held-for-sale for both the three months and nine months ended September 30, 2022.
(b)Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $415 million and $2.0 billion of loans originated as held-for-sale for the three months and nine months ended September 30, 2022, respectively, and $788 million and $2.6 billion for the three months and nine months ended September 30, 2021.
(c)Includes acquired loans related to our Ally Lending business, for which we have elected the fair value option measurement.
(d)Excludes credit card loans which are revolving in nature.
Total consumer loan originations decreased $2.5 billion and $395 million for the three months and nine months ended September 30, 2022, respectively, compared to the three months and nine months ended September 30, 2021. These decreases were primarily due to decreased loan originations within the consumer mortgage portfolio, due to a higher interest rate environment. These decreases were partially offset by increased originations in the consumer automotive portfolio, driven by higher financed transaction amounts, and partially offset by decreased application flow in the consumer automotive portfolio.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table shows the percentage of consumer automotive and consumer mortgage finance receivables and loans by state concentration based on amortized cost. Total consumer automotive loans were $83.5 billion and $78.3 billion at September 30, 2022, and December 31, 2021, respectively. Total consumer mortgage loans were $20.0 billion and $18.0 billion at September 30, 2022, and December 31, 2021, respectively.

	September 30, 2022 (a)		December 31, 2021
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.7%	38.7%	8.7%	39.6%
Texas	13.5	7.3	13.0	7.3
Florida	9.4	6.6	9.3	6.3
Pennsylvania	4.5	2.1	4.4	2.3
Georgia	4.1	3.0	4.0	3.0
North Carolina	4.1	1.9	4.1	1.6
Illinois	3.6	2.8	3.7	3.1
New York	3.6	1.9	3.3	2.1
New Jersey	3.1	2.4	3.0	2.5
Ohio	3.5	0.4	3.4	0.5
Other United States	41.9	32.9	43.1	31.7
Total consumer loans	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at September 30, 2022.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.8% and 26.4% of our total outstanding consumer automotive and mortgage finance receivables and loans at September 30, 2022, and December 31, 2021, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
Repossessed and Foreclosed Assets
We classify a repossessed or foreclosed asset as held-for-sale, which is included in other assets on our Condensed Consolidated Balance Sheet, when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.
Repossessed consumer automotive loan assets in our Automotive Finance operations were $164 million and $120 million at September 30, 2022, and December 31, 2021, respectively, and foreclosed mortgage assets were $2 million and $1 million at September 30, 2022, and December 31, 2021, respectively.
Commercial Credit Portfolio
During the three months and nine months ended September 30, 2022, the credit performance of the commercial portfolio remained strong. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Commercial
Commercial and industrial
Automotive	$12,158	$12,229	$4	$33	$—	$—
Other (c)	8,425	6,874	159	221	—	—
Commercial real estate	5,153	4,939	—	3	—	—
Total commercial finance receivables and loans	$25,736	$24,042	$163	$257	$—	$—
(a)Includes nonaccrual TDR loans of $160 million and $117 million at September 30, 2022, and December 31, 2021, respectively.
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
Total commercial finance receivables and loans outstanding increased $1.7 billion from December 31, 2021, to $25.7 billion at September 30, 2022. Results were driven by a $1.6 billion increase in our Corporate Finance segment, primarily within the commercial and industrial receivables class.
Total commercial nonperforming finance receivables and loans were $163 million at September 30, 2022, reflecting a decrease of $94 million compared to December 31, 2021. This decrease was primarily impacted by a $62 million decrease in our Corporate Finance segment within the commercial and industrial receivables. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans decreased to 0.6% at September 30, 2022, compared to 1.1% at December 31, 2021.
Total commercial TDRs outstanding at September 30, 2022, increased $385 million since December 31, 2021, to $556 million. The increase was primarily driven by the restructuring of four exposures within commercial other in our commercial and industrial portfolio class. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Commercial
Commercial and industrial
Automotive	$—	$—	—%	—%	$(1)	$—	—%	—%
Other	31	—	1.6	—	57	10	1.0	0.3
Commercial real estate	—	—	—	—	(1)	—	—	—
Total commercial finance receivables and loans	$31	$—	0.5	—	$55	$10	0.3	0.1
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held for sale during the period for each loan category.
Our net charge-offs from total commercial finance receivables and loans were $31 million and $55 million for the three months and nine months ended September 30, 2022, respectively, compared to a net charge off of $10 million for the nine months ended September 30, 2021. The increases for the three months and nine months ended September 30, 2022, were primarily driven by our Corporate Finance operations and included the partial charge-off of one exposure during the third quarter of 2022.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $5.2 billion and $4.9 billion at September 30, 2022, and December 31, 2021, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

	September 30, 2022	December 31, 2021
Florida	16.2%	16.4%
Texas	14.6	13.9
California	8.4	8.3
New York	6.2	3.8
North Carolina	5.4	5.8
Michigan	4.5	5.8
Ohio	4.0	3.4
Georgia	3.2	3.3
Utah	2.9	3.0
Illinois	2.8	2.9
Other United States	31.8	33.4
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $63 million from December 31, 2021, to $1.8 billion at September 30, 2022. The increase in total criticized exposures was primarily driven by an increase in Special Mention loans within our Corporate Finance operations. Total criticized exposures represented 7.1% and 7.3% of total commercial finance receivables and loans at September 30, 2022, and December 31, 2021, respectively, representing strong overall credit performance as the commercial loan portfolio continues to grow.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

	September 30, 2022	December 31, 2021
Industry
Automotive	39.7%	50.8%
Chemicals	21.2	14.4
Services	13.7	11.0
Other	25.4	23.8
Total commercial criticized finance receivables and loans	100.0%	100.0%
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
Under CECL, our modeling processes incorporate the following macroeconomic considerations:
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Our quantitatively determined allowance under CECL is impacted by certain forecasted economic factors as further described in Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K. For example, our consumer automotive allowance for loan losses is most sensitive to state-level unemployment rates. Our process for determining the allowance for loan losses considers a borrower’s willingness and ability to pay and considers other factors, including loan modification programs. In addition to our quantitative allowance for loan losses, we also incorporate qualitative adjustments that may relate to idiosyncratic risks, weather-related events, changes in current economic conditions that may not be reflected in quantitatively derived results such as the impacts associated with COVID-19, and other macroeconomic uncertainty. We also monitor model performance, using model error and related assessments, and we may incorporate qualitative reserves to adjust our quantitatively determined allowance if we observe deterioration in model performance. Additionally, we perform a sensitivity analysis of our allowance utilizing varying macroeconomic scenarios, as described further within Critical Accounting Estimates — Allowance for Credit Losses within the MD&A in our 2021 Annual Report on Form 10-K.
Through September 30, 2022, forecasted economic variables incorporated into our quantitative allowance processes were updated to reflect the current macroeconomic environment and our future expectations, which included (but were not limited to) the following: the unemployment rate rising to approximately 4% in the third quarter of 2023, before reverting to the historical mean of approximately 6% by the third quarter of 2025, deceleration of GDP growth as measured on a quarter-over-quarter seasonally adjusted annualized rate basis through the first quarter of 2023, before reverting to the historical mean of approximately 2% by the third quarter of 2025, and new light vehicle sales on a seasonally adjusted annualized rate basis peaking to approximately 16 million units in the third quarter of 2023, before reverting to the historical mean of approximately 15 million by the third quarter of 2025. We continue to use our qualitative allowance framework to reassess and adjust management reserve levels to account for ongoing uncertainty and volatility in the macroeconomic environment, including the global supply chain and manufacturing challenges, workforce participation, inflation, weather-related events, and other complexities stemming from the COVID-19 pandemic and current geopolitical environment that could adversely impact frequency of loss and LGD. Our overall allowance for loan losses increased $161 million from the prior quarter to $3.6 billion at September 30, 2022, representing 2.7% as a percentage of total finance receivables as of both September 30, 2022, and December 31, 2021.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and nine months ended, September 30, 2022, and September 30, 2021, respectively.

Three months ended September 30, 2022 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at July 1, 2022	$2,885	$26	$303	$3,214	$236	$3,450
Charge-offs (a)	(381)	(1)	(33)	(415)	(32)	(447)
Recoveries	164	2	4	170	1	171
Net charge-offs	(217)	1	(29)	(245)	(31)	(276)
Provision due to change in portfolio size	67	1	55	123	10	133
Provision due to incremental charge-offs	217	(2)	29	244	31	275
Provision due to all other factors	42	—	15	57	(27)	30
Total provision for credit losses	326	(1)	99	424	14	438
Other	(1)	1	(1)	(1)	—	(1)
Allowance at September 30, 2022	$2,993	$27	$372	$3,392	$219	$3,611
Net charge-offs to average finance receivables and loans outstanding for the three months ended September 30, 2022	1.1%	—%	4.0%	0.9%	0.5%	0.8%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2022	3.4	(3.8)	3.1	3.5	1.8	3.3
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for information regarding our charge-off policies.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2022 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at January 1, 2022	$2,769	$27	$221	$3,017	$250	$3,267
Charge-offs (a)	(934)	(3)	(84)	(1,021)	(58)	(1,079)
Recoveries	496	10	8	514	3	517
Net charge-offs	(438)	7	(76)	(507)	(55)	(562)
Provision due to change in portfolio size	204	3	141	348	19	367
Provision due to incremental charge-offs	438	(8)	76	506	55	561
Provision due to all other factors	21	(2)	11	30	(51)	(21)
Total provision for credit losses (b)	663	(7)	228	884	23	907
Other	(1)	—	(1)	(2)	1	(1)
Allowance at September 30, 2022	$2,993	$27	$372	$3,392	$219	$3,611
Net charge-offs to average finance receivables and loans outstanding for the nine months ended September 30, 2022	0.7%	(0.1)%	4.0%	0.7%	0.3%	0.6%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2022	5.1	(2.7)	3.7	5.0	3.0	4.8
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

Three months ended September 30, 2021 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at July 1, 2021	$2,802	$24	$72	$2,898	$228	$3,126
Charge-offs (a)	(211)	(2)	(5)	(218)	—	(218)
Recoveries	160	4	—	164	—	164
Net charge-offs	(51)	2	(5)	(54)	—	(54)
Provision due to change in portfolio size	69	5	22	96	—	96
Provision due to incremental charge-offs	51	(2)	5	54	—	54
Provision due to all other factors	(61)	(4)	(8)	(73)	(1)	(74)
Total provision for credit losses	59	(1)	19	77	(1)	76
Allowance at September 30, 2021	$2,810	$25	$86	$2,921	$227	$3,148
Net charge-offs to average finance receivables and loans outstanding for the three months ended September 30, 2021	0.3%	(0.1)%	2.8%	0.2%	—%	0.2%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2021	13.6	(2.5)	4.2	13.4	n/m	14.5
n/m = not meaningful
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for information regarding our charge-off policies.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2021 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at January 1, 2021	$2,902	$33	$73	$3,008	$275	$3,283
Charge-offs (a)	(678)	(6)	(18)	(702)	(21)	(723)
Recoveries	535	10	1	546	11	557
Net charge-offs	(143)	4	(17)	(156)	(10)	(166)
Provision due to change in portfolio size	160	3	57	220	(16)	204
Provision due to incremental charge-offs	143	(4)	17	156	10	166
Provision due to all other factors	(252)	(11)	(44)	(307)	(32)	(339)
Total provision for credit losses	51	(12)	30	69	(38)	31
Allowance at September 30, 2021	$2,810	$25	$86	$2,921	$227	$3,148
Net charge-offs to average finance receivables and loans outstanding for the nine months ended September 30, 2021	0.3%	—%	4.0%	0.2%	0.1%	0.2%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2021	14.7	(4.2)	3.7	14.0	16.0	14.2
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for information regarding our charge-off policies.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
September 30, 2022
Allowance for loan losses to finance receivables and loans outstanding (a)	3.6%	0.1%	11.5%	3.2%	0.9%	2.7%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	265.1	49.9	n/m	278.1	134.0	261.1
Nonaccrual loans to finance receivables and loans outstanding	1.4	0.3	1.1	1.1	0.6	1.0
September 30, 2021
Allowance for loan losses to finance receivables and loans outstanding (a)	3.6%	0.2%	10.3%	3.1%	1.2%	2.8%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	276.8	36.3	n/m	268.6	114.5	244.8
n/m = not meaningful
(a)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.
The allowance for consumer loan losses as of September 30, 2022, increased $471 million compared to September 30, 2021, reflecting an increase of $286 million in the consumer other allowance, along with an increase of $183 million in the consumer automotive allowance. The increase in the consumer other allowance was primarily driven by the establishment of reserves related to the Ally Credit Card acquisition, as well as continued growth in Ally Lending and Ally Credit Card. The increase in our consumer automotive allowance was primarily driven by portfolio growth.
The allowance for commercial loan losses as of September 30, 2022, decreased $8 million compared to September 30, 2021. The decrease was primarily driven by reserve declines associated with continued improvements to the macroeconomic environment following the onset of the COVID-19 pandemic.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Consumer
Consumer automotive	$326	$59	$663	$51
Consumer mortgage
Mortgage Finance	2	2	2	(2)
Mortgage — Legacy	(3)	(3)	(9)	(10)
Total consumer mortgage	(1)	(1)	(7)	(12)
Consumer other
Personal Lending	42	19	109	30
Credit Card	57	—	119	—
Total consumer other	99	19	228	30
Total consumer	424	77	884	69
Commercial
Commercial and industrial
Automotive	—	(5)	(1)	(27)
Other	13	6	29	7
Commercial real estate	1	(2)	(5)	(18)
Total commercial	14	(1)	23	(38)
Total provision for loan losses (a)	$438	$76	$907	$31
(a)Excludes $2 million of provision for credit losses related to our reserve for unfunded commitments during the nine months ended September 30, 2022.
The provision for consumer credit losses increased $347 million and $815 million for the three months and nine months ended September 30, 2022, respectively, compared to the three months and nine months ended September 30, 2021. The increase in provision for consumer credit losses for the three months and nine months ended September 30, 2022, was primarily driven by higher net charge-offs as credit continued to normalize during the three and nine months ended September 30, 2022, and reserve reductions during the three months and nine months ended September 30, 2021, associated with improvements to the macroeconomic environment following the onset of the COVID-19 pandemic. Additionally, provision expense for the three months and nine months ended September 30, 2022, includes net charge-offs and portfolio growth related to Ally Credit Card, following our acquisition in December 2021.
The provision for commercial credit losses increased $15 million and $61 million for the three months and nine months ended September 30, 2022, respectively, compared to the three months and nine months ended September 30, 2021. For the three months and nine months ended September 30, 2022, the increase in provision for commercial credit losses was primarily driven by higher provisions on specific exposures and reserve increases associated with portfolio growth within our Corporate Finance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by product type.

	2022			2021
September 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer
Consumer automotive	$2,993	3.6%	82.9%	$2,810	3.6%	89.3%
Consumer mortgage
Mortgage Finance	21	0.1	0.6	17	0.1	0.5
Mortgage — Legacy	6	1.9	0.1	8	2.0	0.3
Total consumer mortgage	27	0.1	0.7	25	0.2	0.8
Consumer other
Personal Lending	167	9.2	4.6	86	10.3	2.7
Credit Card	205	14.4	5.7	—	—	—
Total consumer other	372	11.5	10.3	86	10.3	2.7
Total consumer loans	3,392	3.2	93.9	2,921	3.1	92.8
Commercial
Commercial and industrial
Automotive	12	0.1	0.4	15	0.2	0.5
Other	171	2.0	4.7	169	2.9	5.3
Commercial real estate	36	0.7	1.0	43	0.9	1.4
Total commercial loans	219	0.9	6.1	227	1.2	7.2
Total allowance for loan losses	$3,611	2.7	100.0%	$3,148	2.8	100.0%
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
•During 2021, we sold a portion of our investment in BMC Holdco for proceeds of $45 million and realized gains totaling $38 million. In addition, during 2021, BMC Holdco and Aurora Acquisition Corp (Aurora) announced several agreements relevant to the valuation of our remaining investment in BMC Holdco.
◦BMC Holdco entered into a merger agreement (together with all 2021 amendments, the Merger Agreement) with Aurora that provides for our remaining investment in BMC Holdco to be converted into publicly traded common stock of the entity surviving the merger. The Merger Agreement established a price per share reflecting a pre-money equity valuation

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
of approximately $6.9 billion for BMC Holdco and included an Agreement End Date (as defined in the Merger Agreement) of September 30, 2022.
◦BMC Holdco and Aurora entered into a bridge note purchase agreement with investors to issue debt (the Notes) that converts into publicly traded common stock of the entity surviving the merger as contemplated by the Merger Agreement.
•During the third quarter of 2022, BMC Holdco and Aurora announced a further amendment of the Merger Agreement that extends the Agreement End Date to March 8, 2023. Contemporaneously, BMC Holdco and Aurora entered into a letter agreement with one of its existing investors that, in part and subject to specified conditions, (i) extends the maturity date of the investor’s Notes to March 8, 2023, and (ii) without limiting the investor’s rights under the bridge note purchase agreement, if the merger has not been consummated by the maturity date of the Notes, provides the investor with an option to alternatively exchange its Notes for Class B common stock and preferred stock of BMC Holdco at specified valuations.
The letter agreement was a triggering event to assess our remaining investment in BMC Holdco for impairment. We recognized an impairment charge on this investment of $136 million during the three months ended September 30, 2022. As of September 30, 2022, both the cost basis at acquisition and the carrying value of this investment were $19 million. The carrying value of this investment reflects cumulative upward adjustments of $136 million and cumulative downward adjustments (including impairment) of $136 million since acquisition. Refer to the section titled Risk Factors in Part I, Item 1A of our 2021 Annual Report on Form 10-K for additional information regarding risk associated with the valuation of our nonmarketable equity investments and Note 11 to the Condensed Consolidated Financial Statements for additional information.
During the three months and nine months ended September 30, 2022, we recorded $1.3 billion and $4.2 billion of net unrealized losses on our available-for-sale securities, respectively, primarily due to an increase in market interest rates. These unrealized losses are recorded in other comprehensive income of our Condensed Consolidated Statement of Comprehensive Income, and are generally not realized unless we decide to sell the securities prior to their stated maturity date. If held until maturity, we would recapture the par value of the securities and not realize any losses associated with changes in interest rates. During the nine months ended September 30, 2022, management determined that there were no expected credit losses for securities in an unrealized loss position. Refer to Note 7 and Note 16 to the Condensed Consolidated Financial Statements for additional information.
The composition of our balance sheet, including shorter-duration consumer automotive loans and variable-rate commercial loans, along with our primary funding source of low-cost retail deposits, partially mitigates market risk. Additionally, we maintain risk-management controls that measure and monitor market risk using a variety of analytical techniques including market value and sensitivity analysis. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.
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
We continue to make progress on our transition efforts, including the development of new products and agreements that utilize alternative reference rates, such as Prime and SOFR. We continue to engage our commercial automotive dealer customers with transitioning their existing wholesale floorplan financing agreements from LIBOR to Prime as appropriate. Additionally, we continue to reduce our LIBOR exposure through other strategic actions. For example, during 2021, we executed the sale of a portion of our adjustable-rate mortgage loans that were tied to LIBOR, and redeemed our Series 2 TRUPS with an interest rate linked to LIBOR and replaced these regulatory capital instruments with new preferred stock referencing U.S. treasury rates. We also advanced our efforts of transitioning existing bilateral commercial automotive lending arrangements from LIBOR to alternative rates, commenced direct-to-consumer mortgage lending in our held-for-investment channel using SOFR, and commenced originating corporate-finance loans using SOFR. In alignment with guidance from U.S. banking regulators, we also updated our policies and procedures and established enhanced governance to adhere to safe-and-sound practices with regard to new LIBOR contracts and existing LIBOR exposures beyond December 31, 2021, and are planning to transition our remaining exposure to alternative rates prior to the cessation of the remaining U.S. dollar LIBOR tenors, which will no longer be published after June 30, 2023.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
The net financing revenue simulations measure the potential change in our pretax net financing revenue over the following 12 months. We test a number of alternative rate scenarios, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types. Relative to our baseline forecast, our net financing revenue over the next 12 months is expected to increase by $690 million if interest rates remain unchanged due to expected increases in the federal funds rate, resulting in an inversion of the yield curve.
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various shocks to the implied market forward curve as of September 30, 2022, and December 31, 2021.

	September 30, 2022		December 31, 2021
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$(17)	$(208)	$2	$(169)
+100 basis points	(3)	(99)	16	(37)
-100 basis points (b)	7	95	n/m	n/m
n/m = not meaningful
(a)Gradual changes in interest rates are recognized over 12 months.
(b)Our models currently assume rates do not go below zero.
Since December 31, 2021, the implied forward rate curve has increased, flattened, and inverted as market expectations for short-term interest rates have increased more than long-term rates. The impact of this change is reflected in our baseline net financing revenue projections. As of September 30, 2022, we remain liability sensitive to a parallel move in interest rates, as the assumed repricing of our assets and pay-fixed swap position is more than offset by assumed repricing of our liabilities.
Our exposure to the downward interest rate shock scenario as of December 31, 2021, is not provided as many interest rates were at or near historical lows, limiting our model’s ability to reprice lower.
Our risk position is influenced by the impact of hedging activity, which primarily consists of interest rate swaps designated as fair value hedges of certain fixed-rate assets and fixed-rate debt instruments, and pay-fixed interest rate swaps designated as cash flow hedges of certain floating-rate debt instruments. We also have the ability to use interest rate floor contracts designated as cash flow hedges on certain floating-rate assets. The size, maturity, and mix of our hedging activities are adjusted as our balance sheet, ALM objectives, and interest rate environment evolve over time.
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. However in certain instances, some automotive manufacturers have provided their guarantee for portions of our residual exposure, as further described in Note 9 to the Condensed Consolidated Financial Statements. Our operating lease portfolio, net of accumulated depreciation was $10.6 billion and $10.9 billion as of September 30, 2022, and December 31, 2021, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $8.2 billion and $8.6 billion as of September 30, 2022, and December 31, 2021, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A in our 2021 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended September 30,		Nine months ended September 30, 2022
	2022	2021	2022	2021
Off-lease vehicles terminated (in units)	29,562	34,475	89,715	99,731
Average gain per vehicle ($ per unit)	$1,325	$2,495	$1,547	$2,793
Method of vehicle sales
Sale to dealer, lessee, and other	90%	76%	89%	59%
Auction
Internet	7	19	8	33
Physical	3	5	3	8
We recognized an average gain per vehicle of $1,325 and $1,547 for the three months and nine months ended September 30, 2022, respectively, compared to an average gain per vehicle of $2,495 and $2,793 for the same periods in 2021. The number of off-lease vehicles remarketed during the three months and nine months ended September 30, 2022, decreased 14% and 10%, respectively, compared to the same periods in 2021, reflecting the normalization of termination volume to pre-COVID-19 levels. The decrease in remarketing performance was primarily due to a shift in off-lease vehicle disposition channel mix. The remarketing channel mix for dealer and lessee buyouts increased during the three months and nine months ended September 30, 2022, primarily due to supply constraints increasing dealer demand for off-lease vehicles, as well as increases in new vehicle prices that are causing a shift in consumer preference. The shift in off-lease vehicle disposition mix is expected to continue in the near term and may limit our ability to optimize remarketing proceeds.
Operating Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. Our exposure to Stellantis vehicles represented approximately 78% and 82% of our operating lease units as of September 30, 2022, and 2021, respectively.
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

September 30,	2022	2021
Sport utility vehicle	63%	58%
Truck	31	34
Car	6	8
Climate-Related Risk
We have identified and defined climate-related risk as an emerging risk. Pursuant to our risk-management framework, emerging risks include those that have yet to create a material impact or would only arise during stressful or unlikely circumstances.
Climate-related risk is generally categorized into two major categories: (1) risk related to the transition to a lower-carbon economy (transition risk) and (2) risk related to the physical impacts of climate change. Transition risk considers how changes in policy, technology, and market preference could pose operational, financial and reputational risk to companies. Physical risk from climate change can be acute or chronic. Acute physical risk refers to risks that are event-driven such as increased severity of extreme weather events, including tornadoes, hurricanes, or floods. Chronic physical risks refer to long-term shifts in climate patterns, such as sustained higher temperatures, that may, for example, cause sea levels to rise. We manage risks related to the physical impacts of climate change through the active engagement of our business continuity program which is intended to limit disruptions during acute climate-related events. Additionally, we use excess of loss reinsurance to help mitigate risk of weather losses within our P&C business for our vehicle inventory program. We also use loss control techniques such as storm path monitoring to assist dealers in preparing for severe weather help to mitigate loss potential.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
•Included sustainability and climate-related matters in executive level forums and Board education.
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
•Performed our annual assessment and calculation of our greenhouse gas emissions including Scope 1 emissions (direct emissions from owned or controlled sources), Scope 2 emissions (indirect emissions from the generation of purchased electricity, steam, heating and cooling consumed by the company), and relevant Scope 3 emissions (all other indirect emissions that occur in the company’s value chain) for 2021.
•Executed Ally’s carbon neutrality strategy for 2021 Scope I and II emissions through a combined purchase of carbon offsets and Green-e Energy Certified renewable energy credits.
•Submitted our annual CDP (formally the Carbon Disclosure Project) climate change questionnaire for 2021.
•Prioritized sustainable facilities by purchasing or leasing LEED certified buildings that accounted for approximately 40% of the total square footage in Ally facilities as of September 30, 2022.
•Activated the “Green Teams” initiative in Q4 2021 to engage Ally employees in support of environmental volunteer opportunities within local communities where Ally operates. Completed over 1,000 volunteer hours since activation.
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
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2024). Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of September 30, 2022. In recent years, we have become less reliant on market-based funding, reducing our exposure to disruptions in wholesale funding markets.
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
Essentially all asset originations are directed to Ally Bank to reduce parent company exposures and funding requirements, and to utilize our growing consumer deposit-taking capabilities. This allows us to use bank funding for substantially all our automotive finance and other assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes our total available liquidity.

($ in millions)	September 30, 2022	December 31, 2021
Unencumbered highly liquid securities (a)	$22,731	$26,767
Liquid cash and equivalents	4,573	4,426
Total available liquidity	$27,304	$31,193
(a)Includes unencumbered U.S. federal government, U.S. agency, and highly liquid corporate debt securities.
Recent Funding Developments
Key funding highlights from January 1, 2022, to date were as follows:
•During June 2022, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes, which provided additional liquidity at Ally Financial Inc. Additionally, we had $1.1 billion of unsecured debt mature during the nine months ended September 30, 2022.
•During the nine months ended September 30, 2022, the balance of outstanding short-term and long-term FHLB advances grew by $7.2 billion and decreased by $125 million, respectively.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	September 30, 2022		December 31, 2021
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Deposits	$145,751	86	$141,558	89
Debt
Secured financings	14,627	9	7,619	5
Institutional term debt	8,920	5	9,194	6
Retail term notes	281	—	216	—
Total debt (a)	23,828	14	17,029	11
Total on-balance-sheet funding	$169,579	100	$158,587	100
(a)Includes hedge basis adjustments as described in Note 19 to the Condensed Consolidated Financial Statements.
Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at September 30, 2022.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including online savings accounts, money-market demand accounts, CDs, interest-bearing checking accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which provide us with stable, low-cost funding. We believe retail deposits are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. Retail deposits constituted 79% of our total funding sources at September 30, 2022. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries.
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Total primary retail deposit customers (in thousands)	2,597	2,546	2,518	2,476	2,448
Deposits ($ in millions)
Retail	$133,878	$131,155	$135,978	$134,672	$131,590
Brokered	9,617	6,962	4,049	4,669	5,667
Other (a)	2,256	2,284	2,448	2,217	2,187
Total deposits	$145,751	$140,401	$142,475	$141,558	$139,444
(a)Other deposits include mortgage escrow and other deposits. Additionally, other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $2.0 billion as of both September 30, 2022, and September 30, 2021, $2.1 billion as of both June 30, 2022, and December 31, 2021, and $2.3 billion as of March 31, 2022.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
During the nine months ended September 30, 2022, our total deposit base increased $4.2 billion and we added approximately 120,000 retail deposit customers, ending with approximately 3 million retail deposit customers as of September 30, 2022. Total retail deposits decreased $794 million during the nine months ended September 30, 2022, bringing the total retail deposits portfolio to $133.9 billion as of September 30, 2022. The decrease during the nine months ended September 30, 2022, was primarily driven by larger payments from consumers owing taxes during the second quarter of 2022—as compared to prior years—as a result of the demographic composition of our deposit customer base. Additionally, brokered deposits increased $4.9 billion during the nine months ended September 30, 2022. Overall, strong customer acquisition and retention rates, reflecting the strength of the brand, continue to deliver a favorable funding mix.
We continue to advance our digital capabilities and deliver incremental value to our retail deposit customers beyond competitive rates. We have continued to deliver enhancements—such as our smart savings tools—improving our customer’s digital banking experience and providing unique opportunities to organize and build their savings. On May 25, 2021, we eliminated all overdraft fees across our retail deposit products for all customers. In January 2022, we announced Ally CoverDraft service, which provides a no fee overdraft allowance to our qualifying customers on debit transactions subject to a certain amount. In September 2022, we announced early direct deposit, an account feature that allows customers to access qualifying direct deposits up to two days in advance of receipt. These changes are examples of our “Do It Right” commitment for our customers.
We continue to be recognized for the experience and value we provide our customers. In 2021, Ally Bank’s checking account earned national Bank On certification from the CFE Fund. The organization recognized Ally’s existing checking account, which goes above and beyond CFE criteria, for providing lower- and moderate-income consumers with a safe, affordable path to join the financial mainstream and achieve financial stability. In October 2021, MONEY® Magazine named Ally to its “Best Online Bank” list for the fourth consecutive year, as well as the ninth time in the past eleven years, and in June 2021, Kiplinger named Ally Bank the “Best Internet Bank” for the fifth consecutive year. In April 2022, Forbes named Ally to its “World’s Best Banks” list and in September 2022, The Wall Street Journal named Ally Bank the “Best Overall Online Bank.” For additional information on our deposit funding by type, refer to Note 12 to the Condensed Consolidated Financial Statements.
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
During the first nine months of 2022, we raised $1.0 billion through the completion of term securitization transactions backed by consumer automotive loans.
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer mortgage finance receivables and loans and investment securities. As of September 30, 2022, we had pledged $27.2 billion of assets to the FHLB resulting in $19.5 billion in total funding capacity with $13.4 billion of debt outstanding.
At September 30, 2022, $38.2 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 13 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $281 million of retail term notes outstanding at September 30, 2022. The remainder of our unsecured debt is composed of institutional term debt. In June 2022, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of September 30, 2022, we had no debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We had assets pledged and restricted as collateral to the FRB totaling $2.4 billion as of September 30, 2022. We had no debt outstanding with the FRB as of September 30, 2022.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both September 30, 2022, and December 31, 2021, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2022	2021	2022	2021
Net financing loss and other interest income	$(246)	$(279)	$(783)	$(799)
Dividends from bank subsidiaries	900	1,000	2,300	2,300
Dividends from nonbank subsidiaries	—	9	1	25
Total other (loss) revenue	(75)	26	50	187
Total net revenue	579	756	1,568	1,713
Provision for credit losses	(4)	(20)	(24)	(91)
Total noninterest expense	168	143	478	491
Income from continuing operations before income tax benefit	415	633	1,114	1,313
Income tax benefit from continuing operations (a)	(92)	(97)	(248)	(342)
Net income from continuing operations	507	730	1,362	1,655
(Loss) income from discontinued operations, net of tax	(1)	—	(1)	1
Net income (b)	$506	$730	$1,361	$1,656
(a)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and other adjustments.
(b)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	September 30, 2022	December 31, 2021
Total assets (a)	$4,205	$5,737
Total liabilities	$10,254	$11,304
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
Net cash provided by operating activities was $5.1 billion and $3.1 billion for the nine months ended September 30, 2022, and 2021, respectively. Operating cash inflows were higher as compared to the prior year as our operating environment and results are returning to pre-COVID-19 pandemic levels.
Net cash used in investing activities was $13.9 billion and $1.6 billion for the nine months ended September 30, 2022, and 2021, respectively. The change was primarily due to an increase of $13.7 billion in net cash outflows related to higher originations of loans held-for-investment, primarily driven by continued momentum in used-vehicle lending and higher financed transaction amounts, partially offset by decreased application flow in the consumer automotive portfolio. This was partially offset by a decrease of $1.8 billion in net cash outflows related to available-for-sale securities.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Net cash provided by financing activities for the nine months ended September 30, 2022, was $8.9 billion, compared to net cash used in financing activities of $6.5 billion for the same period in 2021. The change was primarily attributable to an increase of $9.3 billion in net cash inflows related to short-term borrowings and an increase of $4.6 billion in net cash inflows from the issuance of long-term debt. Refer to the above section titled Recent Funding Developments for further information.
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
We submitted our 2021 capital plan on April 5, 2021, which included planned capital distributions to common stockholders through share repurchases and cash dividends and other capital actions over the nine-quarter planning horizon. On January 11, 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021 subject to restrictions imposed by the FRB. On July 12, 2021, our Board authorized an increase in the maximum amount of this stock-repurchase program, from $1.6 billion to $2.0 billion. During the second quarter of 2021, we issued $1.35 billion of Series B Preferred Stock and $1.0 billion of Series C Preferred Stock, both of which qualify as additional Tier 1 capital under U.S. Basel III. The proceeds from these issuances were used to redeem a portion of the Series 2 TRUPS then outstanding. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional details about these instruments and capital actions. In June 2021, we submitted an updated capital plan to the FRB reflecting these capital actions and increases in our stock-repurchase program and common-stock dividend. This updated capital plan was used by the FRB to recalculate Ally’s final stress capital buffer requirement, which was announced in August 2021 and remained unchanged at 3.5%. We submitted our 2022 capital plan to the FRB on April 5, 2022. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2022, which was determined to be 2.5%. The updated 2.5% stress capital buffer requirement was finalized in August 2022, and became effective on October 1, 2022.
On January 10, 2022, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of our common stock from time to time from the first quarter of 2022 through the fourth quarter of 2022 subject to restrictions imposed by the FRB, and an increase in our cash dividend on common stock from $0.25 per share for the fourth quarter of 2021 to $0.30 per share for the first quarter of 2022. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), impacts related to the COVID-19 pandemic, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time. During the nine months ended September 30, 2022, we repurchased $1.6 billion of common stock under our stock-repurchase program. Amid the current macroeconomic environment, we intend to minimize the amount of common-stock repurchases in the fourth quarter of 2022.

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

	September 30,
($ in millions)	2022	2021
Common Equity Tier 1 capital ratio	9.30%	11.20%
Tier 1 capital ratio	10.77%	12.81%
Total capital ratio	12.39%	14.56%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	8.78%	9.99%
Total equity	$12,434	$17,289
CECL phase-in adjustment (b)	887	1,155
Preferred stock (c)	(2,324)	(2,324)
Goodwill and certain other intangibles	(910)	(370)
Deferred tax assets arising from net operating loss and tax credit carryforwards (d)	(4)	(48)
Other adjustments (e)	4,358	(32)
Common Equity Tier 1 capital	14,441	15,670
Preferred stock (c)	2,324	2,324
Other adjustments	(49)	(64)
Tier 1 capital	16,716	17,930
Qualifying subordinated debt and other instruments qualifying as Tier 2	624	830
Qualifying allowance for loan losses and other adjustments	1,898	1,615
Total capital	$19,238	$20,375
Risk-weighted assets (f)	$155,214	$139,957
(a)Tier 1 leverage ratio equals Tier 1 capital divided by adjusted quarterly average total assets, which both reflect adjustments for disallowed goodwill, certain intangible assets, and disallowed deferred tax assets.
(b)We elected to delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we phased in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Refer to Note 18 to the Condensed Consolidated Financial Statements for further information.
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

Rating agency	Short-term	Senior unsecured debt	Outlook
Fitch (a)	F3	BBB-	Stable
Moody’s (b)	P-3	Baa3	Stable
S&P (c)	A-3	BBB-	Stable
DBRS (d)	R-2 (high)	BBB	Stable
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
As illustrated by the issuer ratings above, as of September 30, 2022, Ally holds an investment-grade rating from all the respective nationally recognized rating agencies.
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

	2022			2021			Increase (decrease) due to
Three months ended September 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$3,627	$16	1.73%	$13,055	$5	0.14%	$(4)	$15	$11
Investment securities (b)	33,220	206	2.47	34,508	150	1.73	(6)	62	56
Loans held-for-sale, net	748	10	5.27	464	5	3.87	3	2	5
Finance receivables and loans, net (b) (c)	129,996	2,120	6.47	112,907	1,619	5.69	245	256	501
Investment in operating leases, net (d)	10,588	159	5.98	10,919	254	9.21	(8)	(87)	(95)
Other earning assets	946	12	4.81	685	5	2.57	2	5	7
Total interest-earning assets	179,125	2,523	5.59	172,538	2,038	4.68			485
Noninterest-bearing cash and cash equivalents	503			526
Other assets	10,338			9,328
Allowance for loan losses	(3,494)			(3,152)
Total assets	$186,472			$179,240
Liabilities and equity
Interest-bearing deposit liabilities (b)	$142,586	$567	1.58%	$139,084	$245	0.70%	$6	$316	$322
Short-term borrowings	6,266	43	2.77	—	—	—	43	—	43
Long-term debt	16,798	194	4.59	15,487	191	4.87	16	(13)	3
Total interest-bearing liabilities	165,650	804	1.93	154,571	436	1.12			368
Noninterest-bearing deposit liabilities	207			160
Total funding sources	165,857	804	1.93	154,731	436	1.12
Other liabilities (e)	6,435	—	—	6,852	8	n/m	n/m	n/m	(8)
Total liabilities	172,292			161,583
Total equity	14,180			17,657
Total liabilities and equity	$186,472			$179,240
Net financing revenue and other interest income		$1,719			$1,594				$125
Net interest spread (f)			3.66%			3.56%
Net yield on interest-earning assets (g)			3.81%			3.66%
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
(d)Yield includes gains on the sale of off-lease vehicles of $39 million and $86 million for the three months ended September 30, 2022, and 2021, respectively. Excluding these gains and losses on sale, the annualized yield was 4.52% and 6.09% for the three months ended September 30, 2022, and 2021, respectively.
(e)Represents interest expense on tax liabilities included in other liabilities on the Condensed Consolidated Balance Sheet. The interest expense on tax liabilities is included in the net yield on interest-earning assets and excluded from the interest spread. For more information on our accounting policies regarding income taxes, refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.
(f)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(g)Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2022			2021			Increase (decrease) due to
Nine months ended September 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$3,804	$23	0.81%	$14,986	$13	0.11%	$(10)	$20	$10
Investment securities (b)	34,282	584	2.28	34,756	417	1.61	(6)	173	167
Loans held-for-sale, net	580	18	4.14	496	14	3.74	2	2	4
Finance receivables and loans, net (b) (c)	126,159	5,676	6.02	113,168	4,789	5.66	550	337	887
Investment in operating leases, net (d)	10,693	522	6.54	10,372	763	9.83	24	(265)	(241)
Other earning assets	879	25	3.76	696	16	3.04	4	5	9
Total interest-earning assets	176,397	6,848	5.19	174,474	6,012	4.61			836
Noninterest-bearing cash and cash equivalents	423			517
Other assets	10,226			8,939
Allowance for loan losses	(3,371)			(3,201)
Total assets	$183,675			$180,729
Liabilities and equity
Interest-bearing deposit liabilities (b)	$141,206	$1,041	0.99%	$138,633	$819	0.79%	$15	$207	$222
Short-term borrowings	4,333	67	2.11	269	1	0.31	15	51	66
Long-term debt	16,481	563	4.57	18,336	671	4.89	(68)	(40)	(108)
Total interest-bearing liabilities	162,020	1,671	1.38	157,238	1,491	1.27			180
Noninterest-bearing deposit liabilities	186			154
Total funding sources	162,206	1,671	1.38	157,392	1,491	1.27
Other liabilities (e)	6,537	1	n/m	6,897	8	n/m	n/m	n/m	(7)
Total liabilities	168,743			164,289
Total equity	14,932			16,440
Total liabilities and equity	$183,675			$180,729
Net financing revenue and other interest income		$5,176			$4,513				$663
Net interest spread (f)			3.81%			3.34%
Net yield on interest-earning assets (g)			3.92%			3.46%
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
(d)Yield includes gains on the sale of off-lease vehicles of $139 million and $279 million for the nine months ended September 30, 2022, and 2021, respectively. Excluding these gains and losses on sale, the annualized yield was 4.80% and 6.24% for the nine months ended September 30, 2022, and 2021, respectively.
(e)Represents interest expense on tax liabilities included in other liabilities on the Condensed Consolidated Balance Sheet. The interest expense on tax liabilities is included in the net yield on interest-earning assets and excluded from the interest spread. For more information on our accounting policies regarding income taxes, refer to Note 1 to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K.
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

Quantitative and Qualitative Disclosures about Market Risk
Ally Financial Inc. • Form 10-Q

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
Refer to the Market Risk section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Controls and Procedures
Ally Financial Inc. • Form 10-Q
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of internal control including the possibility of human error or the circumvention or overriding of controls through individual actions or collusion. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.
As of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended September 30, 2022.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended September 30, 2022.

Three months ended September 30, 2022	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
July 2022	4,456	$33.65	4,456	667
August 2022	4,264	34.31	4,264	521
September 2022	3,748	31.74	3,748	401
Total	12,468	33.30	12,468
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

101
The following information from our Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended September 30, 2022, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of November, 2022.

Ally Financial Inc. (Registrant)

/S/ BRADLEY J. BROWN
Bradley J. Brown Corporate Treasurer and Interim Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Controller, and Chief Accounting Officer