Form 10-K
period 2022-12-31
Ally Financial Inc.
filed 2023-02-24
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s common stock (Common Stock) held on June 30, 2022 by non-affiliated entities was approximately $10.5 billion (based on the June 30, 2022 closing price of Common Stock of $33.51 per share as reported on the New York Stock Exchange). At February 22, 2023, the number of shares outstanding of the Registrant’s common stock was 300,809,630 shares.
Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 3, 2023, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13, and 14 of Part III.

INDEX
Ally Financial Inc. • Form 10-K

Index of Defined Terms
Ally Financial Inc. • Form 10-K

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Annual Report on Form 10-K.

Term	Definition
AC	Audit Committee of the Ally Board of Directors
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
A.M. Best	A.M. Best Company, Inc.
AMLA	Anti-Money Laundering Act of 2020
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Aurora	Aurora Acquisition Corp.
Basel Committee	Basel Committee on Banking Supervision
BF	Bornhuetter-Ferguson
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956, as amended
BMC	Better Mortgage Company
Board	Ally Board of Directors
CD	Certificate of deposit
CDC	Centers for Disease Control and Prevention
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
CEO	Chief executive officer
CFE	Cities for Financial Empowerment
CFPB	Consumer Financial Protection Bureau
CFTC	U.S. Commodity Futures Trading Commission
COH	Corporate overhead
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977, as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
DE&I	Diversity, equity, and inclusion
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DRR	Designated reserve ratio
DVA	Debit valuation adjustment
EAD	Exposure at default
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act, as amended
ERG	Employee resource group
ERMC	Enterprise Risk Management Committee
ESG	Environmental, social, and governance
ETF	Exchange-traded fund
Exchange Act	Securities Exchange Act of 1934, as amended
F&I	Finance and insurance
Fair Square	Fair Square Financial Holdings LLC and its subsidiaries
FASB	Financial Accounting Standards Board
FDI Act	Federal Deposit Insurance Act, as amended
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991, as amended

Index of Defined Terms
Ally Financial Inc. • Form 10-K

Term	Definition
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
Fintech	Financial-technology
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FSR	Financial Strength Rating
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999, as amended
GM	General Motors Company
HR	Human resources
IB Finance	IB Finance Holding Company, LLC
ICP	Incentive compensation plan
ICR	Issuer Credit Rating
IRA	Individual retirement account
LCR	Liquidity coverage ratio
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NFA	National Futures Association
NYDFS	New York Department of Financial Services
NYSE	New York Stock Exchange
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
PCD	Purchased credit deteriorated
PD	Probability of default
PSU	Performance Stock Unit or Award
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RSU	Restricted Stock Unit or Award
RV	Recreational vehicle
RWA	Risk-weighted asset
SEC	U.S. Securities and Exchange Commission
Series 2 TRUPS	8.125% Fixed Rate/Floating Rate Trust Preferred Securities, Series 2 of GMAC Capital Trust I
SIPC	Securities Investor Protection Corporation
SOFR	Secured Overnight Financing Rate
SPE	Special-purpose entity
SRO	Self-regulatory organization
Stellantis	Stellantis N.V.

Index of Defined Terms
Ally Financial Inc. • Form 10-K

Term	Definition
Tailoring Rules	The rules implementing Title IV of the EGRRCP Act
TDR	Troubled debt restructuring
UDAAP	Unfair, deceptive, or abusive acts or practices
UDFI	Utah Department of Financial Institutions
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Part I
Ally Financial Inc. • Form 10-K

Item 1.    Business
Our Business
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a financial-services company with $191.8 billion in assets as of December 31, 2022. The Company comprises the nation’s largest all-digital bank and an industry-leading automotive financing and insurance business, driven by a mission to “Do It Right” and be a relentless ally for customers and communities. The Company serves customers through a full range of online banking services (including deposits, mortgage lending, point-of-sale personal lending and credit-card products) and securities brokerage and investment advisory services. The Company also includes a corporate finance business that offers capital for equity sponsors and middle-market companies.
Ally is a Delaware corporation and is registered as a BHC under the BHC Act and an FHC under the GLB Act. Our primary business lines are Dealer Financial Services, which is composed of our Automotive Finance and Insurance operations, Mortgage Finance, and Corporate Finance. Corporate and Other primarily consists of centralized corporate treasury activities, the management of our legacy mortgage portfolio, the activity related to Ally Invest and Ally Lending, and reclassifications and eliminations between the reportable operating segments. Beginning in December 2021 with the acquisition of Fair Square, which we rebranded as Ally Credit Card, financial information for our credit-card business is included within Corporate and Other. Ally Bank’s assets and operating results are included within our Automotive Finance, Mortgage Finance, and Corporate Finance segments, as well as Corporate and Other, based on its underlying business activities. As of December 31, 2022, Ally Bank had total assets of $181.9 billion and total nonaffiliate deposits of $152.3 billion.
Our long-term strategic objectives are centered around (1) differentiating our company as a relentless ally for financial well-being for consumer and commercial customers, (2) leveraging our “Do it Right” culture to drive enhanced value for our customers, communities, employees, and stockholders, (3) growing and diversifying our leading auto, insurance, and digital-bank platforms through increased scale and expanded product solutions to meet customer needs, (4) driving ongoing customer growth and relationship deepening, (5) operating under efficient, disciplined risk management and capital allocation approaches, (6) out-executing our competition and creating differentiated advantages through continuous investment and evolution among our leading experiences, products and brand, and (7) delivering long-term value through sustainable financial results and stockholder returns. Within our Automotive Finance and Insurance operations, we are focused on strengthening our network of dealer relationships and pursuing digital distribution channels for our products and services, including through our operation of a direct-lending platform and our work with dealers innovating in digital transactions—all while maintaining an appropriate level of risk appetite. Within our other banking operations, including Mortgage Finance and Corporate Finance, we seek to expand our consumer and commercial banking products and services while providing a high level of customer service. We continue to focus on delivering significant growth and retention in deposit customers and balances while optimizing our cost of funds. Ally Lending primarily serves medical and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. At Ally Invest, we seek to augment our securities-brokerage and investment-advisory services to more comprehensively assist our customers in managing their savings and wealth. Additionally, we acquired Fair Square in December 2021, which provides us with a scalable, digital-first credit card platform, and advances our evolution as a leading digital consumer bank. Ally Credit Card features leading-edge technology, and a proprietary, analytics-based underwriting model. We believe the addition of credit card to our suite of products enhances our ability to grow and deepen both new and existing customer relationships.
Unless the context otherwise requires, the following definitions apply. The term “loans” means the following consumer and commercial products associated with our direct and indirect financing activities: loans, retail installment sales contracts, lines of credit, and other financing products excluding operating leases. The term “operating leases” means consumer- and commercial-vehicle lease agreements where Ally is the lessor and the lessee is generally not obligated to acquire ownership of the vehicle at lease-end or compensate Ally for the vehicle’s residual value. The terms “lend,” “finance,” and “originate” mean our direct extension or origination of loans, our purchase or acquisition of loans, or our purchase of operating leases, as applicable. The term “consumer” means all consumer products associated with our loan and operating-lease activities and all commercial retail installment sales contracts. The term “commercial” means all commercial products associated with our loan activities, other than commercial retail installment sales contracts. The term “partnerships” means business arrangements rather than partnerships as defined by law.
For further details and information related to our business segments and the products and services they provide, refer to the MD&A in Part II, Item 7 of this report, and Note 26 to the Consolidated Financial Statements.

Ally Financial Inc. • Form 10-K
Industry and Competition
The markets for automotive financing, insurance, banking (including corporate finance, mortgage finance, point-of-sale personal lending, consumer credit cards, and deposits), securities brokerage, and investment-advisory services are highly competitive. We directly compete in the automotive financing market with banks, credit unions, captive automotive finance companies, and independent finance companies. Our insurance business also faces significant competition from automotive manufacturers, captive automotive finance companies, insurance carriers, third-party administrators, brokers, and other insurance-related companies. Some of these competitors in automotive financing and insurance, such as captive automotive finance companies, have certain exclusivity privileges with automotive manufacturers whose customers and dealers make up a significant portion of our customer base. In addition, our banking, securities-brokerage, and investment-advisory businesses face intense competition from banks, savings associations, finance companies, credit unions, mutual funds, investment advisers, asset managers, brokerage firms, hedge funds, insurance companies, mortgage-banking companies, and credit-card companies. Fintech companies also compete with us directly as well as indirectly through partnership with banks and financial-services providers in lending, deposits, securities-brokerage, investment-advisory, and other markets.
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
We are also subject to direct supervision and periodic examinations by various governmental agencies and industry SROs that are charged with overseeing the kinds of business activities in which we engage, including the FRB, the UDFI, the FDIC, the CFPB, the SEC, FINRA, and a number of state regulatory and licensing authorities such as the NYDFS. These agencies and organizations generally have broad authority and discretion in restricting and otherwise affecting our businesses and operations and may take formal or informal supervisory, enforcement, and other actions against us when, in the applicable agency’s or organization’s judgment, our businesses or operations fail to comply with applicable law, comport with safe and sound practices, or meet its supervisory expectations. We strive to maintain constructive relationships with supervisory authorities.
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
Bank Holding Company, Financial Holding Company, and Depository Institution Status
Ally and IB Finance, a Delaware limited liability company, are BHCs under the BHC Act, and Ally has elected to be an FHC under the GLB Act. IB Finance is a direct subsidiary of Ally and the direct parent of Ally Bank, which is a commercial bank that is organized under the laws of the State of Utah and whose deposits are insured by the FDIC under the FDI Act. As BHCs, Ally and IB Finance are subject to regulation, supervision, and examination by the FRB. Ally Bank is a member of the Federal Reserve System and is subject to regulation, supervision, and examination by the FRB, the UDFI, the FDIC, and the CFPB.
•Permitted Activities — Under the BHC Act, BHCs and their subsidiaries are generally limited to the business of banking and to closely related activities that are incident to banking. BHCs that qualify and elect to be treated as FHCs are generally permitted to engage, directly or indirectly through their nonbank subsidiaries, in a broader range of financial and related activities than those that are permissible for BHCs—for example, (1) underwriting, dealing in, and making a market in securities; (2) providing financial, investment, and economic advisory services; (3) underwriting insurance; and (4) merchant banking activities. The FRB regulates, supervises, and examines FHCs, as it does all BHCs, but insurance and securities activities conducted by an FHC or any of its nonbank subsidiaries are also regulated, supervised, and examined by functional regulators such as state insurance commissioners, the SEC, and FINRA. The expanded powers permitted to FHCs include the ability to provide insurance products and services, to deliver our SmartAuction finder services and a number of related vehicle-remarketing services for third parties, and to offer certain

Ally Financial Inc. • Form 10-K
kinds of brokerage and advisory services. To remain eligible to conduct and expand these broader financial and related activities, Ally must continue to be treated as an FHC. Refer to Note 20 to the Consolidated Financial Statements and the section below titled Basel Capital Framework for additional information. In addition, our ability to expand these financial and related activities or to make acquisitions generally requires that we achieve a rating of satisfactory or better under the CRA.
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
•Enhanced Prudential Standards — Ally is subject to enhanced prudential standards that have been established by the FRB under the Dodd-Frank Act, as amended by the EGRRCP Act and as applied to Category IV firms under rules of the U.S. banking agencies that tailor how the enhanced prudential standards apply across large banking organizations (the Tailoring Rules). As a Category IV firm, Ally is (1) subject to supervisory stress testing on a two-year cycle, (2) required to submit an annual capital plan to the FRB, (3) exempted from company-run capital stress testing requirements, (4) required to maintain a buffer of unencumbered highly liquid assets to meet projected net stressed cash outflows over a 30-day planning horizon, (5) exempted from the requirements of the LCR and the net stable funding ratio (provided that our average wSTWF continues to remain under $50 billion), and (6) exempted from the requirements of the supplementary leverage ratio, the countercyclical capital buffer, and single-counterparty credit limits. Even so, we are subject to rules enabling the FRB to conduct supervisory stress testing on a more or less frequent basis based on our financial condition, size, complexity, risk profile, scope of operations, or activities or based on risks to the U.S. economy. Further, we are subject to rules requiring the resubmission of our capital plan if we determine that there has been or will be a material change in our risk profile, financial condition, or corporate structure since we last submitted the capital plan or if the FRB determines that (a) our capital plan is incomplete or our capital plan or internal capital adequacy process contains material weaknesses, (b) there has been, or will likely be, a material change in our risk profile (including a material change in our business strategy or any risk exposure), financial condition, or corporate structure, or (c) the BHC stress scenario(s) are not appropriate for our business model and portfolios, or changes in the financial markets or the macroeconomic outlook that could have a material impact on our risk profile and financial condition require the use of updated scenarios. While a resubmission is pending, without prior approval of the FRB, we would generally be prohibited from paying dividends, repurchasing our common stock, or making other capital distributions. In addition, to satisfy the FRB in its review of our capital plan, we may be required to further cease or limit these capital distributions or to issue capital instruments that could be dilutive to stockholders. The FRB also may prevent us from maintaining or expanding lending or other business activities.
•Capital Adequacy Requirements — Ally and Ally Bank are subject to various capital adequacy requirements. Refer to Note 20 to the Consolidated Financial Statements and the section below titled Basel Capital Framework for additional information.
•Capital Planning and Stress Tests — Under the Tailoring Rules, Ally is generally subject to supervisory stress testing on a two-year cycle and exempted from mandated company-run capital stress testing requirements. Ally is also required to submit an annual capital plan to the FRB.
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
The Tailoring Rules align capital planning, supervisory stress testing, and stress capital buffer requirements for large banking organizations like Ally. As a Category IV firm, Ally is expected to have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which Ally would not generally be subject to the supervisory stress test. Refer to the section below titled Basel Capital Framework for further discussion about our stress capital buffer requirements. During a year in which Ally does not undergo a supervisory stress test, we would receive an updated stress capital buffer requirement only to reflect our updated planned common-stock dividends. Ally was subject to the 2022 supervisory stress test and did not elect to participate in the 2023 supervisory stress test.
•Resolution Planning — Under rules of the FDIC, Ally Bank is required to periodically submit to the FDIC a resolution plan (commonly known as a living will) that would enable the FDIC, as receiver, to resolve Ally Bank in the event of its insolvency

Ally Financial Inc. • Form 10-K
under the FDI Act in a manner that ensures that depositors receive access to their insured deposits within one business day of Ally Bank’s failure (two business days if the failure occurs on a day other than Friday), maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by creditors in the resolution. If the FDIC determines that the resolution plan is not credible and the deficiencies are not adequately remediated in a timely manner, the FDIC may take formal or informal supervisory, enforcement, and other actions against us. In June 2021, the FDIC issued a Statement on Resolution Plans for Insured Depository Institutions, which in part establishes a three-year filing cycle for banks with $100 billion or more in total assets like Ally Bank. Ally Bank submitted its most recent resolution plan on December 1, 2022, which is now under review by the FDIC for a period of up to 12 months.
Under the Tailoring Rules, Ally is no longer required to submit to the FRB and the FDIC a plan for the rapid and orderly resolution of Ally and its significant legal entities under the U.S. Bankruptcy Code and other applicable insolvency laws in the event of future material financial distress or failure.
•Limitations on Bank and BHC Dividends and Other Capital Distributions — Federal and Utah law place a number of conditions, limits, and other restrictions on dividends and other capital distributions that may be paid by Ally Bank to IB Finance and thus indirectly to Ally. In addition, even if the FRB does not require us to resubmit our capital plan as described earlier in Capital Planning and Stress Tests, Ally and IB Finance may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, if Ally or IB Finance were to not meet minimum regulatory capital ratios after giving effect to the distributions. FRB supervisory guidance also directs BHCs like us to consult with the FRB prior to increasing dividends, implementing common-stock-repurchase programs, or redeeming or repurchasing capital instruments. Further, the U.S. banking agencies are authorized to prohibit an insured depository institution, like Ally Bank, or a BHC, like Ally, from engaging in unsafe or unsound banking practices and, depending upon the circumstances, could find that paying a dividend or other capital distribution would constitute an unsafe or unsound banking practice. For information about our capital actions, including repurchases of and cash dividends on our common stock, refer to Note 20 to the Consolidated Financial Statements.
Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), taxation of share repurchases, impacts related to the COVID-19 pandemic, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.
•Transactions with Affiliates — Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W prevent Ally and its nonbank subsidiaries from taking undue advantage of the benefits afforded to Ally Bank as a depository institution, including its access to federal deposit insurance and the FRB’s discount window. Pursuant to these laws, covered transactions—including Ally Bank’s extensions of credit to and asset purchases from its affiliates, credit exposures to affiliates arising from derivative transactions, securities lending and borrowing transactions, and acceptance of affiliate-issued debt obligations (other than securities) as collateral—are generally subject to meaningful restrictions. For example, unless otherwise exempted, (1) covered transactions are limited to 10% of Ally Bank’s capital stock and surplus in the case of any individual affiliate and 20% of Ally Bank’s capital stock and surplus in the case of all affiliates; (2) Ally Bank’s credit transactions with an affiliate are generally subject to stringent collateralization requirements; (3) with few exceptions, Ally Bank may not purchase any low quality asset from an affiliate; and (4) covered transactions must be conducted on terms and conditions that are consistent with safe and sound banking practices. In addition, transactions between Ally Bank and an affiliate must be on terms and conditions that are either substantially the same as or more beneficial to Ally Bank than those prevailing at the time for comparable transactions with or involving nonaffiliates.
These laws include an attribution rule that treats a transaction between Ally Bank and a nonaffiliate as a transaction between Ally Bank and an affiliate to the extent that the proceeds of the transaction are used for the benefit of or transferred to the affiliate.
•Source of Strength — Ally is required to serve as a source of financial strength for Ally Bank and to commit resources to support Ally Bank in circumstances when Ally might not otherwise elect to do so. The functional regulator of any nonbank subsidiary of Ally, however, may prevent that subsidiary from directly or indirectly contributing its financial support, and if that were to preclude Ally from serving as an adequate source of financial strength, the FRB may instead require the divestiture of Ally Bank and impose operating restrictions pending such a divestiture.
•Orderly Liquidation Authority — Under the Dodd-Frank Act, if a BHC’s failure would have serious adverse effects on the financial stability of the United States and other specified conditions were met, the BHC may be subjected to an FDIC-administered resolution regime called the orderly liquidation authority as an alternative to bankruptcy. If Ally were to be placed into receivership under the orderly liquidation authority, the FDIC as receiver would have considerable rights and powers in liquidating and winding up Ally, including the ability to assign assets and liabilities without the need for creditor consent or prior court review and the ability to differentiate and determine priority among creditors. In doing so, moreover, the FDIC’s primary goal would be a liquidation that mitigates risk to the financial stability of the United States and that minimizes moral hazard.
•Acceptance of Brokered Deposits — Under FDICIA and the PCA framework described later in Basel Capital Framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order

Ally Financial Inc. • Form 10-K
to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. At December 31, 2022, Ally Bank met the capital ratios necessary to be classified as well capitalized under the PCA framework. Brokered deposits totaled $12.6 billion at December 31, 2022, which represented 8.3% of Ally Bank’s total deposits.
•Enforcement Authority — The FRB possesses extensive authorities and powers to regulate and supervise the conduct of Ally’s businesses and operations. If the FRB were to take the position that Ally or any of its subsidiaries have violated any law or commitment or engaged in any unsafe or unsound practice, formal or informal enforcement and other supervisory actions could be taken by the FRB against Ally, its subsidiaries, and institution-affiliated parties (such as directors, officers, and agents). The UDFI and the FDIC have similarly expansive authorities and powers over Ally Bank and its subsidiaries. For example, the FRB, the UDFI, or the FDIC could order us to cease and desist from engaging in specified activities or practices or could affirmatively compel us to correct specified violations or practices. Some or all of these governmental authorities also would have the power, as applicable, to issue administrative orders against us that can be judicially enforced, to direct us to increase capital and liquidity, to limit our dividends and other capital distributions, to restrict or redirect the growth of our assets, businesses, and operations, to compel us to change our practices and remediate harm alleged to have been suffered by consumers or others, to assess civil money penalties against us, to remove our officers and directors, to require the divestiture or the retention of assets or entities, to terminate deposit insurance, or to force us into bankruptcy, conservatorship, or receivership. These actions could directly affect not only Ally, its subsidiaries, and institution-affiliated parties but also Ally’s counterparties, stockholders, and creditors and its commitments, arrangements, and other dealings with them.
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
Basel Capital Framework
The FRB and other U.S. banking agencies have adopted risk-based and leverage capital rules that establish minimum capital-to-asset ratios for BHCs, like Ally, and depository institutions, like Ally Bank.
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm like Ally is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of December 31, 2022, the stress capital buffer requirement for Ally is 2.5%.
Ally and Ally Bank are subject to the U.S. Basel III standardized approach for counterparty credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance

Ally Financial Inc. • Form 10-K
guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At December 31, 2022, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
At December 31, 2022, Ally and Ally Bank were in compliance with their regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 20 to the Consolidated Financial Statements.
On January 1, 2020, we adopted CECL. Refer to Note 1 to the Consolidated Financial Statements for additional information about our allowance for loan losses accounting policy. Under a rule finalized by the FRB and other U.S. banking agencies in 2020, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we deferred and began phasing in on January 1, 2022, is generally calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of December 31, 2022, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $887 million.
In December 2017, the Basel Committee approved revisions to the global Basel III capital framework (commonly known as the Basel III endgame or as Basel IV), many of which—if adopted in the United States—could heighten regulatory capital standards. While these revisions were planned for implementation by member countries by January 1, 2023, the U.S. banking agencies have yet to propose rules to do so. At this time, how the revisions will be harmonized and finalized in the United States remains unclear.
Insured Depository Institution Status
Ally Bank is an insured depository institution and, as such, is required to file periodic reports with the FDIC about its financial condition. Total assets of Ally Bank were $181.9 billion at December 31, 2022, $172.8 billion at December 31, 2021, and $172.0 billion at December 31, 2020.
Ally Bank’s deposits are insured by the FDIC in the standard insurance amounts per depositor for each account ownership category as prescribed by the FDI Act. Insured depository institutions with two million or more deposit accounts, including Ally Bank, are required by the FDIC to establish and maintain systems and processes designed to facilitate prompt payment of FDIC-insured deposits in the event of a failure. Deposit insurance is funded through assessments on Ally Bank and other insured depository institutions. The FDIC assesses premiums from each institution based on its average consolidated total assets minus its average tangible equity, while utilizing a scorecard method to determine each institution’s risk to the DIF. The FDIC may take action to increase insurance premiums if the DIF is not funded to its regulatory-mandated DRR. Currently, the FDIC is required to maintain a DRR of 1.35% under the FDI Act. In October 2022, the FDIC finalized a rule to increase the initial base deposit insurance assessment rate schedules for all insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate is intended to improve the likelihood that the DRR will reach the required minimum of 1.35% by the statutory deadline of September 30, 2028.
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
Insurance Companies
Some of our insurance operations—including in the United States, Canada, and Bermuda—are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions, and rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under state and foreign insurance laws, dividend distributions may be made only from statutory unassigned surplus with approvals required from applicable regulatory authorities for dividends in excess of statutory limitations. Our insurance operations are also subject to applicable state and foreign laws generally governing insurance companies, as well as laws addressing products that are not regulated as insurance, such as VSCs and GAP waivers.

Ally Financial Inc. • Form 10-K
Consumer Finance
Our retail-automotive, consumer-mortgage, personal-lending, and credit-card businesses are subject to extensive federal, state, and local laws. These laws, for example, may impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting and disclosure requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including in connection with assessments, collection and foreclosure activities, claims handling, and investment and interest payments on escrow accounts. The laws applicable to consumer finance are complex and subject to change and to changes in interpretation and enforcement. Further, many existing laws were enacted without anticipating technological and related innovations—including those utilized by fintech companies and the banks and financial-services providers that partner with them—and as a result, the application of these legal frameworks is not always clear and can be subject to wide supervisory and enforcement discretion.
Ally Invest Subsidiaries
Ally Invest Securities LLC (Ally Invest Securities) is registered as a securities broker-dealer with the SEC and in all 50 states, the District of Columbia, and Puerto Rico, is registered with the Municipal Securities Rulemaking Board as a municipal securities broker-dealer, and is a member of FINRA and SIPC. As a result, Ally Invest Securities and its personnel are subject to extensive requirements under the Exchange Act, SEC regulations, SRO rules, and state laws, which collectively cover all aspects of the firm’s securities activities—including sales and trading practices, capital adequacy, recordkeeping, privacy, anti-money laundering, financial and other reporting, supervision, misuse of material nonpublic information, conduct of its business in accordance with just and equitable principles of trade, and personnel qualifications. The firm operates as an introducing broker and clears all transactions, including all customer transactions, through a third-party clearing broker-dealer on a fully disclosed basis.
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
Other Laws
Ally is subject to numerous federal, state, and local statutes, regulations, and other laws, and the possibility of violating applicable law presents ongoing compliance, operational, reputation, and other risks to Ally. Some of the other more significant laws to which we are subject include:
•Privacy and Data Security — The GLB Act and related regulations impose obligations on financial institutions, within specified parameters and circumstances, to safeguard consumer information maintained by them, to provide notice of their privacy practices to consumers, and to allow consumers to opt out of information sharing with unaffiliated parties. Related regulatory guidance also directs financial institutions to notify consumers in specified cases of unauthorized access to sensitive consumer information. In addition, most states have enacted laws requiring notice of specified cases of unauthorized access to information. For example, the NYDFS has imposed significant requirements on regulated entities to establish cybersecurity programs and policies, to designate chief information security officers, to comply with notice and reporting obligations, and to take other actions in connection with the security of their information. In addition, comprehensive privacy laws have been enacted in California that require regulated entities to establish measures to identify, manage, secure, track, produce, and delete personal information.
In November 2021, the U.S. banking agencies adopted a final rule establishing notification requirements for banking organizations and bank service providers in connection with significant computer security incidents. Under the rule, a BHC, such as Ally, and a state-chartered bank that is a member of the Federal Reserve System, such as Ally Bank are required to notify the FRB within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The rule also requires bank service providers to notify us of any computer security incident that has caused, or is reasonably likely to cause, a material service disruption for four or more hours.
•Volcker Rule — Section 13 of the BHC Act and its implementing regulations (commonly referred to as the Volcker Rule) prohibit banking entities, subject to limited exceptions, from engaging in proprietary trading and investing in or sponsoring covered funds. The Volcker Rule contains exemptions for market-making, hedging, underwriting, and trading in U.S. government and agency obligations. The Volcker Rule also permits the retention of ownership interests in certain types of funds and the offering and sponsoring of funds under certain conditions. For firms with limited trading assets and liabilities, like Ally, the regulatory agencies have simplified and streamlined compliance requirements under the Volcker Rule. The regulatory agencies also have clarified that

Ally Financial Inc. • Form 10-K
banking entities may engage in activities that do not raise concerns that the Volcker Rule was intended to address, including in connection with specified credit funds, venture-capital funds, family-wealth-management vehicles, and customer-facilitation vehicles.
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
In January 2021, the Bank Secrecy Act was amended by the AMLA, which comprehensively reforms and modernizes U.S. anti-money-laundering laws. The AMLA codifies a risk-based approach to anti-money-laundering compliance for financial institutions, requires the U.S. Treasury Department to develop standards for evaluating technology and internal processes for Bank Secrecy Act compliance, directs the FinCEN to establish a registration database of beneficial-ownership information that designated companies will be required to report, and expands enforcement- and investigation-related authority and available sanctions for specified Bank Secrecy Act violations. In June 2021, FinCEN issued the priorities for anti-money laundering and countering the financing of terrorism policy, as required under the AMLA. The priorities include corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking, and proliferation financing. Many provisions of the AMLA will require additional rulemakings, reports, and other measures, and the impact of the AMLA will depend at least in part on their development and implementation.
•Community Reinvestment Act — Under the CRA, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income persons and neighborhoods. Although the CRA does not establish specific lending requirements or programs, banks are rated on their performance in meeting the needs of their communities.
In its most recent performance evaluation in 2020, Ally Bank received an “Outstanding” rating. Ally Bank operated under a three-year CRA strategic plan (2020–2022) that had been approved by the FRB and is currently operating under a four-year CRA strategic plan (2023–2026) that also has been approved by the FRB. Failure by Ally Bank to maintain a “Satisfactory” or better rating under the CRA may adversely affect our ability to expand our financial and related activities as an FHC or make acquisitions. Refer to the section above titled Bank Holding Company, Financial Holding Company, and Depository Institution Status for additional information.
•LIBOR Act — In March 2022, the Adjustable Interest Rate Act (the LIBOR Act) was enacted. The LIBOR Act provides a uniform approach for replacing LIBOR as a reference interest rate in tough legacy contracts when LIBOR is no longer published or is no longer representative. Tough legacy contracts are contracts that do not include effective fallback provisions, for example, because they have no provisions for replacement benchmarks or provisions based on prior LIBOR values or dealer polls. Under the LIBOR Act, references to the most common tenors of LIBOR in these contracts will be replaced as a matter of law, without the need to be

Ally Financial Inc. • Form 10-K
amended by the parties, to instead reference benchmark interest rates based on SOFR that will be identified by the FRB. The FRB issued a final rule effective February 27, 2023, to implement the LIBOR Act. See Risk Factors in Part I, Item 1A of this report for additional information regarding Ally’s efforts to transition away from LIBOR.
•Executive and Incentive Compensation — Through guidance adopted in 2010, the U.S. banking agencies conveyed their expectation that banking organizations maintain incentive-compensation practices that are consistent with safety and soundness, even when these practices go beyond those needed to align shareholder and employee interests. To be consistent with safety and soundness, incentive-compensation arrangements at a banking organization should (i) provide employees with incentives that appropriately balance risk and reward, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Enforcement action may be taken against a banking organization if its incentive-compensation arrangements or related risk-management, control, or governance processes pose a risk to the organization’s safety and soundness, particularly when the organization is not taking prompt and effective measures to correct the deficiencies.
In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to implement listing standards that require all listed companies to adopt and comply with policies mandating the prompt recovery of erroneously awarded incentive-based compensation received by a current or former executive officer during the three fiscal years preceding a required accounting restatement, including a restatement to correct an error in previously issued financial statements that would result in a material misstatement if the error were corrected or left uncorrected in the current period. The erroneously awarded compensation to be recovered would be the excess over the amount that the executive officer would have otherwise received had the incentive-based compensation been determined using the restated financial statements and must be computed without regard to any taxes paid. The final rule requires the exchanges to propose conforming listing standards no later than February 27, 2023, and requires the standards to become effective no later than November 28, 2023. Each listed company, including Ally, will be required to adopt a policy that complies with the NYSE listing standard no later than 60 days following effectiveness of the standard.
Human Capital
Our team members are integral to the success of our business, and central to our strategy is attracting, developing, and retaining talented individuals with the right skills to drive our business forward. We emphasize a working environment and company culture that embrace diverse talents, backgrounds, and perspectives and where colleagues feel valued as both individuals and members of the team. We had approximately 11,600 and 10,500 employees as of December 31, 2022, and 2021, respectively, which consisted primarily of full-time employees in the United States. Our employee growth for the year ended December 31, 2022, was primarily attributable to expansion in the overall business and our information technology organization.
Oversight and Governance
The identification, prioritization, mitigation, and monitoring of human-capital risks, in alignment with our enterprise risk management framework, allows us to maintain a well-controlled operational environment. Enterprise policies, HR programs, and risk and control assessment and effectiveness tests are completed and reviewed at least once a year. Transparency in risk reporting—through issue management, quarterly business reviews, risk committees, and audits—supports appropriate governance and oversight for human capital measures and processes. Our priority is to maintain the safety and soundness of Ally, our culture, and our workforce.
The Compensation, Nominating, and Governance Committee of the Board is responsible for the oversight of our human capital management. This Committee and Ally’s Executive Council biannually review organizational health metrics and progress toward cultural priorities including our DE&I efforts. Annually, the Board reviews and approves Ally’s Code of Conduct and Ethics, which establishes how employees must conduct themselves and is required to be attested to by all employees on an annual basis.
The management of our human capital resources is a core responsibility of our leaders. Leaders recognize the importance of attracting, engaging, and retaining talented employees at all levels of the organization. Human capital risk appetite limits, comprising voluntary turnover and succession planning, are tracked and communicated as appropriate. Other human capital risk mitigation activities include:
•Active monitoring of market competition, industry trends and wages, overall benefits structure, engagement surveys, and exit surveys.
•Strategic talent assessment and planning routines focused on promoting internal mobility, diverse representation, and professional growth.
•Succession planning processes to facilitate business continuity.
The HR leadership team reports to Ally’s Chief HR Officer and includes our Chief Diversity Officer, Chief Ethics Officer, and other direct reports that work with our leaders to identify human capital metrics that are designed to promote the health of our organization. At least quarterly, our Chief Diversity Officer conducts a diversity council session with senior leaders.

Ally Financial Inc. • Form 10-K
Culture
We recognize our long-term success is underpinned by the strength of our purpose-driven culture—a culture that we believe sets us apart from the competition and gives us an advantage as we recruit and retain talented team members. Our people-first approach enables a winning, customer-centric philosophy focused on resiliency, adaptability, and a growth-mindset-oriented drive to “Be (Even) Better.” We strive to uphold our mantra to “Do it Right” through decisions and deeds at all levels of the organization, and we collectively commit to work with integrity and accountability and to uphold our core values in the workplace, the marketplace, and the community. Our culture is driven by our “LEAD” core values, where we emphasize that employees:
•[L]ook externally – We strive to meet and exceed the needs of our customers with agility, speed, and innovation. We continually evolve, respond quickly, and deliver a superior customer experience by:
◦Finding strategies, processes, and initiatives that do right by our customers and their unique needs.
◦Being adaptable, resourceful, and proactive in problem-solving, incorporating different viewpoints and fresh ideas into their work.
◦Responding quickly to change and escalating issues immediately.
•[E]xecute with excellence – Good enough is never enough. With a focus on continuous improvement, our actions are driven by sound analysis and an intense focus on excellence. Executing with excellence means:
◦Not stopping at the obvious answer—staying curious and respectfully challenging the status quo.
◦Being open to new ideas and ways to do better, be better and deliver more meaningful solutions.
◦Calling attention to risks, and challenging that which does not seem right while remaining respectful of established policies.
•[A]ct with professionalism – We operate with integrity, hold ourselves and each other accountable, treat others with respect, and embrace diversity and inclusion. This is the cornerstone to our long-term success and at the very foundation of what it means to be an ally. With an emphasis on:
◦Celebrating the unique perspectives, talents, and contributions of others.
◦Leveraging the experience and knowledge that peers, colleagues, and leaders have to offer.
◦Creating strong and collaborative relationships built on mutual respect and accountability.
•[D]eliver results – We are passionate about winning – for our customers, our teams, and our company. Success is measured at both the outcome and the path to achieve it. We deliver results by:
◦Making an impact and bringing an inspired attitude, competitive spirit, and passion for real results.
◦Being transparent and communicating current and emerging risks.
◦Leading the charge and supporting the successes of others.
Our annual, CEO-sponsored enterprise-wide recognition program, “LEADing the Way,” is designed to recognize employees whose leadership and performance consistently model our core values in one or more of the following areas: innovation, risk culture, corporate citizenship, customer experience, DE&I, process improvement, or other attributes that reflect our overall culture. This award is one of the highest recognitions an employee can receive at Ally. In 2022, 80 team members were recognized with this award. Recipients are nominated based on exceeding their LEAD core value performance objective, which is required for all employees. Additionally, employees can nominate colleagues for the quarterly peer-to-peer “I’m An Ally” award recognition program that provides employees the opportunity to recognize the hard work of individuals across the entire organization. These recognition programs reinforce our continued commitment to our culture.
Diversity, Equity, and Inclusion
We believe the best ideas come from a collective mixture of different voices and perspectives. We are an equal opportunity employer, and we strive for an inclusive work environment where all backgrounds, experiences, interests, viewpoints, and skills are respected, appreciated, and encouraged—consistent with our culture. We are focused on diverse representation and retention in the workforce—including different genders, races, nationalities, sexual orientations, and other identities—across all levels of the organization from entry to leadership. Fostering these diverse perspectives is important and reflects the beliefs and actions that are the backbone of our culture.

Ally Financial Inc. • Form 10-K
We have a deliberate focus on DE&I with an intentional emphasis on inclusion, which expands beyond traditional definitions of diversity. Notably, our company-wide engagement survey score for belonging improved by two points in 2022 and remains eight points above the financial services industry benchmark, as measured by our third-party provider. The importance of DE&I starts at the top with our CEO and Board, who consistently stress the value in leveraging our differences. In June 2017, our CEO was among the first 150 CEOs who signed on to the CEO Action Pledge for Diversity and Inclusion, and this commitment has been renewed every year since. Our Board and Executive Council have also publicly pledged our continuing support for all groups with a heightened focus on Black, Hispanic, and Latino colleagues, suppliers, partners, and communities in the promotion of equity and equality.
Our DE&I Council provides executive leadership on DE&I and promotes belonging at Ally and in our communities. A subset of our commitment to DE&I is a Financial and Social Inclusion Framework that is built upon four pillars: Community, Customers, Employees, and Suppliers.
•Community: Continue to create opportunities for economic mobility in the communities where we work and live, especially for our Black, Hispanic, and Latino neighbors, who often face disproportionate challenges.
•Employees: Community betterment starts from the inside out. As such, we aspire to create a diverse workforce that is truly reflective of the communities in which we live and work.
•Customers: Help enable financial and social inclusion through our culture of customer obsession, by developing education and solutions to support and strengthen economic mobility for all.
•Suppliers: We are intentional about collaborating and working with a diverse group of minority and women-owned business enterprises.
These four pillars are championed by our employees, which empowers us to advance DE&I efforts in meaningful ways beyond Ally. Additionally, these efforts are further supported by our Chief Diversity Officer, and 18 full-time employees designated to advance DE&I within Ally. While our Financial and Social Inclusion Framework is focused on addressing the wealth gap, specifically in Black, Hispanic, and Latino communities, the four pillars are reflective of our DE&I efforts more broadly as further discussed below.
Community
Our approach to community is inclusive and integrates our employees across the organization. We help our employees develop their own skills while serving our communities with their time and talent. We encourage our employees to utilize eight paid hours per year to volunteer in their communities. Employees can donate to eligible nonprofit organizations by credit, debit, or payroll deductions, and Ally will give a dollar-for-dollar match up to $1,000 per eligible employee, per calendar year. In 2022, our employees volunteered approximately 44,000 hours, a record for us. We also matched our employees’ donations of time and dollars resulting in $2.3 million for our communities. Both of these milestones reflect our culture of giving back.
Our philanthropic approach is primarily based on a framework of economic mobility. We support programs that provide opportunities to individuals and families in low- and moderate-income communities with a focus on three areas: affordable housing, financial literacy, and workforce development. We solely funded the Ally Charitable Foundation, a non-consolidated entity, which has approximately $70 million in assets as of December 31, 2022, to drive positive and lasting impacts in our communities. The Ally Charitable Foundation is governed by six senior Ally employees that meet quarterly to approve certain grants, monitor our investments, and provide strategic guidance. In 2022, the Ally Charitable Foundation made a pledge of $5 million, to be funded over five years, to the Atrium Health Foundation to support equitable opportunities for individuals pursuing careers in healthcare. The grant established the Ally Charitable Foundation Workforce Development Center of Excellence, as well as the Ally Charitable Foundation Workforce Development Scholarship Fund. Through the Ally Charitable Foundation Workforce Development Center of Excellence, individuals from low- and moderate-income or diverse populations will have access to a variety of career development pathways to fulfill their educational objectives. Additionally, the Ally Charitable Foundation increased its financial support of trust-based philanthropy, a philanthropic approach that supports extraordinary, grassroots nonprofits led by Black, Hispanic, and Latino individuals. Beyond its financial support, the organizations were provided professional development, technical assistance, and marketing support.
One of our largest and most powerful initiatives is Moguls in the Making, an annual competition that fosters opportunities for students from historically black colleges and universities. The annual program was launched in 2019 in collaboration with the Thurgood Marshall College Fund and the Sean Anderson Foundation. In 2022, we sponsored the fourth Moguls in the Making competition, with 60 students, who brought innovative and impactful solutions to economic mobility challenges. Since the program’s inception, we have offered internships to 43 students, which have often led to permanent job placements within Ally or the broader financial-services industry.
Our financial education approach is focused on providing content and programs to advance economic mobility for individuals and families. We leverage our team members and community partners to teach critical financial skills to assist those that we serve towards their financial goals.
Our work in the communities is woven throughout our culture. We originated, as defined in our CRA strategic plan approved by the FRB, approximately $1.1 billion and $1.5 billion in loans and investments that primarily benefit low- and moderate-income individuals and communities as part of our CRA program during the years ended December 31, 2022, and 2021, respectively. In 2022, we executed on our ongoing commitment of expanding access to capital for Black, Hispanic, and Latino communities by deploying $33 million in loans and

Ally Financial Inc. • Form 10-K
investments specifically to minority- and women-led organizations such as The 22 Fund, BetaBoom, and Raza Development Fund. These loans and investments are instrumental in providing the financial foundation required to help develop and create more opportunities for the next generation of successful Black, Hispanic, and Latino entrepreneurs, investors, affordable housing developers, and community leaders. We also provided nearly $1.5 million in grants to 68 non-profit organizations, including 17 organizations that are either minority-led or supported initiatives targeting primarily Black, Hispanic, or Latino individuals. Additionally, Ally Bank received consecutive “Outstanding” CRA ratings in our last two reviews.
Employees
We take deliberate steps to weave DE&I through all our human capital efforts: from pipelining candidates, onboarding, all the way through the employee lifecycle. With this approach, we have been able to build on our LEAD culture to celebrate the differences that our employees bring to the workplace. In 2022, we expanded our implementation of unconscious bias mitigation and awareness training to help leaders and team members across the organization understand the impacts of unconscious bias on our decision-making processes. Every employee has a specific culture-related performance objective, which includes a strong focus on DE&I. Additionally, for all executive leaders, annual performance objectives and reviews include a specific focus on representation and diversity trends within the workforce. The importance of DE&I is consistently reinforced by executive leadership through town hall meetings, employee communications, and active participation in and sponsorship of our ERGs. A diverse and inclusive workforce makes us stronger, as well as more agile, innovative, and adaptable. We believe it benefits our various stakeholders culturally, operationally, and financially.
We maintain eight ERGs sponsored by members of Ally’s Executive Council and chaired by leaders from multiple levels of management across Ally. These ERGs consist of: Aliados, Asian/Middle Eastern, Black/African American, Diverse Abilities, Generational, Pride, Veteran, and Women ALLYs. Membership in our ERGs is voluntary and open to all employees, whether they identify with the ERG or view themselves as an ally to the group. As we celebrated the fifth anniversary of ERGs in 2022, employee participation grew to more than 50% of our workforce belonging to at least one ERG as of December 31, 2022, as compared to 43% as of December 31, 2021. Beyond our ERGs, our Technology Organization also launched two diversity-focused groups that explore the obstacles to inclusivity that exist specifically within the technology industry. These two groups were Women in Technology (WiT) and Black and Brown in Technology (BBiT). Our objective across all the groups is to foster a workplace environment where all employees have a sense of belonging and know their opinions count.
Our commitment to inclusion emphasizes representation transparency, accountability, and action for our employees. As of December 31, 2022, our gender representation is approximately 51% men and 49% women. We increased representation of women and people of color in our manager and above roles, and redesigned programs to create more opportunities for early talent.
The following table presents our employee representation of women, and Black or African American, Latino or Hispanic, or Asian individuals as a percentage of all employees.

	2022 (a)				2021 (a)
December 31,	Women	Black or African American	Latino or Hispanic	Asian	Women	Black or African American	Latino or Hispanic	Asian
Associate	73%	50%	11%	3%	73%	50%	10%	3%
Analyst	47	19	9	9	47	18	8	8
Managers/Directors	35	8	4	15	34	7	4	13
Executive	26	3	3	3	25	4	3	4
All employees	49	22	8	9	48	21	7	8
(a)Figures in the table are based upon information self-reported by our employees.
We believe equal access to earning potential is essential in attracting, retaining, and inspiring top talent. Our external hiring practices are based on market rates for roles, experience, and performance. To the same end, we do not and have not requested salary history from candidates since 2017, and we regularly benchmark our compensation against other companies, both within and outside our industry. Pay rates for all positions are routinely reviewed, supporting equitable pay across the organization. On February 1, 2021, we established an internal minimum hourly wage for our U.S. employees of $17, which increased to $20 and $23, on September 13, 2021, and November 7, 2022, respectively. Beginning January 1, 2023, in concurrence with laws in multiple municipalities in which we operate, we began proactively including pay ranges in job postings nationwide.
Beginning in 2022, we observed Juneteenth as a paid holiday for U.S. employees to commemorate the emancipation of millions of people from slavery and our Canadian employees observed National Day for Truth and Reconciliation as a paid holiday to honor the Native children, survivors, families, and communities affected by residential schools.
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

Ally Financial Inc. • Form 10-K
on debit transactions subject to a certain amount. In September 2022, we announced early direct deposit, an account feature that allows customers to access qualifying direct deposits up to two days in advance of receipt.
Suppliers
Our Supplier Diversity program focuses on diversity and inclusion amongst our supplier base. The program includes a proactive business strategy encouraging the use of diverse suppliers defined as those owned by U.S.-based minorities, women, LGBTQ+, veterans and those with disabilities, and small or disadvantaged businesses defined by local, state, or federal classifications. We monitor and report expenditure with diverse suppliers in two tiers: first-tier expenditure is our direct expenditure with diverse suppliers, and second-tier expenditure is indirect expenditure associated with our prime suppliers that are utilizing minority, women, LGBTQ+, veteran, disability-owned, and small or disadvantaged businesses to help support us.
Since the program’s inception, we have created operational processes to include diverse suppliers in our bidding and contracting opportunities. This has resulted in an increase in both first-tier and second-tier diverse supplier expenditures. In 2022, we achieved $135 million of direct expenditures composed of certified Minority and Women-Owned Business Enterprises, Small Business, and classified diverse spend, surpassing direct diverse expenditures in 2021 by $30 million. Approximately 100 of our largest suppliers, in terms of dollars spent, participated in second-tier expenditure reporting during the year ended December 31, 2022. As a result, these suppliers have allowed us to capture our second-tier diverse supplier expenditures, which provides a more holistic view of our economic impact within our communities.
Our dedicated Supplier Diversity team assists our business lines and procurement teams in identifying a mix of diverse suppliers with the proper credentials and capabilities to adhere to our third-party risk, operational, commercial, legal and performance standards. As part of our initial supplier due diligence process, our Supplier Diversity and procurement teams partner to research qualified diverse suppliers capable of meeting our standards in Request for Proposal events. This allows us to integrate consideration of diverse business enterprises in third-party purchasing opportunities. Our comprehensive sourcing network pairs our needs with the business strengths of a diverse mix of large and small suppliers, who then may participate in our bidding and selection processes.
In February 2022, we hosted the second-annual Supplier Diversity Symposium, which facilitated interactive breakout sessions and a fireside chat with our CEO to increase access, create connections, and explore opportunities to expand relationships with diverse suppliers. In addition to our annual Symposium, we hosted quarterly diverse supplier spotlight events as part of our ongoing commitment to supplier diversity. These events engaged diverse suppliers through interactive mock sales pitches and provided immediate coaching and feedback. As a result of this access, many of the participating diverse suppliers went on to connect with our supply chain department and business line executives to explore potential opportunities to work with us. Our Supplier Diversity Month was created in July 2021 as part of our ongoing commitment to creating access and opportunities for diverse suppliers. During 2022, we featured more than 50 diverse-owned businesses through our Supplier Diversity Symposium, quarterly spotlight events, and Supplier Diversity Month.
Recognition
As a reflection of our collective efforts across each of these pillars to build an inclusive culture, we were recognized by several organizations in 2022 and 2021. In 2022, Ally was named a Forbes Best Employer among large employers, which ranked us 64th out of 500 large employers. Additionally, we were recognized as a 2022 Top Workplaces USA award recipient for our people-first culture and were included in People’s 2022 Companies That Care list. We were named sixth on Newsweek’s Most Loved Workplace list in our inaugural year of qualification, and ranked first in financial services.
In 2022, we made the Forbes’ lists as a best place to work for women, veterans, new graduates, and diversity. We also were named to Diversity Inc.’s Top 50 companies for diversity list for a second consecutive year, and as a best place to work for disability inclusion by the following organizations: American Association of People with Disabilities, and Disability:IN. Additionally, the Human Rights Campaign Foundation named us a best place to work for LGBTQ+ equality, the sixth straight year we have achieved this recognition.
Our Supplier Diversity Program was acknowledged during 2022. We received the TOP Corporations Award from the Greater Women’s Business Council and the Ally for Excellence in Supplier Diversity award from the Carolina's LGBTQ+ Chamber of Commerce.
Engagement
Sustaining high levels of employee engagement is key as we continue to build a company where our employees want to work, have purposeful careers, and feel empowered to make a difference. Throughout the year, we leverage a third-party provider to administer confidential employee surveys to provide feedback on key strengths and opportunity areas for action-taking to improve our culture.
The following table indicates our company-wide engagement survey results as measured by our third-party provider, based on a 100-point scale, as well as our participation rates for the survey.

	2022	2021
Ally score	85	84
Financial services benchmark	76	74
Ally employee participation % (a)	73	79
(a)The participation rate benchmark from our third-party provider decreased to 75% in 2022, compared to 80% in 2021.

Ally Financial Inc. • Form 10-K
For 2022 and 2021, our employee engagement scores were within the top 10% of all global companies that participated in the survey and at least nine points higher than the financial services industry benchmark. High levels of employee engagement help reflect a productive and healthy workforce that takes care of our customers and communities, and contribute to our employee retention rate, which was approximately 85% and 86% for the years ended December 31, 2022, and December 31, 2021, respectively.
Hiring, Retention, and Learning and Development
We make significant investments in recruitment and employee development to attract and retain top talent. Our recruitment process is vast and includes partnerships with universities, including virtual and on-campus recruiting events, online platforms, internship and rotational programs, and referral bonuses to current employees. We hold numerous programs to invest in the growth and development of our employees. Our employee base receives continuing education courses relevant to our industry through the Ally Learning Center, in addition to on-the-job training related to their function or a regulatory requirement. We offer targeted trainings for management and leadership development. We have organized a mentor-mentee program as an avenue for our employees to share knowledge, experience, and perspective and to foster the personal and professional growth of one another. Certain of our business lines offer rotational and leader development programs with the oversight and guidance of our HR business partners.
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
We encourage internal mobility among our employees, contributing to 22% and 26% of our existing eligible workforce that has been with Ally for at least one year receiving promotions or taking on new roles during the years ended December 31, 2022, and December 31, 2021, respectively. Our deliberate focus on mobility supports our ongoing retention efforts for top talent across the organization. The retention rate for employees that we determine to be high performers through talent planning was 94% for both years ended December 31, 2022, and December 31, 2021. On a routine basis, we perform talent and succession planning to develop and retain our top talent. We also provide support for continuing education through a tuition reimbursement program, as well as student loan repayment assistance and contributions to employee’s 529 education savings plans.
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
We empower our employees to act as founders with an owner’s mindset across all levels of the organization and all parts of the business which is encouraged through our shared equity program. In August 2021, we announced that all eligible employees may be awarded Ally stock annually through our discretionary #OwnIt Annual Grant Program dependent upon our financial performance and Board approval. In January 2023, for the fourth consecutive year, we awarded all active, regular Ally employees with 100 restricted stock units, up to a maximum grant date value of $5,000, and subject to a 3-year cliff vesting schedule, in recognition of our notable accomplishments and to support a founder’s mentality. This benefit provides shared equity to our employees and to further encourage the mindset of an owner, we also maintain an employee stock purchase plan that provides employees with the opportunity to purchase Ally stock at a discount.
Supporting and valuing all our employees is central to our culture. We offer flexible health insurance options including dental and vision for our employees, as well as a pre-tax health savings account with employer contributions and reimbursement for certain eligible transportation and lodging expenses when in-network covered care is not available within 100 miles of a member’s home address. We provide life and disability benefits and manage a wellness program encouraging healthy living with financial rewards. In 2022, we announced expanded mental health benefits for our employees, their dependents, and immediate household members. This additional benefit will provide up to 16 free counseling sessions for each individual, regardless of their participation in our medical plans, to help address on-going community concerns over affordability and access to mental health care and build resiliency among our employee population.
We continue to adapt and update protocols around COVID-19, with foremost emphasis on our employee health and safety. Changes are driven by guidance from medical experts and in alignment with the CDC. As the government takes steps to end the public health emergency declarations come May 2023, we are also updating our guidelines and protocols. For our work to prioritize employee well-being with resources, benefits, and support, we were recognized with a Nation’s Best and Brightest in Wellness award in 2022, for the sixth consecutive year.

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
We are subject to extensive regulatory frameworks and to direct supervision and periodic examinations by various governmental agencies and industry SROs that are charged with overseeing the kinds of business activities in which we engage. This regulatory and supervisory oversight is designed to protect public and private interests—such as macroeconomic policy objectives, financial-market stability and liquidity, and the confidence and security of depositors generally—that may not always be aligned with those of our stockholders or non-deposit creditors. At any given time, we are involved in a number of legal and regulatory proceedings and governmental and regulatory examinations, investigations, and other inquiries. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report and to the risk factor below titled We are or may be subject to potential liability in connection with pending or threatened legal proceedings and other matters, which could adversely affect our business or financial results.
While the scope, intensity, and focus of governmental oversight can vary from time to time, we expect a highly demanding environment for the foreseeable future. Recently, regulatory and other governmental agencies have taken a host of actions that create more challenging and volatile financial and operating conditions for financial-services companies, including through formal rulemakings that change the law or interpretations of the law, supervisory expectations and public statements that are designed to informally compel changes in industry practices, and more aggressive approaches to enforcement that are accompanied by increasingly severe penalties. These actions are comprehensive in their coverage, such as rulemakings on climate-related disclosures, cybersecurity risk governance (including incident disclosure), CRA reform, credit-card fees, and personal-financial-data rights as well as guidance and statements on mergers and acquisitions, regulatory capital, resolution planning, automotive financing and insurance, fees for financial services, and UDAAP. Governmental oversight of this kind may reduce our revenues, limit the types of financial services and products we may offer, alter the investments we may make, affect the manner in which we conduct our business and operations, increase our litigation and regulatory costs, and enhance the ability of others to offer more competitive financial services and products. We continue to devote substantial time and resources to risk management, compliance, regulatory-change management, and cybersecurity and other technology initiatives, each of which—whether successful or not—also may adversely affect our ability to operate profitably or to pursue advantageous business opportunities.
Ally has elected to be treated as an FHC, which permits us to engage in a number of financial and related activities—including securities, advisory, insurance, and merchant-banking activities—beyond the business of banking. Ally and Ally Bank are subject to ongoing requirements for Ally to qualify as an FHC. If a BHC or any of its insured depository institutions is found not to be well capitalized or well managed, as defined under applicable law, the BHC can be restricted from engaging in the broader range of financial and related activities permitted for FHCs, including the ability to acquire companies engaged in those activities, and can be required to discontinue these activities or even divest any of its insured depository institutions. In addition, if an insured-depository-institution subsidiary of a BHC fails to achieve a satisfactory or better rating under the CRA, the ability of the BHC to expand its financial and related activities or make acquisitions could be restricted.
In connection with their continuous supervision and examinations of us, the FRB, the UDFI, the CFPB, the SEC, FINRA, the NYDFS, or other regulatory agencies may explicitly or implicitly require changes in our business or operations. Such a requirement may be judicially enforceable or impractical for us to contest, and if we are unable to comply with the requirement in a timely and effective manner, we could become subject to formal or informal enforcement and other supervisory actions, including memoranda of understanding, written agreements, cease-and-desist orders, and prompt-corrective-action or safety-and-soundness directives. The financial-services industry continues to face scrutiny from supervisory authorities in the examination process, including through an increasing use of horizontal reviews from a broader industry perspective as well as strict enforcement of laws at federal, state, and local levels—particularly in connection with business and other practices that may harm or appear to harm consumers and compliance with anti-money-laundering, sanctions, and related laws. Because of the regulatory and supervisory framework, financial institutions often are less inclined to litigate with governmental authorities. In general, the amounts paid by financial institutions in settling proceedings or investigations and the severity of other terms of regulatory settlements are likely to remain elevated. In some cases, governmental authorities have required criminal pleas or other extraordinary terms, including admissions of wrongdoing and the imposition of monitors, as part of settlements. Supervisory actions could entail significant restrictions on our existing business, our ability to develop new business or make acquisitions, our flexibility in conducting operations, and our ability to pay dividends or utilize capital. Enforcement and other supervisory actions also can result in the imposition of civil monetary penalties or injunctions, related litigation by private plaintiffs, damage to our reputation, and a loss of customer or investor confidence. We could be required as well to dispose of specified assets and liabilities within a prescribed period of time. As a result, any enforcement or other supervisory action could have an adverse effect on our business, financial condition, results of operations, and prospects.

Ally Financial Inc. • Form 10-K
Our regulatory and supervisory environments—whether at federal, state, or local levels—are not static. No assurance can be given that applicable statutes, regulations, and other laws will not be amended or construed differently, that new laws will not be adopted, or that any of these laws will not be enforced more aggressively. For example, while Congress nullified the CFPB’s guidance about compliance with fair-lending laws in the context of indirect automotive financing, the NYDFS later adopted arguably more far-reaching guidance on the subject. Changes in the regulatory and supervisory environments could adversely affect us in substantial and unpredictable ways, including by limiting the types of financial services and products we may offer, enhancing the ability of others to offer more competitive financial services and products, restricting our ability to make acquisitions or pursue other profitable opportunities, and negatively impacting our financial condition and results of operations. Further, our noncompliance with applicable laws—whether as a result of changes in interpretation or enforcement, system or human errors, or otherwise and, in some cases, regardless of whether noncompliance was inadvertent—could result in the suspension or revocation of licenses or registrations that we need to operate and in the initiation of enforcement and other supervisory actions or private litigation.
Our ability to execute our business strategy for Ally Bank may be adversely affected by regulatory constraints.
Much of our business and operations is conducted by Ally Bank, which is a direct bank with no branch network, and a primary component of our business strategy is its continued growth. This growth includes expanding our consumer and commercial lending and increasing our deposit customers and balances while optimizing our cost of funds. If regulatory agencies raise concerns about any aspect of our business strategy for Ally Bank or the way in which we implement it, we may be obliged to limit or even reverse the growth of Ally Bank or otherwise alter our strategy, which could have an adverse effect on our business, financial condition, results of operations, or prospects. In addition, if we are compelled to retain or shift any of our business activities in or to nonbank affiliates, our funding costs for those activities—such as unsecured funding in the capital markets—could be more expensive than our cost of funds at Ally Bank.
We are subject to stress tests, capital and liquidity planning, and other enhanced prudential standards, which impose significant restrictions and costly requirements on our business and operations.
We are currently subject to enhanced prudential standards that have been established by the FRB under the Dodd-Frank Act, as amended by the EGRRCP Act. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. Under the Tailoring Rules, Ally is a Category IV firm and, as such, is generally subject to supervisory stress testing on a two-year cycle and is required to submit an annual capital plan to the FRB.
The FRB may require us to revise and resubmit our capital plan in specified circumstances, including if the FRB determines that our capital plan is incomplete, our capital plan or internal capital adequacy process contains material weaknesses, or there has been, or will likely be, a material change in our risk profile (including a material change in our business strategy or any risk exposure), financial condition, or corporate structure. While a resubmission is pending, without prior approval of the FRB, we would generally be prohibited from paying dividends, repurchasing our common stock, or making other capital distributions. For example, in response to the outbreak of COVID-19, the FRB determined that changes in financial markets or the macroeconomic outlook could have a material effect on the risk profiles and financial conditions of firms subject to the capital-plan rule and that, as a result, the firms (including Ally) were required to resubmit capital plans as well as, for a period of time, suspend nearly all common-stock repurchases and restrict common-stock dividends.
Depending on the circumstances, to satisfy the FRB in its review of our capital plan, we may be required to further cease or limit capital distributions or to issue capital instruments that could be dilutive to stockholders. The FRB also may prevent us from maintaining or expanding lending or other business activities. Any of these developments, including the mere fact of being required by the FRB to revise or resubmit our capital plan and especially if unique to us or a group of firms like us, may damage our reputation and result in a loss of customer or investor confidence.
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
Ally Bank is a key part of our funding strategy, and we place great reliance on deposits at Ally Bank as a source of funding. Competition for deposits and deposit customers, however, is fierce. Further, recent increases in short-term interest rates have resulted in, and are expected to continue to result in, more intense competition in deposit pricing. Ally Bank does not have a branch network but, instead, obtains its deposits through online and other digital channels, from customers of Ally Invest, and through deposit brokers. Brokered deposits may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. Brokered deposits totaled $12.6 billion at December 31, 2022, which represented 8.3% of Ally Bank’s total deposits. In addition, our ability to maintain, grow, or favorably price deposits may be constrained by our lack of in-person banking services, gaps in our product and service offerings, changes in consumer trends, our smaller scale relative to other financial institutions, competition from fintech companies and emerging financial-services providers, any failures or deterioration in our customer service, or any loss of confidence in our brand or our business. Our level and cost of deposits also could be adversely affected by regulatory or supervisory restrictions, including any applicable prior approval requirements or limits on our offered rates or brokered deposit growth, and by changes in monetary or fiscal policies that influence deposit or other interest rates. Perceptions of our existing and future financial strength, rates or returns offered by other financial institutions or third parties, and other competitive factors beyond our control, including returns on alternative investments, will also impact the size and cost of our deposit base.
Requirements under U.S. Basel III that increased the quality and quantity of regulatory capital and future revisions to the Basel III framework may adversely affect our business and financial results.
Ally and Ally Bank are subject to U.S. Basel III. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. U.S. Basel III subjects Ally and Ally Bank to minimum risk-based capital ratios (including the dynamic stress capital buffer requirement applicable to Ally and the static capital conservation buffer requirement applicable to Ally Bank). Failure to satisfy these regulatory capital requirements would result in restrictions on our ability to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers.
If Ally or Ally Bank were to fail to satisfy its regulatory capital requirements, significant regulatory sanctions could result, such as a bar on capital distributions, limitations on acquisitions and new activities, restrictions on our acceptance of brokered deposits, a loss of our status as an FHC, or informal or formal enforcement and other supervisory actions. Such a failure also could irrevocably damage our reputation, prompt a loss of customer and investor confidence, prompt private litigation, and even lead to our resolution or receivership. Any of these consequences could have an adverse effect on our business, results of operations, financial condition, or prospects.
In December 2017, the Basel Committee approved revisions to the global Basel III capital framework (commonly known as the Basel III endgame or as Basel IV), many of which—if adopted in the United States—could heighten regulatory capital standards. While these revisions were planned for implementation by member countries by January 1, 2023, the U.S. banking agencies have yet to propose rules to do so. At this time, how the revisions will be harmonized and finalized in the United States remains unclear, and no assurance can be provided that they would not further impact our business, results of operations, financial condition, or prospects in an adverse way.
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
Our business and financial results are also significantly affected by the fiscal and monetary policies of the U.S. government and its agencies. We are particularly affected by the monetary policies of the FRB, which regulates the supply of money and credit in the United States in pursuit of maximum employment, stable prices, and moderate long-term interest rates. The FRB and its policies influence the availability and demand for loans and deposits, the rates and other terms for loans and deposits, the conditions in equity, fixed-income, currency, and other markets, and the value of securities and other financial instruments. Refer to the risk factor below, titled The levels of or changes in interest rates could affect our results of operations and financial condition, for more information on how the FRB affects interest rates. These policies and related governmental actions could adversely affect every facet of our business and operations—for example, the new and used vehicle financing market, the creditworthiness of our customers, the cost of our deposits and other interest-bearing liabilities, and the yield on our earning assets.
Additionally, changes to tax policies could have a significant impact on our results of operations and financial condition. For example, in August 2022, the Inflation Reduction Act was signed into law in the United States and, in part, imposes a 15% corporate alternative minimum tax on certain large corporations, such as Ally, and a surcharge on stock repurchases. Tax and other fiscal policies, moreover, impact not only general economic and market conditions but also give rise to incentives or disincentives that affect how we and our customers prioritize objectives, deploy resources, and run households or operate businesses. Both the timing and the nature of any changes in monetary or fiscal

Ally Financial Inc. • Form 10-K
policies, as well as their consequences for the economy and the markets in which we operate, are beyond our control and difficult to predict but could adversely affect us.
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
Cybersecurity and data-privacy risks have received heightened legislative and regulatory attention. For example, the U.S. banking agencies have adopted a final rule requiring us to notify the FRB within 36 hours of any significant computer security incident and have proposed enhanced cyber risk management standards applicable to us and our service providers that would address cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. In addition, rulemakings by the SEC and the CFPB have commenced to further regulate cybersecurity risk governance (including incident disclosure) and personal-financial-data rights, respectively. Several states and their governmental agencies, such as the NYDFS, also have adopted or proposed cybersecurity and data-privacy laws. Privacy laws in the State of California, for example, require regulated entities to establish measures to identify, manage, secure, track, produce, and delete personal information.
Legislation and regulations on cybersecurity and data privacy may compel us to enhance or modify our systems and infrastructure, invest in new systems and infrastructure, change our service providers, augment our scenario and vulnerability testing, or alter our business practices or our policies on security, data governance, and privacy. If any of these outcomes were to occur, the complexity and costs of our operations could increase significantly. In addition, if governmental authorities were to conclude that we or our service providers had not adequately implemented laws on cybersecurity and data privacy or had not otherwise met related supervisory expectations, we could be subject to enforcement and other supervisory actions, related litigation by private plaintiffs, reputational damage, or a loss of customer or investor confidence.
Our business and financial results may be negatively affected by governmental responses to climate change and related environmental issues.
Governments are intensely focused on the effects of climate change and related environmental issues. For example, since December 2020, the FRB has become a member of the Network of Central Banks and Supervisors for Greening the Financial System, created a Supervision Climate Committee to identify and assess financial risks from climate change and to develop a program to ensure the resilience of supervised firms to those risks, and created a Financial Stability Climate Committee to identify, assess, and address climate-related risks to financial stability. The FRB also proposed in December 2022 a high-level framework for the safe and sound management of exposures to climate-related financial risks for large banking organizations, such as Ally, after announcing in September 2022 that six of the nation’s largest banks will participate in a pilot climate-scenario-analysis exercise designed to enhance the ability of supervisors and firms to measure and manage climate-related financial risks. In addition, President Biden has issued an Executive Order on Climate-Related Financial Risks, which in part directs the U.S. Treasury Secretary to work with other members of the Financial Stability Oversight Council to consider a number of actions. Included among them are the Financial Stability Oversight Council’s assessment of climate-related financial risk to the stability of the federal government and the U.S. financial system, facilitation of the sharing of climate-related financial risk data and information among its members and other executive departments and agencies, and issuance of a report on any efforts by its members to integrate consideration of climate-related financial risk in their policies and programs. Further, the SEC has created a Climate and ESG Task Force in the Division of Enforcement, whose purpose includes proactively identifying ESG-related misconduct such as material gaps or misstatements in the disclosure of climate risks.
How governments act to mitigate climate and related environmental risks, as well as associated changes in the behavior and preferences of businesses and consumers, could have an adverse effect on our business and financial results. The FRB has announced its development of a program of scenario analysis to evaluate the potential economic and financial risks posed by different climate outcomes, and especially because of our concentration in automotive finance and insurance, this could have the effect of directly or indirectly compelling us to alter our businesses or operations in ways that would be detrimental to our results of operations and prospects. Such a program, moreover, could be followed by an incorporation of climate and related environmental risks into the FRB’s supervisory stress tests, which may negatively impact us and our future capital plans. Further, we may be compelled to change or cease some of our business or operational practices or to incur additional capital, compliance, and other costs because of climate- or environmental-driven changes in applicable law or supervisory expectations or due to related political, social, market, or similar pressure. We also could experience a decline in the demand for and value of used gasoline-powered vehicles that secure our loans to dealers, retailers, and consumers or that we remarket. It is possible as well that

Ally Financial Inc. • Form 10-K
changes in climate and related environmental risks, perceptions of them, and governmental responses to them may occur more rapidly than we are able to adapt without disrupting our business and impairing our financial results.
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
Our business and financial results depend significantly on household, business, economic, and market conditions. When those conditions are weak or deteriorating, we could simultaneously experience reduced demand for credit and increased delinquencies or defaults, including in the loans that we have securitized and in which we retain a residual interest. These kinds of conditions also could dampen the demand for products and services in our insurance, banking, brokerage, advisory, and other businesses. Increased delinquencies or defaults could also result from our failing to appropriately underwrite loans and operating leases that we originate or purchase or from our adopting—for strategic, competitive, or other reasons—more liberal underwriting standards. If delinquencies or defaults on our loans and operating leases increase, their value and the income derived from them could be adversely affected, and we could incur increased administrative and other costs in seeking a recovery on claims and any collateral. If unfavorable conditions are negatively affecting used vehicle or other collateral values at the same time, the amount and timing of recoveries could suffer as well. Weak or deteriorating economic conditions also may negatively impact the market value and liquidity of our investment securities, and we may be required to record additional impairment charges that adversely affect earnings if debt securities suffer a decline in value that is considered other-than-temporary. There can be no assurance that our forecasts of economic conditions, our assessments and monitoring of credit risk, and our efforts to mitigate credit risk through risk-based pricing, appropriate underwriting and investment policies, loss-mitigation strategies, and diversification are, or will be, sufficient to prevent an adverse impact to our business and financial results. For example, early loss performance in our consumer automotive lending portfolio is trending higher compared to expectations at the time of origination for loans originated between the third quarter of 2021 and the second quarter of 2022. In addition, because of CECL, our financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report. A financial or systemic shock and a failure of a significant counterparty or a significant group of counterparties could negatively impact us as well, possibly to a severe degree, due to our role as a financial intermediary and the interconnectedness of the financial system.
We continue to have exposure to nonprime consumer automotive financing and used vehicle financing. We define nonprime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of less than 620. Customers that finance used vehicles tend to have lower FICO® Scores as compared to new vehicle customers, and defaults resulting from vehicle breakdowns are more likely to occur with used vehicles as compared to new vehicles that are financed. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.8 billion, or approximately 10.6% of our total consumer automotive loans at December 31, 2022, as compared to $8.8 billion, or approximately 11.3% of our total consumer automotive loans at December 31, 2021. At December 31, 2022, and 2021, $302 million and $294 million, respectively, of nonprime consumer automotive loans were considered nonperforming as they had been placed on nonaccrual status in accordance with our accounting policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements for additional information. Additionally, the carrying value of our consumer automotive used vehicle loans before allowance for loan losses was $55.7 billion, or approximately 67.0% of our total consumer automotive loans at December 31, 2022, as compared to $49.3 billion, or approximately 63.0% of our total consumer automotive loans at December 31, 2021. If our exposure to nonprime consumer automotive loans or used vehicle financing continue to increase over time, our credit risk will increase to a possibly significant degree.
As part of the underwriting process, we rely heavily upon information supplied by applicants and other third parties, such as credit reporting agencies, automotive dealers and retailers (in the case of automotive consumer and commercial loans), and service providers (in the case of unsecured personal loans). If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected before completing the transaction, we may experience increased credit risk.
Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to significantly increase our allowance, which may adversely affect our financial condition and results of operations.
On January 1, 2020, we adopted CECL to measure credit losses for financial assets measured at amortized cost, which includes the vast majority of our finance receivables and loan portfolio. Under CECL, the allowance is established to reserve for management’s best estimate of expected lifetime losses inherent in our finance receivables and loan portfolio. CECL substantially increased our allowance for loan losses with a resulting negative day-one adjustment to equity on January 1, 2020. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report.
Regulatory agencies periodically review our allowance for loan losses, as well as our methodology and models used for calculating our allowance for loan losses, and from time to time may insist on an increase in the allowance for loan losses or the recognition of additional

Ally Financial Inc. • Form 10-K
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
Our share of commercial wholesale financing remains at risk of decreasing in the future as a result of intense competition and other factors. The number of dealers with whom we have wholesale relationships decreased approximately 4% as of December 31, 2022, compared to December 31, 2021. If we are not able to maintain existing relationships with significant automotive dealers or if we are not able to develop new relationships for any reason—including if we are not able to provide services on a timely basis, offer products and services that meet the needs of the dealers, compete successfully with the products and services of our competitors, or effectively counter the influence that captive automotive finance companies have in the marketplace or the exclusivity privileges that some competitors have with automotive manufacturers—our wholesale funding volumes, and the number of dealers with whom we have retail funding relationships, could decline in the future. If this were to occur, our business, results of operations, financial condition, or prospects could be adversely affected.
GM and Stellantis dealers and their retail customers continue to constitute a significant portion of our customer base, which creates concentration risk for us.
While we continue to diversify our automotive finance and insurance businesses and to expand into other financial services, GM and Stellantis dealers and their retail customers still constitute a significant portion of our customer base. In 2022, 31% of our new vehicle dealer inventory financing and 22% of our consumer automotive financing volume were transacted for GM dealers and customers, and 55% of our new vehicle dealer inventory financing and 22% of our consumer automotive financing volume were transacted for Stellantis dealers and customers. In 2021, 31% of our new vehicle dealer inventory financing and 21% of our consumer automotive financing volume were transacted for GM-franchised dealers and customers, and 48% of our new vehicle dealer inventory financing and 26% of our consumer automotive financing volume were transacted for Stellantis dealers and customers. GM, Stellantis, and their captive finance companies compete vigorously with us and could take further actions that negatively impact the amount of business that we do with GM and Stellantis dealers and their customers. A significant adverse change in GM’s or Stellantis’ business—including, for example, in the production or sale of GM or Stellantis vehicles, the quality or resale value of GM or Stellantis vehicles, GM’s or Stellantis’ relationships with its key suppliers, or the rate or volume of recalls of GM or Stellantis vehicles—could negatively impact our GM and Stellantis dealer and retail customer bases and the value of collateral securing our extensions of credit to them. Any future reductions in GM and Stellantis business that we are not able to offset could adversely affect our business and financial results.
Our business and financial results are dependent upon overall U.S. automotive industry sales volume.
Our automotive finance and insurance businesses can be impacted by the sales volume for new and used vehicles. Vehicle sales are impacted, in turn, by several economic and market conditions, including employment levels, household income and savings, interest rates, credit availability, inventory levels, customer preferences, and fuel costs. For example, new vehicle sales decreased dramatically during the economic crisis that began in 2007–2008 and did not rebound significantly until 2012 and 2013. More recently, automotive manufacturers have continued to experience shortages in their supply of semiconductor chips and other supply chain delays, which have materially

Ally Financial Inc. • Form 10-K
constrained their production and sale of new vehicles. Additionally, a meaningful rise in inflation during 2021 and through 2022 prompted the FRB to sharply increase the federal funds rate more than expected during 2022, and FRB officials have signaled that further increases are expected in 2023. The current level and trajectory of borrowing costs could adversely affect demand for new and used vehicles in the near term. Any future declines in new or used vehicle sales could have an adverse effect on our business and financial results.
Vehicle loans and operating leases make up a significant part of our earning assets, and our business and financial results could suffer if used vehicle prices are low or volatile or decrease in the future.
During the year ended December 31, 2022, approximately 58% of our average earning assets were composed of vehicle loans or operating leases and related residual securitization interests. If we experience higher losses on the sale of repossessed vehicles or lower or more volatile residual values for off-lease vehicles, our business or financial results could be adversely affected.
General economic conditions, the supply of off-lease and other vehicles to be sold, the levels of demand for vehicle ownership and use, relative market prices for new and used vehicles, perceived vehicle quality, the shift from gasoline to electric vehicles, overall vehicle prices, the vehicle disposition channel, volatility in gasoline or diesel fuel prices, levels of household income and savings, interest rates, and other factors outside of our control heavily influence used vehicle prices. Consumer confidence levels and the strength of automotive manufacturers, dealers, and retailers can also influence the used vehicle market. For example, during the economic crisis that began in 2007–2008, sharp declines in used vehicle demand and sale prices adversely affected our remarketing proceeds and financial results.
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
We are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market rates of interest, which in turn are influenced by monetary and fiscal policies, general economic and market conditions (including high or increasing levels of inflation), the political and regulatory environments, business and consumer sentiment, competitive pressures, and expectations about the future (including future changes in interest rates). We may be adversely affected by policies, laws, and events that have the effect of flattening or inverting the yield curve (that is, the difference between long-term and short-term interest rates), depressing the interest rates associated with our earning assets to levels near the rates associated with our interest expense, increasing the volatility of market rates of interest (including the rate of change), or changing the spreads among different interest rate indices. As of December 31, 2022, we remain liability sensitive and expect increasing interest rates to have a negative impact to our near-term net interest income.
The levels of or changes in interest rates could adversely affect us beyond our net interest income, including by increasing the cost or decreasing the availability of deposits or other variable-rate funding instruments, reducing the return on or demand for loans or increasing the prepayment speed of loans, increasing customer or counterparty delinquencies or defaults, negatively impacting our ability to remarket off-lease and repossessed vehicles, and reducing the value of our loans, retained interests in securitizations, and fixed-income securities in our investment portfolio and the efficacy of our hedging strategies. For example, recent increases in interest rates have resulted in, and could in the future further result in, unrealized losses in our investment securities portfolio, which are recognized in accumulated other comprehensive loss within the Consolidated Balance Sheet. We recognize the accumulated change in estimated fair value of these fixed-income securities in net income when we realize a gain or loss upon the sale of the security.
The level of and changes in market rates of interest—and, as a result, these risks and uncertainties—are beyond our control. The dynamics among these risks and uncertainties are also challenging to assess and manage. For example, while an accommodative monetary policy may benefit us to some degree by spurring economic activity among our customers, such a policy may ultimately cause us more harm by inhibiting our ability to grow or sustain net interest income. A rising interest rate environment can pose different challenges, such as potentially slowing the demand for credit, increasing delinquencies and defaults, and reducing the values of our loans and fixed-income securities. Market volatility in interest rates, including the rate of change, can create particularly difficult conditions. Following a prolonged period in which the federal funds rate was stable or decreasing, the FRB increased this benchmark rate on a number of occasions during 2017 and 2018 and began to end its quantitative-easing program and reduce the size of its balance sheet. During 2019, however, the FRB reversed course and reduced the federal funds rate several times and, in March 2020, reduced the target range for the federal funds rate to zero to 0.25 percent. A meaningful rise in inflation during 2021 and through 2022 prompted the FRB to sharply increase the federal funds rate more than expected during 2022, and FRB officials have signaled that further increases are expected in 2023. Refer to the section titled Market Risk in the MD&A that follows and Note 21 to the Consolidated Financial Statements.

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
In March 2021, the United Kingdom Financial Conduct Authority, which regulates LIBOR’s administrator, announced that U.S. dollar LIBOR settings (other than the 1-week and 2-month U.S. dollar LIBOR settings) will cease to be provided or cease to be representative after June 30, 2023. The publication of the 1-week and 2-month U.S. dollar LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. The LIBOR Act, enacted in March 2022, provides a uniform approach for replacing LIBOR as a reference interest rate in tough legacy contracts—that is, contracts that do not include effective fallback provisions—when LIBOR is no longer published or is no longer representative. Under the LIBOR Act, references to the most common tenors of LIBOR in these contracts will be replaced as a matter of law, without the need to be amended by the parties, to instead reference benchmark interest rates based on SOFR that will be identified by the FRB. The FRB issued a final rule effective February 27, 2023, to implement the LIBOR Act. Ally continues to evaluate the effects of the LIBOR Act and the FRB’s final rule on Ally’s LIBOR-linked contracts, which remain uncertain.
Although governmental authorities have endeavored to facilitate an orderly discontinuation of LIBOR, no assurance can be provided that this aim will be achieved or that the use, level, and volatility of LIBOR or other interest rates or the value of LIBOR-based securities will not be adversely affected. Further, the viability of SOFR as an alternative reference rate and the availability and acceptance of other alternative reference rates remain unclear and also may have adverse effects on market rates of interest and the value of securities and other financial arrangements. In addition, although the LIBOR Act and its implementing regulations include safe harbors if the FRB’s SOFR-based replacement rates are selected, these safe harbors are untested, and we could still be exposed to risks associated with disputes and litigation with customers, counterparties, and other market participants in connection with implementing replacement rates for LIBOR. These uncertainties, proposals and actions to resolve them, and their ultimate resolution also could negatively impact our funding costs, loan and other asset values, asset-liability management strategies, and other aspects of our business and financial results. Refer to the section titled Market Risk in the MD&A that follows and Note 21 to the Consolidated Financial Statements.
We rely extensively on third-party service providers in delivering products and services to our customers and otherwise conducting our business and operations, and their failure to perform to our standards or other issues of concern with them could adversely affect our reputation, business, and financial results.
We seek to distinguish ourselves as a customer-centric company that delivers passionate customer service and innovative financial solutions and that is relentlessly focused on “Doing it Right.” Third-party service providers, however, are key to much of our business and operations, including online and mobile banking, mortgage finance, personal lending, credit cards, brokerage, customer service, and operating systems and infrastructure. While we have implemented a supplier-risk-management program and can exert varying degrees of influence over our service providers, we do not control them, their actions, or their businesses. Our contracts with service providers, moreover, may not require or sufficiently incent them to perform at levels and in ways that we would choose to act on our own. Despite our supplier-risk-management program, service providers have not always met our requirements and expectations, and no assurance can be provided that in the future they will perform to our standards, adequately represent our brand, comply with applicable law, appropriately manage their own risks (including cybersecurity), remain financially or operationally viable, abide by their contractual obligations, or continue to provide us with the services that we require. In such a circumstance, our ability to deliver products and services to customers, to satisfy customer expectations, and to otherwise successfully conduct our business and operations have been and, in the future, could be adversely affected. In addition, we may need to incur substantial expenses to address issues of concern with a service provider, and if the issues cannot be acceptably resolved, we may not be able to timely or effectively replace the service provider due to contractual restrictions, the unavailability of acceptable alternative providers, or other reasons. Further, regardless of how much we can influence our service providers, issues of concern with them could result in supervisory actions and private litigation against us and could harm our reputation, business, and financial results.
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

Ally Financial Inc. • Form 10-K
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
Skilled employees are our most important resource, and competition for talented people is intense. Even though compensation and benefits expense is among our highest costs, we may not be able to locate and hire the best people, keep them with us, or properly motivate them to perform at a high level. This risk may be exacerbated due to some of our competitors having significantly greater scale, financial and operational resources, and brand recognition. While we strive to mitigate human-capital risks, our senior executives and other key leaders have deep and broad industry experience and would be difficult to replace without some degree of disruption. In addition, we may experience competition in retaining employees based on remote or other flexible work arrangements, and our ability to attract or retain qualified employees may be adversely affected if our work arrangements are perceived as less favorable than those of our competitors. Continued scrutiny of compensation practices, especially in the financial services industry, has made this competition for talent only more difficult. In addition, many parts of our business are particularly dependent on key personnel, and retaining talented people in certain areas, such as technology, has been challenging. Further, growth in our businesses, through acquisitions or otherwise, will further increase our need for skilled employees. If we were to lose and find ourselves unable to replace these personnel or other skilled employees or if the competition for talent were to drive our compensation costs to unsustainable levels, our management of operational and other risks could suffer, and our business and financial results could be negatively impacted.
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
Liquidity is the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable losses. Banks are especially vulnerable to liquidity risk because of their role in the maturity transformation of demand or short-term deposits into longer-term loans or other extensions of credit. We, like other financial services companies, rely to a significant extent on external sources of funding (such as deposits and borrowings) for the liquidity needed to conduct our business and operations. A number of factors beyond our control, however, could have a detrimental impact on the availability or cost of that funding and thus on our liquidity. These include market disruptions, changes in our credit ratings or the sentiment of our investors, the state of the regulatory environment and monetary and fiscal policies, competitive dynamics, reputational damage, the confidence of depositors in us, financial or systemic shocks, and significant counterparty failures. Weak business or operational performance, unexpected declines or limits on dividends or other distributions from our subsidiaries, and other failures to execute our strategic plan also could adversely affect Ally’s liquidity position.
We have significant maturities of unsecured debt each year. While we have reduced our reliance on unsecured funding as our deposits have grown, it remains an important component of our capital structure and financing plans. At December 31, 2022, approximately $2.1 billion in principal amount of total outstanding consolidated unsecured debt is scheduled to mature in 2023, and approximately $1.5 billion and $2.5 billion is scheduled to mature in 2024 and 2025, respectively. We also utilize secured funding. At December 31, 2022, approximately $2.4 billion in principal amount of total outstanding consolidated secured long-term debt is scheduled to mature in 2023, approximately $2.9 billion is scheduled to mature in 2024, and approximately $1.4 billion is scheduled to mature in 2025. Furthermore, at December 31, 2022, approximately $26.1 billion in certificates of deposit at Ally Bank are scheduled to mature in 2023, which is not included

Ally Financial Inc. • Form 10-K
in the amounts provided above. Additional funding, whether through deposits or borrowings, will be required to fund a substantial portion of the debt maturities over these periods.
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
We have a significant amount of indebtedness apart from deposit liabilities. At December 31, 2022, we had approximately $18.6 billion in principal amount of indebtedness outstanding (including $7.7 billion in secured indebtedness). Interest expense on our indebtedness was equal to approximately 8% of our total financing revenue and other interest income for the year ended December 31, 2022. We also have the ability to create additional indebtedness.
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
The markets for automotive financing, insurance, banking (including corporate finance, mortgage finance, point-of-sale personal lending, and credit-card products), brokerage, and investment-advisory services are extremely competitive, and competitive pressures could adversely affect our business and financial results.
The markets for automotive financing, insurance, banking (including corporate finance, mortgage finance, point-of-sale personal lending, and credit-card products), brokerage, and investment-advisory services are highly competitive, and we expect competitive pressures only to intensify in the future, especially in light of the regulatory and supervisory environments in which we operate, innovations that alter the barriers to entry, current and evolving economic and market conditions, changing customer preferences and consumer and business sentiment, and monetary and fiscal policies. In addition, the emergence, adoption, and evolution of new technologies that affect intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in robotic process automation could significantly affect the competition for financial services. Refer to the section above titled Industry and Competition in Part I, Item 1 of this report. Competitive pressures may drive us to take actions that we might otherwise eschew, such as lowering the interest rates or fees on loans, raising the interest rates on deposits, or adopting more liberal underwriting standards. These pressures also may accelerate actions that we might otherwise elect to defer, such as substantial investment in systems or infrastructure. Whatever the reason, actions that we take in response to competition may adversely affect our results of operations and financial condition. These consequences could be exacerbated if we are not successful in introducing new products and services, achieving market acceptance of our products and services, developing and maintaining a strong customer base, continuing to enhance our reputation, or prudently managing risks and expenses.

Ally Financial Inc. • Form 10-K
Challenging business, economic, or market conditions may adversely affect our business, results of operations, and financial condition.
Our businesses are driven by robust economic and market activity, monetary and fiscal stability, and positive investor, business, and consumer sentiment. A downturn in economic conditions, disruptions in the equity or debt markets, high unemployment or underemployment, depressed vehicle or housing prices, unsustainable debt levels, high inflation, unfavorable changes in interest rates, declines in household incomes or savings, deteriorating consumer or business sentiment, consumer or commercial bankruptcy filings, or declines in the strength of national or local economies could decrease demand for our products and services, increase the amount and rate of delinquencies and losses, raise our operating and other expenses, and negatively impact the returns on and the value of our loans, investment portfolio, and other assets. Further, if a significant and sustained increase in fuel prices or other adverse conditions were to lead to diminished new and used vehicle purchases or prices, our automotive finance and insurance businesses could suffer considerably. In addition, concerns about the pace of economic growth and uncertainty about fiscal and monetary policies can result in significant volatility in the financial markets and could impact our ability to obtain cost-effective funding. If any of these events were to occur or worsen, our business, results of operation, and financial condition could be adversely affected.
Geopolitical conditions, military conflicts, acts or threats of terrorism, natural disasters, pandemics, and other conditions or events beyond our control could adversely affect us.
Geopolitical conditions, military conflicts (including Russia’s invasion of Ukraine), acts or threats of terrorism, natural disasters, pandemics (including the COVID-19 pandemic), and other conditions or events beyond our control may adversely affect our business, results of operations, financial condition, or prospects. For example, military conflicts, acts or threats of terrorism, and political, financial, or military actions taken in response could adversely affect general economic, business, or market conditions and, in turn, us, especially as an intermediary within the financial system. In addition, nation states engaged in warfare or other hostile actions may directly or indirectly use cyberattacks against financial systems and financial-services companies like us to exert pressure on one another or other countries with influence or interests at stake. We also could be negatively impacted if our key personnel, a significant number of our employees, or our systems or infrastructure were to become unavailable or damaged due to a pandemic, natural disaster, war, act of terrorism, accident, or similar cause. These same risks and uncertainties arise too for the service providers and counterparties on whom we depend as well as their own third-party service providers and counterparties.
The most notable impact of COVID-19 on our results of operations was a significant increase in our provision expense for credit losses during the year ended December 31, 2020. This was primarily driven by incremental reserves associated with a deterioration in macroeconomic conditions, such as unemployment, following the onset of the pandemic. In the case of Russia’s invasion of Ukraine, security risks as well as increases in fuel and other commodity costs, supply-chain disruptions, and associated inflationary pressures have impacted our business the most. These conditions and events and others like them are highly complex and inherently uncertain, and their effect on our business, results of operations, financial condition, and prospects in the future cannot be reliably predicted.
Our hedging strategies may not be successful in mitigating our interest rate, foreign exchange, and market risks, which could adversely affect our financial results.
We employ various hedging strategies to mitigate the interest rate, foreign exchange, and market risks inherent in many of our assets and liabilities. Our hedging strategies rely considerably on assumptions and projections regarding our assets and liabilities as well as general market factors. If any of these assumptions or projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, foreign exchange rates, and other market factors, we may experience volatility in our earnings that could adversely affect our profitability and financial condition. In addition, we may not be able to find market participants that are willing to act as our hedging counterparties on acceptable terms or at all, which could have an adverse effect on the success of our hedging strategies. Our hedging strategies are not designed to eliminate all interest rate, foreign exchange, and market risks, and we were adversely impacted from rising interest rates in 2022. Refer to the risk factors titled The levels of or changes in interest rates could affect our results of operations and financial condition and Significant fluctuations in the valuation of investment securities or market prices could negatively affect our financial results.
We use estimates and assumptions in determining the value or amount of many of our assets and liabilities. If our estimates or assumptions prove to be incorrect, our cash flow, profitability, financial condition, and prospects could be adversely affected.
We use estimates and assumptions in determining the fair value of many of our assets, including retained interests from securitizations, loans held for sale, and other investments that do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining the residual values of our operating lease assets. In addition, we use estimates and assumptions in determining our allowance for loan losses, reserves for legal matters, insurance losses, and loss adjustment expenses (which represent the accumulation of estimates for both reported losses and those incurred, but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements). Refer to the section titled Critical Accounting Estimates in the MD&A that follows. Our assumptions and estimates may be inaccurate for many reasons. For example, they often involve matters that are inherently difficult to predict and that are beyond our control (such as macroeconomic conditions and their impact on automotive dealers and retailers, and consumers) and often involve complex interactions between a number of dependent and independent variables, factors, and other assumptions. Assumptions and estimates are also far more difficult during periods when markets are dislocated or illiquid and when comparable historical data is lacking, such as during the COVID-19 pandemic and the subsequent recovery. As a result, our actual experience may differ substantially from these estimates and assumptions. A meaningful difference between our estimates and assumptions and our actual experience may adversely affect

Ally Financial Inc. • Form 10-K
our cash flow, profitability, financial condition, and prospects and may increase the volatility of our financial results. In addition, several different judgments associated with assumptions or estimates could be reasonable under the circumstances and yet result in significantly different results being reported.
Significant fluctuations in the valuation of investment securities or market prices could negatively affect our financial results.
Market prices for investment securities, nonmarketable equity investments, and other financial assets are subject to considerable fluctuation. Fluctuations may result, for example, from perceived changes in the value of the asset, the relative price of alternative investments, the usual volume of trading in the asset, shifts in investor sentiment, geopolitical events, actual or expected changes in monetary or fiscal policies, and general market conditions, such as inflation. Due to these kinds of fluctuations, the amount that we realize in the subsequent sale of an investment may significantly differ from the last reported value and could negatively affect our financial results. For example, because nonmarketable equity investments are not readily salable in capital markets, their values are particularly susceptible to extreme volatility. Additionally, negative fluctuations in the value of available-for-sale investment securities could result in unrealized losses recorded in equity. For example, in 2022 we recorded $4.0 billion of net unrealized losses on our available-for-sale securities within accumulated other comprehensive loss. Refer to the risk factor above, titled The levels of or changes in interest rates could affect our results of operations and financial condition for more information on risks associated with increases in interest rates.
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
Governments, investors, customers, and the general public are increasingly focused on ESG practices, oversight, and disclosures. For us and others in the financial-services industry, this focus extends to the practices and disclosures of the customers, counterparties, and service providers with whom we choose to do business. For example, while we have a smaller carbon footprint as a digital financial services company and do not have commercial-lending relationships with a host of sensitive industries (such as those whose products are or are

Ally Financial Inc. • Form 10-K
perceived to be harmful to the environment or the public health), the majority of our business and operations are connected to the automotive industry. Views about ESG are diverse, dynamic, and rapidly changing, with a number of competing constituencies. If our ESG practices, oversight, and disclosures were considered to be inadequate or inappropriate by governmental officials, supervisory authorities, investors, customers, or other constituencies with the ability to affect our business and financial results, we could suffer reputational damage, a loss of customer and investor confidence, and adverse effects on our results of operations and prospects.
Climate change could adversely affect our business, operations, and reputation.
A prominent aspect of ESG is climate change and the management of climate and related environmental risks. The climate and the environment, however, are extraordinarily complex and impossible to reliably model, and as a result, related physical and transition risks and the scope and severity of their consequences are pervaded by uncertainty. Climate change and the transition to a less carbon-dependent economy may adversely affect our business, results of operations, financial condition, or prospects due to our concentration in automotive finance and insurance or for entirely different reasons that we cannot yet foresee. These physical and transition risks also may have a negative impact on the business, operations, or financial condition of customers, counterparties, and service providers on whom we rely. In addition, climate change may impact the broader economy, including through changes to the production, allocation, and use of energy and disruptions to supply chains. If our strategic or tactical responses to these physical and transition risks are or are perceived to be ineffective or insufficient, we could be subject to enforcement and other supervisory actions, reputational damage, a loss of customer or investor confidence, difficulty retaining or attracting talented employees, or other harm. Refer to the risk factor above, titled Our business and financial results may be negatively affected by governmental responses to climate change and related environmental issues for more information on risks associated with governmental responses to climate change.
Risks Related to Our Operations
We face a wide array of security risks that could result in business, reputational, financial, regulatory, and other harm to us.
Our operating systems and infrastructure, as well as those of our service providers or others on whom we rely, are subject to security risks that are rapidly evolving and increasing in scope, complexity, and frequency. This is due, in part, to the introduction of new technologies, the continued expansion of the use of internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of hostile state-sponsored actors, organized crime, perpetrators of fraud, hackers, terrorists, and others. We, along with other financial institutions, our service providers, and others on whom we rely, have been and are expected to continue to be the target of cyberattacks, which could include computer viruses, malware, malicious or destructive code, social engineering (including phishing or spear phishing attacks), denial-of-service or denial-of-information attacks, ransomware, identity theft, access violations by employees or vendors, attacks on the personal email of employees, and ransom demands accompanied by threats to expose security vulnerabilities. Risks relating to cyberattacks on our service providers and other third parties, including supply-chain attacks affecting our software and information-technology providers, have been rising as such attacks become increasingly frequent and severe. The development of new technologies, as well as the utilization of decentralized technology infrastructures (such as our increased utilization of cloud computing) and software-defined networks, could expose us to additional cybersecurity risks. We, our service providers, and others on whom we rely are also exposed to more traditional security threats to physical facilities and personnel.
These security risks could result in business, reputational, financial, regulatory, and other harm to us, which could be particularly pronounced due to our being a digital financial-services company with a meaningful dependence on service providers. For example, if sensitive, confidential, or proprietary data or other information about us or our customers, employees, or third parties were improperly disclosed, accessed, or destroyed because of a security breach, we could experience severe business or operational disruptions, reputational damage, contractual claims, supervisory actions, or litigation by private plaintiffs. As a digital financial-services company and a direct bank with no branch network, we may face heightened pressure to resolve security breaches more expeditiously to prevent or mitigate a loss of depositor or customer confidence, and if we were to fail to do so, our viability as a going concern could be threatened. As threats inevitably evolve, we expect to continue experiencing increased scrutiny of our security frameworks and protocols by supervisory authorities and others and to continue expending significant resources to enhance our defenses, to educate our employees, to monitor and support the defenses established by our service providers and others on whom we rely, and to investigate and remediate incidents and vulnerabilities as they arise or are identified. Even so, we may not be able to anticipate or implement effective preventive measures against all security breaches, especially because techniques change frequently, attacks can be launched with no warning from a wide variety of sources around the globe, and attackers often need few resources to extensively probe and exploit vulnerabilities over lengthy periods of time. A sophisticated breach, moreover, may not be identified until well after the attack has occurred and the damage has been caused.
We also could be adversely affected by security risks faced by others. For example, a cyberattack or other security breach affecting a service provider or another entity on whom we rely could negatively impact us and our ability to conduct business and operations just as much as a breach affecting us directly. Further, in such a circumstance, we may not receive timely notice of or sufficient information about the breach or be able to exert any meaningful control or influence over how and when the breach is addressed. In addition, a security threat affecting the business community, the markets, or parts of them may cycle or cascade through the financial system and harm us. The mere perception of a security breach involving us or any part of the financial services industry, whether or not true, also could damage our business, operations, or reputation.
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
We rely heavily upon communications, data management, and other operating systems and infrastructure—including cloud-based services—to conduct our business and operations, which creates meaningful operational risk for us. For example, during 2021, there were a number of widely publicized cases of outages in connection with access to cloud service providers. Any failure of or interruption in these systems or infrastructure or those of our service providers or others on whom we rely—including as a result of inadequate or failed technology or processes, unplanned or unsuccessful updates to technology, sudden increases in transaction volume, human errors, fraud or other misconduct, deficiencies in the integration of acquisitions or the commencement of new businesses, energy or similar infrastructure outages, disruptions in communications networks or systems, natural disasters, catastrophic events, pandemics, acts of terrorism, political or social unrest, external or internal security breaches, acts of vandalism, cyberattacks such as computer viruses and malware, misplaced or lost data, or breakdowns in business continuity plans—could cause failures or delays in receiving applications for loans and operating leases, underwriting or processing loan or operating-lease applications, servicing loans and operating leases, accessing online accounts, processing transactions, executing brokerage orders, communicating with our customers, managing our investment portfolio, or otherwise conducting our business and operations. These adverse effects could be exacerbated if systems or infrastructure need to be taken offline or meaningfully repaired, if backup systems or infrastructure are not adequately redundant and effective for the conduct of our business and operations, or if technological or other solutions do not exist or are slow to be developed. Further, to the extent that the systems or infrastructure of service providers or others are involved, we may have little or no knowledge, control, or influence over how and when failures or delays are addressed. As a digital financial-services company with a meaningful dependence on service providers, we are susceptible to business, reputational, financial, regulatory, and other harm as a result of these risks.
In the ordinary course of our business, we collect, store, process, and transmit sensitive, confidential, or proprietary data and other information, including business information, intellectual property, and the personally identifiable information of customers and employees. The secure collection, storage, processing, and transmission of this information are critical to our business and reputation, and if any of this information were mishandled, misused, improperly accessed, altered, lost, or stolen or if related operations were disabled or otherwise disrupted, we could suffer significant business, reputational, financial, regulatory, and other damage.
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
As a digital financial-services company and a direct bank with no branch network, we significantly depend on technology to deliver our products and services and to otherwise conduct our business and operations. To remain technologically competitive and operationally efficient, we invest in system upgrades, new solutions, cloud-based services, and other technology initiatives. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems, and require substantial financial, human, and other resources. Although we take steps to mitigate the risks and uncertainties associated with these initiatives, they are not always implemented on time, within budget, or without negative financial, operational, or customer impact and do not always perform as we or our customers expect, and no assurance can be provided that initiatives in the future will be or will do so. We also may not succeed in anticipating or keeping pace with future technology needs, the technology demands of customers, or the competitive landscape for technology. If we were to misstep in any of these areas, our business, financial results, or reputation could be negatively impacted. Our use of systems and other technologies also depends on rights or interests in the underlying intellectual property, which we or our service providers may own or license. If we or a service provider were alleged or found to be infringing on the intellectual-property rights of another person or entity, we could be liable for significant damages for past infringement, substantial fees for continued use, and deprivation of access for limited or extended periods of time without the practical availability of an alternative.
Our enterprise risk-management framework or independent risk-management function may not be effective in mitigating risk and loss.
We maintain an enterprise risk-management framework that is designed to identify, measure, assess, monitor, test, control, report, escalate, and mitigate the risks that we face. These include credit, insurance/underwriting, market, liquidity, business/strategic, reputation, operational, information-technology/cyber-security, compliance, and conduct risks. The framework incorporates risk culture and incentives, risk governance and organization, strategy and risk appetite, a material-risk taxonomy, key risk-management processes, and risk capabilities. Our chief risk officer, chief compliance officer, and other personnel who make up our independent risk-management function are responsible for overseeing and implementing the framework. Refer to the section titled Risk Management in the MD&A that follows. We continuously improve the risk-management framework in response to internal reviews and assessments, evolving industry practices, and changes in business and regulatory expectations. Even with these improvements, however, the framework cannot guarantee that we will effectively mitigate risk and limit losses in our business and operations. If conditions or circumstances arise that expose flaws or gaps in the framework or its design or implementation, the performance and value of our business and operations could be adversely affected. An ineffective risk-management framework or function also could give rise to enforcement and other supervisory actions, damage our reputation, and result in private litigation.

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

Ally Financial Inc. • Form 10-K
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal corporate offices are located in Detroit, Michigan, and Charlotte, North Carolina. In Detroit, we lease approximately 403,000 square feet of office space under a lease that expires in December 2028. In Charlotte, we occupy approximately 692,000 square feet of office space in a corporate facility that we own.
The primary offices for both our Automotive Finance and Insurance operations are located in Detroit, and are included in the totals referenced above. The primary office for our Mortgage Finance operations is located in Charlotte, and is included in the totals referenced above. The primary office for our Corporate Finance operations is located in New York, New York, where we lease approximately 55,000 square feet of office space under a lease that expires in August 2025.
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

Part II
Ally Financial Inc. • Form 10-K

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the symbol “ALLY.” At December 31, 2022, we had 299,324,357 shares of common stock outstanding, compared to 337,940,636 shares at December 31, 2021. As of February 22, 2023, we had approximately 33 holders of record of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12.
Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 index and the S&P Financials index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2017, and its relative performance is tracked through December 31, 2022. The returns shown are based on historical results and are not intended to suggest future performance.
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
50
40
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period ending
Ally Financial Inc.
S&P Financials Index
S&P 500 Index

Recent Sales of Unregistered Securities
Ally did not have any sales of unregistered securities in the last three fiscal years.

Ally Financial Inc. • Form 10-K
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended December 31, 2022.

Three months ended December 31, 2022	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
October 2022	1,688	$29.62	1,688	$351
November 2022	11	26.26	11	351
December 2022	32	25.80	32	350
Total	1,731	29.53	1,731
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)Excludes brokerage commissions.
(c)On January 11, 2022, we announced a common stock-repurchase program of up to $2.0 billion. The program commenced in the first quarter of 2022 and expired on December 31, 2022. Refer to Note 20 to the Consolidated Financial Statements for further details.
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
Unless the context otherwise requires, the following definitions apply. The term “loans” means the following consumer and commercial products associated with our direct and indirect financing activities: loans, retail installment sales contracts, lines of credit, and other financing products excluding operating leases. The term “operating leases” means consumer- and commercial-vehicle lease agreements where Ally is the lessor and the lessee is generally not obligated to acquire ownership of the vehicle at lease-end or compensate Ally for the vehicle’s residual value. The terms “lend,” “finance,” and “originate” mean our direct extension or origination of loans, our purchase or

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
acquisition of loans, or our purchase of operating leases, as applicable. The term “consumer” means all consumer products associated with our loan and operating-lease activities and all commercial retail installment sales contracts. The term “commercial” means all commercial products associated with our loan activities, other than commercial retail installment sales contracts. The term “partnerships” means business arrangements rather than partnerships as defined by law.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a financial-services company with the nation’s largest all-digital bank and an industry-leading automotive financing and insurance business, driven by a mission to “Do It Right” and be a relentless ally for customers and communities. The Company serves customers through a full range of online banking services (including deposits, mortgage lending, point-of-sale personal lending and credit-card products) and securities brokerage and investment advisory services. The Company also includes a corporate finance business that offers capital for equity sponsors and middle-market companies. Ally is a Delaware corporation and is registered as a BHC under the BHC Act, and an FHC under the GLB Act.
Our Business
Dealer Financial Services
Dealer Financial Services is composed of our Automotive Finance and Insurance segments. Our primary customers are automotive dealers, which are independently owned businesses, and automotive retailers, such as Carvana, CarMax, and EchoPark. A dealer may sell or lease a vehicle for cash but, more typically, enters into a retail installment sales contract or operating lease with the customer and then sells the retail installment sales contract or the operating lease and the leased vehicle, as applicable, to Ally or another automotive-finance provider. The purchase by Ally or another provider is commonly described as indirect automotive lending to the customer.
Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. We have deep dealer relationships that have been built throughout our over 100-year history, and we are leveraging competitive strengths to expand our dealer footprint. Our business model encourages dealers to use our broad range of products through incentive programs like our Ally Dealer Rewards program. Our automotive finance services include purchasing retail installment sales contracts and operating leases from dealers and automotive retailers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. We also offer retail VSCs and commercial insurance primarily covering dealers’ vehicle inventories. We are a leading provider of VSCs, GAP, and VMCs.
Automotive Finance
Our Automotive Finance operations provide U.S.-based automotive financing services to consumers, automotive dealers and retailers, other businesses, and municipalities. Our business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles make us a premier automotive finance company. At December 31, 2022, our Automotive Finance operations had $111.5 billion of assets and generated $5.5 billion of total net revenue in 2022. For consumers, we provide financing for new and used vehicles. In addition, our CSG provides automotive financing for small businesses and municipalities. At December 31, 2022, our CSG had $10.0 billion of loans outstanding. Through our commercial automotive financing operations, we fund purchases of new and used vehicles through wholesale floorplan financing. We manage commercial account servicing on approximately 2,600 dealers that utilize our floorplan inventory lending or other commercial loans. We serviced 87.6 billion consumer loan and operating leases at December 31, 2022, and our commercial automotive loan portfolio was approximately $18.8 billion at December 31, 2022. The extensive infrastructure, technology, and analytics of our servicing operations, as well as the experience of our servicing personnel, enhance our ability to manage our loan losses and enable us to deliver a favorable customer experience to both our dealers and retail customers. During 2022, we continued to reposition our origination profile to focus on capital optimization and risk-adjusted returns. In 2022, total consumer automotive originations were $46.4 billion, an increase of $98 million compared to 2021. The shorter-term duration consumer automotive loan and variable-rate commercial loan portfolios offer attractive asset classes where we continue to optimize risk-adjusted returns through origination mix management and pricing and underwriting discipline.
Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers and automotive retailers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automotive manufacturers and suppliers. We remain focused on meeting the needs of both our dealer and consumer customers and continuing to strengthen and expand upon our approximately 23,000 dealer relationships. We continue to identify and cultivate relationships with automotive retailers, including those with leading eCommerce platforms. We also operate an online direct-lending platform for consumers seeking direct financing. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Furthermore, our strong and expansive dealer relationships, comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. We have provided and continue to provide automobile financing for hybrid and battery-electric vehicles, including brands such as Jeep, Tesla, Ford, and BMW. This positions us to remain a leader in automotive financing as we believe the majority of these vehicles will be sold through dealerships and automotive retailers with whom we have an established relationship.
We have focused on developing dealer relationships beyond those relationships that primarily were developed through our previous role as a captive finance company for GM and Stellantis. We have established relationships with thousands of automotive dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. Our Growth channel includes brands such as Ford, Nissan, Kia, Hyundai, Toyota, Honda, as well as used-vehicle-only retailers with a national

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
presence and online-only automotive retailers. As of December 31, 2022, approximately 66% of our Growth channel dealer relationships were with franchised dealers.
Over the past several years, we have continued to focus on the consumer used-vehicle segment, primarily through franchised dealers and automotive retailers. This has resulted in used-vehicle financing volume growth, and has positioned us as an industry leader in used-vehicle financing. The highly fragmented used-vehicle financing market, with a total financing opportunity represented by approximately 285 million vehicles in operation, provides an attractive opportunity that we believe will further expand and support our dealer relationships and increase our risk-adjusted return on retail loan originations.
For consumers, we provide automotive loan financing and leasing for approximately 4.3 million new and used vehicle contracts. Retail financing for the purchase of vehicles by individual consumers generally takes the form of installment sales financing. We originated a total of approximately 1.3 million and 1.4 million automotive loans and operating leases during the years ended December 31, 2022, and 2021, respectively, totaling $46.4 billion and $46.3 billion.
Our consumer automotive financing operations generate revenue primarily through finance charges on retail installment sales contracts and rental payments on operating lease contracts. For operating leases, when the contract is originated, we estimate the residual value of the leased vehicle at lease termination. Periodically thereafter we revise the projected residual value of the leased vehicle at lease termination and adjust depreciation expense over the remaining life of the lease, if appropriate. Given the fluctuations in used vehicle values, our actual sales proceeds from remarketing the vehicle may be higher or lower than the projected residual value, which results in gains or losses on lease termination. While all operating leases are exposed to potential reductions in used vehicle values, only loans where we take possession of the vehicle are affected by potential reductions in used vehicle values. Refer to the Operating Lease Residual Risk Management and Critical Accounting Estimates sections of this MD&A for further discussion of credit risk and lease residual risk.
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
Our commercial automotive financing operations primarily fund inventory purchases of new and used vehicles by dealers, commonly referred to as wholesale floorplan financing. This represents the largest portion of our commercial automotive financing business. Wholesale floorplan loans are secured by vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral or other credit enhancements (for example, personal guarantees from dealership owners) are typically obtained to further mitigate credit risk. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles, subject to payment curtailment schedules. Interest on wholesale automotive financing is generally payable monthly and is indexed to a floating-rate benchmark. The rate for a particular dealer is based on, among other considerations, competitive factors and the dealer’s creditworthiness. During 2022, we financed an average of $11.4 billion of dealer vehicle inventory through wholesale floorplan financings. Other commercial automotive lending products, which averaged $5.0 billion during 2022, consist of automotive dealer revolving lines of credit, term loans, including those to finance dealership land and buildings, and dealer fleet financing. We also provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. In 2022, Ally and other parties, including dealers, fleet rental companies, and financial institutions, utilized SmartAuction to sell approximately 336,000 vehicles to dealers and other commercial customers. SmartAuction served as the remarketing channel for 9% of our off-lease vehicles.
Insurance
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. We serve approximately 2.5 million consumers nationwide across F&I and P&C products. In addition, we offer F&I products in Canada, where we serve more than 400 thousand consumers and are the preferred VSC and other protection plan provider for GM Canada and VSC provider for Subaru Canada. Additionally, during the third quarter of 2022, we entered into a long-term commitment to continue as the preferred VSC and other protection plan provider for GM Canada. Our Insurance operations had $8.7 billion of assets at December 31, 2022, and generated $1.1 billion of total net revenue during 2022. As part of our focus on offering dealers a broad range of consumer F&I products, we offer VSCs, VMCs, and GAP products. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models. We also offer ClearGuard on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction. We also underwrite selected commercial insurance coverages, which primarily insure dealers’ wholesale vehicle inventory, and offer additional products to protect a dealer’s business, including property and liability coverage that is underwritten by a third-party carrier with a portion of the insurance risk assumed through a quota share agreement. On a smaller scale, we also periodically assume other insurance risks through quota share arrangements and perform services as an underwriting carrier for an insurance program managed by a third-party where we cede the majority of such business to external reinsurance markets.
From a dealer perspective, Ally provides significant value and expertise, which creates high retention rates and strong relationships. In addition to our product offerings, we provide consultative services and training to assist dealers in optimizing F&I results while achieving

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
high levels of customer satisfaction and regulatory compliance. We also advise dealers regarding necessary liability and physical damage coverages.
Our F&I products are primarily distributed indirectly through the automotive dealer network. We have established approximately 1,500 F&I dealer relationships nationwide and 590 dealer relationships in Canada, with a focus on growing dealer relationships in the future. Our VSCs for retail customers offer owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. These VSCs are marketed to the public through automotive dealerships and on a direct response basis. We also offer GAP products, which cover certain amounts owed by a customer beyond their covered vehicle’s value in the event the vehicle is damaged or stolen and declared a total loss. We continue to evolve our product suite and digital capabilities to position our business for future opportunities through growing third-party relationships and sales through our online direct-lending platform.
We have approximately 3,200 dealer relationships within our P&C business to whom we offer a variety of commercial products and levels of coverage. Vehicle inventory insurance for dealers provides physical damage protection for dealers’ floorplan vehicles. Among dealers to whom we provide wholesale financing, our insurance product penetration rate is approximately 76%. Dealers who receive wholesale financing from us are eligible for insurance incentives such as automatic eligibility for our preferred insurance programs.
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
Mortgage Finance
Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes our direct-to-consumer Ally Home mortgage offering, and bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties. Our Mortgage Finance operations had $19.5 billion of assets at December 31, 2022, and generated $248 million of total net revenue in 2022.
Through our direct-to-consumer channel, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo and LMI mortgages are originated as held-for-investment and subserviced by a third party. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April 2019, we announced a strategic partnership with BMC, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, BMC conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. This partnership with BMC limits operational volatility as the mortgage industry continues to evolve in the current interest rate environment. During the year ended December 31, 2022, we originated $3.3 billion of mortgage loans through our direct-to-consumer channel. During 2018, we made a strategic equity investment in the parent of BMC (BMC Holdco) that was subsequently increased in 2019 and 2020. This investment is recognized as a nonmarketable equity investment within other assets of our Consolidated Balance Sheet and is included in Corporate and Other. Refer to the Market Risk section of this MD&A and Note 13 to the Consolidated Financial Statements for more information.
Through the bulk loan channel, we purchase loans from several qualified sellers including direct originators and large aggregators who have the financial capacity to support strong representations and warranties and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the year ended December 31, 2022, we purchased $2.8 billion of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.
The combination of our direct-to-consumer strategy and bulk portfolio purchase program provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.
Corporate Finance
Our Corporate Finance operations primarily offer senior-secured loans to private equity sponsor-owned U.S.-based middle-market companies and to well-established asset managers that mostly provide leveraged loans. The portfolio is composed of floating-rate leveraged asset-based and cash flow/enterprise value loans. Our Corporate Finance operations had $10.5 billion of assets at December 31, 2022, and generated $456 million of total net revenue during 2022, and continues to offer attractive returns and diversification benefits to our broader lending portfolio. We believe our growing deposit-based funding model coupled with our expanded product offerings and deep industry relationships provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. We have continued to prudently grow our lending portfolio with a focus on a disciplined and selective approach to credit quality, including a greater focus on asset-based loans. As of December 31, 2022, 59% of our loans and 55% of our lending commitments were asset-based, with 99.9% in a first-lien position. We seek markets and opportunities where our clients require customized, highly structured, and time-sensitive financing solutions. Our corporate-finance lending portfolio is generally composed of first-lien, first-out loans.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Our Sponsor Finance business focuses on companies owned by private-equity sponsors with loans typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, turnarounds, and debtor-in-possession financings. Additionally, our Lender Finance business provides asset managers with facilities to partially fund their direct-lending activities. We also provide a commercial real estate product, currently focused on lending to skilled nursing facilities, senior housing, and medical office buildings. Sponsor Finance loan facilities typically include both a revolver and term loan component. Our target commitment hold level for these individual exposures ranges from $15 million to $150 million, depending on product type. Additionally, hold sizes in our Lender Finance business range from $50 million to $750 million. We also selectively arrange larger transactions that we may retain on-balance sheet or syndicate to other lenders. By syndicating loans to other lenders, we are able to provide financing commitments in excess of our target hold levels to our customers and generate loan syndication fee income while reducing our risk exposure to individual borrowers. All our loans are floating-rate facilities with maturities typically ranging from two to seven years. In certain instances, we may be offered the opportunity to make small equity investments in our borrowers, which provides an additional revenue opportunity for our business. The portfolio is well diversified across multiple industries including financials, services, manufacturing distribution, and other specialty sectors. These specialty sectors include technology/venture finance, defense and aerospace, and transportation and logistics. Other smaller complementary product offerings that help strengthen our reputation as a full-spectrum provider of financing solutions for borrowers include issuing letters of credit through Ally Bank and selectively offering second-out loans on certain transactions.
Corporate and Other
Overview
Corporate and Other primarily consists of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes activity related to certain equity investments, which primarily consist of FHLB and FRB stock, as well as other equity investments through Ally Ventures, our strategic investment business. Additionally, Corporate and Other includes the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, CRA loans and related investments, and reclassifications and eliminations between the reportable operating segments. Costs that are not allocated to our reportable operating segments as part of our COH methodology, which involves management judgment, are also included in Corporate and Other.
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
Through Ally Invest, we are able to offer a broad array of products through a fully integrated digital consumer platform centered around self-directed products and digital advisory services. Ally Invest’s suite of commission-free and low-cost investing options serve both active and passive investors with diverse and evolving financial objectives through a transparent online process. Our digital platform and broad product offerings are enhanced by outstanding client-focused and user-friendly customer service that is generally accessible twenty-four hours a day, seven days a week, via the phone, web or email—consistent with the Ally brand.
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
Ally Invest also provides advisory services to clients through wealth advisors, web-based solutions, informational resources, and virtual interaction through Ally Invest Advisors, an SEC-registered investment advisor. Ally Invest Advisors provides clients the opportunity to obtain professional portfolio management services in return for a fee based upon the client’s assets under management. In addition to customized advice from wealth advisors, we offer cash enhanced portfolios that incur no management fee, and a number of core robo portfolios, which hold ETFs diversified across asset class, industry sector, and geography and which are customized for clients based on risk tolerance, investment time horizon, and wealth ratio.
Ally Lending
Ally Lending is also included within Corporate and Other and primarily serves medical and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. The home improvement vertical had originations of $1.2 billion during the year ended December 31, 2022, and represented approximately 57% of new originations. Point-of-sale lending broadens our capabilities, and expands our product offering into consumer unsecured lending, all while helping to further meet the financial needs of our customers.
Ally Credit Card
Beginning in December 2021 with the acquisition of Fair Square, which we rebranded as Ally Credit Card, financial information for our credit-card business is included within Corporate and Other. The acquisition provides us with a scalable, digital-first credit card platform, and advances our evolution as a leading digital consumer bank. Ally Credit Card features leading-edge technology, and a proprietary, analytics-

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
based underwriting model. We believe the addition of credit card to our suite of products enhances our ability to grow and deepen both new and existing customer relationships. As of December 31, 2022, our credit card business had approximately 1.0 million customers. Refer to Note 2 to the Consolidated Financial Statements for additional details on the acquisition of Ally Credit Card.
Corporate Treasury and ALM Activities
The net financing revenue and other interest income of our Automotive Finance, Mortgage Finance, and Corporate Finance operations include the results of an FTP process that insulates these operations from interest rate volatility by matching assets and liabilities with similar interest rate sensitivity. The FTP process assigns charge rates to the assets and credit rates to the liabilities within our Automotive Finance, Mortgage Finance, and Corporate Finance operations, based on anticipated maturity and a benchmark rate curve plus an assumed credit spread. The assumed credit spread represents the cost of funds for each asset class based on a blend of funding channels available to the enterprise, including unsecured and secured capital markets, private funding facilities, and deposits. In addition, capital is managed with the goal of enhancing risk-adjusted returns on shareholders’ equity, while maintaining a strong capital position that is consistent with our risk profile. We allocate capital to business growth opportunities, within an established risk appetite, to support our customers and communities. We seek to pay a competitive dividend and may also distribute excess capital to shareholders through common share repurchases.
Deposits
We are focused on growing and retaining a stable deposit base and deepening relationships with our 2.7 million primary deposit customers by leveraging our compelling brand and strong value proposition. Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We have grown our deposits with a strong brand that is based on a promise of being straightforward with our customers, and offering high-quality customer service and competitive interest rates. Ally Bank is the largest online only bank as measured by retail deposit balances. Our strong customer acquisition and retention rates reflect the strength of our brand and, together with our overall value proposition, continue to drive growth in retail deposits. At December 31, 2022, Ally Bank had $152.3 billion of total deposits—including $137.7 billion of retail deposits, which grew $3.0 billion, or 2% during 2022. Over the past several years, the continued growth of our retail-deposit base has contributed to a more favorable mix of lower cost funding and we continue to focus on efficient deposit growth by continuing to expand the deposit value proposition beyond competitive deposit rates. Our segment results include cost of funds associated with these deposit-product offerings.
Our deposit products and services are designed to develop long-term customer relationships and capitalize on the shift in consumer preference for direct banking. Our deposits franchise is key to growing and building momentum across our suite of digital offerings at Ally Home, Ally Invest, Ally Lending, and Ally Credit Card, consistent with our strategic objective to grow multi-product customers. These products and services appeal to a broad group of customers, many of whom appreciate a streamlined digital experience coupled with our strong value proposition. Ally Bank offers a full spectrum of retail deposit products, including online savings accounts, money-market demand accounts, CDs, interest-bearing checking accounts, trust accounts, and IRAs. Our deposit services include Zelle® person-to-person payment services, eCheck remote deposit capture, and mobile banking. As demonstrated with the successful launch of our Smart Savings Tools, Ally continues to deliver innovative digital tools on top of traditional financial products to add incremental value to customers, while also driving increased engagement and loyalty. Over 650,000 customers have adopted our Smart Savings Tools.
We believe we are well-positioned to continue to benefit from the consumer-driven shift from branch banking to direct banking as demonstrated by the growth we have experienced since 2010. We had 2.7 million deposit customers and 5.0 million retail bank accounts as of December 31, 2022, compared to 2.5 million and 4.7 million, respectively, as of December 31, 2021. Our customer base spans across diverse demographic segmentations and socioeconomic bands. Our direct bank business model resonates particularly well with the millennial generation, which consistently makes up the largest percentage of our new customers. According to a 2022 American Bankers Association survey, 83% of customers prefer to do their banking most often via digital and other direct channels (internet, mobile, telephone, and mail). Furthermore, over the past five years, estimated direct banking deposits as a percentage of the broader retail deposits market increased by approximately 1 percentage point, from 9% in 2017 to 10% in 2022. We have received a positive response to innovative savings and other deposit products. In April 2022, Forbes named Ally to its “World’s Best Banks” list, and in June 2022, Kiplinger named Ally Bank to its “Best Internet Banks” list for the sixth consecutive year. In September 2022, The Wall Street Journal named Ally Bank the “Best Overall Online Bank.” In November 2022, MONEY® Magazine named Ally to its “Best Online Bank” list for the fifth consecutive year, as well as the tenth time in the past twelve years. Ally Bank’s competitive direct banking offerings include online and mobile banking features such as electronic bill pay, remote deposit, and electronic funds transfer nationwide, and no minimum balance requirements.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Prudent expansion of asset originations at Ally Bank and continued growth of a stable deposit base continue to be the cornerstone of our long-term liquidity strategy. Our primary funding source is retail deposits, which provide us with stable, low-cost funding. We believe retail deposits are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries. At December 31, 2022, deposit liabilities totaled $152.3 billion, which reflects an increase of $10.7 billion as compared to December 31, 2021. Deposits as a percentage of total liability-based funding decreased one percentage point to 88% at December 31, 2022, as compared to December 31, 2021.
At both December 31, 2022, and December 31, 2021, 95% of Ally’s total assets were within Ally Bank. Longer-term unsecured debt is the primary funding source utilized at the parent company. At December 31, 2022, we had $2.1 billion and $1.5 billion of unsecured long-term debt principal maturing in 2023 and 2024, respectively. We have substantially reduced our reliance on market-based funding by continuing to focus on retail deposit funding.
The strategies outlined above have allowed us to build and maintain a conservative liquidity position. Total available liquidity at December 31, 2022, was $27.3 billion. Absolute levels of liquidity decreased during 2022, primarily as a result of decreased unencumbered highly liquid securities. Refer to the section below titled Liquidity Management, Funding, and Regulatory Capital for a further discussion about liquidity risk management.
Credit Strategy
Our strategy and approach to extending credit, as well as our management of credit risk, are critical elements of our business. Credit performance is influenced by several factors including our risk appetite, our credit and underwriting processes, our monitoring and collection efforts, the financial condition of our borrowers, the performance of loan collateral, fiscal and monetary stimulus, and various macroeconomic considerations, including inflation. Our credit strategies are dynamic and are adjusted in response to asset performance, as well as changing macroeconomic conditions and outlook. Most of our businesses offer credit products and services, which drive overall business performance. Consistent with our risk appetite, our business lines operate under credit standards that consider the borrower’s ability and willingness to repay loans. The failure to effectively manage credit risk can have a direct and significant impact on our earnings, capital position, and reputation. Refer to the Risk Management section of this MD&A for a further discussion of credit risk and performance of our consumer and commercial credit portfolios.
Within our consumer automotive loan portfolio, we serve a mix of consumers across the credit spectrum to achieve portfolio diversification and to optimize the risk and return of our consumer automotive portfolio. This is achieved through the utilization of robust credit decisioning processes coupled with granular pricing that is differentiated across our proprietary credit tiers. While we are a full-spectrum automotive finance lender, the significant majority of our consumer automotive loans are underwritten within the prime-lending segment. We define prime consumer automotive loans primarily as those loans with a FICO® Score at origination of 620 or greater. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses, as of December 31, 2022, was approximately 10.6% of our total consumer automotive loans at December 31, 2022. During 2022, our strategy for originations has been to optimize the deployment of capital by focusing on risk-adjusted returns against available origination opportunities, which has included a continued gradual and measured shift towards used-vehicle financings.
Our Mortgage Finance operations focus on applicants with credit profiles and income streams to support repayments of the loan and operates under credit standards that consider and assess the value of the underlying real estate in accordance with prudent credit practices and regulatory requirements. Refer to the Mortgage Finance section of the MD&A that follows for credit quality information about purchases and originations of consumer mortgages held-for-investment. We generally rely on appraisals conducted by licensed appraisers in conformance with the expectations and requirements of Fannie Mae and federal regulators. When appropriate, we require credit enhancements such as private mortgage insurance. We price each mortgage loan that we originate based on several factors, including the customer’s FICO® Score, the LTV ratio, and the size of the loan. For bulk purchases, we only purchase loans from sellers with the experience to originate high-quality loans and the financial wherewithal to support their representations and warranties.
Within Ally Lending, our digital provider that offers point-of-sale financing to consumers, we serve a mix of consumers to achieve portfolio diversification and to optimize the risk-adjusted returns of our personal lending portfolio. As of December 31, 2022, the amortized cost of our finance receivables related to Ally Lending was $2.0 billion.
Additionally, on December 1, 2021, we acquired Fair Square, which we rebranded Ally Credit Card, a digital credit card provider. This expansion into credit card lending further broadens our consumer finance product portfolio. Through Ally Credit Card, we have grown and deepened new and existing customer relationships. As of December 31, 2022, the amortized cost of our finance receivables related to Ally Credit Card was $1.6 billion, as compared to $953 million at December 31, 2021.
Within our commercial lending portfolios, our Corporate Finance operations offer senior-secured loans to private equity sponsor-owned U.S.-based middle-market companies and to well-established asset managers that mostly provide leveraged loans. The portfolio is composed of floating-rate leveraged asset-based and cash flow/enterprise value loans. Throughout 2022, we continued to prudently grow this portfolio with a disciplined and selective approach to credit quality, which included a greater focus on asset-based loans. This focus includes significant growth of our lender finance business, which provides senior secured revolving credit facilities to asset managers, collateralized by a portfolio of loans. Within our commercial automotive business, we continue to offer a variety of dealer-centric lending products, including automotive dealer revolving lines of credit, term loans, including those to finance dealership land and buildings, and dealer fleet financing. These commercial automotive products are an important aspect of our dealer relationships and offer a secured lending arrangement with strong

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
collateral protections in the event of dealer default. The performance of our commercial credit portfolios continues to remain strong. Nonperforming finance receivables and loans decreased $95 million from December 31, 2021, to $162 million at December 31, 2022. Our total net charge-offs within our commercial lending portfolio remained low at $55 million for the year ended December 31, 2022, compared to $11 million for the year ended December 31, 2021. Refer to the Risk Management section of the MD&A for further details.
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
Primary Business Lines
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, Mortgage Finance, and Corporate Finance are our primary business lines. The remaining activity is reported in Corporate and Other, which primarily consists of centralized treasury activities as well as Ally Invest, our digital brokerage and wealth management offering, Ally Lending, our point-of-sale financing business, Ally Credit Card, CRA loans, and certain strategic investments. The following table summarizes the operating results excluding discontinued operations of each business line. Operating results for each of the business lines are more fully described in the MD&A sections that follow.

Year ended December 31, ($ in millions)	2022	2021	2020	Favorable/(unfavorable) 2022–2021 % change	Favorable/(unfavorable) 2021–2020 % change
Total net revenue
Dealer Financial Services
Automotive Finance	$5,530	$5,460	$4,488	1	22
Insurance	1,112	1,404	1,376	(21)	2
Mortgage Finance	248	218	220	14	(1)
Corporate Finance	456	436	344	5	27
Corporate and Other	1,082	688	258	57	167
Total	$8,428	$8,206	$6,686	3	23
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$2,250	$3,384	$1,285	(34)	163
Insurance	(38)	343	284	(111)	21
Mortgage Finance	55	32	53	72	(40)
Corporate Finance	282	282	88	—	n/m
Corporate and Other	(207)	(186)	(296)	(11)	37
Total	$2,342	$3,855	$1,414	(39)	173
n/m = not meaningful

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the reportable operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line. For a discussion of our fiscal 2021 results compared to fiscal 2020, refer to Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of
Operations in our 2021 Annual Report on Form 10-K.

Year ended December 31, ($ in millions)	2022	2021	2020	Favorable/(unfavorable) 2022-2021 % change	Favorable/(unfavorable) 2021–2020 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$10,621	$8,651	$8,797	23	(2)
Total interest expense	2,857	1,914	3,243	(49)	41
Net depreciation expense on operating lease assets	914	570	851	(60)	33
Net financing revenue and other interest income	6,850	6,167	4,703	11	31
Other revenue
Insurance premiums and service revenue earned	1,151	1,117	1,103	3	1
Gain on mortgage and automotive loans, net	52	87	110	(40)	(21)
Loss on extinguishment of debt	—	(136)	(102)	100	(33)
Other (loss) gain on investments, net	(120)	285	307	(142)	(7)
Other income, net of losses	495	686	565	(28)	21
Total other revenue	1,578	2,039	1,983	(23)	3
Total net revenue	8,428	8,206	6,686	3	23
Provision for credit losses	1,399	241	1,439	n/m	83
Noninterest expense
Compensation and benefits expense	1,900	1,643	1,376	(16)	(19)
Insurance losses and loss adjustment expenses	280	261	363	(7)	28
Goodwill impairment	—	—	50	—	100
Other operating expenses	2,507	2,206	2,044	(14)	(8)
Total noninterest expense	4,687	4,110	3,833	(14)	(7)
Income from continuing operations before income tax expense	2,342	3,855	1,414	(39)	173
Income tax expense from continuing operations	627	790	328	21	(141)
Net income from continuing operations	$1,715	$3,065	$1,086	(44)	182
Financial ratios:
Return on average assets (a)	0.93%	1.70%	0.59%	n/m	n/m
Return on average equity (a)	11.91%	18.31%	7.59%	n/m	n/m
Equity to assets (a)	7.77%	9.26%	7.83%	n/m	n/m
Common dividend payout ratio (b)	23.72%	10.63%	26.30%	n/m	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
2022 Compared to 2021
We earned net income from continuing operations of $1.7 billion for the year ended December 31, 2022, compared to $3.1 billion for the year ended December 31, 2021. During the year ended December 31, 2022, results were favorably impacted by higher net financing revenue and other interest income, as well as lower income tax expense. These items were more than offset by higher provision for credit losses, noninterest expense, and other loss on investments, net for the year ended December 31, 2022.
Net financing revenue and other interest income increased $683 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Consumer automotive revenue increased as higher average consumer assets contributed to the increase in revenue resulting from growth in the used-vehicle portfolio, primarily through franchised dealers, as well as increases in portfolio yields resulting from pricing actions. The increases were also favorably impacted by the acquisition of Ally Credit Card in December 2021. We experienced higher interest expense for the year ended December 31, 2022, as compared to 2021, in response to higher benchmark interest rates, which

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
increased our cost of funds. Within our Automotive Finance operations, total net operating lease revenue decreased $298 million for the year ended December 31, 2022, compared to 2021, driven by an increase in depreciation expense resulting from a declining impact of downward adjustments to the rate of depreciation enacted in prior years, as well as a decrease in remarketing performance due to the continued shift in off-lease disposition channel mix with lessee and dealer buyouts increasing from the prior year. These decreases were partially offset by an increase in gross operating lease revenue driven by higher vehicle prices on new originations.
Loss on extinguishment of debt decreased $136 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. During the year ended December 31, 2021, we incurred $131 million of losses incurred for the full redemption of the Series 2 TRUPs.
Other loss on investments, net was $120 million for the year ended December 31, 2022, compared to other gains on investments, net of $285 million for the year ended December 31, 2021. The decrease for the year ended December 31, 2022, as compared to 2021, was primarily driven by $215 million of unrealized equity mark-to-market losses, consistent with broader stock market performance, as compared to results from the year ended December 31, 2021, which included $7 million of unrealized losses. Results were also impacted by elevated realized gains from the sale of available-for-sale securities and equity securities during the year ended December 31, 2021, that did not reoccur.
Other income, net of losses decreased $191 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease for the year ended December 31, 2022, compared to 2021, was primarily due to net downward adjustments (including impairment) of $137 million related to equity investments without a readily determinable fair value during the year ended December 31, 2022, compared to net upward adjustments of $87 million during the year ended December 31, 2021. Refer to Note 13 to the Consolidated Financial Statements for further information.
The provision for credit losses increased $1.2 billion for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increases in provision for credit losses for the year ended December 31, 2022, were primarily driven by higher net charge-offs, as well as reserve reductions during the year ended December 31, 2021, associated with improvements to the macroeconomic environment following the onset of the COVID-19 pandemic. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense was $4.7 billion for the year ended December 31, 2022, compared to $4.1 billion for the year ended December 31, 2021. The increase for the year ended December 31, 2022, was driven by increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products.
We recognized total income tax expense from continuing operations of $627 million for the year ended December 31, 2022, compared to income tax expense of $790 million for 2021. The decrease in income tax expense for the year ended December 31, 2022, compared to 2021, was primarily due to the tax effects of a decrease in pretax earnings, partially offset by adjustments to the valuation allowance on foreign tax credit carryforwards. Refer to Note 22 to the Consolidated Financial Statements for further information.

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

Year ended December 31, ($ in millions)	2022	2021	2020	Favorable/(unfavorable) 2022-2021 % change	Favorable/(unfavorable) 2021–2020 % change
Net financing revenue and other interest income
Consumer	$5,680	$5,198	$4,931	9	5
Commercial	712	514	833	39	(38)
Loans held-for-sale	2	—	—	n/m	—
Operating leases	1,596	1,550	1,435	3	8
Other interest income	—	—	5	—	(100)
Total financing revenue and other interest income	7,990	7,262	7,204	10	1
Interest expense	1,852	1,483	2,069	(25)	28
Net depreciation expense on operating lease assets (a)	914	570	851	(60)	33
Net financing revenue and other interest income	5,224	5,209	4,284	—	22
Other revenue
Gain on automotive loans, net	26	—	—	n/m	—
Other income	280	251	204	12	23
Total other revenue	306	251	204	22	23
Total net revenue	5,530	5,460	4,488	1	22
Provision for credit losses	1,036	53	1,236	n/m	96
Noninterest expense
Compensation and benefits expense	629	571	549	(10)	(4)
Other operating expenses	1,615	1,452	1,418	(11)	(2)
Total noninterest expense	2,244	2,023	1,967	(11)	(3)
Income from continuing operations before income tax expense	$2,250	$3,384	$1,285	(34)	163
Total assets	$111,463	$103,653	$104,794	8	(1)
n/m = not meaningful
(a)Includes net remarketing gains of $170 million, $344 million, and $127 million for the years ended December 31, 2022, 2021, and 2020, respectively.
2022 Compared to 2021
Our Automotive Finance operations earned income from continuing operations before income tax expense of $2.3 billion for the year ended December 31, 2022, compared to $3.4 billion for the year ended December 31, 2021. For the year ended December 31, 2022, the decrease was primarily due to higher provision for credit losses, higher interest expense, higher net depreciation expense on operating lease assets, and higher noninterest expense, partially offset by higher financing revenue.
Consumer automotive loan financing revenue increased $482 million for the year ended December 31, 2022, compared to 2021. Higher average consumer assets contributed to the increase in revenue resulting from growth in the used-vehicle portfolio, primarily through franchised dealers, as well as increases in portfolio yields resulting from pricing actions.
Commercial loan financing revenue increased $198 million for the year ended December 31, 2022, compared to 2021. The increase was primarily due to higher yields from higher benchmark interest rates.
Interest expense was $1.9 billion for the year ended December 31, 2022, compared to $1.5 billion for the year ended December 31, 2021. The increase for the year ended December 31, 2022, was primarily due to market and industry dynamics, which drove an increase in our deposit rates and other funding costs.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Total noninterest expense increased $221 million for the year ended December 31, 2022, compared to 2021. The increase was primarily due to higher COH allocations, as well as compensation and benefits expense, which increased primarily due to higher headcount to support the growth of the business.
Total net operating lease revenue decreased $298 million for the year ended December 31, 2022, respectively, compared to 2021. We recognized remarketing gains of $170 million for the year ended December 31, 2022, compared to remarketing gains of $344 million for the year ended December 31, 2021, while depreciation expense on operating lease assets increased $170 million for the year ended December 31, 2022, compared to 2021. The decrease in net operating lease revenue was primarily driven by an increase in depreciation expense resulting from a declining impact of downward adjustments to the rate of depreciation enacted in prior years, as well as a decrease in remarketing performance due to the continued shift in off-lease disposition channel mix with lessee and dealer buyouts increasing from the prior year. These decreases were partially offset by an increase in gross operating lease revenue driven by higher vehicle prices on new originations. The shift in off-lease vehicle disposition may limit our ability to optimize remarketing proceeds, but it is expected to moderate in the near term in connection with declining used vehicle values, which would soften any resulting adverse impacts to remarketing performance. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses increased $983 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in provision for credit losses was primarily driven by higher net charge-offs during the year ended December 31, 2022, as well as reserve reductions during the year ended December 31, 2021, associated with improvements to the macroeconomic environment following the onset of the COVID-19 pandemic. Additionally, provision for credit losses was impacted by reserve increases associated with portfolio growth across our consumer and commercial automotive businesses for the year ended December 31, 2022. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	2022		2021		2020
Year ended December 31, ($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$81,032	7.19%	$75,689	6.65%	$72,805	6.54%
Commercial
Wholesale floorplan (d)	11,418	4.49	11,183	3.17	19,308	3.45
Other commercial automotive (e)	5,044	4.38	5,273	4.21	5,740	4.21
Investment in operating leases, net (f)	10,656	6.41	10,518	9.32	9,264	6.30
(a)Average balances are calculated using an average daily balance methodology.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements.
(c)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 7.01%, 6.87%, and 6.77% for the years ended December 31, 2022, 2021, and 2020, respectively.
(d)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 4.30%, 2.61%, and 3.07% for the years ended December 31, 2022, 2021, and 2020, respectively.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes net gains on the sale of off-lease vehicles of $170 million, $344 million, and $127 million for the years ended December 31, 2022, 2021, 2020, respectively. Excluding these gains and losses on sale, the yield was 4.81%, 6.05%, and 4.93% for the years ended December 31, 2022, 2021, and 2020, respectively.
During the year ended December 31, 2022, our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased 14 basis points as compared to the year ended December 31, 2021. The increase for the year ended December 31, 2022, was primarily driven by a higher interest rate environment. Our portfolio yield for consumer automotive loans, including the effects of derivative financial instruments designated as hedges, was 18 basis points higher than our portfolio yield for consumer automotive loans excluding the effects of derivative financial instruments designated as hedges for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This is attributable to the successful execution of hedging strategies that are used to mitigate interest rate risks. Refer to Note 21 to the Consolidated Financial Statements for further discussion.
Our portfolio yield for investment in operating leases, net, including net gains on the sale of off-lease vehicles, was 6.41% for the year ended December 31, 2022, compared to 9.32% for the year ended December 31, 2021. The decline was due to an increase in depreciation expense resulting from a declining impact of downward adjustments to the rate of depreciation enacted in prior years, as well as a decrease in remarketing performance due to the continued shift in off-lease disposition channel mix with lessee and dealer buyouts increasing from the prior year. The shift in off-lease vehicle disposition mix may limit our ability to optimize remarketing proceeds, but is expected to moderate in the near term in connection with declining used vehicle values, which could soften any resulting adverse impacts to remarketing performance. Refer to the section titled Operating Lease Residual Risk Management within this MD&A for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Automotive Financing Volume
Our Automotive Finance operations provide automotive financing services to consumers and automotive dealers and retailers. For consumers, we provide retail financing and leasing for new and used vehicles, and through our commercial automotive financing operations, we fund dealer purchases of new and used vehicles through wholesale floorplan financing and provide dealer term and revolving loans and automotive fleet financing.
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
Our underwriting process uses a combination of automated strategies and manual evaluation by an experienced team of dedicated underwriters. Continued advancements in our data-driven risk assessment process have allowed us to methodically increase our use of automated credit decisioning in recent years. This increase in automated decisioning has enhanced the buying experience for our dealer and consumer customers through improved response times, and more consistent credit decisions. Underwriting is also governed by our credit policies, which set forth guidelines such as acceptable transaction parameters and verification requirements. For higher-risk approved transactions, these guidelines require verification of details such as applicant income and employment through documentation provided by the applicant or other data sources. We continue to monitor loss performance across the risk spectrum, which enables us to implement risk mitigation strategies, including pricing increments and curtailment actions on underperforming microsegments.
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
We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. Our underwriting capabilities allow us to manage our risk tolerance levels to quickly react to major changes in the economy. Over the past several years, we have continued to focus on optimizing pricing relative to market interest rates as well as portfolio diversification and the used-vehicle segment, primarily through franchised dealers and automotive retailers, which has contributed to higher yields on our consumer automotive loan portfolio. Commensurate with this shift in origination mix, we continue to maintain disciplined underwriting within our new- and used- consumer automotive loan originations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
Our standard consumer lease contracts are operating leases; therefore, credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease credit losses are primarily limited to past-due payments and assessed fees. Since some of these fees are not assessed until the vehicle is returned, these losses on the operating lease portfolio are correlated with lease termination volume. Operating lease accounts over 30 days past due represented 1.1% and 0.8% of the portfolio at December 31, 2022, and 2021, respectively.
With respect to all financed vehicles, whether subject to a retail contract or an operating lease contract, we require that property damage insurance be obtained by the consumer. In addition, for operating lease contracts, we require that bodily injury, collision, and comprehensive insurance be obtained by the consumer.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents retail loan originations and purchases by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Year ended December 31, 2022
S	$6.7	22	743	$4.4	35	746
A	15.0	50	686	6.7	53	686
B	6.2	21	648	1.4	11	654
C	1.5	4	611	0.1	1	629
D	0.5	2	569	—	—	604
E	0.2	1	553	—	—	541
Total retail originations	$30.1	100	684	$12.6	100	700
Year ended December 31, 2021
S	$5.4	19	736	$4.4	34	740
A	13.8	50	682	6.7	50	681
B	6.8	25	648	1.9	15	650
C	1.3	5	610	0.1	1	616
D	0.3	1	563	—	—	585
E	0.1	—	545	—	—	564
Total retail originations	$27.7	100	679	$13.1	100	693
Year ended December 31, 2020
S	$4.6	24	736	$4.9	44	736
A	9.2	48	682	4.8	43	678
B	4.1	21	646	1.3	11	646
C	1.0	5	609	0.2	2	611
D	0.3	1	566	—	—	593
E	0.1	1	542	—	—	574
Total retail originations	$19.3	100	682	$11.2	100	698
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.
The following table presents the percentage of total retail loan originations and purchases, in dollars, by the loan term in months.

Year ended December 31,	2022	2021	2020
0–71	14%	15%	19%
72–75	64	66	64
76 +	22	19	17
Total retail originations	100%	100%	100%
Retail originations with a term of 76 months or more represented 22% of total retail originations for the year ended December 31, 2022, compared to 19% for the year ended December 31, 2021, and 17% for the year ended December 31, 2020. The increase in retail originations with a term of 76 months or more is consistent with broader industry trends, as increases in average transaction prices and higher interest rates elevated borrowers’ monthly payments. Substantially all the loans originated with a term of 76 months or more during the years ended December 31, 2022, 2021, and 2020, were considered to be prime and in credit tiers S, A, or B. Our underwriting processes are designed to consider various deal structure variables—such as payment-to-income, LTV, debt-to-income, and FICO® score—that compensate for longer loan terms and mitigate underwriting risk.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the percentage of total outstanding retail loans by origination year.

December 31,	2022	2021	2020
Pre-2018	3%	8%	18%
2018	4	9	18
2019	8	15	27
2020	13	22	37
2021	28	46	—
2022	44	—	—
Total retail	100%	100%	100%
The following tables present the total retail loan and operating lease origination and purchase dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2022	2021	2020	2022	2021	2020
Used retail	$30,107	$27,743	$19,312	65	60	55
New retail	12,579	13,141	11,185	27	28	32
Lease	3,665	5,369	4,618	8	12	13
Total consumer automotive financing originations (a)	$46,351	$46,253	$35,115	100	100	100
(a)Includes CSG originations of $5.7 billion, $4.7 billion, and $3.8 billion for the years ended December 31, 2022, 2021, and 2020, respectively.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2022	2021	2020	2022	2021	2020
Growth channel	$25,930	$24,680	$17,460	56	53	50
Stellantis dealers	10,396	11,989	9,745	22	26	28
GM dealers	10,025	9,584	7,910	22	21	22
Total consumer automotive financing originations	$46,351	$46,253	$35,115	100	100	100
Total consumer automotive loan and operating lease originations increased $98 million for the year ended December 31, 2022, compared to 2021. The increase was primarily driven by continued momentum in used-vehicle lending and higher financed transaction amounts, partially offset by decreased application flow.
We have included origination metrics by loan term and FICO® Score within this MD&A. In addition, we employ our own risk evaluation, including proprietary risk models, in evaluating credit risk, as described in the section above titled Automotive Financing Volume—Acquisition and Underwriting.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the percentage of retail loan and operating lease originations and purchases, in dollars, by FICO® Score and product type. We define prime consumer automotive loans primarily as those loans with a FICO® Score at origination of 620 or greater.

Year ended December 31, 2022	Used retail	New retail	Lease
760 +	14%	15%	47%
720–759	12	12	18
660–719	33	33	23
620–659	24	21	8
540–619	10	3	2
< 540	2	—	—
Unscored (a)	5	16	2
Total consumer automotive financing originations	100%	100%	100%
Year ended December 31, 2021
760 +	11%	14%	43%
720–759	12	11	20
660–719	34	33	24
620–659	27	24	10
540–619	11	5	2
< 540	2	—	—
Unscored (a)	3	13	1
Total consumer automotive financing originations	100%	100%	100%
Year ended December 31, 2020
760 +	13%	16%	37%
720–759	12	12	19
660–719	34	31	27
620–659	24	20	12
540–619	12	6	4
< 540	2	1	—
Unscored (a)	3	14	1
Total consumer automotive financing originations	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 9% of total consumer loan and operating lease originations for both the years ended December 31, 2022, and December 31, 2021, and 10% for the year ended December 31, 2020. Consumer loans and operating leases with FICO® Scores of less than 540 represented 1% of total originations for the years ended December 31, 2022, 2021, and 2020. Nonprime applications are subject to more stringent underwriting criteria (for example, minimum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was $8.8 billion at both December 31, 2022, and December 31, 2021, which represented approximately 10.6% and 11.3% of our total consumer automotive loans at December 31, 2022, and December 31, 2021, respectively. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
During the first quarter of 2023, we amended our relationship with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we decreased our committed facility from a maximum of $5.0 billion to a maximum of $4.0 billion to support our continued efforts to optimize risk-adjusted returns. This commitment is effective for 364 days. As part of the agreement, we purchase finance receivables meeting certain prescribed eligibility requirements on a periodic basis from Carvana. We also have the opportunity to purchase additional contracts from Carvana on an ad-hoc basis that may fall outside of the prescribed eligibility requirements utilized within the recurring pools. The risk profile of the contractual purchases is similar to the volume we fund through other dealer-facing channels. All the finance receivables purchased through this channel are used vehicles, and are included in Growth channel in our consumer origination metrics. While different vintages exhibit varying performance, collectively to date, finance receivables purchased from Carvana have exhibited (1) favorable delinquency and loss performance, as compared to original expectations assumed at the time of purchase, and (2) consistent delinquency and loss performance compared to loans with similar credit characteristics acquired through our indirect dealer channel. Consumer finance receivables sourced from Carvana represented 7% of our total consumer automotive finance receivables as of December 31, 2022.

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
Servicing
We have historically serviced all retail contracts and operating leases we originated, including a small amount of retail contracts originated as held-for-sale. On occasion, we have sold a portion of the retail contracts we originated through whole-loan sales and securitizations, but generally retained the right to service and earn a servicing fee for our servicing functions. However, our expansion into direct-to-consumer lending and other relationships with automotive retailers have resulted in the employment of third-party servicers. As of December 31, 2022, we serviced 92% of our consumer automotive loan portfolio.
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
During the collections process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30, 60, or 90 days. Extensions granted to a customer typically do not exceed 90 days in the aggregate during any 12-month period or 180 days in aggregate over the life of the contract. During the extension period, finance charges continue to accrue. If the customer’s financial difficulty is not temporary but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the remaining obligation through a rewrite, extending the term and lowering the interest rate. In the event of a rewrite, the outstanding balance generally remains unchanged. The use of extensions and modifications helps us mitigate financial loss. Extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Modifications may also be utilized in cases where we believe customers can fulfill the obligation with lower payments over a longer period. Before offering an extension or modification, we evaluate and take into account the capacity of the customer to meet the revised payment terms. We generally do not consider extensions that fall within our policy guidelines to represent more than an insignificant delay in payment, and therefore, they are not considered a TDR. Although the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby mitigating the loss. At December 31, 2022, 14.8% of the total amount outstanding in the servicing portfolio had been granted an extension or was rewritten, compared to 18.8% at December 31, 2021. As of December 31, 2022, we had fewer outstanding loans that were granted deferrals under our COVID-19 modification program, as compared to the prior year.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Subject to legal considerations, we generally begin repossession activity once an account is at least 90 days past due. Repossession may occur earlier if we determine the customer is unwilling to pay, the vehicle is in danger of being damaged or hidden, or the customer voluntarily surrenders the vehicle. We assign accounts to approved third-party repossession vendors, who handle the repossession activity on our behalf. Any disruptions in the repossession process could impact our ability to timely or successfully repossess the vehicle. Generally, after repossession, the customer is given a period of time to redeem the vehicle or reinstate the contract by paying off the account or bringing the account current, respectively. If the vehicle is not redeemed or the contract is not reinstated, the vehicle is sold at auction. Generally, the proceeds do not cover the unpaid balance, including unpaid earned finance charges and allowable expenses, and the resulting deficiency is charged-off. Asset recovery centers pursue collections on accounts that have been charged-off, including those accounts where the vehicle was repossessed, and skip accounts where the vehicle cannot be located.
Our total consumer automotive loan and lease serviced portfolio was $87.6 billion and $84.8 billion at December 31, 2022, and 2021, respectively, compared to our consumer automotive on-balance-sheet serviced portfolio of $87.4 billion and $84.8 billion.
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
•Sale to lessee — The lessee has the first opportunity to purchase the off-lease vehicle at the end of the lease term for the price stated in the lease agreement, which equals the contract residual value determined at origination.
•Sale to dealer — After the lessee declines an option to purchase the off-lease vehicle, the dealer who accepts it has the opportunity to purchase it directly from us at a price we define.
•Internet auctions — Once the lessee and the dealer decline to purchase the off-lease vehicle, we offer it to dealers and other third parties through our proprietary internet site (SmartAuction). Through SmartAuction, we seek to maximize the net sales proceeds from an off-lease vehicle by reducing the time between vehicle return and ultimate disposition, reducing holding costs, and broadening the number of prospective buyers. We use SmartAuction for our own vehicles and make it available for third-party use. We earn a service fee for every third-party vehicle sold through SmartAuction, which includes the cost of ClearGuard coverage, our protection product designed to assist in minimizing the risk to dealers of arbitration claims for eligible vehicles. In 2022, approximately 336,000 vehicles were sold through SmartAuction, as compared to approximately 261,000 in 2021.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Wholesale floorplan financing is generally extended in the form of lines of credit to individual dealers. These lines of credit are secured by the vehicles financed and all other vehicle inventory, which provide strong collateral protection in the event of dealership default. Additional collateral (for example, blanket lien over all dealership assets) or other credit enhancements (for example, personal guarantees from dealership owners) are generally obtained to further mitigate credit risk. Furthermore, in some cases, we may benefit from situations where an automotive manufacturer repurchases vehicles. These repurchases may serve as an additional layer of protection in the event of repossession of dealership new-vehicle inventory or dealership franchise termination. The amount we advance to dealers for a new vehicle is equal to 100% of the manufacturer’s wholesale invoice price, subject to payment curtailment schedules. The amount we advance to dealers for a used vehicle is typically 90–100% of the dealer’s cost of acquiring it. Interest on wholesale floorplan financing is generally payable monthly. The majority of wholesale floorplan financing is structured to yield interest at a floating rate indexed to the Prime Rate. Although a small number of financing arrangements are indexed to LIBOR, we have established an enterprise-wide LIBOR transition program to manage the discontinuance of LIBOR. Refer to the section titled LIBOR Transition within the MD&A for further details. The rate for a particular dealer is based on, among other things, competitive factors, the size of the account, and the dealer’s creditworthiness. Additionally, under our Ally Dealer Rewards Program, dealers benefit in certain circumstances from wholesale-floorplan-financing incentives, which we pay and account for as a reduction to interest income in the period they are earned.
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

	Average balance
Year ended December 31, ($ in millions)	2022	2021	2020
Used vehicles	44%	34%	18%
Stellantis new vehicles	31	32	33
GM new vehicles	17	20	33
Growth new vehicles	8	14	16
Total	100%	100%	100%
Total commercial wholesale finance receivables	$11,418	$11,183	$19,308
Average commercial wholesale financing receivables outstanding increased $235 million during the year ended December 31, 2022, as compared to 2021. The increase for the year ended December 31, 2022, as compared to 2021, was primarily due to an increase in average vehicle values, and was partially offset by a reduction in the number of GM dealer relationships due to the competitive environment across the automotive lending market.
During the year ended December 31, 2022, we amended Carvana’s commercial line of credit to a total of $2.2 billion and included a participation agreement for a total of $200 million. The participation agreement met the requirements for derecognition and therefore all outstanding amounts under this $200 million agreement are excluded from finance receivables and loans, net on our Consolidated Balance Sheet. The $2.2 billion line of credit and related $200 million participation agreement are scheduled to terminate in the third quarter of 2023. The credit line will revert to $2.0 billion thereafter, with a scheduled maturity in the first quarter of 2024. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. This includes the credit line being fully collateralized, as well as additional security placed through cash collateral, to mitigate counterparty credit risk in the event of a default. At December 31, 2022, Carvana’s wholesale floorplan assets outstanding balance was $517 million, net of $52 million attributable to the third-party participation agreement.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans decreased $229 million for the year ended December 31, 2022, compared to 2021, to an average of $5.0 billion for the year ended December 31, 2022.

Management’s Discussion and Analysis
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

Year ended December 31, ($ in millions)	2022	2021	2020	Favorable/(unfavorable) 2022-2021 % change	Favorable/(unfavorable) 2021–2020 % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$1,151	$1,117	$1,103	3	1
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	89	59	42	51	40
Other (loss) gain on investments, net (b)	(143)	216	220	(166)	(2)
Other income	15	12	11	25	9
Total insurance premiums and other income	1,112	1,404	1,376	(21)	2
Expense
Insurance losses and loss adjustment expenses	280	261	363	(7)	28
Acquisition and underwriting expense
Compensation and benefits expense	101	92	82	(10)	(12)
Insurance commissions expense	610	562	517	(9)	(9)
Other expenses	159	146	130	(9)	(12)
Total acquisition and underwriting expense	870	800	729	(9)	(10)
Total expense	1,150	1,061	1,092	(8)	3
(Loss) income from continuing operations before income tax expense	$(38)	$343	$284	(111)	21
Total assets	$8,659	$9,381	$9,137	(8)	3
Insurance premiums and service revenue written	$1,103	$1,197	$1,229	(8)	(3)
Combined ratio (c)	98.6%	93.9%	98.0%
(a)Includes interest expense of $37 million, $58 million, and $80 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(b)Includes net unrealized losses on equity securities of $210 million and $10 million for the years ended December 31, 2022, and 2021, respectively, and net unrealized gains on equity securities of $31 million for the year ended December 31, 2020.
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
2022 Compared to 2021
Our Insurance operations incurred a loss from continuing operations before income tax expense of $38 million for the year ended December 31, 2022, compared to income earned of $343 million for the year ended December 31, 2021. The decrease for the year ended December 31, 2022, was primarily due to higher unrealized losses and lower realized gains on equity securities, as compared to the same period in 2021.
Insurance premiums and service revenue earned was $1.2 billion for the year ended December 31, 2022, compared to $1.1 billion for the same period in 2021. The increase for the year ended December 31, 2022, was driven by a higher F&I earned premium, primarily related to VSCs and higher P&C revenues from ancillary dealer-related products, which more than offset declines from lower industry-wide dealer vehicle inventory levels as a result of supply chain disruptions.
Other loss on investments, net was $143 million for the year ended December 31, 2022, compared to other gain on investments, net of $216 million for the same period in 2021. The decrease was primarily attributable to elevated realized capital gains from equity securities during 2021 that did not reoccur. Additionally, results are inclusive of $210 million of unrealized equity mark-to-market losses, consistent with broader stock market performance, as compared to results from 2021, which included $10 million of unrealized losses.
Insurance losses and loss adjustment expenses totaled $280 million for the year ended December 31, 2022, compared to $261 million for the same period in 2021. Losses have increased from 2021 due to higher VSC and other F&I service contract claims and volume growth in other ancillary P&C products. These increases were partially offset by lower GAP claims as a result of higher used vehicle values. In April 2022, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related loss. Our weather-related losses for the year did not exceed the retention limit, therefore we did not cede weather-related losses for the year ended December 31, 2022, pursuant to our reinsurance agreement.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Total acquisition and underwriting expense increased $70 million for the year ended December 31, 2022, as compared to the same period in 2021. The changes were primarily due to an increase in insurance commission expense, commensurate with higher earned premiums from our F&I products and higher ceding commissions assumed in connection with growth in our ancillary dealer product offering. Additionally, the increase was driven by higher incentive program expenses and higher compensation and benefits expense and business support costs.
Our combined ratio was 98.6% for the year ended December 31, 2022, compared to 93.9% for the same period in 2021. The increase was primarily driven by higher acquisition and underwriting expenses.
Premium and Service Revenue Written
The following table summarizes premium and service revenue written by product, net of premiums ceded to reinsurers, and premiums and service revenue assumed from third-parties. VSC and GAP revenue are earned over the life of the service contract on a basis proportionate to the anticipated loss pattern. Refer to Note 3 to the Consolidated Financial Statements for further discussion of this revenue stream.

Year ended December 31, ($ in millions)	2022	2021	2020
Finance and insurance products
Vehicle service contracts	$702	$838	$850
Guaranteed asset protection and other finance and insurance products (a)	175	162	137
Total finance and insurance products	877	1,000	987
Property and casualty insurance (b)	215	197	242
Other premium and service revenue written (c)	11	—	—
Total	$1,103	$1,197	$1,229
(a)Other financial and insurance products include VMCs, ClearGuard, and other ancillary products.
(b)P&C insurance includes vehicle inventory insurance and dealer ancillary products including property and liability coverage underwritten by a third-party carrier.
(c)Primarily includes non-automotive assumed reinsurance and revenues associated with performing services as an underwriting carrier.
Insurance premiums and service revenue written was $1.1 billion for the year ended December 31, 2022, compared to $1.2 billion for the same period in 2021. The decrease was primarily due to lower F&I volume commensurate with lower industry retail sales and a shift in VSC product mix toward dealer reinsurance structures. These decreases were partially offset by growth in other P&C dealer property and liability products, which also more than offset declines in P&C vehicle inventory insurance premiums related to lower industry vehicle inventory levels that resulted from supply chain disruptions.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

December 31, ($ in millions)	2022	2021
Cash and cash equivalents
Noninterest-bearing cash	$91	$173
Interest-bearing cash	401	549
Total cash and cash equivalents	492	722
Equity securities	675	1,085
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	485	255
U.S. States and political subdivisions	474	526
Foreign government	146	157
Agency mortgage-backed residential	1,026	703
Mortgage-backed residential	235	195
Corporate debt	1,719	1,887
Total available-for-sale securities	4,085	3,723
Total cash, cash equivalents, and securities	$5,252	$5,530
In addition to these cash and investment securities, the Insurance segment has an interest-bearing intercompany arrangement with Corporate and Other, callable on demand. The intercompany loan balance due to Insurance was $417 million and $923 million at December 31, 2022, and December 31, 2021, respectively, and interest income of $9 million and $14 million was recognized for the years ended December 31, 2022, and December 31, 2021, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

Year ended December 31, ($ in millions)	2022	2021	2020	Favorable/(unfavorable) 2022-2021 % change	Favorable/(unfavorable) 2021–2020 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$575	$407	$487	41	(16)
Interest expense	354	283	369	(25)	23
Net financing revenue and other interest income	221	124	118	78	5
Gain on mortgage loans, net	26	87	93	(70)	(6)
Other income, net of losses	1	7	9	(86)	(22)
Total other revenue	27	94	102	(71)	(8)
Total net revenue	248	218	220	14	(1)
Provision for credit losses	3	(1)	7	n/m	114
Noninterest expense
Compensation and benefits expense	23	22	22	(5)	—
Other operating expenses	167	165	138	(1)	(20)
Total noninterest expense	190	187	160	(2)	(17)
Income from continuing operations before income tax expense	$55	$32	$53	72	(40)
Total assets	$19,529	$17,847	$14,889	9	20
n/m = not meaningful
2022 Compared to 2021
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $55 million for the year ended December 31, 2022, compared to $32 million for the year ended December 31, 2021. The increase for the year ended December 31, 2022, was primarily driven by higher net financing revenue and other interest income, partially offset by lower net gains on the sale of mortgage loans.
Net financing revenue and other interest income was $221 million for the year ended December 31, 2022, compared to $124 million for the year ended December 31, 2021. The increase in net financing revenue and other interest income for the year ended December 31, 2022, was primarily due to higher asset balances and lower prepayment activity, driven by a higher interest rate environment, which resulted in lower premium amortization. Premium amortization was $18 million for the year ended December 31, 2022, compared to $92 million for the year ended December 31, 2021. During the year ended December 31, 2022, we purchased $2.8 billion of mortgage loans that were originated by third parties, compared to $3.9 billion for the year ended December 31, 2021. We originated $1.1 billion of mortgage loans held-for-investment during the year ended December 31, 2022, compared to $7.0 billion during the year ended December 31, 2021.
Gain on sale of mortgage loans, net, was $26 million for the year ended December 31, 2022, compared to $87 million for the year ended December 31, 2021. The decrease was attributable to lower margins and lower volume on direct-to-consumer mortgage originations and the subsequent sale of these loans to a third party. We originated $2.1 billion of loans held-for-sale during the year ended December 31, 2022, compared to $3.4 billion during the year ended December 31, 2021.
The provision for credit losses increased $4 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in provision for credit losses for the year ended December 31, 2022, was primarily driven by reserve reductions during the year ended December 31, 2021, associated with improvements to the macroeconomic environment following the onset of the COVID-19 pandemic. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the total UPB of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Year ended December 31, 2022
740 +	$3,217	83
720–739	388	10
700–719	235	6
680–699	51	1
660–679	2	—
Total consumer mortgage financing volume	$3,893	100
Year ended December 31, 2021
740 +	$9,830	90
720–739	783	7
700–719	268	3
680–699	12	—
Total consumer mortgage financing volume	$10,893	100
Year ended December 31, 2020
740 +	$5,151	83
720–739	580	9
700–719	362	6
680–699	67	1
660–679	27	1
< 660	20	—
Total consumer mortgage financing volume	$6,207	100
During the year ended December 31, 2022, we purchased and originated fewer consumer mortgage held-for-investment loans, as compared to the year ended December 31, 2021. The decrease was primarily driven by the elevated interest rate environment. When interest rates rise, the likelihood of refinancing decreases and origination volumes tend to decrease.
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium (discount) ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
December 31, 2022
Adjustable-rate	$408	2	3.18%	$2	52.64%	771
Fixed-rate	19,039	98	3.18	(4)	54.69	782
Total	$19,447	100	3.18	$(2)	54.65	781
December 31, 2021
Adjustable-rate	$378	2	2.76%	$3	50.37%	763
Fixed-rate	17,158	98	3.15	106	57.09	776
Total	$17,536	100	3.14	$109	56.94	776
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

Year ended December 31, ($ in millions)	2022	2021	2020	Favorable/(unfavorable) 2022-2021 % change	Favorable/(unfavorable) 2021–2020 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$527	$334	$349	58	(4)
Interest on loans held-for-sale	19	11	11	73	—
Interest expense	212	37	61	n/m	39
Net financing revenue and other interest income	334	308	299	8	3
Total other revenue	122	128	45	(5)	184
Total net revenue	456	436	344	5	27
Provision for credit losses	43	38	149	(13)	74
Noninterest expense
Compensation and benefits expense	75	70	62	(7)	(13)
Other operating expenses	56	46	45	(22)	(2)
Total noninterest expense	131	116	107	(13)	(8)
Income from continuing operations before income tax expense	$282	$282	$88	—	n/m
Total assets	$10,544	$7,950	$6,108	33	30
n/m = not meaningful
2022 Compared to 2021
Our Corporate Finance operations earned income from continuing operations before income tax expense of $282 million for both the years ended December 31, 2022, and 2021. For the year ended December 31, 2022, higher net financing revenue was offset by lower investment gains, and higher noninterest and provision expense compared to the year ended December 31, 2021.
Net financing revenue and other interest income was $334 million for the year ended December 31, 2022, compared to $308 million for the year ended December 31, 2021. The increase for the year ended December 31, 2022, was primarily due to higher average assets from continued growth in the portfolio. This was partially offset by an increase in interest expense as benchmark interest rates continued to rise.
Other revenue decreased $6 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The decrease was primarily due to lower investment gains, partially offset by higher syndication and fee income for the year ended December 31, 2022, compared to 2021.
The provision for credit losses increased $5 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in provision for credit losses was primarily driven by reserve increases associated with portfolio growth, as well as higher specific provision activity. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $15 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily due to higher direct and allocated expenses related to the growth of the business during 2022.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Credit Portfolio
The following table presents loans held for sale, the amortized cost of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations. As of December 31, 2022, 59% of our loans and 55% of our lending commitments were asset-based, with 99.9% in a first-lien position.

December 31, ($ in millions)	2022	2021
Loans held-for-sale, net	$445	$305
Finance receivables and loans	$10,147	$7,770
Unfunded lending commitments (a)	$6,390	$4,967
Total serviced loans	$14,823	$11,180
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

December 31,	2022	2021
Industry
Financial services	40.9%	38.1%
Health services	14.5	16.4
Services	13.4	13.8
Automotive and transportation	8.7	8.9
Machinery, equipment, and electronics	7.3	5.4
Chemicals and metals	7.0	8.8
Wholesale	2.6	1.7
Other manufactured products	2.1	1.4
Retail trade	1.7	1.2
Other	1.8	4.3
Total finance receivables and loans	100.0%	100.0%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Corporate and Other
The following table summarizes the activities of Corporate and Other, which primarily consist of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock as well as other strategic investments through Ally Ventures, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, the activity related to Ally Invest, Ally Lending, Ally Credit Card, CRA loans and related investments, and reclassifications and eliminations between the reportable operating segments. Additionally, Corporate and Other includes costs that are not allocated to our reportable operating segments as part of our COH methodology, which involves management judgment. Refer to Note 26 to the Consolidated Financial Statements for more information.

Year ended December 31, ($ in millions)	2022	2021	2020	Favorable/(unfavorable) 2022-2021 % change	Favorable/(unfavorable) 2021–2020 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$599	$5	$(15)	n/m	133
Interest on loans held-for-sale	7	3	4	133	(25)
Interest and dividends on investment securities and other earning assets	726	498	629	46	(21)
Interest on cash and cash equivalents	52	14	14	n/m	—
Other, net	—	—	(8)	—	100
Total financing revenue and other interest income	1,384	520	624	166	(17)
Interest expense
Original issue discount amortization (b)	53	49	47	(8)	(4)
Other interest expense (c)	349	4	617	n/m	99
Total interest expense	402	53	664	n/m	92
Net financing revenue (loss) and other interest income	982	467	(40)	110	n/m
Other revenue
Gain on mortgage and automotive loans, net	—	—	17	—	(100)
Loss on extinguishment of debt	—	(136)	(102)	100	(33)
Other gain on investments, net	22	64	88	(66)	(27)
Other income, net of losses	78	293	295	(73)	(1)
Total other revenue	100	221	298	(55)	(26)
Total net revenue	1,082	688	258	57	167
Provision for credit losses	317	151	47	(110)	n/m
Total noninterest expense (d)	972	723	507	(34)	(43)
Loss from continuing operations before income tax expense	$(207)	$(186)	$(296)	(11)	37
Total assets	$41,631	$43,283	$47,237	(4)	(8)
n/m = not meaningful
(a)Includes impacts associated with hedging activities within our automotive loan portfolio, consumer other lending activity, and financing revenue from our legacy mortgage portfolio.
(b)Amortization is included as interest on long-term debt in the Consolidated Statement of Income.
(c)Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.
(d)Includes reductions of $1.3 billion, $1.1 billion, and $986 million for the years ended December 31, 2022, 2021, and 2020, respectively, related to the allocation of COH expenses to other segments. The receiving segments record their allocation of COH expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the scheduled remaining amortization of the original issue discount at December 31, 2022.

Year ended December 31, ($ in millions)	2023	2024	2025	2026	2027	2028 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$821	$753	$680	$598	$505	$—
Total amortization (b)	61	68	73	82	93	505	$882
(a)The maximum annual scheduled amortization for any individual year is $141 million in 2030.
(b)The amortization is included as interest on long-term debt in the Consolidated Statement of Income.
2022 Compared to 2021
Corporate and Other incurred a loss from continuing operations before income tax expense of $207 million for the year ended December 31, 2022, compared to a loss of $186 million for the year ended December 31, 2021. The increase in loss for the year ended December 31, 2022, was primarily driven by increases in both noninterest expense and provision expense, as well as a decrease in other revenue resulting from an impairment of an equity investment without a readily determinable fair value. The increase in loss was partially offset by an increase in net financing revenue and other interest income.
Total financing revenue and other interest income was $1.4 billion for the year ended December 31, 2022, compared to $520 million for the year ended December 31, 2021. The increase was primarily driven by the impacts of a higher interest rate environment on the investment securities portfolio and hedging activities, along with financing revenue from Ally Credit Card, which we acquired in the fourth quarter of 2021.
Total interest expense increased $349 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily driven by a higher interest rate environment, resulting in higher funding costs.
Total other revenue decreased $121 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The decrease was primarily driven by net downward adjustments (including impairment) of $137 million related to equity investments without a readily determinable fair value during the year ended December 31, 2022, compared to net upward adjustments of $87 million during the year ended December 31, 2021. Refer to Note 13 to the Consolidated Financial Statements for additional information. The decrease was partially offset by the loss on extinguishment of debt during the year ended December 31, 2021.
The provision for credit losses increased $166 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. For the year ended December 31, 2022, the increase in provision for credit losses was primarily driven by higher net charge-offs within Ally Credit Card following our acquisition in December 2021, as well as higher net charge-offs and portfolio growth within Ally Lending. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $249 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was primarily driven by incremental costs associated with Ally Credit Card, as well as compensation and benefits expense, which increased primarily as a result of the settlement of our qualified defined pension plan.
Total assets were $41.6 billion as of December 31, 2022, compared to $43.3 billion as of December 31, 2021. This decrease was primarily the result of a reduction in our investment securities balances, partially offset by growth in consumer loans associated with Ally Lending and Ally Credit Card. Additionally, as of December 31, 2022, the amortized cost of the legacy mortgage portfolio was $290 million, compared to $368 million at December 31, 2021, which also contributed to the decrease.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

December 31, ($ in millions)	2022	2021
Cash and cash equivalents
Noninterest-bearing cash	$451	$306
Interest-bearing cash	4,628	4,011
Total cash and cash equivalents	5,079	4,317
Equity securities	—	6
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,531	1,900
U.S. States and political subdivisions	286	338
Agency mortgage-backed residential	15,607	18,336
Mortgage-backed residential	4,064	4,230
Agency mortgage-backed commercial	3,535	4,526
Asset-backed	433	534
Total available-for-sale securities	25,456	29,864
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	884	1,204
Total held-to-maturity securities	884	1,204
Total cash, cash equivalents, and securities	$31,419	$35,391
Other Investments
The following table summarizes other investments at carrying value for Corporate and Other. Refer to Note 1 to the Consolidated Financial Statements for further information on these investments.

December 31, ($ in millions)	2022	2021
Other assets
Investment in qualified affordable housing projects	$1,596	$1,378
Nonmarketable equity investments	794	956
Equity-method investments (a)	563	424
Total other investments	$2,953	$2,758
(a)Primarily relates to investments made in connection with our CRA program.
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

	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Trading days (a)	62.5	64.0	62.0	62.0	63.5
Average customer trades per day, (in thousands)	27.1	29.1	33.7	40.2	42.8
Funded accounts (b) (in thousands)	518	521	518	517	506
Total net customer assets (b) ($ in millions)	$12,834	$13,095	$13,508	$16,773	$17,391
Total customer cash balances (b) ($ in millions)	$1,757	$1,917	$2,027	$2,268	$2,195
(a)Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across the brokerage, robo, and wealth management portfolios.
During the year ended December 31, 2022, macroeconomic uncertainty and market volatility resulted in lower customer engagement and lower trade activity. Total funded accounts increased 2% from the fourth quarter of 2021. Average customer trades per day decreased 37%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
from the fourth quarter of 2021, driven primarily by lower customer engagement. Additionally, net customer assets decreased 26% from the fourth quarter of 2021, as a result of lower equity market valuations.
Ally Lending
Ally Lending is our unsecured personal lending offering, which primarily serves medical and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. Total active merchants totaled approximately 3,400 as of December 31, 2022, reflecting an increase of 13% from December 31, 2021. Total active borrowers totaled approximately 460,000 as of December 31, 2022, reflecting an increase of 58% compared to December 31, 2021.
The following table presents personal lending originations by average FICO® Score.

	2022		2021
Year ended December 31, ($ in millions)	Volume	Average FICO®	Volume	Average FICO®
Total personal lending originations (a)	$2,131	736	$1,241	734
(a)Includes loans for which we have elected the fair value option measurement.
During the year ended December 31, 2022, personal lending originations increased $890 million to $2.1 billion, as compared to the year ended December 31, 2021. We continue to expand our relationships across the home improvement and medical verticals.
The carrying value of our personal lending portfolio was $2.0 billion at December 31, 2022, compared to $1.0 billion at December 31, 2021, while the associated yield was 11.3% for the year ended December 31, 2022, as compared to 13.8% for the year ended December 31, 2021. The decrease in associated yields for the year ended December 31, 2022, as compared to 2021, was due to increased originations in the home improvement vertical.
The following table presents the percentage of total finance receivables and loans of Ally Lending by vertical. The finance receivables and loans are reported at amortized cost.

December 31,	2022	2021
Vertical
Home improvement	61.9%	39.3%
Medical	37.9	60.3
Other	0.2	0.4
Total finance receivables and loans (a)	100.0%	100.0%
(a)Includes loans for which we have elected the fair value option measurement.
Ally Credit Card
Ally Credit Card is our scalable, digital-first credit card platform that features leading-edge technology, and a proprietary, analytics-based underwriting model. The following table presents total active cardholders and finance receivables and loans.

December 31,	2022	2021
Total active cardholders (in thousands)	1,042	766
Finance receivables and loans ($ in millions)	$1,599	$953

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
Our risk-governance structure starts within each business line, including committees established to oversee risk in their respective areas. The business lines are responsible for their risk-based performance and compliance with risk-management policies and applicable law. The independent risk-management function is accountable for independently identifying, monitoring, measuring, and reporting on our various risks and for designing an effective risk-management framework and structure. The independent risk-management function is also responsible for developing, maintaining, and implementing enterprise risk-management. In addition, the ERMC is responsible for supporting the Chief Risk Officer’s oversight of senior management’s responsibility to execute on our strategy within our risk appetite set by the RC, and the Chief Risk Officer’s implementation of our independent risk-management program. The Chief Risk Officer reports to the RC, as well as administratively to the CEO.
All business lines and corporate functions are subject to full and unrestricted audits by Audit Services. The Chief Audit Executive reports to the AC, as well as administratively to the CEO, and is primarily responsible for assisting the AC in fulfilling its governance and oversight

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
responsibilities. Audit Services is granted free and unrestricted access to any and all of our records, physical properties, technologies, management, and employees.
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
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities based on our reportable operating segments.

December 31, ($ in millions)	2022	2021
Finance receivables and loans
Automotive Finance (a)	$102,070	$94,326
Mortgage Finance	19,445	17,644
Corporate Finance	10,147	7,770
Corporate and Other (b)	4,086	2,528
Total finance receivables and loans	135,748	122,268
Loans held-for-sale
Automotive Finance	6	—
Mortgage Finance (c)	13	80
Corporate Finance	445	305
Corporate and Other	190	164
Total loans held-for-sale	654	549
Total on-balance-sheet loans	136,402	122,817
Whole-loan sales
Automotive Finance	227	—
Corporate and Other	103	4
Total off-balance-sheet loans (d)	330	4
Operating lease assets
Automotive Finance	10,444	10,862
Total operating lease assets	10,444	10,862
Total loan and operating lease exposure	$147,176	$133,683
(a)Includes a liability of $617 million and $37 million associated with fair value hedging adjustments at December 31, 2022, and December 31, 2021, respectively. Refer to Note 21 to the Consolidated Financial Statements for additional information.
(b)Includes $290 million and $368 million of consumer mortgage loans in our legacy mortgage portfolio at December 31, 2022, and December 31, 2021, respectively.
(c)Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.
(d)Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.
The risks inherent in our loan and operating lease exposures are largely driven by changes in the overall economy (including GDP trends and inflationary pressures), used vehicle and housing prices, unemployment levels, real personal income, household savings, and their impact on our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain most of our consumer automotive and credit card loans as they complement our core business model, but we do sell loans from time to time on an opportunistic basis. We ultimately manage the associated risks based on the underlying economics of the exposure. Our operating lease residual risk may be more volatile than credit risk in stressed macroeconomic scenarios. While all operating leases are exposed to potential reductions in used vehicle values, only loans where we take possession of the vehicle are affected by potential reductions in used vehicle values.
•Finance receivables and loans — Loans that we have the intent and ability to hold for the foreseeable future or until maturity, or loans associated with an on-balance-sheet securitization classified as a secured borrowing. Finance receivables and loans are

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
reported at their amortized cost basis, which includes the principal amount outstanding, net of unamortized deferred fees and costs on originated loans, unamortized premiums and discounts on purchased loans, unamortized basis adjustments arising from the designation of finance receivables and loans as the hedged item in qualifying fair value hedge relationships, and cumulative principal net charge-offs. We refer to the amortized cost basis less the allowance for loan losses as the net carrying value in finance receivables and loans. We manage the economic risks of these exposures, including credit risk, by adjusting underwriting standards and risk limits, augmenting our servicing and collection activities (including loan modifications and restructurings), and optimizing our product and geographic concentrations. Additionally, we may elect to account for certain loans at fair value. Changes in the fair value of these loans are recognized in a valuation allowance separate from the allowance for loan losses and are reflected in current period earnings. We may use market-based instruments, such as derivatives, to hedge changes in the fair value of these loans.
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
Credit risk is a major source of potential economic loss to us. Credit risk is monitored by the executive leadership team and our associates, and is regularly reported to and reviewed with the RC. Management oversees credit decisioning, account servicing activities, and credit-risk-management processes, and manages credit risk exposures within our risk appetite. In addition, our Loan Review Group provides an independent assessment of the quality of our credit portfolios and credit-risk-management practices and reports its findings to the RC on a regular basis.
To mitigate risk, we have implemented specific policies and practices across business lines, utilizing both qualitative and quantitative analyses. This reflects our commitment to maintaining an independent and ongoing assessment of credit risk and credit quality. Our policies require an objective and timely assessment of the overall quality of the consumer and commercial loan and operating lease portfolios. This includes the identification of relevant trends that affect the collectability of the portfolios, microsegments of the portfolios that are potential problem areas, loans and operating leases with potential credit weaknesses, and the assessment of the adequacy of internal credit risk policies and procedures. Our consumer and commercial loan and operating lease portfolios are subject to periodic stress tests, which include economic scenarios whose severity mirrors those developed and distributed by the FRB to assess how the portfolios may perform in a severe economic downturn. In addition, we establish and maintain underwriting policies and limits across our portfolios and higher risk segments (for example, nonprime) based on our risk appetite.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
Additionally, we utilize numerous collection strategies to mitigate loss and provide ongoing support to customers in financial distress. We have enhanced our collection strategies to include customized messaging, digital communication, and proactive monitoring of vendor performance. For consumer automotive loans, we work with customers when they become delinquent on their monthly payment. In lieu of repossessing their vehicle, we may offer several types of assistance to aid our customers based on their willingness and ability to repay their loan. Loss mitigation may include payment extensions and rewrites of the loan terms. For mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including maturity extensions, delinquent interest capitalization, changes to contractual interest rates, and principal forgiveness.
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. As measured by GDP, the U.S. economy grew modestly in 2022, and the unemployment rate remained low at 3.5% as of December 31, 2022. Sales of new light vehicles have been adversely affected primarily by supply chain difficulties and slowed to an average annual rate of 13.8 million during December 2022. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million in 2019, driving an increase in used vehicle values, as further described in the section below titled Operating Lease Vehicle Terminations and Remarketing. Additionally, used vehicle values may also be impacted by availability, price of new vehicles, or changes in customer preferences.
Consumer Credit Portfolio
Our consumer loan portfolio primarily consists of automotive loans, first-lien mortgages, home equity loans, personal loans, and credit card loans. Loan losses in our consumer loan portfolio are influenced by changes in the overall economy (including GDP trends and inflationary pressures), used vehicle and housing prices, unemployment levels, real personal income, household savings, and their impact on our borrowers. Additionally, our consumer credit exposure is significantly concentrated in automotive lending.
Credit risk management for the consumer loan portfolio begins with the initial underwriting and continues throughout a borrower’s credit life cycle. We manage consumer credit risk through our loan origination and underwriting policies and the credit approval process. We use proprietary credit-scoring models to differentiate the expected default rates of credit applicants enabling us to better evaluate credit applications for approval and to tailor the pricing and financing structure according to this assessment of credit risk. We continue to monitor loss performance across the risk spectrum, which enables us to implement risk mitigation strategies, including pricing increments and curtailment actions on underperforming microsegments. We continuously monitor and routinely update the inputs of the credit scoring models. These and other actions mitigate but do not eliminate credit risk. Ineffective evaluations of a borrower’s creditworthiness, fraud, or changes in the applicant’s financial condition after approval could negatively affect the quality of our portfolio, resulting in loan losses. For example, early loss performance in our consumer automotive lending portfolio is trending higher compared to expectations at the time of origination for loans originated between the third quarter of 2021 and the second quarter of 2022.
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
During the year ended December 31, 2022, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, high-quality jumbo and LMI mortgage loans that are obtained through bulk loan purchases and direct-to-consumer mortgage originations, as well as point-of-sale personal lending through Ally Lending. Additionally, beginning in December 2021 with the acquisition of Ally Credit Card, financial information related to our credit card business is included within Corporate and Other.
The carrying value of our nonprime held-for-investment consumer automotive loans before allowance for loan losses represented approximately 10.6% and 11.3% of our total consumer automotive loans at December 31, 2022, and December 31, 2021, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2022	2021	2022	2021	2022	2021
Consumer automotive (c) (d)	$83,286	$78,252	$1,187	$1,078	$—	$—
Consumer mortgage
Mortgage Finance	19,445	17,644	34	59	—	—
Mortgage — Legacy	290	368	15	26	—	—
Total consumer mortgage	19,735	18,012	49	85	—	—
Consumer other
Personal Lending (e)	1,987	1,002	13	5	—	—
Credit Card	1,599	953	43	11	—	—
Total consumer other	3,586	1,955	56	16	—	—
Total consumer finance receivables and loans	$106,607	$98,219	$1,292	$1,179	$—	$—
(a)Includes nonaccrual TDR loans of $684 million and $714 million at December 31, 2022, and December 31, 2021, respectively.
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
(d)Includes outstanding CSG loans of $10.0 billion and $8.6 billion at December 31, 2022, and December 31, 2021, respectively, and RV loans of $578 million and $763 million at December 31, 2022, and December 31, 2021, respectively.
(e)Excludes finance receivables of $3 million and $7 million at December 31, 2022, and December 31, 2021, respectively, for which we have elected the fair value option.
Total consumer finance receivables and loans increased $8.4 billion at December 31, 2022, compared with December 31, 2021. The increase consists of $5.0 billion of consumer automotive finance receivables and loans, $1.7 billion of consumer mortgage finance receivables and loans and $1.6 billion of consumer other finance receivables and loans. The increase was primarily due to an increase in consumer automotive finance receivables and loans, primarily related to continued momentum in our used-vehicle lending. Growth within the consumer mortgage and consumer other finance receivables and loans portfolios was primarily due to loan originations and purchases, which outpaced portfolio runoff.
Total consumer nonperforming finance receivables and loans at December 31, 2022, increased $113 million to $1.3 billion from December 31, 2021. We experienced increases from prior year COVID-19 pandemic lows in delinquency and loss statistics in our consumer automotive portfolio. Refer to Note 9 to the Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.2% at both December 31, 2022, and December 31, 2021.
Total consumer TDRs outstanding at December 31, 2022, decreased $346 million since December 31, 2021, to $1.8 billion. Results primarily reflect a $348 million decrease in our consumer automotive portfolio. The level of consumer TDRs is continuing to stabilize, following our 2020 loan modification program offered to borrowers affected by the COVID-19 pandemic, which are continuing to runoff in the current year. Refer to Note 9 to the Consolidated Financial Statements for additional information.
Consumer automotive loans accruing and past due 30 days or more increased $1.3 billion to $3.0 billion at December 31, 2022, compared to $1.7 billion at December 31, 2021, which was driven by growth in the consumer automotive portfolio.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table includes consumer net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2022	2021	2022	2021
Consumer automotive	$785	$237	1.0%	0.3%
Consumer mortgage
Mortgage Finance	—	2	—	—
Mortgage — Legacy	(9)	(9)	(2.7)	(2.0)
Total consumer mortgage	(9)	(7)	—	—
Consumer other
Personal Lending	70	26	4.6	4.0
Credit Card	51	2	4.1	2.8
Total consumer other	121	28	4.4	3.3
Total consumer finance receivables and loans	$897	$258	0.9	0.3
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held for sale during the period for each loan category.
Our net charge-offs from total consumer finance receivables and loans were $897 million for the year ended December 31, 2022, respectively, compared to net charge-offs of $258 million for the year ended December 31, 2021. Net charge-offs for our consumer automotive portfolio increased by $548 million for the year ended December 31, 2022, compared to 2021. We experienced increases from prior year COVID-19 pandemic lows in delinquency and loss statistics in our consumer automotive portfolio. Net charge-offs in our consumer other portfolio increased primarily due to the acquisition of Ally Credit Card, which we acquired in December 2021.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

Year ended December 31, ($ in millions)	2022	2021
Consumer automotive (a)	$42,923	$40,884
Consumer mortgage (b)	3,255	10,433
Consumer other (c) (d)	2,131	1,241
Total consumer loan originations	$48,309	$52,558
(a)Includes $237 million of loans originated as held-for-sale for the year ended December 31, 2022.
(b)Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $2.1 billion of loans originated as held-for-sale for the year ended December 31, 2022, and $3.4 billion for the year ended December 31, 2021.
(c)Includes loans related to our Ally Lending business for which we have elected the fair value option measurement.
(d)Excludes credit card loans which are revolving in nature.
Total consumer loan originations decreased $4.2 billion for the year ended December 31, 2022, compared to the year ended December 31, 2021. The decrease was primarily due to decreased loan originations within the consumer mortgage portfolio, due to a higher interest rate environment. The decrease was partially offset by increased originations in the consumer automotive portfolio, driven by higher financed transaction amounts, and partially offset by decreased application flow in the consumer automotive portfolio.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table shows the percentage of consumer finance receivables and loans by state concentration based on amortized cost.

	December 31, 2022 (a)			December 31, 2021
	Consumer automotive	Consumer mortgage	Consumer other (b)	Consumer automotive	Consumer mortgage	Consumer other (b)
California	8.7%	38.8%	8.4%	8.7%	39.6%	9.4%
Texas	13.6	7.3	7.7	13.0	7.3	7.4
Florida	9.5	6.6	7.8	9.3	6.3	8.4
Pennsylvania	4.5	2.1	4.6	4.4	2.3	4.5
Georgia	4.1	2.9	3.5	4.0	3.0	3.4
North Carolina	4.1	1.9	4.6	4.1	1.6	3.4
Illinois	3.5	2.8	4.3	3.7	3.1	4.4
New York	3.6	1.9	4.8	3.3	2.1	5.5
New Jersey	3.2	2.4	3.6	3.0	2.5	3.4
Ohio	3.4	0.4	3.6	3.4	0.5	3.9
Other United States	41.8	32.9	47.1	43.1	31.7	46.3
Total consumer loans	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2022.
(b)Excludes $3 million and $7 million of finance receivables at December 31, 2022, and December 31, 2021, respectively, for which we have elected the fair value option.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.5% and 26.4% of our total outstanding consumer finance receivables and loans at December 31, 2022, and December 31, 2021, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
Repossessed and Foreclosed Assets
We classify a repossessed or foreclosed asset as held-for-sale, which is included in other assets on our Consolidated Balance Sheet, when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements.
Repossessed consumer automotive loan assets in our Automotive Finance operations were $182 million and $120 million at December 31, 2022, and December 31, 2021, respectively, and foreclosed mortgage assets were $2 million and $1 million at December 31, 2022, and December 31, 2021, respectively.
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
During the year ended December 31, 2022, the credit performance of the commercial portfolio remained strong. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2022	2021	2022	2021	2022	2021
Commercial
Commercial and industrial
Automotive	$14,595	$12,229	$5	$33	$—	$—
Other (c)	9,154	6,874	157	221	—	—
Commercial real estate	5,389	4,939	—	3	—	—
Total commercial finance receivables and loans	$29,138	$24,042	$162	$257	$—	$—
(a)Includes nonaccrual TDR loans of $157 million and $117 million at December 31, 2022, and December 31, 2021, respectively.
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
Total commercial finance receivables and loans outstanding increased $5.1 billion from December 31, 2021, to $29.1 billion at December 31, 2022. Results were driven by a $2.7 billion increase in our Automotive Finance segment, primarily within the commercial and industrial receivables class.
Total commercial nonperforming finance receivables and loans were $162 million at December 31, 2022, reflecting a decrease of $95 million compared to December 31, 2021. This decrease was primarily impacted by a $64 million decrease in our Corporate Finance segment within the commercial and industrial receivables. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans decreased to 0.6% at December 31, 2022, compared to 1.1% at December 31, 2021.
Total commercial TDRs outstanding at December 31, 2022, increased $369 million from December 31, 2021, to $540 million. The increase was primarily driven by the restructuring of five exposures within commercial other in our commercial and industrial portfolio class. Refer to Note 9 to the Consolidated Financial Statements for additional information.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Net (recoveries) charge-offs		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2022	2021	2022	2021
Commercial
Commercial and industrial
Automotive	$(1)	$—	—%	—%
Other	57	11	0.7	0.2
Commercial real estate	(1)	—	—	—
Total commercial finance receivables and loans	$55	$11	0.2	—
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held for sale during the period for each loan category.
Our net charge-offs from total commercial finance receivables and loans were $55 million for the year ended December 31, 2022, compared to $11 million for the year ended December 31, 2021. The increase for the year ended December 31, 2022, was primarily driven by our Corporate Finance operations and included the partial charge-off of two exposures during 2022.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $5.4 billion and $4.9 billion at December 31, 2022, and December 31, 2021, respectively. The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

December 31,	2022	2021
Florida	17.9%	16.4%
Texas	14.9	13.9
California	8.4	8.3
New York	6.3	3.8
North Carolina	5.3	5.8
Michigan	4.2	5.8
Ohio	4.2	3.4
Georgia	3.1	3.3
Utah	2.9	3.0
Illinois	2.7	2.9
Other United States	30.1	33.4
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $889 million from December 31, 2021, to $2.6 billion at December 31, 2022. The increase in total criticized exposures was primarily driven by increases in Special Mention loans within our Corporate Finance and Automotive Finance operations. Total criticized exposures represented 9.1% and 7.3% of total commercial finance receivables and loans at December 31, 2022, and December 31, 2021, respectively, representing strong overall credit performance as the commercial loan portfolio continues to grow.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

December 31,	2022	2021
Industry
Automotive	53.4%	50.8%
Chemicals	14.7	14.4
Electronics	11.9	3.6
Other	20.0	31.2
Total commercial criticized finance receivables and loans	100.0%	100.0%
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Our quantitatively determined allowance under CECL is impacted by certain forecasted economic factors as further described in Note 1 to the Consolidated Financial Statements. For example, our consumer automotive allowance for loan losses is most sensitive to state-level unemployment rates. Our process for determining the allowance for loan losses considers a borrower’s willingness and ability to pay and considers other factors, including loan modification programs. In addition to our quantitative allowance for loan losses, we also incorporate qualitative adjustments that may relate to idiosyncratic risks, weather-related events, changes in current economic conditions that may not be reflected in quantitatively derived results such as the impacts associated with COVID-19, and other macroeconomic uncertainty. We also monitor model performance, using model error and related assessments, and we may incorporate qualitative reserves to adjust our quantitatively determined allowance if we observe deterioration in model performance. Additionally, we perform a sensitivity analysis of our allowance utilizing varying macroeconomic scenarios, as described further within Critical Accounting Estimates — Allowance for Credit Losses within the MD&A.
Through December 31, 2022, forecasted economic variables incorporated into our quantitative allowance processes were updated to include the current macroeconomic environment and our future expectations reflecting mild recessionary conditions in 2023. This included (but were not limited to) the following: the unemployment rate rising to approximately 4.6% in the fourth quarter of 2023, before reverting to the historical mean of approximately 6.3% by the fourth quarter of 2025, negative GDP growth as measured on a quarter-over-quarter seasonally adjusted annualized rate basis through the second quarter of 2023, before reverting to the historical mean of approximately 1.9% by the fourth quarter of 2025, and stable new light vehicle sales on a seasonally adjusted annualized rate basis of approximately 15 million units throughout the forecast horizon. Additionally, we maintain a qualitative allowance framework to account for ongoing uncertainty and volatility in the macroeconomic environment (including the impact of inflationary pressures) that could adversely impact frequency of loss and LGD. Our overall allowance for loan losses increased $444 million from the prior year to $3.7 billion at December 31, 2022, representing 2.7% as a percentage of total finance receivables at both December 31, 2022, and December 31, 2021.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the years ended, December 31, 2022, and December 31, 2021, respectively.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at January 1, 2022	$2,769	$27	$221	$3,017	$250	$3,267
Charge-offs (a)	(1,434)	(3)	(133)	(1,570)	(58)	(1,628)
Recoveries	649	12	12	673	3	676
Net charge-offs	(785)	9	(121)	(897)	(55)	(952)
Provision due to change in portfolio size	196	3	182	381	33	414
Provision due to incremental charge-offs	785	(9)	121	897	55	952
Provision due to all other factors	55	(2)	23	76	(46)	30
Total provision for credit losses (b)	1,036	(8)	326	1,354	42	1,396
Other	—	(1)	—	(1)	1	—
Allowance at December 31, 2022	$3,020	$27	$426	$3,473	$238	$3,711
Net charge-offs to average finance receivables and loans outstanding for the year ended December 31, 2022	1.0%	—%	4.4%	0.9%	0.2%	0.7%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2022 (c)	254.3%	54.3%	n/m	268.7%	147.4%	255.2%
Nonaccrual loans to finance receivables and loans outstanding at December 31, 2022	1.4%	0.3%	1.6%	1.2%	0.6%	1.1%
Ratio of allowance for loan losses to annualized net charge-offs at December 31, 2022	3.8	(3.0)	3.5	3.9	4.3	3.9
n/m = not meaningful
(a)Refer to Note 1 to the Consolidated Financial Statements for information regarding our charge-off policies.
(b)Excludes $3 million of provision for credit losses related to our reserve for unfunded commitments. The liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Consolidated Balance Sheet.
(c)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at January 1, 2021	$2,902	$33	$73	$3,008	$275	$3,283
Charge-offs (a)	(923)	(6)	(30)	(959)	(22)	(981)
Recoveries	686	13	2	701	11	712
Net charge-offs	(237)	7	(28)	(258)	(11)	(269)
Provision due to change in portfolio size	182	4	181	367	11	378
Provision due to incremental charge-offs	237	(7)	28	258	11	269
Provision due to all other factors	(315)	(11)	(46)	(372)	(34)	(406)
Total provision for credit losses	104	(14)	163	253	(12)	241
Other (b)	—	1	13	14	(2)	12
Allowance at December 31, 2021	$2,769	$27	$221	$3,017	$250	$3,267
Net charge-offs to average finance receivables and loans outstanding for the year ended December 31, 2021	0.3%	—%	3.3%	0.3%	—%	0.2%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2021 (c)	256.8%	30.9%	n/m	255.7%	97.8%	227.4%
Nonaccrual loans to finance receivables and loans outstanding at December 31, 2021	1.4%	0.5%	0.8%	1.2%	1.1%	1.2%
Ratio of allowance for loan losses to annualized net charge-offs at December 31, 2021	11.6	(3.7)	4.1	11.6	24.3	12.1
n/m= not meaningful
(a)Refer to Note 1 to the Consolidated Financial Statements for information regarding our charge-off policies.
(b)Includes $12 million of allowance for credit losses recognized on PCD loans acquired in the Ally Credit Card acquisition. Refer to Note 2 to the Consolidated Financial Statements for additional details.
(c)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.
The allowance for consumer loan losses as of December 31, 2022, increased $456 million compared to December 31, 2021, reflecting an increase of $251 million in the consumer automotive allowance, along with an increase of $205 million in the consumer other allowance. The increase in our consumer automotive allowance was primarily driven by portfolio growth. The increase in the consumer other allowance was primarily driven by the establishment of reserves related to the Ally Credit Card acquisition, as well as continued growth in Ally Lending and Ally Credit Card.
The allowance for commercial loan losses as of December 31, 2022, decreased $12 million compared to December 31, 2021. The decrease was primarily driven by reserve declines associated with continued improvements to the macroeconomic environment following the onset of the COVID-19 pandemic.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

Year ended December 31, ($ in millions)	2022	2021	2020
Consumer automotive	$1,036	$104	$1,194
Consumer mortgage
Mortgage Finance	3	(1)	7
Mortgage — Legacy	(11)	(13)	(17)
Total consumer mortgage	(8)	(14)	(10)
Consumer other
Personal Lending	161	55	62
Credit Card	165	108	—
Total consumer other	326	163	62
Total consumer	1,354	253	1,246
Commercial
Commercial and industrial
Automotive	1	(30)	28
Other	46	39	150
Commercial real estate	(5)	(21)	15
Total commercial	42	(12)	193
Total provision for loan losses (a)	$1,396	$241	$1,439
(a)Excludes $3 million of provision for credit losses related to our reserve for unfunded commitments during the year ended December 31, 2022.
The provision for consumer credit losses increased $1.1 billion for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in provision for consumer credit losses for the year ended December 31, 2022, was primarily driven by higher net charge-offs, and reserve reductions during the year ended December 31, 2021, associated with improvements to the macroeconomic environment following the onset of the COVID-19 pandemic.
The provision for commercial credit losses increased $54 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. For the year ended December 31, 2022, the increase in provision for commercial credit losses was primarily driven by higher provisions on specific exposures and reserve increases associated with portfolio growth within our Corporate Finance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by loan portfolio class.

	2022			2021
December 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer automotive	$3,020	3.6%	81.4%	$2,769	3.5%	84.8%
Consumer mortgage
Mortgage Finance	22	0.1	0.6	19	0.1	0.6
Mortgage — Legacy	5	1.8	0.1	8	2.1	0.2
Total consumer mortgage	27	0.1	0.7	27	0.1	0.8
Consumer other
Personal Lending	194	9.8	5.2	102	10.2	3.1
Credit Card	232	14.5	6.3	119	12.4	3.6
Total consumer other	426	11.9	11.5	221	11.3	6.7
Total consumer loans	3,473	3.3	93.6	3,017	3.1	92.3
Commercial
Commercial and industrial
Automotive	14	0.1	0.4	12	0.1	0.4
Other	188	2.1	5.0	198	2.9	6.1
Commercial real estate	36	0.7	1.0	40	0.8	1.2
Total commercial loans	238	0.8	6.4	250	1.0	7.7
Total allowance for loan losses	$3,711	2.7	100.0%	$3,267	2.7	100.0%
Insurance/Underwriting Risk
Underwriting risk represents the risk of loss or of adverse change in the value of insurance liabilities due to inadequate pricing and reserving assumptions. Insurance risk also includes event risk, which is synonymous with pure risk, or hazard risk, and presents no chance of gain, only of loss. The underwriting of our products, or the assumption of insurance risk through reinsurance, includes an assessment of the risk to determine acceptability and categorization for appropriate pricing. The acceptability of a particular risk is based on expected losses, expenses, and other factors specific to the product in question. For example, with respect to VSCs, considerations include the quality of the vehicles produced, the price of replacement parts, repair labor rates, and new model introductions. With respect to our vehicle inventory insurance product, considerations include the dealer’s loss history and loss control practices, as well as the geographic exposure to weather events and natural disasters, among other factors. We also assume risks through reinsurance arrangements, where a managing general agent or third party provides certain functions for an insurance product or program which may include, but is not limited to, premium and claims administration and reporting, binding of policies and other customer servicing functions, or underwriting services in exchange for a commission. Where underwriting and risk acceptance is delegated to third parties, we will consider the appropriateness of the third party’s underwriting guidelines and their ability to evaluate and assess risks within the context of those guidelines and routinely monitor arrangements with such parties.
To support risk mitigation activities, we utilize a system of controls and governance including the use of a risk appetite framework to govern the amount and types of insurance risks we take, including the consideration of concentration risks, volatility of products, and a number of other factors. We also utilize a New Product Committee, Reserving Committee, Underwriting Committee, and Risk Management Committee to monitor, manage, and mitigate insurance risks, including consideration of pricing adequacy and risk of unfavorable loss development.
We mitigate the risk of losses by the active management of claim settlement activities using experienced claims personnel and the evaluation of current period reported claims. Losses for these events may be compared to prior claims experience, expected claims, or loss expenses from similar incidents to assess the reasonableness of incurred losses. For business assumed through reinsurance, we may rely on third parties for claim adjudication or the estimation of unpaid losses and loss adjustment expenses. Reliance on third parties inherently includes certain risks and uncertainties that are unique relative to our direct insurance lines of business, which may include lags in reporting or different assessments of reserve adequacy. In order to mitigate such risks, we regularly review the performance of such business assumed through reinsurance and our carried loss reserves may differ from reserves reported to us from third parties if deemed appropriate.
In some instances, reinsurance is used to reduce the risk associated with volatile business lines, such as catastrophe risk in vehicle inventory insurance. Our vehicle inventory insurance product is covered by aggregate excess-of-loss protection, which provides coverage for

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
the accumulation of weather-related losses that exceed pre-determined retention levels. In addition, loss control techniques such as storm path monitoring to assist dealers in preparing for severe weather help to mitigate loss potential. The level of reinsurance utilized will depend on the assessment of market pricing for such protection, the size and composition of our insured risks and our overall risk appetite. In certain cases, we choose not to obtain reinsurance protection if the cost is perceived to outweigh the benefits of such protection.
In accordance with industry and accounting practices and applicable insurance laws and regulatory requirements, we maintain loss reserves for reported losses, losses incurred but not reported, loss adjustment expenses, and unearned premium reserves for contracts in force. The adequacy of our estimated reserves and changes to the estimated values of reserves are routinely monitored by credentialed actuaries. Our reserves are regularly reviewed by management and subject to various governance and controls; however, since the reserves are estimates based on numerous assumptions, the ultimate liability may differ from the amount estimated.
Market Risk
Our financing, investing, and insurance activities give rise to market risk, or the potential change in the value of our assets (including securities, assets held-for-sale, loans and operating leases) and liabilities (including deposits and debt) due to movements in market variables, such as interest rates, spreads, foreign-exchange rates, equity prices, off-lease vehicle prices, and other equity investments.
The impact of changes in benchmark interest rates on our assets and liabilities (interest rate risk) represents an exposure to market risk and can affect interest rate sensitivities and cash flows when compared to our expectations. We primarily use interest rate derivatives to manage our interest rate risk exposure.
During 2022, the Federal Reserve increased the federal funds target range to 4.25–4.50% to address the elevated inflation levels. FRB officials have signaled that further increases are expected in 2023. As of December 31, 2022, we remain liability sensitive and expect increasing interest rates to have a negative impact to our near-term net interest income.
The fair value of our spread-sensitive assets is also exposed to spread risk. Spread is the amount of additional return over the benchmark interest rates that an investor would demand for taking exposure to primarily credit and liquidity risk of an instrument. Generally, an increase in spreads would result in a decrease in fair value measurement.
We are also exposed to foreign-currency risk primarily from Canadian denominated assets and liabilities. We enter into foreign currency hedges to mitigate foreign exchange risk.
We have exposure to changes in the value of equity securities. We have exposure to equity securities with readily determinable fair values primarily related to our Insurance operations. For such equity securities, we use equity derivatives to manage our exposure to equity price fluctuations.
In addition, we are exposed to changes in the value of other nonmarketable equity investments without readily determinable fair market values, which may cause volatility in our earnings. This includes our investment in BMC Holdco as described in the section above titled Primary Business Lines.
•During 2021, we sold a portion of our investment in BMC Holdco for proceeds of $45 million and realized gains totaling $38 million. In addition, during 2021, BMC Holdco and Aurora announced several agreements relevant to the valuation of our remaining investment in BMC Holdco.
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
•On February 7, 2023, Aurora announced the filing of a definitive proxy statement to hold a special meeting of its shareholders on February 24, 2023, to extend the date by which Aurora must consummate an initial business combination under its articles of association from March 8, 2023, to September 30, 2023, or any earlier date determined by its board. On the same day, Aurora also announced its entry into a second letter agreement with BMC Holdco and the existing investor that, in part and subject to specified conditions, (i) obligates Aurora and BMC Holdco to use reasonable best efforts to obtain shareholder approval of the extension proposal, to extend the Agreement End Date to September 30, 2023, prior to that approval, and to further extend that date to March

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
30, 2024, if necessary to provide sufficient time for the merger to be consummated, (ii) defers the maturity date of the investor’s Notes to September 30, 2023, and (iii) without limiting the investor’s rights under the bridge note purchase agreement, if the merger has not been consummated by the maturity date of the Notes, provides the investor with an option to alternatively exchange its Notes for Class B common stock and Series D equivalent preferred stock of BMC Holdco at specified valuations.
The letter agreement entered into during the third quarter of 2022 was a triggering event to assess our remaining investment in BMC Holdco for impairment. We recognized an impairment charge on this investment of $136 million during the third quarter of 2022. As of December 31, 2022, both the cost basis at acquisition and the carrying value of this investment were $19 million. The carrying value of this investment reflects cumulative upward adjustments of $136 million and cumulative downward adjustments (including impairment) of $136 million since acquisition. Refer to the section titled Risk Factors in Part I, Item 1A for additional information regarding risk associated with the valuation of our nonmarketable equity investments and Note 13 to the Consolidated Financial Statements for additional information.
During the year ended December 31, 2022, we recorded $4.0 billion of net unrealized losses on our available-for-sale securities, primarily due to an increase in market interest rates. These unrealized losses are recorded in other comprehensive income within our Consolidated Statement of Income, and are generally not realized unless we decide to sell the securities prior to their stated maturity date. If held until maturity, we would recapture the par value of the securities and not realize any losses associated with changes in interest rates. During the year ended December 31, 2022, management determined that there were no expected credit losses for securities in an unrealized loss position. Refer to Note 8 and Note 18 to the Consolidated Financial Statements for additional information.
The composition of our balance sheet, including shorter-duration consumer automotive loans and variable-rate commercial loans, along with our primary funding source of retail deposits, partially mitigates market risk. Additionally, we maintain risk-management controls that measure and monitor market risk using a variety of analytical techniques including market value and sensitivity analysis. Refer to Note 21 to the Consolidated Financial Statements for additional information.
LIBOR Transition
We continue to monitor regulatory, legislative, and industry developments surrounding the LIBOR transition and the impact of those developments to us. In March 2021, the United Kingdom Financial Conduct Authority, which regulates LIBOR’s administrator, announced that U.S. dollar LIBOR settings (other than the 1-week and 2-month U.S. dollar LIBOR settings) will cease to be provided or cease to be representative after June 30, 2023. The publication of the 1-week and 2-month U.S. dollar LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. The LIBOR Act, enacted in March 2022, provides a uniform approach for replacing LIBOR as a reference interest rate in tough legacy contracts—that is, contracts that do not include effective fallback provisions—when LIBOR is no longer published or is no longer representative. Under the LIBOR Act, references to the most common tenors of LIBOR in these contracts will be replaced as a matter of law, without the need to be amended by the parties, to instead reference benchmark interest rates based on SOFR that will be identified by the FRB. The FRB issued a final rule effective February 27, 2023, to implement the LIBOR Act. Ally continues to evaluate the effects of the LIBOR Act and the FRB’s final rule on Ally’s LIBOR-linked contracts, which remain uncertain. U.S. banking regulators have stated that safe-and-sound practices include conducting the due diligence necessary to ensure that alternative rate selections are appropriate for the supervised institution’s products, risk profile, risk management capabilities, customer and funding needs, and operational capabilities. This due diligence includes understanding how the chosen reference rate is constructed and being aware of any fragilities associated with that rate and the markets that underlie it.
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
We continue to make progress on our transition efforts, including developing new products and agreements that utilize alternative reference rates, such as Prime and SOFR, and engaging our commercial customers with transitioning their existing financing agreements from LIBOR to alternative rates, as appropriate. During 2022, we accelerated our efforts of transitioning existing bilateral commercial automotive lending arrangements from LIBOR to Prime, continued originating corporate-finance loans using SOFR, and did not enter into new contracts that use U.S. dollar LIBOR as a reference rate, in alignment with the November 2020 guidance and subsequent clarifications from U.S. banking regulators.
Our ongoing LIBOR transition program includes monitoring of our operations and the progress of our broader transition efforts. As part of this, we collect and analyze business-line level data about our LIBOR exposure on a monthly basis. Our exposure to LIBOR-based contracts is significantly concentrated within certain of our finance receivables and loans, primarily related to corporate-finance and commercial automotive loans. We also have a smaller portfolio of adjustable-rate mortgage loans that utilize contracts containing LIBOR-based reference rates. As of December 31, 2022, we had a notional amount of $7.4 billion of loan exposure that references LIBOR, compared to $35.6 billion as of December 31, 2021. These notional amounts included approximately $3.5 billion and $13.2 billion of associated

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
LIBOR-based loans outstanding as of December 31, 2022, and 2021, respectively. We are planning to transition our remaining exposure to alternative rates prior to the cessation of the remaining U.S. dollar LIBOR tenors, which will no longer be published after June 30, 2023.
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

December 31, ($ in millions)	2022		2021
Financial instruments exposed to changes in:
Interest rates
Estimated fair value	(a)		(a)
Effect of 10% adverse change in rates	(a)		(a)
Foreign-currency exchange rates
Estimated fair value	$394		$437
Effect of 10% adverse change in rates	(10)		(11)
Equity prices
Estimated fair value	$819	(b)	$1,408
Effect of 10% decrease in prices	(79)		(126)
(a)Refer to the section below titled Net Financing Revenue Sensitivity Analysis for information on the interest rate sensitivity of our financial instruments.
(b)Primarily includes $681 million and $1.1 billion of equity securities at December 31, 2022, and December 31, 2021, respectively, and $123 million and $260 million of equity securities without a readily determinable fair value at December 31, 2022, and December 31, 2021, respectively. For additional information on equity securities without a readily determinable fair value, refer to Note 13 to the Consolidated Financial Statements.
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
The net financing revenue simulations measure the potential change in our pretax net financing revenue over the following 12 months. We test a number of alternative rate scenarios, including immediate and gradual parallel shocks to the implied market forward curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types. Relative to our baseline forecast, our net financing revenue over the next 12 months is expected to increase by $217 million if interest rates remain unchanged due to expected increases in the federal funds rate, resulting in an inversion of the yield curve.
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various shocks to the implied market forward curve as of December 31, 2022, and December 31, 2021.

	December 31, 2022		December 31, 2021
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$18	$(76)	$2	$(169)
+100 basis points	3	(37)	16	(37)
-100 basis points	(21)	21	n/m	n/m
n/m = not meaningful
(a)Gradual changes in interest rates are recognized over 12 months.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Since December 31, 2021, the implied forward rate curve has increased, flattened, and inverted as market expectations for short-term interest rates have increased more than long-term rates. The impact of this change is reflected in our baseline net financing revenue projections. As of December 31, 2022, we remain liability sensitive to a parallel instantaneous move in interest rates, as the assumed repricing of our assets and pay-fixed swap position is more than offset by assumed repricing of our liabilities.
Our exposure to the downward interest rate shock scenario as of December 31, 2021, is not provided because many interest rates were at or near historical lows, limiting our model’s ability to reprice lower.
Our risk position is influenced by the impact of hedging activity, which primarily consists of interest rate swaps designated as fair value hedges of certain fixed-rate assets and fixed-rate debt instruments, and pay-fixed interest rate swaps designated as cash flow hedges of certain floating-rate debt instruments. We also have the ability to use interest rate floor contracts designated as cash flow hedges on certain floating-rate assets. The size, maturity, and mix of our hedging activities are adjusted as our balance sheet, ALM objectives, and interest rate environment evolve over time. Our hedging strategies, however, are not designed to eliminate all interest-rate risk, and we were adversely affected from rising interest rates in 2022.
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. Our operating lease portfolio, net of accumulated depreciation was $10.4 billion and $10.9 billion as of December 31, 2022, and December 31, 2021, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $8.3 billion and $8.6 billion as of December 31, 2022, and December 31, 2021, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within this MD&A.
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

Year ended December 31,	2022	2021	2020
Off-lease vehicles terminated (in units)	110,634	127,708	106,601
Average gain per vehicle ($ per unit)	$1,533	$2,693	$1,193
Method of vehicle sales
Sale to dealer, lessee, and other	88%	64%	37%
Auction
Internet	9	29	53
Physical	3	7	10
We recognized an average gain per vehicle of $1,533 for the year ended December 31, 2022, compared to an average gain per vehicle of $2,693 and $1,193 in 2021 and 2020, respectively. The number of off-lease vehicles remarketed during the year ended December 31, 2022, decreased 13%, compared to 2021, reflecting the normalization of termination volume to pre-COVID-19 levels. The decrease in remarketing performance was primarily due to a shift in off-lease vehicle disposition channel mix. The remarketing channel mix for dealer and lessee buyouts increased during the year ended December 31, 2022, primarily due to supply constraints increasing dealer demand for off-lease vehicles, as well as increases in new vehicle prices that are causing a shift in consumer preference. The shift in off-lease vehicle disposition may limit our ability to optimize remarketing proceeds, but it is expected to moderate in the near term in connection with declining used vehicle values, which would soften any resulting adverse impacts to remarketing performance.
Operating Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. Our exposure to Stellantis vehicles represented approximately 78% and 81% of our operating lease units as of December 31, 2022, and 2021, respectively.
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

December 31,	2022	2021	2020
Sport utility vehicle	63%	59%	57%
Truck	31	34	34
Car	6	7	9
Business/Strategic Risk
Business/strategic risk is embedded in every facet of our organization and is one of our primary risk types. It is the risk resulting from the pursuit of business activities that turn out to be unsuccessful due to a variety of both controllable and non-controllable factors. We aim to mitigate this risk within our business lines through portfolio diversification, product innovations to meet ever-changing customer expectations, risk assessment on all new products and services prior to launch, monitoring of the execution of our strategic and capital plan, and a focus on efficiency and cost control.
Our strategic plan is reviewed and approved annually by our Board, as are the capital plan and financial business plan. With oversight by our Board, executive management seeks to execute our strategic plan within the risk appetite approved by the RC. The executive management team continuously monitors business performance throughout the year to assess strategic risk and identify early warning signals so that risks can be proactively managed. Executive management regularly reviews actual performance versus the plan, updates our Board via reporting routines, and implements changes as deemed appropriate.
Significant strategic actions, such as capital actions, material acquisitions or divestitures, and recovery and resolution plans are reviewed and approved by our Board as required. At the business level, as we introduce new products and services, we proactively assess the impact on our risk profile and then monitor performance relative to expectations for a period of time commensurate with the risk-based assessment. With oversight by our Board, executive management evaluates changes to the financial forecast and risk, capital, and liquidity positions throughout the year and takes actions to mitigate risks accordingly.
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
We maintain an enterprise-wide Reputation Risk Management program that establishes the requirements for managing reputation risk. We manage reputation risk through established policies and controls in our businesses and risk-management processes to mitigate reputation risks in a timely manner through proactive monitoring and identification of potential reputation risk events. We have established processes

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
and procedures to respond to events that give rise to reputation risk, including educating individuals and organizations that influence public opinion, external communication strategies to mitigate the risk, and informing key stakeholders of potential reputation risks. Primary responsibility for the identification, escalation, and resolution of reputation risk issues resides with our business lines.
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
•Business disruption risk — The risk of significant disruption to our operations resulting from natural disasters, technology outages, or other incidents and crisis events, such as pandemics.
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
Cybersecurity and the continued enhancement of our controls, processes, and systems to protect our technology infrastructure, customer information, and other proprietary information or assets remain a critical and ongoing priority. We recognize that cyber-related risks continue to evolve and have become increasingly sophisticated, and as a result we continuously evaluate the adequacy of our preventive and detective measures.
In order to help mitigate cybersecurity risks, we devote substantial resources to protect us from cyber-related incidents. We regularly assess vulnerabilities and threats to our environment utilizing various resources including independent third-party assessments to evaluate

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
We recognize that an effective compliance program, which includes driving a culture of compliance, plays a key role in managing and overseeing compliance risk and that a proactive compliance environment and program are essential to help meet various legal, regulatory, or other requirements or expectations. To manage compliance risk, we maintain a system of policies, change-management protocols, control frameworks, and other formal governance structures. Our compliance function, which is led by the Chief Compliance Officer who reports to our CEO, provides independent, enterprise-wide oversight of consumer and customer-related compliance-risk exposures and related risk-management practices. The Chief Compliance Officer has the authority and responsibility for the oversight and administration of our consumer and customer-related compliance program, which includes ongoing reporting of compliance-associated risk matters to our Board, the RC, and various management committees established to govern compliance-related risks. The Compliance Risk Management Committee, established by the Chief Compliance Officer, serves to facilitate the management of consumer and customer-related compliance risk, including matters impacting products, geographies, and services. Other compliance-risk exposures are overseen and addressed by designated subject-matter experts across the enterprise—including in Finance, Tax, Accounting, Information Technology, Risk, Human Resources, and Corporate Structure and Facilities—and are escalated through their established governance and oversight routines.
Conduct Risk
Conduct risk is the risk of customer harm, employee harm, reputational damage, regulatory sanction, or financial loss resulting from the behavior of our employees and contractors toward customers, counterparties, other employees and contractors, or the markets in which we operate.
Management is responsible for driving a culture that is consistent with our “LEAD” core values and “Do it Right” philosophy. We maintain an enterprise-wide Conduct Risk Management program that establishes the requirements for managing conduct risk.
Under our governance framework, incentive compensation is subject to review and recoupment so as to appropriately consider and not encourage imprudent risk-taking. All incentive pay, whether paid or unpaid, vested or not vested, is subject to cancellation or recoupment if based on, without limitation, material misstatements, misrepresentations, or fraud, or if the employee recipient failed to identify, raise, or assess issues with respect to financial loss or reputational risk to us or otherwise engaged in or contributed to other conduct adverse to us.
We manage conduct risk through a variety of enterprise programs, policies, and procedures. Associates complete required training at on-boarding, and annually thereafter, to affirm their compliance with our Code of Conduct and Ethics. Training programs and other resources set

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
expectations surrounding appropriate conduct, ethical behavior, and a culture of compliance with applicable laws, regulations, policies, and standards. Officers and employees are expected to take personal responsibility for maintaining the highest standards of honesty, trustworthiness, and ethical behavior; to understand and manage the risks associated with their positions; and to escalate concerns about risk management (including reporting of potential violations of the Code of Conduct and Ethics, our policies, or other laws and regulations). Employee conduct is considered through various human resources and management activities including associate recruiting, on-boarding, performance management, incentive programs and compensation, conflicts of interest, and corrective action. Oversight of conduct risk is performed by the Conduct Risk Officer within Sustainability Risk Management.
Employee engagement surveys provide valuable insight into employee views and opinions about the company’s culture and conduct. The Ethics Hotline (independently managed, available to associates 24 hours a day, 7 days a week) and Open-Door Process provide additional avenues for employees to report concerns or incidents of potential misconduct. Human Resources, Employee Relations, and Enterprise Fraud, Security, and Investigations have established processes and procedures for investigating and addressing cases of potential fraud or employee misconduct.
Climate-Related Risk
We have identified and defined climate-related risk as an emerging risk. Pursuant to our risk-management framework, emerging risks include those that have yet to create a material impact or would only arise during stressful or unlikely circumstances.
Climate-related risk is generally categorized into two major categories: (1) risk related to the transition to a lower-carbon economy (transition risk) and (2) risk related to the physical impacts of climate change. Transition risk considers how changes in policy, technology, and market preference could pose operational, financial, and reputational risk to companies. Physical risk from climate change can be acute or chronic. Acute physical risk refers to risks that are event-driven such as increased severity of extreme weather events, including tornadoes, hurricanes, or floods. Chronic physical risks refer to long-term shifts in climate patterns, such as sustained higher temperatures, that may, for example, cause sea levels to rise. We manage risks related to the physical impacts of climate change through the active engagement of our business continuity program, which is intended to limit disruptions during acute climate-related events. Additionally, we use excess of loss reinsurance to help mitigate risk of weather losses within our P&C business for our vehicle inventory program. We also use loss control techniques such as storm path monitoring to assist dealers in preparing for severe weather help to mitigate loss potential.
As the impacts of climate change become more evident, we have recognized (1) the importance of understanding, preparing for and taking timely preventive action against potentially material climate-change impacts, (2) increasing investor demand for consistent and comparable climate-change risk data, (3) changing federal policy focus as a result of rejoining the Paris Climate Agreement and an increase in regulatory discussion about potential requirements and oversight, and (4) that Ally’s commitment to “Do It Right” extends to the conservation of environmental resources to promote a sustainable future for our customers, employees, stockholders, and the communities in which we live and operate. Specifically, Ally has:
•Defined climate-related risk as an emerging risk within our risk-management framework.
•Appointed a Sustainability Risk Executive reporting to our Chief Risk Officer and established a sustainability office staffed with employees focused on adopting sustainability measures and developing and executing a comprehensive enterprise strategy on climate-related risks and opportunities.
•Included sustainability and climate-related matters in executive level forums and Board education.
•Completed a formal ESG Stakeholder Assessment in 2021 that included customers, investors, community partners, local governments and employees to gain perspective on ESG priorities and their importance to Ally.
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
•Executed Ally’s operational carbon neutrality strategy for 2021 Scope 1 and 2 emissions through a combined purchase of carbon offsets and Green-e Energy Certified renewable energy credits.
•Submitted our annual CDP (formally the Carbon Disclosure Project) climate change questionnaire for 2021.
•Prioritized sustainable facilities by purchasing or leasing LEED certified buildings that accounted for approximately 40% of the total square footage in Ally facilities as of December 31, 2022.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
•Activated the “Green Teams” initiative in the fourth quarter of 2021 to engage Ally employees in support of environmental volunteer opportunities within local communities where Ally operates. Completed over 2,300 volunteer hours during the year ended December 31, 2022.
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
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2025). Refer to Note 15 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of December 31, 2022. In recent years, we have become less reliant on market-based funding, reducing our exposure to disruptions in wholesale funding markets.
Funding Strategy
Liquidity and ongoing profitability are largely dependent on the timely and cost-effective access to retail deposits and funding in various segments of the capital markets. We focus on maintaining diversified funding sources across a broad base of depositors, lenders, and investors to meet liquidity needs throughout different economic cycles, including periods of financial distress. These funding sources include retail and brokered deposits, public and private asset-backed securitizations, unsecured debt, FHLB advances, and repurchase agreements. Our access to diversified funding sources enhances funding flexibility and results in a more cost-effective funding strategy over the long term. We evaluate funding markets on an ongoing basis to achieve an appropriate balance of unsecured and secured funding sources and maturity profiles.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table summarizes our total available liquidity.

December 31, ($ in millions)	2022	2021
Unencumbered highly liquid securities (a)	$22,155	$26,767
Liquid cash and equivalents	5,111	4,426
Total available liquidity	$27,266	$31,193
(a)Includes unencumbered U.S. federal government, U.S. agency, and highly liquid corporate debt securities.
Recent Funding Developments
Key funding highlights from January 1, 2022, to date were as follows:
•During 2022, we accessed the unsecured debt capital markets and raised $1.5 billion through the issuance of senior notes, which provided additional liquidity at Ally Financial Inc. Additionally, we had $1.1 billion of unsecured debt mature during the year ended December 31, 2022.
•Our total deposit base increased $10.7 billion during 2022, to $152.3 billion as of December 31, 2022.
•During the year ended December 31, 2022, the balance of outstanding short-term and long-term FHLB advances grew by $1.9 billion and decreased by $1.0 billion, respectively.
•During 2022, we raised $2.5 billion through the completion of term securitization transactions backed by consumer automotive loans.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	On-balance-sheet funding		% Share of funding
December 31, ($ in millions)	2022	2021	2022	2021
Deposits	$152,297	$141,558	88	89
Debt
Secured financings	10,124	7,619	6	5
Institutional term debt	9,678	9,194	6	6
Retail term notes	359	216	—	—
Total debt (a)	20,161	17,029	12	11
Total on-balance-sheet funding	$172,458	$158,587	100	100
(a)Includes hedge basis adjustments as described in Note 21 to the Consolidated Financial Statements.
Refer to Note 15 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at December 31, 2022.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including online savings accounts, money-market demand accounts, CDs, interest-bearing checking accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which provide us with stable, low-cost funding. We believe retail deposits are less sensitive to interest rate changes, market volatility, or changes in credit ratings when compared to other funding sources. Retail deposits constituted 80% of our total funding sources at December 31, 2022. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Total primary retail deposit customers (in thousands)	2,681	2,597	2,546	2,518	2,476
Deposits ($ in millions)
Retail	$137,684	$133,878	$131,155	$135,978	$134,672
Brokered	12,590	9,617	6,962	4,049	4,669
Other (a)	2,023	2,256	2,284	2,448	2,217
Total deposits	$152,297	$145,751	$140,401	$142,475	$141,558
(a)Other deposits include mortgage escrow and other deposits. Additionally, other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.8 billion as of December 31, 2022, $2.0 billion as of September 30, 2022, $2.1 billion as of both June 30, 2022, and December 31, 2021, and $2.3 billion as of March 31, 2022.
During the year ended December 31, 2022, our total deposit base increased $10.7 billion and we added approximately 205,000 retail deposit customers, ending with approximately 2.7 million retail deposit customers as of December 31, 2022. Total retail deposits increased $3.0 billion during the year ended December 31, 2022, bringing the total retail deposits portfolio to $137.7 billion as of December 31, 2022. The increase during the year ended December 31, 2022, was primarily driven by an increase in retail deposit customers, as well as higher deposit rates. Additionally, brokered deposits increased $7.9 billion during the year ended December 31, 2022. Overall, strong customer acquisition and retention rates, reflecting the strength of the brand, continue to deliver a favorable funding mix.
We continue to advance our digital capabilities and deliver incremental value to our retail deposit customers beyond competitive rates. We have continued to deliver enhancements—such as our smart savings tools—improving our customer’s digital banking experience and providing unique opportunities to organize and build their savings. In May 2021, we eliminated all overdraft fees across our retail deposit products for all customers. In January 2022, we announced Ally CoverDraft service, which provides a no fee overdraft allowance to our qualifying customers on debit transactions subject to a certain amount. In September 2022, we announced early direct deposit, an account feature that allows customers to access qualifying direct deposits up to two days in advance of receipt. These changes are examples of our “Do It Right” commitment for our customers.
We continue to be recognized for the experience and value we provide our customers. In 2021, Ally Bank’s checking account earned national Bank On certification from the CFE Fund. The organization recognized Ally’s existing checking account, which goes above and beyond CFE criteria, for providing lower- and moderate-income consumers with a safe, affordable path to join the financial mainstream and achieve financial stability. In April 2022, Forbes named Ally to its “World’s Best Banks” list, and in June 2022, Kiplinger named Ally Bank to its “Best Internet Banks” list for the sixth consecutive year. In September 2022, The Wall Street Journal named Ally Bank the “Best Overall Online Bank.” In November 2022, MONEY® Magazine named Ally to its “Best Online Bank” list for the fifth consecutive year, as well as the tenth time in the past twelve years. For additional information on our deposit funding by type, refer to Note 14 to the Consolidated Financial Statements.
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
These securitization transactions may meet the criteria to be accounted for as off-balance-sheet securitization transactions if we do not hold a potentially significant economic interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Our securitization transactions may not meet the required criteria to be accounted for as off-balance-sheet securitization

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
transactions; therefore, they are accounted for as secured borrowings. We did not have any off-balance sheet securitization exposures at December 31, 2022. For information regarding our securitization activities, refer to Note 1 and Note 11 to the Consolidated Financial Statements.
During 2022, we raised $2.5 billion through the completion of term securitization transactions backed by consumer automotive loans.
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans and investment securities. As of December 31, 2022, we had pledged $27.0 billion of assets to the FHLB resulting in $18.3 billion in total funding capacity with $7.2 billion of debt outstanding.
At December 31, 2022, $39.3 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
Unsecured Financings
We have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $359 million of retail term notes outstanding at December 31, 2022. The remainder of our unsecured debt is composed of institutional term debt. In 2022, we accessed the unsecured debt capital markets and raised $1.5 billion through the issuance of senior notes. Refer to Note 15 to the Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of December 31, 2022, we had $499 million debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. However, the FRB is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. We had assets pledged and restricted as collateral to the FRB totaling $2.4 billion as of December 31, 2022. We had no debt outstanding with the FRB as of December 31, 2022.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both December 31, 2022, and December 31, 2021, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

Year ended December 31, ($ in millions)	2022	2021	2020
Net financing loss and other interest income (a)	$(1,000)	$(1,070)	$(1,049)
Dividends from bank subsidiaries	3,150	3,450	1,150
Dividends from nonbank subsidiaries	1	27	66
Total other revenue	103	243	367
Total net revenue	2,254	2,650	534
Provision for credit losses	(32)	(106)	(68)
Total noninterest expense	665	650	693
Income (loss) from continuing operations before income tax benefit	1,621	2,106	(91)
Income tax benefit from continuing operations (b)	(253)	(412)	(300)
Net income from continuing operations	1,874	2,518	209
Loss from discontinued operations, net of tax	(1)	(5)	(1)
Net income (c)	$1,873	$2,513	$208
(a)Net financing loss and other interest income is primarily driven by interest expense on long-term debt. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
(b)There is a significant variation in the customary relationship between pretax income (loss) and income tax benefit due to our accounting policy elections and consolidated tax adjustments. The income tax benefit excludes tax effects on dividends from subsidiaries.
(c)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

December 31, ($ in millions)	2022	2021
Total assets (a)	$5,467	$5,737
Total liabilities	$10,996	$11,304
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
Net cash provided by operating activities was $6.2 billion and $4.0 billion for the years ended December 31, 2022, and 2021, respectively. Activity increased year-over-year, as higher net financing revenue and other interest income more than offset higher interest expense. Refer to the Consolidated Results of Operations section of this MD&A for further discussion.
Net cash used in investing activities was $17.3 billion and $11.1 billion for the years ended December 31, 2022, and 2021, respectively. The change was primarily due to an increase of $10.8 billion in net cash outflows related to higher originations of loans held-for-investment, driven by higher financed transaction amounts. This was partially offset by an increase of $3.5 billion in net cash inflows related to available-for-sale securities.
Net cash provided by financing activities for the year ended December 31, 2022, was $11.6 billion, compared to net cash used in financing activities of $3.8 billion for the same period in 2021. The change was primarily attributable to an increase in deposits of $6.2 billion, an increase in net cash inflows related to short-term borrowings of $4.5 billion, and an increase in net cash inflows from the issuance of long-term debt of $4.1 billion. Refer to the above section titled Recent Funding Developments for further information.
Capital Planning and Stress Tests
Under the Tailoring Rules, we are generally subject to supervisory stress testing on a two-year cycle and exempted from mandated company-run capital stress testing requirements. We are also required to submit an annual capital plan to the FRB. Our annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a detailed description of our process for assessing capital adequacy, including a discussion of how we, under expected and stressful conditions, will maintain capital commensurate with our risks and above the minimum regulatory capital ratios, will serve as a source of strength to Ally Bank, and will maintain sufficient capital to continue our operations by maintaining ready access to funding, meeting our obligations to creditors and other counterparties, and continuing to serve as a credit intermediary.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The Tailoring Rules align capital planning, supervisory stress testing, and stress capital buffer requirements for large banking organizations like Ally. As a Category IV firm, Ally is expected to have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which Ally would not generally be subject to the supervisory stress test. Refer to the section titled Basel Capital Framework in Note 20 to the Consolidated Financial Statements for further discussion about our stress capital buffer requirements. During a year in which Ally does not undergo a supervisory stress test, we would receive an updated stress capital buffer requirement only to reflect our updated planned common-stock dividends. Ally did not elect to participate in the 2021 or 2023 supervisory stress test but was subject to the 2022 supervisory stress test.
We submitted our 2021 capital plan on April 5, 2021, which included planned capital distributions to common stockholders through share repurchases and cash dividends and other capital actions over the nine-quarter planning horizon. On January 11, 2021, our Board authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021 subject to restrictions imposed by the FRB. On July 12, 2021, our Board authorized an increase in the maximum amount of this stock-repurchase program, from $1.6 billion to $2.0 billion. During the second quarter of 2021, we issued $1.35 billion of Series B Preferred Stock and $1.0 billion of Series C Preferred Stock, both of which qualify as additional Tier 1 capital under U.S. Basel III. The proceeds from these issuances were used to redeem a portion of the Series 2 TRUPS then outstanding. Refer to Note 17 to the Consolidated Financial Statements for additional details about these instruments and capital actions. In June 2021, we submitted an updated capital plan to the FRB reflecting these capital actions and increases in our stock-repurchase program and common-stock dividend. This updated capital plan was used by the FRB to recalculate Ally’s final stress capital buffer requirement, which was announced in August 2021 and remained unchanged at 3.5%. We submitted our 2022 capital plan to the FRB on April 5, 2022. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2022, which was determined to be 2.5%. The updated 2.5% stress capital buffer requirement was finalized in August 2022 and became effective on October 1, 2022.
On January 10, 2022, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of our common stock from time to time from the first quarter of 2022 through the fourth quarter of 2022 subject to restrictions imposed by the FRB, and an increase in our cash dividend on common stock from $0.25 per share for the fourth quarter of 2021 to $0.30 per share for the first quarter of 2022. During the year ended December 31, 2022, we repurchased $1.65 billion of common stock under our stock-repurchase program. Since the commencement of our initial stock-repurchase program in the third quarter of 2016, we have reduced the number of outstanding shares of our common stock by 38%, from 484 million as of June 30, 2016, to 299 million as of December 31, 2022. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), the taxation of share repurchases, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.

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

December 31, ($ in millions)	2022	2021
Common Equity Tier 1 capital ratio	9.27%	10.34%
Tier 1 capital ratio	10.72%	11.89%
Total capital ratio	12.21%	13.47%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	8.65%	9.67%
Total equity	$12,859	$17,050
CECL phase-in adjustment (b)	887	1,183
Preferred stock (c)	(2,324)	(2,324)
Goodwill and certain other intangibles	(902)	(941)
Deferred tax assets arising from net operating loss and tax credit carryforwards (d)	(4)	(2)
Other adjustments (e)	4,076	177
Common Equity Tier 1 capital	14,592	15,143
Preferred stock (c)	2,324	2,324
Other adjustments	(49)	(64)
Tier 1 capital	16,867	17,403
Qualifying subordinated debt and other instruments qualifying as Tier 2	416	623
Qualifying allowance for loan losses and other adjustments	1,926	1,698
Total capital	$19,209	$19,724
Risk-weighted assets (f)	$157,346	$146,399
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
(c)In connection with our issuances of non-cumulative perpetual preferred stock in the second and third quarters of 2021, we redeemed a portion of the Series 2 TRUPS outstanding. In September 2021, we announced our intent to redeem the remaining shares of the Series 2 TRUPS outstanding without issuing a replacement capital instrument. The redemption was effectuated on October 15, 2021. Refer to Note 15 to the Consolidated Financial Statements for additional details about our issuances of non-cumulative perpetual preferred stock.
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
(d)DBRS upgraded our senior unsecured debt rating to BBB from BBB (Low), upgraded our short-term rating to R-2 (high) from R-3, and affirmed the outlook of Stable on February 18, 2022.
As illustrated by the issuer ratings above, as of December 31, 2022, Ally holds an investment-grade rating from all the respective nationally recognized rating agencies.
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
Insurance Financial Strength Ratings
Substantially all of our Insurance operations have an FSR and an ICR from A.M. Best. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business, as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance have guidelines requiring high FSR ratings. On October 27, 2022, A.M. Best affirmed the FSR for Ally Insurance Group of A- (excellent), affirmed the ICR of a-, and maintained a Stable outlook.
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
Allowance for Loan Losses
We maintain an allowance for loan losses (the allowance) to reflect the net amount expected to be collected from our lending portfolios. The allowance is maintained at a level that management considers to be adequate based upon ongoing quarterly assessments and evaluations using relevant available information. The allowance is measured using statistically estimated models that are designed to correlate customer and collateral quality, as well as certain macroeconomic variables to expected future credit losses. The macroeconomic data used in the models is based on forecasted variables for the next 12 months. Beyond this forecast period, we revert to a historical average for each of the variables on a straight-line basis over 24 months. Our baseline macroeconomic forecast is consistent with the 50th percentile in a distribution of possible economic outcomes.
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
Macroeconomic Sensitivity Analysis
We perform a sensitivity analysis using scenarios derived from widely published macroeconomic forecasts to quantify the sensitivity of our baseline forecast to alternative changes in macroeconomic conditions. These scenarios are based on fixed probabilities of occurrence.
•The unfavorable (or downside) scenario is consistent with the 90th percentile in a distribution of possible economic outcomes and implies that there is a 90% chance that the realized economy will be better than the defined path and a 10% chance that the realized economy will be worse than the defined path.
•The alternative unfavorable (or alternative downside) scenario is consistent with the 96th percentile in a distribution of possible economic outcomes and implies that there is a 96% chance that the realized economy will be better than the defined path and a 4% chance that the realized economy will be worse than the defined path.
As of December 31, 2022, results of this sensitivity analysis indicate that the downside scenario would increase our allowance for loan losses by 8% and the alternative unfavorable scenario would increase our allowance for loan losses by 11%. These results are estimates that are directly tied to the timing, severity, and duration of changes in the independently and instantaneously shocked macroeconomic scenario. Actual loss sensitivities and resulting estimates of consolidated allowance for loan losses may be influenced by numerous other factors including, but not limited to, the actual evaluation of macroeconomic conditions, future government and management actions, and other quantitative and qualitative information and adjustments. Therefore, this sensitivity analysis is hypothetical and is not intended to represent our expectation of changes in our estimate of expected credit losses due to a change in the macroeconomic environment.
Valuation of Automotive Operating Lease Assets and Residuals
We have significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the operating lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. This evaluation is primarily based on a proprietary model, which includes variables such as age of the vehicle, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus rental charges. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. For additional information regarding residual value, refer to Note 1 to the Consolidated Financial Statements.
To account for residual risk, we depreciate automotive operating lease assets to expected realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the expected residual value established at contract inception. Periodically, we review the projected value of the leased vehicle at termination based on current market conditions, and other relevant data points, and adjust depreciation expense as necessary over the remaining term of the lease. Management periodically performs a detailed review of the estimated realizable value of vehicles to assess the appropriateness of the carrying value of operating lease assets. Impairment of operating lease assets is assessed upon the occurrence of a triggering event. Triggering events are systemic, observed events impacting the used vehicle market such as shocks to oil and gas prices that may indicate impairment of the operating lease asset. For additional information regarding operating lease impairment, refer to Note 1 to the Consolidated Financial Statements.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Lessees have the first opportunity to purchase the off-lease vehicle at the end of the lease term for the price stated in the lease agreement. If the lessee declines to purchase the off-lease vehicle, the dealer is offered the opportunity to purchase the vehicle directly from us at a price we define. If both the lessee and the dealer decline their options to purchase, we remarket the off-lease vehicle at auction. At this point, we are exposed to a risk of loss. If the realized values of our leased vehicles were to decline 1% below our estimated realizable values, we would incur $82 million of incremental depreciation expense over the remaining life of our operating lease portfolio. This is based on the improbable event that all vehicles were remarketed at auction due to lessees and dealers foregoing their purchase options.
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
Our provision for income taxes is comprised of current and deferred income taxes. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent results of operations. In projecting future taxable income, we begin with historical results adjusted for changes in accounting policies and incorporate assumptions about the amount of future state, federal, and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss).
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We currently hold deferred tax asset attributes related to net operating tax loss and foreign tax credit carryforwards. We perform regular assessments to determine whether our tax attributes are realizable. As of December 31, 2022, we continue to believe it is more likely than not that the benefit for certain foreign tax credit carryforwards and state net operating loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on these deferred tax assets relating to these carryforwards and it is reasonably possible that the valuation allowance may change in the next 12 months.
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

	2022			2021			2020
Year ended December 31, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate
Assets
Interest-bearing cash and cash equivalents	$3,886	$54	1.38%	$12,855	$15	0.12%	$13,985	$28	0.20%
Investment securities (b)	33,527	804	2.40	35,100	579	1.65	31,539	692	2.20
Loans held-for-sale, net	616	31	5.06	487	18	3.77	399	17	4.33
Finance receivables and loans, net (b) (c)	128,178	8,099	6.32	114,420	6,468	5.65	120,991	6,581	5.44
Investment in operating leases, net (d)	10,656	682	6.41	10,518	980	9.32	9,264	584	6.30
Other earning assets	870	37	4.27	693	21	2.92	977	44	4.43
Total interest-earning assets	177,733	9,707	5.46	174,073	8,081	4.64	177,155	7,946	4.49
Noninterest-bearing cash and cash equivalents	416			514			473
Other assets	10,442			9,098			8,021
Allowance for loan losses	(3,439)			(3,193)			(3,149)
Total assets	$185,152			$180,492			$182,500
Liabilities and equity
Interest-bearing deposit liabilities (b)	$142,987	$1,987	1.39%	$138,947	$1,045	0.75%	$129,092	$1,952	1.51%
Short-term borrowings	4,292	107	2.49	201	1	0.31	3,721	42	1.12
Long-term debt (b)	16,683	763	4.58	17,620	860	4.88	29,058	1,249	4.30
Total interest-bearing liabilities	163,962	2,857	1.74	156,768	1,906	1.22	161,871	3,243	2.00
Noninterest-bearing deposit liabilities	193			157			146
Total funding sources	164,155	2,857	1.74	156,925	1,906	1.22	162,017	3,243	2.00
Other liabilities (e)	6,606	—	n/m	6,855	8	n/m	6,195	—	n/m
Total liabilities	170,761			163,780			168,212
Total equity	14,391			16,712			14,288
Total liabilities and equity	$185,152			$180,492			$182,500
Net financing revenue and other interest income		$6,850			$6,167			$4,703
Net interest spread (f)			3.72%			3.42%			2.49%
Net yield on interest-earning assets (g)			3.85%			3.54%			2.65%
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
(d)Yield includes gains on the sale of off-lease vehicles of $170 million, $344 million, and $127 million, for the years ended December 31, 2022, 2021, and 2020, respectively. Excluding gains on the sale of off-lease vehicles, the annualized yield would be 4.81%, 6.05%, and 4.93%, for the years ended December 31, 2022, 2021, and 2020, respectively.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents an analysis of the changes in net financing revenue and other interest income, volume, and rate.

	2022 vs. 2021 (Decrease) increase due to (a)			2021 vs. 2020 (Decrease) increase due to (a)
Year ended December 31, ($ in millions)	Volume	Yield/rate	Total	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$(10)	$49	$39	$(2)	$(11)	$(13)
Investment securities	(26)	251	225	78	(191)	(113)
Loans held-for-sale, net	5	8	13	4	(3)	1
Finance receivables and loans, net	778	853	1,631	(357)	244	(113)
Investment in operating leases, net	13	(311)	(298)	79	317	396
Other earning assets	5	11	16	(13)	(10)	(23)
Total interest-earning assets			$1,626			$135
Liabilities
Interest-bearing deposit liabilities	$30	$912	$942	$149	$(1,056)	$(907)
Short-term borrowings	20	86	106	(40)	(1)	(41)
Long-term debt	(46)	(51)	(97)	(492)	103	(389)
Total interest-bearing liabilities			951			(1,337)
Other liabilities	n/m	n/m	(8)	n/m	n/m	8
Net financing revenue and other interest income			$683			$1,464
n/m = not meaningful
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Finance Receivables and Loans
The tables below show the maturity of the finance receivables and loans portfolio and the distribution between fixed and floating interest rates based on the stated terms of the loan agreements. This portfolio is reported based on amortized cost.

December 31, 2022 ($ in millions)	Due in one year or less (a)	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total (b)
Consumer automotive (c) (d)	$963	$41,056	$41,787	$40	$83,846
Consumer mortgage
Mortgage Finance	—	9	602	18,834	19,445
Mortgage — Legacy	4	1	167	118	290
Total consumer mortgage	4	10	769	18,952	19,735
Consumer other
Personal Lending (e)	61	773	1,153	3	1,990
Credit Card	1,599	—	—	—	1,599
Total consumer other	1,660	773	1,153	3	3,589
Total consumer	2,627	41,839	43,709	18,995	107,170
Commercial
Commercial and industrial
Automotive	13,307	524	764	—	14,595
Other	471	7,879	795	9	9,154
Commercial real estate	339	2,660	2,380	10	5,389
Total commercial	14,117	11,063	3,939	19	29,138
Total finance receivables and loans	$16,744	$52,902	$47,648	$19,014	$136,308
(a)Includes loans with revolving terms (for example, wholesale floorplan loans, which are included within commercial and industrial, and credit cards).
(b)Loan maturities are based on the remaining maturities under contractual terms.
(c)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $560 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at December 31, 2022. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 21 to the Consolidated Financial Statements for additional information.
(d)Includes RV loans. RV lending was discontinued in 2018.
(e)Includes $3 million of finance receivables for which we have elected the fair value option.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

	Loans due after one year (a)
December 31, 2022 ($ in millions)	Loans at fixed interest rates	Loans at variable interest rates	Total
Consumer automotive (b)	$82,883	$—	$82,883
Consumer mortgage
Mortgage Finance	19,035	410	19,445
Mortgage — Legacy	70	216	286
Total consumer mortgage	19,105	626	19,731
Consumer other
Personal Lending	1,929	—	1,929
Total consumer other	1,929	—	1,929
Total consumer	103,917	626	104,543
Commercial
Commercial and industrial
Automotive	910	378	1,288
Other	63	8,620	8,683
Commercial real estate	3,801	1,249	5,050
Total commercial	4,774	10,247	15,021
Total finance receivables and loans	$108,691	$10,873	$119,564
(a)Loan maturities are based on the remaining maturities under contractual terms.
(b)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $560 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at December 31, 2022. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 21 to the Consolidated Financial Statements for additional information.
Deposit Liabilities
The following table presents the average balances and interest rates paid for our deposit liabilities.

	2022		2021
Year ended December 31, ($ in millions)	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate
Noninterest-bearing deposits	$193	—%	$157	—%
Interest-bearing deposits
Savings, money market, and checking accounts	105,798	1.36	93,651	0.48
Certificates of deposit (b)	37,189	1.47	45,296	1.32
Total deposit liabilities	$143,180	1.39	$139,104	0.75
(a)Average balances are calculated using an average daily balance methodology.
(b)Includes brokered certificates of deposit average balance of $5.5 billion as of both December 31, 2022, and 2021.
The following table presents the amounts of uninsured certificates of deposit, segregated by time remaining until maturity.

December 31, 2022 ($ in millions)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured certificates of deposit	$306	$314	$2,133	$1,477	$4,230
As of December 31, 2022, we had $15.2 billion of deposit liabilities that are estimated to be uninsured. In some instances, deposits in excess of federal insurance limits may be insured based upon the number of account owners, beneficiaries, and accounts held.

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
Based on the assessment performed, management concluded that as of December 31, 2022, Ally’s internal control over financial reporting was effective based on the COSO criteria.
The effectiveness of our internal controls over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ JEFFREY J. BROWN	/S/ BRADLEY J. BROWN
Jeffrey J. Brown	Bradley J. Brown
Chief Executive Officer	Corporate Treasurer and Interim Chief Financial Officer
February 24, 2023	February 24, 2023

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Ally Financial Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Allowance for Loan Losses — Consumer Automotive Portfolio — Refer to Notes 1 and 9 to the financial statements
Critical Audit Matter Description
The allowance for loan losses (“allowance”) is management’s estimate of expected credit losses in the lending portfolio. The consumer automotive portfolio represents 61% of the total finance receivables and loans balance and the amount of the allowance associated with the consumer automotive portfolio is based on its relevant risk characteristics and represents 81% of the total allowance of the Company. The determination of the appropriate level of the allowance for the consumer automotive portfolio inherently involves a high degree of subjectivity and requires significant estimates of current credit risks using both quantitative and qualitative analyses.
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

Report of Independent Registered Public Accounting Firm
•With the assistance of our credit specialists, we evaluated the reasonableness of the (1) model methodology, (2) model accuracy, (3) model assumptions, (4) selection of relevant risk characteristics, (5) interpretation of the results, and (6) use of qualitative adjustments.
•We tested the Company’s model performance evaluation methods and computational accuracy of the model with the assistance of our credit specialists.
•We tested the accuracy and completeness of key risk characteristics input into the model by agreeing to source information.
•We evaluated the Company’s method for determining qualitative adjustments to the model estimate by testing on a sample basis (and, where applicable, recalculating) the (1) key assumptions, (2) input data, and (3) reasonableness of any changes in assumptions compared to prior periods.

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 24, 2023
We have served as the Company’s auditor since at least 1936; however, an earlier year could not be reliably determined.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Ally Financial Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.
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

/S/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Detroit, Michigan
February 24, 2023

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2022	2021	2020
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$8,099	$6,468	$6,581
Interest on loans held-for-sale	31	18	17
Interest and dividends on investment securities and other earning assets	841	600	736
Interest on cash and cash equivalents	54	15	28
Operating leases	1,596	1,550	1,435
Total financing revenue and other interest income	10,621	8,651	8,797
Interest expense
Interest on deposits	1,987	1,045	1,952
Interest on short-term borrowings	107	1	42
Interest on long-term debt	763	860	1,249
Interest on other	—	8	—
Total interest expense	2,857	1,914	3,243
Net depreciation expense on operating lease assets	914	570	851
Net financing revenue and other interest income	6,850	6,167	4,703
Other revenue
Insurance premiums and service revenue earned	1,151	1,117	1,103
Gain on mortgage and automotive loans, net	52	87	110
Loss on extinguishment of debt	—	(136)	(102)
Other (loss) gain on investments, net	(120)	285	307
Other income, net of losses	495	686	565
Total other revenue	1,578	2,039	1,983
Total net revenue	8,428	8,206	6,686
Provision for credit losses	1,399	241	1,439
Noninterest expense
Compensation and benefits expense	1,900	1,643	1,376
Insurance losses and loss adjustment expenses	280	261	363
Goodwill impairment	—	—	50
Other operating expenses	2,507	2,206	2,044
Total noninterest expense	4,687	4,110	3,833
Income from continuing operations before income tax expense	2,342	3,855	1,414
Income tax expense from continuing operations	627	790	328
Net income from continuing operations	1,715	3,065	1,086
Loss from discontinued operations, net of tax	(1)	(5)	(1)
Net income	$1,714	$3,060	$1,085
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions, except per share data; shares in thousands) (a)	2022	2021	2020
Net income from continuing operations attributable to common stockholders	$1,605	$3,008	$1,086
Loss from discontinued operations, net of tax	(1)	(5)	(1)
Net income attributable to common stockholders	$1,604	$3,003	$1,085
Basic weighted-average common shares outstanding (b)	316,690	362,583	375,629
Diluted weighted-average common shares outstanding (b) (c)	318,629	365,180	377,101
Basic earnings per common share
Net income from continuing operations	$5.07	$8.30	$2.89
Loss from discontinued operations, net of tax	—	(0.01)	—
Net income	$5.06	$8.28	$2.89
Diluted earnings per common share
Net income from continuing operations	$5.04	$8.24	$2.88
Loss from discontinued operations, net of tax	—	(0.01)	—
Net income	$5.03	$8.22	$2.88
Cash dividends declared per common share	$1.20	$0.88	$0.76
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.
(c)During the year ended December 31, 2020, there were 0.8 million in shares underlying share-based awards excluded because their inclusion would have been antidilutive. There were no antidilutive shares during the years ended December 31, 2022, and 2021.
Refer to Note 19 for additional earnings per share information. The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Comprehensive (Loss) Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2022	2021	2020
Net income	$1,714	$3,060	$1,085
Other comprehensive (loss) income, net of tax
Investment securities
Net unrealized (losses) gains arising during the period	(3,982)	(656)	564
Less: Net realized gains reclassified to net income	18	79	132
Net change	(4,000)	(735)	432
Translation adjustments
Net unrealized (losses) gains arising during the period	(8)	—	3
Net investment hedges
Net unrealized gains (losses) arising during the period	7	—	(3)
Translation adjustments and net investment hedges, net change	(1)	—	—
Cash flow hedges
Net unrealized (losses) gains arising during the period	(2)	—	129
Less: Net realized gains reclassified to net income	15	47	49
Net change	(17)	(47)	80
Defined benefit pension plans
Net unrealized gains (losses) arising during the period	2	(8)	(4)
Less: Net realized losses reclassified to net income	(115)	(1)	—
Net change	117	(7)	(4)
Other comprehensive (loss) income, net of tax	(3,901)	(789)	508
Comprehensive (loss) income	$(2,187)	$2,271	$1,593
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
Ally Financial Inc. • Form 10-K

December 31, ($ in millions, except share data)	2022	2021
Assets
Cash and cash equivalents
Noninterest-bearing	$542	$502
Interest-bearing	5,029	4,560
Total cash and cash equivalents	5,571	5,062
Equity securities	681	1,102
Available-for-sale securities (amortized cost of $34,863 and $33,650) (a)	29,541	33,587
Held-to-maturity securities (fair value of $884 and $1,204)	1,062	1,170
Loans held-for-sale, net	654	549
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	135,748	122,268
Allowance for loan losses	(3,711)	(3,267)
Total finance receivables and loans, net	132,037	119,001
Investment in operating leases, net	10,444	10,862
Premiums receivable and other insurance assets	2,698	2,724
Other assets	9,138	8,057
Total assets	$191,826	$182,114
Liabilities
Deposit liabilities
Noninterest-bearing	$185	$150
Interest-bearing	152,112	141,408
Total deposit liabilities	152,297	141,558
Short-term borrowings	2,399	—
Long-term debt	17,762	17,029
Interest payable	408	210
Unearned insurance premiums and service revenue	3,453	3,514
Accrued expenses and other liabilities	2,648	2,753
Total liabilities	178,967	165,064
Commitments and contingencies (refer to Note 28 and Note 29)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 507,682,838 and 504,521,535; and outstanding 299,324,357 and 337,940,636)	21,816	21,671
Preferred stock	2,324	2,324
Accumulated deficit	(384)	(1,599)
Accumulated other comprehensive loss	(4,059)	(158)
Treasury stock, at cost (208,358,481 and 166,580,899 shares)	(6,838)	(5,188)
Total equity	12,859	17,050
Total liabilities and equity	$191,826	$182,114
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

December 31, ($ in millions)	2022	2021
Assets
Finance receivables and loans, net
Consumer automotive	$9,547	$6,871
Consumer other (a)	—	353
Allowance for loan losses	(336)	(278)
Total finance receivables and loans, net	9,211	6,946
Other assets	645	563
Total assets	$9,856	$7,509
Liabilities
Long-term debt	$2,436	$1,337
Accrued expenses and other liabilities	5	2
Total liabilities	$2,441	$1,339
(a)Comprised of credit card finance receivables and loans, net.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
Ally Financial Inc. • Form 10-K

($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total equity
Balance at December 31, 2019	$21,438	$—	$(4,057)	$123	$(3,088)	$14,416
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2016-13			(1,017)			(1,017)
Balance at January 1, 2020	21,438	—	(5,074)	123	(3,088)	13,399
Net income			1,085			1,085
Share-based compensation	106					106
Other comprehensive income				508		508
Common stock repurchases					(106)	(106)
Common stock dividends ($0.76 per share)			(289)			(289)
Balance at December 31, 2020	$21,544	$—	$(4,278)	$631	$(3,194)	$14,703
Net income			3,060			3,060
Net proceeds from issuance of Series B preferred stock		1,335				1,335
Net proceeds from issuance of Series C preferred stock		989				989
Preferred stock dividends — Series B			(36)			(36)
Preferred stock dividends — Series C			(21)			(21)
Share-based compensation	127					127
Other comprehensive loss				(789)		(789)
Common stock repurchases					(1,994)	(1,994)
Common stock dividends ($0.88 per share)			(324)			(324)
Balance at December 31, 2021	$21,671	$2,324	$(1,599)	$(158)	$(5,188)	$17,050
Net income			1,714			1,714
Preferred stock dividends — Series B			(63)			(63)
Preferred stock dividends — Series C			(47)			(47)
Share-based compensation	145					145
Other comprehensive loss				(3,901)		(3,901)
Common stock repurchases					(1,650)	(1,650)
Common stock dividends ($1.20 per share)			(389)			(389)
Balance at December 31, 2022	$21,816	$2,324	$(384)	$(4,059)	$(6,838)	$12,859
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2022	2021	2020
Operating activities
Net income	$1,714	$3,060	$1,085
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,327	1,261	1,550
Goodwill impairment	—	—	50
Provision for credit losses	1,399	241	1,439
Gain on mortgage and automotive loans, net	(52)	(87)	(110)
Other loss (gain) on investments, net	120	(285)	(307)
Loss on extinguishment of debt	—	136	102
Originations and purchases of loans held-for-sale	(3,907)	(4,255)	(3,199)
Proceeds from sales and repayments of loans held-for-sale	3,774	4,107	3,161
Net change in
Deferred income taxes	553	120	242
Interest payable	198	(204)	(229)
Other assets	957	(302)	15
Other liabilities	(103)	356	33
Other, net	267	(106)	(93)
Net cash provided by operating activities	6,247	4,042	3,739
Investing activities
Purchases of equity securities	(539)	(1,346)	(1,219)
Proceeds from sales of equity securities	846	1,508	1,087
Purchases of available-for-sale securities	(6,723)	(21,557)	(17,377)
Proceeds from sales of available-for-sale securities	820	5,745	6,563
Proceeds from repayments of available-for-sale securities	4,276	10,724	11,903
Purchases of held-to-maturity securities	(47)	(292)	(154)
Proceeds from repayments of held-to-maturity securities	154	372	457
Purchases of finance receivables and loans held-for-investment	(7,165)	(6,756)	(7,020)
Proceeds from sales of finance receivables and loans initially held-for-investment	55	376	506
Originations and repayments of finance receivables and loans held-for-investment and other, net	(7,927)	2,896	15,353
Purchases of operating lease assets	(3,532)	(5,120)	(4,320)
Disposals of operating lease assets	3,023	3,438	2,681
Acquisitions, net of cash acquired	—	(699)	—
Net change in nonmarketable equity investments	27	56	417
Other, net	(531)	(443)	(450)
Net cash (used in) provided by investing activities	(17,263)	(11,098)	8,427

Statement continues on the next page.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2022	2021	2020
Financing activities
Net change in short-term borrowings	2,399	(2,136)	(3,395)
Net increase in deposits	10,703	4,511	16,262
Proceeds from issuance of long-term debt	7,125	2,997	3,660
Repayments of long-term debt	(6,464)	(6,068)	(16,107)
Purchases of land and buildings in satisfaction of finance lease liabilities	(44)	(391)	—
Repurchases of common stock	(1,650)	(1,994)	(106)
Preferred stock issuance	—	2,324	—
Trust preferred securities redemption	—	(2,710)	—
Common stock dividends paid	(384)	(324)	(289)
Preferred stock dividends paid	(110)	(57)	—
Net cash provided by (used in) financing activities	11,575	(3,848)	25
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	(7)	—	3
Net increase (decrease) in cash and cash equivalents and restricted cash	552	(10,904)	12,194
Cash and cash equivalents and restricted cash at beginning of year	5,670	16,574	4,380
Cash and cash equivalents and restricted cash at December 31,	$6,222	$5,670	$16,574
Supplemental disclosures
Cash paid (received) for
Interest	$2,583	$2,033	$3,366
Income taxes	(425)	1,292	53
Noncash items
Loans held-for-sale transferred to finance receivables and loans held-for-investment	120	136	75
Additions of property and equipment	—	46	—
Finance receivables and loans held-for-investment transferred to loans held-for-sale	23	414	495
Transfer of equity-method investments to equity securities	40	—	—
Transfer of nonmarketable equity investments to equity securities	1	—	—
In-kind distribution from equity-method investee	—	1	226
Equity consideration received in exchange for restructured loans	—	—	5
Decrease in held-to-maturity securities due to the consolidation of a VIE	—	—	10
Increase in held-for-investment loans and other, net, due to the consolidation of a VIE	—	—	224
Increase in collateralized borrowings, net, due to the consolidation of a VIE	—	—	214
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheet to the Consolidated Statement of Cash Flows.

December 31, ($ in millions)	2022	2021
Cash and cash equivalents on the Consolidated Balance Sheet	$5,571	$5,062
Restricted cash included in other assets on the Consolidated Balance Sheet (a)	651	608
Total cash and cash equivalents and restricted cash in the Consolidated Statement of Cash Flows	$6,222	$5,670
(a)Restricted cash balances relate primarily to our securitization arrangements. Refer to Note 13 for additional details describing the nature of restricted cash balances.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

1.    Description of Business, Basis of Presentation, and Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a financial-services company with the nation’s largest all-digital bank and an industry-leading automotive financing and insurance business, driven by a mission to “Do It Right” and be a relentless ally for customers and communities. The Company serves customers through a full range of online banking services (including deposits, mortgage lending, point-of-sale personal lending and credit-card products) and securities brokerage and investment advisory services. The Company also includes a corporate finance business that offers capital for equity sponsors and middle-market companies. Ally is a Delaware corporation and is registered as a BHC under the BHC Act, and an FHC under the GLB Act.
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
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure, including those of contingent assets and liabilities at the date of the financial statements. It also includes estimates related to the income and expenses during the reporting period and the related disclosures. In developing the estimates and assumptions, management uses all available evidence; however, actual results could differ because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes. Our most significant estimates pertain to the allowance for loan losses, the valuations of automotive operating lease assets and residuals, the fair value of financial instruments, and the determination of the provision for income taxes.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash on deposit at other financial institutions, cash items in process of collection, and certain highly liquid investments with original maturities of three months or less from the date of purchase. The book value of cash equivalents approximates fair value because of the short maturities of these instruments and the insignificant risk they present to changes in value with respect to changes in interest rates. We may hold securities with original maturities of three months or less from the date of purchase that are held as part of a longer-term investment strategy and classify them as investment securities. Cash and cash equivalents with legal restrictions limiting our ability to withdraw and use the funds are considered restricted cash and restricted cash equivalents and are presented as other assets on our Consolidated Balance Sheet.
Investments
Our investment portfolio includes various debt and equity securities. Debt securities are classified based on management’s intent to sell or hold the security. We classify debt securities as held-to-maturity only when we have both the intent and ability to hold the securities to maturity. We classify debt securities as trading when the securities are acquired for the purpose of selling or holding them for a short period of time. Debt securities not classified as either held-to-maturity or trading are classified as available-for-sale. We do not hold any debt securities classified as trading.
Our available-for-sale securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income, while our held-to-maturity securities are carried at amortized cost.
We establish an allowance for credit losses for lifetime expected credit losses on our held-to-maturity securities, as necessary. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity securities is excluded from the estimate of credit losses. Our held-to-maturity securities portfolio is mostly composed of residential mortgage-backed debt securities that are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major ratings agencies, and have a long history of zero credit losses and therefore generally do not require an allowance for credit losses.
We regularly assess our available-for-sale securities for impairment. When the amortized cost basis of an available-for-sale security exceeds its fair value, the security is impaired. If we determine that we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis, any previously recorded allowance for credit losses is written off and the security’s amortized cost basis is written down to fair value at the reporting date, with any incremental impairment recorded through earnings.
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
The present value of expected future cash flows are compared to the security’s amortized cost basis to measure the credit loss component of the impairment after determining a credit loss has occurred. If the present value of expected cash flows is less than the amortized cost basis, we record an allowance for credit losses for that difference. The amount of credit loss is limited to the difference between the security’s amortized cost basis and its fair value. Any remaining impairment that is considered a noncredit loss is recorded in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for, or reversal of, provision for credit losses.
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
Our investments in equity securities include securities that are recognized at fair value and equity securities that are recognized using other measurement principles.
Equity securities that have a readily determinable fair value are recorded at fair value with changes in fair value recorded in earnings and reported in other gain on investments, net in our Consolidated Statement of Income. These investments are included in equity securities on our Consolidated Balance Sheet. In some instances, we may account for equity securities using the net asset value practical expedient to estimate fair value. Refer to Note 24 for further information on equity securities that are held at fair value.
Our equity securities recognized using other measurement principles include investments in FHLB and FRB stock held to meet regulatory requirements, equity investments related to LIHTCs and the CRA, which do not have a readily determinable fair value, and other equity investments that do not have a readily determinable fair value. Our LIHTC investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments. Our obligations related to unfunded commitments for our

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
LIHTC investments are included in other liabilities. The majority of our other CRA investments are accounted for using the equity method of accounting. Our investments in LIHTCs and other CRA investments are included in investments in qualified affordable housing projects and equity-method investments, respectively, within other assets on our Consolidated Balance Sheet. Our investments in FHLB and FRB stock are carried at cost, less impairment, if any. Our remaining investments in equity securities are recorded at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under U.S. GAAP. These investments, along with our investments in FHLB and FRB stock, are included in nonmarketable equity investments in other assets on our Consolidated Balance Sheet. Investments recorded under the measurement alternative are also reviewed at each reporting period to determine if any adjustments are required for observable price changes in identical or similar securities of the same issuer. As conditions warrant, we review these investments, as well as investments in FHLB and FRB stock, for impairment and adjust the carrying value of the investment if it is deemed to be impaired. Adjustments related to observable price changes or impairment on securities using the measurement alternative and FHLB and FRB stock are recorded in earnings and reported in other income, net of losses in our Consolidated Statement of Income.
Realized gains and losses on the sale of debt securities and equity securities with a readily determinable fair value are determined using the specific identification method and are reported in other (loss) gain on investments, net in our Consolidated Statement of Income.
Finance Receivables and Loans
We initially classify finance receivables and loans as either loans held-for-sale or loans held-for-investment based on management’s assessment of our intent and ability to hold the loans for the foreseeable future or until maturity. Management’s view of the foreseeable future is based on the longest reliable forecasted period, including events known when performing periodic evaluations. Management’s intent and ability with respect to certain loans may change from time to time depending on a number of factors, for example, economic, liquidity, and capital conditions. In order to reclassify loans to held-for-sale, management must have the intent to sell the loans and must reasonably identify the specific loans to be sold.
Loans classified as held-for-sale are presented as loans held-for-sale, net on our Consolidated Balance Sheet and are carried at the lower of their net carrying value or fair value, unless the fair value option was elected, in which case those loans are carried at fair value. For loans originated as held-for-sale for which we have not elected the fair value option, loan origination fees and costs are included in the initial carrying value. For held-for-sale loans for which we have elected the fair value option, loan origination fees and costs are recognized in earnings when earned or incurred. We have elected the fair value option for conforming mortgage direct-to-consumer originations for which we have a commitment to sell. The interest rate lock commitment that we enter into for a mortgage loan originated as held-for-sale and certain forward commitments are considered derivatives, which are carried at fair value on our Consolidated Balance Sheet. We have elected the fair value option to measure our nonderivative forward commitments. Changes in the fair value of our interest rate lock commitments, derivative forward commitments, and nonderivative forward commitments related to mortgage loans originated as held-for-sale, as well as changes in the carrying value of loans classified as held-for-sale, are reported through gain on mortgage and automotive loans, net in our Consolidated Statement of Income. Interest income on our loans classified as held-for-sale is recognized based upon the contractual rate of interest on the loan and the unpaid principal balance. We report accrued interest receivable on our loans classified as held-for-sale in other assets on our Consolidated Balance Sheet.
We have also elected the fair value option for certain loans within our consumer other portfolio segment. Changes in fair value related to these loans are reported through other income, net of losses in our Consolidated Statement of Income.
Loans classified as held-for-investment are presented as finance receivables and loans, net on our Consolidated Balance Sheet. Finance receivables and loans are reported at their amortized cost basis, which includes the principal amount outstanding, net of unamortized deferred fees and costs on originated loans, unamortized premiums and discounts on purchased loans, unamortized basis adjustments arising from the designation of finance receivables and loans as the hedged item in qualifying fair value hedge relationships, and cumulative principal net charge-offs. We refer to the amortized cost basis less the allowance for loan losses as the net carrying value in finance receivables and loans. Unearned rate support received from an automotive manufacturer on certain automotive loans, deferred origination fees and costs, and premiums and discounts on purchased loans, are amortized over the contractual life of the related finance receivable or loan using the effective interest method. We make various incentive payments for consumer automotive loan originations to automotive dealers and account for these payments as direct loan origination costs. Additionally, we make incentive payments to certain commercial automobile wholesale borrowers and account for these payments as a reduction to interest income in the period they are earned. Interest income on our finance receivables and loans is recognized based on the contractual rate of interest plus the amortization of deferred amounts using the effective interest method, except for origination fees and costs on our credit card loans, which amortize straight line over a twelve-month period. In addition, annual fees on credit cards are amortized into other income, net of losses over a twelve-month period. We report accrued interest receivable on our finance receivables and loans in other assets on our Consolidated Balance Sheet, except for billed interest on our credit card loans, which is included in finance receivables and loans, net. Loan commitment fees are generally deferred and amortized over the commitment period. For information on finance receivables and loans, refer to Note 9.
We have elected to exclude accrued interest receivable from the measurement of our allowance for loan losses for each class of financing receivables, except for billed interest on our credit card loans which is included within finance receivables and loans, net. We have also elected to write-off accrued interest receivable by reversing interest income when loans are placed on nonaccrual status for each class of finance receivable. This includes the reversal of the billed interest on credit card loans that occurs at the time of charge-off, which is initially included in the measurement of our allowance for loan losses.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Our portfolio segments are based on the level at which we develop and document our methodology for determining the allowance for loan losses. Additionally, the classes of finance receivables are based on several factors, including the method for monitoring and assessing credit risk, the method of measuring carrying value, and the risk characteristics of the finance receivable. Based on an evaluation of our process for developing the allowance for loan losses, including the nature and extent of exposure to credit risk arising from finance receivables, we have determined our portfolio segments to be consumer automotive, consumer mortgage, consumer other, and commercial.
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
▪Other — Consists primarily of senior secured leveraged asset-based and cash flow loans related to our corporate-finance business.
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
For consumer loans of all classes, various qualitative factors are utilized for assessing the financial difficulty of the borrower. These factors include, but are not limited to, the borrower’s default status on any of its debts, bankruptcy, and recent changes in financial circumstances (for instance, loss of employment). A concession has been granted when, as a result of the modification, we do not expect to collect all amounts due under the original loan terms, including interest accrued at the original contract rate. Types of modifications that may be considered concessions include, but are not limited to, extensions of terms at a rate that does not constitute a market rate, a reduction,

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
deferral or forgiveness of principal or interest owed, and loans that have been discharged in bankruptcy proceedings and have not been reaffirmed by the borrower.
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
For all loans, TDR classification typically results from our loss mitigation activities. For loans held-for-investment that are not carried at fair value and are TDRs, impairment is typically measured based on the difference between the amortized cost basis of the loan and the present value of the expected future cash flows of the loan. The present value is calculated using the loan’s original effective interest rate, as opposed to the interest rate specified within the restructuring. The loan may also be measured for impairment based on the fair value of the underlying collateral less costs to sell for loans that are collateral dependent. We recognize impairment by either establishing a valuation allowance or recording a charge-off.
The financial impacts of modifications that meet the definition of a TDR are reported in the period in which they are identified as TDRs. Additionally, if a loan that is classified as a TDR redefaults within 12 months of the modification, we are required to disclose the instances of redefault. For the purpose of this disclosure, we have determined that a loan is considered to have redefaulted when the loan meets the requirements for evaluation under our charge-off policy except for commercial loans where redefault is defined as 90 days past due. Nonaccrual loans may return to accrual status as discussed in the preceding nonaccrual loans section, at which time, the normal accrual of interest income resumes.
Net Charge-offs
We disclose the measurement of net charge-offs as the amount of gross charge-offs recognized less recoveries received. Gross charge-offs reflect the amount of the amortized cost basis directly written-off. Generally, we recognize recoveries when they are received and record them as an increase to the allowance for loan losses.
As a general rule, consumer automotive loans are fully charged off once a loan becomes 120 days past due. In instances where upon becoming 120 days past due repossession is assured and in process, consumer automotive loans are written down to estimated collateral value, less costs to sell. In our consumer mortgage portfolio segment, first-lien mortgages and a subset of our home equity portfolio that are secured by real estate in a first-lien position are written down to the estimated fair value of the collateral, less costs to sell, once a mortgage loan becomes 180 days past due. Consumer mortgage loans that represent second-lien positions are charged off at 180 days past due. In our consumer other segment, loans within our personal lending class of receivables are charged off at 120 days past due and loans in our credit card class of receivables are charged off at 180 days past due. Within 60 days of receipt of notification of filing from the bankruptcy court, or within the time frames noted above, consumer automotive and first-lien consumer mortgage loans in bankruptcy are written down to their expected future cash flows, which is generally fair value of the collateral, less costs to sell, and second-lien consumer mortgage loans and other consumer loans are fully charged-off, unless it can be clearly demonstrated that repayment is likely to occur. Regardless of other timelines noted within this policy, loans are considered collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to only be through sale or operation of the collateral. Collateral dependent loans are charged-off to the estimated fair value of the underlying collateral, less costs to sell when foreclosure or repossession proceedings begin.
Commercial loans are individually evaluated and are written down to the estimated fair value of the collateral less costs to sell when collectability of the recorded balance is in doubt. Generally, all commercial loans are charged-off when it becomes unlikely that the borrower is willing or able to repay the remaining balance of the loan and any underlying collateral is not sufficient to recover the outstanding principal. Collateral dependent loans are charged-off to the fair market value of collateral less costs to sell when appropriate. Non-collateral dependent loans are fully charged-off.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Allowance for Loan Losses
The allowance for loan losses (the allowance) is deducted from, or added to, the loan’s amortized cost basis to present the net amount expected to be collected from our lending portfolios. We estimate the allowance using relevant available information, which includes both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Additions and reductions to the allowance are charged to current period earnings through the provision for credit losses and amounts determined to be uncollectible are charged directly against the allowance, net of amounts recovered on previously charged-off accounts. Expected recoveries do not exceed the total of amounts previously charged-off and amounts expected to be charged-off.
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
For the purpose of calculating portfolio-level reserves, we have grouped our loans into four portfolio segments: consumer automotive, consumer mortgage, consumer other, and commercial. The allowance is measured on a collective basis using statistical models when loans have similar risk characteristics. These statistical models are designed to correlate certain macroeconomic variables to expected future credit losses. The macroeconomic data used in the models are based on forecasted factors for the next 12-months. These forecasted variables are derived from both internal and external sources. Beyond this forecasted period, we revert each variable to a historical average. This reversion to the mean is performed on a straight-line basis over 24 months. The historical average is calculated using historical data beginning in January 2008 through the current period.
Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation.
The allowance calculation is supplemented with qualitative overlays that take into consideration current portfolio and asset-level factors, such as the impacts of changes in underwriting standards, collections and account management effectiveness, geographic concentrations, and economic events that have occurred but are not yet reflected in the quantitative model component. Qualitative adjustments are documented, reviewed, and approved through our established risk governance processes and follow regulatory guidance.
Management also considers the need for a reserve on unfunded nonderivative loan commitments across our portfolio segments, including lines of credit and standby letters of credit. We estimate expected credit losses over the contractual period in which we are exposed to credit risk, unless we have the option to unconditionally cancel the obligation. Expected credit losses on the commitments include consideration of the likelihood that funding will occur under the commitment and an estimate of expected credit losses on amounts expected to be funded over the estimated life. The reserve for unfunded loan commitments is recorded within other liabilities on our Consolidated Balance Sheet. Provision for credit losses related to our reserve for unfunded commitments is recorded within provision for credit losses on our Consolidated Statement of Income. Refer to Note 28 for information on our unfunded loan commitments.
Consumer Automotive
The allowance within the consumer automotive portfolio segment is calculated using proprietary statistical models and other risk indicators applied to pools of loans with similar risk characteristics, including credit bureau score and LTV ratios.
The model generates projections of default rates, prepayment rates, loss severity rates, and recovery rates using macroeconomic and historical loan data. These projections are used to develop transition scenarios to predict the portfolio’s migration from the current or past-due status to various future states over the life of the loan. While the macroeconomic data that is used to calculate expected credit losses includes light vehicle sales and state-level real personal income, state-level unemployment rates are the most impactful macroeconomic factors in calculating expected lifetime credit losses. The loss severity within the consumer automotive portfolio segment is impacted by the market values of vehicles that are repossessed. Vehicle market values are affected by numerous factors including vehicle supply, the condition of the vehicle upon repossession, the overall price and volatility of fuel, consumer preference related to specific vehicle segments, and other factors. The model output is aggregated to calculate expected lifetime gross credit losses, net of expected recoveries.
Consumer Mortgage
The allowance within the consumer mortgage portfolio segment is calculated by using statistical models based on pools of loans with similar risk characteristics, including credit score, LTV, loan age, documentation type, product type, and loan purpose.
Expected losses are statistically derived based on a suite of behavioral based transition models. This transition framework predicts various stages of delinquency, default, and voluntary prepayment over the course of the life of the loan. The transition probability is a function of certain loan and borrower characteristics, including factors, such as loan balance and term, the borrower’s credit score, LTV ratios, and economic variables, as well as consideration of historical factors such as loss frequency and severity. When a default event is predicted, a severity model is applied to estimate future loan losses. Loss severity within the consumer mortgage portfolio segment is impacted by the market values of foreclosed properties, which is affected by numerous factors, including geographic considerations and the condition of the foreclosed property. Macroeconomic data that is used to calculate expected credit losses includes certain interest rates and home price indices. The model output is aggregated to calculate expected lifetime credit losses.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Consumer Other
The allowance within the personal lending receivables class is calculated by using a vintage analysis that analyzes historical performance for groups of loans with similar risk characteristics, including vintage level historical balance paydown rates and delinquency and roll rate behaviors by risk tier and product type, to arrive at an estimate of expected lifetime credit losses. The risk tier segmentation is based upon borrower risk characteristics, including credit score and past performance history, as well as certain loan specific characteristics, such as loan type and origination year.
The allowance within our credit card receivables class is calculated by using a statistical model that considers loan-specific and economy-wide factors to project default events, positive closure, EAD, and LGD events across all active loans in the portfolio. Macroeconomic data that is used to calculate expected credit losses include state and national-level unemployment rate, revolving consumer credit, and retail sales. Estimated expected lifetime credit losses are the summation of the simulated losses and recoveries for all credit card loans in the portfolio.
Commercial Loans
The allowance within the commercial loan portfolio segment is calculated using an expected loss framework that uses historical loss experience, concentrations, macroeconomic factors, and performance trends. The determination of the allowance is influenced by numerous assumptions and factors that may materially affect estimates of loss, including changes to the PD, LGD, and EAD. PD factors are determined based on our historical performance data, which considers ongoing reviews of the financial performance of borrowers within our portfolio, including cash flow, debt-service coverage ratio, and an assessment of borrowers’ industry and future prospects. The determination of PD also incorporates historical loss experience and, when necessary, macroeconomic information obtained from external sources. LGD factors consider the type of collateral, relative LTV ratios, and historical loss information. In addition, LGD factors may be influenced by macroeconomic information and situations in which automotive manufacturers repurchase vehicles used as collateral to secure the loans in default situations. EAD factors are derived from outstanding balance levels, including estimated prepayment assumptions based on historical experience.
Refer to Note 9 for information on the allowance for loan losses.
Variable Interest Entities and Securitizations
A legal entity is considered a VIE if, by design, has any of the following characteristics: the equity at risk is insufficient for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the ability to directly or indirectly make decisions about the entity’s activities that most significantly impact economic performance through voting or similar rights, do not have the obligation to absorb the expected losses, do not have the right to receive expected residual returns of the entity, or do not have voting rights that are proportionate to their interests and substantially all the activities are conducted on behalf of an investor with a disproportionately small voting interest.
For all VIEs in which we are involved, we assess whether we are the primary beneficiary of the VIE on an ongoing basis. In circumstances where we have both the power to direct the activities that most significantly impact the VIEs’ performance and the obligation to absorb losses or the right to receive the benefits of the VIE that could be significant, we would conclude that we are the primary beneficiary of the VIE, and would consolidate the VIE (also referred to as on-balance sheet). In situations where we are not deemed to be the primary beneficiary of the VIE, we do not consolidate the VIE and only recognize our interests in the VIE (also referred to as off-balance sheet).
We are involved in securitizations that typically involve the use of VIEs. For information regarding our securitization activities, refer to Note 11.
In the case of a consolidated on-balance-sheet VIE used for a securitization, the underlying assets remain on our Consolidated Balance Sheet with the corresponding obligations to third-party beneficial interest holders reflected as debt. We recognize income on the assets and interest expense on the debt issued by the VIE on an accrual basis. We reserve for expected losses on the assets primarily under CECL. Consolidation of the VIE precludes us from recording an accounting sale on the transaction.
In securitizations where we are not determined to be the primary beneficiary of the VIE, we must determine whether we achieve a sale for accounting purposes. To achieve a sale for accounting purposes, the financial assets being transferred must be legally isolated, not be constrained by restrictions from further transfer, and be deemed to be beyond our control. We would deem the transaction to be an off-balance-sheet securitization if the preceding three criteria for sale accounting are met. If we were to fail any of these three criteria for sale accounting, the transfer would be accounted for as a secured borrowing, consistent with the preceding paragraph regarding on-balance sheet VIEs.
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
We retain the right to service our consumer and commercial automotive loan securitizations. We may receive servicing fees for off-balance-sheet securitizations based on the securitized asset balances and certain ancillary fees, all of which are reported in other income, net of losses in the Consolidated Statement of Income. Typically, the fee we are paid for servicing represents adequate compensation, and consequently, does not result in the recognition of a servicing asset or liability.
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
We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes meaningfully. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary when there is an indication of impairment based on market considerations and portfolio characteristics. Impairment is determined to exist if the fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the operating lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in 2022, 2021, or 2020.
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
Impairment of Long-lived Assets
The net carrying values of long-lived assets (including property and equipment) are evaluated for impairment whenever events or changes in circumstances indicate that their net carrying values may exceed undiscounted future net cash flows. Long-lived assets are considered impaired when the carrying amount is deemed unrecoverable and the carrying amount exceeds fair value. Recoverability is measured by comparing the net carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the net carrying amount of the assets exceeds the fair value using a discounted cash flow method. No material impairment was recognized in 2022, 2021, or 2020.
An impairment test on an asset group to be sold or otherwise disposed of, is performed upon occurrence of a triggering event or when certain criteria are met (for example, the asset is planned to be disposed of within 12 months, appropriate levels of authority have approved the sale, there is an active program to locate a buyer, etc.), which cause the disposal group to be classified as held-for-sale. Long-lived assets held-for-sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell. If the net carrying value of the assets held-for-sale exceeds the fair value less cost to sell, we recognize an impairment loss based on the excess of the net carrying amount over the fair value of the assets less cost to sell.
Property and Equipment
Property and equipment stated at cost, net of accumulated depreciation and amortization, are reported in other assets on our Consolidated Balance Sheet. Included in property and equipment are certain buildings, furniture and fixtures, leasehold improvements, IT hardware and software, capitalized software costs, and assets under construction. We begin depreciating these assets when they are ready for their intended use, except for assets under construction, which begin depreciating when they are ready to be placed into service. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, which generally ranges from three to thirty years depending on the asset class. Capitalized software is generally amortized on a straight-line basis over its useful life, which generally ranges from three to five years. Capitalized software that is not expected to provide substantive service potential or for which development costs significantly exceed the amount originally expected is considered impaired and written down to fair value. Software expenditures that are considered general, administrative, or of a maintenance nature are expensed as incurred.
Goodwill and Other Intangibles
Goodwill and intangible assets, net of accumulated amortization, are reported in other assets in our Consolidated Balance Sheet.
Our intangible assets primarily consist of acquired customer relationships and developed technology, and are amortized using a straight-line methodology over their estimated useful lives. We review intangible assets with a definite useful life for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If it is determined the carrying amount of the asset is not recoverable, an impairment charge is recorded.
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
We use a combination of methods commonly used in the insurance industry, including the chain ladder development factor, expected loss, BF, and frequency and severity methods to determine the ultimate losses for an individual business line as well as accident year basis depending on the maturity of the accident period and business-line specifics. These methodologies are based on different assumptions and use various inputs to develop alternative estimates of losses. The chain ladder development factor is used for more mature years while the expected loss, BF, and frequency and severity methods are used for less mature years. Both paid and incurred loss and loss adjustment expenses are reviewed where available and a weighted average of estimates or a single method may be considered in selecting the final estimate for an individual accident period. We did not change our methodology for developing reserves for insurance losses for the year ended December 31, 2022.
Estimates for salvage and subrogation recoverable are recognized in accordance with historical patterns and netted against the provision for insurance losses and loss adjustment expenses. Reserves are established for each product-type at the lowest meaningful level of homogeneous data. Since the reserves are based on estimates, the ultimate liability may vary from these estimates. The estimates are regularly reviewed and adjustments, which can potentially be significant, are included in earnings in the period in which they are deemed necessary.
Legal and Regulatory Reserves
Liabilities for legal and regulatory matters are accrued and established when those matters present loss contingencies that are both probable and estimable, with a corresponding amount recorded to other operating expenses in the Consolidated Statement of Income. In cases where we have an accrual for losses, we include an estimate for probable and estimable legal expenses related to the case. If, at the time of evaluation, the loss contingency related to a legal or regulatory matter is not both probable and estimable, we do not establish a liability for the contingency. We continue to monitor legal and regulatory matters for further developments that could affect the requirement to establish a liability or that may impact the amount of a previously established liability. There may be exposure to loss in excess of any amounts recognized. For certain other matters where the risk of loss is determined to be reasonably possible, estimable, and material to the financial statements, disclosure regarding details of the matter and an estimated range of loss is required. The estimated range of possible loss does not represent our maximum loss exposure. We also disclose matters that are deemed probable or reasonably possible, material to the financial statements, but for which an estimated range of loss is not possible to determine. While we believe our reserves are adequate, the outcome of legal and regulatory proceedings is extremely difficult to predict, and we may settle claims or be subject to judgments for amounts that differ from our estimates. For information regarding the nature of all material contingencies, refer to Note 29.
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
At the inception of a qualifying hedge accounting relationship, we designate each qualifying relationship as a hedge of the fair value of a specifically identified asset or liability or portfolio of assets (fair value hedge); as a hedge of the variability of cash flows to be received or paid, or forecasted to be received or paid, related to a recognized asset or liability (cash flow hedge); or as a hedge of the foreign-currency exposure of a net investment in a foreign operation (net investment hedge). We formally document all relationships between hedging instruments and hedged items, as well as the risk management objectives for undertaking such hedge transactions. Both at hedge inception

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
and on an ongoing basis, we formally assess whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.
Changes in the fair value of derivative instruments qualifying as fair value hedges, along with the gain or loss on the hedged asset or liability attributable to the hedged risk, are recorded in current period earnings. For non-portfolio layer method hedges, the hedge basis (the amount of the change in fair value) is added to (or subtracted from) the carrying amount of the hedged item. For portfolio layer method hedges, the hedge basis does not adjust the carrying value of the hedged item and is instead maintained on a closed portfolio basis. For qualifying cash flow hedges, changes in the fair value of the derivative financial instruments are recorded in accumulated other comprehensive income and recognized in the income statement when the hedged cash flows affect earnings. For a qualifying net investment hedge, the gain or loss is reported in accumulated other comprehensive income as part of the cumulative translation adjustment.
Hedge accounting treatment is no longer applied if a derivative financial instrument is terminated, the hedge designation is removed, or the derivative instrument is assessed to no longer be highly effective. For terminated fair value hedges, the hedge basis remains as part of the basis of the hedged asset or liability and is recognized into income over the remaining life of the asset or liability. For terminated portfolio layer method hedges, the hedge basis associated with the discontinued portion of the hedged item is allocated to the remaining individual assets within the closed portfolio that supported the discontinued hedged layer and is recognized into income over the remaining life of those assets. For terminated cash flow hedges, the changes in fair value of the derivative instrument remain in accumulated other comprehensive income and are recognized in the income statement when the hedged cash flows affect earnings. However, if it is probable that the forecasted cash flows will not occur within a specified period, any changes in fair value of the derivative financial instrument remaining in accumulated other comprehensive income are reclassified into earnings immediately. Any previously recognized gain or loss for a net investment hedge continues to remain in accumulated other comprehensive income until earnings are impacted by a sale or liquidation of the associated foreign operation. In all instances, after hedge accounting is no longer applied, any subsequent changes in fair value of the derivative instrument will be recorded into earnings.
Changes in the fair value of derivative financial instruments held for risk management purposes that are not designated as accounting hedges under GAAP (economic hedge) are reported in current period earnings.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes predominantly in the United States. Significant judgments and estimates are required in determining the consolidated income tax expense.
Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. Deferred tax assets are reduced by a valuation allowance, if based on the weight of all available evidence, it is more likely than not, that some or all of the deferred tax assets will not be realized.
We use the portfolio approach with respect to reclassification of stranded income tax effects in accumulated other comprehensive income.
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
Recently Issued Accounting Standards
Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02)
In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The purpose of this guidance is twofold. First, the guidance eliminates TDR recognition and measurement guidance that has been deemed no longer necessary under CECL. The guidance also adds a requirement to incorporate current year gross charge-offs by origination year into the vintage tables. With respect to the TDR impacts, under CECL, credit losses for financial assets measured at amortized cost are determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. Therefore, credit losses on financial assets that have been modified as TDRs would have largely been incorporated in the allowance upon initial recognition. Under ASU 2022-02, we will be required to evaluate whether loan modifications previously characterized as TDRs represent a new loan or a continuation of an existing loan in accordance with ASC Topic 310, Receivables. The guidance also adds new disclosures that will require an entity to provide information related to loan modifications that are made to borrowers that are deemed to be in financial difficulty. We adopted the ASU on January 1, 2023, on a prospective basis. The impact of these amendments was not material.
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
2.    Acquisitions
On December 1, 2021, we acquired 100% of the equity of Fair Square Financial Holdings LLC and its subsidiaries, including Fair Square Financial LLC (collectively, Fair Square) for $741 million in cash. Fair Square, which we rebranded Ally Credit Card, is a digital-first, credit-card company that operates in the United States. Fair Square operates as a wholly owned subsidiary of Ally. We applied the acquisition method of accounting to this transaction, which generally requires the initial recognition of assets acquired, including identifiable intangible assets, and liabilities assumed at their respective fair value. Goodwill is recognized as the excess of the acquisition price after the recognition of the net assets, including the identifiable intangible assets. Beginning in December 2021, financial information related to Fair Square is included within Corporate and Other.

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
(a)Included $22 million of PCD loans that have experienced a more-than-insignificant deterioration of credit quality since origination. We recognized an initial allowance for loan losses of $12 million on these PCD loans.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
•Banking fees and interchange income — We charge depositors various account service fees including those for outgoing wires, excessive transactions, stop payments, and returned deposits. These fees are generated from a customer option to purchase services offered under the contract. These options do not represent a material right and are only considered a contract in accordance with the revenue recognition principles when the customer exercises their option to purchase these account services. Based on this, the term for our contracts with customers is considered day-to-day, and the contract does not extend beyond the services already provided. In May 2021, we eliminated all overdraft fees for Ally Bank deposit accounts. Revenue derived from deposit account fees is recorded at the point in time we perform the requested service, and is recorded as other income in our Consolidated Statement of Income. As a debit and credit card issuer, we also generate interchange fee income from merchants during debit and credit card transactions and incur certain corresponding charges from merchant card networks. For debit card transactions, our performance obligation is satisfied when we have initiated the payment of funds from a customer’s account to a merchant through our contractual agreements with the merchant card networks. For credit card transactions, our performance obligation is satisfied at the time each transaction is captured for settlement with the interchange networks. Interchange fees are reported net of processing fees and customer rewards as other income in our Consolidated Statement of Income.
•Other revenue — Other revenue primarily includes service revenue related to various account management functions and fee income derived from third-party lenders arranged through our online automotive lender exchange. These revenue streams are recorded as other income in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents a disaggregated view of our revenue from contracts with customers included in other revenue that falls within the scope of the revenue recognition principles of ASC Topic 606, Revenue from Contracts with Customers.

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2022
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$655	$—	$—	$—	$655
Remarketing fee income	107	—	—	—	—	107
Brokerage commissions and other revenue	—	—	—	—	64	64
Banking fees and interchange income (d) (e)	—	—	—	—	44	44
Brokered/agent commissions	—	14	—	—	—	14
Other	20	—	—	—	4	24
Total revenue from contracts with customers	127	669	—	—	112	908
All other revenue	179	354	27	122	(12)	670
Total other revenue (f)	$306	$1,023	$27	$122	$100	$1,578
2021
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$627	$—	$—	$—	$627
Remarketing fee income	107	—	—	—	—	107
Brokerage commissions and other revenue	—	—	—	—	58	58
Banking fees and interchange income (d) (e)	—	—	—	—	18	18
Brokered/agent commissions	—	16	—	—	—	16
Other	22	—	—	—	4	26
Total revenue from contracts with customers	129	643	—	—	80	852
All other revenue	122	702	94	128	141	1,187
Total other revenue (f)	$251	$1,345	$94	$128	$221	$2,039
2020
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$584	$—	$—	$—	$584
Remarketing fee income	73	—	—	—	—	73
Brokerage commissions and other revenue	—	—	—	—	52	52
Banking fees and interchange income	—	—	—	—	12	12
Brokered/agent commissions	—	16	—	—	—	16
Other	15	1	—	—	—	16
Total revenue from contracts with customers	88	601	—	—	64	753
All other revenue	116	733	102	45	234	1,230
Total other revenue (f)	$204	$1,334	$102	$45	$298	$1,983
(a)We had opening balances of $3.1 billion, $3.0 billion, and $2.9 billion in unearned revenue associated with outstanding contracts at January 1, 2022, 2021, and 2020 respectively, and $939 million, $909 million, and $866 million of these balances were recognized as insurance premiums and service revenue earned in our Consolidated Statement of Income during the years ended December 31, 2022, 2021, and 2020, respectively.
(b)At December 31, 2022, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $883 million in 2023, $747 million in 2024, $565 million in 2025, $384 million in 2026, and $402 million thereafter. We had unearned revenue of $3.1 billion and $3.0 billion associated with outstanding contracts at December 31, 2021, and 2020, respectively.
(c)We had deferred insurance assets of $1.8 billion at both December 31, 2022, and 2020, and $1.9 billion at December 31, 2021. We recognized $564 million, $537 million, and $498 million of expense during the years ended December 31, 2022, 2021, and 2020, respectively.
(d)Effective May 25, 2021, we eliminated all overdraft fees for Ally Bank deposit accounts.
(e)Interchange income is reported net of customer rewards. Customer rewards expense was $14 million and $1 million for the years ended December 31, 2022, and 2021, respectively.
(f)Represents a component of total net revenue. Refer to Note 26 for further information on our reportable operating segments.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $170 million, $344 million, and $127 million for the years ended December 31, 2022, 2021, and 2020, respectively, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Consolidated Statement of Income.
4.    Insurance Premiums and Service Revenue
The following table is a summary of insurance premiums and service revenue written and earned.

	2022		2021		2020
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$388	$379	$397	$389	$438	$429
Assumed	42	29	15	8	3	3
Gross insurance premiums	430	408	412	397	441	432
Ceded	(216)	(211)	(200)	(205)	(211)	(208)
Net insurance premiums	214	197	212	192	230	224
Service revenue	889	954	985	925	999	879
Insurance premiums and service revenue written and earned	$1,103	$1,151	$1,197	$1,117	$1,229	$1,103
5.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

Year ended December 31, ($ in millions)	2022	2021	2020
Late charges and other administrative fees	$162	$123	$93
Remarketing fees	107	107	73
Income from equity-method investments	102	132	161
(Loss) gain on nonmarketable equity investments, net (a)	(132)	142	99
Other, net	256	182	139
Total other income, net of losses	$495	$686	$565
(a)Refer to Note 13 for further information on our nonmarketable equity investments.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
6.     Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows incurred claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)										December 31, 2022 ($ in millions)
	(unaudited supplementary information)										Total of incurred-but-not-reported liabilities plus expected development on reported claims (a)	Cumulative number of reported claims (a)
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$376	$365	$370	$370	$369	$368	$368	$368	$368	$368	$—	672,284
2014		390	389	388	388	388	388	388	388	388	—	525,298
2015			274	271	272	272	272	272	272	272	—	342,280
2016				326	327	328	328	328	328	328	—	476,056
2017					310	314	315	315	315	315	—	481,750
2018						271	272	272	273	273	—	506,449
2019							303	306	305	305	—	542,314
2020								343	339	339	—	494,382
2021									243	237	1	493,222
2022										258	28	483,742
Total										$3,083
(a)Claims are reported on a claimant basis. Claimant is defined as one vehicle for GAP products, one repair for VSCs and VMCs, one dealership for dealer inventory products, and per individual/coverage for run-off personal automotive products.
The following table shows cumulative paid claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)
	(unaudited supplementary information)
Accident year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$347	$364	$366	$368	$368	$368	$368	$368	368	$368
2014		369	388	388	388	388	388	388	388	388
2015			252	272	272	272	272	272	272	272
2016				302	327	328	328	328	328	328
2017					289	315	315	315	315	315
2018						245	273	273	273	273
2019							278	306	305	305
2020								313	339	339
2021									213	236
2022										225
Total										3,049
All outstanding liabilities for loss and allocated loss adjustment expenses before 2013, net of reinsurance										10
Reserves for insurance losses and allocated loss adjustment expenses, net of reinsurance										$44

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table shows the average annual percentage payout of incurred claims by age, net of reinsurance. The information presented is unaudited supplementary information.

Year	1	2	3	4	5	6	7	8	9	10
Percentage payout of incurred claims	92.3%	7.5%	0.1%	0.1%	—%	—%	—%	—%	—%	—%
The following table shows a reconciliation of the disclosures of incurred and paid claims development to the reserves for insurance losses and loss adjustment expenses.

December 31, ($ in millions)	2022	2021	2020
Reserves for insurance losses and loss adjustment expenses, net of reinsurance	$44	$39	$37
Total reinsurance recoverable on unpaid claims	72	81	90
Unallocated loss adjustment expenses	3	2	2
Total gross reserves for insurance losses and loss adjustment expenses	$119	$122	$129
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2022	2021	2020
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$122	$129	$122
Less: Reinsurance recoverable	81	90	88
Net reserves for insurance losses and loss adjustment expenses at January 1,	41	39	34
Net insurance losses and loss adjustment expenses incurred related to:
Current year	282	259	360
Prior years (a)	(2)	2	3
Total net insurance losses and loss adjustment expenses incurred	280	261	363
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(246)	(229)	(328)
Prior years	(28)	(30)	(30)
Total net insurance losses and loss adjustment expenses paid or payable	(274)	(259)	(358)
Net reserves for insurance losses and loss adjustment expenses at December 31,	47	41	39
Plus: Reinsurance recoverable	72	81	90
Total gross reserves for insurance losses and loss adjustment expenses at December 31,	$119	$122	$129
(a)There have been no material adverse changes to the reserve for prior years.
7.    Other Operating Expenses
Details of other operating expenses were as follows.

Year ended December 31, ($ in millions)	2022	2021	2020
Insurance commissions	$610	$562	$517
Technology and communications	406	345	314
Advertising and marketing	366	241	171
Lease and loan administration	201	222	203
Professional services	173	146	118
Property and equipment depreciation	165	153	136
Regulatory and licensing fees	119	75	96
Vehicle remarketing and repossession	91	74	73
Amortization of intangible assets (a)	31	20	18
Charitable contributions (b)	16	63	43
Other	329	305	355
Total other operating expenses	$2,507	$2,206	$2,044
(a)Refer to Note 1 and Note 13 for further information on our intangible assets.
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

	2022				2021
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
December 31, ($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,272	$—	$(256)	$2,016	$2,173	$2	$(20)	$2,155
U.S. States and political subdivisions	841	1	(82)	760	841	27	(4)	864
Foreign government	158	—	(12)	146	157	2	(2)	157
Agency mortgage-backed residential (a)	19,668	3	(3,038)	16,633	19,044	219	(224)	19,039
Mortgage-backed residential	5,154	—	(855)	4,299	4,448	11	(34)	4,425
Agency mortgage-backed commercial (a)	4,380	—	(845)	3,535	4,573	66	(113)	4,526
Asset-backed	459	—	(26)	433	536	1	(3)	534
Corporate debt	1,931	1	(213)	1,719	1,878	30	(21)	1,887
Total available-for-sale securities (b) (c) (d) (e) (f)	$34,863	$5	$(5,327)	$29,541	$33,650	$358	$(421)	$33,587
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,062	$—	$(178)	$884	$1,170	$48	$(14)	$1,204
Total held-to-maturity securities (f) (g)	$1,062	$—	$(178)	$884	$1,170	$48	$(14)	$1,204
(a)Fair value includes a $12 million liability for agency mortgage-backed residential securities and a $15 million asset for agency mortgage-backed commercial securities related to basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method at December 31, 2022. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 21 for additional information.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 21 for additional information.
(c)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million and $13 million at December 31, 2022, and December 31, 2021, respectively.
(d)Available-for-sale securities with a fair value of $3.9 billion and $203 million were pledged as collateral at December 31, 2022, and December 31, 2021, respectively. This primarily included $3.0 billion pledged to secure advances from the FHLB at December 31, 2022. This also included securities pledged for other purposes as required by contractual obligations or law, under which agreements we granted the counterparty the right to sell or pledge $899 million and $203 million of the underlying available-for-sale securities at December 31, 2022, and December 31, 2021, respectively.
(e)Totals do not include accrued interest receivable, which was $91 million and $84 million at December 31, 2022, and December 31, 2021, respectively. Accrued interest receivable is included in other assets on our Consolidated Balance Sheet.
(f)There was no allowance for credit losses recorded at both December 31, 2022, or December 31, 2021, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(g)Totals do not include accrued interest receivable, which was $2 million and $3 million at December 31, 2022, and December 31, 2021, respectively. Accrued interest receivable is included in other assets on our Consolidated Balance Sheet.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
December 31, 2022
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,016	1.6%	$—	—%	$716	1.3%	$1,300	1.7%	$—	—%
U.S. States and political subdivisions	760	3.2	26	2.7	60	2.7	112	3.3	562	3.2
Foreign government	146	1.8	13	0.8	74	1.8	59	1.9	—	—
Agency mortgage-backed residential (b)	16,633	2.6	—	—	—	—	27	2.0	16,606	2.6
Mortgage-backed residential	4,299	2.8	—	—	—	—	14	2.9	4,285	2.8
Agency mortgage-backed commercial (b)	3,535	2.2	—	—	66	3.1	1,234	2.1	2,235	2.1
Asset-backed	433	1.7	—	—	401	1.7	25	1.8	7	3.5
Corporate debt	1,719	2.4	86	2.4	912	2.3	705	2.6	16	4.9
Total available-for-sale securities	$29,541	2.5	$125	2.3	$2,229	1.9	$3,476	2.1	$23,711	2.6
Amortized cost of available-for-sale securities	$34,863		$126		$2,403		$4,048		$28,286
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,062	2.8%	$—	—%	$—	—%	$—	—%	$1,062	2.8%
Total held-to-maturity securities	$1,062	2.8	$—	—	$—	—	$—	—	$1,062	2.8
December 31, 2021
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,155	1.1%	$288	1.0%	$525	0.9%	$1,342	1.2%	$—	—%
U.S. States and political subdivisions	864	3.0	26	1.6	77	2.8	128	3.3	633	3.0
Foreign government	157	1.9	2	2.1	97	2.0	58	1.8	—	—
Agency mortgage-backed residential	19,039	2.5	—	—	—	—	26	2.0	19,013	2.5
Mortgage-backed residential	4,425	2.6	—	—	—	—	23	2.9	4,402	2.6
Agency mortgage-backed commercial	4,526	1.9	—	—	26	2.4	1,578	2.4	2,922	1.7
Asset-backed	534	1.9	—	—	350	2.0	175	1.5	9	3.4
Corporate debt	1,887	2.3	54	2.9	830	2.3	994	2.3	9	2.5
Total available-for-sale securities	$33,587	2.3	$370	1.3	$1,905	1.9	$4,324	2.0	$26,988	2.4
Amortized cost of available-for-sale securities	$33,650		$368		$1,893		$4,291		$27,098
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,170	2.8%	$—	—%	$—	—%	$—	—%	$1,170	2.8%
Total held-to-maturity securities	$1,170	2.8	$—	—	$—	—	$—	—	$1,170	2.8
(a)Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.
(b)Fair value includes a $12 million liability for agency mortgage-backed residential securities and a $15 million asset for agency mortgage-backed commercial securities related to basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method at December 31, 2022. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 21 for additional information.
The balances of cash equivalents were $18 million and $40 million at December 31, 2022, and December 31, 2021, respectively, and were composed primarily of money-market funds and short-term securities, including U.S. Treasury bills.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents interest and dividends on investment securities.

Year ended December 31, ($ in millions)	2022	2021	2020
Taxable interest	$765	$533	$654
Taxable dividends	17	27	21
Interest and dividends exempt from U.S. federal income tax	22	19	17
Interest and dividends on investment securities	$804	$579	$692
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

Year ended December 31, ($ in millions)	2022	2021	2020
Available-for-sale securities
Gross realized gains	$23	$102	$173
Gross realized losses (a)	—	—	(2)
Net realized gain on available-for-sale securities	23	102	171
Net realized gain on equity securities	72	190	107
Net unrealized (loss) gain on equity securities	(215)	(7)	29
Other (loss) gain on investments, net	$(120)	$285	$307
(a)Certain available-for-sale securities were sold at a loss during the year ended December 31, 2020, as a result of identifiable market or credit events, or a loss was realized based on corporate actions outside of our control (such as a call by the issuer). Any such sales were made in accordance with our risk-management policies and practices.
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of December 31, 2022, and December 31, 2021. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch. The ratings presented are a composite of the ratings sourced from the agencies or, if the ratings cannot be sourced from the agencies, are based on the asset type of the particular security. All our held-to-maturity securities were current in their payment of principal and interest as of both December 31, 2022, and December 31, 2021. We have not recorded any interest income reversals on our held-to-maturity securities during the years ended December 31, 2022, or 2021.

	2022		2021
December 31, ($ in millions)	AA	Total (a)	AA	Total (a)
Debt securities
Agency mortgage-backed residential	$1,062	$1,062	$1,170	$1,170
Total held-to-maturity securities	$1,062	$1,062	$1,170	$1,170
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1. As of December 31, 2022, and December 31, 2021, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. We have not recorded any interest income reversals on our available-for-sale securities during the years ended December 31, 2022, or 2021.

	2022				2021
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
December 31, ($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$529	$(68)	$1,487	$(188)	$1,682	$(20)	$—	$—
U.S. States and political subdivisions	547	(55)	135	(27)	160	(3)	31	(1)
Foreign government	75	(4)	71	(8)	76	(2)	7	—
Agency mortgage-backed residential (a)	7,472	(892)	8,978	(2,146)	12,244	(223)	38	(1)
Mortgage-backed residential	1,985	(289)	2,287	(566)	3,243	(34)	22	—
Agency mortgage-backed commercial (a)	996	(124)	2,535	(721)	2,553	(70)	749	(43)
Asset-backed	162	(4)	272	(22)	360	(3)	—	—
Corporate debt	782	(67)	895	(146)	970	(18)	49	(3)
Total available-for-sale securities	$12,548	$(1,503)	$16,660	$(3,824)	$21,288	$(373)	$896	$(48)
(a)Amounts include a $12 million liability for agency mortgage-backed residential securities and a $15 million asset for agency mortgage-backed commercial securities related to basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method at December 31, 2022. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 21 for additional information.
During the years ended December 31, 2022, and 2021, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at December 31, 2022, or December 31, 2021.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
9.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

December 31, ($ in millions)	2022	2021
Consumer automotive (a)	$83,286	$78,252
Consumer mortgage
Mortgage Finance (b)	19,445	17,644
Mortgage — Legacy (c)	290	368
Total consumer mortgage	19,735	18,012
Consumer other
Personal Lending (d)	1,990	1,009
Credit Card (e)	1,599	953
Total consumer other	3,589	1,962
Total consumer	106,610	98,226
Commercial
Commercial and industrial
Automotive	14,595	12,229
Other	9,154	6,874
Commercial real estate	5,389	4,939
Total commercial	29,138	24,042
Total finance receivables and loans (f) (g)	$135,748	$122,268
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 21 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $3 million and $5 million at December 31, 2022, and December 31, 2021, respectively, of which all have exited the interest-only period.
(c)Includes loans originated as interest-only mortgage loans of $17 million and $21 million at December 31, 2022, and December 31, 2021, respectively, of which all have exited the interest-only period.
(d)Includes $3 million and $7 million of finance receivables at December 31, 2022, and December 31, 2021, respectively, for which we have elected the fair value option.
(e)Refer to Note 2 for information regarding our acquisition of Ally Credit Card.
(f)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.3 billion at both December 31, 2022, and December 31, 2021.
(g)Totals do not include accrued interest receivable, which was $707 million and $514 million at December 31, 2022, and December 31, 2021, respectively. Accrued interest receivable is included in other assets on our Consolidated Balance Sheet. Billed interest on our credit card loans is included within finance receivables and loans, net.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the years ended December 31, 2022, and 2021, respectively.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2022	$2,769	$27	$221	$250	$3,267
Charge-offs (b)	(1,434)	(3)	(133)	(58)	(1,628)
Recoveries	649	12	12	3	676
Net charge-offs	(785)	9	(121)	(55)	(952)
Provision for credit losses (c)	1,036	(8)	326	42	1,396
Other	—	(1)	—	1	—
Allowance at December 31, 2022	$3,020	$27	$426	$238	$3,711
(a)Excludes $7 million and $3 million of finance receivables and loans at January 1, 2022, and December 31, 2022, respectively, for which we have elected the fair value option and incorporate no allowance for loan losses.
(b)Refer to Note 1 for information regarding our charge-off policies.
(c)Excludes $3 million of provision for credit losses related to our reserve for unfunded commitments. The liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Consolidated Balance Sheet.

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
(a)Excludes $8 million and $7 million of finance receivables and loans at January 1, 2021, and December 31, 2021, respectively, for which we have elected the fair value option and incorporate no allowance for loan losses.
(b)Refer to Note 1 for information regarding our charge-off policies.
(c)Consumer other includes $97 million of provision for credit losses recorded to establish an initial reserve on loans acquired in the Ally Credit Card acquisition.
(d)Consumer other includes $12 million of allowance for credit losses recognized on PCD loans acquired in the Ally Credit Card acquisition. Refer to Note 2 for additional details.
The following table presents information about sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale based on net carrying value.

Year ended December 31, ($ in millions)	2022	2021
Consumer automotive	$23	$—
Consumer mortgage	4	414
Total sales and transfers	$27	$414
The following table presents information about purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

Year ended December 31, ($ in millions)	2022	2021
Consumer automotive	$4,092	$2,506
Consumer mortgage	2,781	3,853
Consumer other (a)	—	882
Commercial	18	6
Total purchases of finance receivables and loans (b)	$6,891	$7,247
(a)During the year ended December 31, 2021, we obtained $882 million of finance receivables and loans from our acquisition of Ally Credit Card. For additional information on our acquisition, refer to Note 2.
(b)Excludes $12 million and $14 million of finance receivables and loans purchased during the years ended December 31, 2022, and December 31, 2021, respectively, for which we have elected the fair value option.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Nonaccrual Loans
The following tables present the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of December 31, 2022, and December 31, 2021.

		December 31, 2022
($ in millions)	Nonaccrual status at Jan. 1, 2022	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,078	$1,187	$445
Consumer mortgage
Mortgage Finance	59	34	25
Mortgage — Legacy	26	15	14
Total consumer mortgage	85	49	39
Consumer other
Personal Lending	5	13	—
Credit Card	11	43	—
Total consumer other	16	56	—
Total consumer	1,179	1,292	484
Commercial
Commercial and industrial
Automotive	33	5	2
Other	221	157	33
Commercial real estate	3	—	—
Total commercial	257	162	35
Total finance receivables and loans	$1,436	$1,454	$519
(a)Represents a component of nonaccrual status at end of period.

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
We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $13 million for both the years ended December 31, 2022, and 2021.

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

	Origination year							Revolving loans converted to term
December 31, 2022 ($ in millions)	2022	2021	2020	2019	2018	2017 and prior	Revolving loans		Total
Consumer automotive
Current	$36,127	$22,102	$10,341	$6,451	$3,237	$1,890	$—	$—	$80,148
30–59 days past due	707	878	370	284	165	120	—	—	2,524
60–89 days past due	207	324	135	99	55	38	—	—	858
90 or more days past due	73	111	47	38	23	24	—	—	316
Total consumer automotive (a)	37,114	23,415	10,893	6,872	3,480	2,072	—	—	83,846
Consumer mortgage
Mortgage Finance
Current	2,292	10,893	1,946	815	577	2,805	—	—	19,328
30–59 days past due	15	29	4	3	4	26	—	—	81
60–89 days past due	2	4	—	1	1	3	—	—	11
90 or more days past due	—	1	—	2	8	14	—	—	25
Total Mortgage Finance	2,309	10,927	1,950	821	590	2,848	—	—	19,445
Mortgage — Legacy
Current	—	—	—	—	—	62	191	18	271
30–59 days past due	—	—	—	—	—	4	1	—	5
60–89 days past due	—	—	—	—	—	—	—	1	1
90 or more days past due	—	—	—	—	—	8	3	2	13
Total Mortgage — Legacy	—	—	—	—	—	74	195	21	290
Total consumer mortgage	2,309	10,927	1,950	821	590	2,922	195	21	19,735
Consumer other
Personal Lending
Current	1,492	392	48	5	1	—	—	—	1,938
30–59 days past due	14	6	1	—	—	—	—	—	21
60–89 days past due	9	5	1	—	—	—	—	—	15
90 or more days past due	8	5	—	—	—	—	—	—	13
Total Personal Lending (b)	1,523	408	50	5	1	—	—	—	1,987
Credit Card
Current	—	—	—	—	—	—	1,518	—	1,518
30–59 days past due	—	—	—	—	—	—	22	—	22
60–89 days past due	—	—	—	—	—	—	18	—	18
90 or more days past due	—	—	—	—	—	—	41	—	41
Total Credit Card	—	—	—	—	—	—	1,599	—	1,599
Total consumer other	1,523	408	50	5	1	—	1,599	—	3,586
Total consumer	$40,946	$34,750	$12,893	$7,698	$4,071	$4,994	$1,794	$21	$107,167
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $560 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at December 31, 2022. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 21 for additional information.
(b)Excludes $3 million of finance receivables at December 31, 2022, for which we have elected the fair value option.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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

	Origination year							Revolving loans converted to term
December 31, 2022 ($ in millions)	2022	2021	2020	2019	2018	2017 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$640	$211	$132	$78	$28	$34	$12,327	$—	$13,450
Special mention	23	47	—	—	10	21	1,016	—	1,117
Substandard	—	—	—	1	—	—	27	—	28
Total automotive	663	258	132	79	38	55	13,370	—	14,595
Other
Pass	594	469	607	419	54	133	5,344	89	7,709
Special mention	177	158	175	95	47	128	278	35	1,093
Substandard	—	—	4	51	—	139	55	13	262
Doubtful	—	—	—	64	—	25	—	—	89
Loss	—	—	—	—	—	—	1	—	1
Total other	771	627	786	629	101	425	5,678	137	9,154
Commercial real estate
Pass	1,481	1,118	951	679	369	716	9	13	5,336
Special mention	—	32	2	19	—	—	—	—	53
Total commercial real estate	1,481	1,150	953	698	369	716	9	13	5,389
Total commercial	$2,915	$2,035	$1,871	$1,406	$508	$1,196	$19,057	$150	$29,138

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Origination year							Revolving loans converted to term
December 31, 2021 ($ in millions)	2021	2020	2019	2018	2017	2016 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$347	$190	$112	$49	$23	$56	$10,741	$—	$11,518
Special mention	7	1	7	15	31	18	589	—	668
Substandard	—	1	—	1	—	—	41	—	43
Total automotive	354	192	119	65	54	74	11,371	—	12,229
Other
Pass	739	448	374	86	99	68	4,032	83	5,929
Special mention	15	169	96	21	10	122	93	17	543
Substandard	—	22	95	—	140	83	13	23	376
Doubtful	—	—	—	—	—	26	—	—	26
Total other	754	639	565	107	249	299	4,138	123	6,874
Commercial real estate
Pass	1,298	1,060	873	604	342	653	3	8	4,841
Special mention	13	5	29	7	18	19	—	—	91
Substandard	—	—	—	—	—	7	—	—	7
Total commercial real estate	1,311	1,065	902	611	360	679	3	8	4,939
Total commercial	$2,419	$1,896	$1,586	$783	$663	$1,052	$15,512	$131	$24,042
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
December 31, 2022
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$14,595	$14,595
Other	—	1	2	3	9,151	9,154
Commercial real estate	—	—	—	—	5,389	5,389
Total commercial	$—	$1	$2	$3	$29,135	$29,138
December 31, 2021
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$12,229	$12,229
Other	—	—	1	1	6,873	6,874
Commercial real estate	—	—	—	—	4,939	4,939
Total commercial	$—	$—	$1	$1	$24,041	$24,042
Troubled Debt Restructurings
TDRs are loan modifications where concessions were granted to borrowers experiencing financial difficulties. For consumer automotive loans, we may offer several types of assistance to aid our customers, including payment extensions and rewrites of the loan terms. Additionally, for mortgage loans, as part of certain programs, we offer mortgage loan modifications to qualified borrowers. These programs are in place to provide support to our mortgage customers in financial distress, including principal forgiveness, maturity extensions, delinquent interest capitalization, and changes to contractual interest rates. Total TDRs recorded at amortized cost were $2.4 billion at both December 31, 2022, and 2021, and $2.2 billion at December 31, 2020.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $61 million, $18 million, and $14 million at December 31, 2022, 2021, and 2020, respectively. Refer to Note 1 for additional information.
The following tables present information related to finance receivables and loans recorded at amortized cost modified in connection with a TDR during the period.

Year ended December 31, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
2022
Consumer automotive	49,773	$831	$805
Consumer mortgage
Mortgage Finance	18	12	12
Mortgage — Legacy	13	1	1
Total consumer mortgage	31	13	13
Consumer other
Credit Card	2,853	5	5
Total consumer other	2,853	5	5
Total consumer	52,657	849	823
Commercial
Commercial and industrial
Other	5	461	466
Total commercial	5	461	466
Total finance receivables and loans	52,662	$1,310	$1,289

Year ended December 31, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
2021
Consumer automotive	77,991	$1,395	$1,371
Consumer mortgage
Mortgage Finance	38	22	22
Mortgage — Legacy	16	2	2
Total consumer mortgage	54	24	24
Consumer other
Credit Card	113	—	—
Total consumer other	113	—	—
Total consumer	78,158	1,419	1,395
Commercial
Commercial and industrial
Automotive	1	2	2
Other	1	33	33
Commercial real estate	2	4	4
Total commercial	4	39	39
Total finance receivables and loans	78,162	$1,458	$1,434

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
2020
Consumer automotive	114,595	$1,908	$1,835
Consumer mortgage
Mortgage Finance	41	20	20
Mortgage — Legacy	74	9	9
Total consumer mortgage	115	29	29
Total consumer	114,710	1,937	1,864
Commercial
Commercial and industrial
Automotive	5	45	40
Other	3	81	61
Total commercial	8	126	101
Total finance receivables and loans	114,718	$2,063	$1,965

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

Year ended December 31, ($ in millions)	Number of loans	Amortized cost	Charge-off amount
2022
Consumer automotive	9,227	$143	$64
Consumer mortgage
Mortgage Finance	4	2	—
Total consumer mortgage	4	2	—
Consumer other
Credit Card	457	—	—
Total consumer other	457	—	—
Total consumer	9,688	$145	$64
Commercial
Commercial and industrial
Other	1	1	31
Total commercial	1	1	31
Total finance receivables and loans	9,689	$146	$95
2021
Consumer automotive	9,295	$119	$61
Consumer mortgage
Mortgage Finance	1	—	—
Mortgage — Legacy	4	—	—
Total consumer mortgage	5	—	—
Total consumer finance receivables and loans	9,300	119	61
Total finance receivables and loans	9,300	$119	$61
2020
Consumer automotive	10,070	$104	$71
Consumer mortgage
Mortgage Finance	1	—	—
Mortgage — Legacy	1	—	—
Total consumer mortgage	2	—	—
Total consumer finance receivables and loans	10,072	104	71
Total finance receivables and loans	10,072	$104	$71
Concentration Risk
Consumer
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.5% and 26.4% of our total consumer finance receivables and loans at December 31, 2022, and December 31, 2021, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table shows the percentage of consumer automotive, consumer mortgage, and consumer other finance receivables and loans by state concentration based on amortized cost.

	2022 (a)			2021
December 31,	Consumer automotive	Consumer mortgage	Consumer other (b)	Consumer automotive	Consumer mortgage	Consumer other (b)
California	8.7%	38.8%	8.4%	8.7%	39.6%	9.4%
Texas	13.6	7.3	7.7	13.0	7.3	7.4
Florida	9.5	6.6	7.8	9.3	6.3	8.4
Pennsylvania	4.5	2.1	4.6	4.4	2.3	4.5
Georgia	4.1	2.9	3.5	4.0	3.0	3.4
North Carolina	4.1	1.9	4.6	4.1	1.6	3.4
Illinois	3.5	2.8	4.3	3.7	3.1	4.4
New York	3.6	1.9	4.8	3.3	2.1	5.5
New Jersey	3.2	2.4	3.6	3.0	2.5	3.4
Ohio	3.4	0.4	3.6	3.4	0.5	3.9
Other United States	41.8	32.9	47.1	43.1	31.7	46.3
Total consumer loans	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2022.
(b)Excludes $3 million and $7 million of finance receivables at December 31, 2022, and December 31, 2021, respectively, for which we have elected the fair value option.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

December 31,	2022	2021
Florida	17.9%	16.4%
Texas	14.9	13.9
California	8.4	8.3
New York	6.3	3.8
North Carolina	5.3	5.8
Michigan	4.2	5.8
Ohio	4.2	3.4
Georgia	3.1	3.3
Utah	2.9	3.0
Illinois	2.7	2.9
Other United States	30.1	33.4
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

December 31,	2022	2021
Industry
Automotive	53.4%	50.8%
Chemicals	14.7	14.4
Electronics	11.9	3.6
Other	20.0	31.2
Total commercial criticized finance receivables and loans	100.0%	100.0%
10.    Leasing
Ally as the Lessee
We have operating leases for certain of our corporate facilities, which have remaining lease terms of 8 months to 8 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend the leases for periods that range from 1 to 15 years. Some of those lease agreements also include options to terminate the leases approximately 6 years after the commencement of the leases. We have not included any of these term extensions or termination provisions in our estimates of the lease term, as we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.
During the years ended December 31, 2022, and December 31, 2021, we paid $38 million and $51 million in cash for amounts included in the measurement of lease liabilities at December 31, 2022, and December 31, 2021, respectively. These amounts are included in net cash provided by operating activities in the Consolidated Statement of Cash Flows. During the years ended December 31, 2022, and December 31, 2021, we obtained $41 million and $361 million, respectively, of ROU assets in exchange for new lease liabilities. As of December 31, 2022, the weighted-average remaining lease term of our operating lease portfolio was 5 years, and the weighted-average discount rate was 2.57%, compared to 6 years and 1.96% as of December 31, 2021.
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of December 31, 2022, and that have noncancelable lease terms expiring after December 31, 2022.

Year ended December 31, ($ in millions)
2023	$35
2024	32
2025	26
2026	20
2027	16
2028 and thereafter	18
Total undiscounted cash flows	147
Difference between undiscounted cash flows and discounted cash flows	(10)
Total lease liability	$137
In March 2021, we commenced the lease for a new corporate facility in Charlotte, North Carolina, which included an underlying purchase option. We provided notice of our intent to exercise the purchase option in April 2021, and executed on the purchase agreement in July 2021. Additionally, we agreed to lease a portion of this corporate facility in exchange for $13 million in future lease payments over a ten-year lease term. During the year ended December 31, 2022, we recognized $1 million of income associated with this lease agreement.
In June 2022, we purchased an operations center in Lewisville, Texas, which consisted of a previously leased facility. Upon closing the transaction, the lease ROU asset and liability were derecognized and new fixed assets totaling approximately $44 million were recognized as property and equipment at cost within other assets of the Consolidated Balance Sheet.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table details the components of total net operating lease expense.

Year ended December 31, ($ in millions)	2022	2021	2020
Operating lease expense	$33	$46	$46
Variable lease expense	4	7	8
Total lease expense, net (a)	$37	$53	$54
(a)Included in other operating expenses in our Consolidated Statement of Income.
Ally as the Lessor
Investment in Operating Leases
We purchase consumer operating lease contracts and the associated vehicles from dealerships after those contracts are executed by the dealers and the consumers. The amount we pay a dealer for an operating lease contract is based on the negotiated price for the vehicle less vehicle trade-in, down payment from the consumer, and available automotive manufacturer incentives. Under the operating lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value, down payment, or available manufacturer incentives) exceeds the contract residual value (including residual support) of the vehicle at lease termination, plus operating lease rental charges. The customer can terminate the lease at any point after commencement, subject to additional charges and fees. Both the consumer and the dealership have the option to purchase the vehicle at the end of the lease term, which generally range from 24 to 60 months, at the residual value of the vehicle, however it is not reasonably certain this option will be exercised and accordingly our consumer leases are classified as operating leases. In addition to the charges described above, the consumer is generally responsible for certain charges related to excess mileage or excessive wear and tear on the vehicle. These charges are deemed variable lease payments and, as these payments are not based on a rate or index, they are recognized as net depreciation expense on operating lease assets in our Consolidated Statement of Income as incurred.
When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Consolidated Statement of Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of December 31, 2022, and December 31, 2021, consumer operating leases with a carrying value, net of accumulated depreciation, of $56 million and $165 million, respectively, were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table details our investment in operating leases.

Year ended December 31, ($ in millions)	2022	2021
Vehicles	$12,304	$12,384
Accumulated depreciation	(1,860)	(1,522)
Investment in operating leases, net	$10,444	$10,862
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after December 31, 2022.

Year ended December 31, ($ in millions)
2023	$1,529
2024	964
2025	445
2026	105
2027	8
Total lease payments from operating leases	$3,051
We recognized operating lease revenue of $1.6 billion for both the years ended, December 31, 2022, and 2021, and $1.4 billion for the year ended December 31, 2020. Depreciation expense on operating lease assets includes net remarketing gains recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

Year ended December 31, ($ in millions)	2022	2021	2020
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$1,084	$914	$978
Remarketing gains, net	(170)	(344)	(127)
Net depreciation expense on operating lease assets	$914	$570	$851
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $7 million during the year ended December 31, 2022, $16 million during the year ended December 31, 2021, and $23 million during the year ended December 31, 2020.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Consolidated Balance Sheet was $481 million and $470 million as of December 31, 2022, and December 31, 2021, respectively. This includes lease payment receivables of $468 million and $457 million at December 31, 2022, and December 31, 2021, respectively, and unguaranteed residual assets of $13 million at both December 31, 2022, and 2021. Interest income on finance lease receivables was $30 million for the year ended December 31, 2022, and $27 million for the year ended December 31, 2021, and is included in interest and fees on finance receivables and loans in our Consolidated Statement of Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after December 31, 2022.

Year ended December 31, ($ in millions)
2023	$166
2024	132
2025	116
2026	63
2027	33
2028 and thereafter	10
Total undiscounted cash flows	520
Difference between undiscounted cash flows and discounted cash flows	(53)
Present value of lease payments recorded as lease receivable	$467
11.    Securitizations and Variable Interest Entities
Overview
We securitize, transfer, and service consumer automotive loans. We often securitize these loans (also referred to as financial assets) using SPEs. An SPE is a legal entity that is designed to fulfill a specified limited need of the sponsor. Our principal use of SPEs is to obtain

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
liquidity by securitizing certain of our financial assets. SPEs are often VIEs and may or may not be included on our Consolidated Balance Sheet. Additionally, we opportunistically sell consumer automotive and credit card whole-loans to SPEs where we have a continuing involvement.
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
Other than our customary representation, warranty, and covenant provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the SPEs are held by third parties. Representation, warranty, and certain covenant provisions generally require us to repurchase assets or indemnify the investor or other party for incurred losses to the extent it is determined that the assets were ineligible or were otherwise defective at the time of sale, or otherwise not in compliance with the ongoing covenant obligations. We did not provide any noncontractual financial support to any of these entities during 2022 or 2021. However in 2020, we voluntarily provided cumulative support of less than $1 million to our commercial securitization entity. This entity was temporarily impacted by our COVID-19 deferral program provided to commercial automotive customers.
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
The pretax gain on sales of financial assets into nonconsolidated VIEs was $1 million for the year ended December 31, 2022. We had no pretax gains or losses on sales of financial assets into nonconsolidated VIEs during the years ended December 31, 2021, or 2020. For

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
additional information regarding our significant accounting policies for nonconsolidated VIEs, refer to the Variable Interest Entities and Securitizations section of Note 1.
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

December 31, ($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
2022
On-balance sheet variable interest entities
Consumer automotive	$20,415	(b)	$2,553	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive	—		—		227	227	(d)
Consumer other (e)	—		—		103	103
Commercial other	2,199	(f)	873	(g)	—	2,767	(h)
Total	$22,614		$3,426		$330	$3,097
2021
On-balance sheet variable interest entities
Consumer automotive	$18,158	(b)	$1,162	(c)	$—	$—
Consumer other (e)	318		300		—	—
Off-balance sheet variable interest entities
Commercial other	1,814	(f)	726	(g)	—	2,416	(h)
Total	$20,290		$2,188		$—	$2,416
(a)Asset values represent the current unpaid principal balance of outstanding consumer automotive and credit card finance receivables and loans within the VIEs.
(b)Includes $10.6 billion and $11.0 billion of assets that were not encumbered by VIE beneficial interests held by third parties at December 31, 2022, and December 31, 2021, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $113 million and $124 million of liabilities that were not obligations to third-party beneficial interest holders at December 31, 2022, and December 31, 2021, respectively.
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
(f)Amounts are classified as other assets except for $38 million and $8 million classified as equity securities at December 31, 2022, and December 31, 2021, respectively.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the years ended December 31, 2022, 2021, and 2020. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

Year ended December 31, ($ in millions)	2022	2021	2020
Consumer automotive
Cash proceeds from transfers completed during the period	$238	$—	$—
Cash flows received on retained interests in securitization entities	—	—	12
Servicing fees	1	—	3
Cash disbursements for repurchases during the period	—	—	(2)
Consumer other (a)
Cash proceeds from transfers completed during the period	137	4	—
Servicing fees	13	—	—
Total	$389	$4	$13
(a)Represents activity from our credit card business.
Delinquencies and Net Credit Losses
The following tables present quantitative information about off-balance sheet whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
December 31, ($ in millions)	2022	2021	2022	2021
Whole-loan sales (a)
Consumer automotive	$227	$—	$2	$—
Consumer other	103	4	8	—
Total	$330	$4	$10	$—
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

	Net credit losses
Year ended December 31, ($ in millions)	2022	2021
Whole-loan sales (a)
Consumer other	$2	$—
Total	$2	$—
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
The following table summarizes information about our affordable housing investments.

Year ended December 31, ($ in millions)	2022	2021	2020
Affordable housing tax credits and other tax benefits (a)	$177	$144	$109
Tax credit amortization expense recognized as a component of income tax expense	147	118	90
(a)There were no impairment losses recognized during the years ended December 31, 2022, 2021, and 2020, resulting from the forfeiture or ineligibility of tax credits or other circumstances.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Our investment in qualified affordable housing projects was $1.6 billion and $1.4 billion at December 31, 2022, and December 31, 2021, respectively, and is included within other assets on our Consolidated Balance Sheet. Additionally, unfunded commitments to provide additional capital to investees in qualified affordable housing projects were $869 million and $724 million at December 31, 2022, and December 31, 2021, respectively, and are included within accrued expenses and other liabilities on our Consolidated Balance Sheet. Substantially all of the unfunded commitments at December 31, 2022, are expected to be paid out within the next five years.
12.    Premiums Receivable and Other Insurance Assets
Premiums receivable and other insurance assets consisted of the following.

December 31, ($ in millions)	2022	2021
Prepaid reinsurance premiums	$553	$549
Reinsurance recoverable on unpaid losses	72	81
Reinsurance recoverable on paid losses	26	23
Premiums receivable	114	97
Deferred policy acquisition costs	1,933	1,974
Total premiums receivable and other insurance assets	$2,698	$2,724
13.    Other Assets
The components of other assets were as follows.

December 31, ($ in millions)	2022	2021
Property and equipment at cost	$2,352	$2,139
Accumulated depreciation	(1,076)	(955)
Net property and equipment	1,276	1,184
Investment in qualified affordable housing projects	1,596	1,378
Net deferred tax assets	1,087	254
Nonmarketable equity investments	842	998
Goodwill	822	822
Accrued interest, fees, and rent receivables	786	600
Equity-method investments (a)	608	472
Restricted cash held for securitization trusts (b)	585	516
Other accounts receivable	164	127
Operating lease right-of-use assets	111	148
Net intangible assets	98	129
Restricted cash and cash equivalents (c)	66	92
Other assets	1,097	1,337
Total other assets	$9,138	$8,057
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The total carrying value of the nonmarketable equity investments held at December 31, 2022, and December 31, 2021, including cumulative unrealized gains and losses was as follows.

December 31, ($ in millions)	2022	2021
FHLB stock	$318	$289
FRB stock	401	449
Equity investments without a readily determinable fair value
Cost basis at acquisition	89	89
Adjustments
Upward adjustments	177	183
Downward adjustments (including impairment)	(143)	(12)
Carrying amount, equity investments without a readily determinable fair value	123	260
Nonmarketable equity investments	$842	$998
During the years ended December 31, 2022, and 2021, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of December 31, 2022, and 2021, were as follows.

Year ended December 31, ($ in millions)	2022	2021
Upward adjustments	$1	$88
Downward adjustments (including impairment) (a)	(138)	(1)
(a)No impairment on FHLB and FRB stock was recognized during the years ended December 31, 2022, and 2021.
Total (loss) gain on nonmarketable equity investments, net, which includes both realized and unrealized gains and losses, was a loss of $132 million for the year ended December 31, 2022, compared to a gain of $142 million for the year ended December 31, 2021.
The downward adjustments (including impairment) during the year ended December 31, 2022, was primarily driven by an impairment in our investment in the parent of BMC (BMC Holdco).
•During 2021, we sold a portion of our investment in BMC Holdco for proceeds of $45 million and realized gains totaling $38 million. In addition, during 2021, BMC Holdco and Aurora announced several agreements relevant to the valuation of our remaining investment in BMC Holdco.
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
•On February 7, 2023, Aurora announced the filing of a definitive proxy statement to hold a special meeting of its shareholders on February 24, 2023, to extend the date by which Aurora must consummate an initial business combination under its articles of association from March 8, 2023, to September 30, 2023, or any earlier date determined by its board. On the same day, Aurora also announced its entry into a second letter agreement with BMC Holdco and the existing investor that, in part and subject to specified conditions, (i) obligates Aurora and BMC Holdco to use reasonable best efforts to obtain shareholder approval of the extension proposal, to extend the Agreement End Date to September 30, 2023, prior to that approval, and to further extend that date to March 30, 2024, if necessary to provide sufficient time for the merger to be consummated, (ii) defers the maturity date of the investor’s Notes to September 30, 2023, and (iii) without limiting the investor’s rights under the bridge note purchase agreement, if the merger has not been consummated by the maturity date of the Notes, provides the investor with an option to alternatively exchange its Notes for Class B common stock and Series D equivalent preferred stock of BMC Holdco at specified valuations.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The letter agreement entered into during the third quarter of 2022 was a triggering event to assess our remaining investment in BMC Holdco for impairment. We recognized an impairment charge on this investment of $136 million during the third quarter of 2022. As of December 31, 2022, both the cost basis at acquisition and the carrying value of this investment were $19 million. The carrying value of this investment reflects cumulative upward adjustments of $136 million and cumulative downward adjustments (including impairment) of $136 million since acquisition.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2020	$20	$27	$296	$343
Goodwill acquired	—	—	479	479
Goodwill at December 31, 2021	$20	$27	$775	$822
Goodwill acquired	—	—	—	—
Goodwill at December 31, 2022	$20	$27	$775	$822
(a)Includes $479 million of goodwill associated with Ally Credit Card at both December 31, 2022, and December 31, 2021, and $153 million of goodwill associated with Ally Lending at both December 31, 2022, and December 31, 2021, and $143 million of goodwill associated with Ally Invest at both December 31, 2022, and December 31, 2021.
The net carrying value of intangible assets by class was as follows.

	2022 (a)			2021
December 31, ($ in millions)	Gross intangible assets	Accumulated amortization	Net carrying value	Gross intangible assets	Accumulated amortization	Net carrying value
Technology	$122	$(53)	$69	$122	$(36)	$86
Customer lists	58	(51)	7	58	(42)	16
Purchased credit card relationships	25	(4)	21	25	—	25
Trademarks	2	(1)	1	2	—	2
Total intangible assets	$207	$(109)	$98	$207	$(78)	$129
(a)We expect to recognize amortization expense of $26 million and $19 million for the years ended December 31, 2023, and 2024, respectively, and $14 million for each of the years ended December 31, 2025, 2026, and 2027.
14.    Deposit Liabilities
Deposit liabilities consisted of the following.

December 31, ($ in millions)	2022	2021
Noninterest-bearing deposits	$185	$150
Interest-bearing deposits
Savings, money market, and checking accounts	110,776	102,455
Certificates of deposit	41,336	38,953
Total deposit liabilities	$152,297	$141,558
At December 31, 2022, and December 31, 2021, certificates of deposit included $5.6 billion and $7.2 billion, respectively, of those in denominations in excess of $250 thousand federal insurance limits.
The following table presents the scheduled maturity of total certificates of deposit at December 31, 2022.

($ in millions)
Due in 2023	$26,072
Due in 2024	10,341
Due in 2025	3,143
Due in 2026	863
Due in 2027	917
Total certificates of deposit (a)	$41,336
(a)Includes $4.2 billion of certificates of deposit that are estimated to be uninsured. In some instances, certificates of deposits in excess of federal insurance limits may be insured based upon the number of account owners, beneficiaries, and accounts held.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
15.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	2022			2021
December 31, ($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$1,900	$1,900	$—	$—	$—
Securities sold under agreements to repurchase	—	499	499	—	—	—
Total short-term borrowings	$—	$2,399	$2,399	$—	$—	$—
Weighted average interest rate (b)			4.5%			—%
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
(b)Based on the debt outstanding and the interest rate at December 31 of each year.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of December 31, 2022, the securities sold under agreements to repurchase consisted of $499 million of agency mortgage-backed residential debt securities. The repurchase agreements are set to mature within 31 to 60 days. Refer to Note 8 and Note 21 for further details.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At December 31, 2022, we placed cash collateral of $1 million subsequent to the execution of the repurchase agreements, and we did not receive any collateral. At December 31, 2021, we did not place or receive any collateral.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Long-Term Debt
The following tables present the composition of our long-term debt portfolio.

December 31, ($ in millions)	Amount	Interest rate	Weighted average stated interest rate (a)	Due date range
2022
Unsecured debt
Fixed rate (b)	$9,929
Hedge basis adjustments (c)	108
Total unsecured debt	10,037	0.60–8.00%	5.08%	2023–2032
Secured debt
Fixed rate	7,603
Variable rate (d)	118
Hedge basis adjustment (c)	4
Total secured debt (e) (f)	7,725	0.72–5.29%	2.71%	2023–2027
Total long-term debt	$17,762
2021
Unsecured debt
Fixed rate (b)	$9,297
Hedge basis adjustments (c)	113
Total unsecured debt	9,410	0.60–8.00%	4.87%	2022–2031
Secured debt
Fixed rate	7,502
Variable rate (d)	120
Hedge basis adjustment (c)	(3)
Total secured debt (e) (f)	7,619	0.72–6.86%	2.14%	2022–2025
Total long-term debt	$17,029
(a)Based on the debt outstanding and the interest rate at December 31 of each year excluding any impacts of interest rate hedges.
(b)Includes subordinated debt of $1.0 billion at both December 31, 2022, and 2021.
(c)Represents the basis adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 21 for additional information.
(d)Represents long-term debt that does not have a stated interest rate.
(e)Includes $2.4 billion and $1.3 billion of VIE secured debt at December 31, 2022, and 2021, respectively.
(f)Includes advances from the FHLB of Pittsburgh of $5.3 billion and $6.3 billion at December 31, 2022, and 2021, respectively.

	2022			2021
December 31, ($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$2,023	$2,395	$4,418	$1,028	$4,841	$5,869
Due after one year	8,014	5,330	13,344	8,382	2,778	11,160
Total long-term debt	$10,037	$7,725	$17,762	$9,410	$7,619	$17,029
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 21 for additional information.
To achieve the desired balance between fixed- and variable-rate debt, we may utilize interest rate swap agreements. These derivative financial instruments have the effect of synthetically converting our fixed-rate debt into variable-rate obligations. As of December 31, 2022, we had $2.5 billion of interest rate swap agreements outstanding. We did not have any derivative financial instruments that synthetically converted fixed-rate debt into variable-rate obligations or variable-rate debt into fixed-rate obligations at December 31, 2021.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents the scheduled remaining maturity of long-term debt at December 31, 2022, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2023	2024	2025	2026	2027	2028 and thereafter	Total
Unsecured
Long-term debt	$2,084	$1,474	$2,471	$23	$1,539	$3,328	$10,919
Original issue discount	(61)	(68)	(73)	(82)	(93)	(505)	(882)
Total unsecured	2,023	1,406	2,398	(59)	1,446	2,823	10,037
Secured
Long-term debt	2,395	2,930	1,420	894	76	10	7,725
Total long-term debt	$4,418	$4,336	$3,818	$835	$1,522	$2,833	$17,762
The following summarizes assets restricted as collateral for the payment of the related debt obligation.

December 31, ($ in millions)	2022	2021
Consumer mortgage finance receivables	$19,771	$17,941
Consumer automotive finance receivables	11,759	9,122
Commercial finance receivables	4,210	10
Investment securities (a)	3,525	—
Credit card receivables	—	347
Total assets restricted as collateral (b) (c) (d)	$39,265	$27,420
Secured debt (e)	$10,124	$7,619
(a)A portion of the restricted investment securities at December 31, 2022, was restricted under repurchase agreements. Refer to the section above titled Short-Term Borrowings for information on the repurchase agreements.
(b)All restricted assets are those of Ally Bank.
(c)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $27.0 billion and $18.0 billion at December 31, 2022, and December 31, 2021, respectively. These assets were composed primarily of consumer mortgage finance receivables and loans. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $2.4 billion at both December 31, 2022, and December 31, 2021. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(d)Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Consolidated Balance Sheet. Refer to Note 13 for additional information.
(e)Includes $2.4 billion of short-term borrowings at December 31, 2022.
16.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

December 31, ($ in millions)	2022	2021
Unfunded commitments for investment in qualified affordable housing projects	$869	$724
Accounts payable	435	584
Employee compensation and benefits	424	512
Deferred revenue	169	176
Operating lease liabilities	137	175
Reserves for insurance losses and loss adjustment expenses	119	122
Other liabilities	495	460
Total accrued expenses and other liabilities	$2,648	$2,753

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
17.    Equity
Common Stock
The following table presents changes in the number of shares issued and outstanding.

(shares in thousands) (a)	2022	2021	2020
Common stock
Total issued at January 1,	504,522	501,237	496,958
New issuances
Employee benefits and compensation plans	3,161	3,284	4,279
Total issued at December 31,	507,683	504,522	501,237
Treasury balance at January 1,	(166,581)	(126,563)	(122,626)
Repurchase of common stock (b)	(41,778)	(40,018)	(3,937)
Total treasury stock at December 31,	(208,358)	(166,581)	(126,563)
Total outstanding at December 31,	299,324	337,941	374,674
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

December 31, 2022
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
18.    Accumulated Other Comprehensive Loss
The following tables present changes, net of tax, in each component of accumulated other comprehensive loss.

($ in millions)	Unrealized gains (losses) on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at January 1, 2020	$208	$19	$2	$(106)	$123
Net change	432	—	80	(4)	508
Balance at December 31, 2020	640	19	82	(110)	631
Net change	(735)	—	(47)	(7)	(789)
Balance at December 31, 2021	(95)	19	35	(117)	(158)
Net change	(4,000)	(1)	(17)	117	(3,901)
Balance at December 31, 2022	$(4,095)	$18	$18	$—	$(4,059)
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio.
(b)For additional information on derivative instruments and hedging activities, refer to Note 21.
Our qualified defined benefit pension plan was frozen in 2006. As of December 31, 2021, we disclosed our intention to settle the qualified defined benefit pension plan in the future. During 2022, we executed our plan to settle the liability in two phases: (1) a single, lump-sum payment window program; and (2) the purchase of an annuity contract from an independent insurance company for the remainder of the liability. The independent insurance company has assumed the obligation to pay the outstanding accrued benefits to the participants and beneficiaries of the plan. As a result of this action, we realized a loss of $115 million upon reclassification from accumulated other comprehensive loss, which included $71 million of compensation and benefits expense and $44 million of income tax expense, which included $61 million of realized stranded tax effects.
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Year ended December 31, 2022 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(5,222)		$1,240		$(3,982)
Less: Net realized gains reclassified to income from continuing operations	23	(a)	(5)	(b)	18
Net change	(5,245)		1,245		(4,000)
Translation adjustments
Net unrealized losses arising during the period	(10)		2		(8)
Net investment hedges (c)
Net unrealized gains arising during the period	8		(1)		7
Cash flow hedges (c)
Net unrealized losses arising during the period	(2)		—		(2)
Less: Net realized gains reclassified to income from continuing operations	21	(d)	(6)	(b)	15
Net change	(23)		6		(17)
Defined benefit pension plans
Net unrealized gains arising during the period	2		—		2
Less: Net realized losses reclassified to income from continuing operations	(71)	(e)	(44)	(b)	(115)
Net change	73		44		117
Other comprehensive loss	$(5,197)		$1,296		$(3,901)
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
(e)Includes losses reclassified to compensation and benefits expense in our Consolidated Statement of Income as a result of the settlement of our qualified defined benefit pension plan.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2021 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(859)		$203		$(656)
Less: Net realized gains reclassified to income from continuing operations	102	(a)	(23)	(b)	79
Net change	(961)		226		(735)
Cash flow hedges (c)
Less: Net realized gains reclassified to income from continuing operations	61	(d)	(14)	(b)	47
Defined benefit pension plans
Net unrealized losses arising during the period	(11)		3		(8)
Less: Net realized losses reclassified to income from continuing operations	(1)		—	(b)	(1)
Net change	(10)		3		(7)
Other comprehensive loss	$(1,032)		$243		$(789)
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
19.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

Year ended December 31, ($ in millions, except per share data; shares in thousands) (a)	2022	2021	2020
Net income from continuing operations	$1,715	$3,065	$1,086
Preferred stock dividends — Series B	(63)	(36)	—
Preferred stock dividends — Series C	(47)	(21)	—
Net income from continuing operations attributable to common stockholders	$1,605	$3,008	$1,086
Loss from discontinued operations, net of tax	(1)	(5)	(1)
Net income attributable to common stockholders	$1,604	$3,003	$1,085
Basic weighted-average common shares outstanding (b)	316,690	362,583	375,629
Diluted weighted-average common shares outstanding (b) (c)	318,629	365,180	377,101
Basic earnings per common share
Net income from continuing operations	$5.07	$8.30	$2.89
Loss from discontinued operations, net of tax	—	(0.01)	—
Net income	$5.06	$8.28	$2.89
Diluted earnings per common share
Net income from continuing operations	$5.04	$8.24	$2.88
Loss from discontinued operations, net of tax	—	(0.01)	—
Net income	$5.03	$8.22	$2.88
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.
(c)During the year ended December 31, 2020, there were 0.8 million in shares underlying share-based awards excluded because their inclusion would have been antidilutive. There were no antidilutive shares during the years ended December 31, 2022, and 2021.
20.    Regulatory Capital and Other Regulatory Matters
Ally is subject to enhanced prudential standards that have been established by the FRB under the Dodd-Frank Act, as amended by the EGRRCP Act and as applied to Category IV firms under the Tailoring Rules. As a Category IV firm, Ally is (1) subject to supervisory stress testing on a two-year cycle, (2) required to submit an annual capital plan to the FRB, (3) exempted from company-run capital stress testing requirements, (4) required to maintain a buffer of unencumbered highly liquid assets to meet projected net stressed cash outflows over a 30-day planning horizon, (5) exempted from the requirements of the LCR and the net stable funding ratio (provided that our average wSTWF continues to remain under $50 billion), and (6) exempted from the requirements of the supplementary leverage ratio, the countercyclical capital buffer, and single-counterparty credit limits. Even so, we are subject to rules enabling the FRB to conduct supervisory stress testing on a more or less frequent basis based on our financial condition, size, complexity, risk profile, scope of operations, or activities or based on risks to the U.S. economy. Further, we are subject to rules requiring the resubmission of our capital plan if we determine that there has been or will be a material change in our risk profile, financial condition, or corporate structure since we last submitted the capital plan or if the FRB determines that (a) our capital plan is incomplete or our capital plan or internal capital adequacy process contains material weaknesses, (b) there has been, or will likely be, a material change in our risk profile (including a material change in our business strategy or any risk exposure), financial condition, or corporate structure, or (c) the BHC stress scenario(s) are not appropriate for our business model and portfolios, or changes in the financial markets or the macroeconomic outlook that could have a material impact on our risk profile and financial condition require the use of updated scenarios. While a resubmission is pending, without prior approval of the FRB, we would generally be prohibited from paying dividends, repurchasing our common stock, or making other capital distributions. In addition, to satisfy the FRB in its review of our capital plan, we may be required to further cease or limit these capital distributions or to issue capital instruments that could be dilutive to stockholders. The FRB also may prevent us from maintaining or expanding lending or other business activities.
Basel Capital Framework
The FRB and other U.S. banking agencies have adopted risk-based and leverage capital rules that establish minimum capital-to-asset ratios for BHCs, like Ally, and depository institutions, like Ally Bank.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm like Ally is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of December 31, 2022, the stress capital buffer requirement for Ally is 2.5%.
Ally and Ally Bank are subject to the U.S. Basel III standardized approach for counterparty credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities.
Failure to satisfy regulatory-capital requirements could result in significant sanctions—such as bars or other limits on capital distributions and discretionary bonuses to executive officers, limitations on acquisitions and new activities, restrictions on our acceptance of brokered deposits, a loss of our status as an FHC, or informal or formal enforcement and other supervisory actions—and could have a significant adverse effect on the Consolidated Financial Statements or the business, results of operations, financial condition, or prospects of Ally and Ally Bank.
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both December 31, 2022, and December 31, 2021, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
Under FDICIA and the PCA framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Brokered deposits totaled $12.6 billion at December 31, 2022, which represented 8.3% of Ally Bank’s total deposits.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes our capital ratios under U.S. Basel III.

	December 31, 2022		December 31, 2021		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$14,592	9.27%	$15,143	10.34%	4.50%	(b)
Ally Bank	17,011	11.38	17,253	12.39	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$16,867	10.72%	$17,403	11.89%	6.00%	6.00%
Ally Bank	17,011	11.38	17,253	12.39	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$19,209	12.21%	$19,724	13.47%	8.00%	10.00%
Ally Bank	18,888	12.64	18,995	13.64	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$16,867	8.65%	$17,403	9.67%	4.00%	(b)
Ally Bank	17,011	9.23	17,253	10.12	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally was required to maintain a minimum capital conservation buffer of 2.5% and 3.5% at December 31, 2022, and December 31, 2021, respectively, and Ally Bank was required to maintain a minimum capital conservation buffer of 2.5% at both December 31, 2022, and December 31, 2021.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
On January 1, 2020, we adopted CECL. Refer to Note 1 for additional information about our allowance for loan losses accounting policy. Under a rule finalized by the FRB and other U.S. banking agencies in 2020, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we deferred and began phasing in on January 1, 2022, is generally calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of December 31, 2022, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $887 million.
In December 2017, the Basel Committee approved revisions to the global Basel III capital framework (commonly known as the Basel III endgame or as Basel IV), many of which—if adopted in the United States—could heighten regulatory capital standards. While these revisions were planned for implementation by member countries by January 1, 2023, the U.S. banking agencies have yet to propose rules to do so. At this time, how the revisions will be harmonized and finalized in the United States remains unclear.
Capital Planning and Stress Tests
Under the Tailoring Rules, we are generally subject to supervisory stress testing on a two-year cycle and exempted from mandated company-run capital stress testing requirements. We are also required to submit an annual capital plan to the FRB. Our annual capital plan must include an assessment of our expected uses and sources of capital and a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any dividend or other capital distribution, and any similar action that the FRB determines could have an impact on our capital. The plan must also include a detailed description of our process for assessing capital adequacy, including a discussion of how we, under expected and stressful conditions, will maintain capital commensurate with our risks and above the minimum regulatory capital ratios, will serve as a source of strength to Ally Bank, and will maintain sufficient capital to continue our operations by maintaining ready access to funding, meeting our obligations to creditors and other counterparties, and continuing to serve as a credit intermediary.
The Tailoring Rules align capital planning, supervisory stress testing, and stress capital buffer requirements for large banking organizations like Ally. As a Category IV firm, Ally is expected to have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which Ally would not generally be subject to the supervisory stress test. Refer to the section titled Basel Capital Framework above for further discussion about our stress capital buffer requirements. During a year in which Ally does not undergo a supervisory stress test, we would receive an updated stress capital buffer requirement only to reflect our updated planned common-stock dividends. Ally did not elect to participate in the 2021 or 2023 supervisory stress test but was subject to the 2022 supervisory stress test.
We submitted our 2021 capital plan on April 5, 2021, which included planned capital distributions to common stockholders through share repurchases and cash dividends and other capital actions over the nine-quarter planning horizon. On January 11, 2021, our Board

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
authorized a stock-repurchase program, permitting us to repurchase up to $1.6 billion of our common stock from time to time from the first quarter of 2021 through the fourth quarter of 2021 subject to restrictions imposed by the FRB. On July 12, 2021, our Board authorized an increase in the maximum amount of this stock-repurchase program, from $1.6 billion to $2.0 billion. During the second quarter of 2021, we issued $1.35 billion of Series B Preferred Stock and $1.0 billion of Series C Preferred Stock, both of which qualify as additional Tier 1 capital under U.S. Basel III. The proceeds from these issuances were used to redeem a portion of the Series 2 TRUPS then outstanding. Refer to Note 17 for additional details about these instruments and capital actions. In June 2021, we submitted an updated capital plan to the FRB reflecting these capital actions and increases in our stock-repurchase program and common-stock dividend. This updated capital plan was used by the FRB to recalculate Ally’s final stress capital buffer requirement, which was announced in August 2021 and remained unchanged at 3.5%. We submitted our 2022 capital plan to the FRB on April 5, 2022. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2022, which was determined to be 2.5%. The updated 2.5% stress capital buffer requirement was finalized in August 2022 and became effective on October 1, 2022.
On January 10, 2022, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of our common stock from time to time from the first quarter of 2022 through the fourth quarter of 2022 subject to restrictions imposed by the FRB, and an increase in our cash dividend on common stock from $0.25 per share for the fourth quarter of 2021 to $0.30 per share for the first quarter of 2022. During the year ended December 31, 2022, we repurchased $1.65 billion of common stock under our stock-repurchase program. Since the commencement of our initial stock-repurchase program in the third quarter of 2016, we have reduced the number of outstanding shares of our common stock by 38%, from 484 million as of June 30, 2016, to 299 million as of December 31, 2022. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), the taxation of share repurchases, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.
The following table presents information related to our common stock and distributions to our common stockholders.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2021
First quarter	$219	5,276	374,674	371,805	$0.19
Second quarter	502	9,641	371,805	362,639	0.19
Third quarter	679	13,055	362,639	349,599	0.25
Fourth quarter	594	12,046	349,599	337,941	0.25
2022
First quarter	$584	12,548	337,941	327,306	$0.30
Second quarter	600	15,031	327,306	312,781	0.30
Third quarter	415	12,468	312,781	300,335	0.30
Fourth quarter	51	1,731	300,335	299,324	0.30
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)On January 17, 2023, our Board declared a quarterly cash dividend of $0.30 per share on all common stock, payable on February 15, 2023, to stockholders of record at the close of business on February 1, 2023. Refer to Note 30 for further information regarding this common-stock dividend.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Depository Institutions
Ally Bank is a member of the Federal Reserve System and is subject to regulation, supervision, and examination by the FRB, the UDFI, the FDIC, and the CFPB. Ally Bank is an insured depository institution and, as such, is required to file periodic reports with the FDIC about its financial condition. Total assets of Ally Bank were $181.9 billion and $172.8 billion at December 31, 2022, and 2021, respectively. Federal and Utah law place a number of conditions, limits, and other restrictions on dividends and other capital distributions that may be paid by Ally Bank to IB Finance and thus indirectly to Ally. Dividends or other distributions made by Ally Bank indirectly to Ally were $3.2 billion and $3.5 billion in 2022 and 2021, respectively.
Under rules of the FDIC, Ally Bank is required to periodically submit to the FDIC a resolution plan (commonly known as a living will) that would enable the FDIC, as receiver, to resolve Ally Bank in the event of its insolvency under the FDI Act in a manner that ensures that depositors receive access to their insured deposits within one business day of Ally Bank’s failure (two business days if the failure occurs on a day other than Friday), maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by creditors in the resolution. In June 2021, the FDIC issued a Statement on Resolution Plans for Insured Depository Institutions, which in part establishes a three-year filing cycle for banks with $100 billion or more in total assets like Ally Bank. Ally Bank submitted its most recent resolution plan on December 1, 2022, which is now under review by the FDIC for a period of up to 12 months.
Insurance Companies
Some of our insurance operations—including in the United States, Canada, and Bermuda—are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions, and rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under state and foreign insurance laws, dividend distributions may be made only from statutory unassigned surplus with approvals required from applicable regulatory authorities for dividends in excess of statutory limitations. At December 31, 2022, the maximum dividend that could be paid by the U.S. insurance subsidiaries over the next 12 months without prior statutory approval was $101 million.
21.    Derivative Instruments and Hedging Activities
We enter into derivative instruments, which may include interest rate swaps, foreign-currency forwards, equity options, and interest rate options in connection with our risk-management activities. Our primary objective for using derivative financial instruments is to manage interest rate risk associated with our fixed-rate and variable-rate assets and liabilities, foreign exchange risks related to our net investments in foreign subsidiaries, as well as foreign-currency denominated assets and liabilities, and other market risks related to our investment portfolio.
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
Derivatives qualifying for hedge accounting treatment can include receive-fixed swaps designated as fair value hedges of specific fixed-rate unsecured debt obligations, receive-fixed swaps designated as fair value hedges of specific fixed-rate FHLB advances, pay-fixed swaps designated as fair value hedges of securities within our available-for-sale portfolio, and pay-fixed swaps designated as fair value hedges of fixed-rate held-for-investment consumer automotive loan assets. Other derivatives qualifying for hedge accounting consist of interest rate floor contracts designated as cash flow hedges of the expected future cash flows in the form of interest receipts on a portion of our dealer floorplan commercial loans, as well as pay-fixed swaps designated as cash flow hedges of the expected future cash flows in the form of interest payments on deposit liabilities and other forecasted transactions.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the years ended December 31, 2022, 2021, or 2020.
We placed cash and noncash collateral totaling $2 million and $384 million, respectively, supporting our derivative positions at December 31, 2022, compared to $2 million and $203 million of cash and noncash collateral at December 31, 2021, in accounts maintained by counterparties. These amounts include noncash collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Consolidated Balance Sheet in other assets. We granted our counterparties the right to sell or pledge the noncash collateral.
We received cash collateral from counterparties totaling $23 million and $4 million in accounts maintained by counterparties at December 31, 2022, and 2021, respectively. These amounts exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Consolidated Balance Sheet in accrued expenses and other liabilities.

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

	2022			2021
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
December 31, ($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$30,619	$—	$—	$17,039
Purchased options	22	—	2,800	—	—	—
Foreign exchange contracts
Forwards	—	1	151	—	2	171
Total derivatives designated as accounting hedges	22	1	33,570	—	2	17,210
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	—	—	37	1	—	223
Written options	—	—	79	5	2	580
Total interest rate risk	—	—	116	6	2	803
Foreign exchange contracts
Futures and forwards	—	1	147	—	1	154
Total foreign exchange risk	—	1	147	—	1	154
Credit contracts (a)
Other credit derivatives	—	39	n/a	—	56	n/a
Total credit risk	—	39	n/a	—	56	n/a
Equity contracts
Written options	—	1	—	—	1	2
Purchased options	1	—	—	1	—	—
Total equity risk	1	1	—	1	1	2
Total derivatives not designated as accounting hedges	1	41	263	7	60	959
Total derivatives	$23	$42	$33,833	$7	$62	$18,169
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $82 million and $119 million as of December 31, 2022, and December 31, 2021, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents amounts recorded on our Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

December 31, ($ in millions)	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
	2022	2021	2022	2021	2022	2021
Assets
Available-for-sale securities (b)	$11,265	$5,119	$(180)	$(14)	$(181)	$(30)
Finance receivables and loans, net (c)	46,390	44,098	(617)	(37)	(57)	46
Liabilities
Long-term debt	$7,697	$7,213	$112	$110	$120	$110
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include the amortized cost basis and unallocated basis adjustments of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2022, and December 31, 2021, the amortized cost basis and unallocated basis adjustments of the closed portfolios used in these hedging relationships was $10.0 billion and $3.9 billion, respectively, of which $9.7 billion and $1.6 billion, respectively, represents the amortized cost basis and unallocated basis adjustments of closed portfolios designated in an active hedge relationship. At December 31, 2022, and December 31, 2021, the total cumulative basis adjustments associated with these hedging relationships was a $135 million liability and a $6 million liability, respectively, of which the portion related to discontinued hedging relationships was a $138 million liability and a $20 million liability, respectively. At December 31, 2022, and December 31, 2021, the notional amounts of the designated hedged items were $4.0 billion and $1.2 billion, respectively, with cumulative basis adjustments of a $3 million asset and a $14 million asset, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. Refer to Note 8 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)These amounts include the carrying value of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2022, and December 31, 2021, the carrying value of the closed portfolios used in these hedging relationships was $46.4 billion and $44.1 billion, respectively, of which $46.1 billion and $43.5 billion, respectively, represents the carrying value of closed portfolios designated in an active hedge relationship. At December 31, 2022, and December 31, 2021, the total cumulative basis adjustments associated with these hedging relationships was a $617 million liability and a $37 million liability, respectively, of which the portion related to discontinued hedging relationships was a $57 million liability and a $46 million asset, respectively. At December 31, 2022, and December 31, 2021, the notional amounts of the designated hedged items were $22.8 billion and $15.6 billion, respectively, with cumulative basis adjustments of a $560 million liability and an $82 million liability, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Consolidated Statement of Income.

Year ended December 31, ($ in millions)	2022	2021	2020
Gain (loss) recognized in earnings
Interest rate contracts
Gain (loss) on mortgage and automotive loans, net	$14	$(12)	$(10)
Other income, net of losses	8	8	(19)
Total interest rate contracts	22	(4)	(29)
Foreign exchange contracts
Other operating expenses	8	(1)	(7)
Total foreign exchange contracts	8	(1)	(7)
Credit contracts
Interest and fees on finance receivables and loans	—	—	(4)
Other income, net of losses	(2)	(24)	(1)
Total credit contracts	(2)	(24)	(5)
Total gain (loss) recognized in earnings	$28	$(29)	$(41)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Consolidated Statement of Income.

	Interest and fees on finance receivables and loans			Interest and dividends on investment securities and other earning assets			Interest on deposits			Interest on long-term debt
Year ended December 31, ($ in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1	$68	$(135)
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	—	—	—	(1)	(68)	135
Hedged fixed-rate FHLB advances	—	—	—	—	—	—	—	—	—	(5)	—	—
Derivatives designated as hedging instruments on fixed-rate FHLB advances	—	—	—	—	—	—	—	—	—	5	—	—
Hedged available-for-sale securities	—	—	—	(185)	(40)	38	—	—	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	—	185	40	(38)	—	—	—	—	—	—
Hedged fixed-rate consumer automotive loans	(599)	(215)	139	—	—	—	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	599	215	(139)	—	—	—	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—	—	—	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Hedged deposit liabilities
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	—	(1)	(8)	—	—	—
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive income into income	21	58	73	—	—	—	—	—	—	—	—	—
Reclassified from accumulated other comprehensive income into income as a result of a forecasted transaction being probable not to occur	—	4	—	—	—	—	—	—	—	—	—	—
Other hedged forecasted transactions
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	—	—	—	(1)	—	—
Total gain (loss) on cash flow hedging relationships	$21	$62	$73	$—	$—	$—	$—	$(1)	$(8)	$(1)	$—	$—
Total amounts presented in the Consolidated Statement of Income	$8,099	$6,468	$6,581	$841	$600	$736	$1,987	$1,045	$1,952	$763	$860	$1,249
During the next 12 months, we estimate $14 million of gains will be reclassified into pretax earnings from derivatives designated as cash flow hedges.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Consolidated Statement of Income.

	Interest and fees on finance receivables and loans			Interest and dividends on investment securities and other earning assets			Interest on long-term debt
Year ended December 31, ($ in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$—	$—	$5	$4	$12
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	—	1	5	—
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	—	—	(3)	(13)	(22)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	—	17	(4)	(7)	—	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	—	(1)	(6)	(6)	—	—	—
Amortization of deferred loan basis adjustments	18	(46)	(49)	—	—	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	129	(122)	(121)	—	—	—	—	—	—
Total gain (loss) on fair value hedging relationships	$147	$(168)	$(170)	$16	$(10)	$(13)	$3	$(4)	$(10)
Gain on cash flow hedging relationships
Interest rate contracts
Interest for qualifying accounting hedges of variable-rate commercial loans	$—	$—	$1	$—	$—	$—	$—	$—	$—
Total gain on cash flow hedging relationships	$—	$—	$1	$—	$—	$—	$—	$—	$—
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

Year ended December 31, ($ in millions)	2022	2021	2020
Interest rate contracts
(Loss) gain recognized in other comprehensive loss	$(23)	$(61)	$105
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss.

Year ended December 31, ($ in millions)	2022	2021	2020
Foreign exchange contracts (a) (b)
Gain (loss) recognized in other comprehensive loss	$8	$—	$(4)
(a)There were no amounts excluded from effectiveness testing for the years ended December 31, 2022, 2021, or 2020.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Consolidated Statement of Income. There were no amounts reclassified for the years ended December 31, 2022, 2021, or 2020.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
22.    Income Taxes
The significant components of income tax expense from continuing operations were as follows.

Year ended December 31, ($ in millions)	2022	2021	2020
Current income tax expense
U.S. federal	$1	$502	$—
Foreign	3	4	6
State and local	9	168	80
Total current expense	13	674	86
Deferred income tax expense (benefit)
U.S. federal	493	151	280
Foreign	(1)	—	1
State and local	61	(35)	(39)
Total deferred expense	553	116	242
Other tax expense (a)	61	—	—
Total income tax expense from continuing operations	$627	$790	$328
(a)Represents the realization of stranded tax amounts, under the portfolio method, connected to our qualified defined benefit pension plan that was settled during the year ended December 31, 2022. These stranded tax amounts had accumulated in other comprehensive loss over time. Refer to Note 18 for additional information.
A reconciliation of income tax expense from continuing operations with the amounts at the statutory U.S. federal income tax rate is shown in the following table.

Year ended December 31, ($ in millions)	2022	2021	2020
Statutory U.S. federal tax expense	$492	$810	$297
Change in tax resulting from
State and local income taxes, net of federal income tax benefit	77	106	36
Tax credits, excluding expirations	(73)	(58)	(29)
Settlement of qualified defined benefit pension plan	61	—	—
Valuation allowance change, excluding expirations	54	(78)	(3)
Nondeductible expenses	31	30	37
Other, net	(15)	(20)	(10)
Total income tax expense from continuing operations	$627	$790	$328
For the year ended December 31, 2022, consolidated income tax expense from continuing operations was largely driven by pretax earnings, the settlement of our qualified defined benefit pension plan, and an increase of the valuation allowance on foreign tax credit carryforwards, partially offset by an income tax benefit related to various tax credits. The increase in the valuation allowance was primarily driven by a reduction in forecasted foreign-sourced income caused by revised estimates from certain previously executed and forecasted securitization transactions. During 2022, we lowered our income tax benefit from these securitization transactions due to the recharacterization of certain income that was previously foreign-sourced income as domestically sourced and higher interest expense assumptions. For the year ended December 31, 2021, consolidated income tax expense from continuing operations was largely driven by pretax earnings for the year, partially offset by an income tax benefit from the release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2021. The release of valuation allowance was primarily driven by an increase in forecasted foreign-sourced income related to our capacity to engage in certain securitization transactions and the market demand from investors related to these transactions, coupled with the anticipated timing of the forecasted expiration of foreign tax credit carryforwards, resulting in a nonrecurring tax benefit. For the year ended December 31, 2020, consolidated income tax expense from continuing operations was largely driven by pretax earnings for the year.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, ($ in millions)	2022	2021
Deferred tax assets
Adjustments to available-for-sale securities, equity securities, and hedging transactions (a)	$1,095	$124
Tax credit carryforwards	960	1,014
Adjustments to loan value	822	920
U.S. federal tax loss carryforwards (b)	428	256
State and local taxes	310	233
Other	470	480
Gross deferred tax assets	4,085	3,027
Valuation allowance (c)	(644)	(839)
Deferred tax assets, net of valuation allowance	3,441	2,188
Deferred tax liabilities
Lease transactions	1,831	1,385
Deferred acquisition costs	394	403
Other	145	156
Gross deferred tax liabilities	2,370	1,944
Net deferred tax assets (d)	$1,071	$244
(a)Amounts primarily include $1.0 billion and $104 million of deferred tax assets related to available-for-sale securities at December 31, 2022, and 2021, respectively.
(b)Primarily the result of a 100% bonus depreciation election for 2022 and 2021 operating lease originations.
(c)The valuation allowance decreased $195 million to $644 million at December 31, 2022, as a result of a $249 million reduction related to the expiration of foreign tax credit carryforwards, partially offset by an increase of $54 million predominantly related to a reduction in forecasted foreign-sourced income.
(d)Amounts include $1.1 billion and $254 million of net deferred tax assets included in other assets on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax asset position, and $16 million and $10 million included in accrued expenses and other liabilities on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax liability position at December 31, 2022, and 2021, respectively.
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
The following table summarizes net deferred tax assets including related valuation allowances at December 31, 2022.

($ in millions)	Deferred tax asset		Valuation allowance	Net deferred tax asset	Years of expiration
Tax credit carryforwards
Foreign tax credits	$765		$(517)	$248	2023–2032
General business credits	$195		$—	$195	2023–2042
Total tax credit carryforwards	960		(517)	443
Tax loss carryforwards
Net operating losses — federal	428		—	428	2027–Indefinite
Net operating losses — state	166	(a)	(127)	39	2023–Indefinite
Total U.S. federal and state tax loss carryforwards	594		(127)	467
Other net deferred tax assets	161		—	161	n/a
Net deferred tax assets (liabilities)	$1,715		$(644)	$1,071
n/a = not applicable
(a)State net operating loss carryforwards are included in the state and local taxes and other liabilities totals disclosed in our deferred inventory table above.
As of December 31, 2022, we have recognized negligible deferred tax liabilities for incremental U.S. federal taxes that stem from temporary differences related to investment in foreign subsidiaries or corporate joint ventures as there is no assertion of indefinite reinvestment outside of the United States.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits.

($ in millions)	2022	2021	2020
Balance at January 1,	$53	$53	$48
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	2	7	5
Reductions for tax positions of prior years	(2)	(7)	—
Settlements	(7)	—	—
Expiration of statute of limitations	—	—	—
Balance at December 31,	$46	$53	$53
Included in the unrecognized tax benefits balances are some items, the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences and the portion of gross state unrecognized tax benefits that would be offset by the tax benefit of the associated U.S. federal deduction. The balance of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $36 million for the year ended December 31, 2022, and $42 million for both of the years ended December 31, 2021, and 2020.
We recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively. For the year ended December 31, 2022, the cumulative accrued balance for interest and penalties was $3 million and penalties of $2 million were accrued during the year. For both of the years ended December 31, 2021, and 2020, the cumulative accrued balance for interest and penalties was $1 million or less and interest and penalties of less than $1 million were accrued each year.
It is reasonably possible that the unrecognized tax benefits will decrease by up to $45 million over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdictions.
We file tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Our most significant operations are in the United States and Canada. The oldest tax years that remain subject to examination for those jurisdictions are 2019 and 2011, respectively.
23.    Share-based Compensation Plans
Awards of equity-based compensation to our named executive officers and other employees are governed by the Company’s ICP, which was approved by the Company’s stockholders and amended and restated effective as of May 4, 2021. These awards primarily take the form of (1) stock-settled and cash-settled PSUs that vest in whole on the third anniversary of the grant date, subject to the achievement of applicable performance goals and continued employment through that time, and (2) stock-settled RSUs that vest one-third on each of the first, second, and third anniversaries of the grant date, in each case, subject to continued employment through that time. Other awards—such as those granted under our #OwnIt Annual Grant Program—may take the form of RSUs that vest in whole on the third anniversary of the grant date, subject to continued employment through that time. For PSUs and RSUs, any dividends declared over the vesting period are accumulated and paid at or after the time of settlement. All awards under the ICP are structured to align with the Company’s performance, prudent but not excessive risk-taking, long-term value creation for our stockholders, and other elements of our compensation philosophy. Awards also typically include provisions that address vesting and settlement in the case of a qualifying termination or retirement. The ICP is administered by the Compensation, Nominating, and Governance Committee of our Board.
At December 31, 2022, we had approximately 39.8 million shares available for future grants of equity-based awards under the ICP. Equity-based awards that settle in Ally common stock are classified as equity awards under GAAP, and the cost of the awards is ratably charged to compensation and benefits expense in our Consolidated Statement of Income over their applicable service period based on the grant date fair value of Ally common stock. Equity-based awards that settle in cash are subject to liability accounting, with the expense adjusted to fair value based on changes in the share price of Ally common stock up to the settlement date. We had non-vested stock-settled and cash-settled PSUs and RSUs outstanding of approximately 5.1 million and 0.6 million, respectively, at December 31, 2022. We recognized expense related to PSUs and RSUs of $100 million, $140 million, and $80 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The following table presents the changes in outstanding non-vested PSUs and RSUs activity for share-settled awards during 2022.

(in thousands, except per share data)	Number of units	Weighted-average grant date fair value per share
RSUs and PSUs
Outstanding non-vested at January 1, 2022	4,568	$36.27
Granted	3,130	45.50
Vested	(2,136)	37.66
Forfeited	(474)	42.03
Outstanding non-vested at December 31, 2022	5,088	40.83

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
We are required to consider all aspects of nonperformance risk, including our own credit standing, when measuring fair value of derivative assets and liabilities. We reduce credit risk on the majority of our derivatives by entering into legally enforceable agreements that enable the posting and receiving of collateral associated with the fair value of our derivative positions on an ongoing basis. In the event that we do not enter into legally enforceable agreements that enable the posting and receiving of collateral, we will consider our credit risk in the valuation of derivative liabilities through a DVA and the credit risk of our counterparties in the valuation of derivative assets through a CVA, if warranted. When measuring these valuation adjustments, we generally use credit default swap spreads.

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

	Recurring fair value measurements
December 31, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$642	$—	$1	$643
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,016	—	—	2,016
U.S. States and political subdivisions	—	756	4	760
Foreign government	39	107	—	146
Agency mortgage-backed residential	—	16,633	—	16,633
Mortgage-backed residential	—	4,299	—	4,299
Agency mortgage-backed commercial	—	3,535	—	3,535
Asset-backed	—	433	—	433
Corporate debt	—	1,719	—	1,719
Total available-for-sale securities	2,055	27,482	4	29,541
Mortgage loans held-for-sale (c)	—	13	—	13
Finance receivables and loans, net
Consumer other (c)	—	—	3	3
Other assets
Derivative contracts in a receivable position
Interest rate	—	22	—	22
Equity contracts	1	—	—	1
Total derivative contracts in a receivable position	1	22	—	23
Total assets	$2,698	$27,517	$8	$30,223
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Foreign currency	$—	$2	$—	$2
Credit contracts	—	—	39	39
Equity contracts	1	—	—	1
Total derivative contracts in a payable position	1	2	39	42
Total liabilities	$1	$2	$39	$42
(a)Our direct investment in any one industry did not exceed 15%.
(b)Excludes $38 million of equity securities that are measured at fair value using the net asset value practical expedient and therefore are not classified in the fair value hierarchy.
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

	Equity securities (a)		Available-for-sale securities		Mortgage loans held-for-sale (b) (c)		Finance receivables and loans, net (b) (d)
($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Assets
Fair value at January 1,	$9	$7	$9	$7	$—	$91	$7	$8
Net realized/unrealized gains (losses)
Included in earnings	1	4	—	—	—	64	(1)	2
Included in OCI	—	—	—	—	—	—	—	—
Purchases	—	—	6	2	—	2,640	12	14
Sales	(9)	(3)	—	—	—	(2,693)	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	—	—	(11)	—	—	—	(15)	(17)
Transfers into Level 3	—	1	—	—	—	—	—	—
Transfers out of Level 3 (e)	—	—	—	—	—	(102)	—	—
Fair value at December 31,	$1	$9	$4	$9	$—	$—	$3	$7
Net unrealized gains still held at December 31,
Included in earnings	$—	$4	$—	$—	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—	—	—
(a)Net realized/unrealized gains are reported as other gain on investments, net, in the Consolidated Statement of Income.
(b)Carried at fair value due to fair value option elections.
(c)Net realized/unrealized gains are reported as gain on mortgage and automotive loans, net, in the Consolidated Statement of Income.
(d)Net realized/unrealized (losses) gains are reported as other income, net of losses, in the Consolidated Statement of Income.
(e)During the year ended December 31, 2021, mortgage loans held for sale were transferred out of Level 3 and into Level 2 of the fair value hierarchy. This transfer reflects that the underlying assets are valued based on observable prices in an active market for similar assets, and is deemed to have occurred at the end of the third quarter of 2021.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2022	2021
Liabilities
Fair value at January 1,	$53	$12
Net realized/unrealized (gains) losses
Included in earnings	(5)	35
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	—	5
Settlements	(19)	(1)
Transfers into Level 3	—	—
Transfers out of Level 3 (b) (c)	10	2
Fair value at December 31,	$39	$53
Net unrealized (gains) losses still held at December 31,
Included in earnings	$(11)	$26
Included in OCI	—	—
(a)Net realized/unrealized (gains) losses are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Consolidated Statement of Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during the year ended December 31, 2022.
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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at December 31, 2022, and December 31, 2021, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
December 31, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$641	$641	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	3	3	—	n/m	(a)
Other	—	—	39	39	(89)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	42	42	(89)	n/m	(a)
Other assets
Nonmarketable equity investments	—	—	12	12	3	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	5	5	—	n/m	(a)
Total assets	$—	$—	$700	$700	$(86)	n/m
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Fair Value Option for Financial Assets
We elected the fair value option for an insignificant amount of conforming mortgage loans held-for-sale and certain personal lending finance receivables. We elected the fair value option for conforming mortgage loans held-for-sale to mitigate earnings volatility by better matching the accounting for the assets with the related derivatives. We elected the fair value option for certain personal lending finance receivables to mitigate the complexities of recording these loans at amortized cost. Our intent in electing fair value measurement was to mitigate a divergence between accounting gains or losses and economic exposure for certain assets and liabilities.
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at December 31, 2022, and December 31, 2021.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
December 31, 2022
Financial assets
Held-to-maturity securities	$1,062	$—	$884	$—	$884
Loans held-for-sale, net	641	—	—	641	641
Finance receivables and loans, net	132,034	—	—	133,856	133,856
FHLB/FRB stock (a)	719	—	719	—	719
Financial liabilities
Deposit liabilities	$42,336	$—	$—	$41,909	$41,909
Short-term borrowings	2,399	—	—	2,417	2,417
Long-term debt	17,762	—	12,989	5,263	18,252
December 31, 2021
Financial assets
Held-to-maturity securities	$1,170	$—	$1,204	$—	$1,204
Loans held-for-sale, net	469	—	—	469	469
Finance receivables and loans, net	118,994	—	—	126,044	126,044
FHLB/FRB stock (a)	738	—	738	—	738
Financial liabilities
Deposit liabilities	$40,953	$—	$—	$41,164	$41,164
Long-term debt	17,029	—	12,637	6,892	19,529
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At December 31, 2022, these instruments are reported as gross assets and gross liabilities on the Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 21.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Consolidated Balance Sheet	Gross amounts not offset on the Consolidated Balance Sheet
December 31, ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
2022
Assets
Derivative assets in net asset positions	$23	$—	$23	$(1)	$(22)	$—
Total assets	$23	$—	$23	$(1)	$(22)	$—
Liabilities
Derivative liabilities in net liability positions	$2	$—	$2	$—	$(1)	$1
Derivative liabilities in net asset positions	1	—	1	(1)	—	—
Derivative liabilities with no offsetting arrangements	39	—	39	—	—	39
Securities sold under agreements to repurchase (d)	499	—	499	—	(499)	—
Total liabilities	$541	$—	$541	$(1)	$(500)	$40
2021
Assets
Derivative assets in net asset positions	$1	$—	$1	$(1)	$—	$—
Derivative assets with no offsetting arrangements	6	—	6	—	—	6
Total assets	$7	$—	$7	$(1)	$—	$6
Liabilities
Derivative liabilities in net liability positions	$3	$—	$3	$—	$(2)	$1
Derivative liabilities in net asset positions	1	—	1	(1)	—	—
Derivative liabilities with no offsetting arrangements	58	—	58	—	—	58
Total liabilities	$62	$—	$62	$(1)	$(2)	$59
(a)Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.
(b)Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. We do not record noncash collateral received on our Consolidated Balance Sheet unless certain conditions are met.
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
Dealer Financial Services
Dealer Financial Services comprises the following two segments.
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
Mortgage Finance operations
Our held-for-investment portfolio includes our direct-to-consumer Ally Home mortgage offering and bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties. Through our direct-to-consumer channel, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third party. Through the bulk loan channel, we purchase loans from several qualified sellers on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel.
Corporate Finance operations
Our Corporate Finance operations provide senior secured leveraged asset-based and cash flow loans to mostly U.S.-based middle-market companies, with a focus on businesses owned by private equity sponsors. These loans are typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, turnarounds, and debtor-in-possession financings. We also provide, through our Lender Finance business, nonbank wholesale-funded managers with partial funding for their direct-lending activities, which is principally leveraged loans. Additionally, we offer a commercial real estate product to serve companies in the healthcare industry.
Corporate and Other
Corporate and Other primarily consists of centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock—as well as other equity investments through Ally Ventures, our strategic investment business—and the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments. Financial results related to Ally Invest, our digital brokerage and wealth management offering, Ally Lending, our point-of-sale financing business, Ally Credit Card, and CRA loans and related investments are also included within Corporate and Other.
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
The information presented in our reportable operating segments is based in part on internal allocations and methodologies, including a COH methodology, which involves management judgment. COH methodology is used for measuring the profit and loss of our reportable operating segments. We have various enterprise functions, such as technology, marketing, finance, compliance, internal audit, and risk. Operating expenses from the enterprise functions are either directly allocated to the reportable operating segment, indirectly allocated to the reportable operating segment utilizing the COH methodology, or remain in Corporate and Other. COH methodology considers the reportable operating segment expense base and enterprise function expenses. The reportable operating segment expense base is used to determine the allocation mix. This mix is applied to the allocable expenses in Corporate and Other to determine the COH for the respective reportable operating segment. Allocable enterprise function costs are primarily technology and marketing expenses. Generally, costs that remain within

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Corporate and Other that are not allocated to our reportable operating segments include marketing sponsorships, treasury and other corporate activities, and charitable contributions.
Financial information for our reportable operating segments is summarized as follows.

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2022
Net financing revenue and other interest income	$5,224	$89	$221	$334	$982	$6,850
Other revenue	306	1,023	27	122	100	1,578
Total net revenue	5,530	1,112	248	456	1,082	8,428
Provision for credit losses	1,036	—	3	43	317	1,399
Total noninterest expense	2,244	1,150	190	131	972	4,687
Income (loss) from continuing operations before income tax expense	$2,250	$(38)	$55	$282	$(207)	$2,342
Total assets	$111,463	$8,659	$19,529	$10,544	$41,631	$191,826
2021
Net financing revenue and other interest income	$5,209	$59	$124	$308	$467	$6,167
Other revenue	251	1,345	94	128	221	2,039
Total net revenue	5,460	1,404	218	436	688	8,206
Provision for credit losses	53	—	(1)	38	151	241
Total noninterest expense	2,023	1,061	187	116	723	4,110
Income (loss) from continuing operations before income tax expense	$3,384	$343	$32	$282	$(186)	$3,855
Total assets	$103,653	$9,381	$17,847	$7,950	$43,283	$182,114
2020
Net financing revenue and other interest income (loss)	$4,284	$42	$118	$299	$(40)	$4,703
Other revenue	204	1,334	102	45	298	1,983
Total net revenue	4,488	1,376	220	344	258	6,686
Provision for credit losses	1,236	—	7	149	47	1,439
Total noninterest expense	1,967	1,092	160	107	507	3,833
Income (loss) from continuing operations before income tax expense	$1,285	$284	$53	$88	$(296)	$1,414
Total assets	$104,794	$9,137	$14,889	$6,108	$47,237	$182,165
(a)Net financing revenue and other interest income after the provision for credit losses totaled $5.5 billion, $5.9 billion, and $3.3 billion for the years ended December 31, 2022, 2021, and 2020, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
27.     Parent Company Condensed Financial Information
The following tables present standalone condensed financial statements for Ally Financial Inc. (referred to within this section as the Parent). These condensed statements are provided in accordance with SEC rules, which require disclosure when the restricted net assets of consolidated subsidiaries exceed 25% of consolidated net assets, and should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements. For purposes of these condensed financial statements, the Parent’s wholly owned subsidiaries are presented in accordance with the equity method of accounting.
Condensed Statement of Comprehensive (Loss) Income

Year ended December 31, ($ in millions)	2022	2021	2020
Net financing loss and other interest income (a)	$(1,000)	$(1,070)	$(1,049)
Dividends from bank subsidiaries	3,150	3,450	1,150
Dividends from nonbank subsidiaries	1	27	66
Total other revenue	103	243	367
Total net revenue	2,254	2,650	534
Provision for credit losses	(32)	(106)	(68)
Total noninterest expense	665	650	693
Income (loss) from continuing operations before income tax benefit and undistributed (loss) income of subsidiaries	1,621	2,106	(91)
Income tax benefit from continuing operations (b)	(253)	(412)	(300)
Net income from continuing operations	1,874	2,518	209
Loss from discontinued operations, net of tax	(1)	(5)	(1)
Equity in undistributed earnings of subsidiaries	(159)	547	877
Net income	1,714	3,060	1,085
Other comprehensive (loss) income, net of tax	(3,901)	(789)	508
Comprehensive (loss) income	$(2,187)	$2,271	$1,593
(a)Net financing loss and other interest income is primarily driven by interest expense on long-term debt. Refer to Note 15 for further discussion.
(b)There is a significant variation in the customary relationship between pretax income (loss) and income tax benefit due to our accounting policy elections and consolidated tax adjustments. The income tax benefit excludes tax effects on dividends from subsidiaries.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Condensed Balance Sheet

December 31, ($ in millions)	2022	2021
Assets
Cash and cash equivalents (a)	$3,333	$3,647
Equity securities	—	6
Finance receivables and loans, net of unearned income	560	663
Allowance for loan losses	23	26
Total finance receivables and loans, net	583	689
Investments in subsidiaries
Bank subsidiaries	13,197	16,728
Nonbank subsidiaries	5,191	5,890
Intercompany receivables from subsidiaries	223	216
Investment in operating leases, net	21	21
Other assets	1,307	1,157
Total assets	$23,855	$28,354
Liabilities and equity
Long-term debt (b)	$10,035	$9,410
Interest payable	84	87
Intercompany debt to subsidiaries	545	1,040
Intercompany payables to subsidiaries	41	98
Accrued expenses and other liabilities	291	669
Total liabilities	10,996	11,304
Total equity	12,859	17,050
Total liabilities and equity	$23,855	$28,354
(a)Includes $3.3 billion and $3.6 billion deposited by the Parent at Ally Bank as of December 31, 2022, and 2021, respectively. These funds are available to the Parent for liquidity purposes.
(b)Includes $2.0 billion of the outstanding principal balance of senior notes fully and unconditionally guaranteed by subsidiaries of the Parent as of both December 31, 2022, and 2021.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Condensed Statement of Cash Flows

Year ended December 31, ($ in millions)	2022	2021	2020
Operating activities
Net cash provided by operating activities	$1,733	$3,753	$848
Investing activities
Proceeds from sales of finance receivables and loans initially held-for-investment	64	378	1,187
Originations and repayments of finance receivables and loans held-for-investment and other, net	(7)	189	601
Net change in loans — intercompany	(65)	(10)	(36)
Purchases of equity securities	—	(8)	—
Proceeds from sales of equity securities	1	—	—
Disposals of operating lease assets	—	—	1
Capital contributions to subsidiaries	—	—	(8)
Returns of contributed capital	52	24	23
Net change in nonmarketable equity investments	8	29	(7)
Other, net	(27)	44	(15)
Net cash provided by investing activities	26	646	1,746
Financing activities
Net change in short-term borrowings	—	(2,136)	(445)
Proceeds from issuance of long-term debt	1,655	765	2,885
Repayments of long-term debt	(1,088)	(777)	(2,444)
Net change in debt — intercompany	(496)	(336)	169
Repurchase of common stock	(1,650)	(1,994)	(106)
Preferred stock issuance	—	2,324	—
Trust preferred securities redemption	—	(2,710)	—
Common stock dividends paid	(384)	(324)	(290)
Preferred stock dividends paid	(110)	(57)	—
Net cash used in financing activities	(2,073)	(5,245)	(231)
Net (decrease) increase in cash and cash equivalents and restricted cash	(314)	(846)	2,363
Cash and cash equivalents and restricted cash at beginning of year	3,680	4,526	2,163
Cash and cash equivalents and restricted cash at end of year	$3,366	$3,680	$4,526
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Balance Sheet to the Condensed Statement of Cash Flows.

Year ended December 31, ($ in millions)	2022	2021
Cash and cash equivalents on the Condensed Balance Sheet	$3,333	$3,647
Restricted cash included in other assets on the Condensed Balance Sheet (a)	33	33
Total cash and cash equivalents and restricted cash in the Condensed Statement of Cash Flows	$3,366	$3,680
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

	2022		2021
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Standby letters of credit and other guarantees	$272	$1	$234	$3
Our Corporate Finance operations has exposure to standby letters of credit that represent irrevocable guarantees of payment of specified financial obligations. Third-party beneficiaries primarily accept standby letters of credit as insurance in the event of nonperformance by our borrowers. Our borrowers may request letters of credit under their revolving loan facility up to a certain sub-limit amount. We may also require collateral to be posted by our borrowers. We received $12 million of cash collateral related to these letters of credit at December 31, 2022. Expiration dates on letters of credit range from certain ongoing commitments that will expire during the upcoming year to terms of several years for certain letters of credit. If the beneficiary draws under a letter of credit, we will be liable to the beneficiary for payment of the amount drawn under such letter of credit, with our recourse being a charge to the borrower’s loan facility or transfer of ownership to us of the related collateral. As many of these commitments are subject to borrowing base agreements and other restrictive covenants or may expire without being fully drawn, the stated amounts of the letters of credit are not necessarily indicative of future cash requirements.
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
Commitments
Financing Commitments
The contractual commitments were as follows.

December 31, ($ in millions)	2022	2021
Unused revolving credit line commitments and other (a)	$9,156	$6,337
Commitments to provide capital to investees (b)	1,112	1,069
Construction-lending commitments (c)	178	53
Home equity lines of credit (d)	145	168
Mortgage loan origination commitments (e)	14	708
(a)The unused portion of revolving lines of credit reset at prevailing market rates and, approximate fair value.
(b)We are committed to contribute capital to certain investees.
(c)We are committed to fund the remaining unused balance while loans are in the construction period.
(d)We are committed to fund the remaining unused balances on home equity lines of credit.
(e)Commitments with mortgage loan applicants in which the loan terms, including interest rate and price, are guaranteed for a designated period of time subject to the completion of underwriting procedures.
Revolving credit line commitments contain an element of credit risk. We manage the credit risk for unused revolving credit line commitments by applying the same credit policies in making commitments as we do for extending loans.
The information presented above excludes the unused portion of commitments that are unconditionally cancelable by us. We had $23.6 billion and $26.7 billion of unfunded commitments related to unconditionally cancelable arrangements at December 31, 2022, and 2021, respectively, which primarily consisted of wholesale floorplan financing and consumer credit card lines.
Lease Commitments
For details about our future minimum payments under operating leases with noncancelable lease terms, refer to Note 10.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Contractual Commitments
We have entered into multiple agreements for sponsorship, information technology, voice and communication technology, and related maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions. The following table presents our total future payment obligations expiring after December 31, 2022.

Year ended December 31, ($ in millions)
2023	$176
2024	75
2025	57
2026	47
2027	17
2028 and thereafter	8
Total future payment obligations	$380
29.    Contingencies and Other Risks
Concentration with GM and Stellantis
While we continue to diversify our automotive finance and insurance businesses and expand into other financial services, GM and Stellantis dealers and their retail customers continue to constitute a significant portion of our customer base. GM, Stellantis, and their captive finance companies compete vigorously with us and could take further actions that negatively impact the amount of business that we do with GM and Stellantis dealers and their customers.
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
30.    Subsequent Events
Declaration of Common Dividend
On January 17, 2023, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend was paid on February 15, 2023, to stockholders of record at the close of business on February 1, 2023.
Unsecured Debt Issuance
On February 13, 2023, we accessed the unsecured debt capital markets and issued $500 million of subordinated notes, which provided additional liquidity at Ally Financial Inc. and qualify as Tier 2 capital under U.S. Basel III. The notes are scheduled to mature in 2033.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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

Part III
Ally Financial Inc. • Form 10-K

Item 10.    Directors, Executive Officers, and Corporate Governance
Executive Officers and Other Significant Employees
Bradley J. Brown — Interim Chief Financial Officer of Ally Financial Inc. since October 2022 and Corporate Treasurer since November 2013. As the Interim Chief Financial Officer, Mr. Brown, 57, is responsible for oversight of Ally’s finance, accounting, investor relations, supply chain, and modeling and analytics functions in addition to his Corporate Treasurer role where he oversees Ally’s capital, liquidity, asset/liability and interest rate risk management, as well as Ally Bank’s securities and derivatives portfolios. He joined Ally in June 2011, and previously served as a structured funding executive with responsibility for the strategy, planning, and execution of securitizations and structured funding globally. Prior to joining Ally, Mr. Brown spent 14 years at Bank of America, including three years in Corporate Treasury, where he was responsible for structured funding and capital strategies, and 11 years in investment banking at Bank of America Merrill Lynch. Mr. Brown joined Bank of America in 1997 from PricewaterhouseCoopers, where he served money center banking clients in New York City and Charlotte. Mr. Brown earned Bachelor degrees in Business Administration and Accounting from Flagler College and a Master of Business Administration degree from the John H. Sykes College of Business at University of Tampa. Mr. Brown is a certified public accountant and he serves on the Board of Trustees for Flagler College and as a Director on the Board for Communities in Schools Charlotte-Mecklenburg.
Jeffrey J. Brown — Named Chief Executive Officer of Ally Financial Inc. in February 2015, and also serves on its Board of Directors. Mr. Brown, 49, is driving Ally’s evolution as a leading digital financial services company. Under his leadership, Ally is building on its strengths in automotive financing, retail deposits, and corporate financing, as well as diversifying its offerings to include digital wealth management and online brokerage, mortgage products, point-of-sale lending, and credit card. Mr. Brown has deep financial services experience, previously serving in a variety of executive leadership positions at Ally and other leading financial institutions. Prior to being named CEO, Mr. Brown was President and CEO of Ally’s Dealer Financial Services business where he oversaw the automotive finance, insurance, and automotive servicing operations. Mr. Brown joined Ally in March 2009 as Corporate Treasurer and, in 2011, was named Executive Vice President of Finance and Corporate Planning, leading finance, treasury, and corporate strategy initiatives. Mr. Brown received a bachelor’s degree in economics from Clemson University and an executive master’s degree in business from Queens University in Charlotte. He serves on the board of the Clemson University Foundation and is Chairman of the Queens University of Charlotte Board of Trustees. Mr. Brown previously served as president of the Federal Advisory Council (FAC) for 2021. In 2018, he was appointed by the Board of Directors of the Federal Reserve Bank of Chicago as representative for the Seventh Federal Reserve District - he completed four years of service in 2021. Passionate about diversity and inclusion, he joined the first 150 members of the CEO Action for Diversity & Inclusion pledge, advancing diversity and inclusion in the workplace as a competitive and societal issue. In 2022, Mr. Brown was named Banker of the Year by American Banker. Additionally, Mr. Brown was honored as CEO of the year by the Thurgood Marshall College Fund in 2019. He received a 2016 Father of the Year award by the Father’s Day Council and benefiting the American Diabetes Association for his commitment to family, career and community. He is also a member of the Charlotte Executive Leadership Council, which focuses on improving economic mobility and education issues in Mecklenburg County, N.C. Mr. Brown joined the Charlotte Sports Foundation Board for 2022.
David J. DeBrunner — Vice President, Controller, and Chief Accounting Officer of Ally since September 2007. In this role, Mr. DeBrunner, 56, is responsible for all accounting, tax, financial reporting, financial controls, and strategic sourcing and supply chain. Prior to joining Ally, Mr. DeBrunner spent 15 years at Fifth Third Bancorp, where he most recently held the title of senior vice president, chief accounting officer, and controller. His responsibilities included accounting, financial controls and systems, financial reporting, and finance shared services. Prior to serving as the chief accounting officer, he served as the chief financial officer of their commercial division and held various finance and operational leadership positions throughout the company beginning in 1992. Prior to joining Fifth Third, he worked in audit services for Deloitte in their Chicago and Cincinnati offices. Mr. DeBrunner earned a bachelor’s degree in accounting from the Kelley School of Business at Indiana University. He is a member of the American Institute of Certified Public Accountants and the Ohio Society of Public Accountants. He is a board member and past Chairman of the Board of Directors for the Detroit Institute for Children, which provides services for Michigan’s children with special needs and their families. He also serves on the Family Leadership Council of the Indiana University Kelley School of Business.
Diane E. Morais — President, Consumer & Commercial Banking Products at Ally Bank since March 2017. Ms. Morais, 57, is responsible for driving the growth, profitability, and digital evolution of Ally’s consumer and commercial banking division. She has oversight of the Deposits, Online Brokerage and Wealth Management, Mortgage, Ally Lending, Credit Card, and corporate-finance businesses. In addition, Ms. Morais oversees the company’s customer care channels, as well as the CRA program. Ms. Morais was instrumental in the creation and launch of the Ally brand in 2009. Under Ms. Morais’ leadership, Ally Bank has achieved double-digit retail deposit growth each year, and now has 2.7 million customers and approximately $138 billion in retail deposits. Ally has received numerous third-party accolades, including being named “Best Online Bank” in America by Money® Magazine, as well as “Best Internet Bank” and “Best for Millennials” by Kiplinger’s Personal Finance. Prior to holding key leadership positions of increasing responsibility at Ally, Ms. Morais achieved a number of significant professional accomplishments in the financial services sector. During a career spanning 12 years at Bank of America, she served in senior roles in deposit and debit products, national customer experience, card services marketing, and consumer mortgage vendor management. Ms. Morais also spent nine years at Citibank’s credit card division in a variety of marketing, risk, and finance roles. A native of Pittsburgh, PA, Ms. Morais holds a bachelor’s degree from Pennsylvania State University. She is a member of the Board of Directors for Junior Achievement of Central Carolinas, Charlotte Center City Partners, and YMCA of Greater Charlotte. Ms. Morais has been named to American Banker Magazine’s ‘25 Most Powerful Women in Banking’ list for the eighth consecutive year. Ms. Morais was also named one of the top 25 outstanding business women in the Charlotte Business Journal’s 2018 Women in Business Awards. She is active in the Charlotte

Ally Financial Inc. • Form 10-K
community, serving as an ‘Executive in Residence’ for Queens University and volunteers for Habitat for Humanity, Dress for Success, and the Salvation Army.
Jason E. Schugel — Chief Risk Officer of Ally since April 2018. In this role, Mr. Schugel, 49, has overall responsibility for execution of Ally’s independent risk management. He has responsibility for the enterprise risk-management framework, establishment of risk-management processes, ensuring that Ally targets an appropriate balance between risk and return, mitigating unnecessary risk, and protecting the company’s financial returns. Mr. Schugel was previously deputy chief risk officer for the company since 2017, leading various risk-management activities. Prior to that role, he was general auditor for Ally, responsible for the company’s internal audit function as well as administrative oversight for Ally’s loan review function. He joined Ally in 2009, overseeing the company’s financial planning and analysis team, which is responsible for Ally’s financial performance reporting, enterprise-wide forecasting, and planning. He also served as lead finance executive for Ally’s global functions. Before joining Ally, he was vice president of financial planning and analysis, and investor relations at LendingTree, LLC. Prior to that, he worked in investment banking for Wachovia and began his career at First Plus Financial, specializing in mergers and acquisitions. He earned a bachelor’s degree in business administration from Southern Methodist University in Dallas and a master’s degree in business administration from the Babcock Graduate School of Management at Wake Forest University. Mr. Schugel is the Chairman of the board of the Allegro Foundation, an organization that is a champion for children with disabilities.
Scott A. Stengel — General Counsel of Ally since May 2016. Mr. Stengel, 51, oversees all of Ally’s legal affairs and is also responsible for Ally’s corporate-secretarial and government-relations functions. He joined Ally from Kansas City, Mo.-based UMB Financial Corporation, where he served as executive vice president, general counsel, and corporate secretary. Before that, he was a partner at King & Spalding LLP and Orrick, Herrington & Sutcliffe LLP in Washington, DC, with a practice focused on banking, capital markets, and government relations. He began his career as a law clerk to the Honorable Douglas O. Tice, Jr. in Richmond, Va. He received a bachelor’s degree in economics, with highest honors, from the University of Notre Dame and a juris doctorate, magna cum laude, from the Notre Dame Law School. He is an active supporter of Roof Above in Charlotte, NC.
Douglas R. Timmerman — President of Dealer Financial Services of Ally since August 2021. In this role, Mr. Timmerman, 60, is responsible for deepening Ally’s relationships with more than 23,000 dealer customers and further optimizing the full spectrum of automotive finance and insurance services for dealer and consumer customers. Previously, he was president of Automotive Finance since 2018, and served as president of Ally’s Insurance business since 2014. Mr. Timmerman’s thirty-plus years at Ally, spanning leadership positions across the automotive finance and insurance business, make his understanding of this dynamic industry unparalleled. Prior to leading the insurance business, Mr. Timmerman was Vice President of Automotive Finance for the southeast region in Atlanta. In that capacity, he was responsible for sales, risk management, and portfolio management for more than 4,000 dealer relationships across 11 states. Since joining Ally in 1986, he has held a variety of leadership roles in different areas including commercial lending, consumer lending, collections, sales, and marketing. His experience also includes a broad geographical reach, holding assignments that have touched nearly every state. The Nebraska native began his career with Ally shortly after earning his master’s degree in business administration from the University of Nebraska. He also holds a bachelor’s degree from the University of Nebraska. Mr. Timmerman supports several organizations and research efforts associated with finding a cure for Type 1 diabetes. He is an active volunteer and supporter of Children’s Hospital of Atlanta and the Juvenile Diabetes Research Foundation.
Additional Information
Additional information in response to this Item 10 can be found in the Company’s 2023 Proxy Statement under “Proposal 1 — Election of Directors,” “The Board’s Leadership Structure,” “Code of Conduct and Ethics,” and “Transactions with Related Persons.” That information is incorporated into this item by reference.

Ally Financial Inc. • Form 10-K
Item 11.    Executive Compensation
Items in response to this Item 11 can be found in the Company’s 2023 Proxy Statement under “Executive Compensation.” That information is incorporated into this item by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2022.

Plan category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (1)) (b) (in thousands)
Equity compensation plans approved by security holders	7,633	—	32,146
Total	7,633	—	32,146
(a)Includes restricted stock units outstanding under the Incentive Compensation Plan and deferred stock units outstanding under the Non-Employee Directors Equity Compensation Plan.
(b)Includes 26,386,286 securities available for issuance under the plans identified in (a) above and 5,759,703 securities available for issuance under Ally’s Employee Stock Purchase Plan.
Additional items required by this Item 12 can be found in the Company’s 2023 Proxy Statement under “Security Ownership of Certain Beneficial Owners,” and “Executive Compensation.” That information is incorporated into this item by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Items in response to this Item 13 can be found in the Company’s 2023 Proxy Statement under “Director Qualifications and Responsibilities,” “Code of Conduct and Ethics,” and “Transactions with Related Persons.” That information is incorporated into this item by reference.
Item 14.    Principal Accountant Fees and Services
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) for services performed can be found in the Company’s 2023 Proxy Statement under “Audit Committee Report.” That information is incorporated into this item by reference.

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

Exhibit	Description	Method of Filing
3.1	Form of Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of March 14, 2014, (File No. 1-3754), incorporated herein by reference.
3.2	Ally Financial Inc. Amended and Restated Bylaws	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2019, (File No. 1-3754), incorporated herein by reference.
4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115, incorporated herein by reference.
4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653, incorporated herein by reference.
4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236, incorporated herein by reference.
4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183, incorporated herein by reference.
4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705, incorporated herein by reference.
4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463, incorporated herein by reference.
4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023, incorporated herein by reference.
4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207, incorporated herein by reference.
4.2.2	Form of Second Supplemental Indenture dated as of June 20, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company’s Registration Statement No. 333-136021, incorporated herein by reference.
4.2.3	Form of Third Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.3 to the Company’s Registration Statement No. 333-183535, incorporated herein by reference.
4.2.4	Form of Fourth Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.4 to the Company’s Registration Statement No. 333-183535, incorporated herein by reference.
4.3	Form of Indenture dated as of October 15, 1985, between the Company and U.S. Bank Trust (Successor Trustee to Comerica Bank), relating to Demand Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 2-99057, incorporated herein by reference.
4.3.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 33-4661, incorporated herein by reference.
4.3.2	Form of Second Supplemental Indenture dated as of June 24, 1986, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(b) to the Company’s Registration Statement No. 33-6717, incorporated herein by reference.
4.3.3	Form of Third Supplemental Indenture dated as of February 15, 1987, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(c) to the Company’s Registration Statement No. 33-12059, incorporated herein by reference.
4.3.4	Form of Fourth Supplemental Indenture dated as of December 1, 1988, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(d) to the Company’s Registration Statement No. 33-26057, incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
4.3.5	Form of Fifth Supplemental Indenture dated as of October 2, 1989, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(e) to the Company’s Registration Statement No. 33-31596, incorporated herein by reference.
4.3.6	Form of Sixth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(f) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.
4.3.7	Form of Seventh Supplemental Indenture dated as of June 9, 1998, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 333-56431, incorporated herein by reference.
4.3.8	Form of Eighth Supplemental Indenture dated as of January 4, 2012, supplementing the Indenture designated as Exhibit 4.3	Filed as Exhibit 4.1.8 to the Company’s Registration Statement No. 333-178919, incorporated herein by reference.
4.4	Indenture, dated as of December 31, 2008, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.
4.5	Amended and Restated Indenture, dated March 1, 2011, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of March 4, 2011, (File No. 1-3754), incorporated herein by reference.
4.6	Form of Guarantee Agreement related to Ally Financial Inc. Senior Unsecured Guaranteed Notes	Filed as Exhibit 4.10 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.7	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.8 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.8	Form of Floating Rate Senior Unsecured Note	Filed as Exhibit 4.9 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.9	Form of Subordinated Indenture to be entered into between the Company and The Bank of New York Mellon, as Trustee	Filed as Exhibit 4.11 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.10	Form of Subordinated Note	Included in Exhibit 4.9.
4.11	Second Amended and Restated Declaration of Trust by and between the trustees of each series of GMAC Capital Trust I, Ally Financial Inc., as Sponsor, and by the holders, from time to time, of undivided beneficial interests in the relevant series of GMAC Capital Trust I, dated as of March 1, 2011	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of March 4, 2011, (File No. 1-3754), incorporated herein by reference.
4.12	Series 2 Trust Preferred Securities Guarantee Agreement between Ally Financial Inc. and The Bank of New York Mellon, dated as of March 1, 2011	Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated as of March 4, 2011, (File No. 1-3754), incorporated herein by reference.
4.13	Indenture, dated as of November 20, 2015, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 20, 2015, (File No. 1-3754), incorporated herein by reference.
4.14	Form of Subordinated Note	Included in Exhibit 4.13.
4.15	Description of Securities	Filed as Exhibit 4.15 to the Company’s Annual Report for the period ended December 31, 2019, on Form 10-K (File No. 1-3754), incorporated herein by reference.
4.16	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of April 8, 2020, (File No. 1-3754), incorporated herein by reference.
4.17	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of June 3, 2020 (File No. 1-3754), incorporated herein by reference.
4.18	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of September 18, 2020, (File No. 1-3754), incorporated herein by reference.
10	Ally Financial Inc. Incentive Compensation Plan	Filed herewith.
10.1	Ally Financial Inc. Annual Incentive Plan	Filed herewith.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
10.2	Ally Financial Inc. Employee Stock Purchase Plan	Filed as Exhibit 10.4 to the Company’s Annual Report for the period ended December 31, 2021, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.3	Ally Financial Inc. Non-Employee Directors Equity Compensation Plan	Filed herewith.
10.4	Ally Financial Inc. Severance Plan, Plan Document and Summary Plan Description	Filed as Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2018, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.5	Ally Financial Inc. Non-Employee Directors Deferred Compensation Plan	Filed as Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2021, (File No. 1-3754), incorporated herein by reference.
10.6	Form of Award Agreement related to the issuance of Performance Stock Units (Section 16 Executive Officers)	Filed as Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2020, (File No. 1-3754), incorporated herein by reference.
10.7	Form of Award Agreement related to the issuance of Performance Stock Units	Filed as Exhibit 10.9 to the Company’s Annual Report for the period ended December 31, 2020, (File No. 1-3754), incorporated herein by reference.
10.8	Form of Award Agreement related to the issuance of Restricted Stock Units	Filed as Exhibit 10.10 to the Company’s Annual Report for the period ended December 31, 2020, (File No. 1-3754), incorporated herein by reference.
10.9	Form of Award Agreement related to the issuance of Key Contributor Stock Units	Filed as Exhibit 10.11 to the Company’s Annual Report for the period ended December 31, 2020, (File No. 1-3754), incorporated herein by reference.
10.10	Transition Services and Release Agreement	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 15, 2022 (File No. 1-3754), incorporated herein by reference.
21	Ally Financial Inc. Subsidiaries as of December 31, 2022	Filed herewith.
22.1	Subsidiary Guarantors	Filed as Exhibit 22 to the Company’s Quarterly Report for the period ended March 31, 2020, on Form 10-Q (File No. 1-3754), incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
101	The following information from our 2022 Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.	Filed herewith.
104	The cover page of our 2022 Annual Report on Form 10-K, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.
Item 16.    Form 10-K Summary
None.

Ally Financial Inc. • Form 10-K
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of February, 2023.

Ally Financial Inc.
(Registrant)

/S/ JEFFREY J. BROWN
Jeffrey J. Brown
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 24th day of February, 2023.

/S/ JEFFREY J. BROWN	/S/ BRADLEY J. BROWN
Jeffrey J. Brown	Bradley J. Brown
Chief Executive Officer	Corporate Treasurer and Interim Chief Financial Officer

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

/S/ MAYREE C. CLARK
Mayree C. Clark Director

/S/ KIM S. FENNEBRESQUE
Kim S. Fennebresque Director

/S/ MELISSA GOLDMAN
Melissa Goldman Director

/S/ MARJORIE MAGNER
Marjorie Magner Director

/S/ DAVID REILLY
David Reilly Director

/S/ BRIAN H. SHARPLES
Brian H. Sharples Director

/S/ MICHAEL F. STEIB
Michael F. Steib Director