Form 10-Q
period 2023-03-31
Ally Financial Inc.
filed 2023-05-02
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023, or

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
Yes ☐                    No ☑
At April 28, 2023, the number of shares outstanding of the Registrant’s common stock was 300,820,617 shares.

Index
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956, as amended
BMC	Better Mortgage Company
Board	Ally Board of Directors
BTFP	Bank Term Funding Program
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
COH	Corporate overhead
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977, as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DVA	Debit valuation adjustment
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act, as amended
ERMC	Enterprise Risk Management Committee
ESG	Environmental, social, and governance
Exchange Act	Securities Exchange Act of 1934, as amended
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991, as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999, as amended
GM	General Motors Company
IB Finance	IB Finance Holding Company, LLC
LCR	Liquidity coverage ratio
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NYSE	New York Stock Exchange

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
SEC	U.S. Securities and Exchange Commission
Signature	Signature Bank
SOFR	Secured Overnight Financing Rate
SPE	Special-purpose entity
Stellantis	Stellantis N.V.
SVB	Silicon Valley Bank
Tailoring Rules	The rules implementing Title IV of the EGRRCP Act
TDR	Troubled debt restructuring
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions)	2023	2022
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$2,575	$1,714
Interest on loans held-for-sale	15	4
Interest and dividends on investment securities and other earning assets	238	188
Interest on cash and cash equivalents	56	2
Operating leases	402	403
Total financing revenue and other interest income	3,286	2,311
Interest expense
Interest on deposits	1,217	211
Interest on short-term borrowings	12	5
Interest on long-term debt	227	185
Interest on other	2	—
Total interest expense	1,458	401
Net depreciation expense on operating lease assets	226	217
Net financing revenue and other interest income	1,602	1,693
Other revenue
Insurance premiums and service revenue earned	306	280
Gain on mortgage and automotive loans, net	4	14
Other gain on investments, net	74	5
Other income, net of losses	114	143
Total other revenue	498	442
Total net revenue	2,100	2,135
Provision for credit losses	446	167
Noninterest expense
Compensation and benefits expense	537	493
Insurance losses and loss adjustment expenses	88	58
Other operating expenses	641	571
Total noninterest expense	1,266	1,122
Income from continuing operations before income tax expense	388	846
Income tax expense from continuing operations	68	191
Net income from continuing operations	320	655
Loss from discontinued operations, net of tax	(1)	—
Net income	319	655
Other comprehensive income (loss), net of tax	283	(1,633)
Comprehensive income (loss)	$602	$(978)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions, except per share data; shares in thousands) (a)	2023	2022
Net income from continuing operations attributable to common stockholders	$292	$627
Loss from discontinued operations, net of tax	(1)	—
Net income attributable to common stockholders	$291	$627
Basic weighted-average common shares outstanding (b)	302,657	335,678
Diluted weighted-average common shares outstanding (b)	303,448	337,812
Basic earnings per common share
Net income from continuing operations	$0.97	$1.87
Net income	$0.96	$1.87
Diluted earnings per common share
Net income from continuing operations	$0.96	$1.86
Net income	$0.96	$1.86
Cash dividends declared per common share	$0.30	$0.30
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

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents
Noninterest-bearing	$554	$542
Interest-bearing	9,226	5,029
Total cash and cash equivalents	9,780	5,571
Equity securities	718	681
Available-for-sale securities (amortized cost of $34,272 and $34,863)	29,450	29,541
Held-to-maturity securities (fair value of $891 and $884)	1,047	1,062
Loans held-for-sale, net	524	654
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	136,304	135,748
Allowance for loan losses	(3,751)	(3,711)
Total finance receivables and loans, net	132,553	132,037
Investment in operating leases, net	10,236	10,444
Premiums receivable and other insurance assets	2,713	2,698
Other assets	9,144	9,138
Total assets	$196,165	$191,826
Liabilities
Deposit liabilities
Noninterest-bearing	$174	$185
Interest-bearing	153,839	152,112
Total deposit liabilities	154,013	152,297
Short-term borrowings	1,455	2,399
Long-term debt	20,480	17,762
Interest payable	759	408
Unearned insurance premiums and service revenue	3,455	3,453
Accrued expenses and other liabilities	2,625	2,648
Total liabilities	182,787	178,967
Contingencies (refer to Note 23)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 510,014,869 and 507,682,838; and outstanding 300,820,617 and 299,324,357)	21,880	21,816
Preferred stock	2,324	2,324
Accumulated deficit	(185)	(384)
Accumulated other comprehensive loss	(3,776)	(4,059)
Treasury stock, at cost (209,194,252 and 208,358,481 shares)	(6,865)	(6,838)
Total equity	13,378	12,859
Total liabilities and equity	$196,165	$191,826
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

($ in millions)	March 31, 2023	December 31, 2022
Assets
Finance receivables and loans, net
Consumer automotive	$11,354	$9,547
Allowance for loan losses	(412)	(336)
Total finance receivables and loans, net	10,942	9,211
Other assets	810	645
Total assets	$11,752	$9,856
Liabilities
Long-term debt	$3,043	$2,436
Accrued expenses and other liabilities	8	5
Total liabilities	$3,051	$2,441
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Preferred stock	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2022	$21,671	$2,324	$(1,599)	$(158)	$(5,188)	$17,050
Net income			655			655
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(12)			(12)
Share-based compensation	57					57
Other comprehensive loss				(1,633)		(1,633)
Common stock repurchases					(584)	(584)
Common stock dividends ($0.30 per share)			(104)			(104)
Balance at March 31, 2022	$21,728	$2,324	$(1,076)	$(1,791)	$(5,772)	$15,413
Balance at January 1, 2023	$21,816	$2,324	$(384)	$(4,059)	$(6,838)	$12,859
Net income			319			319
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(12)			(12)
Share-based compensation	64					64
Other comprehensive income				283		283
Common stock repurchases					(27)	(27)
Common stock dividends ($0.30 per share)			(92)			(92)
Balance at March 31, 2023	$21,880	$2,324	$(185)	$(3,776)	$(6,865)	$13,378
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2023	2022
Operating activities
Net income	$319	$655
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	317	339
Provision for credit losses	446	167
Gain on mortgage and automotive loans, net	(4)	(14)
Other gain on investments, net	(74)	(5)
Originations and purchases of loans held-for-sale	(844)	(1,355)
Proceeds from sales and repayments of loans held-for-sale	1,068	1,465
Net change in
Deferred income taxes	24	183
Interest payable	351	92
Other assets	(43)	214
Other liabilities	(208)	(122)
Other, net	80	22
Net cash provided by operating activities	1,432	1,641
Investing activities
Purchases of equity securities	(45)	(349)
Proceeds from sales of equity securities	87	548
Purchases of available-for-sale securities	(152)	(3,962)
Proceeds from sales of available-for-sale securities	307	474
Proceeds from repayments of available-for-sale securities	477	1,508
Proceeds from repayments of held-to-maturity securities	15	59
Purchases of finance receivables and loans held-for-investment	(818)	(1,364)
Proceeds from sales of finance receivables and loans initially held-for-investment	4	1
Originations and repayments of finance receivables and loans held-for-investment and other, net	(103)	(2,240)
Purchases of operating lease assets	(741)	(946)
Disposals of operating lease assets	706	865
Net change in nonmarketable equity investments	(2)	(116)
Other, net	(117)	(163)
Net cash used in investing activities	(382)	(5,685)

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2023	2022
Financing activities
Net change in short-term borrowings	(944)	3,950
Net increase in deposits	1,715	916
Proceeds from issuance of long-term debt	3,129	1,059
Repayments of long-term debt	(426)	(2,222)
Repurchases of common stock	(27)	(584)
Common stock dividends paid	(96)	(104)
Preferred stock dividends paid	(28)	(28)
Net cash provided by financing activities	3,323	2,987
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	—	2
Net increase (decrease) in cash and cash equivalents and restricted cash	4,373	(1,055)
Cash and cash equivalents and restricted cash at beginning of year	6,222	5,670
Cash and cash equivalents and restricted cash at March 31,	$10,595	$4,615
Supplemental disclosures
Cash paid (received) for
Interest	$1,085	$292
Income taxes	(150)	21
Noncash items
Loans held-for-sale transferred to finance receivables and loans held-for-investment	75	25
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

March 31, ($ in millions)	2023	2022
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$9,780	$3,932
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	815	683
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$10,595	$4,615
(a)Restricted cash balances relate primarily to our securitization arrangements. Refer to Note 10 for additional details describing the nature of restricted cash balances.
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
The Condensed Consolidated Financial Statements at March 31, 2023, and for the three months ended March 31, 2023, and 2022, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed on February 24, 2023, with the SEC.
Significant Accounting Policies
Finance Receivables and Loans
On January 1, 2023, we implemented ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This guidance eliminates the concept of TDRs and adds new disclosure requirements related to loan modifications to borrowers experiencing financial difficulty and gross charge-offs. We implemented the ASU on a prospective basis, which results in certain aspects of our accounting policies changing for the current year. For significant accounting policy information related to the accounting and reporting of TDRs, for which comparative period information is presented, refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.
Modifications of Loans with Borrowers Experiencing Financial Difficulty
We may provide a modification to a borrower who is experiencing financial difficulty if we believe they have the ability and are willing to repay their loan. The type of modification granted will vary depending on our credit risk management practices, as well as the borrower’s financial condition and the characteristics of the loan, including the unpaid balance, the underlying collateral, and the number or types of previous modifications granted. Modifications that we make subject to these requirements include payment extensions, principal forgiveness, and/or interest rate concessions. These modifications generally reduce the borrower’s periodic payment amount. The following is a description of each of these types of modifications.
•Payment extensions — Payment extensions include both payment deferrals and contractual maturity extensions. Deferral arrangements allow borrowers to delay a scheduled loan payment to a later date. Deferred loan payments do not affect the original contractual terms of the loan and the contractual maturity date of the loan remains unchanged. Deferrals also include certain forbearance agreements. Within the commercial loan portfolio, deferrals primarily reflect a deferral of interest payments. Under a contractual maturity extension agreement, the last payment date is extended to a future date, contractually lengthening the remaining term of the original loan.
•Principal forgiveness — Under principal forgiveness, the outstanding principal balance of a loan is reduced by a specified amount. Principal forgiveness may occur voluntarily as part of a negotiated agreement with a borrower, or involuntarily through a bankruptcy proceeding. Under these involuntary instances, the bankruptcy court in a Chapter 11 or 13 proceeding may order us to reduce the outstanding principal balance of the loan to a specified amount.
•Interest rate concessions — Interest rate concessions adjust the contractual interest rate of the loan to a rate that is not consistent with a market rate for a customer with similar credit risk.
•Combination — Combination includes loans that have undergone multiple of the above loan modification types. This primarily includes rewritten loans where we grant an interest rate concession and a contractual maturity extension.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Significant judgment is required to determine if a borrower is experiencing financial difficulty. These considerations vary by portfolio class. In all cases, the cumulative impacts of all modifications made within the 12-month period before the current modification are considered at the time of the most recent modification.
For consumer loans of all classes, various qualitative factors are used for assessing the financial difficulty of the borrower. These factors include, but are not limited to, the borrower’s default status on any of its debts, bankruptcy, and recent changes in financial circumstances (for instance, loss of employment). For commercial loans of all classes, similar qualitative factors are considered when assessing the financial difficulty of the borrower. In addition to the previously noted factors, consideration is also given to the borrower’s forecasted ability to service the debt in accordance with the contractual terms, possible regulatory actions, and other potential business disruptions (for example, the loss of a significant customer or other revenue stream).
In our consumer automotive portfolio class of loans, we also provide extensions or deferrals of payments to borrowers whom we deem to be experiencing only temporary financial difficulty. In these cases, there are limits within our operational policies to minimize the number of times a loan can be extended, as well as limits to the length of each extension, including a cumulative cap over the life of the loan. If these limits are breached, the modification may require disclosure as noted in the following paragraph. Before offering an extension or deferral, we evaluate the capacity of the customer to make the scheduled payments after the deferral period. During the deferral period, we continue to accrue interest on the loan as part of the deferral agreement. We grant these extensions or deferrals when we expect to collect all amounts due including interest accrued at the original contract rate.
We do not disclose modifications that result in only an insignificant payment delay. In order to assess whether a payment delay is insignificant, we consider the amount of the modified payments subject to delay in conjunction with the unpaid principal balance or the collateral value of the loan, whether or not the delay is significant with respect to the frequency of payments under the original contract, or the loan’s original expected duration. In the cases where payment extensions cumulatively extend beyond 90 days and are more than 10% of the original contractual term, or where the cumulative payment extension within the 12-month period immediately preceding the current modification is beyond 180 days, we deem the delay in payment to be more than insignificant.
The financial impacts of modifications that meet the definition of a modification to borrowers experiencing financial difficulty are reported in the period in which they are identified. Additionally, if such a loan defaults within 12 months of the modification, we are required to disclose the instances of redefault. For the purpose of this disclosure, we have determined that a loan is considered to have redefaulted when the loan meets the requirements for evaluation under our charge-off policy, except for commercial loans where redefault is defined as 90 days past due.
Nonaccrual Loans
Generally, we recognize loans of all classes as past due when they are 30 days delinquent on making a contractually required payment, and loans are placed on nonaccrual status when principal or interest has been delinquent for at least 90 days, or when full collection is not expected. Interest income recognition is suspended when finance receivables and loans are placed on nonaccrual status. Additionally, amortization of premiums and discounts and deferred fees and costs ceases when finance receivables and loans are placed on nonaccrual status. Exceptions include commercial real estate loans that are placed on nonaccrual status when delinquent for 60 days or when full collection is not probable, if sooner. Additionally, a loan can be returned to accrual status when the loan has been brought fully current, the collection of contractual principal and interest is reasonably assured, and six consecutive months of repayment performance is achieved. In certain cases, if a borrower has been current up to the time of the modification and repayment of the debt subsequent to the modification is reasonably assured, we may choose to continue to accrue interest on the loan.
Income Taxes
In calculating the provision for interim income taxes, in accordance with ASC 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. This method differs from that described in Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K, which describes our annual significant income tax accounting policy and related methodology.
Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K regarding additional significant accounting policies.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Recently Adopted Accounting Standards
Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02)
In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The purpose of this guidance is twofold. First, the guidance eliminates TDR recognition and measurement guidance that has been deemed no longer necessary under CECL. The guidance also adds a requirement to incorporate current year gross charge-offs by origination year into the vintage tables. With respect to the TDR impacts, under CECL, credit losses for financial assets measured at amortized cost are determined based on the total current expected credit losses over the life of the financial asset or group of financial assets. Therefore, credit losses on financial assets that have been modified as TDRs would have largely been incorporated in the allowance upon initial recognition. Under ASU 2022-02, we will evaluate whether loan modifications previously characterized as TDRs represent a new loan or a continuation of an existing loan in accordance with ASC Topic 310, Receivables. The guidance also added new disclosures that require an entity to provide information related to loan modifications that are made to borrowers that are deemed to be in financial difficulty. We adopted the ASU on January 1, 2023, on a prospective basis. The impact of these amendments was not material.
Recently Issued Accounting Standards
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
Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (ASU 2023-02)
In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The purpose of this guidance is to expand the use of the proportional amortization method to certain tax equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. In order to qualify for the proportional amortization method, the following five conditions must be met: (1) it is probable that the income tax credits allocable to the tax equity investor will be available, (2) the tax equity investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project, (3) substantially all of the projected benefits are from income tax credits and other income tax benefits, (4) the tax equity investor’s projected yield is based solely on the cash flows from the income tax credits and other income tax benefits is positive, and (5) the tax equity investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the tax equity investor’s liability is limited to its capital investment. Selecting the proportional amortization method will be an accounting policy election that must be applied on a tax-credit-program-by-tax-credit-program basis rather than at the entity level or to individual investments. Additionally, in order to apply the proportional amortization method to qualifying investments, an entity must use the flow-through method when accounting for the receipt of the investment tax credits. This guidance also adds disclosure requirements related to tax credit programs where the proportional amortization method has been elected. The amendments are effective on January 1, 2024, with early adoption permitted. The amendments must be applied using either a modified retrospective or retrospective approach with any adjustments from the adoption of the amendments recognized in retained earnings and disclosed upon adoption. In the event that we elect to apply the proportional amortization method to any qualifying programs upon adoption, management is still assessing the total impacts of these amendments, but does not expect the impact of these amendments to be material.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents a disaggregated view of our revenue from contracts with customers. For further information regarding our revenue recognition policies and details about the nature of our respective revenue streams, refer to Note 1 and Note 3 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2023
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$169	$—	$—	$—	$169
Remarketing fee income	33	—	—	—	—	33
Brokerage commissions and other revenue	—	—	—	—	23	23
Banking fees and interchange income (d)	—	—	—	—	10	10
Brokered/agent commissions	—	3	—	—	—	3
Other	5	—	—	—	—	5
Total revenue from contracts with customers	38	172	—	—	33	243
All other revenue	39	209	4	29	(26)	255
Total other revenue (e)	$77	$381	$4	$29	$7	$498
2022
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$162	$—	$—	$—	$162
Remarketing fee income	27	—	—	—	—	27
Brokerage commissions and other revenue	—	—	—	—	11	11
Banking fees and interchange income (d)	—	—	—	—	11	11
Brokered/agent commissions	—	4	—	—	—	4
Other	5	—	—	—	1	6
Total revenue from contracts with customers	32	166	—	—	23	221
All other revenue	36	104	14	24	43	221
Total other revenue (e)	$68	$270	$14	$24	$66	$442
(a)We had opening balances of $3.0 billion and $3.1 billion in unearned revenue associated with outstanding contracts at January 1, 2023, and 2022, respectively, and $241 million and $231 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended March 31, 2023, and 2022, respectively.
(b)At March 31, 2023, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $680 million during the remainder of 2023, $779 million in 2024, $604 million in 2025, $423 million in 2026, and $481 million thereafter. At March 31, 2022, we had unearned revenue of $3.0 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.8 billion at both March 31, 2023, and December 31, 2022, and recognized $144 million of expense during the three months ended March 31, 2023. We had deferred insurance assets of $1.8 billion and $1.9 billion at March 31, 2022, and December 31, 2021, respectively, and recognized $137 million of expense during the three months ended March 31, 2022.
(d)Interchange income is reported net of customer rewards. Customer rewards expense was $4 million and $3 million for the three months ended March 31, 2023, and 2022, respectively.
(e)Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $47 million and $50 million for the three months ended March 31, 2023, and 2022, respectively, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
3.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended March 31,
($ in millions)	2023	2022
Late charges and other administrative fees	$47	$37
Remarketing fees	33	27
Loss on nonmarketable equity investments, net (a)	(11)	(1)
(Loss) income from equity-method investments (a)	(18)	20
Other, net	63	60
Total other income, net of losses	$114	$143
(a)Refer to Note 10 for further information on our nonmarketable equity investments and equity-method investments.
4.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2023	2022
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$119	$122
Less: Reinsurance recoverable	72	81
Net reserves for insurance losses and loss adjustment expenses at January 1,	47	41
Net insurance losses and loss adjustment expenses incurred related to:
Current year	87	61
Prior years (a)	1	(3)
Total net insurance losses and loss adjustment expenses incurred	88	58
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(49)	(36)
Prior years	(28)	(20)
Total net insurance losses and loss adjustment expenses paid or payable	(77)	(56)
Net reserves for insurance losses and loss adjustment expenses at March 31,	58	43
Plus: Reinsurance recoverable	75	80
Total gross reserves for insurance losses and loss adjustment expenses at March 31,	$133	$123
(a)There have been no material adverse changes to the reserve for prior years.
5.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended March 31,
($ in millions)	2023	2022
Insurance commissions	$157	$149
Technology and communications	108	97
Advertising and marketing	78	72
Lease and loan administration	48	51
Property and equipment depreciation	47	39
Regulatory and licensing fees	35	26
Professional services	32	43
Vehicle remarketing and repossession	27	20
Amortization of intangible assets (a)	7	8
Other	102	66
Total other operating expenses	$641	$571
(a)Refer to Note 10 for further information on our intangible assets.

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

	March 31, 2023				December 31, 2022
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,274	$—	$(210)	$2,064	$2,272	$—	$(256)	$2,016
U.S. States and political subdivisions	783	2	(72)	713	841	1	(82)	760
Foreign government	173	—	(9)	164	158	—	(12)	146
Agency mortgage-backed residential (a)	19,161	—	(2,741)	16,420	19,668	3	(3,038)	16,633
Mortgage-backed residential	5,069	1	(788)	4,282	5,154	—	(855)	4,299
Agency mortgage-backed commercial (a)	4,451	—	(799)	3,652	4,380	—	(845)	3,535
Asset-backed	440	—	(21)	419	459	—	(26)	433
Corporate debt	1,921	1	(186)	1,736	1,931	1	(213)	1,719
Total available-for-sale securities (b) (c) (d) (e) (f)	$34,272	$4	$(4,826)	$29,450	$34,863	$5	$(5,327)	$29,541
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,047	$—	$(156)	$891	$1,062	$—	$(178)	$884
Total held-to-maturity securities (f) (g)	$1,047	$—	$(156)	$891	$1,062	$—	$(178)	$884
(a)Fair value includes a $46 million asset and a $12 million liability for agency mortgage-backed residential securities and a $70 million and $15 million asset for agency mortgage-backed commercial securities related to basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method at March 31, 2023, and December 31, 2022, respectively. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 18 for additional information.
(c)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million at both March 31, 2023, and December 31, 2022.
(d)Available-for-sale securities with a fair value of $4.9 billion and $3.9 billion were pledged as collateral at March 31, 2023, and December 31, 2022, respectively. This primarily included $3.4 billion and $3.0 billion pledged to secure advances from the FHLB at March 31, 2023, and December 31, 2022, respectively. This also included securities pledged for other purposes as required by contractual obligations or law, under which agreements we granted the counterparty the right to sell or pledge $1.5 billion and $899 million of the underlying available-for-sale securities at March 31, 2023, and December 31, 2022, respectively.
(e)Totals do not include accrued interest receivable, which was $87 million and $91 million at March 31, 2023, and December 31, 2022, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(f)There was no allowance for credit losses recorded at both March 31, 2023, or December 31, 2022, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(g)Totals do not include accrued interest receivable, which was $2 million at both March 31, 2023, and December 31, 2022. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2023
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,064	1.6%	$—	—%	$946	1.3%	$1,118	1.8%	$—	—%
U.S. States and political subdivisions	713	3.1	17	2.8	55	2.6	104	3.3	537	3.2
Foreign government	164	1.9	14	0.9	79	2.0	71	2.1	—	—
Agency mortgage-backed residential (b)	16,420	2.6	—	—	—	—	51	2.3	16,369	2.6
Mortgage-backed residential	4,282	2.8	—	—	—	—	14	2.9	4,268	2.8
Agency mortgage-backed commercial (b)	3,652	2.2	—	—	96	3.1	1,355	2.2	2,201	2.2
Asset-backed	419	1.8	—	—	405	1.7	12	5.0	2	2.8
Corporate debt	1,736	2.5	96	2.2	969	2.4	656	2.6	15	5.6
Total available-for-sale securities	$29,450	2.5	$127	2.1	$2,550	1.9	$3,381	2.2	$23,392	2.6
Amortized cost of available-for-sale securities	$34,272		$130		$2,729		$3,874		$27,539
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,047	2.8%	$—	—%	$—	—%	$—	—%	$1,047	2.8%
Total held-to-maturity securities	$1,047	2.8	$—	—	$—	—	$—	—	$1,047	2.8
December 31, 2022
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,016	1.6%	$—	—%	$716	1.3%	$1,300	1.7%	$—	—%
U.S. States and political subdivisions	760	3.2	26	2.7	60	2.7	112	3.3	562	3.2
Foreign government	146	1.8	13	0.8	74	1.8	59	1.9	—	—
Agency mortgage-backed residential (b)	16,633	2.6	—	—	—	—	27	2.0	16,606	2.6
Mortgage-backed residential	4,299	2.8	—	—	—	—	14	2.9	4,285	2.8
Agency mortgage-backed commercial (b)	3,535	2.2	—	—	66	3.1	1,234	2.1	2,235	2.1
Asset-backed	433	1.7	—	—	401	1.7	25	1.8	7	3.5
Corporate debt	1,719	2.4	86	2.4	912	2.3	705	2.6	16	4.9
Total available-for-sale securities	$29,541	2.5	$125	2.3	$2,229	1.9	$3,476	2.1	$23,711	2.6
Amortized cost of available-for-sale securities	$34,863		$126		$2,403		$4,048		$28,286
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,062	2.8%	$—	—%	$—	—%	$—	—%	$1,062	2.8%
Total held-to-maturity securities	$1,062	2.8	$—	—	$—	—	$—	—	$1,062	2.8
(a)Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.
(b)Fair value includes a $46 million asset and a $12 million liability for agency mortgage-backed residential securities and a $70 million and $15 million asset for agency mortgage-backed commercial securities related to basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method at March 31, 2023, and December 31, 2022, respectively. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
The balances of cash equivalents were $17 million and $18 million at March 31, 2023, and December 31, 2022, respectively, and were composed primarily of money-market funds and short-term securities, including U.S. Treasury bills.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents interest and dividends on investment securities.

	Three months ended March 31,
($ in millions)	2023	2022
Taxable interest	$217	$174
Taxable dividends	3	4
Interest and dividends exempt from U.S. federal income tax	6	5
Interest and dividends on investment securities	$226	$183
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended March 31,
($ in millions)	2023	2022
Available-for-sale securities
Gross realized gains	$5	$18
Net realized gain on available-for-sale securities	5	18
Net realized gain on equity securities	5	52
Net unrealized gain (loss) on equity securities	64	(65)
Other gain on investments, net	$74	$5
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of March 31, 2023, and December 31, 2022. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch. The ratings presented are a composite of the ratings sourced from the agencies or, if the ratings cannot be sourced from the agencies, are based on the asset type of the particular security. All our held-to-maturity securities were current in their payment of principal and interest as of both March 31, 2023, and December 31, 2022. We have not recorded any interest income reversals on our held-to-maturity securities during the three months ended March 31, 2023, or 2022.

	March 31, 2023		December 31, 2022
($ in millions)	AA	Total (a)	AA	Total (a)
Debt securities
Agency mortgage-backed residential	$1,047	$1,047	$1,062	$1,062
Total held-to-maturity securities	$1,047	$1,047	$1,062	$1,062
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K. As of March 31, 2023, and December 31, 2022, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. We have not recorded any interest income reversals on our available-for-sale securities during the three months ended March 31, 2023, or 2022.

	March 31, 2023				December 31, 2022
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$10	$—	$2,054	$(210)	$529	$(68)	$1,487	$(188)
U.S. States and political subdivisions	164	(2)	439	(70)	547	(55)	135	(27)
Foreign government	16	—	137	(9)	75	(4)	71	(8)
Agency mortgage-backed residential (a)	1,998	(95)	14,364	(2,646)	7,472	(892)	8,978	(2,146)
Mortgage-backed residential	512	(29)	3,726	(759)	1,985	(289)	2,287	(566)
Agency mortgage-backed commercial (a)	507	(24)	3,089	(775)	996	(124)	2,535	(721)
Asset-backed	50	(1)	362	(20)	162	(4)	272	(22)
Corporate debt	262	(9)	1,406	(177)	782	(67)	895	(146)
Total available-for-sale securities	$3,519	$(160)	$25,577	$(4,666)	$12,548	$(1,503)	$16,660	$(3,824)
(a)Includes basis adjustments for certain securities that are included in closed portfolios with active hedges under the portfolio layer method at March 31, 2023, and December 31, 2022. The basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
During the three months ended March 31, 2023, and 2022, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at March 31, 2023, or December 31, 2022.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
7.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	March 31, 2023	December 31, 2022
Consumer automotive (a)	$83,640	$83,286
Consumer mortgage
Mortgage Finance (b)	19,189	19,445
Mortgage — Legacy (c)	272	290
Total consumer mortgage	19,461	19,735
Consumer other
Personal Lending (d)	2,074	1,990
Credit Card	1,640	1,599
Total consumer other	3,714	3,589
Total consumer	106,815	106,610
Commercial
Commercial and industrial
Automotive	14,905	14,595
Other	9,075	9,154
Commercial real estate	5,509	5,389
Total commercial	29,489	29,138
Total finance receivables and loans (e) (f)	$136,304	$135,748
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $2 million and $3 million at March 31, 2023, and December 31, 2022, respectively, of which all have exited the interest-only period.
(c)Includes loans originated as interest-only mortgage loans of $16 million and $17 million at March 31, 2023, and December 31, 2022, respectively, of which all have exited the interest-only period.
(d)Includes $2 million and $3 million of finance receivables at March 31, 2023, and December 31, 2022, respectively, for which we have elected the fair value option.
(e)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.3 billion at both March 31, 2023, and December 31, 2022.
(f)Totals do not include accrued interest receivable, which was $726 million and $707 million at March 31, 2023, and December 31, 2022, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet. Billed interest on our credit card loans is included within finance receivables and loans, net.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months ended March 31, 2023, and 2022, respectively.

Three months ended March 31, 2023 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2023	$3,020	$27	$426	$238	$3,711
Charge-offs (b)	(536)	(1)	(64)	—	(601)
Recoveries	185	2	5	—	192
Net charge-offs	(351)	1	(59)	—	(409)
Provision for credit losses (c)	353	(4)	88	12	449
Other	—	(1)	—	1	—
Allowance at March 31, 2023	$3,022	$23	$455	$251	$3,751
(a)Excludes $3 million and $2 million of finance receivables and loans at January 1, 2023, and March 31, 2023, respectively, for which we have elected the fair value option and incorporate no allowance for loan losses.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for information regarding our charge-off policies.
(c)Excludes $3 million of benefit for credit losses related to our reserve for unfunded commitments. The liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

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
(a)Excludes $7 million of finance receivables and loans at both January 1, 2022, and March 31, 2022, for which we have elected the fair value option and incorporate no allowance for loan losses.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for information regarding our charge-off policies.
The following table presents sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale based on net carrying value.

	Three months ended March 31,
($ in millions)	2023	2022
Consumer mortgage	$1	$—
Total sales and transfers	$1	$—
The following table presents purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended March 31,
($ in millions)	2023	2022
Consumer automotive	$758	$493
Consumer mortgage	2	825
Commercial	7	—
Total purchases of finance receivables and loans (a)	$767	$1,318
(a)Excludes $4 million of finance receivables and loans purchased during the three months ended March 31, 2022, for which we have elected the fair value option.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Nonaccrual Loans
The following tables present the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of March 31, 2023, and December 31, 2022. Refer to Note 1 for additional information on our accounting policy for finance receivables and loans on nonaccrual status.

		March 31, 2023			December 31, 2022
($ in millions)	Nonaccrual status at Jan. 1, 2023	Nonaccrual status	Nonaccrual with no allowance (a)	Nonaccrual status at Jan. 1, 2022	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,187	$1,110	$473	$1,078	$1,187	$445
Consumer mortgage
Mortgage Finance	34	34	21	59	34	25
Mortgage — Legacy	15	15	13	26	15	14
Total consumer mortgage	49	49	34	85	49	39
Consumer other
Personal Lending	13	12	—	5	13	—
Credit Card	43	54	—	11	43	—
Total consumer other	56	66	—	16	56	—
Total consumer	1,292	1,225	507	1,179	1,292	484
Commercial
Commercial and industrial
Automotive	5	—	—	33	5	2
Other	157	159	4	221	157	33
Commercial real estate	—	—	—	3	—	—
Total commercial	162	159	4	257	162	35
Total finance receivables and loans (b)	$1,454	$1,384	$511	$1,436	$1,454	$519
(a)Represents a component of nonaccrual status at end of period.
(b)We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $3 million for both the three months ended March 31, 2023, and 2022.

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

	Origination year							Revolving loans converted to term
March 31, 2023 ($ in millions)	2023	2022	2021	2020	2019	2018 and prior	Revolving loans		Total
Consumer automotive
Current	$7,801	$33,822	$20,093	$9,232	$5,604	$4,098	$—	$—	$80,650
30–59 days past due	23	769	756	308	226	210	—	—	2,292
60–89 days past due	1	244	273	108	74	65	—	—	765
90 or more days past due	—	88	96	38	31	35	—	—	288
Total consumer automotive (a)	7,825	34,923	21,218	9,686	5,935	4,408	—	—	83,995
Consumer mortgage
Mortgage Finance
Current	21	2,271	10,797	1,917	794	3,316	—	—	19,116
30–59 days past due	—	5	9	4	4	16	—	—	38
60–89 days past due	—	1	2	1	—	8	—	—	12
90 or more days past due	—	2	4	—	1	16	—	—	23
Total Mortgage Finance	21	2,279	10,812	1,922	799	3,356	—	—	19,189
Mortgage — Legacy
Current	—	—	—	—	—	59	177	18	254
30–59 days past due	—	—	—	—	—	2	1	—	3
60–89 days past due	—	—	—	—	—	2	1	—	3
90 or more days past due	—	—	—	—	—	8	2	2	12
Total Mortgage — Legacy	—	—	—	—	—	71	181	20	272
Total consumer mortgage	21	2,279	10,812	1,922	799	3,427	181	20	19,461
Consumer other
Personal Lending
Current	384	1,272	327	39	4	1	—	—	2,027
30–59 days past due	1	12	5	—	—	—	—	—	18
60–89 days past due	—	11	4	—	—	—	—	—	15
90 or more days past due	—	8	4	—	—	—	—	—	12
Total Personal Lending (b)	385	1,303	340	39	4	1	—	—	2,072
Credit Card
Current	—	—	—	—	—	—	1,548	—	1,548
30–59 days past due	—	—	—	—	—	—	22	—	22
60–89 days past due	—	—	—	—	—	—	19	—	19
90 or more days past due	—	—	—	—	—	—	51	—	51
Total Credit Card	—	—	—	—	—	—	1,640	—	1,640
Total consumer other	385	1,303	340	39	4	1	1,640	—	3,712
Total consumer	$8,231	$38,505	$32,370	$11,647	$6,738	$7,836	$1,821	$20	$107,168
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $355 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at March 31, 2023. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
(b)Excludes $2 million of finance receivables at March 31, 2023, for which we have elected the fair value option.

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
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $560 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at December 31, 2022. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
(b)Excludes $3 million of finance receivables at December 31, 2022, for which we have elected the fair value option.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents gross charge-offs of our finance receivables and loans for each portfolio class by origination year that occurred during the three months ended March 31, 2023. Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for additional information on our charge-off policy.

	Origination year							Revolving loans converted to term
Three months ended March 31, 2023 ($ in millions)	2023	2022	2021	2020	2019	2018 and prior	Revolving loans		Total
Consumer automotive	$2	$220	$178	$56	$42	$38	$—	$—	$536
Consumer mortgage
Mortgage — Legacy	—	—	—	—	—	1	—	—	1
Total consumer mortgage	—	—	—	—	—	1	—	—	1
Consumer other
Personal Lending	—	21	9	1	—	—	—	—	31
Credit Card	—	—	—	—	—	—	32	1	33
Total consumer other	—	21	9	1	—	—	32	1	64
Total consumer	2	241	187	57	42	39	32	1	601
Total finance receivables and loans	$2	$241	$187	$57	$42	$39	$32	$1	$601
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
•Loss — Loans that are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

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

	Origination year							Revolving loans converted to term
March 31, 2023 ($ in millions)	2023	2022	2021	2020	2019	2018 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$129	$598	$198	$122	$72	$50	$12,654	$—	$13,823
Special mention	1	22	46	—	—	27	926	—	1,022
Substandard	—	—	—	—	—	—	60	—	60
Total automotive	130	620	244	122	72	77	13,640	—	14,905
Other
Pass	82	640	436	329	319	170	5,513	93	7,582
Special mention	—	177	187	196	95	209	260	38	1,162
Substandard	—	—	—	4	50	118	55	13	240
Doubtful	—	—	—	—	63	26	2	—	91
Total other	82	817	623	529	527	523	5,830	144	9,075
Commercial real estate
Pass	263	1,519	1,090	941	672	937	9	22	5,453
Special mention	—	2	32	2	19	1	—	—	56
Total commercial real estate	263	1,521	1,122	943	691	938	9	22	5,509
Total commercial	$475	$2,958	$1,989	$1,594	$1,290	$1,538	$19,479	$166	$29,489

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2022 ($ in millions)	2022	2021	2020	2019	2018	2017 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$640	$211	$132	$78	$28	$34	$12,327	$—	$13,450
Special mention	23	47	—	—	10	21	1,016	—	1,117
Substandard	—	—	—	1	—	—	27	—	28
Total automotive	663	258	132	79	38	55	13,370	—	14,595
Other
Pass	594	469	607	419	54	133	5,344	89	7,709
Special mention	177	158	175	95	47	128	278	35	1,093
Substandard	—	—	4	51	—	139	55	13	262
Doubtful	—	—	—	64	—	25	—	—	89
Loss	—	—	—	—	—	—	1	—	1
Total other	771	627	786	629	101	425	5,678	137	9,154
Commercial real estate
Pass	1,481	1,118	951	679	369	716	9	13	5,336
Special mention	—	32	2	19	—	—	—	—	53
Total commercial real estate	1,481	1,150	953	698	369	716	9	13	5,389
Total commercial	$2,915	$2,035	$1,871	$1,406	$508	$1,196	$19,057	$150	$29,138
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
March 31, 2023
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$14,905	$14,905
Other	1	—	3	4	9,071	9,075
Commercial real estate	—	—	—	—	5,509	5,509
Total commercial	$1	$—	$3	$4	$29,485	$29,489
December 31, 2022
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$14,595	$14,595
Other	—	1	2	3	9,151	9,154
Commercial real estate	—	—	—	—	5,389	5,389
Total commercial	$—	$1	$2	$3	$29,135	$29,138

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Loan Modifications
The following table presents the amortized cost basis of loans that were modified subsequent to origination during the three months ended March 31, 2023, for each portfolio segment, by modification type. For additional information on loan modification types in scope of this disclosure, refer to Note 1.

	Payment extensions
March 31, 2023 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$14	$2	$—	$39	$55
Consumer mortgage
Mortgage Finance	—	2	—	—	2	4
Total consumer mortgage	—	2	—	—	2	4
Consumer other
Credit Card	—	—	—	3	—	3
Total consumer other	—	—	—	3	—	3
Total consumer	—	16	2	3	41	62
Commercial
Commercial and industrial
Other	62	7	—	—	—	69
Total commercial	62	7	—	—	—	69
Total finance receivables and loans	$62	$23	$2	$3	$41	$131
(a)Represents 0.1% of total finance receivables and loans outstanding as of March 31, 2023.
The following table presents the financial effect of loan modifications that occurred during the three months ended March 31, 2023.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b)
March 31, 2023 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	26	$1	—%	—%	74	85	10.4%	9.7%
Consumer mortgage
Mortgage Finance	159	—	—	—	314	467	4.9	3.9
Total consumer mortgage	159	—	—	—	314	467	4.9	3.9
Consumer other
Credit Card	—	—	29.6	10.6	—	—	—	—
Total consumer other	—	—	29.6	10.6	—	—	—	—
Commercial
Commercial and industrial
Other	12	—	—	—	—	—	—	—
Total commercial	12	$—	—	—	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the subsequent performance of loans recorded at amortized cost, by portfolio segment and credit quality indicator, that have been modified during the three months ended March 31, 2023.

Three months ended March 31, 2023 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$13	$1	$—	$—	$14
Principal forgiveness	—	—	—	2	2
Combination	37	2	—	—	39
Total consumer automotive (a)	50	3	—	2	55
Consumer mortgage
Mortgage Finance
Contractual maturity extensions	2	—	—	—	2
Combination	—	—	2	—	2
Total Mortgage Finance	2	—	2	—	4
Total consumer mortgage	2	—	2	—	4
Consumer other
Credit Card
Interest rate concessions	1	1	—	1	3
Total consumer other	1	1	—	1	3
Total consumer	$53	$4	$2	$3	$62
(a)During the three months ended March 31, 2023, 12 consumer loans with a total amortized cost of $1 million have redefaulted.

Three months ended March 31, 2023 ($ in millions)	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Other
Payment deferrals	$—	$34	$28	$62
Contractual maturity extensions	7	—	—	7
Total commercial	$7	$34	$28	$69
Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02
The adoption of ASU 2022-02 eliminated TDR recognition and measurement guidance, as well as all TDR-related disclosures. Refer to Note 1 for additional information. TDRs were loan modifications where concessions were granted to borrowers experiencing financial difficulties. Total TDRs recorded at amortized cost were $2.4 billion at December 31, 2022.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents information related to finance receivables and loans recorded at amortized cost modified in connection with a TDR during the period.

	2022
Three months ended March 31, ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive	13,451	$231	$227
Consumer mortgage
Mortgage Finance	6	5	5
Mortgage — Legacy	4	1	1
Total consumer mortgage	10	6	6
Consumer other
Credit Card	351	1	1
Total consumer other	351	1	1
Total consumer	13,812	238	234
Commercial
Commercial and industrial
Other	1	34	34
Total commercial	1	34	34
Total finance receivables and loans	13,813	$272	$268
The following table presents information about finance receivables and loans recorded at amortized cost that have redefaulted during the reporting period and were within 12 months or less of being modified as a TDR. Redefault is when finance receivables and loans meet the requirements for evaluation under our charge-off policy except for commercial finance receivables and loans, where redefault is defined as 90 days past due.

	2022
Three months ended March 31, ($ in millions)	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	2,111	$31	$13
Consumer mortgage
Mortgage Finance	2	2	—
Total consumer mortgage	2	2	—
Total consumer finance receivables and loans	2,113	33	13
Total finance receivables and loans	2,113	$33	$13
8.    Leasing
Ally as the Lessee
We have operating leases for certain of our corporate facilities, which have remaining lease terms of 5 months to 8 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend or terminate the lease. We do not include these term extensions or termination provisions in our estimates of the lease term if we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.
During the three months ended March 31, 2023, and March 31, 2022, we paid $8 million and $10 million, respectively, in cash for amounts included in the measurement of lease liabilities. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the three months ended March 31, 2022, we obtained $12 million of ROU assets in exchange for new lease liabilities. As of March 31, 2023, the weighted-average remaining lease term of our operating lease portfolio was 5 years, and the weighted-average discount rate was 2.59%, compared to 5 years and 2.57% as of December 31, 2022.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of March 31, 2023, and that have noncancelable lease terms expiring after March 31, 2023.

($ in millions)
2023	$26
2024	32
2025	26
2026	20
2027	16
2028 and thereafter	18
Total undiscounted cash flows	138
Difference between undiscounted cash flows and discounted cash flows	(8)
Total lease liability	$130
In June 2022, we purchased an operations center in Lewisville, Texas, which consisted of a previously leased facility. Upon closing the transaction, the lease ROU asset and liability were derecognized and new fixed assets totaling approximately $44 million were recognized as property and equipment at cost within other assets of the Condensed Consolidated Balance Sheet.
The following table details the components of total net operating lease expense.

	Three months ended March 31,
($ in millions)	2023	2022
Operating lease expense	$7	$8
Variable lease expense	1	1
Total lease expense, net (a)	$8	$9
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
When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of March 31, 2023, and December 31, 2022, consumer operating leases with a carrying value, net of accumulated depreciation, of $43 million and $56 million, respectively, were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table details our investment in operating leases.

($ in millions)	March 31, 2023	December 31, 2022
Vehicles	$12,148	$12,304
Accumulated depreciation	(1,912)	(1,860)
Investment in operating leases, net	$10,236	$10,444
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after March 31, 2023.

($ in millions)
2023	$1,179
2024	1,058
2025	533
2026	152
2027	13
Total lease payments from operating leases	$2,935
We recognized operating lease revenue of $402 million for the three months ended, March 31, 2023, and $403 million for the three months ended March 31, 2022. Depreciation expense on operating lease assets includes net remarketing gains recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended March 31,
($ in millions)	2023	2022
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$273	$267
Remarketing gains, net	(47)	(50)
Net depreciation expense on operating lease assets	$226	$217
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $2 million during both the three months ended March 31, 2023, and 2022.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet was $499 million and $481 million as of March 31, 2023, and December 31, 2022, respectively. This includes lease payment receivables of $487 million and $468 million at March 31, 2023, and December 31, 2022, respectively, and unguaranteed residual assets of $12 million at March 31, 2023, and $13 million at December 31, 2022. Interest income on finance lease receivables was $9 million for the three months ended March 31, 2023, and $7 million for the three months ended March 31, 2022, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after March 31, 2023.

($ in millions)
2023	$130
2024	148
2025	129
2026	80
2027	40
2028 and thereafter	15
Total undiscounted cash flows	542
Difference between undiscounted cash flows and discounted cash flows	(56)
Present value of lease payments recorded as lease receivable	$486

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
The pretax gain on sales of financial assets into nonconsolidated VIEs was $1 million for the three months ended March 31, 2023. We had no pretax gains or losses on sales of financial assets into nonconsolidated VIEs during the three months ended March 31, 2022.
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
Refer to Note 1 and Note 11 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for further description of our securitization activities and our involvement with VIEs.

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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
March 31, 2023
On-balance sheet variable interest entities
Consumer automotive	$22,126	(b)	$3,162	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive	—		—		461	461	(d)
Consumer other (e)	—		—		118	118
Commercial other	2,203	(f)	864	(g)	—	2,767	(h)
Total	$24,329		$4,026		$579	$3,346
December 31, 2022
On-balance sheet variable interest entities
Consumer automotive	$20,415	(b)	$2,553	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive	—		—		$227	$227	(d)
Consumer other (e)	—		—		103	103
Commercial other	2,199	(f)	873	(g)	—	2,767	(h)
Total	$22,614		$3,426		$330	$3,097
(a)Asset values represent the current unpaid principal balance of outstanding consumer automotive and credit card finance receivables and loans within the VIEs.
(b)Includes $10.4 billion and $10.6 billion of assets that were not encumbered by VIE beneficial interests held by third parties at March 31, 2023, and December 31, 2022, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $111 million and $113 million of liabilities that were not obligations to third-party beneficial interest holders at March 31, 2023, and December 31, 2022, respectively.
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
(e)Represents balances from Ally Credit Card.
(f)Amounts are classified as other assets except for $41 million and $38 million classified as equity securities at March 31, 2023, and December 31, 2022, respectively.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the three months ended March 31, 2023, and 2022. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

	Three months ended March 31,
($ in millions)	2023	2022
Consumer automotive
Cash proceeds from transfers completed during the period	$252	$—
Servicing fees	2	—
Consumer other (a)
Cash proceeds from transfers completed during the period	39	12
Servicing fees	3	1
Total	$296	$13
(a)Represents activity from Ally Credit Card.
Delinquencies and Net Credit Losses
The following tables present quantitative information about off-balance sheet whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Whole-loan sales (a)
Consumer automotive	$461	$227	$5	$2
Consumer other	118	103	11	8
Total	$579	$330	$16	$10
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

	Net credit losses
	Three months ended March 31,
($ in millions)	2023	2022
Whole-loan sales (a)
Consumer automotive	$1	$—
Consumer other	5	—
Total	$6	$—
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
10.    Other Assets
The components of other assets were as follows.

($ in millions)	March 31, 2023	December 31, 2022
Property and equipment at cost	$2,390	$2,352
Accumulated depreciation	(1,116)	(1,076)
Net property and equipment	1,274	1,276
Investment in qualified affordable housing projects	1,616	1,596
Net deferred tax assets	1,030	1,087
Nonmarketable equity investments	833	842
Goodwill	822	822
Accrued interest, fees, and rent receivables	807	786
Restricted cash held for securitization trusts (a)	740	585
Equity-method investments (b)	595	608
Other accounts receivable	153	164
Operating lease right-of-use assets	105	111
Net intangible assets	91	98
Restricted cash and cash equivalents (c)	75	66
Other assets	1,003	1,097
Total other assets	$9,144	$9,138
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
The total carrying value of the nonmarketable equity investments held at March 31, 2023, and December 31, 2022, including cumulative unrealized gains and losses, was as follows.

($ in millions)	March 31, 2023	December 31, 2022
FRB stock	$396	$401
FHLB stock	324	318
Equity investments without a readily determinable fair value
Cost basis at acquisition	90	89
Adjustments
Upward adjustments	183	177
Downward adjustments (including impairment)	(160)	(143)
Carrying amount, equity investments without a readily determinable fair value	113	123
Nonmarketable equity investments	$833	$842
During the three months ended March 31, 2023, and 2022, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of March 31, 2023, and 2022, were as follows.

	Three months ended March 31,
($ in millions)	2023	2022
Upward adjustments	$5	$1
Downward adjustments (including impairment) (a)	(17)	(2)
(a)No impairment on FHLB and FRB stock was recognized during the three months ended March 31, 2023, and 2022.
Total loss on nonmarketable equity investments, net, which includes both realized and unrealized gains and losses, were losses of $11 million and $1 million for the three months ended March 31, 2023, and March 31, 2022, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2021	$20	$27	$775	$822
Goodwill acquired	—	—	—	—
Goodwill at December 31, 2022	$20	$27	$775	$822
Goodwill acquired	—	—	—	—
Goodwill at March 31, 2023	$20	$27	$775	$822
(a)Includes $479 million of goodwill associated with Ally Credit Card at both March 31, 2023, and December 31, 2022, $153 million of goodwill associated with Ally Lending at both March 31, 2023, and December 31, 2022, and $143 million of goodwill associated with Ally Invest at both March 31, 2023, and December 31, 2022.
The net carrying value of intangible assets by class was as follows.

	March 31, 2023 (a)			December 31, 2022
($ in millions)	Gross intangible assets	Accumulated amortization	Net carrying value	Gross intangible assets	Accumulated amortization	Net carrying value
Technology	$122	$(57)	$65	$122	$(53)	$69
Customer lists	58	(53)	5	58	(51)	7
Purchased credit card relationships	25	(5)	20	25	(4)	21
Trademarks	2	(1)	1	2	(1)	1
Total intangible assets	$207	$(116)	$91	$207	$(109)	$98
(a)We expect to recognize amortization expense of $20 million during the remainder of 2023, $19 million in 2024, and $14 million in each of 2025, 2026, and 2027.
11.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	March 31, 2023	December 31, 2022
Noninterest-bearing deposits	$174	$185
Interest-bearing deposits
Savings, money market, and checking accounts	101,528	110,776
Certificates of deposit	52,311	41,336
Total deposit liabilities	$154,013	$152,297
At March 31, 2023, and December 31, 2022, certificates of deposit included $6.7 billion and $5.6 billion, respectively, of those in denominations in excess of $250 thousand.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
12.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	March 31, 2023			December 31, 2022
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$700	$700	$—	$1,900	$1,900
Securities sold under agreements to repurchase	—	755	755	—	499	499
Total short-term borrowings	$—	$1,455	$1,455	$—	$2,399	$2,399
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of March 31, 2023, the securities sold under agreements to repurchase consisted of $755 million of agency mortgage-backed residential debt securities, of which $493 million are set to mature within 30 days, and $262 million are set to mature within 31 to 60 days. Refer to Note 6 and Note 21 for further details.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At March 31, 2023, we placed cash collateral of $4 million subsequent to the execution of the repurchase agreements, and we did not receive any collateral. At December 31, 2022, we placed cash collateral of $1 million subsequent to the execution of the repurchase agreements, and we did not receive any collateral.
Long-Term Debt
The following tables present the composition of our long-term debt portfolio.

	March 31, 2023			December 31, 2022
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$2,015	$2,902	$4,917	$2,023	$2,395	$4,418
Due after one year	8,634	6,929	15,563	8,014	5,330	13,344
Total long-term debt (b)	$10,649	$9,831	$20,480	$10,037	$7,725	$17,762
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 18 for additional information.
(b)Includes advances, net of hedge basis adjustments, from the FHLB of Pittsburgh of $6.8 billion and $5.3 billion at March 31, 2023, and December 31, 2022, respectively.
The following table presents the scheduled remaining maturity of long-term debt at March 31, 2023, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2023	2024	2025	2026	2027	2028 and thereafter	Total
Unsecured
Long-term debt	$2,077	$1,480	$2,470	$107	$1,538	$3,855	$11,527
Original issue discount	(46)	(68)	(74)	(82)	(95)	(513)	(878)
Total unsecured	2,031	1,412	2,396	25	1,443	3,342	10,649
Secured
Long-term debt	2,134	3,124	2,060	1,806	473	234	9,831
Total long-term debt	$4,165	$4,536	$4,456	$1,831	$1,916	$3,576	$20,480

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following summarizes assets restricted as collateral for the payment of the related debt obligation.

($ in millions)	March 31, 2023	December 31, 2022
Consumer mortgage finance receivables	$19,499	$19,771
Consumer automotive finance receivables	13,505	11,759
Commercial finance receivables	5,413	4,210
Investment securities (amortized cost of $5,008 and $4,288) (a)	4,241	3,525
Total assets restricted as collateral (b) (c) (d)	$42,658	$39,265
Secured debt (e)	$11,286	$10,124
(a)A portion of the restricted investment securities at March 31, 2023, and December 31, 2022, was restricted under repurchase agreements. Refer to the section above titled Short-Term Borrowings for information on the repurchase agreements.
(b)All restricted assets are those of Ally Bank.
(c)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $28.4 billion and $27.0 billion at March 31, 2023, and December 31, 2022, respectively. These assets were primarily composed of consumer mortgage finance receivables and loans, as well as real-estate-backed loans within our Automotive Finance and Corporate Finance businesses, and non-agency mortgage-backed securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $2.3 billion and $2.4 billion at March 31, 2023, and December 31, 2022, respectively. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(d)Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 10 for additional information.
(e)Includes $1.5 billion and $2.4 billion of short-term borrowings at March 31, 2023, and December 31, 2022, respectively.
13.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	March 31, 2023	December 31, 2022
Unfunded commitments for investment in qualified affordable housing projects	$861	$869
Accounts payable	541	435
Employee compensation and benefits	225	424
Deferred revenue	168	169
Reserves for insurance losses and loss adjustment expenses	133	119
Operating lease liabilities	130	137
Other liabilities	567	495
Total accrued expenses and other liabilities	$2,625	$2,648

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
14.    Preferred Stock
The following table summarizes information about our preferred stock. For additional information regarding our preferred stock, refer to Note 17 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.

	March 31, 2023	December 31, 2022
Series B preferred stock (a)
Issuance date	April 22, 2021	April 22, 2021
Carrying value ($ in millions)	$1,335	$1,335
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,350,000	1,350,000
Number of shares issued and outstanding	1,350,000	1,350,000
Dividend/coupon
Prior to May 15, 2026	4.700%	4.700%
On and after May 15, 2026	Five Year Treasury + 3.868%	Five Year Treasury + 3.868%
Series C preferred stock (a)
Issuance date	June 2, 2021	June 2, 2021
Carrying value ($ in millions)	$989	$989
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,000,000	1,000,000
Number of shares issued and outstanding	1,000,000	1,000,000
Dividend/coupon
Prior to May 15, 2028	4.700%	4.700%
On and after May 15, 2028	Seven Year Treasury + 3.481%	Seven Year Treasury + 3.481%
(a)We may, at our option, redeem the Series B and Series C shares on any dividend payment date on or after May 15, 2026, or May 15, 2028, respectively, or at any time within 90 days following a regulatory event that precludes the instruments from being included in additional Tier 1 capital.
15.    Accumulated Other Comprehensive Loss
The following table presents changes, net of tax, in each component of accumulated other comprehensive loss.

($ in millions)	Unrealized losses on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans (c)	Accumulated other comprehensive loss
Balance at January 1, 2022	$(95)	$19	$35	$(117)	$(158)
Net change	(1,631)	1	(5)	2	(1,633)
Balance at March 31, 2022	$(1,726)	$20	$30	$(115)	$(1,791)
Balance at January 1, 2023	$(4,095)	$18	$18	$—	$(4,059)
Net change	284	—	(1)	—	283
Balance at March 31, 2023	$(3,811)	$18	$17	$—	$(3,776)
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio. Refer to Note 6 for additional information.
(b)For additional information on derivative instruments and hedging activities, refer to Note 18.
(c)During 2022, we settled our qualified defined benefit pension plan. Refer to Note 18 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Three months ended March 31, 2023 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$377		$(89)		$288
Less: Net realized gains reclassified to income from continuing operations	5	(a)	(1)	(b)	4
Net change	372		(88)		284
Cash flow hedges (c)
Net unrealized gains arising during the period	4		(1)		3
Less: Net realized gains reclassified to income from continuing operations	5	(d)	(1)	(b)	4
Net change	(1)		—		(1)
Other comprehensive income	$371		$(88)		$283
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
16.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended March 31,
($ in millions, except per share data; shares in thousands) (a)	2023	2022
Net income from continuing operations	$320	$655
Preferred stock dividends — Series B	(16)	(16)
Preferred stock dividends — Series C	(12)	(12)
Net income from continuing operations attributable to common stockholders	$292	$627
Loss from discontinued operations, net of tax	(1)	—
Net income attributable to common stockholders	$291	$627
Basic weighted-average common shares outstanding (b)	302,657	335,678
Diluted weighted-average common shares outstanding (b)	303,448	337,812
Basic earnings per common share
Net income from continuing operations	$0.97	$1.87
Net income	$0.96	$1.87
Diluted earnings per common share
Net income from continuing operations	$0.96	$1.86
Net income	$0.96	$1.86
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.
17.    Regulatory Capital and Other Regulatory Matters
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm like Ally is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of March 31, 2023, the stress capital buffer requirement for Ally was 2.5%.
Ally and Ally Bank are subject to the U.S. Basel III standardized approach for counterparty credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. Since Ally and Ally Bank are not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income from regulatory capital. As of March 31, 2023, and December 31, 2022, Ally had $3.8 billion and $4.1 billion of accumulated other comprehensive losses, net of applicable income taxes, that were excluded from Common Equity Tier 1 capital. Refer to Note 15 for additional details about our accumulated other comprehensive loss.
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
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both March 31, 2023, and December 31, 2022, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
Under FDICIA and the PCA framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Brokered deposits totaled $13.8 billion at March 31, 2023, which represented 9.0% of Ally Bank’s total deposits.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes our capital ratios under U.S. Basel III.

	March 31, 2023		December 31, 2022		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$14,540	9.23%	$14,592	9.27%	4.50%	(b)
Ally Bank	17,121	11.43	17,011	11.38	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$16,803	10.66%	$16,867	10.72%	6.00%	6.00%
Ally Bank	17,121	11.43	17,011	11.38	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$19,626	12.46%	$19,209	12.21%	8.00%	10.00%
Ally Bank	19,007	12.69	18,888	12.64	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$16,803	8.54%	$16,867	8.65%	4.00%	(b)
Ally Bank	17,121	9.18	17,011	9.23	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 2.5% at both March 31, 2023, and December 31, 2022.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
On January 1, 2020, we adopted CECL. Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for additional information about our allowance for loan losses accounting policy. Under a rule finalized by the FRB and other U.S. banking agencies in 2020, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we deferred and began phasing in on January 1, 2022, is generally calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of March 31, 2023, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $591 million.
In December 2017, the Basel Committee approved revisions to the global Basel III capital framework (commonly known as the Basel III endgame or as Basel IV), many of which—if adopted in the United States—could heighten regulatory capital standards. While these revisions were planned for implementation by member countries by January 1, 2023, the U.S. banking agencies have yet to propose rules to do so. At this time, how the revisions will be harmonized and finalized in the United States remains unclear, although officials of the U.S. banking agencies have indicated that regulatory capital standards are expected to become more exacting. In addition, in the wake of the failures of SVB and Signature, President Biden on March 30, 2023, urged the U.S. banking agencies to roll back many of the Tailoring Rules for Category IV firms like Ally, including by (1) imposing regulatory capital standards currently applicable to the largest banking organizations, such as the minimum total-loss absorbing capacity (TLAC) requirement and the inclusion of accumulated other comprehensive income and loss in regulatory capital, (2) reinstating the LCR and requiring more rigorous liquidity stress testing, (3) returning to supervisory stress testing on an annual cycle, and (4) resuming resolution planning for Ally and its significant legal entities under the U.S. Bankruptcy Code and other applicable insolvency laws. On April 28, 2023, in a statement accompanying the review of the FRB’s supervision and regulation of SVB, FRB Vice Chair for Supervision Barr highlighted a plan to revisit the Tailoring Rules and develop stronger capital, liquidity, stress-testing, and other standards for Category IV firms like Ally.
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
On January 10, 2022, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of our common stock from time to time from the first quarter of 2022 through the fourth quarter of 2022 subject to restrictions imposed by the FRB, and an increase in our cash dividend on common stock from $0.25 per share for the fourth quarter of 2021 to $0.30 per share for the first quarter of 2022. During the year ended December 31, 2022, we repurchased $1.65 billion of common stock under our stock-repurchase program. Since the commencement of our initial stock-repurchase program in the third quarter of 2016, we have reduced the number of outstanding shares of our common stock by 38%, from 484 million as of June 30, 2016, to 301 million as of March 31, 2023. At this time, the Board has not authorized a stock-repurchase program for 2023.
We submitted our 2022 capital plan to the FRB on April 5, 2022. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2022, which was determined to be 2.5% and reflected a decline of 100 basis points relative to our prior requirement. The updated 2.5% stress capital buffer requirement was finalized in August 2022 and became effective on October 1, 2022. In February 2023, we accessed the unsecured debt capital markets and issued $500 million of additional subordinated notes, which qualify as Tier 2 capital for Ally under U.S. Basel III. We submitted our 2023 capital plan to the FRB on April 5, 2023.
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
The following table presents information related to our common stock and distributions to our common stockholders.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2022
First quarter	$584	12,548	337,941	327,306	$0.30
Second quarter	600	15,031	327,306	312,781	0.30
Third quarter	415	12,468	312,781	300,335	0.30
Fourth quarter	51	1,731	300,335	299,324	0.30
2023
First quarter	$27	836	299,324	300,821	$0.30
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)On April 14, 2023, our Board declared a quarterly cash dividend of $0.30 per share on all common stock, payable on May 15, 2023, to stockholders of record at the close of business on May 1, 2023. Refer to Note 24 for further information regarding this common-stock dividend.
18.    Derivative Instruments and Hedging Activities
We enter into derivative instruments, which may include interest rate swaps, foreign-currency forwards, equity options, and interest rate options, in connection with our risk-management activities. Our primary objective for using derivative financial instruments is to manage interest rate risk associated with our fixed-rate and variable-rate assets and liabilities, foreign exchange risks related to our net investments in foreign subsidiaries, as well as foreign-currency denominated assets and liabilities, and other market risks related to our investment portfolio.
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
We have the ability to execute economic hedges, which could consist of interest rate swaps, interest rate caps, forwards, and options to mitigate interest rate risk.
We also enter into interest rate lock commitments and forward commitments that are executed as part of our mortgage business that meet the accounting definition of a derivative.
Foreign Exchange Risk
We enter into derivative financial instrument contracts to mitigate the risk associated with variability in cash flows related to our various foreign-currency exposures.
We enter into foreign-currency forwards with external counterparties as net investment hedges of foreign exchange exposure on our investment in foreign subsidiaries. Our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our accumulated other comprehensive income. We also periodically enter into foreign-currency forwards to economically hedge any foreign-denominated debt, centralized lending, and foreign-denominated third-party loans. These foreign-currency forwards used as economic hedges are recorded at fair value with changes recorded as income or expense offsetting the gains and losses on the associated foreign-currency transactions.
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
We also execute certain derivatives, such as interest rate swaps, with clearinghouses, which require us to post and receive collateral. For these clearinghouse derivatives, these payments are recognized as settlements rather than collateral.
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the three months ended March 31, 2023, or 2022.
We placed cash and noncash collateral totaling $5 million and $674 million, respectively, supporting our derivative positions at March 31, 2023, compared to $2 million and $384 million of cash and noncash collateral at December 31, 2022, in accounts maintained by counterparties. These amounts include noncash collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets. We granted our counterparties the right to sell or pledge the noncash collateral.
We received cash collateral from counterparties totaling $51 million and $23 million in accounts maintained by counterparties at March 31, 2023, and December 31, 2022, respectively. These amounts exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities.

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

	March 31, 2023			December 31, 2022
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$39,549	$—	$—	$30,619
Purchased options	47	—	5,000	22	—	2,800
Foreign exchange contracts
Forwards	—	2	154	—	1	151
Total derivatives designated as accounting hedges	47	2	44,703	22	1	33,570
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	—	—	77	—	—	37
Written options	2	—	123	—		79
Total interest rate risk	2	—	200	—	—	116
Foreign exchange contracts
Futures and forwards	—	—	52	—	1	147
Total foreign exchange risk	—	—	52	—	1	147
Credit contracts (a)
Other credit derivatives	—	44	n/a	—	39	n/a
Total credit risk	—	44	n/a	—	39	n/a
Equity contracts
Written options	—	3	1	—	1	—
Purchased options	1	—	1	1	—	—
Total equity risk	1	3	2	1	1	—
Total derivatives not designated as accounting hedges	3	47	254	1	41	263
Total derivatives	$50	$49	$44,957	$23	$42	$33,833
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $76 million and $82 million as of March 31, 2023, and December 31, 2022, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
($ in millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Assets
Available-for-sale securities (b)	$11,493	$11,265	$(45)	$(180)	$(174)	$(181)
Finance receivables and loans, net (c)	52,785	46,390	(402)	(617)	(47)	(57)
Liabilities
Long-term debt	$7,708	$7,697	$108	$112	$108	$120
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include the amortized cost basis and unallocated basis adjustments of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At both March 31, 2023, and December 31, 2022, the amortized cost basis and unallocated basis adjustments of the closed portfolios used in these hedging relationships was $10.0 billion, of which $9.7 billion represents the amortized cost basis and unallocated basis adjustments of closed portfolios designated in an active hedge relationship. At March 31, 2023, and December 31, 2022, the total cumulative basis adjustments associated with these hedging relationships was a $16 million liability and a $135 million liability, respectively, of which the portion related to discontinued hedging relationships was a $132 million liability and a $138 million liability, respectively. At March 31, 2023, and December 31, 2022, the notional amounts of the designated hedged items were $7.7 billion and $4.0 billion, respectively, with cumulative basis adjustments of a $116 million asset and a $3 million asset, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. Refer to Note 6 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)These amounts include the carrying value of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2023, and December 31, 2022, the carrying value of the closed portfolios used in these hedging relationships was $52.8 billion and $46.4 billion, respectively, of which $51.9 billion and $46.1 billion, respectively, represents the carrying value of closed portfolios designated in an active hedge relationship. At March 31, 2023, and December 31, 2022, the total cumulative basis adjustments associated with these hedging relationships was a $402 million liability and a $617 million liability, respectively, of which the portion related to discontinued hedging relationships was a $47 million liability and a $57 million liability, respectively. At March 31, 2023, and December 31, 2022, the notional amounts of the designated hedged items were $30.5 billion and $22.8 billion, respectively, with cumulative basis adjustments of a $355 million liability and a $560 million liability, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended March 31,
($ in millions)	2023	2022
Gain (loss) recognized in earnings
Interest rate contracts
Gain (loss) on mortgage and automotive loans, net	$5	$(2)
Other income, net of losses	—	3
Total interest rate contracts	5	1
Foreign exchange contracts
Other operating expenses	1	(3)
Total foreign exchange contracts	1	(3)
Credit contracts
Other income, net of losses	(5)	(1)
Total credit contracts	(5)	(1)
Equity contracts
Other income, net of losses	(4)	—
Total equity contracts	(4)	—
Total loss recognized in earnings	$(3)	$(3)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended March 31, ($ in millions)	2023	2022	2023	2022	2023	2022
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$1	$(2)
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	(1)	2
Hedged available-for-sale securities	—	—	130	(42)	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	(130)	42	—	—
Hedged fixed-rate consumer automotive loans	205	(304)	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(205)	304	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—
Gain on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	5	6	—	—	—	—
Total gain on cash flow hedging relationships	$5	$6	$—	$—	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Income	$2,575	$1,714	$238	$188	$227	$185
During the next 12 months, we estimate $8 million of gains will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended March 31, ($ in millions)	2023	2022	2023	2022	2023	2022
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$2	$1
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	1	(1)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	5	1	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	13	(1)	—	—
Amortization of deferred loan basis adjustments	10	(9)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	162	(18)	—	—	—	—
Total gain (loss) on fair value hedging relationships	$172	$(27)	$18	$—	$3	$—

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended March 31,
($ in millions)	2023	2022
Interest rate contracts
Loss recognized in other comprehensive income (loss)	$(1)	$(6)
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss.

	Three months ended March 31,
($ in millions)	2023	2022
Foreign exchange contracts (a) (b)
Loss recognized in other comprehensive income (loss)	$—	$(3)
(a)There were no amounts excluded from effectiveness testing for the three months ended March 31, 2023, or 2022.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months ended March 31, 2023, or 2022.
19.    Income Taxes
We recognized total income tax expense from continuing operations of $68 million for the three months ended March 31, 2023, compared to income tax expense of $191 million for the same period in 2022. The decrease in income tax expense for the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to the tax effects of a decrease in pretax earnings.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Recurring Fair Value
The following tables display the assets and liabilities measured at fair value on a recurring basis including financial instruments elected for the fair value option. We often economically hedge the fair value change of our assets or liabilities with derivatives. The tables below display the hedges separately from the hedged items; therefore, they do not directly display the impact of our risk-management activities.

	Recurring fair value measurements
March 31, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$676	$—	$1	$677
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,064	—	—	2,064
U.S. States and political subdivisions	—	709	4	713
Foreign government	47	117	—	164
Agency mortgage-backed residential	—	16,420	—	16,420
Mortgage-backed residential	—	4,282	—	4,282
Agency mortgage-backed commercial	—	3,652	—	3,652
Asset-backed	—	419	—	419
Corporate debt	—	1,736	—	1,736
Total available-for-sale securities	2,111	27,335	4	29,450
Mortgage loans held-for-sale (c)	—	24	—	24
Finance receivables and loans, net
Consumer other (c)	—	—	2	2
Other assets
Derivative contracts in a receivable position
Interest rate	—	47	2	49
Equity	1	—	—	1
Total derivative contracts in a receivable position	1	47	2	50
Total assets	$2,788	$27,406	$9	$30,203
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Foreign currency	$—	$2	$—	$2
Credit	—	—	44	44
Equity	3	—	—	3
Total derivative contracts in a payable position	3	2	44	49
Total liabilities	$3	$2	$44	$49
(a)Our direct investment in any one industry did not exceed 16%.
(b)Excludes $41 million of equity securities that are measured at fair value using the net asset value practical expedient and therefore are not classified in the fair value hierarchy.
(c)Carried at fair value due to fair value option elections.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2022 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$642	$—	$1	$643
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,016	—	—	2,016
U.S. States and political subdivisions	—	756	4	760
Foreign government	39	107	—	146
Agency mortgage-backed residential	—	16,633	—	16,633
Mortgage-backed residential	—	4,299	—	4,299
Agency mortgage-backed commercial	—	3,535	—	3,535
Asset-backed	—	433	—	433
Corporate debt	—	1,719	—	1,719
Total available-for-sale securities	2,055	27,482	4	29,541
Mortgage loans held-for-sale (c)	—	13	—	13
Finance receivables and loans, net
Consumer other (c)	—	—	3	3
Other assets
Derivative contracts in a receivable position
Interest rate	—	22	—	22
Equity	1	—	—	1
Total derivative contracts in a receivable position	1	22	—	23
Total assets	$2,698	$27,517	$8	$30,223
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Foreign currency	$—	$2	$—	$2
Credit	—	—	39	39
Equity	1	—	—	1
Total derivative contracts in a payable position	1	2	39	42
Total liabilities	$1	$2	$39	$42
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

	Equity securities (a)		Available-for-sale securities		Finance receivables and loans, net (b) (c)
($ in millions)	2023	2022	2023	2022	2023	2022
Assets
Fair value at January 1,	$1	$9	$4	$9	$3	$7
Net realized/unrealized gains (losses)
Included in earnings	—	1	—	—	—	(1)
Included in OCI	—	—	—	—	—	—
Purchases	—	—	—	2	—	4
Sales	—	(9)	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	(1)	(3)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value at March 31,	$1	$1	$4	$11	$2	$7
Net unrealized losses still held at March 31,
Included in earnings	$—	$—	$—	$—	$—	$(1)
Included in OCI	—	—	—	—	—	—
(a)Net realized/unrealized gains are reported as other gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Carried at fair value due to fair value option elections.
(c)Net realized/unrealized losses are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2023	2022
Liabilities
Fair value at January 1,	$39	$53
Net realized/unrealized losses
Included in earnings	—	8
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	3	—
Fair value at March 31,	$42	$61
Net unrealized losses still held at March 31,
Included in earnings	$3	$5
Included in OCI	—	—
(a)Net realized/unrealized losses are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during the three months ended March 31, 2023. This transfer is deemed to have occurred at the end of the reporting period.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at March 31, 2023, and December 31, 2022, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
March 31, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$500	$500	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Other	—	—	60	60	(100)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	60	60	(100)	n/m	(a)
Other assets
Nonmarketable equity investments	—	2	28	30	21	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	6	6	(1)	n/m	(a)
Total assets	$—	$2	$594	$596	$(80)	n/m
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at March 31, 2023, and December 31, 2022.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
March 31, 2023
Financial assets
Held-to-maturity securities	$1,047	$—	$891	$—	$891
Loans held-for-sale, net	500	—	—	500	500
Finance receivables and loans, net	132,551	—	—	134,325	134,325
FHLB/FRB stock (a)	720	—	720	—	720
Financial liabilities
Deposit liabilities	$52,311	$—	$—	$52,251	$52,251
Short-term borrowings	1,455	—	—	1,487	1,487
Long-term debt	20,480	—	14,044	6,890	20,934
December 31, 2022
Financial assets
Held-to-maturity securities	$1,062	$—	$884	$—	$884
Loans held-for-sale, net	641	—	—	641	641
Finance receivables and loans, net	132,034	—	—	133,856	133,856
FHLB/FRB stock (a)	719	—	719	—	719
Financial liabilities
Deposit liabilities	$42,336	$—	$—	$41,909	$41,909
Short-term borrowings	2,399	—	—	2,417	2,417
Long-term debt	17,762	—	12,989	5,263	18,252
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At March 31, 2023, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
March 31, 2023
Assets
Derivative assets in net asset positions	$47	$—	$47	$—	$(47)	$—
Derivative assets in net liability positions	1	—	1	(1)	—	—
Derivative assets with no offsetting arrangements	2	—	2	—	—	2
Total assets	$50	$—	$50	$(1)	$(47)	$2
Liabilities
Derivative liabilities in net liability positions	$5	$—	$5	$(1)	$(4)	$—
Derivative liabilities with no offsetting arrangements	44	—	44	—	—	44
Securities sold under agreements to repurchase (d)	755	—	755	—	(755)	—
Total liabilities	$804	$—	$804	$(1)	$(759)	$44
December 31, 2022
Assets
Derivative assets in net asset positions	$23	$—	$23	$(1)	$(22)	$—
Total assets	$23	$—	$23	$(1)	$(22)	$—
Liabilities
Derivative liabilities in net liability positions	$2	$—	$2	$—	$(1)	$1
Derivative liabilities in net asset positions	1	—	1	(1)	—	—
Derivative liabilities with no offsetting arrangements	39	—	39	—	—	39
Securities sold under agreements to repurchase (d)	499	—	499	—	(499)	—
Total liabilities	$541	$—	$541	$(1)	$(500)	$40
(a)Financial collateral received/pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.
(b)Amounts disclosed are limited to the financial asset or liability balance and, accordingly, exclude excess collateral received or pledged and noncash collateral received. We do not record noncash collateral received on our Condensed Consolidated Balance Sheet unless certain conditions are met.
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
Corporate Finance operations
Our Corporate Finance operations provide senior secured leveraged asset-based and cash flow loans to mostly U.S.-based middle-market companies, with a focus on businesses owned by private equity sponsors. These loans are typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, turnarounds, and debtor-in-possession financings. We also provide, through our Lender Finance business, nonbank wholesale-funded managers with partial funding for their direct-lending activities, which is principally leveraged loans. Additionally, we offer a commercial real estate product to serve companies, primarily in the healthcare industry.
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
The information presented in our reportable operating segments is based in part on internal allocations and methodologies, including a COH methodology, which involves management judgment. COH methodology is used for measuring the profit and loss of our reportable operating segments. We have various enterprise functions, such as technology, marketing, finance, compliance, internal audit, and risk. Operating expenses from the enterprise functions are either directly allocated to the reportable operating segment, indirectly allocated to the reportable operating segment utilizing the COH methodology, or remain in Corporate and Other. COH methodology considers the reportable operating segment expense base and enterprise function expenses. The reportable operating segment expense base is used to determine the allocation mix. This mix is applied to the allocable expenses in Corporate and Other to determine the COH for the respective reportable operating segment. Allocable enterprise function costs are primarily technology and marketing expenses. Generally, costs that remain within Corporate and Other that are not allocated to our reportable operating segments include marketing sponsorships, treasury and other corporate activities, and charitable contributions.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Financial information for our reportable operating segments is summarized as follows.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2023
Net financing revenue and other interest income	$1,322	$26	$54	$103	$97	$1,602
Other revenue	77	381	4	29	7	498
Total net revenue	1,399	407	58	132	104	2,100
Provision for credit losses	351	—	(1)	15	81	446
Total noninterest expense	606	315	38	45	262	1,266
Income (loss) from continuing operations before income tax expense	$442	$92	$21	$72	$(239)	$388
Total assets	$111,960	$8,867	$19,290	$10,226	$45,822	$196,165
2022
Net financing revenue and other interest income	$1,295	$17	$53	$83	$245	$1,693
Other revenue	68	270	14	24	66	442
Total net revenue	1,363	287	67	107	311	2,135
Provision for credit losses	104	—	—	6	57	167
Total noninterest expense	534	274	56	37	221	1,122
Income from continuing operations before income tax expense	$725	$13	$11	$64	$33	$846
Total assets	$105,754	$9,220	$18,596	$8,086	$42,641	$184,297
(a)Net financing revenue and other interest income after the provision for credit losses totaled $1.2 billion and $1.5 billion for the three months ended March 31, 2023, and 2022, respectively.
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
We accrue for a legal matter or other contingent exposure when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment after consultation with counsel. No assurance exists that our accruals will not need to be adjusted in the future. When a probable or reasonably possible loss on a legal matter or other contingent exposure could be material to our consolidated financial condition, results of operations, or cash flows, we provide disclosure in this note as prescribed by ASC Topic 450, Contingencies. Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for additional information related to our policy for establishing accruals.
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
24.    Subsequent Events
Declaration of Common Dividend
On April 14, 2023, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend is payable on May 15, 2023, to stockholders of record at the close of business on May 1, 2023.

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
Primary Business Lines
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, Mortgage Finance, and Corporate Finance are our primary business lines. The remaining activity is reported in Corporate and Other, which primarily consists of centralized treasury activities as well as Ally Invest, our digital brokerage and wealth management offering, Ally Lending, our point-of-sale financing business, Ally Credit Card, CRA loans and related investments, and certain strategic investments. The following table summarizes the operating results excluding discontinued operations of each business line. Operating results for each of the business lines are more fully described in the MD&A sections that follow.

	Three months ended March 31,
($ in millions)	2023	2022	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,399	$1,363	3
Insurance	407	287	42
Mortgage Finance	58	67	(13)
Corporate Finance	132	107	23
Corporate and Other	104	311	(67)
Total	$2,100	$2,135	(2)
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$442	$725	(39)
Insurance	92	13	n/m
Mortgage Finance	21	11	91
Corporate Finance	72	64	13
Corporate and Other	(239)	33	n/m
Total	$388	$846	(54)
n/m = not meaningful
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers and automotive retailers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles make us a premier automotive finance company. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers and automotive retailers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automobile manufacturers and suppliers. We remain focused on meeting the needs of both our dealer and consumer customers, and continuing to strengthen and expand upon our approximately 22,700 dealer relationships. We continue to identify and cultivate relationships with automotive retailers, including those with leading eCommerce platforms. We also operate an online direct-lending platform for consumers seeking direct financing. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Additionally, we provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. Furthermore, our strong and expansive dealer relationships, comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. We have provided and continue to provide automobile financing for hybrid and battery-electric vehicles, including brands such as Jeep, Tesla, Ford, and BMW. This positions us to remain a leader in automotive financing as we believe the majority of these vehicles will be sold through dealerships and automotive retailers with whom we have an established relationship.
We have focused on developing dealer relationships beyond those relationships that primarily were developed through our previous role as a captive finance company for GM and Stellantis. We have established relationships with thousands of automotive dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. Our Growth channel includes brands such as Ford, Nissan, Kia, Hyundai, Toyota, and Honda, as well as used-vehicle-only retailers with a national presence and online-only automotive retailers. As of March 31, 2023, approximately 68% of our Growth channel dealer relationships were with franchised dealers and dealers with a national presence.
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. We serve approximately 2.5 million consumers nationwide across F&I and P&C products. In addition, we offer F&I products in Canada, where we serve more than 400 thousand consumers and are the preferred VSC and other protection plan provider for GM Canada and VSC provider for Subaru Canada. In 2022, we entered into a long-term commitment to continue as the preferred VSC and other protection plan provider for GM Canada.
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
Through our direct-to-consumer channel, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third party. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo and LMI mortgages are originated as held-for-investment and subserviced by a third party. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April 2019, we announced a strategic partnership with BMC, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, BMC conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. This partnership with BMC limits operational volatility as the mortgage industry continues to evolve in the current interest rate environment. During the three months ended March 31, 2023, we originated $197 million of mortgage loans through our direct-to-consumer channel. During 2018, we made a strategic equity investment in the parent of BMC (BMC Holdco) that was subsequently increased in 2019 and 2020. The carrying value of this investment was $19 million as of March 31, 2023. This investment is recognized as a nonmarketable equity investment within other assets of our Condensed Consolidated Balance Sheet and is included in Corporate and Other.
Through the bulk loan channel, we purchase loans from several qualified sellers, including direct originators and large aggregators who have the financial capacity to support strong representations and warranties, and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the three months ended March 31, 2023, we purchased $2 million of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.
The combination of our direct-to-consumer strategy and bulk portfolio purchase program provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.
•Our Corporate Finance operations primarily offer senior-secured loans to private equity sponsor-owned U.S.-based middle-market companies and to well-established asset managers that mostly provide leveraged loans. The portfolio is composed of floating-rate leveraged asset-based and cash flow/enterprise value loans. Our Sponsor Finance business focuses on companies owned by private-

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
equity sponsors with loans typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, turnarounds, and debtor-in-possession financings. Additionally, our Lender Finance business provides asset managers with facilities to partially fund their direct-lending activities. We also provide a commercial real estate product, currently focused on lending to skilled nursing facilities, senior housing, and medical office buildings.
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
Information related to our point-of-sale financing business, Ally Lending, is also included within Corporate and Other. Ally Lending primarily serves medical and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. The home improvement vertical had originations of $252 million during the first quarter of 2023 and now represents approximately 57% of new originations. Point-of-sale lending broadens our capabilities, and expands our product offering into consumer unsecured personal lending, all while helping to further meet the financial needs of our customers.
Financial information related to our credit card business, Ally Credit Card, is included within Corporate and Other. Ally Credit Card is our scalable, digital-first credit card platform and features leading-edge technology, and a proprietary, analytics-based underwriting model. We believe Ally Credit Card enhances our ability to grow and deepen both new and existing customer relationships.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the reportable operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line.

	Three months ended March 31,
($ in millions)	2023	2022	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$3,286	$2,311	42
Total interest expense	1,458	401	n/m
Net depreciation expense on operating lease assets	226	217	(4)
Net financing revenue and other interest income	1,602	1,693	(5)
Other revenue
Insurance premiums and service revenue earned	306	280	9
Gain on mortgage and automotive loans, net	4	14	(71)
Other gain on investments, net	74	5	n/m
Other income, net of losses	114	143	(20)
Total other revenue	498	442	13
Total net revenue	2,100	2,135	(2)
Provision for credit losses	446	167	(167)
Noninterest expense
Compensation and benefits expense	537	493	(9)
Insurance losses and loss adjustment expenses	88	58	(52)
Other operating expenses	641	571	(12)
Total noninterest expense	1,266	1,122	(13)
Income from continuing operations before income tax expense	388	846	(54)
Income tax expense from continuing operations	68	191	64
Net income from continuing operations	$320	$655	(51)
Financial ratios:
Return on average assets (a)	0.67%	1.46%	n/m
Return on average equity (a)	9.60%	16.44%	n/m
Equity to assets (a)	7.01%	8.88%	n/m
Common dividend payout ratio (b)	31.25%	16.04%	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
We earned net income from continuing operations of $320 million for the three months ended March 31, 2023, compared to $655 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, results were favorably impacted by higher total financing revenue and other interest income, as well as higher gain on investments, net. These items were more than offset by higher interest expense, provision for credit losses, and noninterest expense for the three months ended March 31, 2023.
Net financing revenue and other interest income decreased $91 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Consumer automotive revenue increased as higher portfolio yields resulting from pricing actions contributed to the increase in revenue, as well as higher average consumer assets resulting from growth in the used-vehicle portfolio, primarily through franchised dealers and national retailers. Additionally, commercial automotive revenue increased due to higher yields from higher benchmark interest rates, as well as higher asset balances resulting from improvements in new vehicle supply. These increases were more than offset by higher interest expense. We experienced higher interest expense for the three months ended March 31, 2023, as compared to the same period in 2022, in response to higher benchmark interest rates, which increased our cost of funds associated with our deposit liabilities.
Other gain on investments, net was $74 million for the three months ended March 31, 2023, compared to $5 million for the three months ended March 31, 2022. The increase for the three months ended March 31, 2023, compared to the same period in 2022, was primarily driven by $64 million of unrealized gains on equity securities, consistent with broader stock market performance, as compared to the three months

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
ended March 31, 2022, which included $65 million of unrealized losses. This was partially offset by realized gains from the sale of available-for-sale securities and equity securities during the three months ended March 31, 2022, that did not reoccur.
Other income, net of losses decreased $29 million for the three months ended March 31, 2023, compared to the same period in 2022. The decrease was primarily due to losses related to certain equity-method investments during the three months ended March 31, 2023, compared to the same period in 2022.
The provision for credit losses increased $279 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in provision for credit losses for the three months ended March 31, 2023, was primarily driven by higher net charge-offs across our consumer portfolios. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense was $1.3 billion for the three months ended March 31, 2023, compared to $1.1 billion for the three months ended March 31, 2022. The increase for the three months ended March 31, 2023, was driven by increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products.
We recognized total income tax expense from continuing operations of $68 million for the three months ended March 31, 2023, compared to income tax expense of $191 million for the same period in 2022. The decrease in income tax expense for the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to the tax effects of a decrease in pretax earnings.

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

	Three months ended March 31,
($ in millions)	2023	2022	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,576	$1,302	21
Commercial	299	129	132
Loans held-for-sale	3	—	n/m
Operating leases	402	403	—
Total financing revenue and other interest income	2,280	1,834	24
Interest expense	732	322	(127)
Net depreciation expense on operating lease assets (a)	226	217	(4)
Net financing revenue and other interest income	1,322	1,295	2
Other revenue
Other income	77	68	13
Total other revenue	77	68	13
Total net revenue	1,399	1,363	3
Provision for credit losses	351	104	n/m
Noninterest expense
Compensation and benefits expense	181	168	(8)
Other operating expenses	425	366	(16)
Total noninterest expense	606	534	(13)
Income from continuing operations before income tax expense	$442	$725	(39)
Total assets	$111,960	$105,754	6
n/m = not meaningful
(a)Includes net remarketing gains of $47 million and $50 million for the three months ended March 31, 2023, and 2022, respectively.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $442 million for the three months ended March 31, 2023, compared to $725 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, the decrease was primarily due to higher interest expense and higher provision for credit losses, partially offset by higher financing revenue.
Consumer automotive loan financing revenue increased $274 million for the three months ended March 31, 2023, compared to the same period in 2022. Higher portfolio yields resulting from pricing actions contributed to the increase in revenue, as well as higher average consumer assets resulting from growth in the used-vehicle portfolio, primarily through franchised dealers and national retailers.
Commercial loan financing revenue increased $170 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to higher yields from higher benchmark interest rates, as well as higher asset balances resulting from improvements in new vehicle supply.
Interest expense was $732 million for the three months ended March 31, 2023, compared to $322 million for the three months ended March 31, 2022. The increase for the three months ended March 31, 2023, was primarily due to higher benchmark interest rates, which increased our cost of funds associated with our deposit liabilities.
Total net operating lease revenue decreased $10 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. We recognized remarketing gains of $47 million for the three months ended March 31, 2023, compared to remarketing gains of $50 million for the three months ended March 31, 2022. The decrease in net operating lease revenue was primarily driven by an increase in depreciation expense resulting from a declining impact of downward adjustments to the rate of depreciation enacted in prior years, as well as

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
a decrease in remarketing gains resulting from lower termination volume as maturities shift towards leases that were originated during the height of the COVID-19 pandemic, when new vehicle supply was significantly constrained. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
Total noninterest expense increased $72 million for the three months ended March 31, 2023, compared to the same period in 2022. The increase was primarily due to higher COH allocations, as well as compensation and benefits expense, which increased primarily due to higher headcount to support the growth of the business. Results were also impacted by a legal settlement recovery during the three months ended March 31, 2022, that did not reoccur.
The provision for credit losses increased $247 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in provision for credit losses was primarily driven by higher net charge-offs during the three months ended March 31, 2023. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	2023		2022
Three months ended March 31, ($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$83,605	8.48%	$78,224	6.61%
Commercial
Wholesale floorplan (d)	12,893	7.29	11,594	2.97
Other commercial automotive (e)	5,756	5.04	4,810	4.17
Investment in operating leases, net (f)	10,435	6.84	10,878	6.96
(a)Average balances are calculated using an average daily balance methodology.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Condensed Consolidated Financial Statements.
(c)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 7.66% and 6.75% for the three months ended March 31, 2023, and 2022, respectively.
(d)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 7.14% and 2.78% for the three months ended March 31, 2023, and 2022, respectively.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes net gains on the sale of off-lease vehicles of $47 million and $50 million for the three months ended March 31, 2023, and 2022, respectively. Excluding these gains and losses on sale, the yield was 5.03% and 5.10% for the three months ended March 31, 2023, and 2022, respectively.
During the three months ended March 31, 2023, our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased 91 basis points as compared to the three months ended March 31, 2022. The increase for the three months ended March 31, 2023, was primarily driven by a higher interest rate environment. Our portfolio yield for consumer automotive loans, including the effects of derivative financial instruments designated as hedges, was 82 basis points higher than our portfolio yield for consumer automotive loans excluding the effects of derivative financial instruments designated as hedges for the three months ended March 31, 2023. This is attributable to the successful execution of hedging strategies that are used to mitigate interest rate risks. Refer to Note 18 to the Condensed Consolidated Financial Statements for further discussion.
Our portfolio yield for investment in operating leases, net, including net gains on the sale of off-lease vehicles, was 6.84% for the three months ended March 31, 2023, compared to 6.96% for the three months ended March 31, 2022. The decline was due to an increase in depreciation expense resulting from a declining impact of downward adjustments to the rate of depreciation enacted in prior years, as well as a decrease in remarketing gains resulting from lower termination volume as maturities shift towards leases that were originated during the height of the COVID-19 pandemic, when new vehicle supply was significantly constrained. Refer to the section titled Operating Lease Residual Risk Management within this MD&A for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
The following table presents retail loan originations and purchases by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended March 31, 2023
S	$1.6	26	747	$1.0	37	748
A	2.7	44	687	1.3	48	686
B	1.3	21	648	0.4	15	655
C	0.4	7	611	—	—	628
D	0.1	2	569	—	—	580
Total retail originations	$6.1	100	687	$2.7	100	700
Three months ended March 31, 2022
S	$1.6	21	739	$1.0	33	744
A	3.8	50	683	1.6	53	683
B	1.7	23	648	0.4	13	651
C	0.4	5	617	—	1	625
D	0.1	1	564	—	—	572
Total retail originations	$7.6	100	682	$3.0	100	697
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.
The following table presents the percentage of total retail loan originations and purchases, in dollars, by the loan term in months.

	Three months ended March 31,
	2023	2022
0–71	15%	14%
72–75	65	65
76 +	20	21
Total retail originations	100%	100%
Retail originations with a term of 76 months or more represented 20% of total retail originations for the three months ended March 31, 2023, compared to 21% for the three months ended March 31, 2022. Substantially all the loans originated with a term of 76 months or more during the three months ended March 31, 2023, and 2022, were considered to be prime and in credit tiers S, A, or B. Our underwriting processes are designed to consider various deal structure variables—such as payment-to-income, LTV, debt-to-income, and FICO® score—that compensate for longer loan terms and mitigate underwriting risk.
During the three months ended March 31, 2023, approximately 80% of our used retail originations were for vehicles with a model year of 2017 or newer. According to the Bureau of Transportation Statistics, the average age of light vehicles in operation in the United States during 2021 was approximately 12 years. Substantially all used retail originations with a term of 76 months or more during the three months ended March 31, 2023, were for vehicles with a model year of 2017 or newer.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total outstanding retail loans by origination year.

March 31,	2023	2022
Pre-2019	5%	14%
2019	7	13
2020	12	20
2021	25	40
2022	41	13
2023	10	—
Total retail	100%	100%
The following tables present the total retail loan and operating lease origination and purchase dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2023	2022	2023	2022
Used retail	$6,085	$7,622	64	66
New retail	2,669	2,954	28	26
Lease	767	984	8	8
Total consumer automotive financing originations (a)	$9,521	$11,560	100	100
(a)Includes CSG originations of $1.3 billion for both the three months ended March 31, 2023, and 2022.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2023	2022	2023	2022
Growth channel	$5,342	$6,302	56	55
GM dealers	2,121	2,426	22	21
Stellantis dealers	2,058	2,832	22	24
Total consumer automotive financing originations	$9,521	$11,560	100	100
Total consumer automotive loan and operating lease originations decreased $2.0 billion for the three months ended March 31, 2023, compared to the same period in 2022. The decrease was primarily driven by our dynamic underwriting strategies, including strategic pricing and curtailment actions to optimize our risk appetite and returns.
We have included origination metrics by loan term and FICO® Score within this MD&A. In addition, we employ our own risk evaluation, including proprietary risk models, in evaluating credit risk, as described in the section titled Automotive Financing Volume—Acquisition and Underwriting within the MD&A in our 2022 Annual Report on Form 10-K.
The following table presents the percentage of retail loan and operating lease originations and purchases, in dollars, by FICO® Score and product type. We define prime consumer automotive loans primarily as those loans with a FICO® Score at origination of 620 or greater.

	Used retail		New retail		Lease
Three months ended March 31,	2023	2022	2023	2022	2023	2022
760 +	16%	12%	15%	14%	48%	44%
720–759	13	11	12	12	17	18
660–719	30	34	30	32	21	23
620–659	23	27	21	22	9	10
540–619	11	10	4	4	2	3
< 540	2	1	—	—	—	—
Unscored (a)	5	5	18	16	3	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Originations with a FICO® Score of less than 620 (considered nonprime) represented 10% of total consumer loan and operating lease originations for the three months ended March 31, 2023, compared to 8% for the three months ended March 31, 2022. Consumer loans and operating leases with FICO® Scores of less than 540 represented 1% of total originations for both the three months ended March 31, 2023, and 2022. Nonprime applications are subject to more stringent underwriting criteria (for example, minimum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was $8.8 billion at both March 31, 2023, and December 31, 2022, which represented approximately 10.5% and 10.6% of our total consumer automotive loans at March 31, 2023, and December 31, 2022, respectively. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
During the first quarter of 2023, we amended our relationship with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we decreased our committed facility from a maximum of $5.0 billion to a maximum of $4.0 billion to support our continued efforts to optimize risk-adjusted returns. This commitment is effective for 364 days. As part of the agreement, we purchase finance receivables meeting certain prescribed eligibility requirements on a periodic basis from Carvana. We also have the opportunity to purchase additional contracts from Carvana on an ad-hoc basis that may fall outside of the prescribed eligibility requirements utilized within the recurring pools. The risk profile of the contractual purchases is similar to the volume we fund through other dealer-facing channels. All the finance receivables purchased through this channel are used vehicles, and are included in Growth channel in our consumer origination metrics. While different vintages exhibit varying performance, collectively to date, finance receivables purchased from Carvana have exhibited (1) favorable loss performance, as compared to original expectations assumed at the time of purchase, and (2) consistent delinquency and loss performance compared to loans with similar credit characteristics acquired through our indirect dealer channel. Consumer finance receivables and loans sourced from Carvana represented 6.9% of our total consumer automotive finance receivables and loans as of March 31, 2023.
For discussion of manufacturer marketing incentives, refer to the section titled Automotive Financing Volume—Manufacturer Marketing Incentives within the MD&A in our 2022 Annual Report on Form 10-K.
Commercial Wholesale Financing Volume
The following table presents the percentage of average balance of our commercial wholesale floorplan finance receivables, in dollars, by product type and by channel.

	Average balance
Three months ended March 31, ($ in millions)	2023	2022
Stellantis new vehicles	38%	28%
Used vehicles	27	51
GM new vehicles	22	14
Growth new vehicles	13	7
Total	100%	100%
Total commercial wholesale finance receivables	$12,893	$11,594
Average commercial wholesale financing receivables outstanding increased $1.3 billion during the three months ended March 31, 2023, as compared to the same period in 2022. The increase for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to increased new vehicle inventory levels. This was partially offset by reduced used vehicle inventory levels across the automotive industry.
During 2022, we amended Carvana’s commercial line of credit to a total of $2.2 billion and included a participation agreement for a total of $200 million. The participation agreement met the requirements for derecognition and therefore all outstanding amounts under this $200 million agreement are excluded from finance receivables and loans, net on our Condensed Consolidated Balance Sheet. The $2.2 billion line of credit and related $200 million participation agreement are scheduled to terminate in the third quarter of 2023. The credit line will revert to $2.0 billion thereafter, with a scheduled maturity in the first quarter of 2024. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. This includes the line of credit being fully collateralized to mitigate counterparty credit risk in the event of a default. Carvana asked us to consent to Carvana offering a second-priority lien on much of our collateral, in connection with Carvana’s announcement, on March 22, 2023, that it would be offering noteholders the option to exchange their unsecured notes. We considered this consent request in the context of our long-standing business relationship with Carvana, and with the requirement that the terms of Carvana’s debt exchange not impair our first-lien priority on motor vehicles or other collateral. We agreed to terms under which we would grant such consent, while maintaining our collateral position, if Carvana decides to complete the debt exchange. At March 31, 2023, Carvana’s wholesale floorplan assets outstanding balance was $494 million, net of $49 million attributable to the third-party participation agreement.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans increased $946 million for the three months ended March 31, 2023, compared to the same period in 2022, to an average of $5.8 billion for the three months ended March 31, 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2023	2022	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$306	$280	9
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	26	17	53
Other gain (loss) on investments, net (b)	72	(14)	n/m
Other income	3	4	(25)
Total insurance premiums and other income	407	287	42
Expense
Insurance losses and loss adjustment expenses	88	58	(52)
Acquisition and underwriting expense
Compensation and benefits expense	28	28	—
Insurance commissions expense	157	149	(5)
Other expenses	42	39	(8)
Total acquisition and underwriting expense	227	216	(5)
Total expense	315	274	(15)
Income from continuing operations before income tax expense	$92	$13	n/m
Total assets	$8,867	$9,220	(4)
Insurance premiums and service revenue written	$307	$265	16
Combined ratio (c)	102.0%	96.5%
n/m = not meaningful
(a)Includes interest expense of $8 million and $12 million for the three months ended March 31, 2023, and 2022, respectively.
(b)Includes net unrealized gains on equity securities of $65 million for the three months ended March 31, 2023, and net unrealized losses on equity securities of $61 million for the three months ended March 31, 2022.
(c)Management uses a combined ratio as a primary measure of underwriting profitability. Underwriting profitability is indicated by a combined ratio under 100% and is calculated as the sum of all incurred losses and expenses (excluding interest and income tax expense) divided by the total of premiums and service revenue earned and other income (excluding interest, dividends, and other investment activity).
Our Insurance operations earned income from continuing operations before income tax expense of $92 million for the three months ended March 31, 2023, compared to $13 million for the three months ended March 31, 2022. The increase for the three months ended March 31, 2023, as compared to the same period in 2022, was primarily driven by increases in other gain on investments, net, and insurance premiums and service revenue earned. These increases were partially offset by an increase in insurance losses and loss adjustment expenses.
Insurance premiums and service revenue earned was $306 million for the three months ended March 31, 2023, compared to $280 million for the same period in 2022. The increase for the three months ended March 31, 2023, was primarily driven by higher P&C earned premium from higher dealer inventory levels and growth in other dealer-related protection products.
Other gain on investments, net was $72 million for the three months ended March 31, 2023, compared to other loss on investments, net of $14 million for the same period in 2022. The increase for the three months ended March 31, 2023, was primarily attributable to $65 million of unrealized gains on equity securities, consistent with broader stock market performance, as compared to results from the three months ended March 31, 2022, which included $61 million of unrealized losses. This increase was partially offset by a $41 million decrease in realized gains from equity securities, as elevated realized gains during the three months ended March 31, 2022, did not reoccur.
Insurance losses and loss adjustment expenses totaled $88 million for the three months ended March 31, 2023, compared to $58 million for the same period in 2022. Loss and loss adjustment expense for the three months ended March 31, 2023, increased primarily due to increased weather-related loss activity on higher inventory levels. During the three months ended March 31, 2023, weather-related loss and loss adjustment expenses from our vehicle inventory insurance program was $14 million, compared to $2 million during the same period in 2022. During the three months ended March 31, 2023, we utilized our excess of loss reinsurance and ceded weather-related losses on our vehicle inventory insurance program that exceeded $14 million during the quarter. Additionally, higher GAP losses were primarily driven by higher loss frequency and severity following elevated used vehicle values during 2022 that reduced losses during the three months ended

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
March 31, 2022. In April 2023, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related loss.
Our combined ratio was 102.0% for the three months ended March 31, 2023, compared to 96.5% for the same period in 2022. The increase was primarily driven by an increase in insurance losses and loss adjustment expenses during the three months ended March 31, 2023, partially offset by higher earned premiums.
Premium and Service Revenue Written
The following table summarizes premium and service revenue written by product, net of premiums ceded to reinsurers, and premiums and service revenue assumed from third-parties. VSC and GAP revenue are earned over the life of the service contract on a basis proportionate to the anticipated loss pattern. Refer to Note 3 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for further discussion of this revenue stream.

	Three months ended March 31,
($ in millions)	2023	2022
Finance and insurance products
Vehicle service contracts	$170	$166
Guaranteed asset protection and other finance and insurance products (a)	56	34
Total finance and insurance products	226	200
Property and casualty insurance (b)	75	65
Other premium and service revenue written (c)	6	—
Total	$307	$265
(a)Other financial and insurance products include VMCs, ClearGuard, and other ancillary products.
(b)P&C insurance includes vehicle inventory insurance and dealer ancillary products including property and liability coverage underwritten by a third-party carrier earned on a straight line basis.
(c)Primarily includes non-automotive assumed reinsurance and revenue associated with performing services as an underwriting carrier.
Insurance premiums and service revenue written was $307 million for the three months ended March 31, 2023, compared to $265 million for the same period in 2022. The increase was primarily due to higher F&I volumes for other ancillary products. Additionally, there was an increase in written premiums from our P&C business primarily from rising dealer inventory levels and growth in other dealer property and liability products, as well as from growth in other premium and service revenue written from non-automotive assumed reinsurance business.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents
Noninterest-bearing cash	$60	$91
Interest-bearing cash	464	401
Total cash and cash equivalents	524	492
Equity securities	713	675
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	499	485
U.S. States and political subdivisions	432	474
Foreign government	164	146
Agency mortgage-backed residential	1,028	1,026
Mortgage-backed residential	235	235
Corporate debt	1,736	1,719
Total available-for-sale securities (amortized cost of $4,569 and $4,636)	4,094	4,085
Total cash, cash equivalents, and securities	$5,331	$5,252
In addition to these cash and investment securities, the Insurance segment has an interest-bearing intercompany arrangement with Corporate and Other, callable on demand. The intercompany loan balance due to Insurance was $523 million and $417 million at March 31, 2023, and December 31, 2022, respectively, and related interest income of $2 million and $3 million was recognized for the three months ended March 31, 2023, and three months ended March 31, 2022, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended March 31,
($ in millions)	2023	2022	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$153	$130	18
Interest expense	99	77	(29)
Net financing revenue and other interest income	54	53	2
Gain on mortgage loans, net	4	14	(71)
Total net revenue	58	67	(13)
Provision for credit losses	(1)	—	n/m
Noninterest expense
Compensation and benefits expense	6	6	—
Other operating expenses	32	50	36
Total noninterest expense	38	56	32
Income from continuing operations before income tax expense	$21	$11	91
Total assets	$19,290	$18,596	4
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $21 million for the three months ended March 31, 2023, compared to $11 million for the three months ended March 31, 2022. The increase for the three months ended March 31, 2023, was primarily driven by lower noninterest expense and higher net financing revenue and other interest income, partially offset by lower net gains on the sale of mortgage loans.
Net financing revenue and other interest income was $54 million for the three months ended March 31, 2023, compared to $53 million for the three months ended March 31, 2022. The increase in net financing revenue and other interest income for the three months ended March 31, 2023, was primarily due to higher asset balances and lower prepayment activity, driven by a higher interest rate environment, which resulted in lower premium amortization. Premium amortization was $1 million for the three months ended March 31, 2023, compared to $9 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, we purchased $2 million of mortgage loans that were originated by third parties, compared to $825 million for the three months ended March 31, 2022. We originated $20 million of mortgage loans held-for-investment during the three months ended March 31, 2023, compared to $684 million during the three months ended March 31, 2022.
Gain on sale of mortgage loans, net, was $4 million for the three months ended March 31, 2023, compared to $14 million for the three months ended March 31, 2022. The decrease was attributable to lower volume on direct-to-consumer mortgage originations and the subsequent sale of these loans to BMC. We originated $177 million of loans held-for-sale during the three months ended March 31, 2023, compared to $1.0 billion during the three months ended March 31, 2022.
Total noninterest expense decreased $18 million to $38 million for the three months ended March 31, 2023, as compared to the same period in 2022. The decrease for the three months ended March 31, 2023, was primarily driven by lower operating expenses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the total UPB of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended March 31, 2023
740 +	$21	95
720–739	1	5
Total consumer mortgage financing volume	$22	100
Three months ended March 31, 2022
740 +	$1,266	84
720–739	157	10
700–719	75	5
680–699	10	1
660–679	1	—
Total consumer mortgage financing volume	$1,509	100
During the three months ended March 31, 2023, we purchased and originated fewer consumer mortgage held-for-investment loans, as compared to the three months ended March 31, 2022. The decrease was primarily driven by the elevated interest rate environment. When interest rates rise, the likelihood of refinancing decreases and origination volumes tend to decrease.
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium (discount) ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
March 31, 2023
Adjustable-rate	$401	2	3.26%	$2	53.40%	773
Fixed-rate	18,791	98	3.18	(5)	55.03	781
Total	$19,192	100	3.18	$(3)	54.99	781
December 31, 2022
Adjustable-rate	$408	2	3.18%	$2	52.64%	771
Fixed-rate	19,039	98	3.18	(4)	54.69	782
Total	$19,447	100	3.18	$(2)	54.65	781
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

	Three months ended March 31,
($ in millions)	2023	2022	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$226	$93	143
Interest on loans held-for-sale	8	2	n/m
Interest expense	131	12	n/m
Net financing revenue and other interest income	103	83	24
Total other revenue	29	24	21
Total net revenue	132	107	23
Provision for credit losses	15	6	(150)
Noninterest expense
Compensation and benefits expense	28	23	(22)
Other operating expenses	17	14	(21)
Total noninterest expense	45	37	(22)
Income from continuing operations before income tax expense	$72	$64	13
Total assets	$10,226	$8,086	26
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $72 million for the three months ended March 31, 2023, compared to income earned of $64 million for the three months ended March 31, 2022. The increase for the three months ended March 31, 2023, was primarily due to higher net financing and other revenue, partially offset by higher provision for credit losses and noninterest expense as compared to the three months ended March 31, 2022.
Net financing revenue and other interest income was $103 million for the three months ended March 31, 2023, compared to $83 million for the three months ended March 31, 2022. The increase for the three months ended March 31, 2023, was primarily due to higher average assets from continued growth in the portfolio. This was partially offset by an increase in interest expense as benchmark interest rates continued to rise.
Other revenue increased $5 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to higher syndication and fee income for the three months ended March 31, 2023, as compared to the same period in 2022.
The provision for credit losses increased $9 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily driven by higher specific provision activity. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $8 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to higher direct and allocated expenses related to the growth of the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Credit Portfolio
The following table presents loans held-for-sale, the amortized cost of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations. As of March 31, 2023, 59% of our loans and lending commitments were asset-based, with 99.9% in a first-lien position.

($ in millions)	March 31, 2023	December 31, 2022
Loans held-for-sale, net	$266	$445
Finance receivables and loans (a)	$10,003	$10,147
Unfunded lending commitments (b)	$7,316	$6,390
Total serviced loans	$14,760	$14,823
(a)Includes $9.0 billion of commercial and industrial loans at both March 31, 2023, and December 31, 2022, and $1.0 billion and $1.1 billion of commercial real estate loans at March 31, 2023, and December 31, 2022, respectively. Our commercial real estate loans are currently focused on lending to skilled nursing facilities, senior housing, and medical office buildings.
(b)Includes unused revolving credit line commitments for loans held-for-sale and finance receivables and loans, signed commitment letters, and standby letter of credit facilities, which are issued on behalf of clients and may contingently require us to make payments to a third-party beneficiary in the event of a draw by the beneficiary thereunder. As many of these commitments are subject to borrowing base agreements and other restrictive covenants or may expire without being fully drawn, the stated amounts of these unfunded commitments are not necessarily indicative of future cash requirements.
The following table presents the percentage of total finance receivables and loans of our Corporate Finance operations by industry concentration. The finance receivables and loans are reported at amortized cost.

	March 31, 2023	December 31, 2022
Industry
Financial services	39.6%	40.9%
Services	14.9	13.4
Health services	14.1	14.5
Machinery, equipment, and electronics	8.5	7.3
Automotive and transportation	7.3	8.7
Chemicals and metals	7.0	7.0
Wholesale	2.9	2.6
Other manufactured products	2.1	2.1
Retail trade	1.9	1.7
Other	1.7	1.8
Total finance receivables and loans	100.0%	100.0%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Corporate and Other
The following table summarizes the activities of Corporate and Other, which primarily consist of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock as well as other strategic investments through Ally Ventures, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, the activity related to Ally Invest, Ally Lending, Ally Credit Card, CRA loans and related investments, and reclassifications and eliminations between the reportable operating segments. Additionally, Corporate and Other includes costs that are not allocated to our reportable operating segments as part of our COH methodology, which involves management judgment. Refer to Note 22 to the Condensed Consolidated Financial Statements for more information.

	Three months ended March 31,
($ in millions)	2023	2022	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$319	$58	n/m
Interest on loans held-for-sale	4	1	n/m
Interest and dividends on investment securities and other earning assets (b)	209	162	29
Interest on cash and cash equivalents	53	2	n/m
Total financing revenue and other interest income	585	223	162
Interest expense
Original issue discount amortization (c)	15	13	(15)
Other interest expense (d)	473	(35)	n/m
Total interest expense	488	(22)	n/m
Net financing revenue and other interest income	97	245	(60)
Other revenue
Other gain on investments, net	3	18	(83)
Other income, net of losses	4	48	(92)
Total other revenue	7	66	(89)
Total net revenue	104	311	(67)
Provision for credit losses	81	57	(42)
Total noninterest expense (e)	262	221	(19)
(Loss) income from continuing operations before income tax expense	$(239)	$33	n/m
Total assets	$45,822	$42,641	7
n/m = not meaningful
(a)Includes impacts associated with hedging activities within our automotive loan portfolio, consumer other lending activity, and financing revenue from our legacy mortgage portfolio.
(b)Includes impacts associated with hedging activities of our available-for-sale securities.
(c)Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
(d)Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.
(e)Includes reductions of $334 million and $318 million for the three months ended March 31, 2023, and 2022, respectively, related to the allocation of COH expenses to other segments. The receiving segments record their allocation of COH expense within other operating expense.
The following table presents the scheduled remaining amortization of the original issue discount at March 31, 2023.

Year ended December 31, ($ in millions)	2023	2024	2025	2026	2027	2028 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$832	$764	$690	$608	$513	$—
Total amortization (b)	46	68	74	82	95	513	$878
(a)The maximum annual scheduled amortization for any individual year is $141 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax expense of $239 million for the three months ended March 31, 2023, compared to income of $33 million for the three months ended March 31, 2022. The loss for the three months ended

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
March 31, 2023, was primarily driven by an increase in interest expense due to a higher interest rate environment, in addition to a decrease in other revenue due to losses on certain equity-method investments. The loss was partially offset by an increase in total financing revenue and other interest income.
Total financing revenue and other interest income was $585 million for the three months ended March 31, 2023, compared to $223 million for the three months ended March 31, 2022. The increase was primarily driven by the impacts of a higher interest rate environment on the investment securities portfolio and hedging activities, in addition to higher interest associated with cash and cash equivalents.
Total interest expense increased $510 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily driven by a higher interest rate environment, resulting in higher funding costs.
Total other revenue decreased $59 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily driven by losses related to certain equity-method investments during the three months ended March 31, 2023.
The provision for credit losses increased $24 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. For the three months ended March 31, 2023, the increase in provision for credit losses was primarily driven by higher net charge-offs within Ally Credit Card, partially offset by lower portfolio growth in Ally Lending and Ally Credit Card as compared to the three months ended March 31, 2022. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $41 million for the three months ended March 31, 2023, as compared to the same period in 2022. The increase was primarily driven by increased compensation and benefits expense.
Total assets were $45.8 billion as of March 31, 2023, compared to $42.6 billion as of March 31, 2022. This increase was primarily driven by an increase in our cash and cash equivalents balance within our investment portfolios, along with growth in consumer loans associated with Ally Lending and Ally Credit Card. Additionally, as of March 31, 2023, the amortized cost of the legacy mortgage portfolio was $272 million, compared to $341 million at March 31, 2022, which partially offset the increase.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents
Noninterest-bearing cash	$494	$451
Interest-bearing cash	8,762	4,628
Total cash and cash equivalents	9,256	5,079
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,565	1,531
U.S. States and political subdivisions	281	286
Agency mortgage-backed residential	15,392	15,607
Mortgage-backed residential	4,047	4,064
Agency mortgage-backed commercial	3,652	3,535
Asset-backed	419	433
Total available-for-sale securities (amortized cost of $29,703 and $30,227)	25,356	25,456
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	891	884
Total held-to-maturity securities (amortized cost of $1,047 and $1,062)	891	884
Total cash, cash equivalents, and securities	$35,503	$31,419

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Other Investments
The following table summarizes other investments at carrying value for Corporate and Other. Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for further information on these investments.

($ in millions)	March 31, 2023	December 31, 2022
Other assets
Investment in qualified affordable housing projects	$1,616	$1,596
Nonmarketable equity investments	779	794
Equity-method investments (a)	543	563
Total other investments	$2,938	$2,953
(a)Primarily comprised of 56 and 55 investments made in connection with our CRA program at March 31, 2023, and December 31, 2022, respectively. The carrying value of these investments was $537 million and $557 million at March 31, 2023, and December 31, 2022, respectively.
Nonmarketable equity investments and equity-method investments include strategic investments made through Ally Ventures. Ally Ventures identifies, invests in, and builds relationships with key startups. At March 31, 2023, the carrying value of investments made through Ally Ventures was $65 million, comprising 18 investments, as compared to $81 million comprising 18 investments at December 31, 2022. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information.
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

	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Trading days (a)	62.0	62.5	64.0	62.0	62.0
Average customer trades per day, (in thousands)	29.1	27.1	29.1	33.7	40.2
Funded accounts (b) (in thousands)	523	518	521	518	517
Total net customer assets (b) ($ in millions)	$14,060	$12,834	$13,095	$13,508	$16,773
Total customer cash balances (b) ($ in millions)	$1,622	$1,757	$1,917	$2,027	$2,268
(a)Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across the brokerage, robo, and wealth management portfolios.
During the three months ended March 31, 2023, macroeconomic uncertainty and market volatility continued to impact customer engagement and trade activity. Total funded accounts increased 1% from both the prior quarter and from the first quarter of 2022. Average customer trades per day increased 7% from the prior quarter and decreased 28% from the first quarter of 2022, driven primarily by lower customer engagement and market volatility. Additionally, net customer assets increased 10% from the prior quarter and decreased 16% from the first quarter of 2022, as a result of changes in equity market valuations.
Ally Lending
Ally Lending is our unsecured personal lending offering, which primarily serves medical and home improvement service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. Total active merchants totaled approximately 3,300 as of March 31, 2023, reflecting an increase of 2% from March 31, 2022. Total active borrowers totaled approximately 500,000 as of March 31, 2023, reflecting an increase of 42% compared to March 31, 2022.
The following table presents personal lending originations by average FICO® Score.

	Three months ended March 31, 2023		Three months ended March 31, 2022
($ in millions)	Volume	Average FICO®	Volume	Average FICO®
Total personal lending originations (a)	$440	746	$442	734
(a)Includes loans for which we have elected the fair value option measurement.
During the three months ended March 31, 2023, personal lending originations decreased $2 million to $440 million, as compared to the three months ended March 31, 2022.
The carrying value of our personal lending portfolio was $2.1 billion at March 31, 2023, compared to $1.2 billion at March 31, 2022, while the associated yield was 10.0% for the three months ended March 31, 2023, as compared to 12.6% for the three months ended March

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
31, 2022. The decrease in associated yield for the three months ended March 31, 2023, as compared to 2022, was due to increased originations in the home improvement vertical.
The following table presents the percentage of total finance receivables and loans of Ally Lending by vertical. The finance receivables and loans are reported at amortized cost.

	March 31, 2023	December 31, 2022
Vertical
Home improvement	64.2%	61.9%
Medical	35.6	37.9
Other	0.2	0.2
Total finance receivables and loans (a)	100.0%	100.0%
(a)Includes loans for which we have elected the fair value option measurement.
Ally Credit Card
Ally Credit Card is our scalable, digital-first credit card platform that features leading-edge technology, and a proprietary, analytics-based underwriting model. The following table presents total active cardholders and finance receivables and loans.

	March 31, 2023	December 31, 2022
Total active cardholders (in thousands)	1,097	1,042
Finance receivables and loans ($ in millions)	$1,640	$1,599

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
Our risk-management framework is overseen by the RC. The RC sets the risk appetite across our company while risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. Our primary types of risks include credit risk, insurance/underwriting risk, liquidity risk, market risk, business/strategic risk, reputation risk, operational risk, information technology/cybersecurity risk, compliance risk, and conduct risk. For more information on our risk management process, refer to the Risk Management MD&A section of our 2022 Annual Report on Form 10-K.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities based on our reportable operating segments.

($ in millions)	March 31, 2023	December 31, 2022
Finance receivables and loans
Automotive Finance (a)	$102,906	$102,070
Mortgage Finance	19,189	19,445
Corporate Finance	10,003	10,147
Corporate and Other (b)	4,206	4,086
Total finance receivables and loans	136,304	135,748
Loans held-for-sale
Automotive Finance	19	6
Mortgage Finance (c)	24	13
Corporate Finance	266	445
Corporate and Other	215	190
Total loans held-for-sale	524	654
Total on-balance-sheet loans	136,828	136,402
Whole-loan sales
Automotive Finance	461	227
Corporate and Other	118	103
Total off-balance-sheet loans (d)	579	330
Operating lease assets
Automotive Finance	10,236	10,444
Total operating lease assets	10,236	10,444
Total loan and operating lease exposure	$147,643	$147,176
(a)Includes a liability of $402 million and $617 million associated with fair value hedging adjustments at March 31, 2023, and December 31, 2022, respectively. Refer to Note 18 to the Condensed Consolidated Financial Statements for additional information.
(b)Includes $272 million and $290 million of consumer mortgage loans in our legacy mortgage portfolio at March 31, 2023, and December 31, 2022, respectively.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
Additionally, we utilize numerous collection strategies to mitigate loss and provide ongoing support to customers in financial distress. We have enhanced our collection strategies to include customized messaging, digital communication, and proactive monitoring of vendor performance. We may offer several types of assistance to aid our customers based on their willingness and ability to repay their loan. As part of certain programs, we offer loan modifications to qualified borrowers, including payment extensions, interest rate concessions, and principal forgiveness.
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. The unemployment rate remained low at 3.5% as of March 31, 2023. Sales of new light vehicles rose to an average annual rate of 15.3 million during the first quarter of 2023. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million in 2019, driving an increase in used vehicle values, as further described in the section below titled Operating Lease Vehicle Terminations and Remarketing. Additionally, used vehicle values may also be impacted by availability, the price of new vehicles, or changes in customer preferences. However, macroeconomic risks remain elevated, as continuing claims for unemployment insurance reached a 15-month high in the week ended March 25, 2023.
Consumer Credit Portfolio
During the three months ended March 31, 2023, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, high-quality jumbo and LMI mortgage loans that are obtained through bulk loan purchases and direct-to-consumer mortgage originations, as well as point-of-sale personal lending through Ally Lending. We also offer revolving, unsecured loans through Ally Credit Card. The carrying value of our nonprime held-for-investment consumer automotive loans before allowance for loan losses represented approximately 10.5% and 10.6% of our total consumer automotive loans at March 31, 2023, and December 31, 2022, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Consumer automotive (c) (d)	$83,640	$83,286	$1,110	$1,187	$—	$—
Consumer mortgage
Mortgage Finance	19,189	19,445	34	34	—	—
Mortgage — Legacy	272	290	15	15	—	—
Total consumer mortgage	19,461	19,735	49	49	—	—
Consumer other
Personal Lending (e)	2,072	1,987	12	13	—	—
Credit Card	1,640	1,599	54	43	—	—
Total consumer other	3,712	3,586	66	56	—	—
Total consumer finance receivables and loans	$106,813	$106,607	$1,225	$1,292	$—	$—
(a)Includes nonaccrual TDR loans of $684 million at December 31, 2022. Refer to Note 1 to the Condensed Consolidated Financial Statements for information of the elimination of TDR recognition in conjunction with the adoption of ASU 2022-02.
(b)Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 for additional information on our accounting policy for finance receivables and loans on nonaccrual status.
(c)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 to the Condensed Consolidated Financial Statements for additional information.
(d)Includes outstanding CSG loans of $10.2 billion and $10.0 billion at March 31, 2023, and December 31, 2022, respectively, and RV loans of $548 million and $578 million at March 31, 2023, and December 31, 2022, respectively.
(e)Excludes finance receivables of $2 million and $3 million at March 31, 2023, and December 31, 2022, respectively, for which we have elected the fair value option.
Total consumer finance receivables and loans increased $206 million at March 31, 2023, compared with December 31, 2022. The increase consists of $354 million of consumer automotive finance receivables and loans and $126 million of consumer other finance receivables and loans, primarily due to loan originations outpacing portfolio runoff. These increases were partially offset by a decrease of $274 million of consumer mortgage finance receivables and loans, which resulted from portfolio runoff outpacing originations and purchases.
Total consumer nonperforming finance receivables and loans at March 31, 2023, decreased $67 million to $1.2 billion from December 31, 2022. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.1% and 1.2% at March 31, 2023, and December 31, 2022, respectively.
Consumer automotive loans accruing and past due 30 days or more decreased $248 million to $2.7 billion at March 31, 2023, compared to $3.0 billion at December 31, 2022, which was driven by seasonality. Consumer payment activity is typically strong during the first quarter of the year due to consumers receiving tax refunds.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2023	2022	2023	2022
Consumer automotive	$351	$113	1.7%	0.6%
Consumer mortgage
Mortgage — Legacy	(1)	(2)	(1.6)	(3.2)
Total consumer mortgage	(1)	(2)	—	—
Consumer other
Personal Lending	30	15	5.8	5.4
Credit Card	29	8	7.2	3.4
Total consumer other	59	23	6.4	4.3
Total consumer finance receivables and loans	$409	$134	1.5	0.5
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
Our net charge-offs from total consumer finance receivables and loans were $409 million for the three months ended March 31, 2023, respectively, compared to net charge-offs of $134 million for the three months ended March 31, 2022. Net charge-offs for our consumer automotive portfolio increased by $238 million for the three months ended March 31, 2023, compared to the same period in 2022. We experienced increased net charge-offs in our consumer automotive portfolio, as delinquencies have increased amid deterioration in macroeconomic conditions from March 31, 2022.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

	Three months ended March 31,
($ in millions)	2023	2022
Consumer automotive (a)	$9,014	$10,576
Consumer mortgage (b)	197	1,680
Consumer other (c) (d)	440	442
Total consumer loan originations	$9,651	$12,698
(a)Includes loans purchased under forward flow agreements with automotive retailers, as well as $260 million of loans originated as held-for-sale for the three months ended March 31, 2023.
(b)Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $177 million of loans originated as held-for-sale for the three months ended March 31, 2023, and $995 million for the three months ended March 31, 2022.
(c)Includes loans related to our Ally Lending business for which we have elected the fair value option measurement.
(d)Excludes credit card loans which are revolving in nature.
Total consumer loan originations decreased $3.0 billion for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease was primarily due to decreased loan originations within the consumer automotive portfolio, as a result of our dynamic underwriting strategies, including strategic pricing and curtailment actions to optimize our risk appetite and returns. The decrease was also impacted by decreased loan originations within the consumer mortgage portfolio, due to a higher interest rate environment.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table shows the percentage of consumer finance receivables and loans by state concentration based on amortized cost.

	March 31, 2023 (a)			December 31, 2022
	Consumer automotive	Consumer mortgage	Consumer other (b)	Consumer automotive	Consumer mortgage	Consumer other (b)
California	8.7%	38.9%	8.1%	8.7%	38.8%	8.4%
Texas	13.7	7.3	7.7	13.6	7.3	7.7
Florida	9.6	6.5	7.7	9.5	6.6	7.8
Pennsylvania	4.5	2.1	4.6	4.5	2.1	4.6
Georgia	4.1	2.9	3.5	4.1	2.9	3.5
North Carolina	4.1	1.9	4.7	4.1	1.9	4.6
Illinois	3.5	2.8	4.3	3.5	2.8	4.3
New York	3.6	1.9	4.7	3.6	1.9	4.8
New Jersey	3.2	2.4	3.6	3.2	2.4	3.6
Ohio	3.4	0.4	3.6	3.4	0.4	3.6
Other United States	41.6	32.9	47.5	41.8	32.9	47.1
Total consumer loans	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at March 31, 2023.
(b)Excludes $2 million and $3 million of finance receivables at March 31, 2023, and December 31, 2022, respectively, for which we have elected the fair value option.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.5% of our total outstanding consumer finance receivables and loans at both March 31, 2023, and December 31, 2022. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
Repossessed and Foreclosed Assets
We classify a repossessed or foreclosed asset as held-for-sale, which is included in other assets on our Condensed Consolidated Balance Sheet, when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.
Repossessed consumer automotive loan assets in our Automotive Finance operations were $216 million and $182 million at March 31, 2023, and December 31, 2022, respectively, and foreclosed mortgage assets were $2 million at both March 31, 2023, and December 31, 2022.
Commercial Credit Portfolio
During the three months ended March 31, 2023, the credit performance of the commercial portfolio remained strong. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Commercial
Commercial and industrial
Automotive	$14,905	$14,595	$—	$5	$—	$—
Other (c)	9,075	9,154	159	157	—	—
Commercial real estate	5,509	5,389	—	—	—	—
Total commercial finance receivables and loans	$29,489	$29,138	$159	$162	$—	$—
(a)Includes nonaccrual TDR loans of $157 million at December 31, 2022. Refer to Note 1 to the Condensed Consolidated Financial Statements for information of the elimination of TDR recognition in conjunction with the adoption of ASU 2022-02.
(b)Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 for additional information on our accounting policy for finance receivables and loans on nonaccrual status.
(c)Other commercial and industrial primarily includes senior secured commercial lending largely associated with our Corporate Finance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Total commercial finance receivables and loans outstanding increased $351 million from December 31, 2022, to $29.5 billion at March 31, 2023. Results were driven by a $482 million increase in our Automotive Finance segment, primarily within the commercial and industrial receivables class. This was partially offset by a $144 million decrease in our Corporate Finance segment.
Total commercial nonperforming finance receivables and loans were $159 million at March 31, 2023, reflecting a decrease of $3 million compared to December 31, 2022. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans decreased to 0.5% at March 31, 2023, compared to 0.6% at December 31, 2022.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended March 31,
	Net recoveries		Net charge-off ratios (a)
($ in millions)	2023	2022	2023	2022
Commercial
Commercial and industrial
Automotive	$—	$(1)	—%	—%
Total commercial finance receivables and loans	$—	$(1)	—	—
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $5.5 billion and $5.4 billion at March 31, 2023, and December 31, 2022, respectively, which represented 4.0% of total outstanding finance receivables and loans at both March 31, 2023, and December 31, 2022. As of March 31, 2023, $4.4 billion and $1.0 billion of commercial real estate loans were included in the Automotive Finance and Corporate Finance segments, respectively, compared to $4.2 billion and $1.1 billion as of December 31, 2022.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

	March 31, 2023	December 31, 2022
Florida	18.4%	17.9%
Texas	14.8	14.9
California	9.0	8.4
North Carolina	5.6	5.3
New York	5.1	6.3
Michigan	4.2	4.2
Ohio	4.1	4.2
Georgia	3.1	3.1
Utah	2.7	2.9
Illinois	2.6	2.7
Other United States	30.4	30.1
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures decreased $12 million from December 31, 2022, to $2.6 billion at March 31, 2023. The decrease in total criticized exposures was primarily driven by a decrease in Special Mention loans within the commercial and industrial portfolio class of our Automotive Finance operations. Total criticized exposures were 8.9% and 9.1% of total commercial finance receivables and loans at March 31, 2023, and December 31, 2022, respectively, representing strong overall credit performance as the commercial loan portfolio continues to grow.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

	March 31, 2023	December 31, 2022
Industry
Automotive	51.6%	53.4%
Electronics	12.0	11.9
Services	11.1	6.5
Other	25.3	28.2
Total commercial criticized finance receivables and loans	100.0%	100.0%
Allowance for Loan Losses
Our quantitatively determined allowance under CECL is impacted by certain forecasted economic factors as further described in Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K. For example, our consumer automotive allowance for loan losses is most sensitive to state-level unemployment rates. Our process for determining the allowance for loan losses considers a borrower’s willingness and ability to pay and considers other factors, including loan modification programs. In addition to our quantitative allowance for loan losses, we also incorporate qualitative adjustments that may relate to idiosyncratic risks, weather-related events, changes in current economic conditions that may not be reflected in quantitatively derived results such as the impacts associated with COVID-19, and other macroeconomic uncertainty. We also monitor model performance, using model error and related assessments, and we may incorporate qualitative reserves to adjust our quantitatively determined allowance if we observe deterioration in model performance. Additionally, we perform a sensitivity analysis of our allowance utilizing varying macroeconomic scenarios, as described further within Critical Accounting Estimates — Allowance for Credit Losses within the MD&A in our 2022 Annual Report on Form 10-K.
Through March 31, 2023, forecasted economic variables incorporated into our quantitative allowance processes were updated to include the current macroeconomic environment and our future expectations reflecting mild recessionary conditions in 2023. This included (but were not limited to) the following: the unemployment rate rising to approximately 4.5% in the first quarter of 2024, before reverting to the historical mean of approximately 6.3% by the first quarter of 2026, negative GDP growth as measured on a quarter-over-quarter seasonally adjusted annualized rate basis through the second quarter of 2023, before reverting to the historical mean of approximately 1.9% by the first quarter of 2026, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis to approximately 15 million units from the second half of 2023 through the forecast horizon. Additionally, we maintain a qualitative allowance framework to account for ongoing uncertainty and volatility in the macroeconomic environment (including the impact of inflationary pressures) that could adversely impact frequency of loss and LGD. Our overall allowance for loan losses increased $40 million from the prior quarter to $3.8 billion at March 31, 2023, representing 2.8% and 2.7% as a percentage of total finance receivables at March 31, 2023, and December 31, 2022, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months ended March 31, 2023, and March 31, 2022, respectively.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at January 1, 2023	$3,020	$27	$426	$3,473	$238	$3,711
Charge-offs (a)	(536)	(1)	(64)	(601)	—	(601)
Recoveries	185	2	5	192	—	192
Net charge-offs	(351)	1	(59)	(409)	—	(409)
Provision due to change in portfolio size	5	—	14	19	(1)	18
Provision due to incremental charge-offs	351	(1)	59	409	—	409
Provision due to all other factors	(3)	(3)	15	9	13	22
Total provision for credit losses (b)	353	(4)	88	437	12	449
Other	—	(1)	—	(1)	1	—
Allowance at March 31, 2023	$3,022	$23	$455	$3,500	$251	$3,751
Net charge-offs to average finance receivables and loans outstanding for the three months ended March 31, 2023	1.7%	—%	6.4%	1.5%	—%	1.2%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2023 (c)	272.3%	47.1%	692.3%	285.7%	157.7%	271.0%
Nonaccrual loans to finance receivables and loans outstanding at March 31, 2023	1.3%	0.3%	1.8%	1.1%	0.5%	1.0%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2023	2.2	(4.9)	1.9	2.1	(328.9)	2.3
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Excludes $3 million of benefit for credit losses related to our reserve for unfunded commitments. The liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.
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
n/m= not meaningful
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The allowance for consumer loan losses as of March 31, 2023, increased $453 million compared to March 31, 2022, reflecting an increase of $259 million in the consumer automotive allowance, along with an increase of $197 million in the consumer other allowance. The increase in our consumer automotive allowance was primarily driven by portfolio growth. The increase in the consumer other allowance was primarily driven by continued growth in Ally Lending and Ally Credit Card.
The allowance for commercial loan losses as of March 31, 2023, decreased $3 million compared to March 31, 2022. The allowance for commercial loan losses remained relatively stable, as increases from portfolio growth were more than offset by a reduction in loan loss coverage from portfolio performance.
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

	Three months ended March 31,
($ in millions)	2023	2022
Consumer automotive	$353	$107
Consumer mortgage
Mortgage Finance	(1)	—
Mortgage — Legacy	(3)	(3)
Total consumer mortgage	(4)	(3)
Consumer other
Personal Lending	49	36
Credit Card	39	23
Total consumer other	88	59
Total consumer	437	163
Commercial
Commercial and industrial
Automotive	(1)	—
Other	16	9
Commercial real estate	(3)	(5)
Total commercial	12	4
Total provision for loan losses (a)	$449	$167
(a)Excludes $3 million of benefit for credit losses related to our reserve for unfunded commitments during the three months ended March 31, 2023.
The provision for consumer credit losses increased $274 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in provision for consumer credit losses for the three months ended March 31, 2023, was primarily driven by higher net charge-offs across our consumer portfolios.
The provision for commercial credit losses increased $8 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. For the three months ended March 31, 2023, the increase in provision for commercial credit losses was primarily driven by higher provisions on specific exposures within our Corporate Finance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by loan portfolio class.

	2023			2022
March 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer automotive	$3,022	3.6	80.6	$2,763	3.5	83.7
Consumer mortgage
Mortgage Finance	20	0.1	0.5	19	0.1	0.6
Mortgage — Legacy	3	1.1	0.1	7	2.0	0.2
Total consumer mortgage	23	0.1	0.6	26	0.1	0.8
Consumer other
Personal Lending	213	10.3	5.7	124	10.3	3.8
Credit Card	242	14.7	6.4	134	12.9	4.0
Total consumer other	455	12.3	12.1	258	11.5	7.8
Total consumer loans	3,500	3.3	93.3	3,047	3.1	92.3
Commercial
Commercial and industrial
Automotive	13	0.1	0.3	12	0.1	0.4
Other	205	2.3	5.5	207	3.0	6.3
Commercial real estate	33	0.6	0.9	35	0.7	1.0
Total commercial loans	251	0.9	6.7	254	1.0	7.7
Total allowance for loan losses	$3,751	2.8	100.0	$3,301	2.6	100.0
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
During the three months ended March 31, 2023, the Federal Reserve increased the federal funds target range to 4.75–5.00% to address the elevated inflation levels, with future rate increases still possible. Refer to the section below titled Net Financing Revenue Sensitivity Analysis for additional information on how future rate changes may impact net financing revenue.
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
As part of our CRA program, we make investments in non-low-income housing tax credit (LIHTC) CRA-eligible funds. Many of these CRA funds feature private equity or venture capital structures, and are accounted for using the equity method of accounting. We recognize our share of the investee’s earnings based on the performance of the funds. During the three months ended March 31, 2023, we recognized $25 million of losses related to these investments, primarily due to broader real estate market trends adversely impacting certain funds. There were no indications of impairment within our portfolio of CRA-eligible funds as of March 31, 2023.
In addition, we are exposed to changes in the value of other nonmarketable equity investments without readily determinable fair market values, which may cause volatility in our earnings.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
As of March 31, 2023, we had $3.8 billion of cumulative net unrealized losses on our available-for-sale securities. During the three months ended March 31, 2023, we recorded $284 million of net unrealized gains on our available-for-sale securities, primarily due to market uncertainty pushing investors towards safer, higher-yielding investments. Unrealized gains and losses are recorded in other comprehensive income within our Condensed Consolidated Statement of Comprehensive Income, and are generally not realized unless we sell the securities prior to their stated maturity date. As of March 31, 2023, and December 31, 2022, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. During the three months ended March 31, 2023, management determined that there were no expected credit losses for securities in an unrealized loss position. Refer to Note 6 and Note 15 to the Condensed Consolidated Financial Statements for additional information.
The composition of our balance sheet, including shorter-duration consumer automotive loans and variable-rate commercial loans, along with our primary funding source of retail deposits, partially mitigates market risk. Additionally, we maintain risk-management controls that measure and monitor market risk using a variety of analytical techniques including market value and sensitivity analysis. Refer to Note 18 to the Condensed Consolidated Financial Statements for additional information. For information regarding our insured and uninsured deposit liabilities, refer to the section below titled Response to Banking Industry Failures.
LIBOR Transition
In recognition of the significance of LIBOR cessation, in July 2018, Ally formed an enterprise-wide LIBOR transition program that devotes numerous resources throughout all levels of the organization to facilitate the transition to alternative reference rates. Our program spans impacted business lines and functions to evaluate risks associated with the transition, while taking into account specific considerations related to our customers, products and instruments, and counterparty exposures. Through this program, we continue to plan for and guide the transition away from LIBOR to alternative reference rates, and evaluate the impacts and potential impacts to our existing and future contracts with customers and counterparties, financial forecasts, operational processes, technology, modeling, and vendor relationships. Our program is also subject to the governance and oversight of our Board through the RC and certain executive committees, including the ALCO and the ERMC. For a more detailed discussion of our transition away from LIBOR, refer to the section titled Risk Management—LIBOR Transition in our 2022 Annual Report on Form 10-K.
We continue to make progress on our transition efforts, including developing new products and agreements that utilize alternative reference rates, such as Prime and SOFR, and engaging our commercial customers with transitioning their existing financing agreements from LIBOR to alternative rates, as appropriate. During 2022, we accelerated our efforts of transitioning bilateral commercial automotive lending arrangements from LIBOR to Prime and continued originating corporate-finance loans using SOFR. Since the end of 2021, we have not entered into new contracts that use U.S. dollar LIBOR as a reference rate, in alignment with guidance from U.S. banking regulators.
The LIBOR Act, enacted in March 2022, provides a uniform approach for replacing LIBOR as a reference interest rate in tough legacy contracts—that is, contracts that do not include effective fallback provisions—when LIBOR is no longer published or is no longer representative. Under the LIBOR Act, references to the most common tenors of LIBOR in these contracts will be replaced as a matter of law, without the need to be amended by the parties, to instead reference benchmark interest rates based on SOFR that will be identified by the FRB. The FRB issued a final rule effective February 27, 2023, to implement the LIBOR Act. We continue to evaluate the effects of the LIBOR Act and the FRB’s final rule on our LIBOR-linked contracts, which remain uncertain.
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
Simulations are then used to assess changes in net financing revenue in multiple interest rate scenarios relative to the baseline forecast. The changes in net financing revenue relative to the baseline are defined as the sensitivity. Our simulations incorporate contractual cash flows and repricing characteristics for all assets, liabilities, and off-balance sheet exposures and incorporate the effects of changing interest rates on the prepayment and attrition rates of certain assets and liabilities. Our simulations do not assume any specific future actions are taken to mitigate the impacts of changing interest rates.
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
In a stable rate scenario that assumes spot rates as of March 31, 2023, remain constant through the simulation, net financing revenue over the next 12 months is expected to decrease by $134 million versus the baseline forecast. The decrease is due to short-term rates remaining higher than their market-implied forwards and the relative size and current pricing of our liquid deposit portfolio.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various shocks to the implied market forward curve as of March 31, 2023, and December 31, 2022.

	March 31, 2023		December 31, 2022
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$190	$208	$18	$(76)
+100 basis points	94	109	3	(37)
-100 basis points	(104)	(117)	(21)	21
(a)Gradual changes in interest rates are recognized over 12 months.
Since December 31, 2022, the implied forward rate curve has further inverted as short-term interest rates have increased and market expectations of long-term interest rates have decreased. The impact of this change is reflected in our baseline net financing revenue forecast. During the first quarter of 2023, our cash balances increased, we increased our pay-fixed swap position, increased our fixed rate term funding, and incrementally added interest rate floor contracts that will provide benefit in certain lower-rate scenarios. As a result, as of March 31, 2023, we expect to modestly benefit in the near-term if rates were to move higher than the forward curve implies, as the assumed repricing of our assets and pay-fixed swap position is expected to outpace the assumed repricing of our liabilities. Over time, we expect higher interest rate shocks to negatively affect our net financing revenue, as our simulations assume a normalizing cash position and maturing pay-fixed swap position, resulting in a reversion to liability sensitivity.
Our risk position is influenced by the impact of hedging activity, which primarily consists of interest rate swaps designated as fair value hedges of certain fixed-rate assets and fixed-rate debt instruments. Additionally, we use interest rate floor contracts designated as cash flow hedges on certain floating-rate assets. The size, maturity, and mix of our hedging activities are adjusted as our balance sheet, ALM objectives, and interest rate environment evolve over time. Our hedging strategies, however, are not designed to eliminate all interest-rate risk, and we were adversely affected from rising interest rates in 2022 and 2023.
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. Our operating lease portfolio, net of accumulated depreciation was $10.2 billion and $10.4 billion as of March 31, 2023, and December 31, 2022, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $8.2 billion and $8.3 billion as of March 31, 2023, and December 31, 2022, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A in our 2022 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended March 31,
	2023	2022
Off-lease vehicles terminated (in units)	24,163	30,488
Average gain per vehicle ($ per unit)	$1,932	$1,640
Method of vehicle sales
Sale to dealer, lessee, and other	80%	88%
Auction
Internet	15	8
Physical	5	4
We recognized an average gain per vehicle of $1,932 for the three months ended March 31, 2023, compared to an average gain per vehicle of $1,640 for the same period in 2022. The number of off-lease vehicles remarketed during the three months ended March 31, 2023, decreased 21%, compared to the same period in 2022, due to lower termination volume, in alignment with lower lease origination volume during the first half of 2020 resulting from the COVID-19 pandemic. The increase in remarketing performance during the three months ended March 31, 2023, was primarily due to auction price stability and normalizing volume trends in the contractually priced buyout channels.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Operating Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. Our exposure to Stellantis vehicles represented approximately 78% and 80% of our operating lease units as of March 31, 2023, and 2022, respectively.
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

March 31,	2023	2022
Sport utility vehicle	64%	60%
Truck	30	33
Car	6	7
Climate-Related Risk
We have identified and defined climate-related risk as an emerging risk. Pursuant to our risk-management framework, emerging risks include those that have yet to create a material impact or would only arise during stressful or unlikely circumstances. Refer to the section titled Risk Factors in Part I, Item 1A of our 2022 Annual Report on Form 10-K for information on climate-related risks.
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
As the impacts of climate change become more evident, we have recognized (1) the importance of understanding, preparing for and taking timely preventive action against potentially material climate-change impacts, (2) increasing investor demand for consistent and comparable climate-change risk data, (3) changing federal policy focus as a result of rejoining the Paris Climate Agreement and an increase in regulatory discussion about potential requirements and oversight, and (4) that Ally’s commitment to “Do It Right” extends to the conservation of environmental resources to promote a sustainable future for our customers, employees, stockholders, and the communities in which we live and operate. For additional information, refer to the Risk Management MD&A section of our 2022 Annual Report on Form 10-K.

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
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2025). Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of March 31, 2023. In recent years, we have become less reliant on market-based funding, reducing our exposure to disruptions in wholesale funding markets.
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
We manage our funding to achieve a well-balanced portfolio across a spectrum of risk, maturity, and cost-of-funds characteristics. Optimizing funding at Ally Bank continues to be a key part of our long-term liquidity strategy. We optimize our funding sources at Ally Bank by prioritizing retail deposits, maintaining active securitization programs, managing the maturity profile of our brokered deposit portfolio, utilizing repurchase agreements, and continuing to access funds from the FHLB.
Assets are primarily originated by Ally Bank to reduce parent company exposures and funding requirements, and to utilize our growing consumer deposit-taking capabilities. This allows us to use bank funding for substantially all our automotive finance and other assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes our total available liquidity.

($ in millions)	March 31, 2023	December 31, 2022
Unencumbered highly liquid securities (a)	$21,486	$22,155
Liquid cash and equivalents (b)	9,267	5,111
FHLB unused pledged borrowing capacity (c)	12,194	11,148
Total available liquidity (d)	$42,947	$38,414
(a)Includes unencumbered U.S. federal government, U.S. agency, and highly liquid corporate debt securities.
(b)Excludes restricted cash and foreign currency cash balances.
(c)Pledged assets are primarily composed of consumer mortgage finance receivables and loans, as well as real-estate-backed loans within our Automotive Finance and Corporate Finance businesses, and non-agency mortgage-backed securities.
(d)Excludes $2.1 billion and $2.0 billion of available funding capacity through the FRB Discount Window at March 31, 2023, and December 31, 2022, respectively. Refer to Note 12 to the Condensed Consolidated Financial Statements for information on assets pledged to the FRB.
Recent Funding and Liquidity Developments
Key funding highlights from January 1, 2023, to date were as follows:
•In February 2023, we accessed the unsecured debt capital markets and raised $500 million through the issuance of subordinated notes.
•We raised $777 million through the completion of term securitization transactions backed by consumer automotive loans.
•We issued $5.9 billion of brokered CDs.
•Using new funding, we paid down outstanding FHLB balances owed, increasing our available FHLB borrowing capacity.
•We increased and diversified repurchase agreement transaction funding with our counterparties.
Response to Banking Industry Failures
In March 2023, the FDIC was appointed as receiver for SVB and Signature after they experienced runs on deposits and other liquidity constraints. At the time, SVB and Signature were the 16th and 29th largest banks in the United States, respectively, as measured by total assets as of December 31, 2022. Also during March 2023, UBS Group AG announced the acquisition of Credit Suisse Group AG, with the support of the Swiss government.
Our liquidity position fundamentally differs from those of SVB and Signature before their failures. For example, more than 90% of deposits at Ally Bank were FDIC-insured as of March 31, 2023, compared to 12% for SVB and 10% for Signature as of December 31, 2022. Additionally, our deposit portfolio is primarily composed of granular and diversified retail customer accounts, as opposed to SVB and Signature who had large uninsured commercial deposits. Because of the market turbulence and uncertainty, however, we activated existing internal incident response procedures specifically designed to increase governance and monitoring of Ally Bank’s depositor behavior, liquidity position, and risk exposure, including frequent ongoing dialogue with the Board and supervisory authorities.
We also took specific funding actions. Even before these failures, in response to the unprecedented pace of monetary tightening in 2022 and the resultant macroeconomic uncertainty, we had increased cash and available liquidity. Refer to the section above titled Recent Funding Developments. After the failures, we continued to do so by optimizing brokered CD issuances, borrowing from the FHLB, managing securities collateral pledged to the FHLB, maintaining competitive retail deposit pricing, and managing new loan origination volumes. We had $42.9 billion of total available liquidity as of March 31, 2023, which included $12.2 billion of available FHLB capacity. FHLB funding provides us with a stable funding source, and can be drawn upon on a same-day basis if sufficiently secured with available collateral.
In support of American businesses and households, the FRB created the BTFP in March 2023 to make additional funding available to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all of their depositors. The BTFP is a further source of liquidity against high-quality securities and contributes to financial stability by eliminating a bank’s need to quickly sell those securities in times of stress. Under the BTFP, depository institutions may borrow funds by pledging collateral eligible for purchase by the FRB in open market operations, such as U.S. Treasuries and agency debt and mortgage-backed securities, in each case valued at par. We did not borrow from the BTFP as of March 31, 2023. We estimate our available capacity under the BTFP was approximately $23.1 billion as of March 31, 2023. Additionally, as of March 31, 2023, we had $2.1 billion in total funding capacity through the FRB Discount Window, with no debt outstanding during the first quarter of 2023.
On April 28, 2023, in a statement accompanying the review of the FRB’s supervision and regulation of SVB, FRB Vice Chair for Supervision Barr highlighted a plan to revisit the Tailoring Rules and develop stronger capital, liquidity, stress-testing, and other standards for Category IV firms like Ally. Refer to Note 17 to the Condensed Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Following the failures of SVB and Signature, on May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. The FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank to assume all the deposits and substantially all the assets of First Republic Bank. We continue to monitor and assess the impact of these failures on Category IV firms like Ally.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	March 31, 2023		December 31, 2022
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Deposits	$154,013	88	$152,297	88
Debt
Secured financings	11,286	6	$10,124	6
Institutional term debt	10,176	6	9,678	6
Retail term notes	473	—	359	—
Total debt (a)	21,935	12	20,161	12
Total on-balance-sheet funding	$175,948	100	$172,458	100
(a)Includes hedge basis adjustments as described in Note 18 to the Condensed Consolidated Financial Statements.
Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at March 31, 2023.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including online savings accounts, money-market demand accounts, CDs, interest-bearing checking accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which provide us with stable, lower-cost funding. We believe that, at scale, retail deposits are the most efficient and stable source of funding, when compared to other funding sources. Retail deposits constituted 79% of our total funding sources at March 31, 2023. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries.
As of March 31, 2023, and December 31, 2022, we had $12.1 billion and $15.2 billion, respectively, of deposit liabilities that are uninsured by the FDIC.
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total primary retail deposit customers (in thousands)	2,808	2,681	2,597	2,546	2,518
Deposits ($ in millions)
Retail	$138,497	$137,684	$133,878	$131,155	$135,978
Brokered	13,801	12,590	9,617	6,962	4,049
Other (a)	1,715	2,023	2,256	2,284	2,448
Total deposits	$154,013	$152,297	$145,751	$140,401	$142,475
(a)Other deposits include mortgage escrow deposits. Other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.5 billion as of March 31, 2023, $1.8 billion as of December 31, 2022, $2.0 billion as of September 30, 2022, $2.1 billion as of June 30, 2022, and $2.3 billion as of March 31, 2022.
During the three months ended March 31, 2023, our total deposit base increased $1.7 billion, and we added approximately 126,000 retail deposit customers, ending with approximately 2.8 million retail deposit customers as of March 31, 2023. Total retail deposits increased $813 million during the three months ended March 31, 2023, bringing the total retail deposits portfolio to $138.5 billion as of March 31, 2023, primarily driven by an increase in retail deposit customers. We have maintained competitive deposit rates in response to higher benchmark interest rates. Additionally, brokered deposits increased $1.2 billion during the three months ended March 31, 2023. Overall, strong customer acquisition and retention rates continue to deliver a favorable funding mix.
Following the failures of SVB and Signature, we briefly experienced elevated two-way deposit flows. Uninsured deposit outflows were more than offset by inflows from new and existing customers. More than 90% of retail deposits at Ally Bank were FDIC-insured as of March 31, 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
We continue to advance our digital capabilities and deliver incremental value to our retail deposit customers beyond competitive rates. We have delivered enhancements—such as our smart savings tools—improving our customer’s digital banking experience and providing unique opportunities to organize and build their savings. In January 2022, we announced Ally CoverDraft service, which provides a no fee overdraft allowance to our qualifying customers on debit transactions subject to a certain amount. In September 2022, we announced early direct deposit, an account feature that allows customers to access qualifying direct deposits up to two days in advance of receipt. These changes are examples of our “Do It Right” commitment for our customers.
We continue to be recognized for the experience and value we provide our customers. In April 2022, Forbes named Ally to its “World’s Best Banks” list, and in June 2022, Kiplinger named Ally Bank to its “Best Internet Banks” list for the sixth consecutive year. In September 2022, The Wall Street Journal named Ally Bank the “Best Overall Online Bank.” In November 2022, MONEY® Magazine named Ally to its “Best Online Bank” list for the fifth consecutive year, as well as the tenth time in the past twelve years. In January 2023, Bankrate named Ally Bank the “Best Bank Overall.” For additional information on our deposit funding by type, refer to Note 11 to the Condensed Consolidated Financial Statements.
Securitizations and Secured Financings
In addition to building a larger deposit base in recent years, we maintain a presence in the securitization markets to finance our automotive loan portfolios. Securitizations and secured funding transactions, collectively referred to as securitization transactions due to their similarities, allow us to convert our automotive-finance receivables into cash earlier than what would have occurred in the normal course of business. For additional details surrounding our securitization activities, refer to the section titled Liquidity Management, Funding, and Regulatory Capital in our 2022 Annual Report on Form 10-K.
During the three months ended March 31, 2023, we raised $777 million through the completion of term securitization transactions backed by consumer automotive loans.
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans and investment securities. As of March 31, 2023, we had pledged $28.4 billion of assets to the FHLB resulting in $19.7 billion in total funding capacity with $7.5 billion of debt outstanding.
At March 31, 2023, $42.7 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $473 million of retail term notes outstanding at March 31, 2023. The remainder of our unsecured debt is composed of institutional term debt. In February 2023, we accessed the unsecured debt capital markets and raised $500 million through the issuance of subordinated notes. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of March 31, 2023, we had $755 million debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. The FRB, however, is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. As of March 31, 2023, we had assets pledged and restricted as collateral to the FRB totaling $2.3 billion, resulting in $2.1 billion in total funding capacity with no debt outstanding. For information on our ability to access the BTFP, refer to the section above titled Response to Banking Industry Failures.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both March 31, 2023, and December 31, 2022, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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

	Three months ended March 31,
($ in millions)	2023	2022
Net financing loss and other interest income (a)	$(228)	$(278)
Dividends from bank subsidiaries	100	650
Total other revenue	38	61
Total net revenue	(90)	433
Provision for credit losses	(9)	(11)
Total noninterest expense	136	150
(Loss) income from continuing operations before income tax benefit	(217)	294
Income tax benefit from continuing operations (b)	(71)	(78)
Net (loss) income from continuing operations	(146)	372
Loss from discontinued operations, net of tax	(1)	—
Net (loss) income (c)	$(147)	$372
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
(c)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	March 31, 2023	December 31, 2022
Total assets (a)	$6,020	$5,467
Total liabilities	$11,801	$10,996
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
Net cash provided by operating activities was $1.4 billion and $1.6 billion for the three months ended March 31, 2023, and 2022, respectively. Operating cash inflows were lower versus the prior year due to unfavorable market conditions as a result of the current macroeconomic environment. Refer to the Consolidated Results of Operations section of this MD&A for further discussion.
Net cash used in investing activities was $382 million and $5.7 billion for the three months ended March 31, 2023, and 2022, respectively. The change was primarily due to a $2.7 billion increase in net cash inflows related to loans held-for-investment and a $2.6 billion increase in net cash inflows related to available-for-sale securities.
Net cash provided by financing activities for the three months ended March 31, 2023, was $3.3 billion, compared to $3.0 billion for the same period in 2022. The change was primarily attributable to an increase in net cash inflows of $3.9 billion related to long-term debt, higher deposits of $799 million, and a decrease in cash outflows of $557 million from lower repurchases of common stock. This increase was primarily offset by a decline in short-term borrowings of $4.9 billion.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
The Tailoring Rules align capital planning, supervisory stress testing, and stress capital buffer requirements for large banking organizations like Ally. As a Category IV firm, Ally is expected to have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which Ally would not generally be subject to the supervisory stress test. Refer to the section titled Basel Capital Framework in Note 17 to the Condensed Consolidated Financial Statements for further discussion about our stress capital buffer requirements. During a year in which Ally does not undergo a supervisory stress test, we would receive an updated stress capital buffer requirement only to reflect our updated planned common-stock dividends. Ally was subject to the 2022 supervisory stress test and did not elect to participate in the 2023 supervisory stress test.
On January 10, 2022, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of our common stock from time to time from the first quarter of 2022 through the fourth quarter of 2022 subject to restrictions imposed by the FRB, and an increase in our cash dividend on common stock from $0.25 per share for the fourth quarter of 2021 to $0.30 per share for the first quarter of 2022. During the year ended December 31, 2022, we repurchased $1.65 billion of common stock under our stock-repurchase program. Since the commencement of our initial stock-repurchase program in the third quarter of 2016, we have reduced the number of outstanding shares of our common stock by 38%, from 484 million as of June 30, 2016, to 301 million as of March 31, 2023. At this time, the Board has not authorized a stock-repurchase program for 2023.
We submitted our 2022 capital plan to the FRB on April 5, 2022. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2022, which was determined to be 2.5% and reflected a decline of 100 basis points relative to our prior requirement. The updated 2.5% stress capital buffer requirement was finalized in August 2022 and became effective on October 1, 2022. In February 2023, we accessed the unsecured debt capital markets and issued $500 million of additional subordinated notes, which qualify as Tier 2 capital for Ally under U.S. Basel III. We submitted our 2023 capital plan to the FRB on April 5, 2023.
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

	March 31,
($ in millions)	2023	2022
Common Equity Tier 1 capital ratio	9.23%	9.97%
Tier 1 capital ratio	10.66%	11.49%
Total capital ratio	12.46%	13.13%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	8.54%	9.36%
Total equity	$13,378	$15,413
CECL phase-in adjustment (b)	591	887
Preferred stock (c)	(2,324)	(2,324)
Goodwill and certain other intangibles	(895)	(932)
Deferred tax assets arising from net operating loss and tax credit carryforwards (d)	(4)	(6)
AOCI-related adjustments (e)	3,794	1,811
Common Equity Tier 1 capital	14,540	14,849
Preferred stock (c)	2,324	2,324
Other adjustments	(61)	(49)
Tier 1 capital	16,803	17,124
Qualifying subordinated debt and other instruments qualifying as Tier 2	901	623
Qualifying allowance for loan losses and other adjustments	1,922	1,817
Total capital	$19,626	$19,564
Risk-weighted assets (f)	$157,573	$149,000
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
(c)Refer to Note 14 to the Condensed Consolidated Financial Statements for additional details about our non-cumulative perpetual preferred stock.
(d)Contains deferred tax assets required to be deducted from capital under U.S. Basel III.
(e)Comprises adjustments related to our accumulated other comprehensive income opt-out election, which allows us to exclude most elements of accumulated other comprehensive income from regulatory capital.
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
(a)Fitch affirmed our senior unsecured debt rating of BBB-, short-term rating of F3, and affirmed the outlook of Stable on March 20, 2023.
(b)Moody’s upgraded our senior unsecured rating to Baa3 from Ba1, upgraded our short-term rating to P-3 from Non-Prime and changed the outlook to Stable from Rating Under Review on August 27, 2021.
(c)Standard & Poor’s affirmed our senior unsecured debt rating of BBB-, affirmed our short-term rating of A-3, and changed the outlook to Stable from Negative on March 25, 2021.
(d)DBRS upgraded our senior unsecured debt rating to BBB from BBB (Low), upgraded our short-term rating to R-2 (high) from R-3, and affirmed the outlook of Stable on March 6, 2023.
As illustrated by the issuer ratings above, as of March 31, 2023, Ally holds an investment-grade rating from all the respective nationally recognized rating agencies.
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
Our most critical accounting estimates are as follows:
•Allowance for loan losses
•Valuation of automotive lease assets and residuals
•Fair value of financial instruments
•Determination of provision for income taxes
We did not substantively change any material aspect of our methodologies and processes used in developing any of the estimates described above from what was described in the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.
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

	2023			2022			Increase (decrease) due to
Three months ended March 31, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$5,731	$56	3.95%	$4,027	$2	0.15%	$1	$53	$54
Investment securities (b)	31,503	226	2.92	35,900	183	2.07	(22)	65	43
Loans held-for-sale, net	738	15	8.01	570	4	2.84	1	10	11
Finance receivables and loans, net (b) (c)	135,819	2,575	7.69	122,772	1,714	5.66	182	679	861
Investment in operating leases, net (d)	10,435	176	6.84	10,878	186	6.96	(8)	(2)	(10)
Other earning assets	665	12	7.19	764	5	2.86	(1)	8	7
Total interest-earning assets	184,891	3,060	6.71	174,911	2,094	4.86			966
Noninterest-bearing cash and cash equivalents	333			422
Other assets	10,817			9,825
Allowance for loan losses	(3,729)			(3,279)
Total assets	$192,312			$181,879
Liabilities and equity
Interest-bearing deposit liabilities (b)	$152,573	$1,217	3.23%	$141,387	$211	0.61%	$17	$989	$1,006
Short-term borrowings	1,024	12	5.46	980	5	1.99	—	7	7
Long-term debt	18,389	227	5.01	16,410	185	4.58	22	20	42
Total interest-bearing liabilities	171,986	1,456	3.44	158,777	401	1.03			1,055
Noninterest-bearing deposit liabilities	179			171
Total funding sources	172,165	1,456	3.44	158,948	401	1.03
Other liabilities (e)	6,662	2	n/m	6,772	—	n/m	n/m	n/m	2
Total liabilities	178,827			165,720
Total equity	13,485			16,159
Total liabilities and equity	$192,312			$181,879
Net financing revenue and other interest income		$1,602			$1,693				$(91)
Net interest spread (f)			3.27%			3.83%
Net yield on interest-earning assets (g)			3.51%			3.93%
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
(d)Yield includes gains on the sale of off-lease vehicles of $47 million and $50 million for the three months ended March 31, 2023, and 2022, respectively. Excluding these gains on sale, the annualized yield was 5.03% and 5.10% for the three months ended March 31, 2023, and 2022, respectively.
(e)Represents interest expense on tax liabilities included in other liabilities on the Condensed Consolidated Balance Sheet. The interest expense on tax liabilities is included in the net yield on interest-earning assets and excluded from the interest spread. For more information on our accounting policies regarding income taxes, refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 23 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings, which supplements the discussion of legal proceedings set forth in Note 29 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors described in our 2022 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended March 31, 2023.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended March 31, 2023.

Three months ended March 31, 2023	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (in dollars)
January 2023	—	$26.07
February 2023	832	32.33
March 2023	4	23.99
Total	836	32.29
(a)Consists of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
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

101
The following information from our Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended March 31, 2023, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of May, 2023.

Ally Financial Inc. (Registrant)

/S/ BRADLEY J. BROWN
Bradley J. Brown Corporate Treasurer and Interim Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Controller, and Chief Accounting Officer