Form 10-Q
period 2023-06-30
Ally Financial Inc.
filed 2023-08-01
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023, or

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
Yes ☐                    No ☑
At July 28, 2023, the number of shares outstanding of the Registrant’s common stock was 301,618,768 shares.

Index
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956, as amended
BMC	Better Mortgage Company
Board	Ally Board of Directors
BTFP	Bank Term Funding Program
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
COH	Corporate overhead
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977, as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DVA	Debit valuation adjustment
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act, as amended
ERMC	Enterprise Risk Management Committee
ESG	Environmental, social, and governance
Exchange Act	Securities Exchange Act of 1934, as amended
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991, as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999, as amended
GM	General Motors Company
IB Finance	IB Finance Holding Company, LLC
LCR	Liquidity coverage ratio
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NYSE	New York Stock Exchange

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
SEC	U.S. Securities and Exchange Commission
Signature	Signature Bank
SOFR	Secured Overnight Financing Rate
SPE	Special-purpose entity
Stellantis	Stellantis N.V.
SVB	Silicon Valley Bank
Tailoring Rules	The rules implementing Title IV of the EGRRCP Act
TDR	Troubled debt restructuring
TLAC	Total loss-absorbing capacity
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$2,721	$1,842	$5,296	$3,556
Interest on loans held-for-sale	7	4	22	8
Interest and dividends on investment securities and other earning assets	247	203	485	391
Interest on cash and cash equivalents	87	5	143	7
Operating leases	392	396	794	799
Total financing revenue and other interest income	3,454	2,450	6,740	4,761
Interest expense
Interest on deposits	1,418	263	2,635	474
Interest on short-term borrowings	11	19	23	24
Interest on long-term debt	252	184	479	369
Interest on other	—	1	2	1
Total interest expense	1,681	467	3,139	868
Net depreciation expense on operating lease assets	200	219	426	436
Net financing revenue and other interest income	1,573	1,764	3,175	3,457
Other revenue
Insurance premiums and service revenue earned	310	280	616	560
Gain on mortgage and automotive loans, net	5	4	9	18
Other gain (loss) on investments, net	26	(124)	100	(119)
Other income, net of losses	165	152	279	295
Total other revenue	506	312	1,004	754
Total net revenue	2,079	2,076	4,179	4,211
Provision for credit losses	427	304	873	471
Noninterest expense
Compensation and benefits expense	448	437	985	930
Insurance losses and loss adjustment expenses	134	89	222	147
Other operating expenses	667	612	1,308	1,183
Total noninterest expense	1,249	1,138	2,515	2,260
Income from continuing operations before income tax expense	403	634	791	1,480
Income tax expense from continuing operations	74	152	142	343
Net income from continuing operations	329	482	649	1,137
Loss from discontinued operations, net of tax	—	—	(1)	—
Net income	329	482	648	1,137
Other comprehensive (loss) income, net of tax	(87)	(1,218)	196	(2,851)
Comprehensive income (loss)	$242	$(736)	$844	$(1,714)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands) (a)	2023	2022	2023	2022
Net income from continuing operations attributable to common stockholders	$301	$454	$593	$1,081
Loss from discontinued operations, net of tax	—	—	(1)	—
Net income attributable to common stockholders	$301	$454	$592	$1,081
Basic weighted-average common shares outstanding (b)	303,684	322,057	303,173	328,830
Diluted weighted-average common shares outstanding (b)	304,646	324,027	304,050	330,882
Basic earnings per common share
Net income from continuing operations	$0.99	$1.41	$1.96	$3.29
Net income	$0.99	$1.41	$1.95	$3.29
Diluted earnings per common share
Net income from continuing operations	$0.99	$1.40	$1.95	$3.27
Net income	$0.99	$1.40	$1.95	$3.27
Cash dividends declared per common share	$0.30	$0.30	$0.60	$0.60
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

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents
Noninterest-bearing	$536	$542
Interest-bearing	9,436	5,029
Total cash and cash equivalents	9,972	5,571
Equity securities	759	681
Available-for-sale securities (amortized cost of $33,809 and $34,863)	28,664	29,541
Held-to-maturity securities (fair value of $850 and $884)	1,030	1,062
Loans held-for-sale, net	297	654
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	138,449	135,748
Allowance for loan losses	(3,781)	(3,711)
Total finance receivables and loans, net	134,668	132,037
Investment in operating leases, net	9,930	10,444
Premiums receivable and other insurance assets	2,768	2,698
Other assets	9,153	9,138
Total assets	$197,241	$191,826
Liabilities
Deposit liabilities
Noninterest-bearing	$160	$185
Interest-bearing	154,150	152,112
Total deposit liabilities	154,310	152,297
Short-term borrowings	2,194	2,399
Long-term debt	20,141	17,762
Interest payable	955	408
Unearned insurance premiums and service revenue	3,478	3,453
Accrued expenses and other liabilities	2,631	2,648
Total liabilities	183,709	178,967
Contingencies (refer to Note 23)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 510,870,696 and 507,682,838; and outstanding 301,618,768 and 299,324,357)	21,915	21,816
Preferred stock	2,324	2,324
Retained earnings (accumulated deficit)	23	(384)
Accumulated other comprehensive loss	(3,863)	(4,059)
Treasury stock, at cost (209,251,928 and 208,358,481 shares)	(6,867)	(6,838)
Total equity	13,532	12,859
Total liabilities and equity	$197,241	$191,826
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

($ in millions)	June 30, 2023	December 31, 2022
Assets
Finance receivables and loans, net
Consumer automotive	$9,928	$9,547
Allowance for loan losses	(361)	(336)
Total finance receivables and loans, net	9,567	9,211
Other assets	652	645
Total assets	$10,219	$9,856
Liabilities
Long-term debt	$2,710	$2,436
Accrued expenses and other liabilities	6	5
Total liabilities	$2,716	$2,441
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at April 1, 2022	$21,728	$2,324	$(1,076)	$(1,791)	$(5,772)	$15,413
Net income			482			482
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(12)			(12)
Share-based compensation	34					34
Other comprehensive loss				(1,218)		(1,218)
Common stock repurchases					(600)	(600)
Common stock dividends ($0.30 per share)			(99)			(99)
Balance at June 30, 2022	$21,762	$2,324	$(721)	$(3,009)	$(6,372)	$13,984
Balance at April 1, 2023	$21,880	$2,324	$(185)	$(3,776)	$(6,865)	$13,378
Net income			329			329
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(12)			(12)
Share-based compensation	35					35
Other comprehensive loss				(87)		(87)
Common stock repurchases					(2)	(2)
Common stock dividends ($0.30 per share)			(93)			(93)
Balance at June 30, 2023	$21,915	$2,324	$23	$(3,863)	$(6,867)	$13,532

	Six months ended June 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2022	$21,671	$2,324	$(1,599)	$(158)	$(5,188)	$17,050
Net income			1,137			1,137
Preferred stock dividends — Series B			(32)			(32)
Preferred stock dividends — Series C			(24)			(24)
Share-based compensation	91					91
Other comprehensive loss				(2,851)		(2,851)
Common stock repurchases					(1,184)	(1,184)
Common stock dividends ($0.60 per share)			(203)			(203)
Balance at June 30, 2022	$21,762	$2,324	$(721)	$(3,009)	$(6,372)	$13,984
Balance at January 1, 2023	$21,816	$2,324	$(384)	$(4,059)	$(6,838)	$12,859
Net income			648			648
Preferred stock dividends — Series B			(32)			(32)
Preferred stock dividends — Series C			(24)			(24)
Share-based compensation	99					99
Other comprehensive income				196		196
Common stock repurchases					(29)	(29)
Common stock dividends ($0.60 per share)			(185)			(185)
Balance at June 30, 2023	$21,915	$2,324	$23	$(3,863)	$(6,867)	$13,532
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2023	2022
Operating activities
Net income	$648	$1,137
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	613	666
Provision for credit losses	873	471
Gain on mortgage and automotive loans, net	(9)	(18)
Other (gain) loss on investments, net	(100)	119
Originations and purchases of loans held-for-sale	(1,327)	(2,484)
Proceeds from sales and repayments of loans held-for-sale	1,660	2,277
Net change in
Deferred income taxes	53	331
Interest payable	547	60
Other assets	30	912
Other liabilities	(42)	(19)
Other, net	74	20
Net cash provided by operating activities	3,020	3,472
Investing activities
Purchases of equity securities	(102)	(499)
Proceeds from sales of equity securities	127	720
Purchases of available-for-sale securities	(285)	(5,495)
Proceeds from sales of available-for-sale securities	333	716
Proceeds from repayments of available-for-sale securities	1,024	2,675
Purchases of held-to-maturity securities	—	(47)
Proceeds from repayments of held-to-maturity securities	32	105
Purchases of finance receivables and loans held-for-investment	(2,035)	(3,838)
Proceeds from sales of finance receivables and loans initially held-for-investment	9	3
Originations and repayments of finance receivables and loans held-for-investment and other, net	(1,368)	(3,141)
Purchases of operating lease assets	(1,501)	(1,799)
Disposals of operating lease assets	1,580	1,716
Net change in nonmarketable equity investments	(39)	(246)
Other, net	(255)	(305)
Net cash used in investing activities	(2,480)	(9,435)

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2023	2022
Financing activities
Net change in short-term borrowings	(205)	7,775
Net increase (decrease) in deposits	2,003	(1,159)
Proceeds from issuance of long-term debt	4,051	4,216
Repayments of long-term debt	(1,704)	(4,292)
Purchases of land and buildings in satisfaction of finance lease liabilities	—	(44)
Repurchases of common stock	(29)	(1,184)
Common stock dividends paid	(187)	(203)
Preferred stock dividends paid	(56)	(56)
Net cash provided by financing activities	3,873	5,053
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	3	(1)
Net increase (decrease) in cash and cash equivalents and restricted cash	4,416	(911)
Cash and cash equivalents and restricted cash at beginning of year	6,222	5,670
Cash and cash equivalents and restricted cash at June 30,	$10,638	$4,759
Supplemental disclosures
Cash paid (received) for
Interest	$2,548	$772
Income taxes	(71)	(429)
Noncash items
Loans held-for-sale transferred to finance receivables and loans held-for-investment	208	25
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

June 30, ($ in millions)	2023	2022
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$9,972	$4,167
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	666	592
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$10,638	$4,759
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
The Condensed Consolidated Financial Statements at June 30, 2023, and for the three months and six months ended June 30, 2023, and 2022, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed on February 24, 2023, with the SEC.
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

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2023
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$171	$—	$—	$—	$171
Remarketing fee income	31	—	—	—	—	31
Brokerage commissions and other revenue	—	—	—	—	23	23
Banking fees and interchange income (d)	—	—	—	—	11	11
Brokered/agent commissions	—	4	—	—	—	4
Other	5	—	—	—	—	5
Total revenue from contracts with customers	36	175	—	—	34	245
All other revenue	47	162	5	28	19	261
Total other revenue (e)	$83	$337	$5	$28	$53	$506
2022
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$163	$—	$—	$—	$163
Remarketing fee income	29	—	—	—	—	29
Brokerage commissions and other revenue	—	—	—	—	13	13
Banking fees and interchange income (d)	—	—	—	—	10	10
Brokered/agent commissions	—	4	—	—	—	4
Other	6	—	—	—	1	7
Total revenue from contracts with customers	35	167	—	—	24	226
All other revenue	37	(9)	4	19	35	86
Total other revenue (e)	$72	$158	$4	$19	$59	$312
(a)We had opening balances of $3.0 billion in unearned revenue associated with outstanding contracts at both April 1, 2023, and 2022, and $243 million and $234 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended June 30, 2023, and 2022, respectively.
(b)At June 30, 2023, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $464 million during the remainder of 2023, $812 million in 2024, $644 million in 2025, $467 million in 2026, and $582 million thereafter. At June 30, 2022, we had unearned revenue of $3.0 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.8 billion at both April 1, 2023, and June 30, 2023, and recognized $144 million of expense during the three months ended June 30, 2023. We had deferred insurance assets of $1.8 billion at both April 1, 2022, and June 30, 2022, and recognized $140 million of expense during the three months ended June 30, 2022.
(d)Interchange income is reported net of customer rewards. Customer rewards expense was $5 million and $3 million for the three months ended June 30, 2023, and 2022, respectively.
(e)Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2023
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$340	$—	$—	$—	$340
Remarketing fee income	64	—	—	—	—	64
Brokerage commissions and other revenue	—	—	—	—	46	46
Banking fees and interchange income (c)	—	—	—	—	21	21
Brokered/agent commissions	—	7	—	—	—	7
Other	10	—	—	—	—	10
Total revenue from contracts with customers	74	347	—	—	67	488
All other revenue	86	371	9	57	(7)	516
Total other revenue (d)	$160	$718	$9	$57	$60	$1,004
2022
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$325	$—	$—	$—	$325
Remarketing fee income	56	—	—	—	—	56
Brokerage commissions and other revenue	—	—	—	—	24	24
Banking fees and interchange income (c)	—	—	—	—	21	21
Brokered/agent commissions	—	8	—	—	—	8
Other	11	—	—	—	2	13
Total revenue from contracts with customers	67	333	—	—	47	447
All other revenue	73	95	18	43	78	307
Total other revenue (d)	$140	$428	$18	$43	$125	$754
(a)We had opening balances of $3.0 billion and $3.1 billion in unearned revenue associated with outstanding contracts at January 1, 2023, and 2022, respectively, and $484 million and $465 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the six months ended June 30, 2023, and 2022, respectively.
(b)We had deferred insurance assets of $1.8 billion at both January 1, 2023, and June 30, 2023, and recognized $288 million of expense during the six months ended June 30, 2023. We had deferred insurance assets of $1.9 billion and $1.8 billion at January 1, 2022, and June 30, 2022, respectively, and recognized $277 million of expense during the six months ended June 30, 2022.
(c)Interchange income is reported net of customer rewards. Customer rewards expense was $9 million and $6 million for the six months ended June 30, 2023, and 2022, respectively.
(d)Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $70 million and $117 million for the three months and six months ended June 30, 2023, respectively, compared to $50 million and $100 million for the same periods in 2022, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income.
3.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Late charges and other administrative fees	$48	$38	$95	$75
Remarketing fees	31	29	64	56
Income (loss) from equity-method investments (a)	15	25	(3)	45
Gain (loss) on nonmarketable equity investments, net (a)	—	3	(11)	2
Other, net	71	57	134	117
Total other income, net of losses	$165	$152	$279	$295
(a)Refer to Note 10 for further information on our nonmarketable equity investments and equity-method investments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
4.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2023	2022
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$119	$122
Less: Reinsurance recoverable	72	81
Net reserves for insurance losses and loss adjustment expenses at January 1,	47	41
Net insurance losses and loss adjustment expenses incurred related to:
Current year	218	151
Prior years (a)	4	(4)
Total net insurance losses and loss adjustment expenses incurred	222	147
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(154)	(114)
Prior years	(35)	(24)
Total net insurance losses and loss adjustment expenses paid or payable	(189)	(138)
Net reserves for insurance losses and loss adjustment expenses at June 30,	80	50
Plus: Reinsurance recoverable	72	81
Total gross reserves for insurance losses and loss adjustment expenses at June 30,	$152	$131
(a)There have been no material adverse changes to the reserve for prior years.
5.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Insurance commissions	$158	$151	$315	$300
Technology and communications	111	100	219	197
Advertising and marketing	79	77	157	149
Lease and loan administration	53	54	101	105
Property and equipment depreciation	48	41	95	80
Regulatory and licensing fees	39	22	74	48
Professional services	36	47	68	90
Vehicle remarketing and repossession	28	22	55	42
Amortization of intangible assets (a)	6	8	13	16
Other	109	90	211	156
Total other operating expenses	$667	$612	$1,308	$1,183
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

	June 30, 2023				December 31, 2022
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,277	$—	$(248)	$2,029	$2,272	$—	$(256)	$2,016
U.S. States and political subdivisions	746	—	(81)	665	841	1	(82)	760
Foreign government	180	—	(12)	168	158	—	(12)	146
Agency mortgage-backed residential (a)	18,808	—	(2,952)	15,856	19,668	3	(3,038)	16,633
Mortgage-backed residential	4,961	—	(818)	4,143	5,154	—	(855)	4,299
Agency mortgage-backed commercial (a)	4,499	—	(815)	3,684	4,380	—	(845)	3,535
Asset-backed	404	—	(21)	383	459	—	(26)	433
Corporate debt	1,934	1	(199)	1,736	1,931	1	(213)	1,719
Total available-for-sale securities (b) (c) (d) (e) (f)	$33,809	$1	$(5,146)	$28,664	$34,863	$5	$(5,327)	$29,541
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,030	$—	$(180)	$850	$1,062	$—	$(178)	$884
Total held-to-maturity securities (f) (g)	$1,030	$—	$(180)	$850	$1,062	$—	$(178)	$884
(a)Fair value includes a $75 million liability and a $12 million liability for agency mortgage-backed residential securities and an $11 million liability and $15 million asset for agency mortgage-backed commercial securities related to basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method at June 30, 2023, and December 31, 2022, respectively. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 18 for additional information.
(c)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $13 million and $12 million at June 30, 2023, and December 31, 2022, respectively.
(d)Available-for-sale securities with a fair value of $5.0 billion and $3.9 billion were pledged as collateral at June 30, 2023, and December 31, 2022, respectively. This primarily included $3.3 billion and $3.0 billion pledged to secure advances from the FHLB at June 30, 2023, and December 31, 2022, respectively. This also included securities pledged for other purposes as required by contractual obligations or law, under which agreements we granted the counterparty the right to sell or pledge $1.7 billion and $899 million of the underlying available-for-sale securities at June 30, 2023, and December 31, 2022, respectively.
(e)Totals do not include accrued interest receivable, which was $87 million and $91 million at June 30, 2023, and December 31, 2022, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(f)There was no allowance for credit losses recorded at both June 30, 2023, or December 31, 2022, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(g)Totals do not include accrued interest receivable, which was $2 million at both June 30, 2023, and December 31, 2022. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2023
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,029	1.6%	$14	2.3%	$920	1.3%	$1,095	1.8%	$—	—%
U.S. States and political subdivisions	665	3.1	6	3.5	55	2.7	106	3.4	498	3.1
Foreign government	168	2.0	22	1.2	74	2.1	72	2.1	—	—
Agency mortgage-backed residential (b)	15,856	2.6	—	—	5	2.0	42	2.4	15,809	2.6
Mortgage-backed residential	4,143	2.8	—	—	—	—	12	2.9	4,131	2.8
Agency mortgage-backed commercial (b)	3,684	2.2	—	—	101	3.2	1,411	2.3	2,172	2.1
Asset-backed	383	1.8	—	—	371	1.7	11	5.1	1	2.7
Corporate debt	1,736	2.6	120	2.4	967	2.5	635	2.7	14	5.6
Total available-for-sale securities	$28,664	2.5	$162	2.3	$2,493	1.9	$3,384	2.3	$22,625	2.6
Amortized cost of available-for-sale securities	$33,809		$166		$2,695		$3,916		$27,032
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,030	2.8%	$—	—%	$—	—%	$—	—%	$1,030	2.8%
Total held-to-maturity securities	$1,030	2.8	$—	—	$—	—	$—	—	$1,030	2.8
December 31, 2022
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,016	1.6%	$—	—%	$716	1.3%	$1,300	1.7%	$—	—%
U.S. States and political subdivisions	760	3.2	26	2.7	60	2.7	112	3.3	562	3.2
Foreign government	146	1.8	13	0.8	74	1.8	59	1.9	—	—
Agency mortgage-backed residential (b)	16,633	2.6	—	—	—	—	27	2.0	16,606	2.6
Mortgage-backed residential	4,299	2.8	—	—	—	—	14	2.9	4,285	2.8
Agency mortgage-backed commercial (b)	3,535	2.2	—	—	66	3.1	1,234	2.1	2,235	2.1
Asset-backed	433	1.7	—	—	401	1.7	25	1.8	7	3.5
Corporate debt	1,719	2.4	86	2.4	912	2.3	705	2.6	16	4.9
Total available-for-sale securities	$29,541	2.5	$125	2.3	$2,229	1.9	$3,476	2.1	$23,711	2.6
Amortized cost of available-for-sale securities	$34,863		$126		$2,403		$4,048		$28,286
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,062	2.8%	$—	—%	$—	—%	$—	—%	$1,062	2.8%
Total held-to-maturity securities	$1,062	2.8	$—	—	$—	—	$—	—	$1,062	2.8
(a)Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.
(b)Fair value includes a $75 million liability and a $12 million liability for agency mortgage-backed residential securities and an $11 million liability and $15 million asset for agency mortgage-backed commercial securities related to basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method at June 30, 2023, and December 31, 2022, respectively. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
The balances of cash equivalents were $45 million and $18 million at June 30, 2023, and December 31, 2022, respectively, and were composed primarily of money-market funds and short-term securities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents interest and dividends on investment securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Taxable interest	$229	$186	$446	$360
Taxable dividends	4	4	7	8
Interest and dividends exempt from U.S. federal income tax	5	5	11	10
Interest and dividends on investment securities	$238	$195	$464	$378
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Available-for-sale securities
Gross realized gains	$—	$3	$5	$21
Net realized gain on available-for-sale securities	—	3	5	21
Net realized gain on equity securities	1	10	6	62
Net unrealized gain (loss) on equity securities	25	(137)	89	(202)
Other gain (loss) on investments, net	$26	$(124)	$100	$(119)
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of June 30, 2023, and December 31, 2022. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch. The ratings presented are a composite of the ratings sourced from the agencies or, if the ratings cannot be sourced from the agencies, are based on the asset type of the particular security. All our held-to-maturity securities were current in their payment of principal and interest as of both June 30, 2023, and December 31, 2022. We have not recorded any interest income reversals on our held-to-maturity securities during the six months ended June 30, 2023, or 2022.

	June 30, 2023		December 31, 2022
($ in millions)	AA	Total (a)	AA	Total (a)
Debt securities
Agency mortgage-backed residential	$1,030	$1,030	$1,062	$1,062
Total held-to-maturity securities	$1,030	$1,030	$1,062	$1,062
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K. As of June 30, 2023, and December 31, 2022, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. We have not recorded any interest income reversals on our available-for-sale securities during the six months ended June 30, 2023, or 2022.

	June 30, 2023				December 31, 2022
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$9	$(1)	$2,019	$(247)	$529	$(68)	$1,487	$(188)
U.S. States and political subdivisions	193	(3)	439	(78)	547	(55)	135	(27)
Foreign government	23	(1)	143	(11)	75	(4)	71	(8)
Agency mortgage-backed residential (a)	1,219	(64)	14,621	(2,888)	7,472	(892)	8,978	(2,146)
Mortgage-backed residential	259	(12)	3,867	(806)	1,985	(289)	2,287	(566)
Agency mortgage-backed commercial (a)	366	(19)	3,233	(796)	996	(124)	2,535	(721)
Asset-backed	49	(1)	328	(20)	162	(4)	272	(22)
Corporate debt	149	(5)	1,536	(194)	782	(67)	895	(146)
Total available-for-sale securities	$2,267	$(106)	$26,186	$(5,040)	$12,548	$(1,503)	$16,660	$(3,824)
(a)Includes basis adjustments for certain securities that are included in closed portfolios with active hedges under the portfolio layer method at June 30, 2023, and December 31, 2022. The basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
During the six months ended June 30, 2023, and 2022, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at June 30, 2023, or December 31, 2022.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
7.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	June 30, 2023	December 31, 2022
Consumer automotive (a)	$84,294	$83,286
Consumer mortgage
Mortgage Finance (b)	18,894	19,445
Mortgage — Legacy (c)	255	290
Total consumer mortgage	19,149	19,735
Consumer other
Personal Lending (d)	2,170	1,990
Credit Card	1,757	1,599
Total consumer other	3,927	3,589
Total consumer	107,370	106,610
Commercial
Commercial and industrial
Automotive	16,293	14,595
Other	9,124	9,154
Commercial real estate	5,662	5,389
Total commercial	31,079	29,138
Total finance receivables and loans (e) (f)	$138,449	$135,748
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $2 million and $3 million at June 30, 2023, and December 31, 2022, respectively, of which all have exited the interest-only period.
(c)Includes loans originated as interest-only mortgage loans of $15 million and $17 million at June 30, 2023, and December 31, 2022, respectively, of which all have exited the interest-only period.
(d)Includes $3 million of finance receivables at December 31, 2022, for which we have elected the fair value option.
(e)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.3 billion at both June 30, 2023, and December 31, 2022.
(f)Totals do not include accrued interest receivable, which was $763 million and $707 million at June 30, 2023, and December 31, 2022, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet. Billed interest on our credit card loans is included within finance receivables and loans, net.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and six months ended June 30, 2023, and 2022, respectively.

Three months ended June 30, 2023 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at April 1, 2023	$3,022	$23	$455	$251	$3,751
Charge-offs (b)	(496)	(2)	(70)	(61)	(629)
Recoveries	219	3	7	1	230
Net charge-offs	(277)	1	(63)	(60)	(399)
Provision for credit losses (c)	320	(2)	84	27	429
Other	(1)	1	—	—	—
Allowance at June 30, 2023	$3,064	$23	$476	$218	$3,781
(a)Excludes $2 million of finance receivables and loans at April 1, 2023, for which we have elected the fair value option and incorporate no allowance for loan losses.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for information regarding our charge-off policies.
(c)Excludes $2 million of benefit for credit losses related to our reserve for unfunded commitments. The liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2023 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2023	$3,020	$27	$426	$238	$3,711
Charge-offs (b)	(1,032)	(3)	(134)	(61)	(1,230)
Recoveries	404	5	12	1	422
Net charge-offs	(628)	2	(122)	(60)	(808)
Provision for credit losses (c)	673	(6)	172	39	878
Other	(1)	—	—	1	—
Allowance at June 30, 2023	$3,064	$23	$476	$218	$3,781
(a)Excludes $3 million of finance receivables and loans at January 1, 2023, for which we have elected the fair value option and incorporate no allowance for loan losses.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for information regarding our charge-off policies.
(c)Excludes $5 million of benefit for credit losses related to our reserve for unfunded commitments. The liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Consumer mortgage	$—	$2	$1	$2
Total sales and transfers	$—	$2	$1	$2

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Consumer automotive	$1,080	$1,558	$1,838	$2,051
Consumer mortgage	5	808	7	1,633
Commercial	—	1	7	1
Total purchases of finance receivables and loans	$1,085	$2,367	$1,852	$3,685
Nonaccrual Loans
The following tables present the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of June 30, 2023, and December 31, 2022. Refer to Note 1 for additional information on our accounting policy for finance receivables and loans on nonaccrual status.

			June 30, 2023
($ in millions)	Nonaccrual status at Jan. 1, 2023	Nonaccrual status at Apr. 1, 2023	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,187	$1,110	$1,098	$501
Consumer mortgage
Mortgage Finance	34	34	38	20
Mortgage — Legacy	15	15	14	13
Total consumer mortgage	49	49	52	33
Consumer other
Personal Lending	13	12	11	—
Credit Card	43	54	55	—
Total consumer other	56	66	66	—
Total consumer	1,292	1,225	1,216	534
Commercial
Commercial and industrial
Automotive	5	—	24	7
Other	157	159	161	5
Commercial real estate	—	—	3	—
Total commercial	162	159	188	12
Total finance receivables and loans (b)	$1,454	$1,384	$1,404	$546
(a)Represents a component of nonaccrual status at end of period.
(b)We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $4 million and $7 million for the three months and six months ended June 30, 2023, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

			December 31, 2022
($ in millions)	Nonaccrual status at Jan. 1, 2022	Nonaccrual status at Apr. 1, 2022	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,078	$1,072	$1,187	$445
Consumer mortgage
Mortgage Finance	59	51	34	25
Mortgage — Legacy	26	24	15	14
Total consumer mortgage	85	75	49	39
Consumer other
Personal Lending	5	6	13	—
Credit Card	11	14	43	—
Total consumer other	16	20	56	—
Total consumer	1,179	1,167	1,292	484
Commercial
Commercial and industrial
Automotive	33	3	5	2
Other	221	217	157	33
Commercial real estate	3	1	—	—
Total commercial	257	221	162	35
Total finance receivables and loans (b)	$1,436	$1,388	$1,454	$519
(a)Represents a component of nonaccrual status at end of period.
(b)We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $3 million and $6 million for the three months and six months ended June 30, 2022, respectively.

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

	Origination year							Revolving loans converted to term
June 30, 2023 ($ in millions)	2023	2022	2021	2020	2019	2018 and prior	Revolving loans		Total
Consumer automotive
Current	$16,474	$30,508	$17,946	$8,098	$4,757	$3,199	$—	$—	$80,982
30–59 days past due	133	905	755	294	210	175	—	—	2,472
60–89 days past due	36	323	298	113	73	57	—	—	900
90 or more days past due	10	117	102	41	31	33	—	—	334
Total consumer automotive (a)	16,653	31,853	19,101	8,546	5,071	3,464	—	—	84,688
Consumer mortgage
Mortgage Finance
Current	62	2,233	10,641	1,885	769	3,223	—	—	18,813
30–59 days past due	—	7	8	5	5	18	—	—	43
60–89 days past due	—	1	4	—	—	8	—	—	13
90 or more days past due	—	1	4	—	3	17	—	—	25
Total Mortgage Finance	62	2,242	10,657	1,890	777	3,266	—	—	18,894
Mortgage — Legacy
Current	—	—	—	—	—	58	164	17	239
30–59 days past due	—	—	—	—	—	2	2	1	5
60–89 days past due	—	—	—	—	—	1	—	—	1
90 or more days past due	—	—	—	—	—	7	1	2	10
Total Mortgage — Legacy	—	—	—	—	—	68	167	20	255
Total consumer mortgage	62	2,242	10,657	1,890	777	3,334	167	20	19,149
Consumer other
Personal Lending
Current	716	1,093	277	32	3	—	—	—	2,121
30–59 days past due	4	13	4	1	—	—	—	—	22
60–89 days past due	2	10	4	—	—	—	—	—	16
90 or more days past due	1	7	3	—	—	—	—	—	11
Total Personal Lending	723	1,123	288	33	3	—	—	—	2,170
Credit Card
Current	—	—	—	—	—	—	1,654	—	1,654
30–59 days past due	—	—	—	—	—	—	27	—	27
60–89 days past due	—	—	—	—	—	—	24	—	24
90 or more days past due	—	—	—	—	—	—	52	—	52
Total Credit Card	—	—	—	—	—	—	1,757	—	1,757
Total consumer other	723	1,123	288	33	3	—	1,757	—	3,927
Total consumer	$17,438	$35,218	$30,046	$10,469	$5,851	$6,798	$1,924	$20	$107,764
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $394 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at June 30, 2023. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.

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

	Origination year							Revolving loans converted to term
June 30, 2023 ($ in millions)	2023	2022	2021	2020	2019	2018 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$271	$560	$189	$112	$68	$44	$13,877	$—	$15,121
Special mention	2	19	45	—	—	24	1,016	—	1,106
Substandard	—	1	—	—	—	—	49	—	50
Doubtful	—	—	—	—	—	—	16	—	16
Total automotive	273	580	234	112	68	68	14,958	—	16,293
Other
Pass	185	553	377	306	360	206	5,611	147	7,745
Special mention	—	233	175	195	51	154	281	24	1,113
Substandard	—	—	23	3	27	120	42	15	230
Doubtful	—	—	—	—	—	26	3	—	29
Loss (a)	—	—	—	—	7	—	—	—	7
Total other	185	786	575	504	445	506	5,937	186	9,124
Commercial real estate
Pass	385	1,529	1,161	929	662	895	9	31	5,601
Special mention	—	7	31	2	18	—	—	—	58
Substandard	—	2	—	—	—	1	—	—	3
Total commercial real estate	385	1,538	1,192	931	680	896	9	31	5,662
Total commercial	$843	$2,904	$2,001	$1,547	$1,193	$1,470	$20,904	$217	$31,079
(a)During the three months ended June 30, 2023, we incurred a $56 million charge-off of one exposure within our commercial and industrial loan portfolio class. The $7 million risk-rated as a loss relates to the remaining amortized cost of this exposure which we expect to collect in full.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2022 ($ in millions)	2022	2021	2020	2019	2018	2017 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$640	$211	$132	$78	$28	$34	$12,327	$—	$13,450
Special mention	23	47	—	—	10	21	1,016	—	1,117
Substandard	—	—	—	1	—	—	27	—	28
Total automotive	663	258	132	79	38	55	13,370	—	14,595
Other
Pass	594	469	607	419	54	133	5,344	89	7,709
Special mention	177	158	175	95	47	128	278	35	1,093
Substandard	—	—	4	51	—	139	55	13	262
Doubtful	—	—	—	64	—	25	—	—	89
Loss	—	—	—	—	—	—	1	—	1
Total other	771	627	786	629	101	425	5,678	137	9,154
Commercial real estate
Pass	1,481	1,118	951	679	369	716	9	13	5,336
Special mention	—	32	2	19	—	—	—	—	53
Total commercial real estate	1,481	1,150	953	698	369	716	9	13	5,389
Total commercial	$2,915	$2,035	$1,871	$1,406	$508	$1,196	$19,057	$150	$29,138
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
June 30, 2023
Commercial
Commercial and industrial
Automotive	$12	$—	$—	$12	$16,281	$16,293
Other	1	—	7	8	9,116	9,124
Commercial real estate	—	—	—	—	5,662	5,662
Total commercial	$13	$—	$7	$20	$31,059	$31,079
December 31, 2022
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$14,595	$14,595
Other	—	1	2	3	9,151	9,154
Commercial real estate	—	—	—	—	5,389	5,389
Total commercial	$—	$1	$2	$3	$29,135	$29,138

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents gross charge-offs of our finance receivables and loans for each portfolio class by origination year that occurred during the six months ended June 30, 2023. Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for additional information on our charge-off policy.

	Origination year							Revolving loans converted to term
Six months ended June 30, 2023 ($ in millions)	2023	2022	2021	2020	2019	2018 and prior	Revolving loans		Total
Consumer automotive	$21	$437	$329	$102	$76	$67	$—	$—	$1,032
Consumer mortgage
Mortgage Finance	—	—	—	—	—	1	—	—	1
Mortgage — Legacy	—	—	—	—	—	2	—	—	2
Total consumer mortgage	—	—	—	—	—	3	—	—	3
Consumer other
Personal Lending	1	40	17	2	—	—	—	—	60
Credit Card	—	—	—	—	—	—	70	4	74
Total consumer other	1	40	17	2	—	—	70	4	134
Total consumer	22	477	346	104	76	70	70	4	1,169
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	—	4	—	4
Other	—	—	—	—	57	—	—	—	57
Total commercial	—	—	—	—	57	—	4	—	61
Total finance receivables and loans	$22	$477	$346	$104	$133	$70	$74	$4	$1,230

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Loan Modifications
The following tables present the amortized cost basis of loans that were modified subsequent to origination during the three months and six months ended June 30, 2023, for each portfolio segment, by modification type. For additional information on loan modification types in scope of this disclosure, refer to Note 1. The below tables exclude consumer mortgage finance receivables and loans currently enrolled in a trial modification program. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. If the borrower successfully completes the trial loan modification program, the contractual terms of the loan are updated and the modification is considered permanent. As of June 30, 2023, there were $4 million of consumer mortgage finance receivables and loans in a trial modification program.

	Payment extensions
Three months ended June 30, 2023 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total
Consumer automotive	$—	$25	$12	$—	$—	$37
Consumer mortgage
Mortgage Finance	—	—	—	—	1	1
Total consumer mortgage	—	—	—	—	1	1
Consumer other
Credit Card	—	—	—	3	—	3
Total consumer other	—	—	—	3	—	3
Total consumer	—	25	12	3	1	41
Commercial
Commercial and industrial
Other	36	36	—	—	—	72
Total commercial	36	36	—	—	—	72
Total finance receivables and loans	$36	$61	$12	$3	$1	$113

	Payment extensions
Six months ended June 30, 2023 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$40	$14	$—	$33	$87
Consumer mortgage
Mortgage Finance	—	2	—	—	2	4
Mortgage — Legacy	—	1	—	—	—	1
Total consumer mortgage	—	3	—	—	2	5
Consumer other
Credit Card	—	—	—	6	—	6
Total consumer other	—	—	—	6	—	6
Total consumer	—	43	14	6	35	98
Commercial
Commercial and industrial
Other	64	43	—	—	—	107
Total commercial	64	43	—	—	—	107
Total finance receivables and loans	$64	$86	$14	$6	$35	$205
(a)Represents 0.1% of total finance receivables and loans outstanding as of June 30, 2023.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the financial effect of loan modifications that occurred during the three months and six months ended June 30, 2023.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b) (c)
Three months ended June 30, 2023 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	26	$2	—%	—%	—	—	—%	—%
Consumer mortgage
Mortgage Finance	—	—	—	—	294	480	4.0	2.0
Total consumer mortgage	—	—	—	—	294	480	4.0	2.0
Consumer other
Credit Card	—	—	30.3	10.9	—	—	—	—
Total consumer other	—	—	30.3	10.9	—	—	—	—
Commercial
Commercial and industrial
Other	6	—	—	—	—	—	—	—
Total commercial	6	$—	—	—	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Some Mortgage Finance combination loan modifications include deferrals of principal. The weighted average number of months deferred for these loans was 186 months.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b) (c)
Six months ended June 30, 2023 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	25	$2	—%	—%	75	85	10.4%	9.8%
Consumer mortgage
Mortgage Finance	174	—	—	—	309	470	4.6	3.4
Mortgage — Legacy	96	—	—	—	—	—	—	—
Total consumer mortgage	146	—	—	—	309	470	4.6	3.4
Consumer other
Credit Card	—	—	30.0	9.0	—	—	—	—
Total consumer other	—	—	30.0	9.0	—	—	—	—
Commercial
Commercial and industrial
Other	12	—	—	—	—	—	—	—
Total commercial	12	$—	—	—	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Some Mortgage Finance combination loan modifications include deferrals of principal. The weighted average number of months deferred for these loans was 186 months.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the subsequent performance of loans recorded at amortized cost, by portfolio segment and credit quality indicator, that have been modified during the three months and six months ended June 30, 2023.

Three months ended June 30, 2023 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$24	$1	$—	$—	$25
Principal forgiveness	10	1	—	1	12
Total consumer automotive (a)	34	2	—	1	37
Consumer mortgage
Mortgage Finance
Combination	1	—	—	—	1
Total Mortgage Finance	1	—	—	—	1
Total consumer mortgage	1	—	—	—	1
Consumer other
Credit Card
Interest rate concessions	1	1	—	1	3
Total consumer other	1	1	—	1	3
Total consumer	$36	$3	$—	$2	$41
(a)During the three months ended June 30, 2023, 29 consumer automotive loans with a total amortized cost of $1 million have redefaulted.

Three months ended June 30, 2023 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Other
Payment deferrals	$—	$—	$36	$—	$36
Contractual maturity extensions	31	—	5	—	36
Total commercial	$31	$—	$41	$—	$72

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2023 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$38	$2	$—	$—	$40
Principal forgiveness	10	1	—	3	14
Combination	31	2	—	—	33
Total consumer automotive (a)	79	5	—	3	87
Consumer mortgage
Mortgage Finance
Contractual maturity extensions	2	—	—	—	2
Combination	—	—	2	—	2
Total Mortgage Finance	2	—	2	—	4
Mortgage — Legacy
Contractual maturity extensions	1	—	—	—	1
Total Mortgage — Legacy	1	—	—	—	1
Total consumer mortgage	3	—	2	—	5
Consumer other
Credit Card
Interest rate concessions	3	1	1	1	6
Total consumer other	3	1	1	1	6
Total consumer	$85	$6	$3	$4	$98
(a)During the six months ended June 30, 2023, 41 consumer automotive loans with a total amortized cost of $1 million have redefaulted.

Six months ended June 30, 2023 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Other
Payment deferrals	$—	$—	$36	$28	$64
Contractual maturity extensions	31	7	5	—	43
Total commercial	$31	$7	$41	$28	$107
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

Three months ended June 30, 2022 ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive	12,928	$213	$206
Consumer mortgage
Mortgage Finance	3	2	2
Mortgage — Legacy	3	—	—
Total consumer mortgage	6	2	2
Consumer other
Credit Card	743	1	1
Total consumer other	743	1	1
Total consumer	13,677	216	209
Commercial
Commercial and industrial
Other	3	377	377
Total commercial	3	377	377
Total finance receivables and loans	13,680	$593	$586

Six months ended June 30, 2022 ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive	26,379	$444	$433
Consumer mortgage
Mortgage Finance	9	7	7
Mortgage — Legacy	7	1	1
Total consumer mortgage	16	8	8
Consumer other
Credit Card	1,094	2	2
Total consumer other	1,094	2	2
Total consumer	27,489	454	443
Commercial
Commercial and industrial
Other	4	411	411
Total commercial	4	411	411
Total finance receivables and loans	27,493	$865	$854

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

Three months ended June 30, 2022 ($ in millions)	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	2,138	$35	$14
Consumer mortgage
Mortgage Finance	1	—	—
Total consumer mortgage	1	—	—
Consumer other
Credit Card	79	—	—
Total consumer other	79	—	—
Total finance receivables and loans	2,218	$35	$14

Six months ended June 30, 2022 ($ in millions)	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	4,249	$66	$27
Consumer mortgage
Mortgage Finance	3	2	—
Total consumer mortgage	3	2	—
Consumer Other
Credit Card	79	—	—
Total consumer other	79	—	—
Total finance receivables and loans	4,331	$68	$27
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
During the three months and six months ended June 30, 2023, we paid $8 million and $16 million, respectively, in cash for amounts included in the measurement of lease liabilities at June 30, 2023, compared to $9 million and $19 million for the three months and six months ended June 30, 2022, in cash for amounts included in the measurement of lease liabilities at June 30, 2022. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the six months ended June 30, 2023, and June 30, 2022, we obtained $1 million and $21 million, respectively, of ROU assets in exchange for new lease liabilities. As of June 30, 2023, the weighted-average remaining lease term of our operating lease portfolio was 5 years, and the weighted-average discount rate was 2.61%, compared to 5 years and 2.57% as of December 31, 2022.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of June 30, 2023, and that have noncancelable lease terms expiring after June 30, 2023.

($ in millions)
2023	$17
2024	32
2025	26
2026	21
2027	16
2028 and thereafter	18
Total undiscounted cash flows	130
Difference between undiscounted cash flows and discounted cash flows	(8)
Total lease liability	$122
The following table details the components of total net operating lease expense.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Operating lease expense	$7	$9	$14	$17
Variable lease expense	1	1	2	2
Total lease expense, net (a)	$8	$10	$16	$19
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
When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of June 30, 2023, and December 31, 2022, consumer operating leases with a carrying value, net of accumulated depreciation, of $30 million and $56 million, respectively, were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table details our investment in operating leases.

($ in millions)	June 30, 2023	December 31, 2022
Vehicles	$11,854	$12,304
Accumulated depreciation	(1,924)	(1,860)
Investment in operating leases, net	$9,930	$10,444
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after June 30, 2023.

($ in millions)
2023	$802
2024	1,157
2025	639
2026	227
2027	31
2028 and thereafter	1
Total lease payments from operating leases	$2,857
We recognized operating lease revenue of $392 million and $794 million for the three months and six months ended, June 30, 2023, respectively, and $396 million and $799 million for the three months and six months ended June 30, 2022. Depreciation expense on operating lease assets includes net remarketing gains recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$270	$269	$543	$536
Remarketing gains, net	(70)	(50)	(117)	(100)
Net depreciation expense on operating lease assets	$200	$219	$426	$436
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $2 million during both the three months ended June 30, 2023, and 2022, and $4 million during both the six months ended June 30, 2023, and 2022.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet was $536 million and $481 million as of June 30, 2023, and December 31, 2022, respectively. This includes lease payment receivables of $524 million and $468 million at June 30, 2023, and December 31, 2022, respectively, and unguaranteed residual assets of $12 million at June 30, 2023, and $13 million at December 31, 2022. Interest income on finance lease receivables was $9 million and $18 million for the three months and six months ended June 30, 2023, respectively, and $7 million and $14 million for the three months and six months ended June 30, 2022, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after June 30, 2023.

($ in millions)
2023	$95
2024	166
2025	144
2026	106
2027	51
2028 and thereafter	24
Total undiscounted cash flows	586
Difference between undiscounted cash flows and discounted cash flows	(62)
Present value of lease payments recorded as lease receivable	$524
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
The pretax gain on sales of financial assets into nonconsolidated VIEs was $1 million for the six months ended June 30, 2023. We had no pretax gains or losses on sales of financial assets into nonconsolidated VIEs during the three months ended June 30, 2023, and during both the three months and six months ended June 30, 2022.
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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
June 30, 2023
On-balance sheet variable interest entities
Consumer automotive	$20,272	(b)	$2,824	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive	—		—		653	653	(d)
Consumer other (e)	—		—		130	130
Commercial other	2,283	(f)	865	(g)	—	2,817	(h)
Total	$22,555		$3,689		$783	$3,600
December 31, 2022
On-balance sheet variable interest entities
Consumer automotive	$20,415	(b)	$2,553	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive	—		—		$227	$227	(d)
Consumer other (e)	—		—		103	103
Commercial other	2,199	(f)	873	(g)	—	2,767	(h)
Total	$22,614		$3,426		$330	$3,097
(a)Asset values represent the current unpaid principal balance of outstanding consumer automotive and credit card finance receivables and loans within the VIEs.
(b)Includes $10.1 billion and $10.6 billion of assets that were not encumbered by VIE beneficial interests held by third parties at June 30, 2023, and December 31, 2022, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $108 million and $113 million of liabilities that were not obligations to third-party beneficial interest holders at June 30, 2023, and December 31, 2022, respectively.
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
(e)Represents balances from Ally Credit Card.
(f)Amounts are classified as other assets except for $43 million and $38 million classified as equity securities at June 30, 2023, and December 31, 2022, respectively.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the six months ended June 30, 2023, and 2022. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

	Six months ended June 30,
($ in millions)	2023	2022
Consumer automotive
Cash proceeds from transfers completed during the period	$477	$2
Servicing fees	6	—
Consumer other (a)
Cash proceeds from transfers completed during the period	75	45
Servicing fees	5	4
Total	$563	$51
(a)Represents activity from Ally Credit Card.
Delinquencies and Net Credit Losses
The following tables present quantitative information about off-balance sheet whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Whole-loan sales (a)
Consumer automotive	$653	$227	$16	$2
Consumer other	130	103	12	8
Total	$783	$330	$28	$10
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

	Net credit losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Whole-loan sales (a)
Consumer automotive	$3	$—	$4	$—
Consumer other	8	—	13	—
Total	$11	$—	$17	$—
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
10.    Other Assets
The components of other assets were as follows.

($ in millions)	June 30, 2023	December 31, 2022
Property and equipment at cost	$2,435	$2,352
Accumulated depreciation	(1,154)	(1,076)
Net property and equipment	1,281	1,276
Investment in qualified affordable housing projects (a)	1,642	1,596
Net deferred tax assets	1,087	1,087
Nonmarketable equity investments	870	842
Accrued interest, fees, and rent receivables	847	786
Goodwill	822	822
Equity-method investments (b)	621	608
Restricted cash held for securitization trusts (c)	590	585
Other accounts receivable	155	164
Operating lease right-of-use assets	98	111
Net intangible assets	85	98
Restricted cash and cash equivalents (d)	76	66
Other assets	979	1,097
Total other assets	$9,153	$9,138
(a)Presented gross of the associated unfunded commitment. Refer to Note 13 for further information.
(b)Primarily relates to investments made in connection with our CRA program.
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
The total carrying value of the nonmarketable equity investments held at June 30, 2023, and December 31, 2022, including cumulative unrealized gains and losses, was as follows.

($ in millions)	June 30, 2023	December 31, 2022
FRB stock	$415	$401
FHLB stock	339	318
Equity investments without a readily determinable fair value
Cost basis at acquisition	92	89
Adjustments
Upward adjustments	184	177
Downward adjustments (including impairment)	(160)	(143)
Carrying amount, equity investments without a readily determinable fair value	116	123
Nonmarketable equity investments	$870	$842
During the three months and six months ended June 30, 2023, and June 30, 2022, respectively, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of June 30, 2023, and June 30, 2022, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Upward adjustments	$1	$—	$7	$1
Downward adjustments (including impairment) (a)	$—	$—	$(17)	$(3)
(a)No impairment on FHLB and FRB stock was recognized during both the three months and six months ended June 30, 2023, and 2022.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Total gain (loss) on nonmarketable equity investments, net, which includes both realized and unrealized gains and losses, was a loss of $11 million for the six months ended June 30, 2023, compared to gains of $3 million and $2 million for the three months and six months ended June 30, 2022, respectively.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2021	$20	$27	$775	$822
Goodwill acquired	—	—	—	—
Goodwill at December 31, 2022	$20	$27	$775	$822
Goodwill acquired	—	—	—	—
Goodwill at June 30, 2023	$20	$27	$775	$822
(a)Includes $479 million of goodwill associated with Ally Credit Card at both June 30, 2023, and December 31, 2022, $153 million of goodwill associated with Ally Lending at both June 30, 2023, and December 31, 2022, and $143 million of goodwill associated with Ally Invest at both June 30, 2023, and December 31, 2022.
The net carrying value of intangible assets by class was as follows.

	June 30, 2023 (a)			December 31, 2022
($ in millions)	Gross intangible assets	Accumulated amortization	Net carrying value	Gross intangible assets	Accumulated amortization	Net carrying value
Technology	$122	$(61)	$61	$122	$(53)	$69
Customer lists	58	(54)	4	58	(51)	7
Purchased credit card relationships	25	(6)	19	25	(4)	21
Trademarks	2	(1)	1	2	(1)	1
Total intangible assets	$207	$(122)	$85	$207	$(109)	$98
(a)We expect to recognize amortization expense of $12 million during the remainder of 2023, $19 million in 2024, and $14 million per year for 2025, 2026, and 2027.
11.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	June 30, 2023	December 31, 2022
Noninterest-bearing deposits	$160	$185
Interest-bearing deposits
Savings, money market, and checking accounts	98,841	110,776
Certificates of deposit	55,309	41,336
Total deposit liabilities	$154,310	$152,297
At June 30, 2023, and December 31, 2022, certificates of deposit included $6.9 billion and $5.6 billion, respectively, of those in denominations in excess of $250 thousand.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
12.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	June 30, 2023			December 31, 2022
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$1,200	$1,200	$—	$1,900	$1,900
Securities sold under agreements to repurchase	—	994	994	—	499	499
Total short-term borrowings	$—	$2,194	$2,194	$—	$2,399	$2,399
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of June 30, 2023, the securities sold under agreements to repurchase consisted of $994 million of agency mortgage-backed residential debt securities, of which $742 million are set to mature within 30 days, and $252 million are set to mature within 31 to 60 days. Refer to Note 6 and Note 21 for further details.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At June 30, 2023, we placed cash collateral of $3 million subsequent to the execution of the repurchase agreements, and received cash collateral of $2 million. At December 31, 2022, we placed cash collateral of $1 million subsequent to the execution of the repurchase agreements, and we did not receive any collateral.
Long-Term Debt
The following tables present the composition of our long-term debt portfolio.

	June 30, 2023			December 31, 2022
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$1,948	$3,208	$5,156	$2,023	$2,395	$4,418
Due after one year	8,820	6,165	14,985	8,014	5,330	13,344
Total long-term debt (b)	$10,768	$9,373	$20,141	$10,037	$7,725	$17,762
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 18 for additional information.
(b)Includes advances, net of hedge basis adjustments, from the FHLB of Pittsburgh of $6.7 billion and $5.3 billion at June 30, 2023, and December 31, 2022, respectively.
The following table presents the scheduled remaining maturity of long-term debt at June 30, 2023, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2023	2024	2025	2026	2027	2028 and thereafter	Total
Unsecured
Long-term debt	$1,258	$1,479	$2,486	$141	$1,537	$4,730	$11,631
Original issue discount	(31)	(68)	(74)	(82)	(95)	(513)	(863)
Total unsecured	1,227	1,411	2,412	59	1,442	4,217	10,768
Secured
Long-term debt	1,673	3,114	2,061	1,814	439	272	9,373
Total long-term debt	$2,900	$4,525	$4,473	$1,873	$1,881	$4,489	$20,141

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following summarizes assets restricted as collateral for the payment of the related debt obligation.

($ in millions)	June 30, 2023	December 31, 2022
Consumer mortgage finance receivables	$19,187	$19,771
Consumer automotive finance receivables	12,121	11,759
Commercial finance receivables	5,568	4,210
Investment securities (amortized cost of $5,253 and $4,288) (a)	4,371	3,525
Total assets restricted as collateral (b) (c) (d)	$41,247	$39,265
Secured debt (e)	$11,567	$10,124
(a)A portion of the restricted investment securities at June 30, 2023, and December 31, 2022, was restricted under repurchase agreements. Refer to the section above titled Short-Term Borrowings for information on the repurchase agreements.
(b)All restricted assets are those of Ally Bank.
(c)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $28.1 billion and $27.0 billion at June 30, 2023, and December 31, 2022, respectively. These assets were primarily composed of consumer mortgage finance receivables and loans, as well as real-estate-backed loans within our Automotive Finance and Corporate Finance businesses, and non-agency mortgage-backed securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $2.3 billion and $2.4 billion at June 30, 2023, and December 31, 2022, respectively. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(d)Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 10 for additional information.
(e)Includes $2.2 billion and $2.4 billion of short-term borrowings at June 30, 2023, and December 31, 2022, respectively.
13.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	June 30, 2023	December 31, 2022
Unfunded commitments for investment in qualified affordable housing projects	$861	$869
Accounts payable	515	435
Employee compensation and benefits	303	424
Deferred revenue	165	169
Reserves for insurance losses and loss adjustment expenses (a)	152	119
Operating lease liabilities	122	137
Other liabilities	513	495
Total accrued expenses and other liabilities	$2,631	$2,648
(a)Refer to Note 4 for further information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
14.    Preferred Stock
The following table summarizes information about our preferred stock. For additional information regarding our preferred stock, refer to Note 17 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.

	June 30, 2023	December 31, 2022
Series B preferred stock (a)
Issuance date	April 22, 2021	April 22, 2021
Carrying value ($ in millions)	$1,335	$1,335
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,350,000	1,350,000
Number of shares issued and outstanding	1,350,000	1,350,000
Dividend/coupon
Prior to May 15, 2026	4.700%	4.700%
On and after May 15, 2026	Five Year Treasury + 3.868%	Five Year Treasury + 3.868%
Series C preferred stock (a)
Issuance date	June 2, 2021	June 2, 2021
Carrying value ($ in millions)	$989	$989
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,000,000	1,000,000
Number of shares issued and outstanding	1,000,000	1,000,000
Dividend/coupon
Prior to May 15, 2028	4.700%	4.700%
On and after May 15, 2028	Seven Year Treasury + 3.481%	Seven Year Treasury + 3.481%
(a)We may, at our option, redeem the Series B and Series C shares on any dividend payment date on or after May 15, 2026, or May 15, 2028, respectively, or at any time within 90 days following a regulatory event that precludes the instruments from being included in additional Tier 1 capital.
15.    Accumulated Other Comprehensive Loss
The following tables present changes, net of tax, in each component of accumulated other comprehensive loss.

	Three months ended June 30,
($ in millions)	Unrealized losses on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans (c)	Accumulated other comprehensive loss
Balance at April 1, 2022	$(1,726)	$20	$30	$(115)	$(1,791)
Net change	(1,214)	(1)	(3)	—	(1,218)
Balance at June 30, 2022	$(2,940)	$19	$27	$(115)	$(3,009)
Balance at April 1, 2023	$(3,811)	$18	$17	$—	$(3,776)
Net change	(70)	3	(20)	—	(87)
Balance at June 30, 2023	$(3,881)	$21	$(3)	$—	$(3,863)
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Six months ended June 30,
($ in millions)	Unrealized losses on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans (c)	Accumulated other comprehensive loss
Balance at January 1, 2022	$(95)	$19	$35	$(117)	$(158)
Net change	(2,845)	—	(8)	2	(2,851)
Balance at June 30, 2022	$(2,940)	$19	$27	$(115)	$(3,009)
Balance at January 1, 2023	$(4,095)	$18	$18	$—	$(4,059)
Net change	214	3	(21)	—	196
Balance at June 30, 2023	$(3,881)	$21	$(3)	$—	$(3,863)
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
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Three months ended June 30, 2023 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(91)		$21		$(70)
Translation adjustments
Net unrealized gains arising during the period	6		(1)		5
Net investment hedges (a)
Net unrealized losses arising during the period	(3)		1		(2)
Cash flow hedges (a)
Net unrealized losses arising during the period	(22)		6		(16)
Less: Net realized gains reclassified to income from continuing operations	5	(b)	(1)	(c)	4
Net change	(27)		7		(20)
Other comprehensive loss	$(115)		$28		$(87)
(a)For additional information on derivative instruments and hedging activities, refer to Note 18.
(b)Includes gains reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.
(c)Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Three months ended June 30, 2022 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(1,588)		$376		$(1,212)
Less: Net realized gains reclassified to income from continuing operations	3	(a)	(1)	(b)	2
Net change	(1,591)		377		(1,214)
Translation adjustments
Net unrealized losses arising during the period	(5)		1		(4)
Net investment hedges (c)
Net unrealized gains arising during the period	4		(1)		3
Cash flow hedges (c)
Less: Net realized gains reclassified to income from continuing operations	5	(d)	(2)	(b)	3
Other comprehensive loss	$(1,597)		$379		$(1,218)
(a)Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.
(b)Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.
(c)For additional information on derivative instruments and hedging activities, refer to Note 18.
(d)Includes gains reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2023 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized gains arising during the period	$286		$(68)		$218
Less: Net realized gains reclassified to income from continuing operations	5	(a)	(1)	(b)	4
Net change	281		(67)		214
Translation adjustments
Net unrealized gains arising during the period	6		(1)		5
Net investment hedges (c)
Net unrealized losses arising during the period	(3)		1		(2)
Cash flow hedges (c)
Net unrealized losses arising during the period	(18)		5		(13)
Less: Net realized gains reclassified to income from continuing operations	10	(d)	(2)	(b)	8
Net change	(28)		7		(21)
Other comprehensive income	$256		$(60)		$196
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
16.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands) (a)	2023	2022	2023	2022
Net income from continuing operations	$329	$482	$649	$1,137
Preferred stock dividends — Series B	(16)	(16)	(32)	(32)
Preferred stock dividends — Series C	(12)	(12)	(24)	(24)
Net income from continuing operations attributable to common stockholders	$301	$454	$593	$1,081
Loss from discontinued operations, net of tax	—	—	(1)	—
Net income attributable to common stockholders	$301	$454	$592	$1,081
Basic weighted-average common shares outstanding (b)	303,684	322,057	303,173	328,830
Diluted weighted-average common shares outstanding (b)	304,646	324,027	304,050	330,882
Basic earnings per common share
Net income from continuing operations	$0.99	$1.41	$1.96	$3.29
Net income	$0.99	$1.41	$1.95	$3.29
Diluted earnings per common share
Net income from continuing operations	$0.99	$1.40	$1.95	$3.27
Net income	$0.99	$1.40	$1.95	$3.27
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm like Ally is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of June 30, 2023, the stress capital buffer requirement for Ally was 2.5%.
Ally and Ally Bank are subject to the U.S. Basel III standardized approach for counterparty credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. Since Ally and Ally Bank are not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income from regulatory capital. As of June 30, 2023, and December 31, 2022, Ally had $3.9 billion and $4.1 billion, respectively, of accumulated other comprehensive losses, net of applicable income taxes, that were excluded from Common Equity Tier 1 capital. Refer to Note 15 for additional details about our accumulated other comprehensive loss.
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
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both June 30, 2023, and December 31, 2022, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
Under FDICIA and the PCA framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Brokered deposits totaled $13.7 billion at June 30, 2023, which represented 8.9% of Ally Bank’s total deposits.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes our capital ratios under U.S. Basel III.

	June 30, 2023		December 31, 2022		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$14,791	9.29%	$14,592	9.27%	4.50%	(b)
Ally Bank	17,298	11.44	17,011	11.38	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,054	10.72%	$16,867	10.72%	6.00%	6.00%
Ally Bank	17,298	11.44	17,011	11.38	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$19,897	12.50%	$19,209	12.21%	8.00%	10.00%
Ally Bank	19,202	12.70	18,888	12.64	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$17,054	8.59%	$16,867	8.65%	4.00%	(b)
Ally Bank	17,298	9.18	17,011	9.23	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 2.5% at both June 30, 2023, and December 31, 2022.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
On January 1, 2020, we adopted CECL. Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for additional information about our allowance for loan losses accounting policy. Under a rule finalized by the FRB and other U.S. banking agencies in 2020, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we deferred and began phasing in on January 1, 2022, is generally calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of June 30, 2023, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $591 million.
In April 2023, in a statement accompanying the review of the FRB’s supervision and regulation of SVB, FRB Vice Chair for Supervision Barr highlighted a plan to revisit the Tailoring Rules and develop stronger capital, liquidity, stress-testing, and other standards for Category IV firms like Ally. In July 2023, the U.S. banking agencies issued a proposed rule to customize and implement revisions to the global Basel III capital framework (commonly known as the Basel III endgame or as Basel IV). For regulatory capital, the proposed rule would eliminate the effect of the Tailoring Rules by requiring the recognition of most elements of accumulated other comprehensive income and loss and the application of deductions, limitations, and criteria for specified capital investments, minority interests, and TLAC holdings. For each of the risk-based capital ratios, a large banking organization like Ally would calculate and be bound by the lower of two alternatives: one version of the ratio based on an expanded risk-based approach prescribed in the proposed rule and one version of the ratio based on the standardized approach as modified by the proposed rule. All capital buffer requirements, including the stress capital buffer requirement, would apply regardless of whether the expanded risk-based approach or the standardized approach produces the lower ratio. Under the expanded risk-based approach, total RWAs would equal the sum of the RWAs for credit risk, equity risk, operational risk, market risk, and CVA risk as set forth in the proposed rule minus any amount of the banking organization’s adjusted allowance for credit losses that is not included in Tier 2 capital and any amount of allocated transfer risk reserves. Under the standardized approach, total RWAs would be calculated using the existing rules with a revised methodology for determining market risk-weighted assets and a required application of the standardized approach for counterparty credit risk for derivative exposures. Category IV firms would be further required under the proposed rule to project their risk-based capital ratios under baseline conditions in their capital plans and related reports using the RWA-calculation approach that results in their binding risk-based capital ratios as of the start of the projection horizon. The proposed rule also would roll back additional elements of the Tailoring Rules by applying to Category IV firms the supplementary leverage ratio, the countercyclical capital buffer, and enhanced public disclosure and reporting requirements. Whether and when a final rule may be adopted and take effect, as well as what changes to the proposed rule may be reflected in such a final rule after the comment period, remain unclear. Under the proposed rule, however, a three-year transition period from July 1, 2025, to June 30, 2028, would apply to the recognition of accumulated other comprehensive income and loss in regulatory capital and the use of the expanded risk-based approach. Ally is still assessing the impact of the proposed rule, but the U.S. banking agencies estimate that Category IV firms would experience a 6 percent increase in RWAs and in binding Common Equity Tier 1 capital requirements. The actual impact on Ally could differ meaningfully from these estimates. Beyond this proposed rule, more stringent and less tailored liquidity, stress-testing, and other standards for Category IV firms like Ally may be forthcoming, including those that may (1) impose a minimum TLAC requirement, (2) reinstate the LCR and require more rigorous liquidity stress testing,

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
(3) return Ally to supervisory stress testing on an annual cycle, and (4) resume resolution planning for Ally and its significant legal entities under the U.S. Bankruptcy Code and other applicable insolvency laws.
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
On January 10, 2022, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of our common stock from time to time from the first quarter of 2022 through the fourth quarter of 2022 subject to restrictions imposed by the FRB, and an increase in our cash dividend on common stock from $0.25 per share for the fourth quarter of 2021 to $0.30 per share for the first quarter of 2022. During the year ended December 31, 2022, we repurchased $1.65 billion of common stock under our stock-repurchase program. Since the commencement of our initial stock-repurchase program in the third quarter of 2016, we have reduced the number of outstanding shares of our common stock by 38%, from 484 million as of June 30, 2016, to 302 million as of June 30, 2023. At this time, the Board has not authorized a stock-repurchase program for 2023.
We submitted our 2022 capital plan to the FRB on April 5, 2022. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2022, which was determined to be 2.5% and reflected a decline of 100 basis points relative to our prior requirement. The updated 2.5% stress capital buffer requirement was finalized in August 2022 and became effective on October 1, 2022. In February 2023, we accessed the unsecured debt capital markets and issued $500 million of additional subordinated notes, which qualify as Tier 2 capital for Ally under U.S. Basel III. We submitted our 2023 capital plan to the FRB on April 5, 2023, and received in June 2023 an updated preliminary stress capital buffer requirement that remained unchanged at 2.5%. The 2.5% stress capital buffer requirement was finalized in July 2023, and will become effective on October 1, 2023.
Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB and any changes to capital, liquidity, and other regulatory requirements that may be proposed or adopted by the U.S. banking agencies), the taxation of share repurchases, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents information related to our common stock and distributions to our common stockholders.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2022
First quarter	$584	12,548	337,941	327,306	$0.30
Second quarter	600	15,031	327,306	312,781	0.30
Third quarter	415	12,468	312,781	300,335	0.30
Fourth quarter	51	1,731	300,335	299,324	0.30
2023
First quarter	$27	836	299,324	300,821	$0.30
Second quarter	2	58	300,821	301,619	0.30
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)On July 17, 2023, our Board declared a quarterly cash dividend of $0.30 per share on all common stock, payable on August 15, 2023, to stockholders of record at the close of business on August 1, 2023. Refer to Note 24 for further information regarding this common-stock dividend.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the six months ended June 30, 2023, or 2022.
We placed noncash collateral totaling $678 million, supporting our derivative positions at June 30, 2023, compared to $2 million and $384 million of cash and noncash collateral at December 31, 2022, respectively, in accounts maintained by counterparties. These amounts include noncash collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets. We granted our counterparties the right to sell or pledge the noncash collateral.
We received cash collateral from counterparties totaling $29 million and $23 million in accounts maintained by counterparties at June 30, 2023, and December 31, 2022, respectively. These amounts exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities.

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

	June 30, 2023			December 31, 2022
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$38,674	$—	$—	$30,619
Purchased options	32	—	6,000	22	—	2,800
Foreign exchange contracts
Forwards	—	—	163	—	1	151
Total derivatives designated as accounting hedges	32	—	44,837	22	1	33,570
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	1	—	99	—	—	37
Written options	1	—	126	—	—	79
Total interest rate risk	2	—	225	—	—	116
Foreign exchange contracts
Futures and forwards	—	—	58	—	1	147
Total foreign exchange risk	—	—	58	—	1	147
Credit contracts (a)
Other credit derivatives	—	19	n/a	—	39	n/a
Total credit risk	—	19	n/a	—	39	n/a
Equity contracts
Written options	—	3	—	—	1	—
Purchased options	1	—	—	1	—	—
Total equity risk	1	3	—	1	1	—
Total derivatives not designated as accounting hedges	3	22	283	1	41	263
Total derivatives	$35	$22	$45,120	$23	$42	$33,833
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $47 million and $82 million as of June 30, 2023, and December 31, 2022, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
($ in millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Assets
Available-for-sale securities (b)	$14,840	$11,265	$(277)	$(180)	$(173)	$(181)
Finance receivables and loans, net (c)	46,875	46,390	(432)	(617)	(38)	(57)
Liabilities
Long-term debt	$7,722	$7,697	$105	$112	$105	$120
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include the amortized cost basis and unallocated basis adjustments of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2023, and December 31, 2022, the amortized cost basis and unallocated basis adjustments of the closed portfolios used in these hedging relationships was $13.4 billion and $10.0 billion, respectively, of which $13.1 billion and $9.7 billion, respectively, represents the amortized cost basis and unallocated basis adjustments of closed portfolios designated in an active hedge relationship. At June 30, 2023, and December 31, 2022, the total cumulative basis adjustments associated with these hedging relationships was a $219 million liability and a $135 million liability, respectively, of which the portion related to discontinued hedging relationships was a $133 million liability and a $138 million liability, respectively. At June 30, 2023, and December 31, 2022, the notional amounts of the designated hedged items were $10.5 billion and $4.0 billion, respectively, with cumulative basis adjustments of a $86 million liability and a $3 million asset, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. Refer to Note 6 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)These amounts include the carrying value of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2023, and December 31, 2022, the carrying value of the closed portfolios used in these hedging relationships was $46.9 billion and $46.4 billion, respectively, of which $41.9 billion and $46.1 billion, respectively, represents the carrying value of closed portfolios designated in an active hedge relationship. At June 30, 2023, and December 31, 2022, the total cumulative basis adjustments associated with these hedging relationships was a $432 million liability and a $617 million liability, respectively, of which the portion related to discontinued hedging relationships was a $38 million liability and a $57 million liability, respectively. At June 30, 2023, and December 31, 2022, the notional amounts of the designated hedged items were $26.8 billion and $22.8 billion, respectively, with cumulative basis adjustments of a $394 million liability and a $560 million liability, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$4	$3	$9	$1
Other income, net of losses	—	3	—	6
Total interest rate contracts	4	6	9	7
Foreign exchange contracts
Other operating expenses	(1)	5	—	2
Total foreign exchange contracts	(1)	5	—	2
Credit contracts
Other income, net of losses	—	(1)	(5)	(2)
Total credit contracts	—	(1)	(5)	(2)
Equity contracts
Other income, net of losses	(3)	—	(7)	—
Total equity contracts	(3)	—	(7)	—
Total gain (loss) recognized in earnings	$—	$10	$(3)	$7

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables summarize the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended June 30, ($ in millions)	2023	2022	2023	2022	2023	2022
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$6
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	(6)
Hedged available-for-sale securities	—	—	(238)	(47)	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	238	47	—	—
Hedged fixed-rate consumer automotive loans	(39)	(149)	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	39	149	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—
Gain on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive income into income	5	5	—	—	—	—
Total gain on cash flow hedging relationships	$5	$5	$—	$—	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$2,721	$1,842	$247	$203	$252	$184

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Six months ended June 30, ($ in millions)	2023	2022	2023	2022	2023	2022
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$1	$4
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	(1)	(4)
Hedged available-for-sale securities	—	—	(108)	(89)	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	108	89	—	—
Hedged fixed-rate consumer automotive loans	166	(453)	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(166)	453	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—
Gain on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive income into income	10	11	—	—	—	—
Total gain on cash flow hedging relationships	$10	$11	$—	$—	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$5,296	$3,556	$485	$391	$479	$369
During the next 12 months, we estimate $1 million of gains will be reclassified into pretax earnings from derivatives designated as cash flow hedges.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables summarize the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended June 30, ($ in millions)	2023	2022	2023	2022	2023	2022
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$2	$1
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	1
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	—	(1)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	6	4	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	27	—	—	—
Amortization of deferred loan basis adjustments	8	(2)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	189	(5)	—	—	—	—
Total gain (loss) on fair value hedging relationships	$197	$(7)	$33	$4	$2	$1

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Six months ended June 30, ($ in millions)	2023	2022	2023	2022	2023	2022
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$4	$2
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	1
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	1	(2)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	11	5	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	40	(1)	—	—
Amortization of deferred loan basis adjustments	18	(11)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	351	(23)	—	—	—	—
Total gain (loss) on fair value hedging relationships	$369	$(34)	$51	$4	$5	$1
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Interest rate contracts
Loss recognized in other comprehensive (loss) income	$(27)	$(5)	$(28)	$(11)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Foreign exchange contracts (a) (b)
(Loss) gain recognized in other comprehensive (loss) income	$(3)	$4	$(3)	$1
(a)There were no amounts excluded from effectiveness testing for the three months and six months ended June 30, 2023, or 2022.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months and six months ended June 30, 2023, or 2022.
19.    Income Taxes
We recognized total income tax expense from continuing operations of $74 million and $142 million for the three months and six months ended June 30, 2023, respectively, compared to income tax expense of $152 million and $343 million for the same periods in 2022. The decreases in income tax expense for the three months and six months ended June 30, 2023, compared to the same periods in 2022, were primarily due to the tax effects of a decrease in pretax earnings and an increase in qualified clean vehicle tax credits for purchased plug-in electric vehicles or fuel cell vehicles.
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

	Recurring fair value measurements
June 30, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$715	$—	$1	$716
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,029	—	—	2,029
U.S. States and political subdivisions	—	660	5	665
Foreign government	46	122	—	168
Agency mortgage-backed residential	—	15,856	—	15,856
Mortgage-backed residential	—	4,143	—	4,143
Agency mortgage-backed commercial	—	3,684	—	3,684
Asset-backed	—	383	—	383
Corporate debt	—	1,736	—	1,736
Total available-for-sale securities	2,075	26,584	5	28,664
Mortgage loans held-for-sale (c)	—	36	—	36
Other assets
Derivative contracts in a receivable position
Interest rate	—	33	1	34
Equity	1	—	—	1
Total derivative contracts in a receivable position	1	33	1	35
Total assets	$2,791	$26,653	$7	$29,451
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Credit	$—	$—	$19	$19
Equity	3	—	—	3
Total derivative contracts in a payable position	3	—	19	22
Total liabilities	$3	$—	$19	$22
(a)Our direct investment in any one industry did not exceed 17%.
(b)Excludes $43 million of equity securities that are measured at fair value using the net asset value practical expedient and therefore are not classified in the fair value hierarchy.
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

	Equity securities (a)		Available-for-sale securities		Finance receivables and loans, net (b)
($ in millions)	2023	2022	2023	2022	2023	2022
Assets
Fair value at April 1,	$1	$1	$4	$11	$2	$7
Net realized/unrealized gains
Included in earnings	—	1	—	—	—	—
Included in OCI	—	—	—	—	—	—
Purchases	—	—	1	1	—	4
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	(2)	(4)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value at June 30,	$1	$2	$5	$12	$—	$7
Net unrealized gains still held at June 30,
Included in earnings	$—	$—	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—
(a)Net realized/unrealized gains are reported as other gain (loss) on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Carried at fair value due to fair value option elections.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2023	2022
Liabilities
Fair value at April 1,	$42	$61
Net realized/unrealized (gains) losses
Included in earnings	(3)	(1)
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	(25)	(10)
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	4	—
Fair value at June 30,	$18	$50
Net unrealized gains still held at June 30,
Included in earnings	$(1)	$(1)
Included in OCI	—	—
(a)Net realized/unrealized (gains) losses are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during the three months ended June 30, 2023. This transfer is deemed to have occurred at the end of the reporting period.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Equity securities (a)		Available-for-sale securities		Finance receivables and loans, net (b) (c)
($ in millions)	2023	2022	2023	2022	2023	2022
Assets
Fair value at January 1,	$1	$9	$4	$9	$3	$7
Net realized/unrealized gains (losses)
Included in earnings	—	2	—	—	—	(1)
Included in OCI	—	—	—	—	—	—
Purchases	—	—	1	3	—	8
Sales	—	(9)	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	(3)	(7)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value at June 30,	$1	$2	$5	$12	$—	$7
Net unrealized losses still held at June 30,
Included in earnings	$—	$—	$—	$—	$—	$(1)
Included in OCI	—	—	—	—	—	—
(a)Net realized/unrealized gains are reported as other gain (loss) on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Carried at fair value due to fair value option elections.
(c)Net realized/unrealized losses are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2023	2022
Liabilities
Fair value at January 1,	$39	$53
Net realized/unrealized (gains) losses
Included in earnings	(3)	7
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	(25)	(10)
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	7	—
Fair value at June 30,	$18	$50
Net unrealized gains still held at June 30,
Included in earnings	$(1)	$(4)
Included in OCI	—	—
(a)Net realized/unrealized (gains) losses are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during the six months ended June 30, 2023. This transfer is deemed to have occurred at the end of the reporting period.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at June 30, 2023, and December 31, 2022, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
June 30, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$261	$261	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	20	20	(5)	n/m	(a)
Other	—	—	101	101	(60)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	121	121	(65)	n/m	(a)
Other assets
Nonmarketable equity investments	—	6	—	6	—	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	11	11	(1)	n/m	(a)
Total assets	$—	$6	$393	$399	$(66)	n/m
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at June 30, 2023, and December 31, 2022.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
June 30, 2023
Financial assets
Held-to-maturity securities	$1,030	$—	$850	$—	$850
Loans held-for-sale, net	261	—	—	261	261
Finance receivables and loans, net	134,668	—	—	135,779	135,779
FHLB/FRB stock (a)	754	—	754	—	754
Financial liabilities
Deposit liabilities	$55,309	$—	$—	$55,053	$55,053
Short-term borrowings	2,194	—	—	2,234	2,234
Long-term debt	20,141	—	13,850	6,679	20,529
December 31, 2022
Financial assets
Held-to-maturity securities	$1,062	$—	$884	$—	$884
Loans held-for-sale, net	641	—	—	641	641
Finance receivables and loans, net	132,034	—	—	133,856	133,856
FHLB/FRB stock (a)	719	—	719	—	719
Financial liabilities
Deposit liabilities	$42,336	$—	$—	$41,909	$41,909
Short-term borrowings	2,399	—	—	2,417	2,417
Long-term debt	17,762	—	12,989	5,263	18,252
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
21.    Offsetting Assets and Liabilities
Our derivative contracts and repurchase/reverse repurchase transactions are generally supported by qualifying master netting and master repurchase agreements. These agreements are legally enforceable bilateral agreements that (i) create a single legal obligation for all individual transactions covered by the agreement to the nondefaulting entity upon an event of default of the counterparty, including bankruptcy, insolvency, or similar proceeding, and (ii) provide the nondefaulting entity the right to accelerate, terminate, and close-out on a net basis all transactions under the agreement and to liquidate or set off collateral promptly upon an event of default of the counterparty.

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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At June 30, 2023, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 18.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
June 30, 2023
Assets
Derivative assets (d)	35	—	35	(1)	(29)	5
Total assets	$35	$—	$35	$(1)	$(29)	$5
Liabilities
Derivative liabilities (e)	22	—	22	(1)	(2)	19
Securities sold under agreements to repurchase (f)	994	—	994	—	(994)	—
Total liabilities	$1,016	$—	$1,016	$(1)	$(996)	$19
December 31, 2022
Assets
Derivative assets	$23	$—	$23	$(1)	$(22)	$—
Total assets	$23	$—	$23	$(1)	$(22)	$—
Liabilities
Derivative liabilities (e)	$42	$—	$42	$(1)	$(1)	$40
Securities sold under agreements to repurchase (f)	499	—	499	—	(499)	—
Total liabilities	$541	$—	$541	$(1)	$(500)	$40
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
(d)Includes derivative assets with no offsetting arrangements of $2 million as of June 30, 2023.
(e)Includes derivative liabilities with no offsetting arrangements of $19 million and $39 million as of June 30, 2023, and December 31, 2022, respectively.
(f)For additional information on securities sold under agreements to repurchase, refer to Note 12.
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
Corporate Finance operations
Our Corporate Finance operations provide senior secured leveraged asset-based and cash flow loans to mostly U.S.-based middle-market companies, with a focus on businesses owned by private equity sponsors. These loans are typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, turnarounds, and debtor-in-possession financings. We also provide, through our Lender Finance business, nonbank wholesale-funded managers with partial funding for their direct-lending activities, which is principally leveraged loans. Additionally, we offer a commercial real estate product, currently focused on lending to skilled nursing facilities, senior housing, and medical office buildings.
Corporate and Other
Corporate and Other primarily consists of centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock—as well as other equity investments through Ally Ventures, our strategic investment business—and the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments. Financial results related to Ally Invest, our digital brokerage and wealth management offering, Ally Lending, our point-of-sale financing business, Ally Credit Card, and CRA loans and investments are also included within Corporate and Other.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Financial information for our reportable operating segments is summarized as follows.

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2023
Net financing revenue and other interest income	$1,349	$29	$53	$92	$50	$1,573
Other revenue	83	337	5	28	53	506
Total net revenue	1,432	366	58	120	103	2,079
Provision for credit losses	331	—	—	15	81	427
Total noninterest expense	600	358	37	33	221	1,249
Income (loss) from continuing operations before income tax expense	$501	$8	$21	$72	$(199)	$403
Total assets	$113,757	$8,890	$18,997	$10,190	$45,407	$197,241
2022
Net financing revenue and other interest income	$1,301	$20	$56	$77	$310	$1,764
Other revenue	72	158	4	19	59	312
Total net revenue	1,373	178	60	96	369	2,076
Provision for credit losses	228	—	—	8	68	304
Total noninterest expense	545	300	54	28	211	1,138
Income (loss) from continuing operations before income tax expense	$600	$(122)	$6	$60	$90	$634
Total assets	$107,178	$8,819	$19,126	$8,890	$41,690	$185,703
(a)Net financing revenue and other interest income after the provision for credit losses totaled $1.1 billion and $1.5 billion for the three months ended June 30, 2023, and 2022, respectively.

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2023
Net financing revenue and other interest income	$2,671	$55	$107	$195	$147	$3,175
Other revenue	160	718	9	57	60	1,004
Total net revenue	2,831	773	116	252	207	4,179
Provision for credit losses	682	—	(1)	30	162	873
Total noninterest expense	1,206	673	75	78	483	2,515
Income (loss) from continuing operations before income tax expense	$943	$100	$42	$144	$(438)	$791
Total assets	$113,757	$8,890	$18,997	$10,190	$45,407	$197,241
2022
Net financing revenue and other interest income	$2,596	$37	$109	$160	$555	$3,457
Other revenue	140	428	18	43	125	754
Total net revenue	2,736	465	127	203	680	4,211
Provision for credit losses	332	—	—	14	125	471
Total noninterest expense	1,079	574	110	65	432	2,260
Income (loss) from continuing operations before income tax expense	$1,325	$(109)	$17	$124	$123	$1,480
Total assets	$107,178	$8,819	$19,126	$8,890	$41,690	$185,703
(a)Net financing revenue and other interest income after the provision for credit losses totaled $2.3 billion and $3.0 billion for the six months ended June 30, 2023, and 2022, respectively.

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
24.    Subsequent Events
Declaration of Common Dividend
On July 17, 2023, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend is payable on August 15, 2023, to stockholders of record at the close of business on August 1, 2023.

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
Primary Business Lines
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, Mortgage Finance, and Corporate Finance are our primary business lines. The remaining activity is reported in Corporate and Other, which primarily consists of centralized treasury activities as well as Ally Invest, our digital brokerage and wealth management offering, Ally Lending, our point-of-sale financing business, Ally Credit Card, CRA loans and investments, and certain strategic investments. The following table summarizes the operating results excluding discontinued operations of each business line. Operating results for each of the business lines are more fully described in the MD&A sections that follow.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2023	2022	Favorable/(unfavorable) % change	2023	2022	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,432	$1,373	4	$2,831	$2,736	3
Insurance	366	178	106	773	465	66
Mortgage Finance	58	60	(3)	116	127	(9)
Corporate Finance	120	96	25	252	203	24
Corporate and Other	103	369	(72)	207	680	(70)
Total	$2,079	$2,076	—	$4,179	$4,211	(1)
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$501	$600	(17)	$943	$1,325	(29)
Insurance	8	(122)	107	100	(109)	192
Mortgage Finance	21	6	n/m	42	17	147
Corporate Finance	72	60	20	144	124	16
Corporate and Other	(199)	90	n/m	(438)	123	n/m
Total	$403	$634	(36)	$791	$1,480	(47)
n/m = not meaningful
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers and automotive retailers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our success as an automotive-finance provider is driven by the consistent and broad range of products and services we offer to dealers and automotive retailers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automobile manufacturers and suppliers. We continue to identify and cultivate relationships with automotive retailers, including those with leading e-commerce platforms. We also operate an online direct-lending platform for consumers seeking direct financing. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Additionally, we provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. Furthermore, our strong and expansive dealer relationships,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. We have provided and continue to provide automobile financing for battery-electric and plug-in hybrid vehicles, including brands such as Jeep, Tesla, Ford, and BMW. This positions us to remain a leader in automotive financing as we believe the majority of these vehicles will be sold through dealerships and automotive retailers with whom we have an established relationship. During the six months ended June 30, 2023, $347 million of our consumer automotive retail loan and operating lease originations and purchases were for battery-electric and plug-in hybrid vehicles. As of June 30, 2023, $859 million of our consumer automotive finance receivables and loans had battery-electric or plug-in hybrid vehicles as the underlying collateral, and $662 million of our investment in operating leases were battery-electric or plug-in hybrid vehicles.
We have focused on developing dealer relationships beyond those relationships that primarily were developed through our previous role as a captive finance company for GM and Stellantis. We have established relationships with thousands of automotive dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. Our Growth channel includes brands such as Ford, Toyota, Hyundai, Kia, Nissan, and Honda, as well as used-vehicle-only retailers with a national presence and online-only automotive retailers. As of June 30, 2023, approximately 73% of our Growth channel dealer relationships were with franchised dealers and dealers with a national presence.
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
Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles, make us a premier automotive finance and insurance company ready to support and strengthen our approximately 22,200 active dealer relationships as of June 30, 2023. A dealer is considered to have an active relationship with us if we provided automotive financing, remarketing, or insurance services during the three months ended June 30, 2023.
•Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes our direct-to-consumer Ally Home mortgage offering, and bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties.
Through our direct-to-consumer channel, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third party. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo and LMI mortgages are originated as held-for-investment and subserviced by a third party. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April 2019, we announced a strategic partnership with BMC, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, BMC conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. This partnership with BMC limits operational volatility as the mortgage industry continues to evolve in the current interest rate environment. During the six months ended June 30, 2023, we originated $464 million of mortgage loans through our direct-to-consumer channel. During 2018, we made a strategic equity investment in the parent of BMC (BMC Holdco) that was subsequently increased in 2019 and 2020. The carrying value of this investment was $19 million as of June 30, 2023. This investment is recognized as a nonmarketable equity investment within other assets of our Condensed Consolidated Balance Sheet and is included in Corporate and Other.
Through the bulk loan channel, we purchase loans from several qualified sellers, including direct originators and large aggregators who have the financial capacity to support strong representations and warranties, and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the six months ended June 30, 2023, we purchased $7 million of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
•Corporate and Other primarily consists of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes activity related to certain equity investments, which primarily consist of FHLB and FRB stock, as well as other equity investments through Ally Ventures, our strategic investment business. Additionally, Corporate and Other includes the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, CRA loans and investments, and reclassifications and eliminations between the reportable operating segments. Costs that are not allocated to our reportable operating segments as part of our COH methodology, which involves management judgment, are also included in Corporate and Other.
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
Information related to our point-of-sale financing business, Ally Lending, is also included within Corporate and Other. Ally Lending primarily serves home improvement and medical service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. The home improvement vertical had originations of $546 million during the six months ended June 30, 2023, and now represents approximately 62% of new originations. Point-of-sale lending broadens our capabilities, and expands our product offering into consumer unsecured personal lending, all while helping to further meet the financial needs of our customers.
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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2023	2022	Favorable/(unfavorable) % change	2023	2022	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$3,454	$2,450	41	$6,740	$4,761	42
Total interest expense	1,681	467	n/m	3,139	868	n/m
Net depreciation expense on operating lease assets	200	219	9	426	436	2
Net financing revenue and other interest income	1,573	1,764	(11)	3,175	3,457	(8)
Other revenue
Insurance premiums and service revenue earned	310	280	11	616	560	10
Gain on mortgage and automotive loans, net	5	4	25	9	18	(50)
Other gain (loss) on investments, net	26	(124)	121	100	(119)	184
Other income, net of losses	165	152	9	279	295	(5)
Total other revenue	506	312	62	1,004	754	33
Total net revenue	2,079	2,076	—	4,179	4,211	(1)
Provision for credit losses	427	304	(40)	873	471	(85)
Noninterest expense
Compensation and benefits expense	448	437	(3)	985	930	(6)
Insurance losses and loss adjustment expenses	134	89	(51)	222	147	(51)
Other operating expenses	667	612	(9)	1,308	1,183	(11)
Total noninterest expense	1,249	1,138	(10)	2,515	2,260	(11)
Income from continuing operations before income tax expense	403	634	(36)	791	1,480	(47)
Income tax expense from continuing operations	74	152	51	142	343	59
Net income from continuing operations	$329	$482	(32)	$649	$1,137	(43)
Financial ratios:
Return on average assets (a)	0.68%	1.06%	n/m	0.68%	1.26%	n/m
Return on average equity (a)	9.57%	13.36%	n/m	9.58%	14.98%	n/m
Equity to assets (a)	7.11%	7.92%	n/m	7.06%	8.40%	n/m
Common dividend payout ratio (b)	30.30%	21.28%	n/m	30.77%	18.24%	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
We earned net income from continuing operations of $329 million and $649 million for the three months and six months ended June 30, 2023, respectively, compared to $482 million and $1.1 billion for the three months and six months ended June 30, 2022. During the three months and six months ended June 30, 2023, results were favorably impacted by higher total financing revenue and other interest income, as well as higher gain on investments, net. These items were more than offset by higher interest expense, provision for credit losses, and noninterest expense for the three months and six months ended June 30, 2023.
Net financing revenue and other interest income decreased $191 million and $282 million for the three months and six months ended June 30, 2023, respectively, as compared to the three months and six months ended June 30, 2022. Consumer automotive revenue increased as higher portfolio yields resulting from pricing actions contributed to the increases in revenue. We continue to opportunistically adjust pricing in response to rising benchmark interest rates. The increases were also impacted by higher average consumer assets resulting from growth in the used-vehicle portfolio, primarily through franchised dealers and national retailers. Commercial automotive revenue increased due to higher yields from higher benchmark interest rates, as our commercial automotive loans are generally variable-rate. Additionally, the increases were impacted by higher asset balances resulting from improvements in new vehicle supply. These increases were more than offset by higher interest expense. We experienced higher interest expense for the three months and six months ended June 30, 2023, as compared to

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
the same periods in 2022, in response to higher benchmark interest rates, which increased our cost of funds associated with our deposit liabilities.
Insurance premiums and service revenue earned was $310 million and $616 million for the three months and six months ended June 30, 2023, respectively, compared to $280 million and $560 million for the three months and six months ended June 30, 2022. The increases for the three months and six months ended June 30, 2023, as compared to the same periods in 2022, were primarily driven by higher P&C earned premium from higher dealer inventory levels and growth in other dealer-related protection products.
Other gain (loss) on investments, net, were gains of $26 million and $100 million for the three months and six months ended June 30, 2023, respectively, compared to losses of $124 million and $119 million for the three months and six months ended June 30, 2022. The increases for the three months and six months ended June 30, 2023, compared to the same periods in 2022, were primarily driven by $25 million and $89 million, respectively, of unrealized gains on equity securities, consistent with broader stock market performance, as compared to the three months and six months ended June 30, 2022, which included $137 million and $202 million of unrealized losses. This was partially offset by realized gains from the sale of available-for-sale securities and equity securities during the three months and six months ended June 30, 2022, that did not reoccur.
Other income, net of losses increased $13 million and decreased $16 million for the three months and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase for the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to increased late charges and other administrative fees, as delinquencies have increased amid deterioration in macroeconomic conditions, driven by persistent inflation. During the six months ended June 30, 2023, we observed a slowing rate of increase in delinquency trends within our consumer automotive loan portfolio, as compared to the six months ended June 30, 2022. The decrease in other income, net of losses for the six months ended June 30, 2023, as compared to the same period in 2022, was primarily driven by lower income from equity-method investments and hedging activity.
The provision for credit losses increased $123 million and $402 million for the three months and six months ended June 30, 2023, respectively, compared to the three months and six months ended June 30, 2022. The increases in provision for credit losses for the three months and six months ended June 30, 2023, were primarily driven by higher net charge-offs across our consumer portfolios. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense was $1.2 billion and $2.5 billion for the three months and six months ended June 30, 2023, respectively, compared to $1.1 billion and $2.3 billion for the three months and six months ended June 30, 2022. The increases for the three months and six months ended June 30, 2023, were driven by increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products. Additionally, loss and loss adjustment expense increased for the three months and six months ended June 30, 2023, as compared to the same periods in 2022, primarily due to increased weather-related losses attributable to higher weather frequency and severity, as well as growing dealer inventory levels.
We recognized total income tax expense from continuing operations of $74 million and $142 million for the three months and six months ended June 30, 2023, respectively, compared to income tax expense of $152 million and $343 million for the same periods in 2022. The decreases in income tax expense for the three months and six months ended June 30, 2023, compared to the same periods in 2022, were primarily due to the tax effects of a decrease in pretax earnings and an increase in qualified clean vehicle tax credits for purchased plug-in electric vehicles or fuel cell vehicles.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2023	2022	Favorable/(unfavorable) % change	2023	2022	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,649	$1,362	21	$3,225	$2,664	21
Commercial	335	142	136	634	271	134
Loans held-for-sale	1	—	n/m	4	—	n/m
Operating leases	392	396	(1)	794	799	(1)
Total financing revenue and other interest income	2,377	1,900	25	4,657	3,734	25
Interest expense	828	380	(118)	1,560	702	(122)
Net depreciation expense on operating lease assets (a)	200	219	9	426	436	2
Net financing revenue and other interest income	1,349	1,301	4	2,671	2,596	3
Other revenue
Other income	83	72	15	160	140	14
Total other revenue	83	72	15	160	140	14
Total net revenue	1,432	1,373	4	2,831	2,736	3
Provision for credit losses	331	228	(45)	682	332	(105)
Noninterest expense
Compensation and benefits expense	160	152	(5)	341	320	(7)
Other operating expenses	440	393	(12)	865	759	(14)
Total noninterest expense	600	545	(10)	1,206	1,079	(12)
Income from continuing operations before income tax expense	$501	$600	(17)	$943	$1,325	(29)
Total assets	$113,757	$107,178	6	$113,757	$107,178	6
n/m = not meaningful
(a)Includes net remarketing gains of $70 million and $117 million for the three months and six months ended June 30, 2023, respectively, compared to $50 million and $100 million for the three months and six months ended June 30, 2022.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $501 million and $943 million for the three months and six months ended June 30, 2023, respectively, compared to $600 million and $1.3 billion for the three months and six months ended June 30, 2022. For the three months and six months ended June 30, 2023, the decreases were primarily due to higher interest expense and higher provision for credit losses, partially offset by higher financing revenue.
Consumer automotive loan financing revenue increased $287 million and $561 million for the three months and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Higher portfolio yields resulting from pricing actions contributed to the increases in revenue. We continue to opportunistically adjust pricing in response to rising benchmark interest rates. The increases were also impacted by higher average consumer assets resulting from growth in the used-vehicle portfolio, primarily through franchised dealers and national retailers.
Commercial loan financing revenue increased $193 million and $363 million for the three months and six months ended June 30, 2023, respectively, compared to the three months and six months ended June 30, 2022. The increases were primarily due to higher yields from higher benchmark interest rates, as our commercial automotive loans are generally variable-rate. Additionally, the increases were impacted by higher asset balances resulting from improvements in new vehicle supply.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Interest expense was $828 million and $1.6 billion for the three months and six months ended June 30, 2023, respectively, compared to $380 million and $702 million for the three months and six months ended June 30, 2022. The increases for the three months and six months ended June 30, 2023, were primarily driven by a higher interest rate environment, resulting in higher funding costs.
Total net operating lease revenue increased $15 million and $5 million for the three months and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increases in net operating lease revenue were driven by higher remarketing gains on off-lease vehicles, primarily due to normalizing volume trends in the contractually priced buyout channels, as well as strong used-vehicle values. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
Other income, net of losses increased $11 million and $20 million for the three months and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increases were primarily due to increased late charges and other administrative fees, as delinquencies have increased amid deterioration in macroeconomic conditions, driven by persistent inflation. During the six months ended June 30, 2023, we observed a slowing rate of increase in delinquency trends within our consumer automotive loan portfolio, as compared to the six months ended June 30, 2022.
Total noninterest expense increased $55 million and $127 million for the three months and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increases were primarily due to increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products. Results were also impacted by a legal settlement recovery during the six months ended June 30, 2022, that did not reoccur.
The provision for credit losses increased $103 million and $350 million for the three months and six months ended June 30, 2023, respectively, compared to the three months and six months ended June 30, 2022. The increases in provision for credit losses were primarily driven by higher net charge-offs during the three months and six months ended June 30, 2023. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$84,084	8.81%	$79,695	6.82%	$83,846	8.65%	$78,964	6.72%
Commercial
Wholesale floorplan (d)	13,764	7.71	11,372	3.45	13,331	7.51	11,482	3.21
Other commercial automotive (e)	5,945	5.16	4,839	4.13	5,851	5.10	4,825	4.15
Investment in operating leases, net (f)	10,110	7.60	10,615	6.66	10,272	7.22	10,746	6.81
(a)Average balances are calculated using an average daily balance methodology.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Condensed Consolidated Financial Statements.
(c)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 7.87% and 7.76% for the three months and six months ended June 30, 2023, respectively, and 6.85% and 6.80% for the three months and six months ended June 30, 2022.
(d)Includes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Excluding the impact of hedging activities, the yield was 7.57% and 7.36% for the three months and six months ended June 30, 2023, respectively, and 3.27% and 3.02% for the three months and six months ended June 30, 2022.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes net gains on the sale of off-lease vehicles of $70 million and $117 million for the three months and six months ended June 30, 2023, respectively, compared to $50 million and $100 million for the three months and six months ended June 30, 2022. Excluding these gains and losses on sale, the yield was 4.83% and 4.93% for the three months and six months ended June 30, 2023, respectively, compared to 4.79% and 4.94% for the three months and six months ended June 30, 2022.
During the three months and six months ended June 30, 2023, our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased 102 and 96 basis points, respectively, as compared to the same periods in 2022. The increases for the three months and six months ended June 30, 2023, were primarily driven by higher portfolio yields resulting from pricing actions. We continue to opportunistically adjust pricing in response to rising benchmark interest rates. Our portfolio yield for consumer automotive loans, including the effects of derivative financial instruments designated as hedges, was 94 and 89 basis points higher than our portfolio yield for consumer automotive loans excluding the effects of derivative financial instruments designated as hedges for the three months and six months ended June 30, 2023, respectively. This is attributable to the execution of hedging strategies that are used to mitigate interest rate risks. Refer to Note 18 to the Condensed Consolidated Financial Statements for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Our portfolio yield for investment in operating leases, net, including net gains on the sale of off-lease vehicles, was 7.60% and 7.22% for the three months and six months ended June 30, 2023, respectively, compared to 6.66% and 6.81% for the three months and six months ended June 30, 2022. The increases were due to higher remarketing gains on off-lease vehicles. Refer to the section titled Operating Lease Residual Risk Management within this MD&A for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
The following table presents retail loan originations and purchases by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended June 30, 2023
S	$2.5	37	752	$1.4	47	748
A	2.9	44	687	1.3	43	687
B	0.8	12	642	0.2	7	653
C	0.2	3	594	0.1	3	622
D	0.1	2	558	—	—	564
E	0.1	2	547	—	—	543
Total retail originations	$6.6	100	698	$3.0	100	709
Three months ended June 30, 2022
S	$1.8	20	742	$1.0	31	743
A	4.5	49	685	1.7	53	684
B	2.0	22	648	0.4	13	653
C	0.5	6	608	0.1	3	630
D	0.2	2	571	—	—	580
E	0.1	1	557	—	—	—
Total retail originations	$9.1	100	682	$3.2	100	698
Six months ended June 30, 2023
S	$4.1	32	750	$2.4	42	748
A	5.6	44	687	2.6	46	686
B	2.1	16	646	0.6	10	654
C	0.6	5	604	0.1	2	626
D	0.2	2	563	—	—	572
E	0.1	1	553	—	—	541
Total retail originations	$12.7	100	693	$5.7	100	705
Six months ended June 30, 2022
S	$3.4	20	741	$2.0	32	744
A	8.3	50	684	3.3	53	684
B	3.7	22	648	0.8	13	652
C	0.9	5	612	0.1	2	627
D	0.3	2	569	—	—	577
E	0.1	1	556	—	—	521
Total retail originations	$16.7	100	682	$6.2	100	697
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total retail loan originations and purchases, in dollars, by the loan term in months.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
0–71	14%	14%	14%	14%
72–75	62	66	64	66
76 +	24	20	22	20
Total retail originations	100%	100%	100%	100%
Retail originations with a term of 76 months or more represented 24% and 22% of total retail originations for the three months and six months ended June 30, 2023, respectively, compared to 20% for both the three months and six months ended June 30, 2022. Substantially all the loans originated with a term of 76 months or more during both the three months and six months ended June 30, 2023, and 2022, were considered to be prime and in credit tiers S, A, or B. Our underwriting processes are designed to consider various deal structure variables—such as payment-to-income, LTV, debt-to-income, and FICO® score—that compensate for longer loan terms and mitigate underwriting risk.
During the three months ended June 30, 2023, approximately 81% of our used retail originations were for vehicles with a model year of 2017 or newer. According to the Bureau of Transportation Statistics, the average age of light vehicles in operation in the United States during 2022 was approximately 12 years. Substantially all used retail originations with a term of 76 months or more during the three months ended June 30, 2023, were for vehicles with a model year of 2017 or newer.
The following table presents the percentage of total outstanding retail loans by origination year.

June 30,	2023	2022
Pre-2019	4%	10%
2019	6	11
2020	10	17
2021	22	35
2022	37	27
2023	21	—
Total retail	100%	100%
The following tables present the total retail loan and operating lease origination and purchase dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2023	2022	2023	2022
Used retail	$6,581	$9,105	64	69
New retail	2,981	3,260	28	24
Lease	788	888	8	7
Total consumer automotive financing originations (a)	$10,350	$13,253	100	100
(a)Includes CSG originations of $1.3 billion and $1.5 billion for the three months ended June 30, 2023, and 2022, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2023	2022	2023	2022
Used retail	$12,666	$16,727	64	67
New retail	5,650	6,214	28	25
Lease	1,555	1,872	8	8
Total consumer automotive financing originations (a)	$19,871	$24,813	100	100
(a)Includes CSG originations of $2.6 billion and $2.8 billion for the six months ended June 30, 2023, and 2022, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2023	2022	2023	2022
Growth channel	$5,798	$7,815	56	59
GM dealers	2,313	2,679	22	20
Stellantis dealers	2,239	2,759	22	21
Total consumer automotive financing originations	$10,350	$13,253	100	100

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2023	2022	2023	2022
Growth channel	$11,140	$14,117	56	57
GM dealers	4,434	5,105	22	20
Stellantis dealers	4,297	5,591	22	23
Total consumer automotive financing originations	$19,871	$24,813	100	100
Total consumer automotive loan and operating lease originations decreased $2.9 billion and $4.9 billion for the three months and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decreases were primarily driven by our dynamic underwriting strategies, including strategic pricing and curtailment actions to optimize our risk appetite and returns.
We have included origination metrics by loan term and FICO® Score within this MD&A. In addition, we employ our own risk evaluation, including proprietary risk models, in evaluating credit risk, as described in the section titled Automotive Financing Volume—Acquisition and Underwriting within the MD&A in our 2022 Annual Report on Form 10-K.
The following tables present the percentage of retail loan and operating lease originations and purchases, in dollars, by FICO® Score and product type. We define prime consumer automotive loans primarily as those loans with a FICO® Score at origination of 620 or greater.

	Used retail		New retail		Lease
Three months ended June 30,	2023	2022	2023	2022	2023	2022
760 +	22%	13%	19%	14%	47%	46%
720–759	14	12	13	12	17	18
660–719	30	34	30	33	22	23
620–659	18	24	18	22	9	9
540–619	9	11	3	4	3	2
< 540	3	2	—	—	—	—
Unscored (a)	4	4	17	15	2	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.

	Used retail		New retail		Lease
Six months ended June 30,	2023	2022	2023	2022	2023	2022
760 +	19%	12%	18%	14%	48%	45%
720–759	13	12	12	12	17	18
660–719	30	34	30	32	22	23
620–659	20	25	19	22	9	9
540–619	10	10	4	4	2	3
< 540	3	2	—	—	—	—
Unscored (a)	5	5	17	16	2	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Originations with a FICO® Score of less than 620 (considered nonprime) represented 9% of total consumer loan and operating lease originations for both the three months and six months ended June 30, 2023, compared to 10% and 9% for the three months and six months ended June 30, 2022, respectively. Consumer loans and operating leases with FICO® Scores of less than 540 represented 2% of total originations for both the three months and six months ended June 30, 2023, compared to 2% and 1% for the three months and six months ended June 30, 2022, respectively. Nonprime applications are subject to more stringent underwriting criteria (for example, minimum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was $8.8 billion at both June 30, 2023, and December 31, 2022, which represented approximately 10.4% and 10.6% of our total consumer automotive loans at June 30, 2023, and December 31, 2022, respectively. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
During the first quarter of 2023, we amended our relationship with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we decreased our committed facility from a maximum of $5.0 billion to a maximum of $4.0 billion to support our continued efforts to optimize risk-adjusted returns. This commitment is effective for 364 days. As part of the agreement, we purchase finance receivables meeting certain prescribed eligibility requirements on a periodic basis from Carvana. We also have the opportunity to purchase additional contracts from Carvana on an ad-hoc basis that may fall outside of the prescribed eligibility requirements utilized within the recurring pools. The risk profile of the contractual purchases is similar to the volume we fund through other dealer-facing channels. All the finance receivables purchased through this channel are used vehicles, and are included in Growth channel in our consumer origination metrics. While different vintages exhibit varying performance, collectively to date, finance receivables purchased from Carvana have exhibited (1) favorable loss performance, as compared to original expectations assumed at the time of purchase, and (2) consistent delinquency and loss performance compared to loans with similar credit characteristics acquired through our indirect dealer channel. Consumer finance receivables and loans sourced from Carvana represented 7.4% of our total consumer automotive finance receivables and loans as of June 30, 2023. During the three months and six months ended June 30, 2023, loan purchases from Carvana were 10% and 9%, respectively, of our total consumer automotive financing originations.
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

	Average balance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Stellantis new vehicles	41%	30%	39%	29%
Used vehicles	25	48	26	49
GM new vehicles	21	15	22	15
Growth new vehicles	13	7	13	7
Total	100%	100%	100%	100%
Total commercial wholesale finance receivables	$13,764	$11,372	$13,331	$11,482
Average commercial wholesale financing receivables outstanding increased $2.4 billion and $1.8 billion during the three months and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The increases for the three months and six months ended June 30, 2023, as compared to the same periods in 2022, were primarily due to increased industry-wide new vehicle inventory levels. This was partially offset by reduced used vehicle inventory levels across the automotive industry.
During 2022, we amended Carvana’s commercial line of credit to a total of $2.2 billion and included a participation agreement for a total of $200 million. The participation agreement met the requirements for derecognition and therefore all outstanding amounts under this $200 million agreement were excluded from finance receivables and loans, net on our Condensed Consolidated Balance Sheet. During the three months ended June 30, 2023, the participation agreement terminated. The credit line reverted to $2.0 billion, with a scheduled maturity in the first quarter of 2024. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. This includes the line of credit being fully collateralized to mitigate counterparty credit risk in the event of a default. Carvana asked us to consent to Carvana offering a second-priority lien on much of our collateral, in connection with Carvana’s announcement, on March 22, 2023, that it would be offering noteholders the option to exchange their unsecured notes. On June 2, 2023, Carvana announced the expiration and termination of that offer. Carvana asked us again to consent to Carvana offering a second-priority lien on much of our collateral in connection with Carvana’s announcement, on July 19, 2023, that it had entered into a transaction support agreement with a group of noteholders representing over 90% of the aggregate principal amount outstanding of its existing senior unsecured notes. We considered this consent request in the context of our long-standing business relationship with Carvana, and with the requirement that the terms of Carvana’s debt exchange not impair our first-lien priority on motor

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
vehicles or other collateral. We agreed to terms under which we would grant such consent, while maintaining our collateral position, if Carvana decides to complete the debt exchange. At June 30, 2023, Carvana’s gross wholesale floorplan assets outstanding balance was $557 million.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans increased $1.1 billion and $1.0 billion for the three months and six months ended June 30, 2023, respectively, compared to the same periods in 2022, to an average of $5.9 billion for both the three months and six months ended June 30, 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2023	2022	Favorable/(unfavorable) % change	2023	2022	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$310	$280	11	$616	$560	10
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	29	20	45	55	37	49
Other gain (loss) on investments, net (b)	25	(127)	120	97	(141)	169
Other income	2	5	(60)	5	9	(44)
Total insurance premiums and other income	366	178	106	773	465	66
Expense
Insurance losses and loss adjustment expenses	134	89	(51)	222	147	(51)
Acquisition and underwriting expense
Compensation and benefits expense	27	24	(13)	55	52	(6)
Insurance commissions expense	158	151	(5)	315	300	(5)
Other expenses	39	36	(8)	81	75	(8)
Total acquisition and underwriting expense	224	211	(6)	451	427	(6)
Total expense	358	300	(19)	673	574	(17)
Income (loss) from continuing operations before income tax expense	$8	$(122)	107	$100	$(109)	192
Total assets	$8,890	$8,819	1	$8,890	$8,819	1
Insurance premiums and service revenue written	$299	$262	14	$606	$527	15
Combined ratio (c)	114.6%	106.0%		108.3%	101.3%
(a)Includes interest expense of $7 million and $15 million for the three months and six months ended June 30, 2023, respectively, and $11 million and $23 million for the three months and six months ended June 30, 2022.
(b)Includes net unrealized gains on equity securities of $24 million and $89 million for the three months and six months ended June 30, 2023, respectively, and net unrealized losses on equity securities of $136 million and $197 million for the three months and six months ended June 30, 2022.
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
Our Insurance operations earned income from continuing operations before income tax expense of $8 million and $100 million for the three months and six months ended June 30, 2023, respectively, compared to losses of $122 million and $109 million for the three months and six months ended June 30, 2022. The increases for the three months and six months ended June 30, 2023, as compared to the same periods in 2022, were primarily driven by increases in other gain on investments, net, and insurance premiums and service revenue earned. These increases were partially offset by increases in insurance losses and loss adjustment expenses.
Insurance premiums and service revenue earned was $310 million and $616 million for the three months and six months ended June 30, 2023, respectively, compared to $280 million and $560 million for the three months and six months ended June 30, 2022. The increases for the three months and six months ended June 30, 2023, as compared to the same periods in 2022, were primarily driven by higher P&C earned premium from higher dealer inventory levels and growth in other dealer-related protection products.
Other gain on investments, net was $25 million and $97 million for the three months and six months ended June 30, 2023, respectively, compared to other loss on investments, net of $127 million and $141 million for the same periods in 2022. The increases for the three months and six months ended June 30, 2023, were primarily attributable to $24 million and $89 million, respectively, of unrealized gains on equity securities, consistent with broader stock market performance, as compared to results from the three months and six months ended June 30, 2022, which included $136 million and $197 million of unrealized losses. For the six months ended June 30, 2023, the increase was partially offset by a $48 million decrease in realized gains from equity securities, as elevated realized gains for the comparative period did not reoccur.
Insurance losses and loss adjustment expenses totaled $134 million and $222 million for the three months and six months ended June 30, 2023, respectively, compared to $89 million and $147 million for the same periods in 2022. Loss and loss adjustment expenses for the three

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
months and six months ended June 30, 2023, increased primarily due to increased weather-related losses attributable to higher weather frequency and severity, as well as growing dealer inventory levels. During the three months and six months ended June 30, 2023, weather-related loss and loss adjustment expenses from our vehicle inventory insurance program was $51 million and $65 million, respectively, compared to $26 million and $28 million during the same periods in 2022. We utilized our excess of loss reinsurance and ceded weather-related losses on our vehicle inventory insurance program for the first quarter of 2023 as losses exceeded the $14 million retention limit. In April 2023, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related losses under which retention limits vary for each quarter. Additionally, higher GAP losses for the three months and six months ended June 30, 2023, were primarily driven by higher loss frequency and severity following elevated used vehicle values during 2022 that reduced losses in the prior year.
Our combined ratio was 114.6% and 108.3% for the three months and six months ended June 30, 2023, respectively, compared to 106.0% and 101.3% for the three months and six months ended June 30, 2022. The increases were primarily driven by an increase in insurance losses and loss adjustment expenses during the three months and six months ended June 30, 2023, partially offset by higher earned premiums.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Finance and insurance products
Vehicle service contracts	$184	$190	$354	$356
Guaranteed asset protection and other finance and insurance products (a)	58	44	114	78
Total finance and insurance products	242	234	468	434
Property and casualty insurance (b)	49	25	124	90
Other premium and service revenue written (c)	8	3	14	3
Total	$299	$262	$606	$527
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
Insurance premiums and service revenue written was $299 million and $606 million for the three months and six months ended June 30, 2023, respectively, compared to $262 million and $527 million for the same periods in 2022. The increases were primarily due to higher F&I premiums for other ancillary products in the U.S. and higher volume in Canada, partially offset by a continued shift in VSC product mix toward dealer reinsurance structures, where we earn a fee to administer the contract and cede premium and losses from the contract to the dealer. Additionally, there were increases in written premiums from our P&C business primarily from rising dealer inventory levels and growth in other dealer property and liability products, as well as, growth in other premium and service revenue written from non-automotive assumed reinsurance business.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents
Noninterest-bearing cash	$55	$91
Interest-bearing cash	467	401
Total cash and cash equivalents	522	492
Equity securities	753	675
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	488	485
U.S. States and political subdivisions	395	474
Foreign government	168	146
Agency mortgage-backed residential	990	1,026
Mortgage-backed residential	228	235
Corporate debt	1,736	1,719
Total available-for-sale securities (amortized cost of $4,527 and $4,636)	4,005	4,085
Total cash, cash equivalents, and securities	$5,280	$5,252
In addition to these cash and investment securities, the Insurance segment has interest-bearing intercompany arrangements with Corporate and Other, callable on demand. The intercompany loan balance due to Insurance was $510 million and $417 million at June 30, 2023, and December 31, 2022, respectively. Related interest income of $3 million and $5 million was recognized for the three months and six months ended June 30, 2023, respectively, and $2 million and $5 million was recognized for the three months and six months ended June 30, 2022.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2023	2022	Favorable/(unfavorable) % change	2023	2022	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$151	$139	9	$304	$269	13
Interest expense	98	83	(18)	197	160	(23)
Net financing revenue and other interest income	53	56	(5)	107	109	(2)
Gain on mortgage loans, net	5	4	25	9	18	(50)
Total net revenue	58	60	(3)	116	127	(9)
Provision for credit losses	—	—	—	(1)	—	n/m
Noninterest expense
Compensation and benefits expense	5	6	17	11	12	8
Other operating expenses	32	48	33	64	98	35
Total noninterest expense	37	54	31	75	110	32
Income from continuing operations before income tax expense	$21	$6	n/m	$42	$17	147
Total assets	$18,997	$19,126	(1)	$18,997	$19,126	(1)
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $21 million and $42 million for the three months and six months ended June 30, 2023, respectively, compared to $6 million and $17 million for the three months and six months ended June 30, 2022. The increases for the three months and six months ended June 30, 2023, were primarily driven by lower noninterest expense, partially offset by lower net financing revenue and other interest income. Additionally, the increase for the six months ended June 30, 2023, was partially offset by lower net gains on the sale of mortgage loans.
Net financing revenue and other interest income was $53 million and $107 million for the three months and six months ended June 30, 2023, respectively, compared to $56 million and $109 million for the three months and six months ended June 30, 2022. The decreases in net financing revenue and other interest income for the three months and six months ended June 30, 2023, were primarily driven by a higher interest rate environment, which increased interest expense. This was partially offset by lower prepayment activity, which resulted in lower premium amortization. Premium amortization was $1 million and $2 million for the three months and six months ended June 30, 2023, respectively, compared to $5 million and $14 million for the three months and six months ended June 30, 2022. During the three months and six months ended June 30, 2023, we purchased $5 million and $7 million of mortgage loans that were originated by third parties, respectively, compared to $808 million and $1.6 billion during the three months and six months ended June 30, 2022. We originated $36 million and $56 million of mortgage loans held-for-investment during the three months and six months ended June 30, 2023, respectively, compared to $300 million and $984 million during the three months and six months ended June 30, 2022.
Gain on sale of mortgage loans, net, was $5 million and $9 million for the three months and six months ended June 30, 2023, respectively, compared to $4 million and $18 million for the three months and six months ended June 30, 2022. The decrease for the six months ended June 30, 2023, was attributable to lower volume on direct-to-consumer mortgage originations and the subsequent sale of these loans to BMC. We originated $231 million and $408 million of loans held-for-sale during the three months and six months ended June 30, 2023, respectively, compared to $584 million and $1.6 billion during the three months and six months ended June 30, 2022.
Total noninterest expense was $37 million and $75 million for the three months and six months ended June 30, 2023, respectively, compared to $54 million and $110 million for the same periods in 2022. The decreases for the three months and six months ended June 30, 2023, were primarily driven by lower operating expenses due to lower origination volumes.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the total UPB of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended June 30, 2023
740 +	$34	83
720–739	4	10
700–719	2	5
680–699	1	2
Total consumer mortgage financing volume	$41	100
Three months ended June 30, 2022
740 +	$903	81
720–739	119	11
700–719	73	7
680–699	12	1
660–679	1	—
Total consumer mortgage financing volume	$1,108	100
Six months ended June 30, 2023
740 +	$55	87
720–739	5	8
700–719	2	3
680–699	1	2
Total consumer mortgage financing volume	$63	100
Six months ended June 30, 2022
740 +	$2,169	83
720–739	276	10
700–719	148	6
680–699	22	1
660–679	2	—
Total consumer mortgage financing volume	$2,617	100
During the three months and six months ended June 30, 2023, respectively, we purchased and originated fewer consumer mortgage held-for-investment loans, as compared to the three months and six months ended June 30, 2022. The decreases were primarily driven by the elevated interest rate environment. When interest rates rise, the likelihood of refinancing decreases and origination volumes tend to decrease.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium (discount) ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
June 30, 2023
Adjustable-rate	$397	2	3.35%	$2	53.31%	774
Fixed-rate	18,501	98	3.18	(6)	54.49	783
Total	$18,898	100	3.18	$(4)	54.46	782
December 31, 2022
Adjustable-rate	$408	2	3.18%	$2	52.64%	771
Fixed-rate	19,039	98	3.18	(4)	54.69	782
Total	$19,447	100	3.18	$(2)	54.65	781
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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2023	2022	Favorable/(unfavorable) % change	2023	2022	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$232	$102	127	$458	$195	135
Interest on loans held-for-sale	2	2	—	10	4	150
Interest expense	142	27	n/m	273	39	n/m
Net financing revenue and other interest income	92	77	19	195	160	22
Total other revenue	28	19	47	57	43	33
Total net revenue	120	96	25	252	203	24
Provision for credit losses	15	8	(88)	30	14	(114)
Noninterest expense
Compensation and benefits expense	17	15	(13)	45	38	(18)
Other operating expenses	16	13	(23)	33	27	(22)
Total noninterest expense	33	28	(18)	78	65	(20)
Income from continuing operations before income tax expense	$72	$60	20	$144	$124	16
Total assets	$10,190	$8,890	15	$10,190	$8,890	15
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $72 million and $144 million for the three months and six months ended June 30, 2023, respectively, compared to income earned of $60 million and $124 million for the three months and six months ended June 30, 2022. The increases for the three months and six months ended June 30, 2023, were primarily due to higher net financing and other revenue, partially offset by higher provision for credit losses and noninterest expense as compared to the three months and six months ended June 30, 2022.
Net financing revenue and other interest income was $92 million and $195 million for the three months and six months ended June 30, 2023, respectively, compared to $77 million and $160 million for the three months and six months ended June 30, 2022. The increases for the three months and six months ended June 30, 2023, were primarily due to higher average assets from continued growth in the portfolio, as well as higher interest income resulting from higher rates and all loans in the portfolio being variable rate. This was partially offset by an increase in interest expense as benchmark interest rates continued to rise.
Other revenue increased $9 million and $14 million for the three months and six months ended June 30, 2023, respectively, compared to the three months and six months ended June 30, 2022. The increases were primarily due to higher syndication and fee income for the three months and six months ended June 30, 2023, as compared to the same periods in 2022.
The provision for credit losses increased $7 million and $16 million for the three months and six months ended June 30, 2023, respectively, compared to the three months and six months ended June 30, 2022. The increases were primarily driven by specific reserve activity. In the three months ended June 30, 2023, net charge-offs of $56 million were driven by the charge-off of one exposure in our legacy healthcare cashflow vertical, which was fully reserved for and did not impact provision expense in the three months ended June 30, 2023. We previously ceased all originations within this vertical. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $5 million and $13 million for the three months and six months ended June 30, 2023, respectively, compared to the three months and six months ended June 30, 2022. The increases were primarily due to higher direct and allocated expenses related to the growth of the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Credit Portfolio
The following table presents loans held-for-sale, the amortized cost of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations. As of June 30, 2023, 60.0% of our loans and lending commitments were asset-based, with 99.9% in a first-lien position.

($ in millions)	June 30, 2023	December 31, 2022
Loans held-for-sale, net	$48	$445
Finance receivables and loans (a)	$10,132	$10,147
Unfunded lending commitments (b)	$7,941	$6,390
Total serviced loans	$14,593	$14,823
(a)Includes $9.0 billion of commercial and industrial loans at both June 30, 2023, and December 31, 2022, and $1.1 billion of commercial real estate loans at both June 30, 2023, and December 31, 2022. Our commercial real estate loans are currently focused on lending to skilled nursing facilities, senior housing, and medical office buildings.
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

	June 30, 2023	December 31, 2022
Industry
Financial services	42.1%	40.9%
Services	15.0	13.4
Health services	13.4	14.5
Machinery, equipment, and electronics	7.5	7.3
Automotive and transportation	7.0	8.7
Chemicals and metals	6.6	7.0
Wholesale	2.6	2.6
Other manufactured products	2.1	2.1
Retail trade	1.6	1.7
Other	2.1	1.8
Total finance receivables and loans	100.0%	100.0%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Corporate and Other
The following table summarizes the activities of Corporate and Other, which primarily consist of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock as well as other strategic investments through Ally Ventures, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, the activity related to Ally Invest, Ally Lending, Ally Credit Card, CRA loans and investments, and reclassifications and eliminations between the reportable operating segments. Additionally, Corporate and Other includes costs that are not allocated to our reportable operating segments as part of our COH methodology, which involves management judgment. Refer to Note 22 to the Condensed Consolidated Financial Statements for more information.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2023	2022	Favorable/(unfavorable) % change	2023	2022	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$352	$95	n/m	$671	$153	n/m
Interest on loans held-for-sale	3	2	50	7	3	133
Interest and dividends on investment securities and other earning assets (b)	216	174	24	425	336	26
Interest on cash and cash equivalents	85	5	n/m	138	7	n/m
Total financing revenue and other interest income	656	276	138	1,241	499	149
Interest expense
Original issue discount amortization (c)	15	13	(15)	30	26	(15)
Other interest expense (d)	591	(47)	n/m	1,064	(82)	n/m
Total interest expense	606	(34)	n/m	1,094	(56)	n/m
Net financing revenue and other interest income	50	310	(84)	147	555	(74)
Other revenue
Other gain on investments, net	—	2	(100)	3	20	(85)
Other income, net of losses	53	57	(7)	57	105	(46)
Total other revenue	53	59	(10)	60	125	(52)
Total net revenue	103	369	(72)	207	680	(70)
Provision for credit losses	81	68	(19)	162	125	(30)
Total noninterest expense (e)	221	211	(5)	483	432	(12)
(Loss) income from continuing operations before income tax expense	$(199)	$90	n/m	$(438)	$123	n/m
Total assets	$45,407	$41,690	9	$45,407	$41,690	9
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
(e)Includes reductions of $331 million and $665 million for the three months and six months ended June 30, 2023, respectively, and $316 million and $634 million for the three months and six months ended June 30, 2022, related to the allocation of COH expenses to other segments. The receiving segments record their allocation of COH expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the scheduled remaining amortization of the original issue discount at June 30, 2023.

Year ended December 31, ($ in millions)	2023	2024	2025	2026	2027	2028 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$832	$764	$690	$608	$513	$—
Total amortization (b)	31	68	74	82	95	513	$863
(a)The maximum annual scheduled amortization for any individual year is $141 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax expense of $199 million and $438 million for the three months and six months ended June 30, 2023, respectively, compared to income of $90 million and $123 million for the three months and six months ended June 30, 2022. The decreases in income for the three months and six months ended June 30, 2023, were primarily driven by an increase in interest expense due to a higher interest rate environment, in addition to a decrease in other revenue due to losses on certain equity-method investments during the six months ended June 30, 2023. The losses were partially offset by an increase in total financing revenue and other interest income.
Total financing revenue and other interest income was $656 million and $1.2 billion for the three months and six months ended June 30, 2023, respectively, compared to $276 million and $499 million for the three months and six months ended June 30, 2022. The increases were primarily driven by the impacts of a higher interest rate environment on the investment securities portfolio and hedging activities, in addition to higher interest associated with cash and cash equivalents and growth within unsecured lending.
Total interest expense increased $640 million and $1.2 billion for the three months and six months ended June 30, 2023, respectively, compared to the three months and six months ended June 30, 2022. The increases were primarily driven by a higher interest rate environment, resulting in higher funding costs.
Total other revenue decreased $6 million and $65 million for the three months and six months ended June 30, 2023, respectively, compared to the three months and six months ended June 30, 2022. The decrease for the three months ended June 30, 2023, was primarily driven by lower income from equity-method investments and hedging activity, partially offset by increased fee income at Ally Invest. The decrease during the six months ended June 30, 2023, was primarily driven by losses related to certain equity-method investments.
The provision for credit losses increased $13 million and $37 million for the three months and six months ended June 30, 2023, respectively, compared to the three months and six months ended June 30, 2022. For the three months and six months ended June 30, 2023, the increases in provision for credit losses were primarily driven by higher net charge-offs within Ally Credit Card and Ally Lending, partially offset by lower portfolio growth in Ally Lending and Ally Credit Card as compared to the three months and six months ended June 30, 2022. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $10 million and $51 million for the three months and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The increases were primarily driven by increased compensation and benefits expense and other operating expenses.
Total assets were $45.4 billion as of June 30, 2023, compared to $41.7 billion as of June 30, 2022. This increase was primarily driven by an increase in our cash and cash equivalents balance within our investment portfolios, along with growth in consumer loans associated with Ally Lending and Ally Credit Card. Additionally, as of June 30, 2023, the amortized cost of the legacy mortgage portfolio was $255 million, compared to $322 million at June 30, 2022, which partially offset the increase.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents
Noninterest-bearing cash	$481	$451
Interest-bearing cash	8,969	4,628
Total cash and cash equivalents	9,450	5,079
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,541	1,531
U.S. States and political subdivisions	270	286
Agency mortgage-backed residential	14,866	15,607
Mortgage-backed residential	3,915	4,064
Agency mortgage-backed commercial	3,684	3,535
Asset-backed	383	433
Total available-for-sale securities (amortized cost of $29,282 and $30,227)	24,659	25,456
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	850	884
Total held-to-maturity securities (amortized cost of $1,030 and $1,062)	850	884
Total cash, cash equivalents, and securities	$34,959	$31,419
Other Investments
The following table summarizes other investments at carrying value for Corporate and Other. Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for further information on these investments.

($ in millions)	June 30, 2023	December 31, 2022
Other assets
Investment in qualified affordable housing projects	$1,642	$1,596
Nonmarketable equity investments	814	794
Equity-method investments (a)	571	563
Total other investments	$3,027	$2,953
(a)Primarily comprises 58 and 55 investments made in connection with our CRA program at June 30, 2023, and December 31, 2022, respectively. The carrying value of these investments was $564 million and $557 million at June 30, 2023, and December 31, 2022, respectively.
Nonmarketable equity investments and equity-method investments include strategic investments made through Ally Ventures. Ally Ventures identifies, invests in, and builds relationships with key startups. At June 30, 2023, the carrying value of investments made through Ally Ventures was $66 million, comprising 18 investments, as compared to $81 million comprising 18 investments at December 31, 2022. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information.

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

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Trading days (a)	62.0	62.0	62.5	64.0	62.0
Average customer trades per day, (in thousands)	26.2	29.1	27.1	29.1	33.7
Funded accounts (b) (in thousands)	521	523	518	521	518
Total net customer assets (b) ($ in millions)	$14,945	$14,060	$12,834	$13,095	$13,508
Total customer cash balances (b) ($ in millions)	$1,578	$1,622	$1,757	$1,917	$2,027
(a)Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across the brokerage, robo, and wealth management portfolios.
During the three months ended June 30, 2023, total funded accounts remained relatively flat from the prior quarter and increased 1% from the second quarter of 2022. Average customer trades per day decreased 10% from the prior quarter and decreased 22% from the second quarter of 2022, driven primarily by lower customer engagement and market volatility. Additionally, net customer assets increased 6% from the prior quarter and increased 11% from the second quarter of 2022, as a result of increases in equity market valuations.
Ally Lending
Ally Lending is our unsecured personal lending offering, which primarily serves home improvement and medical service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. Total active merchants totaled approximately 3,300 as of June 30, 2023, reflecting a decrease of 4% from June 30, 2022. Total active borrowers totaled approximately 500,000 as of June 30, 2023, reflecting an increase of 26% compared to June 30, 2022.
The following table presents personal lending originations by average FICO® Score.

	Three months ended June 30, 2023		Three months ended June 30, 2022		Six months ended June 30, 2023		Six months ended June 30, 2022
($ in millions)	Volume	Average FICO®	Volume (a)	Average FICO®	Volume	Average FICO®	Volume (a)	Average FICO®
Total personal lending originations	$436	755	$591	734	$876	751	$1,033	734
(a)Includes loans for which we have elected the fair value option measurement during the three months and six months ended June 30, 2022.
During the three months and six months ended June 30, 2023, respectively, personal lending originations decreased $155 million and $157 million to $436 million and $876 million, as compared to the three months and six months ended June 30, 2022.
The carrying value of our personal lending portfolio was $2.2 billion at June 30, 2023, compared to $1.5 billion at June 30, 2022, while the associated yield was 10.0% for both the three months and six months ended June 30, 2023, respectively, as compared to 11.9% and 12.3% for the three months and six months ended June 30, 2022. The decreases in associated yield for the three months and six months ended June 30, 2023, as compared to the same periods in 2022, were due to increased originations in the home improvement vertical, as well as a shift in origination mix to customers with higher average FICO® scores.
The following table presents the percentage of total finance receivables and loans of Ally Lending by vertical. The finance receivables and loans are reported at amortized cost.

	June 30, 2023	December 31, 2022
Vertical
Home improvement	67.7%	61.9%
Medical	32.1	37.9
Other	0.2	0.2
Total finance receivables and loans (a)	100.0%	100.0%
(a)Includes loans for which we have elected the fair value option measurement.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Ally Credit Card
Ally Credit Card is our scalable, digital-first credit card platform that features leading-edge technology, and a proprietary, analytics-based underwriting model. The following table presents total active cardholders and finance receivables and loans.

	June 30, 2023	December 31, 2022
Total active cardholders (in thousands)	1,146	1,042
Finance receivables and loans ($ in millions)	$1,757	$1,599

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities based on our reportable operating segments.

($ in millions)	June 30, 2023	December 31, 2022
Finance receivables and loans
Automotive Finance (a)	$105,025	$102,070
Mortgage Finance	18,894	19,445
Corporate Finance	10,132	10,147
Corporate and Other (b)	4,398	4,086
Total finance receivables and loans	138,449	135,748
Loans held-for-sale
Automotive Finance	10	6
Mortgage Finance (c)	36	13
Corporate Finance	48	445
Corporate and Other	203	190
Total loans held-for-sale	297	654
Total on-balance-sheet loans	138,746	136,402
Whole-loan sales
Automotive Finance	653	227
Corporate and Other	130	103
Total off-balance-sheet loans (d)	783	330
Operating lease assets
Automotive Finance	9,930	10,444
Total operating lease assets	9,930	10,444
Total loan and operating lease exposure	$149,459	$147,176
(a)Includes a liability of $432 million and $617 million associated with fair value hedging adjustments at June 30, 2023, and December 31, 2022, respectively. Refer to Note 18 to the Condensed Consolidated Financial Statements for additional information.
(b)Includes $255 million and $290 million of consumer mortgage loans in our legacy mortgage portfolio at June 30, 2023, and December 31, 2022, respectively.
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. The unemployment rate remained low at 3.6% as of June 30, 2023. Sales of new light vehicles rose to an average annual rate of 15.6 million during the second quarter of 2023. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million in 2019, driving an increase in used vehicle values, as further described in the section below titled Operating Lease Vehicle Terminations and Remarketing. Additionally, used vehicle values may also be impacted by availability, the price of new vehicles, or changes in customer preferences. However, macroeconomic risks remain elevated.
Consumer Credit Portfolio
During the three months and six months ended June 30, 2023, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, high-quality jumbo and LMI mortgage loans that are obtained through bulk loan purchases and direct-to-consumer mortgage originations, as well as point-of-sale personal lending through Ally Lending. We also offer revolving, unsecured loans through Ally Credit Card. The carrying value of our nonprime held-for-investment consumer automotive loans before allowance for loan losses represented approximately 10.4% and 10.6% of our total consumer automotive loans at June 30, 2023, and December 31, 2022, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Consumer automotive (c) (d)	$84,294	$83,286	$1,098	$1,187	$—	$—
Consumer mortgage
Mortgage Finance	18,894	19,445	38	34	—	—
Mortgage — Legacy	255	290	14	15	—	—
Total consumer mortgage	19,149	19,735	52	49	—	—
Consumer other
Personal Lending (e)	2,170	1,987	11	13	—	—
Credit Card	1,757	1,599	55	43	—	—
Total consumer other	3,927	3,586	66	56	—	—
Total consumer finance receivables and loans	$107,370	$106,607	$1,216	$1,292	$—	$—
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
(d)Includes outstanding CSG loans of $10.3 billion and $10.0 billion at June 30, 2023, and December 31, 2022, respectively, and RV loans of $517 million and $578 million at June 30, 2023, and December 31, 2022, respectively.
(e)Excludes finance receivables of $3 million at December 31, 2022, for which we have elected the fair value option.
Total consumer finance receivables and loans increased $763 million at June 30, 2023, compared with December 31, 2022. The increase consists of $1.0 billion of consumer automotive finance receivables and loans and $341 million of consumer other finance receivables and loans, primarily due to loan originations outpacing portfolio runoff. These increases were partially offset by a decrease of $586 million of consumer mortgage finance receivables and loans, which resulted from portfolio runoff outpacing originations and purchases. When interest rates rise, the likelihood of refinancing decreases and origination volumes tend to decrease.
Total consumer nonperforming finance receivables and loans at June 30, 2023, decreased $76 million to $1.2 billion from December 31, 2022. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.1% and 1.2% at June 30, 2023, and December 31, 2022, respectively.
Consumer automotive loans accruing and past due 30 days or more increased $70 million at June 30, 2023, compared with December 31, 2022, as delinquencies have increased amid deterioration in macroeconomic conditions, driven by persistent inflation. During the six months ended June 30, 2023, we observed a slowing rate of increase in delinquency trends within our consumer automotive loan portfolio, as compared to the six months ended June 30, 2022.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Consumer automotive	$277	$108	1.3%	0.5%	$628	$221	1.5%	0.6%
Consumer mortgage
Mortgage Finance	—	(1)	—	—	—	(1)	—	—
Mortgage — Legacy	(1)	(3)	(1.9)	(3.1)	(2)	(5)	(1.7)	(2.8)
Total consumer mortgage	(1)	(4)	—	—	(2)	(6)	—	(0.1)
Consumer other
Personal Lending	27	13	5.1	4.0	57	28	5.4	4.6
Credit Card	36	11	8.5	3.8	65	19	7.8	3.5
Total consumer other	63	24	6.6	3.9	122	47	6.5	4.1
Total consumer finance receivables and loans	$339	$128	1.3	0.5	$748	$262	1.4	0.5
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
Our net charge-offs from total consumer finance receivables and loans were $339 million and $748 million for the three months and six months ended June 30, 2023, respectively, compared to net charge-offs of $128 million and $262 million for the three months and six months ended June 30, 2022. Net charge-offs for our consumer automotive portfolio increased by $169 million and $407 million for the three months and six months ended June 30, 2023, respectively, compared to the same periods in 2022, as delinquencies have increased amid deterioration in macroeconomic conditions, driven by persistent inflation. During the six months ended June 30, 2023, we observed a slowing rate of increase in delinquency trends within our consumer automotive loan portfolio, as compared to the six months ended June 30, 2022.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Consumer automotive (a)	$9,772	$12,365	$18,786	$22,941
Consumer mortgage (b)	267	885	464	2,565
Consumer other (c) (d)	436	591	876	1,033
Total consumer loan originations	$10,475	$13,841	$20,126	$26,539
(a)Includes loans purchased under forward flow agreements with automotive retailers, as well as $210 million and $470 million of loans originated as held-for-sale for the three months and six months ended June 30, 2023, respectively.
(b)Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $231 million and $408 million of loans originated as held-for-sale for the three months and six months ended June 30, 2023, respectively, and $584 million and $1.6 billion for the three months and six months ended June 30, 2022.
(c)Includes loans related to our Ally Lending business for which we have elected the fair value option measurement during the three months and six months ended June 30, 2022.
(d)Excludes credit card loans which are revolving in nature.
Total consumer loan originations decreased $3.4 billion and $6.4 billion for the three months and six months ended June 30, 2023, respectively, compared to the three months and six months ended June 30, 2022. The decreases were primarily due to decreased loan originations within the consumer automotive portfolio, as a result of our dynamic underwriting strategies, including strategic pricing and curtailment actions to optimize our risk appetite and returns. The decreases were also impacted by decreased loan originations within the consumer mortgage portfolio, due to a higher interest rate environment.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table shows the percentage of consumer finance receivables and loans by state concentration based on amortized cost.

	June 30, 2023 (a)			December 31, 2022
	Consumer automotive	Consumer mortgage	Consumer other (b)	Consumer automotive	Consumer mortgage	Consumer other (b)
California	8.6%	39.0%	7.7%	8.7%	38.8%	8.4%
Texas	13.7	7.3	7.7	13.6	7.3	7.7
Florida	9.6	6.5	7.7	9.5	6.6	7.8
Pennsylvania	4.5	2.1	4.5	4.5	2.1	4.6
Georgia	4.1	2.9	3.4	4.1	2.9	3.5
North Carolina	4.2	1.9	4.8	4.1	1.9	4.6
New York	3.6	1.9	4.5	3.6	1.9	4.8
Illinois	3.4	2.8	4.3	3.5	2.8	4.3
New Jersey	3.2	2.4	3.6	3.2	2.4	3.6
Ohio	3.4	0.4	3.6	3.4	0.4	3.6
Other United States	41.7	32.8	48.2	41.8	32.9	47.1
Total consumer loans	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at June 30, 2023.
(b)Excludes $3 million of finance receivables at December 31, 2022, for which we have elected the fair value option.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.3% and 26.5% of our total outstanding consumer finance receivables and loans at June 30, 2023, and December 31, 2022, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed automotive loan assets in our Automotive Finance operations were $207 million and $183 million at June 30, 2023, and December 31, 2022, respectively, and foreclosed mortgage assets were $1 million and $2 million at June 30, 2023, and December 31, 2022, respectively.
Commercial Credit Portfolio
During the three months and six months ended June 30, 2023, the credit performance of the commercial portfolio remained strong. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Commercial
Commercial and industrial
Automotive	$16,293	$14,595	$24	$5	$—	$—
Other (c)	9,124	9,154	161	157	—	—
Commercial real estate	5,662	5,389	3	—	—	—
Total commercial finance receivables and loans	$31,079	$29,138	$188	$162	$—	$—
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
Total commercial finance receivables and loans outstanding increased $1.9 billion from December 31, 2022, to $31.1 billion at June 30, 2023. Results were driven by a $1.9 billion increase in our Automotive Finance segment, primarily within the commercial and industrial receivables class.
Total commercial nonperforming finance receivables and loans were $188 million at June 30, 2023, reflecting an increase of $26 million compared to December 31, 2022. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans was 0.6% at both June 30, 2023, and December 31, 2022.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Commercial
Commercial and industrial
Automotive	$4	$—	0.1%	—%	$4	$(1)	0.1%	—%
Other	56	26	2.5	1.5	56	26	1.2	0.7
Commercial real estate	—	(1)	—	(0.1)	—	(1)	—	—
Total commercial finance receivables and loans	$60	$25	0.8	0.4	$60	$24	0.4	0.2
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
Our net charge-offs from total commercial finance receivables and loans were $60 million for both the three months and six months ended June 30, 2023, compared to net charge-offs of $25 million and $24 million for the three months and six months ended June 30, 2022, respectively. The increases for the three months and six months ended June 30, 2023, were primarily driven by our Corporate Finance operations and included the charge-off of one exposure during the three months ended June 30, 2023. The charged-off exposure was part of our legacy healthcare cashflow vertical. We previously ceased all originations within this vertical. Additionally, the increase in net charge-offs for the three months and six months ended June 30, 2023, were also impacted by a charge-off of one exposure related to our Automotive Finance operations during the three months ended June 30, 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $5.7 billion and $5.4 billion at June 30, 2023, and December 31, 2022, respectively, which represented 4.1% and 4.0% of total outstanding finance receivables and loans at June 30, 2023, and December 31, 2022. There were $4.4 billion and $4.2 billion of commercial real estate loans included in the Automotive Finance segment at June 30, 2023, and December 31, 2022, respectively, and $1.1 billion of commercial real estate loans included in the Corporate Finance segment at both June 30, 2023, and December 31, 2022.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

	June 30, 2023	December 31, 2022
Florida	19.2%	17.9%
Texas	14.8	14.9
California	8.5	8.4
North Carolina	5.4	5.3
New York	5.4	6.3
Michigan	4.2	4.2
Ohio	3.9	4.2
Georgia	3.2	3.1
Utah	2.6	2.9
Missouri	2.6	2.6
Other United States	30.2	30.2
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures decreased $30 million from December 31, 2022, to $2.6 billion at June 30, 2023. The decrease in total criticized exposures was primarily driven by a decrease in Special Mention and Doubtful loans within the commercial and industrial portfolio class. This included the charge-off of one exposure within our Corporate Finance operations during the three months ended June 30, 2023. The charged-off exposure was part of our legacy healthcare cashflow vertical. Total criticized exposures were 8.4% and 9.1% of total commercial finance receivables and loans at June 30, 2023, and December 31, 2022, respectively, representing strong overall credit performance as the commercial loan portfolio continues to grow.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

	June 30, 2023	December 31, 2022
Industry
Automotive	55.0%	53.4%
Electronics	10.7	11.9
Services	10.7	6.5
Other	23.6	28.2
Total commercial criticized finance receivables and loans	100.0%	100.0%
Allowance for Loan Losses
Our quantitatively determined allowance under CECL is impacted by certain forecasted economic factors as further described in Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K. For example, our consumer automotive allowance for loan losses is most sensitive to state-level unemployment rates. Our process for determining the allowance for loan losses considers a borrower’s willingness and ability to pay and considers other factors, including loan modification programs. In addition to our quantitative allowance for loan losses, we also incorporate qualitative adjustments that may relate to idiosyncratic risks, weather-related events, changes in current economic conditions that may not be reflected in quantitatively derived results, and other macroeconomic uncertainty. We also

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
monitor model performance, using model error and related assessments, and we may incorporate qualitative reserves to adjust our quantitatively determined allowance if we observe deterioration in model performance. Additionally, we perform a sensitivity analysis of our allowance utilizing varying macroeconomic scenarios, as described further within Critical Accounting Estimates — Allowance for Credit Losses within the MD&A in our 2022 Annual Report on Form 10-K.
Through June 30, 2023, forecasted economic variables incorporated into our quantitative allowance processes were updated to include the current macroeconomic environment and our future expectations reflecting mild recessionary conditions in 2023. This included (but were not limited to) the following: the unemployment rate rising to approximately 4.6% in the first quarter of 2024, before reverting to the historical mean of approximately 6.2% by the second quarter of 2026, negative GDP growth as measured on a quarter-over-quarter seasonally adjusted annualized rate basis in the third and fourth quarter of 2023, before reverting to the historical mean of approximately 1.9% by the second quarter of 2026, and relatively consistent new light vehicle sales on a seasonally adjusted annualized rate basis of approximately 15 million units through the forecast horizon. Additionally, we maintain a qualitative allowance framework to account for ongoing uncertainty and volatility in the macroeconomic environment (including the impact of inflationary pressures) that could adversely impact frequency of loss and LGD. Our overall allowance for loan losses increased $30 million from the prior quarter to $3.8 billion at June 30, 2023, representing 2.7% as a percentage of total finance receivables at both June 30, 2023, and December 31, 2022.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and six months ended June 30, 2023, and June 30, 2022, respectively.

Three months ended June 30, 2023 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at April 1, 2023	$3,022	$23	$455	$3,500	$251	$3,751
Charge-offs (a)	(496)	(2)	(70)	(568)	(61)	(629)
Recoveries	219	3	7	229	1	230
Net charge-offs	(277)	1	(63)	(339)	(60)	(399)
Provision due to change in portfolio size	25	(1)	27	51	4	55
Provision due to incremental charge-offs	277	(1)	63	339	60	399
Provision due to all other factors	18	—	(6)	12	(37)	(25)
Total provision for credit losses (b)	320	(2)	84	402	27	429
Other	(1)	1	—	—	—	—
Allowance at June 30, 2023	$3,064	$23	$476	$3,563	$218	$3,781
Net charge-offs to average finance receivables and loans outstanding for the three months ended June 30, 2023	1.3%	—%	6.6%	1.3%	0.8%	1.2%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2023	2.8	(5.9)	1.9	2.6	0.9	2.4
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Excludes $2 million of benefit for credit losses related to our reserve for unfunded commitments. The liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2023 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at January 1, 2023	$3,020	$27	$426	$3,473	$238	$3,711
Charge-offs (a)	(1,032)	(3)	(134)	(1,169)	(61)	(1,230)
Recoveries	404	5	12	421	1	422
Net charge-offs	(628)	2	(122)	(748)	(60)	(808)
Provision due to change in portfolio size	30	(1)	41	70	3	73
Provision due to incremental charge-offs	628	(2)	122	748	60	808
Provision due to all other factors	15	(3)	9	21	(24)	(3)
Total provision for credit losses (b)	673	(6)	172	839	39	878
Other	(1)	—	—	(1)	1	—
Allowance at June 30, 2023	$3,064	$23	$476	$3,563	$218	$3,781
Net charge-offs to average finance receivables and loans outstanding for the six months ended June 30, 2023	1.5%	—%	6.5%	1.4%	0.4%	1.2%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2023	2.4	(5.3)	2.0	2.4	1.8	2.3
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Excludes $5 million of benefit for credit losses related to our reserve for unfunded commitments. The liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

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

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
June 30, 2023
Allowance for loan losses to finance receivables and loans outstanding (a)	3.6%	0.1%	12.1%	3.3%	0.7%	2.7%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	279.2%	44.3%	719.4%	293.1%	115.7%	269.4%
Nonaccrual loans to finance receivables and loans outstanding	1.3%	0.3%	1.7%	1.1%	0.6%	1.0%
June 30, 2022
Allowance for loan losses to finance receivables and loans outstanding (a)	3.5%	0.1%	11.1%	3.1%	1.0%	2.7%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	268.8%	41.0%	n/m	276.9%	107.9%	250.1%
Nonaccrual loans to finance receivables and loans outstanding	1.3%	0.3%	0.9%	1.1%	0.9%	1.1%
n/m = not meaningful
(a)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.
The allowance for consumer loan losses as of June 30, 2023, increased $349 million compared to June 30, 2022, reflecting an increase of $179 million in the consumer automotive allowance, along with an increase of $173 million in the consumer other allowance, partially offset by a decrease of $3 million in our consumer mortgage allowance. The increase in our consumer automotive allowance was primarily driven by portfolio growth and a higher coverage rate. The increase in the consumer other allowance was primarily driven by continued portfolio growth in Ally Lending and Ally Credit Card.
The allowance for commercial loan losses as of June 30, 2023, decreased $18 million compared to June 30, 2022. The allowance for commercial loan losses remained relatively stable, as increases from portfolio growth were more than offset by a reduction in loan loss coverage from portfolio performance.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Consumer automotive	$320	$230	$673	$337
Consumer mortgage
Mortgage Finance	(1)	—	(2)	—
Mortgage — Legacy	(1)	(3)	(4)	(6)
Total consumer mortgage	(2)	(3)	(6)	(6)
Consumer other
Personal Lending	24	31	73	67
Credit Card	60	39	99	62
Total consumer other	84	70	172	129
Total consumer	402	297	839	460
Commercial
Commercial and industrial
Automotive	10	(1)	9	(1)
Other	16	7	32	16
Commercial real estate	1	(1)	(2)	(6)
Total commercial	27	5	39	9
Total provision for loan losses (a)	$429	$302	$878	$469
(a)Excludes $2 million and $5 million of benefit for credit losses related to our reserve for unfunded commitments during the three months and six months ended June 30, 2023, respectively, and $2 million of provision for credit losses during both the three months and six months ended June 30, 2022.
The provision for consumer credit losses increased $105 million and $379 million for the three months and six months ended June 30, 2023, respectively, compared to the three months and six months ended June 30, 2022. The increases in provision for consumer credit losses for the three months and six months ended June 30, 2023, were primarily driven by higher net charge-offs across our consumer portfolios.
The provision for commercial credit losses increased $22 million and $30 million for the three months and six months ended June 30, 2023, respectively, compared to the three months and six months ended June 30, 2022. The increases in provision for commercial credit losses were primarily driven by higher provisions on specific exposures within our Corporate Finance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by loan portfolio class.

	2023			2022
June 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer automotive	$3,064	3.6	81.0	$2,885	3.5	83.6
Consumer mortgage
Mortgage Finance	20	0.1	0.5	20	0.1	0.6
Mortgage — Legacy	3	1.3	0.1	6	1.9	0.2
Total consumer mortgage	23	0.1	0.6	26	0.1	0.8
Consumer other
Personal Lending	210	9.7	5.6	141	9.3	4.1
Credit Card	266	15.1	7.0	162	13.2	4.7
Total consumer other	476	12.1	12.6	303	11.1	8.8
Total consumer loans	3,563	3.3	94.2	3,214	3.1	93.2
Commercial
Commercial and industrial
Automotive	19	0.1	0.5	12	0.1	0.3
Other	165	1.8	4.4	189	2.5	5.5
Commercial real estate	34	0.6	0.9	35	0.7	1.0
Total commercial loans	218	0.7	5.8	236	1.0	6.8
Total allowance for loan losses	$3,781	2.7	100.0	$3,450	2.7	100.0
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
During the six months ended June 30, 2023, the Federal Reserve increased the federal funds target range to 5.00–5.25% to address the elevated inflation levels. In July 2023, the federal funds target range was further increased to 5.25–5.50%, with future rate increases still possible. Refer to the section below titled Net Financing Revenue Sensitivity Analysis for additional information on how future rate changes may impact net financing revenue.
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
As part of our CRA program, we make investments in CRA-eligible funds that do not qualify for LIHTCs. Many of these CRA funds feature private equity or venture capital structures, and are accounted for using the equity method of accounting. We recognize our share of the investee’s earnings based on the performance of the funds. During the three months and six months ended June 30, 2023, we recognized an $8 million gain and a $17 million loss, respectively, related to these investments. The gain for the three months ended June 30, 2023, was primarily due to a realized gain from the underlying investments of one fund. The loss for the six months ended June 30, 2023, was primarily due to broader real estate market trends adversely impacting certain funds. There were no indications of impairment within our portfolio of CRA-eligible funds as of June 30, 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
In addition, we are exposed to changes in the value of other nonmarketable equity investments without readily determinable fair market values, which may cause volatility in our earnings.
As of June 30, 2023, we had $3.9 billion of cumulative net unrealized losses on our available-for-sale securities. During the three months and six months ended June 30, 2023, we recorded $70 million of net unrealized losses and $214 million of net unrealized gains, respectively, on our available-for-sale securities. Unrealized gains and losses are recorded in other comprehensive income within our Condensed Consolidated Statement of Comprehensive Income, and are generally not realized unless we sell the securities prior to their stated maturity date. As of June 30, 2023, and December 31, 2022, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For the three months and six months ended June 30, 2023, management determined that there were no expected credit losses for securities in an unrealized loss position. Refer to Note 6 and Note 15 to the Condensed Consolidated Financial Statements for additional information.
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
LIBOR Transition
In recognition of the significance of LIBOR cessation, in July 2018, Ally formed an enterprise-wide LIBOR transition program that devotes numerous resources throughout all levels of the organization to facilitate the transition to alternative reference rates. Our program spans impacted business lines and functions to evaluate risks associated with the transition, while taking into account specific considerations related to our customers, products and instruments, and counterparty exposures. Through this program, we planned for and guided the transition away from LIBOR to alternative reference rates, and continue to evaluate the impacts and potential impacts to our existing and future contracts with customers and counterparties, financial forecasts, operational processes, technology, modeling, and vendor relationships. Our program is also subject to the governance and oversight of our Board through the RC and certain executive committees, including the ALCO and the ERMC. For a more detailed discussion of our transition away from LIBOR, refer to the section titled Risk Management—LIBOR Transition in our 2022 Annual Report on Form 10-K.
The publication of the 1-week and 2-month U.S. dollar LIBOR settings ceased to be provided or ceased to be representative as of December 31, 2021. The remaining U.S. dollar LIBOR settings ceased to be provided or ceased to be representative as of June 30, 2023. Our transition efforts included developing new products and agreements that utilize alternative reference rates, such as Prime and SOFR, and engaging our commercial customers with transitioning their existing financing agreements from LIBOR to alternative rates, as appropriate. Since the end of 2021, we have not entered into new contracts that use U.S. dollar LIBOR as a reference rate, in alignment with guidance from U.S. banking regulators. Except for certain adjustable-rate mortgage loans described in the following paragraph, we transitioned all remaining contracts away from LIBOR during the first half of 2023.
The LIBOR Act, enacted in March 2022, provides a uniform approach for replacing LIBOR as a reference interest rate in tough legacy contracts—that is, contracts that do not include effective fallback provisions—when LIBOR is no longer published or is no longer representative. Under the LIBOR Act, references to the most common tenors of LIBOR in these contracts will be replaced as a matter of law, without the need to be amended by the parties, to instead reference benchmark interest rates based on SOFR that will be identified by the FRB. The FRB issued a final rule effective February 2023, to implement the LIBOR Act. We plan to rely on the LIBOR Act and the FRB’s final rule on our LIBOR-linked contracts for a smaller portfolio of adjustable-rate mortgage loans that utilize contracts containing LIBOR-based reference rates still remaining as of June 30, 2023.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
curve. Management also evaluates nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a number of risk types.
In a stable rate scenario that assumes spot rates as of June 30, 2023, remain constant through the simulation, net financing revenue over the next 12 months is expected to increase by $36 million versus the baseline forecast, due to the shape of the market-implied forward curve.
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various shocks to the implied market forward curve as of June 30, 2023, and December 31, 2022.

	June 30, 2023		December 31, 2022
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$207	$228	$18	$(76)
+100 basis points	96	121	3	(37)
-100 basis points	(109)	(117)	(21)	21
(a)Gradual changes in interest rates are recognized over 12 months.
Since December 31, 2022, the implied forward rate curve has further inverted as short-term interest rates have increased and market expectations of long-term interest rates have remained relatively stable. During the first half of 2023, our floating-rate commercial balances and cash balances increased, we saw a shift from liquid deposits to CDs, we increased our pay-fixed swap position, and we incrementally added interest rate floor contracts that will provide benefit in certain lower-rate scenarios. The impact of these changes is reflected in our baseline net financing revenue forecast and as a result, as of June 30, 2023, we expect to modestly benefit in the near-term if rates were to move higher than the forward curve implies, as the assumed repricing of our assets and pay-fixed swap position is expected to outpace the assumed repricing of our liabilities. Over time, we expect higher interest rate shocks to negatively affect our net financing revenue, as our simulations assume a normalizing cash position and maturing pay-fixed swap position, resulting in a reversion to liability sensitivity.
Our risk position is influenced by the impact of hedging activity, which primarily consists of interest rate swaps designated as fair value hedges of certain fixed-rate assets and fixed-rate debt instruments. Additionally, we use interest rate floor contracts designated as cash flow hedges on certain floating-rate assets. The size, maturity, and mix of our hedging activities are adjusted as our balance sheet, ALM objectives, and the interest rate environment evolve over time. Our hedging strategies, however, are not designed to eliminate all interest-rate risk, and we were adversely affected from rising interest rates in 2022 and 2023.
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. Our operating lease portfolio, net of accumulated depreciation was $9.9 billion and $10.4 billion as of June 30, 2023, and December 31, 2022, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $7.9 billion and $8.3 billion as of June 30, 2023, and December 31, 2022, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A in our 2022 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Off-lease vehicles terminated (in units)	29,872	29,665	54,035	60,153
Average gain per vehicle ($ per unit)	$2,335	$1,671	$2,154	$1,655
Method of vehicle sales
Sale to dealer, lessee, and other	79%	89%	80%	89%
Auction
Internet	15	8	15	8
Physical	6	3	5	3
We recognized an average gain per vehicle of $2,335 and $2,154 for the three months and six months ended June 30, 2023, respectively, compared to an average gain per vehicle of $1,671 and $1,655 for the same periods in 2022. The increases in remarketing performance during the three months and six months ended June 30, 2023, were primarily due to normalizing volume trends in the contractually priced buyout

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
channels, as well as strong used-vehicle values. Off-lease vehicles sold to lessees and dealers decreased 10% and 9% for the three months and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The number of off-lease vehicles remarketed during the six months ended June 30, 2023, decreased 10% compared to the same period in 2022, due to lower termination volume, in alignment with lower lease origination volume during the first half of 2020 resulting from the COVID-19 pandemic.
Operating Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. Our exposure to Stellantis vehicles represented approximately 78% and 79% of our operating lease units as of June 30, 2023, and 2022, respectively.
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

June 30,	2023	2022
Sport utility vehicle	65%	62%
Truck	30	32
Car	5	6
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
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2025). Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of June 30, 2023. In recent years, we have become less reliant on market-based funding, reducing our exposure to disruptions in wholesale funding markets.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes our total available liquidity.

($ in millions)	June 30, 2023	December 31, 2022
Unencumbered highly liquid securities (a)	$20,699	$22,155
FHLB unused pledged borrowing capacity (b)	12,311	11,148
Liquid cash and equivalents (c)	9,471	5,111
Total available liquidity (d)	$42,481	$38,414
(a)Includes unencumbered U.S. federal government, U.S. agency, and highly liquid corporate debt securities.
(b)Pledged assets are primarily composed of consumer mortgage finance receivables and loans, as well as real-estate-backed loans within our Automotive Finance and Corporate Finance businesses, and non-agency mortgage-backed securities.
(c)Excludes restricted cash and foreign currency cash balances.
(d)Excludes $2.1 billion and $2.0 billion of available funding capacity through the FRB Discount Window at June 30, 2023, and December 31, 2022, respectively. Refer to Note 12 to the Condensed Consolidated Financial Statements for information on assets pledged to the FRB.
Recent Funding and Liquidity Developments
Key funding highlights from January 1, 2023, to date were as follows:
•In February 2023, we accessed the unsecured debt capital markets and raised $500 million through the issuance of subordinated notes. In June 2023, we raised $850 million through the issuance of unsecured senior notes. If the current TLAC requirements were expanded to include Category IV firms, like Ally, we would expect both issuances to be eligible for inclusion.
•We raised $777 million through the completion of term securitization transactions backed by consumer automotive loans.
•We issued $9.7 billion of brokered CDs.
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
Our liquidity position fundamentally differs from those of SVB and Signature before their failures. For example, more than 92% of deposits at Ally Bank were FDIC-insured as of June 30, 2023, compared to 12% for SVB and 10% for Signature as of December 31, 2022. Additionally, our deposit portfolio is primarily composed of granular and diversified retail customer accounts, as opposed to SVB and Signature who had large uninsured commercial deposits. Because of the market turbulence and uncertainty, however, we activated existing internal incident response procedures specifically designed to increase governance and monitoring of Ally Bank’s depositor behavior, liquidity position, and risk exposure, including frequent ongoing dialogue with the Board and supervisory authorities.
We also took specific funding actions. Even before these failures, in response to the unprecedented pace of monetary tightening in 2022 and the resultant macroeconomic uncertainty, we had increased cash and available liquidity. Refer to the section above titled Recent Funding Developments. After the failures, we continued to do so by optimizing brokered CD issuances, borrowing from the FHLB, managing securities collateral pledged to the FHLB, maintaining competitive retail deposit pricing, and managing new loan origination volumes. We had $42.5 billion of total available liquidity as of June 30, 2023, which included $12.3 billion of available FHLB capacity. Refer to the section above titled Liquidity Risk Management. FHLB funding provides us with a stable funding source, and can be drawn upon on a same-day basis if sufficiently secured with available collateral.
In support of American businesses and households, the FRB created the BTFP in March 2023 to make additional funding available to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all of their depositors. The BTFP is a further source of liquidity against high-quality securities and contributes to financial stability by eliminating a bank’s need to quickly sell those securities in times of stress. Under the BTFP, depository institutions may borrow funds by pledging collateral eligible for purchase by the FRB in open market operations, such as U.S. Treasuries and agency debt and mortgage-backed securities, in each case valued at par. We did not borrow from the BTFP through June 30, 2023. We estimate our available eligible collateral would support BTFP capacity of approximately $22.5 billion as of June 30, 2023. Additionally, as of June 30, 2023, we had $2.1 billion in total funding capacity through the FRB Discount Window, with no debt outstanding during the first half of 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
On April 28, 2023, in a statement accompanying the review of the FRB’s supervision and regulation of SVB, FRB Vice Chair for Supervision Barr highlighted a plan to revisit the Tailoring Rules and develop stronger capital, liquidity, stress-testing, and other standards for Category IV firms like Ally. In July 2023, the U.S. banking agencies issued a proposed rule to customize and implement revisions to the global Basel III capital framework (commonly known as the Basel III endgame or as Basel IV). For regulatory capital, the proposed rule would eliminate the effect of the Tailoring Rules by requiring the recognition of most elements of accumulated other comprehensive income and loss and the application of deductions, limitations, and criteria for specified capital investments, minority interests, and TLAC holdings. For each of the risk-based capital ratios, a large banking organization like Ally would calculate and be bound by the lower of two alternatives: one version of the ratio based on an expanded risk-based approach prescribed in the proposed rule and one version of the ratio based on the standardized approach as modified by the proposed rule. All capital buffer requirements, including the stress capital buffer requirement, would apply regardless of whether the expanded risk-based approach or the standardized approach produces the lower ratio. Under the expanded risk-based approach, total RWAs would equal the sum of the RWAs for credit risk, equity risk, operational risk, market risk, and CVA risk as set forth in the proposed rule minus any amount of the banking organization’s adjusted allowance for credit losses that is not included in Tier 2 capital and any amount of allocated transfer risk reserves. Under the standardized approach, total RWAs would be calculated using the existing rules with a revised methodology for determining market risk-weighted assets and a required application of the standardized approach for counterparty credit risk for derivative exposures. Category IV firms would be further required under the proposed rule to project their risk-based capital ratios under baseline conditions in their capital plans and related reports using the RWA-calculation approach that results in their binding risk-based capital ratios as of the start of the projection horizon. The proposed rule also would roll back additional elements of the Tailoring Rules by applying to Category IV firms the supplementary leverage ratio, the countercyclical capital buffer, and enhanced public disclosure and reporting requirements. Whether and when a final rule may be adopted and take effect, as well as what changes to the proposed rule may be reflected in such a final rule after the comment period, remain unclear. Under the proposed rule, however, a three-year transition period from July 1, 2025, to June 30, 2028, would apply to the recognition of accumulated other comprehensive income and loss in regulatory capital and the use of the expanded risk-based approach. Ally is still assessing the impact of the proposed rule, but the U.S. banking agencies estimate that Category IV firms would experience a 6 percent increase in RWAs and in binding Common Equity Tier 1 capital requirements. The actual impact on Ally could differ meaningfully from these estimates. Beyond this proposed rule, more stringent and less tailored liquidity, stress-testing, and other standards for Category IV firms like Ally may be forthcoming, including those that may (1) impose a minimum TLAC requirement, (2) reinstate the LCR and require more rigorous liquidity stress testing, (3) return Ally to supervisory stress testing on an annual cycle, and (4) resume resolution planning for Ally and its significant legal entities under the U.S. Bankruptcy Code and other applicable insolvency laws. Refer to Note 17 to the Condensed Consolidated Financial Statements for additional information.
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
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	June 30, 2023		December 31, 2022
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Deposits	$154,310	87	$152,297	88
Debt
Secured financings	11,567	7	$10,124	6
Institutional term debt	10,237	6	9,678	6
Retail term notes	531	—	359	—
Total debt (a)	22,335	13	20,161	12
Total on-balance-sheet funding	$176,645	100	$172,458	100
(a)Includes hedge basis adjustments as described in Note 18 to the Condensed Consolidated Financial Statements.
Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at June 30, 2023.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including online savings accounts, money-market demand accounts, CDs, interest-bearing checking accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which we believe that, at scale, are the most efficient and stable source of funding for us, when compared to other funding sources. Retail deposits constituted 79% of our total funding sources at June 30, 2023. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
As of June 30, 2023, and December 31, 2022, we had $11.3 billion and $15.2 billion, respectively, of deposit liabilities that are uninsured by the FDIC.
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Total primary retail deposit customers (in thousands)	2,894	2,808	2,681	2,597	2,546
Deposits ($ in millions)
Retail	$138,983	$138,497	$137,684	$133,878	$131,155
Brokered	13,677	13,801	12,590	9,617	6,962
Other (a)	1,650	1,715	2,023	2,256	2,284
Total deposits	$154,310	$154,013	$152,297	$145,751	$140,401
(a)Other deposits include mortgage escrow deposits. Other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.5 billion as of both June 30, 2023, and March 31, 2023, $1.8 billion as of December 31, 2022, $2.0 billion as of September 30, 2022, and $2.1 billion as of June 30, 2022.
During the six months ended June 30, 2023, our total deposit base increased $2.0 billion, and we added approximately 212,000 retail deposit customers, ending with approximately 2.9 million retail deposit customers as of June 30, 2023. Total retail deposits increased $1.3 billion during the six months ended June 30, 2023, bringing the total retail deposits portfolio to $139.0 billion as of June 30, 2023, primarily driven by an increase in retail deposit customers. We have maintained competitive deposit rates in response to higher benchmark interest rates. Additionally, brokered deposits increased $1.1 billion during the six months ended June 30, 2023. During the six months ended June 30, 2023, our CD deposit liabilities increased $14.0 billion and our savings, money market, and checking account deposit liabilities decreased $11.9 billion. This trend was due to customers preferring to migrate their savings to CDs, where the deposit rate is fixed for a set duration of time. Overall, strong customer acquisition and retention rates continue to deliver a favorable funding mix.
Following the failures of SVB and Signature, we briefly experienced elevated two-way deposit flows. Uninsured deposit outflows were more than offset by inflows from new and existing customers. Approximately 92% of retail deposits at Ally Bank were FDIC-insured as of June 30, 2023. Our total available liquidity exceeded our uninsured deposit liabilities by $31.2 billion as of June 30, 2023.
We continue to advance our digital capabilities and deliver incremental value to our retail deposit customers beyond competitive rates and low fees. Notably, our digital tools (e.g. Savings & Spend Buckets) improve the digital banking experience across the entire customer journey, and additional account features like CoverDraft and early direct deposit further bolster our “Do It Right” commitment for our customers.
We continue to be recognized for the totality of experience and value we provide our customers. In April 2022, Forbes named Ally to its “World’s Best Banks” list, and in June 2022, Kiplinger named Ally Bank to its “Best Internet Banks” list for the sixth consecutive year. In November 2022, MONEY® Magazine named Ally to its “Best Online Bank” list for the fifth consecutive year, as well as the tenth time in the past twelve years. In January 2023, Bankrate named Ally Bank the “Best Bank Overall.” In July 2023, The Wall Street Journal’s Buy Side named Ally Bank the “Best Online Bank of 2023.” For additional information on our deposit funding by type, refer to Note 11 to the Condensed Consolidated Financial Statements.
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
During the six months ended June 30, 2023, we raised $777 million through the completion of term securitization transactions backed by consumer automotive loans.
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans and investment securities. As of June 30, 2023, we had pledged $28.1 billion of assets to the FHLB resulting in $20.1 billion in total funding capacity with $7.9 billion of debt outstanding.
At June 30, 2023, $41.2 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $531 million of retail term notes outstanding at June 30, 2023. The remainder of

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
our unsecured debt is composed of institutional term debt. In February 2023, we accessed the unsecured debt capital markets and raised $500 million through the issuance of subordinated notes. In June 2023, we raised $850 million through the issuance of unsecured senior notes. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of June 30, 2023, we had $994 million debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. The FRB, however, is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. As of June 30, 2023, we had assets pledged and restricted as collateral to the FRB totaling $2.3 billion, resulting in $2.1 billion in total funding capacity with no debt outstanding. For information on our ability to access the BTFP, refer to the section above titled Response to Banking Industry Failures.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both June 30, 2023, and December 31, 2022, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2023	2022	2023	2022
Net financing loss and other interest income (a)	$(248)	$(259)	$(476)	$(537)
Dividends from bank subsidiaries	400	750	500	1,400
Dividends from nonbank subsidiaries	250	1	250	1
Total other revenue	52	64	90	125
Total net revenue	454	556	364	989
Provision for credit losses	8	(9)	(1)	(20)
Total noninterest expense	119	160	255	310
Income from continuing operations before income tax benefit	327	405	110	699
Income tax benefit from continuing operations (b)	(77)	(78)	(148)	(156)
Net income from continuing operations	404	483	258	855
Loss from discontinued operations, net of tax	—	—	(1)	—
Net income (c)	$404	$483	$257	$855
(a)Net financing loss and other interest income is primarily driven by interest expense on long-term debt. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion.
(b)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and consolidated tax adjustments. The income tax benefit excludes tax effects on dividends from subsidiaries.
(c)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	June 30, 2023	December 31, 2022
Total assets (a)	$6,341	$5,467
Total liabilities	$11,807	$10,996
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
Net cash provided by operating activities was $3.0 billion and $3.5 billion for the six months ended June 30, 2023, and 2022, respectively. Operating cash inflows were lower versus the prior year due to unfavorable market conditions as a result of the current macroeconomic environment. Refer to the Consolidated Results of Operations section of this MD&A for further discussion.
Net cash used in investing activities was $2.5 billion and $9.4 billion for the six months ended June 30, 2023, and 2022, respectively. The change was primarily due to a $3.6 billion increase in net cash inflows related to loans held-for-investment and a $3.2 billion increase in net cash inflows related to available-for-sale securities.
Net cash provided by financing activities for the six months ended June 30, 2023, was $3.9 billion, compared to $5.1 billion for the same period in 2022. The change was primarily attributable to a decrease in net cash inflows of $8.0 billion related to short-term borrowings. The decrease was partially offset by higher deposits of $3.2 billion, a decrease in cash outflows related to long-term debt of $2.6 billion, and a decrease in cash outflows of $1.2 billion from lower repurchases of common stock.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
On January 10, 2022, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of our common stock from time to time from the first quarter of 2022 through the fourth quarter of 2022 subject to restrictions imposed by the FRB, and an increase in our cash dividend on common stock from $0.25 per share for the fourth quarter of 2021 to $0.30 per share for the first quarter of 2022. During the year ended December 31, 2022, we repurchased $1.65 billion of common stock under our stock-repurchase program. Since the commencement of our initial stock-repurchase program in the third quarter of 2016, we have reduced the number of outstanding shares of our common stock by 38%, from 484 million as of June 30, 2016, to 302 million as of June 30, 2023. At this time, the Board has not authorized a stock-repurchase program for 2023.
We submitted our 2022 capital plan to the FRB on April 5, 2022. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2022, which was determined to be 2.5% and reflected a decline of 100 basis points relative to our prior requirement. The updated 2.5% stress capital buffer requirement was finalized in August 2022 and became effective on October 1, 2022. In February 2023, we accessed the unsecured debt capital markets and issued $500 million of additional subordinated notes, which qualify as Tier 2 capital for Ally under U.S. Basel III. We submitted our 2023 capital plan to the FRB on April 5, 2023, and received in June 2023 an updated preliminary stress capital buffer requirement that remained unchanged at 2.5%. The 2.5% stress capital buffer requirement was finalized in July 2023, and will become effective on October 1, 2023.
Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB and any changes to capital, liquidity, and other regulatory requirements that may be proposed or adopted by the U.S. banking agencies), the taxation of share repurchases, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.

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

	June 30,
($ in millions)	2023	2022
Common Equity Tier 1 capital ratio	9.29%	9.62%
Tier 1 capital ratio	10.72%	11.11%
Total capital ratio	12.50%	12.75%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	8.59%	9.10%
Total equity	$13,532	$13,984
CECL phase-in adjustment (b)	591	887
Preferred stock (c)	(2,324)	(2,324)
Goodwill and certain other intangibles	(887)	(920)
Deferred tax assets arising from net operating loss and tax credit carryforwards (d)	(5)	(5)
AOCI-related adjustments (e)	3,884	3,028
Common Equity Tier 1 capital	14,791	14,650
Preferred stock (c)	2,324	2,324
Other adjustments	(61)	(49)
Tier 1 capital	17,054	16,925
Qualifying subordinated debt and other instruments qualifying as Tier 2	902	624
Qualifying allowance for loan losses and other adjustments	1,941	1,860
Total capital	$19,897	$19,409
Risk-weighted assets (f)	$159,153	$152,287
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
Our Common Equity Tier 1 capital ratio was approximately 9.3% at both June 30, 2023, and December 31, 2022. Since Ally and Ally Bank are not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income from regulatory capital. As of June 30, 2023, and December 31, 2022, Ally had $3.9 billion and $4.1 billion of accumulated other comprehensive losses, net of applicable income taxes, that were excluded from Common Equity Tier 1 capital. In the unlikely event of immediate, full phase in of these accumulated other comprehensive losses, our Common Equity Tier 1 capital ratio would have been approximately 6.9% and 6.7% as of June 30, 2023, and December 31, 2022, respectively. These amounts are determined by adding back the net accumulated other comprehensive losses noted above to Common Equity Tier 1 capital, and by considering the marginal benefits from using the fair value of available-for-sale investment securities—rather than amortized cost, as currently used—in the RWA calculation. As of June 30, 2023, approximately 3% of our unrealized losses on investment securities were contained in our held-to-maturity portfolio and therefore not considered in this analysis of potential changes related to the accumulated other comprehensive income opt-out election. Refer to Note 17 to the Condensed Consolidated Financial Statements for a discussion about the implementation of the Basel III endgame in the United States.
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
As illustrated by the issuer ratings above, as of June 30, 2023, Ally holds an investment-grade rating from all the respective nationally recognized rating agencies.
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

	2023			2022			Increase (decrease) due to
Three months ended June 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$7,401	$87	4.70%	$3,761	$5	0.61%	$5	$77	$82
Investment securities (b)	30,826	238	3.09	33,754	195	2.31	(17)	60	43
Loans held-for-sale, net	422	7	7.22	420	4	3.84	—	3	3
Finance receivables and loans, net (b) (c)	137,185	2,721	7.96	125,628	1,842	5.88	169	710	879
Investment in operating leases, net (d)	10,110	192	7.60	10,615	177	6.66	(8)	23	15
Other earning assets	711	9	5.06	925	8	3.42	(2)	3	1
Total interest-earning assets	186,655	3,254	6.99	175,103	2,231	5.11			1,023
Noninterest-bearing cash and cash equivalents	362			343
Other assets	10,781			10,510
Allowance for loan losses	(3,777)			(3,339)
Total assets	$194,021			$182,617
Liabilities and equity
Interest-bearing deposit liabilities (b)	$152,220	$1,418	3.74%	$139,633	$263	0.76%	$24	$1,131	$1,155
Short-term borrowings	833	11	5.28	5,695	19	1.40	(16)	8	(8)
Long-term debt	20,256	252	4.99	16,231	184	4.53	46	22	68
Total interest-bearing liabilities	173,309	1,681	3.89	161,559	466	1.16			1,215
Noninterest-bearing deposit liabilities	162			181
Total funding sources	173,471	1,681	3.89	161,740	466	1.16
Other liabilities (e)	6,760	—	n/m	6,408	1	n/m	n/m	n/m	(1)
Total liabilities	180,231			168,148
Total equity	13,790			14,469
Total liabilities and equity	$194,021			$182,617
Net financing revenue and other interest income		$1,573			$1,764				$(191)
Net interest spread (f)			3.10%			3.95%
Net yield on interest-earning assets (g)			3.38%			4.04%
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
(d)Yield includes gains on the sale of off-lease vehicles of $70 million and $50 million for the three months ended June 30, 2023, and 2022, respectively. Excluding these gains on sale, the annualized yield was 4.83% and 4.79% for the three months ended June 30, 2023, and 2022, respectively.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2023			2022			Increase (decrease) due to
Six months ended June 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$6,571	$143	4.38%	$3,893	$7	0.38%	$5	$131	$136
Investment securities (b)	31,163	464	3.00	34,821	378	2.19	(40)	126	86
Loans held-for-sale, net	579	22	7.72	495	8	3.26	1	13	14
Finance receivables and loans, net (b) (c)	136,506	5,296	7.82	124,208	3,556	5.77	352	1,388	1,740
Investment in operating leases, net (d)	10,272	368	7.22	10,746	363	6.81	(16)	21	5
Other earning assets	688	21	6.08	845	13	3.17	(2)	10	8
Total interest-earning assets	185,779	6,314	6.85	175,008	4,325	4.98			1,989
Noninterest-bearing cash and cash equivalents	348			382
Other assets	10,799			10,169
Allowance for loan losses	(3,753)			(3,309)
Total assets	$193,173			$182,250
Liabilities and equity
Interest-bearing deposit liabilities (b)	$152,396	$2,635	3.49%	$140,505	$474	0.68%	$40	$2,121	$2,161
Short-term borrowings	928	23	5.38	3,351	24	1.48	(17)	16	(1)
Long-term debt	19,328	479	5.00	16,320	369	4.56	68	42	110
Total interest-bearing liabilities	172,652	3,137	3.67	160,176	867	1.09			2,270
Noninterest-bearing deposit liabilities	170			176
Total funding sources	172,822	3,137	3.67	160,352	867	1.09
Other liabilities (e)	6,712	2	n/m	6,589	1	n/m	n/m	n/m	1
Total liabilities	179,534			166,941
Total equity	13,639			15,309
Total liabilities and equity	$193,173			$182,250
Net financing revenue and other interest income		$3,175			$3,457				$(282)
Net interest spread (f)			3.18%			3.89%
Net yield on interest-earning assets (g)			3.45%			3.98%
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
(d)Yield includes gains on the sale of off-lease vehicles of $117 million and $100 million for the six months ended June 30, 2023, and 2022, respectively. Excluding these gains on sale, the annualized yield was 4.93% and 4.94% for the six months ended June 30, 2023, and 2022, respectively.
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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended June 30, 2023.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended June 30, 2023.

Three months ended June 30, 2023	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (in dollars)
April 2023	46	$26.37
May 2023	8	25.60
June 2023	4	28.56
Total	58	26.42
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

101
The following information from our Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended June 30, 2023, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of August, 2023.

Ally Financial Inc. (Registrant)

/S/ RUSSELL E. HUTCHINSON
Russell E. Hutchinson Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Controller, and Chief Accounting Officer