Form 10-Q
period 2023-09-30
Ally Financial Inc.
filed 2023-10-31
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023, or

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
Yes ☐                    No ☑
At October 27, 2023, the number of shares outstanding of the Registrant’s common stock was 301,630,395 shares.

Index
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BHF	Better Home & Finance Holding Company (formerly BMC Holdco)
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956, as amended
BMC	Better Mortgage Company
BMC Holdco	Parent of BMC
Board	Ally Board of Directors
BTFP	Bank Term Funding Program
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
COH	Corporate overhead
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977, as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DVA	Debit valuation adjustment
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act, as amended
ERMC	Enterprise Risk Management Committee
ESG	Environmental, social, and governance
Exchange Act	Securities Exchange Act of 1934, as amended
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991, as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999, as amended
GM	General Motors Company
IB Finance	IB Finance Holding Company, LLC
LCR	Liquidity coverage ratio
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NYSE	New York Stock Exchange
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
SEC	U.S. Securities and Exchange Commission
Signature	Signature Bank
SOFR	Secured Overnight Financing Rate
SPE	Special-purpose entity
Stellantis	Stellantis N.V.
SVB	Silicon Valley Bank
Tailoring Rules	The rules implementing Title IV of the EGRRCP Act
TDR	Troubled debt restructuring
TLAC	Total loss-absorbing capacity
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$2,837	$2,120	$8,133	$5,676
Interest on loans held-for-sale	7	10	29	18
Interest and dividends on investment securities and other earning assets	267	218	752	609
Interest on cash and cash equivalents	99	16	242	23
Operating leases	385	397	1,179	1,196
Total financing revenue and other interest income	3,595	2,761	10,335	7,522
Interest expense
Interest on deposits	1,563	567	4,198	1,041
Interest on short-term borrowings	13	43	36	67
Interest on long-term debt	274	194	753	563
Interest on other	—	—	2	1
Total interest expense	1,850	804	4,989	1,672
Net depreciation expense on operating lease assets	212	238	638	674
Net financing revenue and other interest income	1,533	1,719	4,708	5,176
Other revenue
Insurance premiums and service revenue earned	320	289	936	849
Gain on mortgage and automotive loans, net	4	10	13	28
Other (loss) gain on investments, net	(41)	(54)	59	(173)
Other income, net of losses	152	52	431	347
Total other revenue	435	297	1,439	1,051
Total net revenue	1,968	2,016	6,147	6,227
Provision for credit losses	508	438	1,381	909
Noninterest expense
Compensation and benefits expense	463	467	1,448	1,397
Insurance losses and loss adjustment expenses	107	70	329	217
Other operating expenses	662	624	1,970	1,807
Total noninterest expense	1,232	1,161	3,747	3,421
Income from continuing operations before income tax (benefit) expense	228	417	1,019	1,897
Income tax (benefit) expense from continuing operations	(68)	117	74	460
Net income from continuing operations	296	300	945	1,437
Loss from discontinued operations, net of tax	—	(1)	(1)	(1)
Net income	296	299	944	1,436
Other comprehensive loss, net of tax	(902)	(1,331)	(706)	(4,182)
Comprehensive (loss) income	$(606)	$(1,032)	$238	$(2,746)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands) (a)	2023	2022	2023	2022
Net income from continuing operations attributable to common stockholders	$269	$273	$862	$1,354
Loss from discontinued operations, net of tax	—	(1)	(1)	(1)
Net income attributable to common stockholders	$269	$272	$861	$1,353
Basic weighted-average common shares outstanding (b)	304,134	308,220	303,497	321,884
Diluted weighted-average common shares outstanding (b)	305,693	310,086	304,601	323,875
Basic earnings per common share
Net income from continuing operations	$0.88	$0.88	$2.84	$4.20
Loss from discontinued operations, net of tax	—	—	(0.01)	—
Net income	$0.88	$0.88	$2.84	$4.20
Diluted earnings per common share
Net income from continuing operations	$0.88	$0.88	$2.83	$4.18
Loss from discontinued operations, net of tax	—	—	(0.01)	—
Net income	$0.88	$0.88	$2.83	$4.18
Cash dividends declared per common share	$0.30	$0.30	$0.90	$0.90
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

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents
Noninterest-bearing	$603	$542
Interest-bearing	7,912	5,029
Total cash and cash equivalents	8,515	5,571
Equity securities	725	681
Available-for-sale securities (amortized cost of $33,265 and $34,863)	26,794	29,541
Held-to-maturity securities (fair value of $779 and $884)	1,013	1,062
Loans held-for-sale, net	289	654
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	140,260	135,748
Allowance for loan losses	(3,837)	(3,711)
Total finance receivables and loans, net	136,423	132,037
Investment in operating leases, net	9,569	10,444
Premiums receivable and other insurance assets	2,775	2,698
Other assets	9,601	9,138
Total assets	$195,704	$191,826
Liabilities
Deposit liabilities
Noninterest-bearing	$188	$185
Interest-bearing	152,647	152,112
Total deposit liabilities	152,835	152,297
Short-term borrowings	2,410	2,399
Long-term debt	20,096	17,762
Interest payable	1,437	408
Unearned insurance premiums and service revenue	3,494	3,453
Accrued expenses and other liabilities	2,607	2,648
Total liabilities	182,879	178,967
Contingencies (refer to Note 23)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 510,887,028 and 507,682,838; and outstanding 301,629,751 and 299,324,357)	21,936	21,816
Preferred stock	2,324	2,324
Retained earnings (accumulated deficit)	197	(384)
Accumulated other comprehensive loss	(4,765)	(4,059)
Treasury stock, at cost (209,257,277 and 208,358,481 shares)	(6,867)	(6,838)
Total equity	12,825	12,859
Total liabilities and equity	$195,704	$191,826
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

($ in millions)	September 30, 2023	December 31, 2022
Assets
Finance receivables and loans, net
Consumer automotive	$9,594	$9,547
Allowance for loan losses	(352)	(336)
Total finance receivables and loans, net	9,242	9,211
Other assets	584	645
Total assets	$9,826	$9,856
Liabilities
Long-term debt	$3,118	$2,436
Accrued expenses and other liabilities	7	5
Total liabilities	$3,125	$2,441
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at July 1, 2022	$21,762	$2,324	$(721)	$(3,009)	$(6,372)	$13,984
Net income			299			299
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(11)			(11)
Share-based compensation	19					19
Other comprehensive loss				(1,331)		(1,331)
Common stock repurchases					(415)	(415)
Common stock dividends ($0.30 per share)			(95)			(95)
Balance at September 30, 2022	$21,781	$2,324	$(544)	$(4,340)	$(6,787)	$12,434
Balance at July 1, 2023	$21,915	$2,324	$23	$(3,863)	$(6,867)	$13,532
Net income			296			296
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(11)			(11)
Share-based compensation	21					21
Other comprehensive loss				(902)		(902)
Common stock dividends ($0.30 per share)			(95)			(95)
Balance at September 30, 2023	$21,936	$2,324	$197	$(4,765)	$(6,867)	$12,825

	Nine months ended September 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2022	$21,671	$2,324	$(1,599)	$(158)	$(5,188)	$17,050
Net income			1,436			1,436
Preferred stock dividends — Series B			(48)			(48)
Preferred stock dividends — Series C			(35)			(35)
Share-based compensation	110					110
Other comprehensive loss				(4,182)		(4,182)
Common stock repurchases					(1,599)	(1,599)
Common stock dividends ($0.90 per share)			(298)			(298)
Balance at September 30, 2022	$21,781	$2,324	$(544)	$(4,340)	$(6,787)	$12,434
Balance at January 1, 2023	$21,816	$2,324	$(384)	$(4,059)	$(6,838)	$12,859
Net income			944			944
Preferred stock dividends — Series B			(48)			(48)
Preferred stock dividends — Series C			(35)			(35)
Share-based compensation	120					120
Other comprehensive loss				(706)		(706)
Common stock repurchases					(29)	(29)
Common stock dividends ($0.90 per share)			(280)			(280)
Balance at September 30, 2023	$21,936	$2,324	$197	$(4,765)	$(6,867)	$12,825
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2023	2022
Operating activities
Net income	$944	$1,436
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	923	1,000
Provision for credit losses	1,381	909
Gain on mortgage and automotive loans, net	(13)	(28)
Other (gain) loss on investments, net	(59)	173
Originations and purchases of loans held-for-sale	(1,913)	(3,394)
Proceeds from sales and repayments of loans held-for-sale	2,283	3,118
Net change in
Deferred income taxes	(62)	447
Interest payable	1,029	274
Other assets	29	1,120
Other liabilities	52	(88)
Other, net	86	107
Net cash provided by operating activities	4,680	5,074
Investing activities
Purchases of equity securities	(257)	(515)
Proceeds from sales of equity securities	295	808
Purchases of available-for-sale securities	(388)	(6,346)
Proceeds from sales of available-for-sale securities	337	768
Proceeds from repayments of available-for-sale securities	1,631	3,720
Purchases of held-to-maturity securities	—	(47)
Proceeds from repayments of held-to-maturity securities	49	133
Purchases of finance receivables and loans held-for-investment	(3,201)	(6,360)
Proceeds from sales of finance receivables and loans initially held-for-investment	25	12
Originations and repayments of finance receivables and loans held-for-investment and other, net	(2,452)	(5,050)
Purchases of operating lease assets	(2,174)	(2,840)
Disposals of operating lease assets	2,384	2,449
Net change in nonmarketable equity investments	(45)	(261)
Other, net	(419)	(379)
Net cash used in investing activities	(4,215)	(13,908)

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2023	2022
Financing activities
Net change in short-term borrowings	11	7,200
Net increase in deposits	525	4,166
Proceeds from issuance of long-term debt	4,893	4,867
Repayments of long-term debt	(2,609)	(5,314)
Purchases of land and buildings in satisfaction of finance lease liabilities	—	(44)
Repurchases of common stock	(29)	(1,599)
Common stock dividends paid	(277)	(298)
Preferred stock dividends paid	(83)	(83)
Net cash provided by financing activities	2,431	8,895
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	—	(9)
Net increase in cash and cash equivalents and restricted cash	2,896	52
Cash and cash equivalents and restricted cash at beginning of year	6,222	5,670
Cash and cash equivalents and restricted cash at September 30,	$9,118	$5,722
Supplemental disclosures
Cash paid (received) for
Interest	$3,895	$1,342
Income taxes	(42)	(427)
Noncash items
Loans held-for-sale transferred to finance receivables and loans held-for-investment	208	92
Finance receivables and loans held-for-investment transferred to loans held-for-sale	11	4
Transfer of equity-method investments to equity securities	—	40
Transfer of nonmarketable equity investments to equity securities	19	1
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

September 30, ($ in millions)	2023	2022
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$8,515	$5,004
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	603	718
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$9,118	$5,722
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
The Condensed Consolidated Financial Statements at September 30, 2023, and for the three months and nine months ended September 30, 2023, and 2022, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed on February 24, 2023, with the SEC.
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
Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (ASU 2023-02)
In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The purpose of this guidance is to expand the use of the proportional amortization method to certain tax equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. In order to qualify for the proportional amortization method, the following five conditions must be met: (1) it is probable that the income tax credits allocable to the tax equity investor will be available, (2) the tax equity investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project, (3) substantially all of the projected benefits are from income tax credits and other income tax benefits, (4) the tax equity investor’s projected yield is based solely on the cash flows from the income tax credits and other income tax benefits is positive, and (5) the tax equity investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the tax equity investor’s liability is limited to its capital investment. Selecting the proportional amortization method will be an accounting policy election that must be applied on a tax-credit-program-by-tax-credit-program basis rather than at the entity level or to individual investments. Additionally, in order to apply the proportional amortization method to qualifying investments, an entity must use the flow-through method when accounting for the receipt of the investment tax credits. This guidance also adds disclosure requirements related to tax credit programs where the proportional amortization method has been elected. The amendments are effective on January 1, 2024, with early adoption permitted. The amendments must be applied using either a modified retrospective or retrospective approach with any adjustments from the adoption of the amendments recognized in retained earnings and disclosed upon adoption. Management is still assessing the total impact of electing these amendments for qualifying tax credit programs; however, if we elect to apply these amendments, we do not expect the impact to be material.
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

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2023
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$173	$—	$—	$—	$173
Remarketing fee income	27	—	—	—	—	27
Brokerage commissions and other revenue	—	—	—	—	23	23
Banking fees and interchange income (d)	—	—	—	—	10	10
Brokered/agent commissions	—	3	—	—	—	3
Other	5	1	—	—	—	6
Total revenue from contracts with customers	32	177	—	—	33	242
All other revenue	47	116	4	24	2	193
Total other revenue (e)	$79	$293	$4	$24	$35	$435
2022
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$164	$—	$—	$—	$164
Remarketing fee income	26	—	—	—	—	26
Brokerage commissions and other revenue	—	—	—	—	18	18
Banking fees and interchange income (d)	—	—	—	—	11	11
Brokered/agent commissions	—	3	—	—	—	3
Other	5	—	—	—	1	6
Total revenue from contracts with customers	31	167	—	—	30	228
All other revenue	43	69	7	54	(104)	69
Total other revenue (e)	$74	$236	$7	$54	$(74)	$297
(a)We had opening balances of $3.0 billion in unearned revenue associated with outstanding contracts at both July 1, 2023, and 2022, and $249 million and $236 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended September 30, 2023, and 2022, respectively.
(b)At September 30, 2023, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $238 million during the remainder of 2023, $845 million in 2024, $683 million in 2025, $513 million in 2026, and $695 million thereafter. At September 30, 2022, we had unearned revenue of $3.0 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.8 billion at both July 1, 2023, and September 30, 2023, and recognized $148 million of expense during the three months ended September 30, 2023. We had deferred insurance assets of $1.8 billion at both July 1, 2022, and September 30, 2022, and recognized $143 million of expense during the three months ended September 30, 2022.
(d)Interchange income is reported net of customer rewards. Customer rewards expense was $5 million and $4 million for the three months ended September 30, 2023, and 2022, respectively.
(e)Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2023
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$513	$—	$—	$—	$513
Remarketing fee income	91	—	—	—	—	91
Brokerage commissions and other revenue	—	—	—	—	69	69
Banking fees and interchange income (c)	—	—	—	—	31	31
Brokered/agent commissions	—	10	—	—	—	10
Other	15	1	—	—	—	16
Total revenue from contracts with customers	106	524	—	—	100	730
All other revenue	133	487	13	81	(5)	709
Total other revenue (d)	$239	$1,011	$13	$81	$95	$1,439
2022
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$489	$—	$—	$—	$489
Remarketing fee income	82	—	—	—	—	82
Brokerage commissions and other revenue	—	—	—	—	42	42
Banking fees and interchange income (c)	—	—	—	—	32	32
Brokered/agent commissions	—	11	—	—	—	11
Other	16	—	—	—	3	19
Total revenue from contracts with customers	98	500	—	—	77	675
All other revenue	116	164	25	97	(26)	376
Total other revenue (d)	$214	$664	$25	$97	$51	$1,051
(a)We had opening balances of $3.0 billion and $3.1 billion in unearned revenue associated with outstanding contracts at January 1, 2023, and 2022, respectively, and $733 million and $701 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the nine months ended September 30, 2023, and 2022, respectively.
(b)We had deferred insurance assets of $1.8 billion at both January 1, 2023, and September 30, 2023, and recognized $436 million of expense during the nine months ended September 30, 2023. We had deferred insurance assets of $1.9 billion and $1.8 billion at January 1, 2022, and September 30, 2022, respectively, and recognized $420 million of expense during the nine months ended September 30, 2022.
(c)Interchange income is reported net of customer rewards. Customer rewards expense was $14 million and $10 million for the nine months ended September 30, 2023, and 2022, respectively.
(d)Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $57 million and $174 million for the three months and nine months ended September 30, 2023, respectively, compared to $39 million and $139 million for the same periods in 2022, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income.
3.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Late charges and other administrative fees	$50	$42	$145	$117
Remarketing fees	27	26	91	82
Income from equity-method investments (a)	8	51	5	96
Loss on nonmarketable equity investments, net (a)	—	(135)	(11)	(133)
Other, net	67	68	201	185
Total other income, net of losses	$152	$52	$431	$347
(a)Refer to Note 10 for further information on our equity-method investments and nonmarketable equity investments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
4.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2023	2022
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$119	$122
Less: Reinsurance recoverable	72	81
Net reserves for insurance losses and loss adjustment expenses at January 1,	47	41
Net insurance losses and loss adjustment expenses incurred related to:
Current year	326	220
Prior years (a)	3	(3)
Total net insurance losses and loss adjustment expenses incurred	329	217
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(270)	(183)
Prior years	(38)	(26)
Total net insurance losses and loss adjustment expenses paid or payable	(308)	(209)
Net reserves for insurance losses and loss adjustment expenses at September 30,	68	49
Plus: Reinsurance recoverable	77	73
Total gross reserves for insurance losses and loss adjustment expenses at September 30,	$145	$122
(a)There have been no material adverse changes to the reserve for prior years.
5.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Insurance commissions	$160	$152	$475	$452
Technology and communications	109	100	328	297
Advertising and marketing	74	89	231	238
Lease and loan administration	57	45	158	150
Property and equipment depreciation	51	42	146	122
Regulatory and licensing fees	45	33	119	81
Professional services	35	42	103	132
Vehicle remarketing and repossession	30	23	85	65
Amortization of intangible assets (a)	6	9	19	25
Other	95	89	306	245
Total other operating expenses	$662	$624	$1,970	$1,807
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

	September 30, 2023				December 31, 2022
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,280	$—	$(289)	$1,991	$2,272	$—	$(256)	$2,016
U.S. States and political subdivisions	729	—	(117)	612	841	1	(82)	760
Foreign government	175	—	(16)	159	158	—	(12)	146
Agency mortgage-backed residential (a)	18,434	—	(3,798)	14,636	19,668	3	(3,038)	16,633
Mortgage-backed residential	4,858	—	(985)	3,873	5,154	—	(855)	4,299
Agency mortgage-backed commercial (a)	4,497	—	(1,031)	3,466	4,380	—	(845)	3,535
Asset-backed	370	—	(16)	354	459	—	(26)	433
Corporate debt	1,922	—	(219)	1,703	1,931	1	(213)	1,719
Total available-for-sale securities (b) (c) (d) (e) (f)	$33,265	$—	$(6,471)	$26,794	$34,863	$5	$(5,327)	$29,541
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,013	$—	$(234)	$779	$1,062	$—	$(178)	$884
Total held-to-maturity securities (f) (g)	$1,013	$—	$(234)	$779	$1,062	$—	$(178)	$884
(a)Fair value includes a $148 million liability and a $12 million liability for agency mortgage-backed residential securities and an $86 million liability and $15 million asset for agency mortgage-backed commercial securities related to basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method at September 30, 2023, and December 31, 2022, respectively. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 18 for additional information.
(c)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million at both September 30, 2023, and December 31, 2022.
(d)Available-for-sale securities with a fair value of $4.4 billion and $3.9 billion were pledged as collateral at September 30, 2023, and December 31, 2022, respectively. This primarily included $3.1 billion and $3.0 billion pledged to secure advances from the FHLB at September 30, 2023, and December 31, 2022, respectively. This also included securities pledged for other purposes as required by contractual obligations or law, under which agreements we granted the counterparty the right to sell or pledge $1.3 billion and $899 million of the underlying available-for-sale securities at September 30, 2023, and December 31, 2022, respectively.
(e)Totals do not include accrued interest receivable, which was $86 million and $91 million at September 30, 2023, and December 31, 2022, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(f)There was no allowance for credit losses recorded at both September 30, 2023, or December 31, 2022, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(g)Totals do not include accrued interest receivable, which was $2 million at both September 30, 2023, and December 31, 2022. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2023
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$1,991	1.6%	$23	2.0%	$1,270	1.4%	$698	1.9%	$—	—%
U.S. States and political subdivisions	612	3.2	5	2.2	44	2.4	112	3.6	451	3.2
Foreign government	159	2.0	19	1.4	72	2.1	68	2.2	—	—
Agency mortgage-backed residential (b)	14,636	2.6	—	—	11	1.9	33	2.5	14,592	2.6
Mortgage-backed residential	3,873	2.8	—	—	—	—	12	2.9	3,861	2.8
Agency mortgage-backed commercial (b)	3,466	2.3	—	—	116	3.3	1,474	2.3	1,876	2.1
Asset-backed	354	1.8	—	—	349	1.7	5	3.9	—	—
Corporate debt	1,703	2.6	172	2.3	908	2.6	614	2.7	9	5.8
Total available-for-sale securities	$26,794	2.5	$219	2.2	$2,770	1.9	$3,016	2.4	$20,789	2.6
Amortized cost of available-for-sale securities	$33,265		$224		$3,033		$3,662		$26,346
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,013	2.8%	$—	—%	$—	—%	$—	—%	$1,013	2.8%
Total held-to-maturity securities	$1,013	2.8	$—	—	$—	—	$—	—	$1,013	2.8
December 31, 2022
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,016	1.6%	$—	—%	$716	1.3%	$1,300	1.7%	$—	—%
U.S. States and political subdivisions	760	3.2	26	2.7	60	2.7	112	3.3	562	3.2
Foreign government	146	1.8	13	0.8	74	1.8	59	1.9	—	—
Agency mortgage-backed residential (b)	16,633	2.6	—	—	—	—	27	2.0	16,606	2.6
Mortgage-backed residential	4,299	2.8	—	—	—	—	14	2.9	4,285	2.8
Agency mortgage-backed commercial (b)	3,535	2.2	—	—	66	3.1	1,234	2.1	2,235	2.1
Asset-backed	433	1.7	—	—	401	1.7	25	1.8	7	3.5
Corporate debt	1,719	2.4	86	2.4	912	2.3	705	2.6	16	4.9
Total available-for-sale securities	$29,541	2.5	$125	2.3	$2,229	1.9	$3,476	2.1	$23,711	2.6
Amortized cost of available-for-sale securities	$34,863		$126		$2,403		$4,048		$28,286
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,062	2.8%	$—	—%	$—	—%	$—	—%	$1,062	2.8%
Total held-to-maturity securities	$1,062	2.8	$—	—	$—	—	$—	—	$1,062	2.8
(a)Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.
(b)Fair value includes a $148 million liability and a $12 million liability for agency mortgage-backed residential securities and an $86 million liability and $15 million asset for agency mortgage-backed commercial securities related to basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method at September 30, 2023, and December 31, 2022, respectively. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
The balances of cash equivalents were $58 million and $18 million at September 30, 2023, and December 31, 2022, respectively, and were composed primarily of money-market funds and short-term securities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents interest and dividends on investment securities.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Taxable interest	$246	$196	$692	$556
Taxable dividends	5	4	12	12
Interest and dividends exempt from U.S. federal income tax	5	6	16	16
Interest and dividends on investment securities	$256	$206	$720	$584
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Available-for-sale securities
Gross realized gains	$—	$2	$5	$23
Net realized gain on available-for-sale securities	—	2	5	23
Net realized gain on equity securities	15	5	21	67
Net unrealized (loss) gain on equity securities	(56)	(61)	33	(263)
Other (loss) gain on investments, net	$(41)	$(54)	$59	$(173)
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of September 30, 2023, and December 31, 2022. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch. The ratings presented are a composite of the ratings sourced from the agencies or, if the ratings cannot be sourced from the agencies, are based on the asset type of the particular security. All our held-to-maturity securities were current in their payment of principal and interest as of both September 30, 2023, and December 31, 2022. We have not recorded any interest income reversals on our held-to-maturity securities during the nine months ended September 30, 2023, or 2022.

	September 30, 2023		December 31, 2022
($ in millions)	AA	Total (a)	AA	Total (a)
Debt securities
Agency mortgage-backed residential	$1,013	$1,013	$1,062	$1,062
Total held-to-maturity securities	$1,013	$1,013	$1,062	$1,062
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K. As of September 30, 2023, and December 31, 2022, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. We have not recorded any interest income reversals on our available-for-sale securities during the nine months ended September 30, 2023, or 2022.

	September 30, 2023				December 31, 2022
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$—	$—	$1,991	$(289)	$529	$(68)	$1,487	$(188)
U.S. States and political subdivisions	139	(6)	465	(111)	547	(55)	135	(27)
Foreign government	25	(2)	135	(14)	75	(4)	71	(8)
Agency mortgage-backed residential (a)	356	(23)	14,280	(3,775)	7,472	(892)	8,978	(2,146)
Mortgage-backed residential	151	(6)	3,716	(979)	1,985	(289)	2,287	(566)
Agency mortgage-backed commercial (a)	172	(10)	3,247	(1,021)	996	(124)	2,535	(721)
Asset-backed	18	—	322	(16)	162	(4)	272	(22)
Corporate debt	147	(6)	1,550	(213)	782	(67)	895	(146)
Total available-for-sale securities	$1,008	$(53)	$25,706	$(6,418)	$12,548	$(1,503)	$16,660	$(3,824)
(a)Includes basis adjustments for certain securities that are included in closed portfolios with active hedges under the portfolio layer method at September 30, 2023, and December 31, 2022. The basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
During the nine months ended September 30, 2023, and 2022, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at September 30, 2023, or December 31, 2022.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
7.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	September 30, 2023	December 31, 2022
Consumer automotive (a)	$85,370	$83,286
Consumer mortgage
Mortgage Finance (b)	18,657	19,445
Mortgage — Legacy (c)	238	290
Total consumer mortgage	18,895	19,735
Consumer other
Personal Lending (d)	2,206	1,990
Credit Card	1,872	1,599
Total consumer other	4,078	3,589
Total consumer	108,343	106,610
Commercial
Commercial and industrial
Automotive	16,605	14,595
Other	9,376	9,154
Commercial real estate	5,936	5,389
Total commercial	31,917	29,138
Total finance receivables and loans (e) (f)	$140,260	$135,748
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $2 million and $3 million at September 30, 2023, and December 31, 2022, respectively, of which all have exited the interest-only period.
(c)Includes loans originated as interest-only mortgage loans of $13 million and $17 million at September 30, 2023, and December 31, 2022, respectively, of which all have exited the interest-only period.
(d)Includes $3 million of finance receivables at December 31, 2022, for which we have elected the fair value option.
(e)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.3 billion at both September 30, 2023, and December 31, 2022.
(f)Totals do not include accrued interest receivable, which was $813 million and $707 million at September 30, 2023, and December 31, 2022, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet. Billed interest on our credit card loans is included within finance receivables and loans, net.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and nine months ended September 30, 2023, and 2022, respectively.

Three months ended September 30, 2023 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Commercial	Total
Allowance at July 1, 2023	$3,064	$23	$476	$218	$3,781
Charge-offs (a)	(602)	—	(74)	(1)	(677)
Recoveries	209	2	6	4	221
Net charge-offs	(393)	2	(68)	3	(456)
Provision for credit losses (b)	433	(4)	68	15	512
Other	—	1	(2)	1	—
Allowance at September 30, 2023	$3,104	$22	$474	$237	$3,837
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Excludes $4 million of benefit for credit losses related to our reserve for unfunded commitments. The liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2023 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2023	$3,020	$27	$426	$238	$3,711
Charge-offs (b)	(1,634)	(3)	(208)	(62)	(1,907)
Recoveries	613	7	18	5	643
Net charge-offs	(1,021)	4	(190)	(57)	(1,264)
Provision for credit losses (c)	1,106	(9)	239	54	1,390
Other	(1)	—	(1)	2	—
Allowance at September 30, 2023	$3,104	$22	$474	$237	$3,837
(a)Excludes $3 million of finance receivables and loans at January 1, 2023, for which we have elected the fair value option and incorporate no allowance for loan losses.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for information regarding our charge-off policies.
(c)Excludes $9 million of benefit for credit losses related to our reserve for unfunded commitments. The liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Consumer automotive	$—	$4	$—	$4
Consumer mortgage	—	1	1	3
Commercial	11	—	11	—
Total sales and transfers	$11	$5	$12	$7

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Consumer automotive	$1,064	$1,346	$2,902	$3,397
Consumer mortgage	7	1,127	14	2,760
Commercial	3	2	10	3
Total purchases of finance receivables and loans	$1,074	$2,475	$2,926	$6,160
Nonaccrual Loans
The following tables present the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of September 30, 2023, and December 31, 2022. Refer to Note 1 for additional information on our accounting policy for finance receivables and loans on nonaccrual status.

			September 30, 2023
($ in millions)	Nonaccrual status at Jan. 1, 2023	Nonaccrual status at Jul. 1, 2023	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,187	$1,098	$1,110	$519
Consumer mortgage
Mortgage Finance	34	38	33	17
Mortgage — Legacy	15	14	13	12
Total consumer mortgage	49	52	46	29
Consumer other
Personal Lending	13	11	14	—
Credit Card	43	55	72	—
Total consumer other	56	66	86	—
Total consumer	1,292	1,216	1,242	548
Commercial
Commercial and industrial
Automotive	5	24	97	16
Other	157	161	159	6
Commercial real estate	—	3	3	—
Total commercial	162	188	259	22
Total finance receivables and loans (b)	$1,454	$1,404	$1,501	$570
(a)Represents a component of nonaccrual status at end of period.
(b)We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $4 million and $11 million for the three months and nine months ended September 30, 2023, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

			December 31, 2022
($ in millions)	Nonaccrual status at Jan. 1, 2022	Nonaccrual status at Jul. 1, 2022	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,078	$1,073	$1,187	$445
Consumer mortgage
Mortgage Finance	59	42	34	25
Mortgage — Legacy	26	22	15	14
Total consumer mortgage	85	64	49	39
Consumer other
Personal Lending	5	5	13	—
Credit Card	11	18	43	—
Total consumer other	16	23	56	—
Total consumer	1,179	1,160	1,292	484
Commercial
Commercial and industrial
Automotive	33	4	5	2
Other	221	214	157	33
Commercial real estate	3	1	—	—
Total commercial	257	219	162	35
Total finance receivables and loans (b)	$1,436	$1,379	$1,454	$519
(a)Represents a component of nonaccrual status at end of period.
(b)We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $3 million and $9 million for the three months and nine months ended September 30, 2022, respectively.

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

	Origination year							Revolving loans converted to term
September 30, 2023 ($ in millions)	2023	2022	2021	2020	2019	2018 and prior	Revolving loans		Total
Consumer automotive
Current	$24,518	$27,587	$16,045	$7,084	$3,995	$2,460	$—	$—	$81,689
30–59 days past due	324	948	734	282	194	146	—	—	2,628
60–89 days past due	88	371	295	105	71	52	—	—	982
90 or more days past due	34	146	113	43	32	31	—	—	399
Total consumer automotive (a)	24,964	29,052	17,187	7,514	4,292	2,689	—	—	85,698
Consumer mortgage
Mortgage Finance
Current	112	2,204	10,498	1,857	754	3,142	—	—	18,567
30–59 days past due	—	5	16	9	6	16	—	—	52
60–89 days past due	—	1	4	1	—	9	—	—	15
90 or more days past due	—	2	3	—	2	16	—	—	23
Total Mortgage Finance	112	2,212	10,521	1,867	762	3,183	—	—	18,657
Mortgage — Legacy
Current	—	—	—	—	—	53	152	17	222
30–59 days past due	—	—	—	—	—	3	1	—	4
60–89 days past due	—	—	—	—	—	2	—	—	2
90 or more days past due	—	—	—	—	—	6	2	2	10
Total Mortgage — Legacy	—	—	—	—	—	64	155	19	238
Total consumer mortgage	112	2,212	10,521	1,867	762	3,247	155	19	18,895
Consumer other
Personal Lending
Current	948	934	239	27	1	—	—	—	2,149
30–59 days past due	7	14	4	—	—	—	—	—	25
60–89 days past due	3	11	4	—	—	—	—	—	18
90 or more days past due	3	9	2	—	—	—	—	—	14
Total Personal Lending	961	968	249	27	1	—	—	—	2,206
Credit Card
Current	—	—	—	—	—	—	1,737	—	1,737
30–59 days past due	—	—	—	—	—	—	36	—	36
60–89 days past due	—	—	—	—	—	—	30	—	30
90 or more days past due	—	—	—	—	—	—	69	—	69
Total Credit Card	—	—	—	—	—	—	1,872	—	1,872
Total consumer other	961	968	249	27	1	—	1,872	—	4,078
Total consumer	$26,037	$32,232	$27,957	$9,408	$5,055	$5,936	$2,027	$19	$108,671
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $328 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at September 30, 2023. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.

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

	Origination year							Revolving loans converted to term
September 30, 2023 ($ in millions)	2023	2022	2021	2020	2019	2018 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$394	$522	$174	$103	$63	$26	$14,511	$—	$15,793
Special mention	4	8	31	—	—	15	640	—	698
Substandard	—	1	—	—	—	—	39	—	40
Doubtful	—	—	—	—	—	6	68	—	74
Total automotive	398	531	205	103	63	47	15,258	—	16,605
Other
Pass	356	530	359	269	337	179	5,869	144	8,043
Special mention	—	214	179	208	51	145	239	26	1,062
Substandard	—	—	51	3	26	83	24	18	205
Doubtful	—	—	—	—	—	57	9	—	66
Total other	356	744	589	480	414	464	6,141	188	9,376
Commercial real estate
Pass	748	1,533	1,141	901	653	863	—	36	5,875
Special mention	2	7	28	2	18	1	—	—	58
Substandard	—	3	—	—	—	—	—	—	3
Total commercial real estate	750	1,543	1,169	903	671	864	—	36	5,936
Total commercial	$1,504	$2,818	$1,963	$1,486	$1,148	$1,375	$21,399	$224	$31,917

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2022 ($ in millions)	2022	2021	2020	2019	2018	2017 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$640	$211	$132	$78	$28	$34	$12,327	$—	$13,450
Special mention	23	47	—	—	10	21	1,016	—	1,117
Substandard	—	—	—	1	—	—	27	—	28
Total automotive	663	258	132	79	38	55	13,370	—	14,595
Other
Pass	594	469	607	419	54	133	5,344	89	7,709
Special mention	177	158	175	95	47	128	278	35	1,093
Substandard	—	—	4	51	—	139	55	13	262
Doubtful	—	—	—	64	—	25	—	—	89
Loss	—	—	—	—	—	—	1	—	1
Total other	771	627	786	629	101	425	5,678	137	9,154
Commercial real estate
Pass	1,481	1,118	951	679	369	716	9	13	5,336
Special mention	—	32	2	19	—	—	—	—	53
Total commercial real estate	1,481	1,150	953	698	369	716	9	13	5,389
Total commercial	$2,915	$2,035	$1,871	$1,406	$508	$1,196	$19,057	$150	$29,138
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
September 30, 2023
Commercial
Commercial and industrial
Automotive	$5	$—	$12	$17	$16,588	$16,605
Other	1	2	3	6	9,370	9,376
Commercial real estate	—	—	—	—	5,936	5,936
Total commercial	$6	$2	$15	$23	$31,894	$31,917
December 31, 2022
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$14,595	$14,595
Other	—	1	2	3	9,151	9,154
Commercial real estate	—	—	—	—	5,389	5,389
Total commercial	$—	$1	$2	$3	$29,135	$29,138

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents gross charge-offs of our finance receivables and loans for each portfolio class by origination year that occurred during the nine months ended September 30, 2023. Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for additional information on our charge-off policy.

	Origination year							Revolving loans converted to term
Nine months ended September 30, 2023 ($ in millions)	2023	2022	2021	2020	2019	2018 and prior	Revolving loans		Total
Consumer automotive	$97	$693	$492	$149	$109	$94	$—	$—	$1,634
Consumer mortgage
Mortgage Finance	—	—	—	—	—	1	—	—	1
Mortgage — Legacy	—	—	—	—	—	2	—	—	2
Total consumer mortgage	—	—	—	—	—	3	—	—	3
Consumer other
Personal Lending	5	59	23	3	—	—	—	—	90
Credit Card	—	—	—	—	—	—	111	7	118
Total consumer other	5	59	23	3	—	—	111	7	208
Total consumer	102	752	515	152	109	97	111	7	1,845
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	—	5	—	5
Other	—	—	—	—	57	—	—	—	57
Total commercial	—	—	—	—	57	—	5	—	62
Total finance receivables and loans	$102	$752	$515	$152	$166	$97	$116	$7	$1,907

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Loan Modifications
The following tables present the amortized cost basis of loans that were modified subsequent to origination during the three months and nine months ended September 30, 2023, for each portfolio segment, by modification type. For additional information on loan modification types in scope of this disclosure, refer to Note 1. The below tables exclude consumer mortgage finance receivables and loans currently enrolled in a trial modification program. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. If the borrower successfully completes the trial loan modification program, the contractual terms of the loan are updated and the modification is considered permanent. As of September 30, 2023, there were $4 million of consumer mortgage finance receivables and loans in a trial modification program.

	Payment extensions
Three months ended September 30, 2023 ($ in millions)	Payment deferrals (a)	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total
Consumer automotive	$—	$62	$1	$—	$—	$63
Consumer mortgage
Mortgage Finance	—	1	—	—	—	1
Mortgage — Legacy	—	—	—	—	1	1
Total consumer mortgage	—	1	—	—	1	2
Consumer other
Credit Card	—	—	—	4	—	4
Total consumer other	—	—	—	4	—	4
Total consumer	—	63	1	4	1	69
Commercial
Commercial and industrial
Other	37	—	—	—	—	37
Total commercial	37	—	—	—	—	37
Total finance receivables and loans	$37	$63	$1	$4	$1	$106
(a)Includes a commercial and industrial loan within our Corporate Finance operations that was also granted a three-month contractual maturity extension during the three months ended September 30, 2023.

	Payment extensions
Nine months ended September 30, 2023 ($ in millions)	Payment deferrals (a)	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (b)
Consumer automotive	$—	$99	$13	$—	$30	$142
Consumer mortgage
Mortgage Finance	—	2	—	—	2	4
Mortgage — Legacy	—	1	—	—	1	2
Total consumer mortgage	—	3	—	—	3	6
Consumer other
Credit Card	—	—	—	9	—	9
Total consumer other	—	—	—	9	—	9
Total consumer	—	102	13	9	33	157
Commercial
Commercial and industrial
Other	65	47	—	—	—	112
Total commercial	65	47	—	—	—	112
Total finance receivables and loans	$65	$149	$13	$9	$33	$269
(a)Includes a commercial and industrial loan within our Corporate Finance operations that was also granted a three-month contractual maturity extension during the nine months ended September 30, 2023.
(b)Represents 0.2% of total finance receivables and loans outstanding as of September 30, 2023.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the financial effect of loan modifications that occurred during the three months and nine months ended September 30, 2023.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b)
Three months ended September 30, 2023 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	28	$—	—%	—%	—	—	—%	—%
Consumer mortgage
Mortgage Finance	210	—	—	—	—	—	—	—
Mortgage — Legacy	—	—	—	—	180	280	2.5	2.0
Total consumer mortgage	210	—	—	—	180	280	2.5	2.0
Consumer other
Credit Card	—	—	30.0	11.0	—	—	—	—
Total consumer other	—	$—	30.0	11.0	—	—	—	—
Commercial
Commercial and industrial
Other (c)	3	$—	—%	—%	—	—	—%	—%
Total commercial	3	$—	—	—	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Includes a commercial and industrial loan within our Corporate Finance operations that was also granted a three-month contractual maturity extension during the three months ended September 30, 2023.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b) (c)
Nine months ended September 30, 2023 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	27	$2	—%	—%	75	85	10.4%	9.7%
Consumer mortgage
Mortgage Finance	186	—	—	—	309	470	4.6	3.4
Mortgage — Legacy	76	—	—	—	174	283	2.7	2.0
Total consumer mortgage	149	—	—	—	284	435	4.3	3.1
Consumer other
Credit Card	—	—	30.0	8.0	—	—	—	—
Total consumer other	—	$—	30.0	8.0	—	—	—	—
Commercial
Commercial and industrial
Other (d)	13	$—	—%	—%	—	—	—%	—%
Total commercial	13	$—	—	—	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Some consumer mortgage combination loan modifications include deferrals of principal. The weighted average number of months deferred for these loans was 210 months.
(d)Includes a commercial and industrial loan within our Corporate Finance operations that was also granted a three-month contractual maturity extension during the nine months ended September 30, 2023.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the subsequent performance of loans recorded at amortized cost, by portfolio segment and credit quality indicator, that have been modified during the three months and nine months ended September 30, 2023.

Three months ended September 30, 2023 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due (a)	Total
Consumer automotive
Contractual maturity extensions	$60	$2	$—	$—	$62
Principal forgiveness	—	—	—	1	1
Total consumer automotive	60	2	—	1	63
Consumer mortgage
Mortgage Finance
Contractual maturity extensions	1	—	—	—	1
Total Mortgage Finance	1	—	—	—	1
Mortgage — Legacy
Combination	1	—	—	—	1
Total Mortgage — Legacy	1	—	—	—	1
Total consumer mortgage	2	—	—	—	2
Consumer other
Credit Card
Interest rate concessions	2	1	—	1	4
Total consumer other	2	1	—	1	4
Total consumer	$64	$3	$—	$2	$69
(a)Includes 67 consumer automotive loans with a total amortized cost of $1 million that have redefaulted during the three months ended September 30, 2023.

Three months ended September 30, 2023 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Other
Payment deferrals (a)	$—	$—	$—	$37	$37
Total commercial	$—	$—	$—	$37	$37
(a)Includes a commercial and industrial loan within our Corporate Finance operations that was also granted a three-month contractual maturity extension during the three months ended September 30, 2023.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2023 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due (a)	Total
Consumer automotive
Contractual maturity extensions	$89	$7	$2	$1	$99
Principal forgiveness	8	1	—	4	13
Combination	28	1	1	—	30
Total consumer automotive	125	9	3	5	142
Consumer mortgage
Mortgage Finance
Contractual maturity extensions	2	—	—	—	2
Combination	—	—	—	2	2
Total Mortgage Finance	2	—	—	2	4
Mortgage — Legacy
Contractual maturity extensions	1	—	—	—	1
Combination	1	—	—	—	1
Total Mortgage — Legacy	2	—	—	—	2
Total consumer mortgage	4	—	—	2	6
Consumer other
Credit Card
Interest rate concessions	5	1	1	2	9
Total consumer other	5	1	1	2	9
Total consumer	$134	$10	$4	$9	$157
(a)Includes 108 consumer automotive loans with a total amortized cost of $3 million and 1 consumer mortgage loan with a total amortized cost of $2 million that redefaulted during the nine months ended September 30, 2023.

Nine months ended September 30, 2023 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Other
Payment deferrals (a)	$—	$—	$—	$65	$65
Contractual maturity extensions	34	7	6	—	47
Total commercial	$34	$7	$6	$65	$112
(a)Includes a commercial and industrial loan within our Corporate Finance operations that was also granted a three-month contractual maturity extension during the nine months ended September 30, 2023.
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

Three months ended September 30, 2022 ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive	11,733	$193	$187
Consumer mortgage
Mortgage Finance	4	3	3
Mortgage — Legacy	2	—	—
Total consumer mortgage	6	3	3
Consumer other
Credit Card	749	1	1
Total consumer other	749	1	1
Total consumer	12,488	197	191
Commercial
Commercial and industrial
Other	1	51	55
Total commercial	1	51	55
Total finance receivables and loans	12,489	$248	$246

Nine months ended September 30, 2022 ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive	38,112	$637	$620
Consumer mortgage
Mortgage Finance	13	10	10
Mortgage — Legacy	9	1	1
Total consumer mortgage	22	11	11
Consumer other
Credit Card	1,843	3	3
Total consumer other	1,843	3	3
Total consumer	39,977	651	634
Commercial
Commercial and industrial
Other	5	462	466
Total commercial	5	462	466
Total finance receivables and loans	39,982	$1,113	$1,100

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

Three months ended September 30, 2022 ($ in millions)	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	2,473	$37	$16
Consumer mortgage
Mortgage Finance	1	1	—
Total consumer mortgage	1	1	—
Consumer other
Credit Card	146	—	—
Total consumer other	146	—	—
Total consumer	2,620	$38	$16
Commercial
Commercial and industrial
Other	1	1	31
Total commercial	1	1	31
Total finance receivables and loans	2,621	$39	$47

Nine months ended September 30, 2022 ($ in millions)	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	6,722	$103	$43
Consumer mortgage
Mortgage Finance	4	3	—
Total consumer mortgage	4	3	—
Consumer Other
Credit Card	225	—	—
Total consumer other	225	—	—
Total consumer	6,951	106	43
Commercial
Commercial and industrial
Other	1	1	31
Total commercial	1	1	31
Total finance receivables and loans	6,952	$107	$74
8.    Leasing
Ally as the Lessee
We have operating leases for certain of our corporate facilities, which have remaining lease terms of 3 months to 7 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend or terminate the lease. We do not include these term extensions or termination provisions in our estimates of the lease term if we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.
During the three months and nine months ended September 30, 2023, we paid $7 million and $23 million, respectively, in cash for amounts included in the measurement of lease liabilities at September 30, 2023, compared to $10 million and $29 million for the three months and nine months ended September 30, 2022, in cash for amounts included in the measurement of lease liabilities at September 30, 2022. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the nine months ended September 30, 2023, and September 30, 2022, we obtained $10 million and $36 million, respectively, of ROU assets in exchange for new lease liabilities. As of September 30, 2023, the weighted-average remaining lease term of our operating lease portfolio was 4 years, and the weighted-average discount rate was 2.87%, compared to 5 years and 2.57% as of December 31, 2022.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of September 30, 2023, and that have noncancelable lease terms expiring after September 30, 2023.

($ in millions)
2023	$9
2024	35
2025	30
2026	23
2027	17
2028 and thereafter	17
Total undiscounted cash flows	131
Difference between undiscounted cash flows and discounted cash flows	(8)
Total lease liability	$123
The following table details the components of total net operating lease expense.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Operating lease expense	$7	$8	$21	$25
Variable lease expense	1	1	3	3
Total lease expense, net (a)	$8	$9	$24	$28
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
When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of September 30, 2023, and December 31, 2022, consumer operating leases with a carrying value, net of accumulated depreciation, of $19 million and $56 million, respectively, were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table details our investment in operating leases.

($ in millions)	September 30, 2023	December 31, 2022
Vehicles	$11,496	$12,304
Accumulated depreciation	(1,927)	(1,860)
Investment in operating leases, net	$9,569	$10,444
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after September 30, 2023.

($ in millions)
2023	$408
2024	1,240
2025	733
2026	302
2027	50
2028 and thereafter	3
Total lease payments from operating leases	$2,736
We recognized operating lease revenue of $385 million and $1.2 billion for the three months and nine months ended September 30, 2023, respectively, and $397 million and $1.2 billion for the three months and nine months ended September 30, 2022. Depreciation expense on operating lease assets includes net remarketing gains recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$269	$277	$812	$813
Remarketing gains, net	(57)	(39)	(174)	(139)
Net depreciation expense on operating lease assets	$212	$238	$638	$674
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $3 million and $7 million for the three months and nine months ended September 30, 2023, respectively, and $2 million and $5 million during the three months and nine months ended September 30, 2022.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet was $525 million and $481 million as of September 30, 2023, and December 31, 2022, respectively. This includes lease payment receivables of $519 million and $468 million at September 30, 2023, and December 31, 2022, respectively, and unguaranteed residual assets of $6 million at September 30, 2023, and $13 million at December 31, 2022. Interest income on finance lease receivables was $10 million and $28 million for the three months and nine months ended September 30, 2023, respectively, and $8 million and $22 million for the three months and nine months ended September 30, 2022, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after September 30, 2023.

($ in millions)
2023	$53
2024	172
2025	149
2026	119
2027	59
2028 and thereafter	33
Total undiscounted cash flows	585
Difference between undiscounted cash flows and discounted cash flows	(66)
Present value of lease payments recorded as lease receivable	$519
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
The pretax gain on sales of financial assets into nonconsolidated VIEs was $1 million for the nine months ended September 30, 2023. We had no pretax gains or losses on sales of financial assets into nonconsolidated VIEs during the three months ended September 30, 2023, and during both the three months and nine months ended September 30, 2022.
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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
September 30, 2023
On-balance sheet variable interest entities
Consumer automotive	$19,532	(b)	$3,230	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive	—		—		835	835	(d)
Consumer other (e)	—		—		131	131
Commercial other	2,278	(f)	822	(g)	—	2,860	(h)
Total	$21,810		$4,052		$966	$3,826
December 31, 2022
On-balance sheet variable interest entities
Consumer automotive	$20,415	(b)	$2,553	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive	—		—		$227	$227	(d)
Consumer other (e)	—		—		103	103
Commercial other	2,199	(f)	873	(g)	—	2,767	(h)
Total	$22,614		$3,426		$330	$3,097
(a)Asset values represent the current unpaid principal balance of outstanding consumer automotive and credit card finance receivables and loans within the VIEs.
(b)Includes $9.7 billion and $10.6 billion of assets that were not encumbered by VIE beneficial interests held by third parties at September 30, 2023, and December 31, 2022, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $105 million and $113 million of liabilities that were not obligations to third-party beneficial interest holders at September 30, 2023, and December 31, 2022, respectively.
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
(e)Represents balances from Ally Credit Card.
(f)Amounts are classified as other assets except for $44 million and $38 million classified as equity securities at September 30, 2023, and December 31, 2022, respectively.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the nine months ended September 30, 2023, and 2022. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

	Nine months ended September 30,
($ in millions)	2023	2022
Consumer automotive
Cash proceeds from transfers completed during the period	$707	$60
Servicing fees	11	—
Other cash flows	1	—
Consumer other (a)
Cash proceeds from transfers completed during the period	100	93
Servicing fees	7	9
Total	$826	$162
(a)Represents activity from Ally Credit Card.
Delinquencies and Net Credit Losses
The following tables present quantitative information about off-balance sheet whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Whole-loan sales (a)
Consumer automotive	$835	$227	$27	$2
Consumer other	131	103	16	8
Total	$966	$330	$43	$10
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

	Net credit losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Whole-loan sales (a)
Consumer automotive	$10	$—	$14	$—
Consumer other	8	—	21	—
Total	$18	$—	$35	$—
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
10.    Other Assets
The components of other assets were as follows.

($ in millions)	September 30, 2023	December 31, 2022
Property and equipment at cost	$2,425	$2,352
Accumulated depreciation	(1,142)	(1,076)
Net property and equipment	1,283	1,276
Investment in qualified affordable housing projects (a)	1,630	1,596
Net deferred tax assets	1,514	1,087
Accrued interest, fees, and rent receivables	898	786
Nonmarketable equity investments	857	842
Goodwill	822	822
Equity-method investments (b)	650	608
Restricted cash held for securitization trusts (c)	522	585
Other accounts receivable	181	164
Operating lease right-of-use assets	99	111
Restricted cash and cash equivalents (d)	81	66
Net intangible assets	79	98
Other assets	985	1,097
Total other assets	$9,601	$9,138
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
The total carrying value of the nonmarketable equity investments held at September 30, 2023, and December 31, 2022, including cumulative unrealized gains and losses, was as follows.

($ in millions)	September 30, 2023	December 31, 2022
FRB stock	$419	$401
FHLB stock	338	318
Equity investments without a readily determinable fair value
Cost basis at acquisition	73	89
Adjustments
Upward adjustments	50	177
Downward adjustments (including impairment)	(23)	(143)
Carrying amount, equity investments without a readily determinable fair value	100	123
Nonmarketable equity investments	$857	$842
During the three months and nine months ended September 30, 2023, and September 30, 2022, respectively, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of September 30, 2023, and September 30, 2022, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Upward adjustments	$—	$—	$7	$1
Downward adjustments (including impairment) (a)	$—	$(137)	$(17)	$(140)
(a)No impairment on FHLB and FRB stock was recognized during both the three months and nine months ended September 30, 2023, and 2022.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The downward adjustments (including impairment) during the three months and nine months ended September 30, 2022, were primarily driven by an impairment in our investment in BMC Holdco. During the three months ended September 30, 2023, this investment was transferred from nonmarketable equity investments to equity securities on the Condensed Consolidated Balance Sheet as our investment converted into publicly traded common stock in BHF.
Total loss on nonmarketable equity investments, net, which includes both realized and unrealized gains and losses, was a loss of $11 million for the nine months ended September 30, 2023, compared to losses of $135 million and $133 million for the three months and nine months ended September 30, 2022, respectively.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2021	$20	$27	$775	$822
Goodwill acquired	—	—	—	—
Goodwill at December 31, 2022	$20	$27	$775	$822
Goodwill acquired	—	—	—	—
Goodwill at September 30, 2023	$20	$27	$775	$822
(a)Includes $479 million of goodwill associated with Ally Credit Card at both September 30, 2023, and December 31, 2022, $153 million of goodwill associated with Ally Lending at both September 30, 2023, and December 31, 2022, and $143 million of goodwill associated with Ally Invest at both September 30, 2023, and December 31, 2022.
The net carrying value of intangible assets by class was as follows.

	September 30, 2023 (a)			December 31, 2022
($ in millions)	Gross intangible assets	Accumulated amortization	Net carrying value	Gross intangible assets	Accumulated amortization	Net carrying value
Technology	$122	$(65)	$57	$122	$(53)	$69
Customer lists	58	(55)	3	58	(51)	7
Purchased credit card relationships	25	(6)	19	25	(4)	21
Trademarks	2	(2)	—	2	(1)	1
Total intangible assets	$207	$(128)	$79	$207	$(109)	$98
(a)We expect to recognize amortization expense of $7 million during the remainder of 2023, $19 million in 2024, and $14 million per year for 2025, 2026, and 2027.
11.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	September 30, 2023	December 31, 2022
Noninterest-bearing deposits	$188	$185
Interest-bearing deposits
Savings, money market, and spending accounts	99,161	110,776
Certificates of deposit	53,486	41,336
Total deposit liabilities	$152,835	$152,297
At September 30, 2023, and December 31, 2022, certificates of deposit included $6.8 billion and $5.6 billion, respectively, of those in denominations in excess of $250 thousand.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
12.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	September 30, 2023			December 31, 2022
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$1,675	$1,675	$—	$1,900	$1,900
Securities sold under agreements to repurchase	—	735	735	—	499	499
Total short-term borrowings	$—	$2,410	$2,410	$—	$2,399	$2,399
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of September 30, 2023, the securities sold under agreements to repurchase consisted of $483 million of agency mortgage-backed residential debt securities and $252 million of U.S. Treasury and federal agency securities. The repurchase agreements are set to mature within 30 days. Refer to Note 6 and Note 21 for further details.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At September 30, 2023, we placed cash collateral of $15 million subsequent to the execution of the repurchase agreements, and we did not receive any collateral. At December 31, 2022, we placed cash collateral of $1 million subsequent to the execution of the repurchase agreements, and we did not receive any collateral.
Long-Term Debt
The following tables present the composition of our long-term debt portfolio.

	September 30, 2023			December 31, 2022
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$2,622	$3,349	$5,971	$2,023	$2,395	$4,418
Due after one year	8,194	5,931	14,125	8,014	5,330	13,344
Total long-term debt (b)	$10,816	$9,280	$20,096	$10,037	$7,725	$17,762
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 18 for additional information.
(b)Includes advances, net of hedge basis adjustments, from the FHLB of Pittsburgh of $6.2 billion and $5.3 billion at September 30, 2023, and December 31, 2022, respectively.
The following table presents the scheduled remaining maturity of long-term debt at September 30, 2023, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2023	2024	2025	2026	2027	2028 and thereafter	Total
Unsecured
Long-term debt	$1,219	$1,478	$2,485	$154	$1,537	$4,790	$11,663
Original issue discount	(16)	(68)	(74)	(82)	(94)	(513)	(847)
Total unsecured	1,203	1,410	2,411	72	1,443	4,277	10,816
Secured
Long-term debt	807	3,388	2,293	1,991	526	275	9,280
Total long-term debt	$2,010	$4,798	$4,704	$2,063	$1,969	$4,552	$20,096

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following summarizes assets restricted as collateral for the payment of the related debt obligation.

($ in millions)	September 30, 2023	December 31, 2022
Consumer automotive finance receivables	$43,426	$11,759
Consumer mortgage finance receivables	18,931	19,771
Commercial finance receivables	5,837	4,210
Investment securities (amortized cost of $4,818 and $4,288) (a)	3,865	3,525
Total assets restricted as collateral (b) (c) (d)	$72,059	$39,265
Secured debt (e)	$11,690	$10,124
(a)A portion of the restricted investment securities at September 30, 2023, and December 31, 2022, was restricted under repurchase agreements. Refer to the section above titled Short-Term Borrowings for information on the repurchase agreements.
(b)All restricted assets are those of Ally Bank.
(c)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $27.9 billion and $27.0 billion at September 30, 2023, and December 31, 2022, respectively. These assets were primarily composed of consumer mortgage finance receivables and loans, as well as real-estate-backed loans within our Automotive Finance and Corporate Finance businesses, and non-agency mortgage-backed securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $34.0 billion and $2.4 billion at September 30, 2023, and December 31, 2022, respectively. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(d)Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 10 for additional information.
(e)Includes $2.4 billion of short-term borrowings at both September 30, 2023, and December 31, 2022.
13.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	September 30, 2023	December 31, 2022
Unfunded commitments for investment in qualified affordable housing projects	$818	$869
Accounts payable	482	435
Employee compensation and benefits	344	424
Deferred revenue	161	169
Reserves for insurance losses and loss adjustment expenses (a)	145	119
Operating lease liabilities	123	137
Other liabilities	534	495
Total accrued expenses and other liabilities	$2,607	$2,648
(a)Refer to Note 4 for further information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
14.    Preferred Stock
The following table summarizes information about our preferred stock. For additional information regarding our preferred stock, refer to Note 17 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.

	September 30, 2023	December 31, 2022
Series B preferred stock (a)
Issuance date	April 22, 2021	April 22, 2021
Carrying value ($ in millions)	$1,335	$1,335
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,350,000	1,350,000
Number of shares issued and outstanding	1,350,000	1,350,000
Dividend/coupon
Prior to May 15, 2026	4.700%	4.700%
On and after May 15, 2026	Five Year Treasury + 3.868%	Five Year Treasury + 3.868%
Series C preferred stock (a)
Issuance date	June 2, 2021	June 2, 2021
Carrying value ($ in millions)	$989	$989
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,000,000	1,000,000
Number of shares issued and outstanding	1,000,000	1,000,000
Dividend/coupon
Prior to May 15, 2028	4.700%	4.700%
On and after May 15, 2028	Seven Year Treasury + 3.481%	Seven Year Treasury + 3.481%
(a)We may, at our option, redeem the Series B and Series C shares on any dividend payment date on or after May 15, 2026, or May 15, 2028, respectively, or at any time within 90 days following a regulatory event that precludes the instruments from being included in additional Tier 1 capital.
15.    Accumulated Other Comprehensive Loss
The following tables present changes, net of tax, in each component of accumulated other comprehensive loss.

	Three months ended September 30,
($ in millions)	Unrealized losses on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans (c)	Accumulated other comprehensive loss
Balance at July 1, 2022	$(2,940)	$19	$27	$(115)	$(3,009)
Net change	(1,343)	(1)	(3)	16	(1,331)
Balance at September 30, 2022	$(4,283)	$18	$24	$(99)	$(4,340)
Balance at July 1, 2023	$(3,881)	$21	$(3)	$—	$(3,863)
Net change	(886)	(1)	(15)	—	(902)
Balance at September 30, 2023	$(4,767)	$20	$(18)	$—	$(4,765)
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Nine months ended September 30,
($ in millions)	Unrealized losses on investment securities (a)	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Defined benefit pension plans (c)	Accumulated other comprehensive loss
Balance at January 1, 2022	$(95)	$19	$35	$(117)	$(158)
Net change	(4,188)	(1)	(11)	18	(4,182)
Balance at September 30, 2022	$(4,283)	$18	$24	$(99)	$(4,340)
Balance at January 1, 2023	$(4,095)	$18	$18	$—	$(4,059)
Net change	(672)	2	(36)	—	(706)
Balance at September 30, 2023	$(4,767)	$20	$(18)	$—	$(4,765)
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
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Three months ended September 30, 2023 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(1,163)		$277		$(886)
Translation adjustments
Net unrealized losses arising during the period	(5)		1		(4)
Net investment hedges (a)
Net unrealized gains arising during the period	4		(1)		3
Cash flow hedges (a)
Net unrealized losses arising during the period	(15)		4		(11)
Less: Net realized gains reclassified to income from continuing operations	5	(b)	(1)	(c)	4
Net change	(20)		5		(15)
Other comprehensive loss	$(1,184)		$282		$(902)
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

Nine months ended September 30, 2023 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Net unrealized losses arising during the period	$(877)		$209		$(668)
Less: Net realized gains reclassified to income from continuing operations	5	(a)	(1)	(b)	4
Net change	(882)		210		(672)
Translation adjustments
Net unrealized gains arising during the period	1		—		1
Net investment hedges (c)
Net unrealized gains arising during the period	1		—		1
Cash flow hedges (c)
Net unrealized losses arising during the period	(33)		9		(24)
Less: Net realized gains reclassified to income from continuing operations	15	(d)	(3)	(b)	12
Net change	(48)		12		(36)
Other comprehensive loss	$(928)		$222		$(706)
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
16.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands) (a)	2023	2022	2023	2022
Net income from continuing operations	$296	$300	$945	$1,437
Preferred stock dividends — Series B	(16)	(16)	(48)	(48)
Preferred stock dividends — Series C	(11)	(11)	(35)	(35)
Net income from continuing operations attributable to common stockholders	$269	$273	$862	$1,354
Loss from discontinued operations, net of tax	—	(1)	(1)	(1)
Net income attributable to common stockholders	$269	$272	$861	$1,353
Basic weighted-average common shares outstanding (b)	304,134	308,220	303,497	321,884
Diluted weighted-average common shares outstanding (b)	305,693	310,086	304,601	323,875
Basic earnings per common share
Net income from continuing operations	$0.88	$0.88	$2.84	$4.20
Loss from discontinued operations, net of tax	—	—	(0.01)	—
Net income	$0.88	$0.88	$2.84	$4.20
Diluted earnings per common share
Net income from continuing operations	$0.88	$0.88	$2.83	$4.18
Loss from discontinued operations, net of tax	—	—	(0.01)	—
Net income	$0.88	$0.88	$2.83	$4.18
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
17.    Regulatory Capital and Other Regulatory Matters
Ally is subject to enhanced prudential standards that have been established by the FRB under the Dodd-Frank Act, as amended by the EGRRCP Act and as applied to Category IV firms under the Tailoring Rules. Refer to the discussion below, however, about rules proposed by the U.S. banking agencies in 2023 that would significantly alter the Tailoring Rules. Currently, as a Category IV firm, Ally is (1) subject to supervisory stress testing on a two-year cycle, (2) required to submit an annual capital plan to the FRB, (3) exempted from company-run capital stress testing requirements, (4) required to maintain a buffer of unencumbered highly liquid assets to meet projected net stressed cash outflows over a 30-day planning horizon, (5) exempted from the requirements of the LCR and the net stable funding ratio (provided that our average wSTWF continues to remain under $50 billion), and (6) exempted from the requirements of the supplementary leverage ratio, the countercyclical capital buffer, and single-counterparty credit limits. Even so, we are subject to rules enabling the FRB to conduct supervisory stress testing on a more or less frequent basis based on our financial condition, size, complexity, risk profile, scope of operations, or activities or based on risks to the U.S. economy. Further, we are subject to rules requiring the resubmission of our capital plan if we determine that there has been or will be a material change in our risk profile, financial condition, or corporate structure since we last submitted the capital plan or if the FRB determines that (a) our capital plan is incomplete or our capital plan or internal capital adequacy process contains material weaknesses, (b) there has been, or will likely be, a material change in our risk profile (including a material change in our business strategy or any risk exposure), financial condition, or corporate structure, or (c) the BHC stress scenario(s) are not appropriate for our business model and portfolios, or changes in the financial markets or the macroeconomic outlook that could have a material impact on our risk profile and financial condition require the use of updated scenarios. While a resubmission is pending, without prior approval of the FRB, we would generally be prohibited from paying dividends, repurchasing our common stock, or making other capital distributions. In addition, to satisfy the FRB in its review of our capital plan, we may be required to further cease or limit these capital distributions or to issue capital instruments that could be dilutive to stockholders. The FRB also may prevent us from maintaining or expanding lending or other business activities.
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm like Ally is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of September 30, 2023, the stress capital buffer requirement for Ally was 2.5%.
Ally and Ally Bank are currently subject to the U.S. Basel III standardized approach for counterparty credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not currently subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. Since Ally and Ally Bank are currently not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income and loss from regulatory capital. As of September 30, 2023, and December 31, 2022, Ally had $4.8 billion and $4.1 billion, respectively, of accumulated other comprehensive losses, net of applicable income taxes, that were excluded from Common Equity Tier 1 capital. Refer to the discussion below, however, about rules proposed by the U.S. banking agencies in 2023 that would require us to recognize all components of accumulated other comprehensive income and loss in regulatory capital, except gains and losses on cash-flow hedges where the hedged items are not recognized on our balance sheet at fair value. Refer also to Note 15 for additional details about our accumulated other comprehensive loss.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both September 30, 2023, and December 31, 2022, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
Under FDICIA and the PCA framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Brokered deposits totaled $11.3 billion at September 30, 2023, which represented 7.4% of Ally Bank’s total deposits.
The following table summarizes our capital ratios under U.S. Basel III.

	September 30, 2023		December 31, 2022		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$14,994	9.31%	$14,592	9.27%	4.50%	(b)
Ally Bank	17,215	11.27	17,011	11.38	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,257	10.71%	$16,867	10.72%	6.00%	6.00%
Ally Bank	17,215	11.27	17,011	11.38	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$20,126	12.49%	$19,209	12.21%	8.00%	10.00%
Ally Bank	19,140	12.53	18,888	12.64	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$17,257	8.60%	$16,867	8.65%	4.00%	(b)
Ally Bank	17,215	9.04	17,011	9.23	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 2.5% at both September 30, 2023, and December 31, 2022.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
On January 1, 2020, we adopted CECL. Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for additional information about our allowance for loan losses accounting policy. Under a rule finalized by the FRB and other U.S. banking agencies in 2020, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we deferred and began phasing in on January 1, 2022, is generally calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of September 30, 2023, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $591 million.
In April 2023, in a statement accompanying the review of the FRB’s supervision and regulation of SVB, FRB Vice Chair for Supervision Barr highlighted a plan to revisit the Tailoring Rules and develop stronger capital, liquidity, stress-testing, and other standards for Category IV firms like Ally. In July 2023, the U.S. banking agencies issued a proposed rule to customize and implement revisions to the global Basel III capital framework that had been approved by the Basel Committee in December 2017 (commonly known as the Basel III endgame or as Basel IV). For regulatory capital, the proposed rule would eliminate the effect of the Tailoring Rules by requiring the recognition of most elements of accumulated other comprehensive income and loss and the application of deductions, limitations, and criteria for specified capital investments, minority interests, and TLAC holdings. For each of the risk-based capital ratios, a large banking organization like Ally would calculate and be bound by the lower of two alternatives: one version of the ratio based on an expanded risk-based approach prescribed in the proposed rule and one version of the ratio based on the standardized approach as modified by the proposed rule. All capital buffer requirements, including the stress capital buffer requirement, would apply regardless of whether the expanded risk-based approach or the

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
standardized approach produces the lower ratio. Under the expanded risk-based approach, total RWAs would equal the sum of the RWAs for credit risk, equity risk, operational risk, market risk, and CVA risk as set forth in the proposed rule minus any amount of the banking organization’s adjusted allowance for credit losses that is not included in Tier 2 capital and any amount of allocated transfer risk reserves. Under the standardized approach, total RWAs would be calculated using the existing rules with a revised methodology for determining market risk-weighted assets and a required application of the standardized approach for counterparty credit risk for derivative exposures. Category IV firms would be further required under the proposed rule to project their risk-based capital ratios under baseline conditions in their capital plans and related reports using the RWA-calculation approach that results in their binding risk-based capital ratios as of the start of the projection horizon. The proposed rule also would roll back additional elements of the Tailoring Rules by applying to Category IV firms the supplementary leverage ratio, the countercyclical capital buffer, and enhanced public disclosure and reporting requirements. Under the proposed rule, a three-year transition period from July 1, 2025, to June 30, 2028, would apply to the recognition of accumulated other comprehensive income and loss in regulatory capital and the use of the expanded risk-based approach. The phase-in of accumulated other comprehensive income and loss is expected to significantly affect our levels of regulatory capital. While we believe that this would be manageable, we also anticipate that our levels of regulatory capital would need to be gradually increased in advance of and during the proposed transition period. As for the proposed changes to RWAs, while we continue to evaluate the effects of individual provisions and the interplay among them as well as potential management actions in response, the impact is not currently expected to be significant in the aggregate if the proposed rule were adopted in its existing form. We are actively engaged with research and advocacy groups to inform the rulemaking process and better understand the impacts of the proposed rule on banking organizations of various sizes and complexities—as well as the competitive environment more broadly—and likewise encourage the U.S. banking agencies to closely study these impacts and their wider implications.
In August 2023, the U.S. banking agencies issued two proposed rules to improve the resolvability of Category IV firms like Ally. The first proposed rule would require Category II, III, and IV firms, their large consolidated banks, and other institutions to issue and maintain minimum amounts of eligible long-term debt in an amount that is the greater of (i) 6 percent of total RWAs, (ii) 3.5 percent of average total consolidated assets, and (iii) 2.5 percent of total leverage exposure. Covered insured depository institutions, like Ally Bank, that are consolidated subsidiaries of covered entities, like Ally, would be required to issue eligible long-term debt internally to a company that consolidates the covered insured depository institution, which would in turn be required to purchase that long-term debt. Only long-term debt instruments that are most readily able to absorb losses in a resolution proceeding would qualify, and the operations of covered entities would be subject to clean-holding-company requirements such as prohibitions and limitations on their liabilities to unaffiliated entities. Under the proposed rule, a transition period would apply with 25, 50, and 100 percent of the long-term-debt requirements coming into effect by the end of the first, second, and third years, respectively, after finalization of the rule. The second proposed rule, which was issued solely by the FDIC, would require each insured depository institution with $100 billion or more in total assets, like Ally Bank, to submit a full resolution plan with an identified strategy for ensuring timely access to insured deposits, maximizing value from the disposition of assets, minimizing any losses realized by creditors, and addressing potential financial-stability risks. Each resolution plan also would be subject to more stringent standards on its assumptions, content, and reviews. Covered insured depository institutions would need to submit a full resolution plan every two years with interim supplements in non-submission years. We are still assessing the impact of these two proposed rules but, due to the current structure and amount of debt instruments issued by Ally and Ally Bank, expect the long-term-debt rule in particular to significantly affect us.
Whether and when final rules related to these proposals may be adopted and take effect, as well as what changes to the proposed rules may be reflected in any final rules after the comment periods, remain unclear. Also, beyond these proposed rules, more stringent and less tailored liquidity, stress-testing, and other standards for Category IV firms like Ally may be forthcoming, including those that may reinstate the LCR, require more rigorous liquidity stress testing, and return Ally to supervisory stress testing on an annual cycle.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
On January 10, 2022, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of our common stock from time to time from the first quarter of 2022 through the fourth quarter of 2022 subject to restrictions imposed by the FRB, and an increase in our cash dividend on common stock from $0.25 per share for the fourth quarter of 2021 to $0.30 per share for the first quarter of 2022. During the year ended December 31, 2022, we repurchased $1.65 billion of common stock under our stock-repurchase program. Since the commencement of our initial stock-repurchase program in the third quarter of 2016, we have reduced the number of outstanding shares of our common stock by 38%, from 484 million as of June 30, 2016, to 302 million as of September 30, 2023. At this time, the Board has not authorized a stock-repurchase program for 2023 or 2024.
We submitted our 2022 capital plan to the FRB on April 5, 2022. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2022, which was determined to be 2.5% and reflected a decline of 100 basis points relative to our prior requirement. The updated 2.5% stress capital buffer requirement was finalized in August 2022 and became effective on October 1, 2022. In February 2023, we accessed the unsecured debt capital markets and issued $500 million of additional subordinated notes, which qualify as Tier 2 capital for Ally under U.S. Basel III. We submitted our 2023 capital plan to the FRB on April 5, 2023, and received in June 2023 an updated preliminary stress capital buffer requirement that remained unchanged at 2.5%. The 2.5% stress capital buffer requirement was finalized in July 2023 and became effective on October 1, 2023.
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
The following table presents information related to our common stock and distributions to our common stockholders.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2022
First quarter	$584	12,548	337,941	327,306	$0.30
Second quarter	600	15,031	327,306	312,781	0.30
Third quarter	415	12,468	312,781	300,335	0.30
Fourth quarter	51	1,731	300,335	299,324	0.30
2023
First quarter	$27	836	299,324	300,821	$0.30
Second quarter	2	58	300,821	301,619	0.30
Third quarter	—	5	301,619	301,630	0.30
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)On October 9, 2023, our Board declared a quarterly cash dividend of $0.30 per share on all common stock, payable on November 15, 2023, to stockholders of record at the close of business on November 1, 2023. Refer to Note 24 for further information regarding this common-stock dividend.
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
Interest Rate Risk
We monitor our mix of fixed-rate and variable-rate assets and liabilities and may enter into interest rate swaps, forwards, and options to achieve a more desired mix of fixed-rate and variable-rate assets and liabilities. We execute these trades to modify our exposure to interest rate risk by converting certain fixed-rate instruments to a variable-rate and certain variable-rate instruments to a fixed-rate. We use a mix of both derivatives that qualify for hedge accounting treatment and economic hedges that do not qualify for hedge accounting treatment.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the nine months ended September 30, 2023, or 2022.
We placed noncash collateral with counterparties totaling $552 million, supporting our derivative positions at September 30, 2023, compared to $2 million and $384 million of cash and noncash collateral, respectively, at December 31, 2022. These amounts include noncash collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets. We granted our counterparties the right to sell or pledge the noncash collateral.
We received cash collateral from counterparties totaling $20 million and $23 million at September 30, 2023, and December 31, 2022, respectively. These amounts exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities.

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

	September 30, 2023			December 31, 2022
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$33,194	$—	$—	$30,619
Purchased options	19	—	6,250	22	—	2,800
Foreign exchange contracts
Forwards	1	—	163	—	1	151
Total derivatives designated as accounting hedges	20	—	39,607	22	1	33,570
Derivatives not designated as accounting hedges
Interest rate contracts
Futures and forwards	1	—	84	—	—	37
Written options	1	—	103	—	—	79
Total interest rate risk	2	—	187	—	—	116
Foreign exchange contracts
Futures and forwards	—	—	57	—	1	147
Total foreign exchange risk	—	—	57	—	1	147
Credit contracts (a)
Other credit derivatives	—	14	n/a	—	39	n/a
Total credit risk	—	14	n/a	—	39	n/a
Equity contracts
Written options	—	—	—	—	1	—
Purchased options	—	—	—	1	—	—
Total equity risk	—	—	—	1	1	—
Total derivatives not designated as accounting hedges	2	14	244	1	41	263
Total derivatives	$22	$14	$39,851	$23	$42	$33,833
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $38 million and $82 million as of September 30, 2023, and December 31, 2022, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
($ in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Assets
Available-for-sale securities (b)	$14,478	$11,265	$(434)	$(180)	$(164)	$(181)
Finance receivables and loans, net (c)	46,091	46,390	(358)	(617)	(30)	(57)
Liabilities
Long-term debt	$7,736	$7,697	$102	$112	$102	$120
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include the amortized cost basis and unallocated basis adjustments of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2023, and December 31, 2022, the amortized cost basis and unallocated basis adjustments of the closed portfolios used in these hedging relationships was $13.0 billion and $10.0 billion, respectively, of which $12.8 billion and $9.7 billion, respectively, represents the amortized cost basis and unallocated basis adjustments of closed portfolios designated in an active hedge relationship. At September 30, 2023, and December 31, 2022, the total cumulative basis adjustments associated with these hedging relationships was a $360 million liability and a $135 million liability, respectively, of which the portion related to discontinued hedging relationships was a $126 million liability and a $138 million liability, respectively. At September 30, 2023, and December 31, 2022, the notional amounts of the designated hedged items were $10.5 billion and $4.0 billion, respectively, with cumulative basis adjustments of a $234 million liability and a $3 million asset, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. Refer to Note 6 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)These amounts include the carrying value of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2023, and December 31, 2022, the carrying value of the closed portfolios used in these hedging relationships was $46.1 billion and $46.4 billion, respectively, of which $40.1 billion and $46.1 billion, respectively, represents the carrying value of closed portfolios designated in an active hedge relationship. At September 30, 2023, and December 31, 2022, the total cumulative basis adjustments associated with these hedging relationships was a $358 million liability and a $617 million liability, respectively, of which the portion related to discontinued hedging relationships was a $30 million liability and a $57 million liability, respectively. At September 30, 2023, and December 31, 2022, the notional amounts of the designated hedged items were $21.3 billion and $22.8 billion, respectively, with cumulative basis adjustments of a $328 million liability and a $560 million liability, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$4	$7	$13	$8
Other income, net of losses	(1)	4	(1)	10
Total interest rate contracts	3	11	12	18
Foreign exchange contracts
Other operating expenses	1	9	1	11
Total foreign exchange contracts	1	9	1	11
Credit contracts
Other income, net of losses	—	—	(5)	(2)
Total credit contracts	—	—	(5)	(2)
Equity contracts
Other income, net of losses	(4)	—	(11)	—
Total equity contracts	(4)	—	(11)	—
Total gain (loss) recognized in earnings	$—	$20	$(3)	$27

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables summarize the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended September 30, ($ in millions)	2023	2022	2023	2022	2023	2022
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$1
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	(1)
Hedged available-for-sale securities	—	—	(164)	(97)	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	164	97	—	—
Hedged fixed-rate consumer automotive loans	66	(174)	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(66)	174	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive income into income	4	5	—	—	—	—
Other hedged forecasted transactions
Reclassified from accumulated other comprehensive income into income	—	—	—	—	—	(1)
Total gain (loss) on cash flow hedging relationships	$4	$5	$—	$—	$—	$(1)
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$2,837	$2,120	$267	$218	$274	$194

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Nine months ended September 30, ($ in millions)	2023	2022	2023	2022	2023	2022
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$1	$5
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	(1)	(5)
Hedged available-for-sale securities	—	—	(272)	(186)	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	272	186	—	—
Hedged fixed-rate consumer automotive loans	232	(627)	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(232)	627	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive income into income	14	16	—	—	—	—
Other hedged forecasted transactions
Reclassified from accumulated other comprehensive income into income		—		—		(1)
Total gain (loss) on cash flow hedging relationships	$14	$16	$—	$—	$—	$(1)
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$8,133	$5,676	$752	$609	$753	$563
During the next 12 months, we estimate $7 million of losses will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following tables summarize the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended September 30, ($ in millions)	2023	2022	2023	2022	2023	2022
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$3	$1
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	—
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	1	(1)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	6	4	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	46	—	—	—
Amortization of deferred loan basis adjustments	8	17	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	154	36	—	—	—	—
Total gain on fair value hedging relationships	$162	$53	$52	$4	$4	$—

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Nine months ended September 30, ($ in millions)	2023	2022	2023	2022	2023	2022
Gain on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$7	$3
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	1
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	2	(3)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	17	9	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	86	(1)	—	—
Amortization of deferred loan basis adjustments	26	6	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	505	13	—	—	—	—
Total gain on fair value hedging relationships	$531	$19	$103	$8	$9	$1
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Interest rate contracts
Loss recognized in other comprehensive loss	$(20)	$(4)	$(48)	$(15)
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Foreign exchange contracts (a) (b)
Gain recognized in other comprehensive income	$4	$10	$1	$11
(a)There were no amounts excluded from effectiveness testing for the three months and nine months ended September 30, 2023, or 2022.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months and nine months ended September 30, 2023, or 2022.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
19.    Income Taxes
We recognized total income tax benefit from continuing operations of $68 million and income tax expense from continuing operations of $74 million for the three months and nine months ended September 30, 2023, respectively, compared to income tax expense of $117 million and $460 million for the same periods in 2022.
The decrease in income tax expense for the three months ended September 30, 2023, compared to the same period in 2022, was primarily due to adjustments to the valuation allowance on foreign tax credit carryforwards as well as the tax effects of a decrease in pretax earnings. In the third quarter of 2023, we recognized a nonrecurring net tax benefit of $94 million primarily driven by a tax planning strategy resulting in the release of a valuation allowance on foreign tax credit carryforwards of $92 million. In the third quarter of 2022, we established a valuation allowance against foreign tax credit carryforwards as a result of a reduction in forecasted foreign-sourced income caused by revised estimates from certain previously executed and forecasted securitization transactions of $27 million. The release of valuation allowance on foreign tax credit carryforwards resulted in a significant variation in the customary relationship between pretax income and income tax expense for the three months ended September 30, 2023.
The decrease in income tax expense for the nine months ended September 30, 2023, compared to the same period in 2022, was primarily due to the tax effects of a decrease in pretax earnings, the release of valuation allowance on foreign tax credit carryforwards of $92 million during 2023, the establishment of valuation allowance on foreign tax credit carryforwards of $47 million during 2022, and an increase in qualified clean vehicle tax credits for purchased plug-in electric vehicles or fuel cell vehicles. The release of valuation allowance resulted in a significant variation in the customary relationship between pretax income and income tax expense for the nine months ended September 30, 2023.
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

	Recurring fair value measurements
September 30, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$680	$—	$1	$681
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,991	—	—	1,991
U.S. States and political subdivisions	—	608	4	612
Foreign government	43	116	—	159
Agency mortgage-backed residential	—	14,636	—	14,636
Mortgage-backed residential	—	3,873	—	3,873
Agency mortgage-backed commercial	—	3,466	—	3,466
Asset-backed	—	354	—	354
Corporate debt	—	1,703	—	1,703
Total available-for-sale securities	2,034	24,756	4	26,794
Mortgage loans held-for-sale (c)	—	29	—	29
Other assets
Derivative contracts in a receivable position
Interest rate	—	20	1	21
Foreign currency	—	1	—	1
Total derivative contracts in a receivable position	—	21	1	22
Total assets	$2,714	$24,806	$6	$27,526
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Credit	$—	$—	$14	$14
Total derivative contracts in a payable position	—	—	14	14
Total liabilities	$—	$—	$14	$14
(a)Our direct investment in any one industry did not exceed 12%.
(b)Excludes $44 million of equity securities that are measured at fair value using the net asset value practical expedient and therefore are not classified in the fair value hierarchy.
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

	Equity securities (a)		Available-for-sale securities		Finance receivables and loans, net (b)
($ in millions)	2023	2022	2023	2022	2023	2022
Assets
Fair value at July 1,	$1	$2	$5	$12	$—	$7
Net realized/unrealized losses
Included in earnings	—	(1)	—	—	—	—
Included in OCI	—	—	—	—	—	—
Purchases	—	—	—	1	—	4
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	(1)	(11)	—	(5)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value at September 30,	$1	$1	$4	$2	$—	$6
Net unrealized gains still held at September 30,
Included in earnings	$—	$—	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—
(a)Net realized/unrealized losses are reported as other (loss) gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Carried at fair value due to fair value option elections.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2023	2022
Liabilities
Fair value at July 1,	$18	$50
Net realized/unrealized gains
Included in earnings	(3)	(6)
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	(5)	(2)
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	3	6
Fair value at September 30,	$13	$48
Net unrealized gains still held at September 30,
Included in earnings	$—	$(1)
Included in OCI	—	—
(a)Net realized/unrealized gains are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during the three months ended September 30, 2023, and September 30, 2022. These transfers are deemed to have occurred at the end of the reporting period.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Equity securities (a)		Available-for-sale securities		Finance receivables and loans, net (b) (c)
($ in millions)	2023	2022	2023	2022	2023	2022
Assets
Fair value at January 1,	$1	$9	$4	$9	$3	$7
Net realized/unrealized gains (losses)
Included in earnings	—	1	—	—	—	(1)
Included in OCI	—	—	—	—	—	—
Purchases	—	—	1	4	—	12
Sales	—	(9)	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	(1)	(11)	(3)	(12)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value at September 30,	$1	$1	$4	$2	$—	$6
Net unrealized losses still held at September 30,
Included in earnings	$—	$—	$—	$—	$—	$(1)
Included in OCI	—	—	—	—	—	—
(a)Net realized/unrealized gains are reported as other (loss) gain on investments, net, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Carried at fair value due to fair value option elections.
(c)Net realized/unrealized losses are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2023	2022
Liabilities
Fair value at January 1,	$39	$53
Net realized/unrealized (gains) losses
Included in earnings	(6)	1
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	(30)	(12)
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	10	6
Fair value at September 30,	$13	$48
Net unrealized gains still held at September 30,
Included in earnings	$(3)	$(5)
Included in OCI	—	—
(a)Net realized/unrealized (gains) losses are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during the nine months ended September 30, 2023, and September 30, 2022. These transfers are deemed to have occurred at the end of the reporting period.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at September 30, 2023, and December 31, 2022, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
September 30, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$260	$260	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	73	73	(17)	n/m	(a)
Other	—	—	78	78	(77)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	151	151	(94)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	6	6	(1)	n/m	(a)
Total assets	$—	$—	$417	$417	$(95)	n/m
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at September 30, 2023, and December 31, 2022.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
September 30, 2023
Financial assets
Held-to-maturity securities	$1,013	$—	$779	$—	$779
Loans held-for-sale, net	260	—	—	260	260
Finance receivables and loans, net	136,423	—	—	137,008	137,008
FHLB/FRB stock (a)	757	—	757	—	757
Financial liabilities
Deposit liabilities	$53,486	$—	$—	$53,329	$53,329
Short-term borrowings	2,410	—	—	2,418	2,418
Long-term debt	20,096	—	14,216	6,192	20,408
December 31, 2022
Financial assets
Held-to-maturity securities	$1,062	$—	$884	$—	$884
Loans held-for-sale, net	641	—	—	641	641
Finance receivables and loans, net	132,034	—	—	133,856	133,856
FHLB/FRB stock (a)	719	—	719	—	719
Financial liabilities
Deposit liabilities	$42,336	$—	$—	$41,909	$41,909
Short-term borrowings	2,399	—	—	2,417	2,417
Long-term debt	17,762	—	12,989	5,263	18,252
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At September 30, 2023, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 18.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
September 30, 2023
Assets
Derivative assets (d)	$22	$—	$22	$—	$(20)	$2
Total assets	$22	$—	$22	$—	$(20)	$2
Liabilities
Derivative liabilities (e)	$14	$—	$14	$—	$—	$14
Securities sold under agreements to repurchase (f)	735	—	735	—	(735)	—
Total liabilities	$749	$—	$749	$—	$(735)	$14
December 31, 2022
Assets
Derivative assets	$23	$—	$23	$(1)	$(22)	$—
Total assets	$23	$—	$23	$(1)	$(22)	$—
Liabilities
Derivative liabilities (e)	$42	$—	$42	$(1)	$(1)	$40
Securities sold under agreements to repurchase (f)	499	—	499	—	(499)	—
Total liabilities	$541	$—	$541	$(1)	$(500)	$40
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
(d)Includes derivative assets with no offsetting arrangements of $2 million as of September 30, 2023.
(e)Includes derivative liabilities with no offsetting arrangements of $14 million and $39 million as of September 30, 2023, and December 31, 2022, respectively.
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
Corporate and Other
Corporate and Other primarily consists of centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock—as well as other equity investments through Ally Ventures, our strategic investment business—and the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments. Financial results related to Ally Invest, our digital brokerage and personal advice (formerly known as wealth management) offering, Ally Lending, our point-of-sale financing business, Ally Credit Card, and CRA loans and investments are also included within Corporate and Other.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Financial information for our reportable operating segments is summarized as follows.

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2023
Net financing revenue and other interest income	$1,360	$29	$53	$97	$(6)	$1,533
Other revenue	79	293	4	24	35	435
Total net revenue	1,439	322	57	121	29	1,968
Provision for credit losses	444	—	(2)	5	61	508
Total noninterest expense	618	338	33	32	211	1,232
Income (loss) from continuing operations before income tax (benefit) expense	$377	$(16)	$26	$84	$(243)	$228
Total assets	$114,742	$8,736	$18,745	$10,749	$42,732	$195,704
2022
Net financing revenue and other interest income	$1,303	$24	$57	$80	$255	$1,719
Other revenue (loss)	74	236	7	54	(74)	297
Total net revenue	1,377	260	64	134	181	2,016
Provision for credit losses	328	—	2	13	95	438
Total noninterest expense	561	290	43	30	237	1,161
Income (loss) from continuing operations before income tax (benefit) expense	$488	$(30)	$19	$91	$(151)	$417
Total assets	$109,114	$8,533	$19,862	$9,840	$41,291	$188,640
(a)Net financing revenue and other interest income after the provision for credit losses totaled $1.0 billion and $1.3 billion for the three months ended September 30, 2023, and 2022, respectively.

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2023
Net financing revenue and other interest income	$4,031	$84	$160	$292	$141	$4,708
Other revenue	239	1,011	13	81	95	1,439
Total net revenue	4,270	1,095	173	373	236	6,147
Provision for credit losses	1,126	—	(3)	35	223	1,381
Total noninterest expense	1,824	1,011	108	110	694	3,747
Income (loss) from continuing operations before income tax (benefit) expense	$1,320	$84	$68	$228	$(681)	$1,019
Total assets	$114,742	$8,736	$18,745	$10,749	$42,732	$195,704
2022
Net financing revenue and other interest income	$3,899	$61	$166	$240	$810	$5,176
Other revenue	214	664	25	97	51	1,051
Total net revenue	4,113	725	191	337	861	6,227
Provision for credit losses	660	—	2	27	220	909
Total noninterest expense	1,640	864	153	95	669	3,421
Income (loss) from continuing operations before income tax (benefit) expense	$1,813	$(139)	$36	$215	$(28)	$1,897
Total assets	$109,114	$8,533	$19,862	$9,840	$41,291	$188,640
(a)Net financing revenue and other interest income after the provision for credit losses totaled $3.3 billion and $4.3 billion for the nine months ended September 30, 2023, and 2022, respectively.

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
24.    Subsequent Events
Declaration of Common Dividend
On October 9, 2023, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend is payable on November 15, 2023, to stockholders of record at the close of business on November 1, 2023.

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
•our ability to optimize our automotive finance and insurance businesses and to continue diversifying into and growing other consumer and commercial business lines, including mortgage lending, point-of-sale personal lending, credit cards, corporate finance, brokerage, and personal advice;
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
Primary Business Lines
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, Mortgage Finance, and Corporate Finance are our primary business lines. The remaining activity is reported in Corporate and Other, which primarily consists of centralized treasury activities as well as Ally Invest, our digital brokerage and personal advice offering, Ally Lending, our point-of-sale financing business, Ally Credit Card, CRA loans and investments, and certain strategic investments. The following table summarizes the operating results excluding discontinued operations of each business line. Operating results for each of the business lines are more fully described in the MD&A sections that follow.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2023	2022	Favorable/(unfavorable) % change	2023	2022	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,439	$1,377	5	$4,270	$4,113	4
Insurance	322	260	24	1,095	725	51
Mortgage Finance	57	64	(11)	173	191	(9)
Corporate Finance	121	134	(10)	373	337	11
Corporate and Other	29	181	(84)	236	861	(73)
Total	$1,968	$2,016	(2)	$6,147	$6,227	(1)
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$377	$488	(23)	$1,320	$1,813	(27)
Insurance	(16)	(30)	47	84	(139)	160
Mortgage Finance	26	19	37	68	36	89
Corporate Finance	84	91	(8)	228	215	6
Corporate and Other	(243)	(151)	(61)	(681)	(28)	n/m
Total	$228	$417	(45)	$1,019	$1,897	(46)
n/m = not meaningful
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers and automotive retailers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our success as an automotive-finance provider is driven by the consistent and broad range of products and services we offer to dealers and automotive retailers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automobile manufacturers and suppliers. We continue to identify and cultivate relationships with automotive retailers, including those with leading e-commerce platforms. We also operate an online direct-lending platform for consumers seeking direct financing. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Additionally, we provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. Furthermore, our strong and expansive dealer relationships,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. We have provided and continue to provide automobile financing for battery-electric and plug-in hybrid vehicles, including brands such as Jeep, Tesla, Ford, and BMW. This positions us to remain a leader in automotive financing as we believe the majority of these vehicles will be sold through dealerships and automotive retailers with whom we have an established relationship. During the nine months ended September 30, 2023, $606 million of our consumer automotive retail loan originations and purchases, and $482 million of our operating lease originations and purchases, were for battery-electric and plug-in hybrid vehicles. As of September 30, 2023, $1.1 billion of our consumer automotive finance receivables and loans had battery-electric or plug-in hybrid vehicles as the underlying collateral, and $797 million of our investment in operating leases were battery-electric or plug-in hybrid vehicles.
We have focused on developing dealer relationships beyond those relationships that primarily were developed through our previous role as a captive finance company for GM and Stellantis. We have established relationships with thousands of automotive dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. Our Growth channel includes brands such as Ford, Toyota, Hyundai, Kia, Nissan, and Honda, as well as used-vehicle-only retailers with a national presence and online-only automotive retailers. As of September 30, 2023, approximately 71% of our Growth channel dealer relationships were with franchised dealers and dealers with a national presence.
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
As part of our focus on offering dealers a broad range of consumer F&I products, we offer VSCs, VMCs, and GAP products. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models. We also underwrite ClearGuard on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction. Additionally, we underwrite selected commercial insurance coverages, which primarily insure dealers’ wholesale vehicle inventory, and offer additional products to protect a dealer’s business, including property and liability coverage that is underwritten by a third-party carrier with a portion of the insurance risk assumed through a quota share agreement. On a smaller scale, we also periodically assume other insurance risks through quota share arrangements and perform services as an underwriting carrier for an insurance program managed by a third-party where we cede the majority of such business to external reinsurance markets.
Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles, make us a premier automotive finance and insurance company ready to support and strengthen our approximately 22,300 active dealer relationships as of September 30, 2023. A dealer is considered to have an active relationship with us if we provided automotive financing, remarketing, or insurance services during the three months ended September 30, 2023.
•Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes our direct-to-consumer Ally Home mortgage offering, and bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties.
Through our direct-to-consumer channel, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third party. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo and LMI mortgages are originated as held-for-investment and subserviced by a third party. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April 2019, we announced a strategic partnership with BMC, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, BMC conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. This partnership with BMC limits operational volatility as the mortgage industry continues to evolve in the current interest rate environment. During the nine months ended September 30, 2023, we originated $731 million of mortgage loans through our direct-to-consumer channel. During 2018, we made a strategic equity investment in the parent of BMC (BMC Holdco) that was subsequently increased in 2019 and 2020. The carrying value of this investment was $9 million as of September 30, 2023, is within equity securities on our Condensed Consolidated Balance Sheet and is included in Corporate and Other. Refer to Note 10 to the Condensed Consolidated Financial Statements for further information.
Through the bulk loan channel, we purchase loans from several qualified sellers, including direct originators and large aggregators who have the financial capacity to support strong representations and warranties, and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the nine months ended September 30, 2023, we purchased $14 million of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.

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
Corporate and Other includes the results of Ally Invest, our digital brokerage and personal advice offering, which enables us to complement our competitive deposit products with low-cost investing. The digital personal advice business aligns with our strategy to create a premier digital financial services company and provides additional sources of fee income through asset management and certain other fees, with minimal balance sheet utilization. This business also provides an additional source of low-cost deposits through arrangements with Ally Invest’s clearing broker.
Information related to our point-of-sale financing business, Ally Lending, is also included within Corporate and Other. Ally Lending primarily serves home improvement and medical service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. The home improvement vertical had originations of $851 million during the nine months ended September 30, 2023, and now represents approximately 68% of originations. Point-of-sale lending broadens our capabilities, and expands our product offering into consumer unsecured personal lending, all while helping to further meet the financial needs of our customers.
Financial information related to our credit card business, Ally Credit Card, is included within Corporate and Other. Ally Credit Card is our scalable, digital-first credit card platform and features leading-edge technology, and a proprietary, analytics-based underwriting model. We believe Ally Credit Card enhances our ability to grow and deepen both new and existing customer relationships.
On October 24, 2023, the U.S. banking agencies issued a final rule that significantly amends their CRA regulations. Although the effective date of the rule is April 1, 2024, the applicability date for the majority of its provisions is January 1, 2026. We are still evaluating the rule and its impact, but our CRA strategy and program may be adversely affected by it.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the reportable operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2023	2022	Favorable/(unfavorable) % change	2023	2022	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$3,595	$2,761	30	$10,335	$7,522	37
Total interest expense	1,850	804	(130)	4,989	1,672	(198)
Net depreciation expense on operating lease assets	212	238	11	638	674	5
Net financing revenue and other interest income	1,533	1,719	(11)	4,708	5,176	(9)
Other revenue
Insurance premiums and service revenue earned	320	289	11	936	849	10
Gain on mortgage and automotive loans, net	4	10	(60)	13	28	(54)
Other (loss) gain on investments, net	(41)	(54)	24	59	(173)	134
Other income, net of losses	152	52	192	431	347	24
Total other revenue	435	297	46	1,439	1,051	37
Total net revenue	1,968	2,016	(2)	6,147	6,227	(1)
Provision for credit losses	508	438	(16)	1,381	909	(52)
Noninterest expense
Compensation and benefits expense	463	467	1	1,448	1,397	(4)
Insurance losses and loss adjustment expenses	107	70	(53)	329	217	(52)
Other operating expenses	662	624	(6)	1,970	1,807	(9)
Total noninterest expense	1,232	1,161	(6)	3,747	3,421	(10)
Income from continuing operations before income tax (benefit) expense	228	417	(45)	1,019	1,897	(46)
Income tax (benefit) expense from continuing operations	(68)	117	158	74	460	84
Net income from continuing operations	$296	$300	(1)	$945	$1,437	(34)
Financial ratios:
Return on average assets (a)	0.60%	0.64%	n/m	0.65%	1.05%	n/m
Return on average equity (a)	8.35%	8.36%	n/m	9.16%	12.86%	n/m
Equity to assets (a)	7.20%	7.60%	n/m	7.11%	8.13%	n/m
Common dividend payout ratio (b)	34.09%	34.09%	n/m	31.69%	21.43%	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
We earned net income from continuing operations of $296 million and $945 million for the three months and nine months ended September 30, 2023, respectively, compared to $300 million and $1.4 billion for the three months and nine months ended September 30, 2022. During the three months and nine months ended September 30, 2023, results were favorably impacted by higher total financing revenue and other interest income, and a decrease in income tax expense from continuing operations. These items were more than offset by higher interest expense, provision for credit losses, and noninterest expense for the three months and nine months ended September 30, 2023. During the nine months ended September 30, 2023, results were also favorably impacted by other gain on investments, net.
Net financing revenue and other interest income decreased $186 million and $468 million for the three months and nine months ended September 30, 2023, respectively, as compared to the three months and nine months ended September 30, 2022. Consumer automotive revenue increased as higher portfolio yields resulting from pricing actions contributed to the increases in revenue. We continue to opportunistically adjust pricing in response to rising benchmark interest rates. The increases were also impacted by higher average consumer assets resulting from growth in the used-vehicle portfolio, primarily through franchised dealers and national retailers. Commercial automotive revenue increased due to higher yields from higher benchmark interest rates, as our commercial automotive loans are generally variable-rate. Additionally, the increases were impacted by higher asset balances resulting from improvements in new vehicle supply. These increases were more than offset by higher interest expense. We experienced higher interest expense for the three months and nine months ended

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
September 30, 2023, as compared to the same periods in 2022, in response to higher benchmark interest rates, which increased our cost of funds associated with our deposit liabilities.
Insurance premiums and service revenue earned was $320 million and $936 million for the three months and nine months ended September 30, 2023, respectively, compared to $289 million and $849 million for the three months and nine months ended September 30, 2022. The increases for the three months and nine months ended September 30, 2023, were primarily driven by higher P&C earned premium from higher dealer inventory levels, growth in other dealer-related protection products, and higher other premium and service revenue written from non-automotive assumed reinsurance business.
Other loss on investments, net, was $41 million for the three months ended September 30, 2023, and other gain on investments, net was $59 million for the nine months ended September 30, 2023, compared to other loss on investments, net of $54 million and $173 million for the three months and nine months ended September 30, 2022, respectively. The increases for the three months and nine months ended September 30, 2023, compared to the same periods in 2022, were primarily attributable to the performance of equity securities, consistent with broader stock market performance. The increase for the nine months ended September 30, 2023, was partially offset by realized gains from the sale of available-for-sale securities and equity securities during the nine months ended September 30, 2022, that did not reoccur.
Other income, net of losses increased $100 million and $84 million for the three months and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increases were primarily driven by net downward adjustments of $10 million related to equity securities without a readily determinable fair value for the nine months ended September 30, 2023, compared to net downward adjustments (including impairment) of $137 million and $139 million during the three months and nine months ended September 30, 2022. Additionally, the increases for the three months and nine months ended September 30, 2023, were driven by increased late charges and other administrative fees, as delinquencies have increased amid deterioration in macroeconomic conditions, driven by persistent inflation. During the nine months ended September 30, 2023, we observed a slowing rate of increase in delinquency trends within our consumer automotive loan portfolio, as compared to the nine months ended September 30, 2022.
The provision for credit losses increased $70 million and $472 million for the three months and nine months ended September 30, 2023, respectively, compared to the three months and nine months ended September 30, 2022. The increases in provision for credit losses for the three months and nine months ended September 30, 2023, were primarily driven by higher net charge-offs across our consumer portfolios. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense was $1.2 billion and $3.7 billion for the three months and nine months ended September 30, 2023, respectively, compared to $1.2 billion and $3.4 billion for the three months and nine months ended September 30, 2022. The increases for the three months and nine months ended September 30, 2023, were driven by increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products and we incurred higher collection and repossession costs. Additionally, insurance losses and loss adjustment expenses increased for the three months and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to increased losses from our vehicle inventory insurance program attributable to higher weather frequency and severity, growing dealer inventory levels, and higher insured values for non-weather losses. The increases were also driven by restructuring charges associated with a workforce reduction during the three months and nine months ended September 30, 2023.
We recognized total income tax benefit from continuing operations of $68 million and income tax expense from continuing operations of $74 million for the three months and nine months ended September 30, 2023, respectively, compared to income tax expense of $117 million and $460 million for the same periods in 2022. The decrease in income tax expense for the three months ended September 30, 2023, compared to the same period in 2022, was primarily due to adjustments to the valuation allowance on foreign tax credit carryforwards as well as the tax effects of a decrease in pretax earnings. The decrease in income tax expense for the nine months ended September 30, 2023, compared to the same period in 2022, was primarily due to the tax effects of a decrease in pretax earnings, adjustments to the valuation allowance on foreign tax credit carryforwards, and an increase in qualified clean vehicle tax credits for purchased plug-in electric vehicles or fuel cell vehicles. The release of valuation allowance resulted in a significant variation in the customary relationship between pretax income and income tax expense for the three months and nine months ended September 30, 2023. Refer to Note 19 to the Condensed Consolidated Financial Statements for further discussion.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2023	2022	Favorable/(unfavorable) % change	2023	2022	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,748	$1,461	20	$4,973	$4,125	21
Commercial	364	189	93	998	460	117
Loans held-for-sale	2	—	n/m	6	—	n/m
Operating leases	385	397	(3)	1,179	1,196	(1)
Total financing revenue and other interest income	2,499	2,047	22	7,156	5,781	24
Interest expense	927	506	(83)	2,487	1,208	(106)
Net depreciation expense on operating lease assets (a)	212	238	11	638	674	5
Net financing revenue and other interest income	1,360	1,303	4	4,031	3,899	3
Other revenue
Gain on automotive loans, net	—	3	(100)	—	3	(100)
Other income, net of losses	79	71	11	239	211	13
Total other revenue	79	74	7	239	214	12
Total net revenue	1,439	1,377	5	4,270	4,113	4
Provision for credit losses	444	328	(35)	1,126	660	(71)
Noninterest expense
Compensation and benefits expense	164	155	(6)	505	475	(6)
Other operating expenses	454	406	(12)	1,319	1,165	(13)
Total noninterest expense	618	561	(10)	1,824	1,640	(11)
Income from continuing operations before income tax expense	$377	$488	(23)	$1,320	$1,813	(27)
Total assets	$114,742	$109,114	5	$114,742	$109,114	5
n/m = not meaningful
(a)Includes net remarketing gains of $57 million and $174 million for the three months and nine months ended September 30, 2023, respectively, compared to $39 million and $139 million for the three months and nine months ended September 30, 2022.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $377 million and $1.3 billion for the three months and nine months ended September 30, 2023, respectively, compared to $488 million and $1.8 billion for the three months and nine months ended September 30, 2022. For the three months and nine months ended September 30, 2023, the decreases were primarily due to higher interest expense and higher provision for credit losses, partially offset by higher financing revenue and other interest income.
Consumer automotive loan financing revenue and other interest income increased $287 million and $848 million for the three months and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. Higher portfolio yields resulting from pricing actions contributed to the increases in revenue. We continue to opportunistically adjust pricing in response to rising benchmark interest rates. The increases were also impacted by higher average consumer assets resulting from growth in the used-vehicle portfolio, primarily through franchised dealers and national retailers.
Commercial loan financing revenue and other interest income increased $175 million and $538 million for the three months and nine months ended September 30, 2023, respectively, compared to the three months and nine months ended September 30, 2022. The increases

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
were primarily due to higher yields from higher benchmark interest rates, as our commercial automotive loans are generally variable-rate. Additionally, the increases were impacted by higher asset balances resulting from improvements in new vehicle supply.
Interest expense was $927 million and $2.5 billion for the three months and nine months ended September 30, 2023, respectively, compared to $506 million and $1.2 billion for the three months and nine months ended September 30, 2022. The increases for the three months and nine months ended September 30, 2023, were primarily driven by a higher interest rate environment, resulting in higher funding costs.
Total net operating lease revenue increased $14 million and $19 million for the three months and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increases in net operating lease revenue were driven by higher remarketing gains on off-lease vehicles, primarily due to normalizing volume trends in the contractually priced buyout channels. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
Total other revenue increased $5 million and $25 million for the three months and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increases were primarily due to an increase in servicing fees, remarketing fee income, and late charges. The increases in servicing fees are due to the growth in financial assets transferred to a nonconsolidated SPE for which we retain the ongoing right to service the assets. The increases in remarketing fee income are primarily due to increases in remarketing transaction volume through our SmartAuction platform. The increases in late charges are due to higher delinquencies amid deterioration in macroeconomic conditions, driven by persistent inflation. During the nine months ended September 30, 2023, we observed a slowing rate of increase in delinquency trends within our consumer automotive loan portfolio, as compared to the nine months ended September 30, 2022. Refer to Note 9 to the Condensed Consolidated Financial Statements for additional information regarding assets sold to nonconsolidated SPEs.
The provision for credit losses increased $116 million and $466 million for the three months and nine months ended September 30, 2023, respectively, compared to the three months and nine months ended September 30, 2022. The increases in provision for credit losses were primarily driven by higher net charge-offs during the three months and nine months ended September 30, 2023. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $57 million and $184 million for the three months and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increases were primarily due to expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products. Additionally, we incurred higher collection and repossession costs in the three months and nine months ended September 30, 2023, as compared to the same periods in 2022.
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$85,514	8.12%	$82,927	6.99%	$84,720	7.86%	$80,509	6.85%
Commercial
Wholesale floorplan (d)	14,507	7.76	10,886	4.85	13,727	7.50	11,282	3.62
Other commercial automotive (e)	6,023	5.25	5,059	4.33	5,909	5.15	4,904	4.21
Investment in operating leases, net (f)	9,817	7.00	10,588	5.98	10,119	7.15	10,693	6.54
(a)Average balances are calculated using an average daily balance methodology.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Condensed Consolidated Financial Statements.
(c)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 8.90% and 8.73% for the three months and nine months ended September 30, 2023, respectively, and 7.29% and 6.92% for the three months and nine months ended September 30, 2022.
(d)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 7.88% and 7.64% for the three months and nine months ended September 30, 2023, respectively, and 5.03% and 3.80% for the three months and nine months ended September 30, 2022.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes net gains on the sale of off-lease vehicles of $57 million and $174 million for the three months and nine months ended September 30, 2023, respectively, compared to $39 million and $139 million for the three months and nine months ended September 30, 2022. Excluding these gains on sale, the yield was 4.69% and 4.85% for the three months and nine months ended September 30, 2023, respectively, compared to 4.52% and 4.80% for the three months and nine months ended September 30, 2022.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
During the three months and nine months ended September 30, 2023, our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased 113 and 101 basis points, respectively, as compared to the same periods in 2022. The increases for the three months and nine months ended September 30, 2023, were primarily driven by higher portfolio yields resulting from pricing actions. We continue to opportunistically adjust pricing in response to rising benchmark interest rates. Our portfolio yield for consumer automotive loans, including the effects of derivative financial instruments designated as hedges, was 78 and 87 basis points higher than our portfolio yield for consumer automotive loans excluding the effects of derivative financial instruments designated as hedges for the three months and nine months ended September 30, 2023, respectively. This is attributable to the execution of hedging strategies that are used to mitigate interest rate risks. Refer to Note 18 to the Condensed Consolidated Financial Statements for further discussion.
Our portfolio yield for investment in operating leases, net, including net gains on the sale of off-lease vehicles, was 7.00% and 7.15% for the three months and nine months ended September 30, 2023, respectively, compared to 5.98% and 6.54% for the three months and nine months ended September 30, 2022. The increases were due to higher remarketing gains on off-lease vehicles. Refer to the section titled Operating Lease Residual Risk Management within this MD&A for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
The following table presents retail loan originations and purchases by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended September 30, 2023
S	$2.6	38	755	$1.4	48	751
A	2.9	42	688	1.2	42	688
B	0.9	13	643	0.3	10	654
C	0.3	5	593	—	—	620
D	0.1	1	556	—	—	575
E	0.1	1	541	—	—	642
Total retail originations	$6.9	100	701	$2.9	100	712
Three months ended September 30, 2022
S	$1.8	23	742	$1.2	35	744
A	3.9	49	687	1.8	53	687
B	1.6	20	649	0.4	12	655
C	0.4	6	607	—	—	633
D	0.1	1	566	—	—	631
E	0.1	1	548	—	—	550
Total retail originations	$7.9	100	684	$3.4	100	699
Nine months ended September 30, 2023
S	$6.7	34	752	$3.8	44	749
A	8.5	43	687	3.8	44	687
B	3.0	15	645	0.9	11	654
C	0.9	5	600	0.1	1	624
D	0.3	2	561	—	—	573
E	0.2	1	550	—	—	553
Total retail originations	$19.6	100	695	$8.6	100	707
Nine months ended September 30, 2022
S	$5.2	21	741	$3.2	33	744
A	12.2	50	685	5.1	53	685
B	5.3	22	648	1.2	13	653
C	1.3	4	610	0.1	1	629
D	0.4	2	568	—	—	600
E	0.2	1	553	—	—	541
Total retail originations	$24.6	100	682	$9.6	100	698
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; and payment-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total retail loan originations and purchases, in dollars, by the loan term in months.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
0–71	14%	14%	14%	14%
72–75	62	63	63	65
76 +	24	23	23	21
Total retail originations	100%	100%	100%	100%
Retail originations with a term of 76 months or more represented 24% and 23% of total retail originations for the three months and nine months ended September 30, 2023, respectively, compared to 23% and 21% for the three months and nine months ended September 30, 2022. Substantially all the loans originated with a term of 76 months or more during both the three months and nine months ended September 30, 2023, and 2022, were considered to be prime and in credit tiers S, A, or B. Our underwriting processes are designed to consider various deal structure variables—such as payment-to-income, LTV, debt-to-income, and FICO® score—that compensate for longer loan terms and mitigate underwriting risk.
During the three months ended September 30, 2023, approximately 84% of our used retail originations were for vehicles with a model year of 2017 or newer. According to the Bureau of Transportation Statistics, the average age of light vehicles in operation in the United States during 2022 was approximately 12 years. Substantially all used retail originations with a term of 76 months or more during the three months ended September 30, 2023, were for vehicles with a model year of 2017 or newer.
The following table presents the percentage of total outstanding retail loans by origination year.

September 30,	2023	2022
Pre-2019	3%	8%
2019	5	9
2020	9	15
2021	20	31
2022	33	37
2023	30	—
Total retail	100%	100%
The following tables present the total retail loan and operating lease origination and purchase dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2023	2022	2023	2022
Used retail	$6,932	$7,857	66	64
New retail	2,920	3,403	27	27
Lease	698	1,076	7	9
Total consumer automotive financing originations (a)	$10,550	$12,336	100	100
(a)Includes CSG originations of $1.2 billion and $1.5 billion for the three months ended September 30, 2023, and 2022, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2023	2022	2023	2022
Used retail	$19,598	$24,584	65	66
New retail	8,570	9,617	28	26
Lease	2,253	2,948	7	8
Total consumer automotive financing originations (a)	$30,421	$37,149	100	100
(a)Includes CSG originations of $3.8 billion and $4.2 billion for the nine months ended September 30, 2023, and 2022, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2023	2022	2023	2022
Growth channel	$6,083	$6,914	58	56
GM dealers	2,341	2,665	22	22
Stellantis dealers	2,126	2,757	20	22
Total consumer automotive financing originations	$10,550	$12,336	100	100

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2023	2022	2023	2022
Growth channel	$17,223	$21,031	57	57
GM dealers	6,775	7,770	22	21
Stellantis dealers	6,423	8,348	21	22
Total consumer automotive financing originations	$30,421	$37,149	100	100
Total consumer automotive loan and operating lease originations decreased $1.8 billion and $6.7 billion for the three months and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decreases were primarily driven by our dynamic underwriting strategies, including strategic pricing and curtailment actions to optimize our risk appetite and returns.
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

	Used retail		New retail		Lease
Three months ended September 30,	2023	2022	2023	2022	2023	2022
760 +	23%	14%	21%	14%	48%	48%
720–759	14	13	13	12	16	18
660–719	30	33	29	35	22	23
620–659	18	24	17	21	9	7
540–619	8	10	3	3	3	2
< 540	3	2	—	—	—	—
Unscored (a)	4	4	17	15	2	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.

	Used retail		New retail		Lease
Nine months ended September 30,	2023	2022	2023	2022	2023	2022
760 +	20%	13%	18%	14%	48%	46%
720–759	14	12	13	12	17	18
660–719	30	34	30	33	22	23
620–659	19	25	19	22	9	9
540–619	10	10	3	4	2	2
< 540	3	2	—	—	—	—
Unscored (a)	4	4	17	15	2	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Originations with a FICO® Score of less than 620 (considered nonprime) represented 8% and 9% of total consumer loan and operating lease originations for the three months and nine months ended September 30, 2023, respectively, compared to 9% for both the three months and nine months ended September 30, 2022. Consumer loans and operating leases with FICO® Scores of less than 540 represented 2% of total originations for both the three months and nine months ended September 30, 2023, compared to 2% and 1% for the three months and nine months ended September 30, 2022, respectively. Nonprime applications are subject to more stringent underwriting criteria (for example, minimum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was $8.8 billion at both September 30, 2023, and December 31, 2022, or approximately 10.3% and 10.6% of our total consumer automotive loans at September 30, 2023, and December 31, 2022, respectively. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
During the first quarter of 2023, we amended our relationship with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we decreased our committed facility from a maximum of $5.0 billion to a maximum of $4.0 billion to support our continued efforts to optimize risk-adjusted returns. This commitment is effective for 364 days. As part of the agreement, we purchase finance receivables meeting certain prescribed eligibility requirements on a periodic basis from Carvana. We also have the opportunity to purchase additional contracts from Carvana on an ad-hoc basis that may fall outside of the prescribed eligibility requirements utilized within the recurring pools. The risk profile of the contractual purchases is similar to the volume we fund through other dealer-facing channels. All the finance receivables purchased through this channel are used vehicles, and are included in Growth channel in our consumer origination metrics. While different vintages exhibit varying performance, collectively to date, finance receivables purchased from Carvana have exhibited consistent delinquency and loss performance compared to loans with similar credit characteristics acquired through our indirect dealer channel. Consumer finance receivables and loans sourced from Carvana represented 7.7% of our total consumer automotive finance receivables and loans as of September 30, 2023. During both the three months and nine months ended September 30, 2023, loan purchases from Carvana were 9% of our total consumer automotive financing originations.
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

	Average balance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Stellantis new vehicles	42%	32%	40%	30%
Used vehicles	23	44	25	48
GM new vehicles	21	16	22	15
Growth new vehicles	14	8	13	7
Total	100%	100%	100%	100%
Total commercial wholesale finance receivables	$14,507	$10,886	$13,727	$11,282
Average commercial wholesale financing receivables outstanding increased $3.6 billion and $2.4 billion during the three months and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The increases for the three months and nine months ended September 30, 2023, as compared to the same periods in 2022, were primarily due to increased industry-wide new vehicle inventory levels. This was partially offset by reduced used vehicle inventory levels across the automotive industry.
Carvana’s commercial line of credit totals $2.0 billion, with a scheduled maturity in the first quarter of 2024. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. This includes the line of credit being fully collateralized to mitigate counterparty credit risk in the event of a default. On August 31, 2023, Carvana announced the following final results of its previously announced debt exchange offers: reduction in total debt by over $1.3 billion, extension of maturities, and lowering of near-term cash interest expense by more than $455 million each year for the next two years. Prior to that announcement, Carvana had asked us to consent to Carvana offering a second-priority lien on much of our collateral in connection with the debt exchange offers described in the August 31, 2023 announcement and other debt exchange offers contemplated in prior Carvana announcements. On September 1, 2023, we consented to this request in the context of our long-standing business relationship with Carvana and on terms that maintain our collateral position. At September 30, 2023, Carvana’s gross wholesale floorplan assets outstanding balance was $117 million.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans increased $1.0 billion for both the three months and nine months ended September 30, 2023, compared to the same periods in 2022, to an average of $6.0 billion and $5.9 billion for the three months and nine months ended September 30, 2023, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2023	2022	Favorable/(unfavorable) % change	2023	2022	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$320	$289	11	$936	$849	10
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	29	24	21	84	61	38
Other (loss) gain on investments, net (b)	(31)	(56)	45	66	(197)	134
Other income	4	3	33	9	12	(25)
Total insurance premiums and other income	322	260	24	1,095	725	51
Expense
Insurance losses and loss adjustment expenses	107	70	(53)	329	217	(52)
Acquisition and underwriting expense
Compensation and benefits expense	26	26	—	81	78	(4)
Insurance commissions expense	160	152	(5)	475	452	(5)
Other expenses	45	42	(7)	126	117	(8)
Total acquisition and underwriting expense	231	220	(5)	682	647	(5)
Total expense	338	290	(17)	1,011	864	(17)
(Loss) income from continuing operations before income tax expense	$(16)	$(30)	47	$84	$(139)	160
Total assets	$8,736	$8,533	2	$8,736	$8,533	2
Insurance premiums and service revenue written	$335	$291	15	$941	$818	15
Combined ratio (c)	104.3%	98.7%		107.0%	100.3%
(a)Includes interest expense of $8 million and $23 million for the three months and nine months ended September 30, 2023, respectively, and $7 million and $30 million for the three months and nine months ended September 30, 2022.
(b)Includes net unrealized losses on equity securities of $47 million for the three months ended September 30, 2023, and gains of $42 million for the nine months ended September 30, 2023, and net unrealized losses on equity securities of $62 million and $259 million for the three months and nine months ended September 30, 2022, respectively.
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
Our Insurance operations incurred a loss from continuing operations before income tax expense of $16 million for the three months ended September 30, 2023, and earned income of $84 million for the nine months ended September 30, 2023, compared to losses of $30 million and $139 million for the three months and nine months ended September 30, 2022, respectively. The increases in income for the three months and nine months ended September 30, 2023, were primarily driven by increases in insurance premiums and service revenue earned and higher net investment gains, which were partially offset by increases in insurance losses and loss adjustment expenses. The three-month period change was affected by a decrease in loss on investments, net; while the nine month period change was impacted by an increase in gain on investments.
Insurance premiums and service revenue earned was $320 million and $936 million for the three months and nine months ended September 30, 2023, respectively, compared to $289 million and $849 million for the three months and nine months ended September 30, 2022. The increases for the three months and nine months ended September 30, 2023, were primarily driven by higher P&C earned premium from higher dealer inventory levels, growth in other dealer-related protection products, and higher other premium and service revenue written from non-automotive assumed reinsurance business.
Other loss on investments, net was $31 million for the three months ended September 30, 2023, and other gain on investments, net was $66 million for the nine months ended September 30, 2023, compared to other loss on investments, net of $56 million and $197 million for the same periods in 2022, respectively. The increases for the three months and nine months ended September 30, 2023, were primarily attributable to the performance of equity securities, consistent with broader stock market performance.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance losses and loss adjustment expenses totaled $107 million and $329 million for the three months and nine months ended September 30, 2023, respectively, compared to $70 million and $217 million for the same periods in 2022. Loss and loss adjustment expenses for the three months and nine months ended September 30, 2023, increased primarily due to increased losses from our vehicle inventory insurance program attributable to higher weather frequency and severity, growing dealer inventory levels, and higher insured values for non-weather losses. During the three months and nine months ended September 30, 2023, weather-related loss and loss adjustment expenses from our vehicle inventory insurance program was $22 million and $87 million, respectively, compared to $8 million and $36 million during the same periods in 2022. We utilized our excess of loss reinsurance and ceded weather-related losses on our vehicle inventory insurance program for the first and third quarters of 2023 as losses exceeded the retention limits of $14 million and $21 million, respectively. In April 2023, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related losses under which retention limits vary for each quarter. Additionally, higher GAP losses for the three months and nine months ended September 30, 2023, were primarily driven by higher loss frequency and severity following elevated used vehicle values during 2022 that reduced losses in the prior year. Losses also increased commensurate with portfolio growth from other dealer-related protection products in our P&C business and growth in non-automotive assumed reinsurance business.
Our combined ratio was 104.3% and 107.0% for the three months and nine months ended September 30, 2023, respectively, compared to 98.7% and 100.3% for the three months and nine months ended September 30, 2022. The increases were primarily driven by an increase in insurance losses and loss adjustment expenses during the three months and nine months ended September 30, 2023, partially offset by higher earned premiums.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Finance and insurance products
Vehicle service contracts	$190	$182	$544	$538
Guaranteed asset protection and other finance and insurance products (a)	62	48	176	126
Total finance and insurance products	252	230	720	664
Property and casualty insurance (b)	74	58	198	148
Other premium and service revenue written (c)	9	3	23	6
Total	$335	$291	$941	$818
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
Insurance premiums and service revenue written was $335 million and $941 million for the three months and nine months ended September 30, 2023, respectively, compared to $291 million and $818 million for the same periods in 2022. The increases were primarily due to higher F&I premiums for other ancillary products in the U.S. and higher volume in Canada, partially offset by a continued shift in VSC product mix toward dealer reinsurance structures, where we earn a fee to administer the contract and cede premium and losses from the contract to the dealer’s reinsurance company. Additionally, there were increases in written premiums from our P&C business primarily from rising dealer inventory levels and growth in other dealer property and liability products, as well as, growth in other premium and service revenue written from non-automotive assumed reinsurance business.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents
Noninterest-bearing cash	$75	$91
Interest-bearing cash	479	401
Total cash and cash equivalents	554	492
Equity securities	710	675
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	467	485
U.S. States and political subdivisions	366	474
Foreign government	159	146
Agency mortgage-backed residential	914	1,026
Mortgage-backed residential	213	235
Corporate debt	1,703	1,719
Total available-for-sale securities (amortized cost of $4,474 and $4,636)	3,822	4,085
Total cash, cash equivalents, and securities	$5,086	$5,252
In addition to these cash and investment securities, the Insurance segment has interest-bearing intercompany arrangements with Corporate and Other, callable on demand. The intercompany loan balance due to Insurance was $547 million and $417 million at September 30, 2023, and December 31, 2022, respectively. Related interest income of $2 million and $7 million was recognized for both the three months and nine months ended September 30, 2023, and 2022.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2023	2022	Favorable/(unfavorable) % change	2023	2022	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$149	$151	(1)	$453	$420	8
Interest expense	96	94	(2)	293	254	(15)
Net financing revenue and other interest income	53	57	(7)	160	166	(4)
Gain on mortgage loans, net	4	7	(43)	13	25	(48)
Total net revenue	57	64	(11)	173	191	(9)
Provision for credit losses	(2)	2	n/m	(3)	2	n/m
Noninterest expense
Compensation and benefits expense	5	5	—	16	17	6
Other operating expenses	28	38	26	92	136	32
Total noninterest expense	33	43	23	108	153	29
Income from continuing operations before income tax expense	$26	$19	37	$68	$36	89
Total assets	$18,745	$19,862	(6)	$18,745	$19,862	(6)
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $26 million and $68 million for the three months and nine months ended September 30, 2023, respectively, compared to $19 million and $36 million for the three months and nine months ended September 30, 2022. The increases for the three months and nine months ended September 30, 2023, were primarily driven by lower noninterest expense, partially offset by lower net gains on the sale of mortgage loans.
Net financing revenue and other interest income was $53 million and $160 million for the three months and nine months ended September 30, 2023, respectively, compared to $57 million and $166 million for the three months and nine months ended September 30, 2022. The decreases in net financing revenue and other interest income for the three months and nine months ended September 30, 2023, were primarily driven by a higher interest rate environment, which resulted in a decrease in asset balances and an increase in the cost of funds. This was partially offset by lower prepayment activity, which resulted in lower premium amortization. Premium amortization was $1 million and $3 million for the three months and nine months ended September 30, 2023, respectively, compared to $3 million and $17 million for the three months and nine months ended September 30, 2022. During the three months and nine months ended September 30, 2023, we purchased $7 million and $14 million of mortgage loans that were originated by third parties, respectively, compared to $1.1 billion and $2.8 billion during the three months and nine months ended September 30, 2022. We originated $46 million and $102 million of mortgage loans held-for-investment during the three months and nine months ended September 30, 2023, respectively, compared to $105 million and $1.1 billion during the three months and nine months ended September 30, 2022.
Gain on sale of mortgage loans, net, was $4 million and $13 million for the three months and nine months ended September 30, 2023, respectively, compared to $7 million and $25 million for the three months and nine months ended September 30, 2022. The decreases for the three months and nine months ended September 30, 2023, were attributable to lower volume on direct-to-consumer mortgage originations and the subsequent sale of these loans to BMC. We originated $221 million and $629 million of loans held-for-sale during the three months and nine months ended September 30, 2023, respectively, compared to $415 million and $2.0 billion during the three months and nine months ended September 30, 2022.
The provision for credit losses decreased $4 million and $5 million for the three months and nine months ended September 30, 2023, respectively, compared to the three months and nine months ended September 30, 2022. The decreases in provision for credit losses for the three months and nine months ended September 30, 2023, were primarily driven by a decrease in asset balances. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense was $33 million and $108 million for the three months and nine months ended September 30, 2023, respectively, compared to $43 million and $153 million for the same periods in 2022. The decreases for the three months and nine months ended September 30, 2023, were primarily driven by lower operating expenses due to lower origination volumes. These costs are generally scalable with our origination volume as a result of our strategic partnership with BMC.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the total UPB of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended September 30, 2023
740 +	$46	88
720–739	2	4
700–719	3	5
680–699	2	3
Total consumer mortgage financing volume	$53	100
Three months ended September 30, 2022
740 +	$1,010	82
720–739	111	9
700–719	84	7
680–699	27	2
Total consumer mortgage financing volume	$1,232	100
Nine months ended September 30, 2023
740 +	$101	87
720–739	7	6
700–719	4	4
680–699	4	3
Total consumer mortgage financing volume	$116	100
Nine months ended September 30, 2022
740 +	$3,179	83
720–739	387	10
700–719	232	6
680–699	49	1
660–679	2	—
Total consumer mortgage financing volume	$3,849	100
During both the three months and nine months ended September 30, 2023, we purchased and originated fewer consumer mortgage held-for-investment loans, as compared to the same periods in 2022. The decreases were primarily driven by the elevated interest rate environment. When interest rates rise, the likelihood of refinancing decreases and origination volumes tend to decrease
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium (discount) ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
September 30, 2023
Adjustable-rate	$398	2	3.51%	$2	53.09%	775
Fixed-rate	18,263	98	3.19	(6)	53.11	782
Total	$18,661	100	3.19	$(4)	53.11	782
December 31, 2022
Adjustable-rate	$408	2	3.18%	$2	52.64%	771
Fixed-rate	19,039	98	3.18	(4)	54.69	782
Total	$19,447	100	3.18	$(2)	54.65	781
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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2023	2022	Favorable/(unfavorable) % change	2023	2022	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$246	$141	74	$704	$336	110
Interest on loans held-for-sale	2	7	(71)	12	11	9
Interest expense	151	68	(122)	424	107	n/m
Net financing revenue and other interest income	97	80	21	292	240	22
Total other revenue	24	54	(56)	81	97	(16)
Total net revenue	121	134	(10)	373	337	11
Provision for credit losses	5	13	62	35	27	(30)
Noninterest expense
Compensation and benefits expense	16	17	6	61	55	(11)
Other operating expenses	16	13	(23)	49	40	(23)
Total noninterest expense	32	30	(7)	110	95	(16)
Income from continuing operations before income tax expense	$84	$91	(8)	$228	$215	6
Total assets	$10,749	$9,840	9	$10,749	$9,840	9
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $84 million and $228 million for the three months and nine months ended September 30, 2023, respectively, compared to income earned of $91 million and $215 million for the three months and nine months ended September 30, 2022. The decrease for the three months ended September 30, 2023, was primarily driven by lower total other revenue, partially offset by an increase in net financing revenue and other interest income, as compared to the three months ended September 30, 2022. The increase for the nine months ended September 30, 2023, was primarily due to higher net financing revenue and other interest income, partially offset by lower total other revenue and higher noninterest expense, as compared to the nine months ended September 30, 2022.
Net financing revenue and other interest income was $97 million and $292 million for the three months and nine months ended September 30, 2023, respectively, compared to $80 million and $240 million for the three months and nine months ended September 30, 2022. The increases for the three months and nine months ended September 30, 2023, were primarily due to higher average assets from continued growth in the portfolio, as well as higher interest income resulting from higher rates and all loans in the portfolio being variable rate. This was partially offset by an increase in interest expense as benchmark interest rates continued to rise.
Other revenue decreased $30 million and $16 million for the three months and nine months ended September 30, 2023, respectively, compared to the three months and nine months ended September 30, 2022. The decreases were primarily due to lower net investment gains, driven by a gain from the sale of a previously restructured exposure recognized during the three months and nine months ended September 30, 2022. The decreases were partially offset by higher syndication and fee income for the three months and nine months ended September 30, 2023, as compared to the same periods in 2022.
The provision for credit losses decreased $8 million for the three months ended September 30, 2023, primarily driven by lower specific reserve activity, compared to the three months ended September 30, 2022. The provision for credit losses increased $8 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase was driven by reserve reductions in the nine months ended September 30, 2022, related to qualitative reserves established at the onset of the COVID-19 pandemic, partially offset by lower specific reserve activity during the nine months ended September 30, 2023, and lower portfolio loan growth as compared to the same period in 2022. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $2 million and $15 million for the three months and nine months ended September 30, 2023, respectively, compared to the three months and nine months ended September 30, 2022. The increases were primarily due to higher direct and allocated expenses related to the growth of the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Credit Portfolio
The following table presents loans held-for-sale, the amortized cost of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations. As of September 30, 2023, 61.2% of our loans and lending commitments were asset-based, with 99.9% in a first-lien position.

($ in millions)	September 30, 2023	December 31, 2022
Loans held-for-sale, net	$81	$445
Finance receivables and loans (a)	$10,637	$10,147
Unfunded lending commitments (b)	$8,436	$6,390
Total serviced loans	$15,007	$14,823
(a)Includes $9.2 billion and $9.0 billion of commercial and industrial loans at September 30, 2023, and December 31, 2022, respectively, and $1.4 billion and $1.1 billion of commercial real estate loans at September 30, 2023, and December 31, 2022. Our commercial real estate loans are currently focused on lending to skilled nursing facilities, senior housing, and medical office buildings.
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

	September 30, 2023	December 31, 2022
Industry
Financial services	42.7%	40.9%
Services	15.0	13.4
Health services	13.8	14.5
Machinery, equipment, and electronics	7.4	7.3
Automotive and transportation	7.2	8.7
Chemicals and metals	6.5	7.0
Wholesale	2.3	2.6
Other manufactured products	1.5	2.1
Retail trade	1.4	1.7
Other	2.2	1.8
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2023	2022	Favorable/(unfavorable) % change	2023	2022	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$328	$177	85	$999	$330	n/m
Interest on loans held-for-sale	3	2	50	10	5	100
Interest and dividends on investment securities and other earning assets (b)	235	190	24	660	526	25
Interest on cash and cash equivalents	96	15	n/m	234	22	n/m
Total financing revenue and other interest income	662	384	72	1,903	883	116
Interest expense
Original issue discount amortization (c)	15	13	(15)	45	39	(15)
Other interest expense (d)	653	116	n/m	1,717	34	n/m
Total interest expense	668	129	n/m	1,762	73	n/m
Net financing revenue and other interest income	(6)	255	(102)	141	810	(83)
Other revenue
Other (loss) gain on investments, net	(11)	2	n/m	(8)	22	(136)
Other income, net of losses	46	(76)	161	103	29	n/m
Total other revenue	35	(74)	147	95	51	86
Total net revenue	29	181	(84)	236	861	(73)
Provision for credit losses	61	95	36	223	220	(1)
Total noninterest expense (e)	211	237	11	694	669	(4)
Loss from continuing operations before income tax expense	$(243)	$(151)	(61)	$(681)	$(28)	n/m
Total assets	$42,732	$41,291	3	$42,732	$41,291	3
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
(e)Includes reductions of $348 million and $1.0 billion for the three months and nine months ended September 30, 2023, respectively, and $321 million and $938 million for the three months and nine months ended September 30, 2022, related to the allocation of COH expenses to other segments. The receiving segments record their allocation of COH expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the scheduled remaining amortization of the original issue discount at September 30, 2023.

Year ended December 31, ($ in millions)	2023	2024	2025	2026	2027	2028 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$831	$763	$689	$607	$513	$—
Total amortization (b)	16	68	74	82	94	513	$847
(a)The maximum annual scheduled amortization for any individual year is $143 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax expense of $243 million and $681 million for the three months and nine months ended September 30, 2023, respectively, compared to a loss of $151 million and $28 million for the three months and nine months ended September 30, 2022. The decreases in income for the three months and nine months ended September 30, 2023, were primarily driven by an increase in interest expense due to a higher interest rate environment, partially offset by an increase in total financing revenue and other interest income and total other revenue.
Total financing revenue and other interest income was $662 million and $1.9 billion for the three months and nine months ended September 30, 2023, respectively, compared to $384 million and $883 million for the three months and nine months ended September 30, 2022. The increases were primarily driven by the impacts of a higher interest rate environment on the investment securities portfolio and hedging activities, in addition to higher interest associated with cash and cash equivalents and growth within unsecured lending.
Total interest expense increased $539 million and $1.7 billion for the three months and nine months ended September 30, 2023, respectively, compared to the three months and nine months ended September 30, 2022. The increases were primarily driven by a higher interest rate environment, resulting in higher funding costs.
Total other revenue increased $109 million and $44 million for the three months and nine months ended September 30, 2023, respectively, compared to the three months and nine months ended September 30, 2022. The increases for the three months and nine months ended September 30, 2023, were primarily driven by net downward adjustments (including impairment) related to equity investments without a readily determinable fair value during the three months and nine months ended September 30, 2022, respectively, that did not reoccur during the current periods.
The provision for credit losses decreased $34 million for the three months ended September 30, 2023, and increased $3 million for the nine months ended September 30, 2023, compared to the three months and nine months ended September 30, 2022, respectively. For the three months ended September 30, 2023, the decrease in provision for credit losses was primarily driven by lower portfolio growth within Ally Credit Card and Ally Lending, as compared to the three months ended September 30, 2022. This decrease was partially offset by higher net charge-offs in Ally Lending and Ally Credit Card. For the nine months ended September 30, 2023, the increase in provision for credit losses was primarily driven by higher net charge-offs within Ally Credit Card and Ally Lending, partially offset by lower portfolio growth in Ally Credit Card and Ally Lending as compared to the nine months ended September 30, 2022. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense decreased $26 million for the three months ended September 30, 2023, and increased $25 million for the nine months ended September 30, 2023, as compared to the three months and nine months ended September 30, 2022, respectively. For the three months ended September 30, 2023, the decrease was primarily driven by lower marketing expenses and other operating expenses, partially offset by restructuring charges associated with a workforce reduction of $30 million. For the nine months ended September 30, 2023, the increase was primarily driven by increased compensation and benefits expense inclusive of the aforementioned restructuring charges associated with a workforce reduction as well as other operating expenses.
Total assets were $42.7 billion as of September 30, 2023, compared to $41.3 billion as of September 30, 2022. This increase was primarily driven by an increase in our cash and cash equivalents balance within our investment portfolios, along with growth in consumer loans associated with Ally Lending and Ally Credit Card. Additionally, as of September 30, 2023, the amortized cost of the legacy mortgage portfolio was $238 million, compared to $306 million at September 30, 2022, which partially offset the increase.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents
Noninterest-bearing cash	$528	$451
Interest-bearing cash	7,433	4,628
Total cash and cash equivalents	7,961	5,079
Equity securities (a)	9	—
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,524	1,531
U.S. States and political subdivisions	246	286
Agency mortgage-backed residential	13,722	15,607
Mortgage-backed residential	3,660	4,064
Agency mortgage-backed commercial	3,466	3,535
Asset-backed	354	433
Total available-for-sale securities (amortized cost of $28,791 and $30,227)	22,972	25,456
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	779	884
Total held-to-maturity securities (amortized cost of $1,013 and $1,062)	779	884
Total cash, cash equivalents, and securities	$31,721	$31,419
(a)Includes a $9 million investment in BHF as of September 30, 2023, which was recorded as a nonmarketable equity investment as of December 31, 2022 on the Condensed Consolidated Balance Sheet.
Other Investments
The following table summarizes other investments at carrying value for Corporate and Other. Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for further information on these investments.

($ in millions)	September 30, 2023	December 31, 2022
Other assets
Investment in qualified affordable housing projects	$1,630	$1,596
Nonmarketable equity investments (a)	799	794
Equity-method investments (b)	592	563
Total other investments	$3,021	$2,953
(a)Includes a $19 million investment in BMC Holdco as of December 31, 2022, which was transferred to equity securities on the Condensed Consolidated Balance Sheet as of September 30, 2023.
(b)Primarily comprises 59 and 55 investments made in connection with our CRA program at September 30, 2023, and December 31, 2022, respectively. The carrying value of these investments was $584 million and $557 million at September 30, 2023, and December 31, 2022, respectively.
Nonmarketable equity investments and equity-method investments include strategic investments made through Ally Ventures. Ally Ventures identifies, invests in, and builds relationships with key startups. At September 30, 2023, the carrying value of investments made through Ally Ventures was $49 million, comprising 18 investments, as compared to $81 million comprising 18 investments at December 31, 2022. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Ally Invest
Ally Invest is our digital brokerage and personal advice offering, which enables us to complement our competitive deposit products with low-cost and commission-free investing. The following table presents trading days and average customer trades per day, the number of funded accounts, total net customer assets, and total customer cash balances as of the end of each of the last five quarters.

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Trading days (a)	62.5	62.0	62.0	62.5	64.0
Average customer trades per day, (in thousands)	24.9	26.2	29.1	27.1	29.1
Funded accounts (b) (in thousands)	524	521	523	518	521
Total net customer assets (b) ($ in millions)	$13,981	$14,945	$14,060	$12,834	$13,095
Total customer cash balances (b) ($ in millions)	$1,363	$1,578	$1,622	$1,757	$1,917
(a)Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across the brokerage, robo, and personal advice portfolios.
During the three months ended September 30, 2023, total funded accounts increased 1% from both the prior quarter and the third quarter of 2022. Average customer trades per day decreased 5% from the prior quarter and decreased 14% from the third quarter of 2022, driven by continued lower customer engagement. Additionally, net customer assets decreased 6% from the prior quarter and increased 7% from the third quarter of 2022, consistent with changes in equity market valuations.
Ally Lending
Ally Lending is our unsecured personal lending offering, which primarily serves home improvement and medical service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. Active merchants totaled approximately 2,900 as of September 30, 2023. Active borrowers totaled approximately 500,000 as of September 30, 2023, reflecting an increase of 11% compared to September 30, 2022.
The following table presents personal lending originations by average FICO® Score.

	Three months ended September 30, 2023		Three months ended September 30, 2022		Nine months ended September 30, 2023		Nine months ended September 30, 2022
($ in millions)	Volume	Average FICO®	Volume (a)	Average FICO®	Volume	Average FICO®	Volume (a)	Average FICO®
Total personal lending originations	$382	757	$599	735	$1,258	753	$1,632	734
(a)Includes loans for which we have elected the fair value option measurement during the three months and nine months ended September 30, 2022.
During the three months and nine months ended September 30, 2023, respectively, personal lending originations decreased $217 million and $374 million to $382 million and $1.3 billion, as compared to the three months and nine months ended September 30, 2022.
The carrying value of our personal lending portfolio was $2.2 billion at September 30, 2023, compared to $1.8 billion at September 30, 2022, while the associated yield was 9.9% and 10.0% for the three months and nine months ended September 30, 2023, respectively, as compared to 11.0% and 11.8% for the three months and nine months ended September 30, 2022. The decreases in associated yield for the three months and nine months ended September 30, 2023, as compared to the same periods in 2022, were due to increased originations in the home improvement vertical, as well as a shift in origination mix to customers with higher average FICO® scores.
The following table presents the percentage of total finance receivables and loans of Ally Lending by vertical. The finance receivables and loans are reported at amortized cost.

	September 30, 2023	December 31, 2022
Vertical
Home improvement	72.0%	61.9%
Medical	27.8	37.9
Other	0.2	0.2
Total finance receivables and loans (a)	100.0%	100.0%
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

	September 30, 2023	December 31, 2022
Total active cardholders (in thousands)	1,199	1,042
Finance receivables and loans ($ in millions)	$1,872	$1,599

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities based on our reportable operating segments.

($ in millions)	September 30, 2023	December 31, 2022
Finance receivables and loans
Automotive Finance (a)	$106,427	$102,070
Mortgage Finance	18,657	19,445
Corporate Finance	10,637	10,147
Corporate and Other (b)	4,539	4,086
Total finance receivables and loans	140,260	135,748
Loans held-for-sale
Automotive Finance	21	6
Mortgage Finance (c)	29	13
Corporate Finance	81	445
Corporate and Other	158	190
Total loans held-for-sale	289	654
Total on-balance-sheet loans	140,549	136,402
Whole-loan sales
Automotive Finance	835	227
Corporate and Other	131	103
Total off-balance-sheet loans (d)	966	330
Operating lease assets
Automotive Finance	9,569	10,444
Total operating lease assets	9,569	10,444
Total loan and operating lease exposure	$151,084	$147,176
(a)Includes a liability of $358 million and $617 million associated with fair value hedging adjustments at September 30, 2023, and December 31, 2022, respectively. Refer to Note 18 to the Condensed Consolidated Financial Statements for additional information.
(b)Includes $238 million and $290 million of consumer mortgage loans in our legacy mortgage portfolio at September 30, 2023, and December 31, 2022, respectively.
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. The unemployment rate remained low at 3.8% as of September 30, 2023. Sales of new light vehicles remained at an average annual rate of 15.6 million during the third quarter of 2023. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million in 2019, driving an increase in used vehicle values, as further described in the section below titled Operating Lease Vehicle Terminations and Remarketing. Additionally, used vehicle values may also be impacted by availability, the price of new vehicles, or changes in customer preferences. However, macroeconomic risks remain elevated.
Consumer Credit Portfolio
During the three months and nine months ended September 30, 2023, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, high-quality jumbo and LMI mortgage loans that are obtained through bulk loan purchases and direct-to-consumer mortgage originations, as well as point-of-sale personal lending through Ally Lending. We also offer revolving, unsecured loans through Ally Credit Card. The carrying value of our nonprime held-for-investment consumer automotive loans before allowance for loan losses represented approximately 10.3% and 10.6% of our total consumer automotive loans at September 30, 2023, and December 31, 2022, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Consumer automotive (c) (d)	$85,370	$83,286	$1,110	$1,187	$—	$—
Consumer mortgage
Mortgage Finance	18,657	19,445	33	34	—	—
Mortgage — Legacy	238	290	13	15	—	—
Total consumer mortgage	18,895	19,735	46	49	—	—
Consumer other
Personal Lending (e)	2,206	1,987	14	13	—	—
Credit Card	1,872	1,599	72	43	—	—
Total consumer other	4,078	3,586	86	56	—	—
Total consumer finance receivables and loans	$108,343	$106,607	$1,242	$1,292	$—	$—
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
(d)Includes outstanding CSG loans of $10.3 billion and $10.0 billion at September 30, 2023, and December 31, 2022, respectively, and RV loans of $486 million and $578 million at September 30, 2023, and December 31, 2022.
(e)Excludes finance receivables of $3 million at December 31, 2022, for which we have elected the fair value option.
Total consumer finance receivables and loans increased $1.7 billion at September 30, 2023, compared with December 31, 2022. The increase consists of $2.1 billion of consumer automotive finance receivables and loans and $492 million of consumer other finance receivables and loans, primarily due to loan originations outpacing portfolio runoff. These increases were partially offset by a decrease of $840 million of consumer mortgage finance receivables and loans, which resulted from portfolio runoff outpacing originations and purchases. When interest rates rise, the likelihood of refinancing decreases and origination volumes tend to decrease.
Total consumer nonperforming finance receivables and loans at September 30, 2023, decreased $50 million to $1.2 billion from December 31, 2022. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans were 1.1% and 1.2% at September 30, 2023, and December 31, 2022, respectively.
Consumer automotive loans accruing and past due 30 days or more increased $328 million at September 30, 2023, compared with December 31, 2022, as delinquencies have increased amid deterioration in macroeconomic conditions, driven by persistent inflation. During the nine months ended September 30, 2023, we observed a slowing rate of increase in delinquency trends within our consumer automotive loan portfolio, as compared to the nine months ended September 30, 2022.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Consumer automotive	$393	$217	1.8%	1.1%	$1,021	$438	1.6%	0.7%
Consumer mortgage
Mortgage Finance	—	1	—	—	—	—	—	—
Mortgage — Legacy	(2)	(2)	(3.0)	(3.1)	(4)	(7)	(2.1)	(2.9)
Total consumer mortgage	(2)	(1)	—	—	(4)	(7)	—	(0.1)
Consumer other
Personal Lending	29	16	5.3	3.9	86	44	5.4	4.3
Credit Card	39	13	8.4	4.0	104	32	8.0	3.7
Total consumer other	68	29	6.7	4.0	190	76	6.6	4.0
Total consumer finance receivables and loans	$459	$245	1.7	0.9	$1,207	$507	1.5	0.7
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
Our net charge-offs from total consumer finance receivables and loans were $459 million and $1.2 billion for the three months and nine months ended September 30, 2023, respectively, compared to net charge-offs of $245 million and $507 million for the three months and nine months ended September 30, 2022. Net charge-offs for our consumer automotive portfolio increased by $176 million and $583 million for the three months and nine months ended September 30, 2023, respectively, compared to the same periods in 2022, as delinquencies have increased amid deterioration in macroeconomic conditions, driven by persistent inflation. During the nine months ended September 30, 2023, we observed a slowing rate of increase in delinquency trends within our consumer automotive loan portfolio, as compared to the nine months ended September 30, 2022.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Consumer automotive (a)	$10,076	$11,323	$28,862	$34,264
Consumer mortgage (b)	267	521	731	3,086
Consumer other (c) (d)	382	599	1,258	1,632
Total consumer loan originations	$10,725	$12,443	$30,851	$38,982
(a)Includes loans purchased under forward flow agreements with automotive retailers, as well as $224 million and $694 million of loans originated as held-for-sale for the three months and nine months ended September 30, 2023, respectively, and $63 million for both the three months and nine months ended September 30, 2022.
(b)Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $221 million and $629 million of loans originated as held-for-sale for the three months and nine months ended September 30, 2023, respectively, and $415 million and $2.0 billion for the three months and nine months ended September 30, 2022.
(c)Includes loans related to our Ally Lending business for which we have elected the fair value option measurement during the three months and nine months ended September 30, 2022.
(d)Excludes credit card loans which are revolving in nature.
Total consumer loan originations decreased $1.7 billion and $8.1 billion for the three months and nine months ended September 30, 2023, respectively, compared to the three months and nine months ended September 30, 2022. The decreases were primarily due to decreased loan originations within the consumer automotive portfolio, as a result of our dynamic underwriting strategies, including strategic pricing and curtailment actions to optimize our risk appetite and returns. The decreases were also impacted by decreased loan originations within the consumer mortgage portfolio, due to a higher interest rate environment.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table shows the percentage of consumer finance receivables and loans by state concentration based on amortized cost.

	September 30, 2023 (a)			December 31, 2022
	Consumer automotive	Consumer mortgage	Consumer other	Consumer automotive	Consumer mortgage	Consumer other (b)
California	8.6%	39.1%	7.4%	8.7%	38.8%	8.4%
Texas	13.7	7.3	7.6	13.6	7.3	7.7
Florida	9.5	6.5	7.8	9.5	6.6	7.8
Pennsylvania	4.5	2.1	4.4	4.5	2.1	4.6
Georgia	4.1	2.9	3.4	4.1	2.9	3.5
North Carolina	4.3	1.9	4.9	4.1	1.9	4.6
New York	3.6	1.9	4.4	3.6	1.9	4.8
Illinois	3.3	2.8	4.2	3.5	2.8	4.3
New Jersey	3.2	2.4	3.6	3.2	2.4	3.6
Ohio	3.4	0.4	3.6	3.4	0.4	3.6
Other United States	41.8	32.7	48.7	41.8	32.9	47.1
Total consumer loans	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at September 30, 2023.
(b)Excludes $3 million of finance receivables at December 31, 2022, for which we have elected the fair value option.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.1% and 26.5% of our total outstanding consumer finance receivables and loans at September 30, 2023, and December 31, 2022, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed automotive loan assets in our Automotive Finance operations were $207 million and $183 million at September 30, 2023, and December 31, 2022, respectively, and foreclosed mortgage assets were $1 million and $2 million at September 30, 2023, and December 31, 2022.
Commercial Credit Portfolio
During the three months and nine months ended September 30, 2023, the credit performance of the commercial portfolio remained strong. For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
($ in millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Commercial
Commercial and industrial
Automotive	$16,605	$14,595	$96	$5	$—	$—
Other (c)	9,376	9,154	159	157	—	—
Commercial real estate	5,936	5,389	3	—	—	—
Total commercial finance receivables and loans	$31,917	$29,138	$258	$162	$—	$—
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
Total commercial finance receivables and loans outstanding increased $2.8 billion from December 31, 2022, to $31.9 billion at September 30, 2023. Results were driven by a $2.3 billion increase in our Automotive Finance segment, primarily within the commercial and industrial receivables class.
Total commercial nonperforming finance receivables and loans were $258 million at September 30, 2023, reflecting an increase of $96 million compared to December 31, 2022. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans was 0.8% and 0.6% at September 30, 2023, and December 31, 2022, respectively.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Commercial
Commercial and industrial
Automotive	$—	$—	—%	—%	$4	$(1)	—%	—%
Other	(3)	31	(0.1)	1.6	53	57	0.8	1.0
Commercial real estate	—	—	—	—	—	(1)	—	—
Total commercial finance receivables and loans	$(3)	$31	—	0.5	$57	$55	0.3	0.3
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
We had net recoveries of $3 million and net charge-offs of $57 million from total commercial finance receivables and loans for the three months and nine months ended September 30, 2023, respectively, compared to net charge-offs of $31 million and $55 million for the three months and nine months ended September 30, 2022. The decrease for the three months ended September 30, 2023, was primarily driven by a partial charge-off of one exposure in our Corporate Finance operations during the three months ended September 30, 2022.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $5.9 billion and $5.4 billion at September 30, 2023, and December 31, 2022, respectively, which represented 4.2% and 4.0% of total outstanding finance receivables and loans at September 30, 2023, and December 31, 2022. There were $4.5 billion and $4.2 billion of commercial real estate loans included in the Automotive Finance segment at September 30, 2023, and December 31, 2022, respectively, and $1.4 billion and $1.1 billion of commercial real estate loans included in the Corporate Finance segment at September 30, 2023, and December 31, 2022.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

	September 30, 2023	December 31, 2022
Florida	18.7%	17.9%
Texas	14.1	14.9
California	7.6	8.4
Ohio	5.5	4.2
North Carolina	5.1	5.3
New York	5.1	6.3
Michigan	3.8	4.2
Tennessee	3.6	1.2
Georgia	3.0	3.1
Missouri	2.7	2.6
Other United States	30.8	31.9
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures decreased $437 million from December 31, 2022, to $2.2 billion at September 30, 2023. The decrease in total criticized exposures was primarily driven by a decrease in Special Mention loans within the commercial and industrial portfolio class of our Automotive Finance operations. Total criticized exposures were 6.9% and 9.1% of total commercial finance receivables and loans at September 30, 2023, and December 31, 2022, respectively, representing strong overall credit performance as the commercial loan portfolio continues to grow.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

	September 30, 2023	December 31, 2022
Industry
Automotive	50.0%	53.4%
Services	15.3	6.5
Electronics	13.9	11.9
Other	20.8	28.2
Total commercial criticized finance receivables and loans	100.0%	100.0%
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
quantitatively determined allowance if we observe deterioration in model performance. Additionally, we perform a sensitivity analysis of our allowance utilizing varying macroeconomic scenarios, as described further within Critical Accounting Estimates — Allowance for Credit Losses within the MD&A in our 2022 Annual Report on Form 10-K.
Through September 30, 2023, forecasted economic variables incorporated into our quantitative allowance processes were updated to include the current macroeconomic environment and our future expectations reflecting slow GDP growth in the near term. This included (but were not limited to) the following: the unemployment rate rising to approximately 4.3% in the third quarter of 2024, before reverting to the historical mean of approximately 6.2% by the third quarter of 2026, GDP growth slowing as measured on a quarter-over-quarter seasonally adjusted annualized rate basis through the first quarter of 2024, before reverting to the historical mean of approximately 1.9% by the third quarter of 2026, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis of approximately 16 million units by the third quarter of 2024, before reverting to the historical mean of 15 million units by the third quarter of 2026. Additionally, we maintain a qualitative allowance framework to account for ongoing uncertainty and volatility in the macroeconomic environment (including the impact of inflationary pressures) that could adversely impact frequency of loss and LGD. Our overall allowance for loan losses increased $56 million from the prior quarter to $3.8 billion at September 30, 2023, representing 2.7% as a percentage of total finance receivables at both September 30, 2023, and December 31, 2022.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and nine months ended September 30, 2023, and September 30, 2022, respectively.

Three months ended September 30, 2023 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at July 1, 2023	$3,064	$23	$476	$3,563	$218	$3,781
Charge-offs (a)	(602)	—	(74)	(676)	(1)	(677)
Recoveries	209	2	6	217	4	221
Net charge-offs	(393)	2	(68)	(459)	3	(456)
Provision due to change in portfolio size	36	—	21	57	6	63
Provision due to incremental charge-offs	393	(2)	68	459	(3)	456
Provision due to all other factors	4	(2)	(21)	(19)	12	(7)
Total provision for credit losses (b)	433	(4)	68	497	15	512
Other	—	1	(2)	(1)	1	—
Allowance at September 30, 2023	$3,104	$22	$474	$3,600	$237	$3,837
Net charge-offs to average finance receivables and loans outstanding for the three months ended September 30, 2023	1.8%	—%	6.7%	1.7%	—%	1.3%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2023	2.0	(2.8)	1.8	2.0	(17.9)	2.1
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Excludes $4 million of benefit for credit losses related to our reserve for unfunded commitments. The liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2023 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
Allowance at January 1, 2023	$3,020	$27	$426	$3,473	$238	$3,711
Charge-offs (a)	(1,634)	(3)	(208)	(1,845)	(62)	(1,907)
Recoveries	613	7	18	638	5	643
Net charge-offs	(1,021)	4	(190)	(1,207)	(57)	(1,264)
Provision due to change in portfolio size	66	(1)	61	126	9	135
Provision due to incremental charge-offs	1,021	(4)	190	1,207	57	1,264
Provision due to all other factors	19	(4)	(12)	3	(12)	(9)
Total provision for credit losses (b)	1,106	(9)	239	1,336	54	1,390
Other	(1)	—	(1)	(2)	2	—
Allowance at September 30, 2023	$3,104	$22	$474	$3,600	$237	$3,837
Net charge-offs to average finance receivables and loans outstanding for the nine months ended September 30, 2023	1.6%	—%	6.6%	1.5%	0.3%	1.2%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2023	2.3	(4.0)	1.9	2.2	3.1	2.3
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Excludes $9 million of benefit for credit losses related to our reserve for unfunded commitments. The liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

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

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
September 30, 2023
Allowance for loan losses to finance receivables and loans outstanding (a)	3.6%	0.1%	11.6%	3.3%	0.7%	2.7%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	279.6%	47.1%	549.1%	289.7%	91.6%	255.6%
Nonaccrual loans to finance receivables and loans outstanding	1.3%	0.2%	2.1%	1.1%	0.8%	1.1%
September 30, 2022
Allowance for loan losses to finance receivables and loans outstanding (a)	3.6%	0.1%	11.5%	3.2%	0.9%	2.7%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	265.1%	49.9%	n/m	278.1%	134.0%	261.1%
Nonaccrual loans to finance receivables and loans outstanding	1.4%	0.3%	1.1%	1.1%	0.6%	1.0%
n/m = not meaningful
(a)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.
The allowance for consumer loan losses as of September 30, 2023, increased $208 million compared to September 30, 2022, reflecting an increase of $111 million in the consumer automotive allowance, along with an increase of $102 million in the consumer other allowance, partially offset by a decrease of $5 million in our consumer mortgage allowance. The increase in our consumer automotive allowance was primarily driven by portfolio growth and a higher coverage rate. The increase in the consumer other allowance was primarily driven by continued portfolio growth in Ally Lending and Ally Credit Card.
The allowance for commercial loan losses as of September 30, 2023, increased $18 million compared to September 30, 2022. The increase was primarily driven by higher severity of recent defaults in the commercial and industrial portfolio class of our Automotive Finance operations and specific reserve builds in our Corporate Finance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Consumer automotive	$433	$326	$1,106	$663
Consumer mortgage
Mortgage Finance	(2)	2	(3)	2
Mortgage — Legacy	(2)	(3)	(6)	(9)
Total consumer mortgage	(4)	(1)	(9)	(7)
Consumer other
Personal Lending	23	42	95	109
Credit Card	45	57	144	119
Total consumer other	68	99	239	228
Total consumer	497	424	1,336	884
Commercial
Commercial and industrial
Automotive	11	—	20	(1)
Other	5	13	37	29
Commercial real estate	(1)	1	(3)	(5)
Total commercial	15	14	54	23
Total provision for loan losses (a)	$512	$438	$1,390	$907
(a)Excludes $4 million and $9 million of benefit for credit losses related to our reserve for unfunded commitments during the three months and nine months ended September 30, 2023, respectively, and $2 million of provision for credit losses related to our reserve for unfunded commitments during the nine months ended September 30, 2022.
The provision for consumer credit losses increased $73 million and $452 million for the three months and nine months ended September 30, 2023, respectively, compared to the three months and nine months ended September 30, 2022. The increases in provision for consumer credit losses for the three months and nine months ended September 30, 2023, were primarily driven by higher net charge-offs across our consumer portfolios.
The provision for commercial credit losses increased $1 million and $31 million for the three months and nine months ended September 30, 2023, respectively, compared to the three months and nine months ended September 30, 2022. The increases in provision for commercial credit losses during the nine months ended September 30, 2023, were primarily driven by reserve reductions in the nine months ended September 30, 2022, related to qualitative reserves established at the onset of the COVID-19 pandemic within our Corporate Finance operations, in addition to higher provisions on specific exposures within our Automotive Finance operations during the nine months ended September 30, 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by loan portfolio class.

	2023			2022
September 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer automotive	$3,104	3.6	80.8	$2,993	3.6	82.9
Consumer mortgage
Mortgage Finance	19	0.1	0.5	21	0.1	0.6
Mortgage — Legacy	3	1.3	0.1	6	1.9	0.1
Total consumer mortgage	22	0.1	0.6	27	0.1	0.7
Consumer other
Personal Lending	202	9.2	5.3	167	9.2	4.6
Credit Card	272	14.5	7.1	205	14.4	5.7
Total consumer other	474	11.6	12.4	372	11.5	10.3
Total consumer loans	3,600	3.3	93.8	3,392	3.2	93.9
Commercial
Commercial and industrial
Automotive	30	0.2	0.8	12	0.1	0.4
Other	174	1.9	4.5	171	2.0	4.7
Commercial real estate	33	0.6	0.9	36	0.7	1.0
Total commercial loans	237	0.7	6.2	219	0.9	6.1
Total allowance for loan losses	$3,837	2.7	100.0	$3,611	2.7	100.0
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
During the nine months ended September 30, 2023, the Federal Reserve increased the federal funds target range to 5.25–5.50% to address the elevated inflation levels, with future rate increases still possible. Refer to the section below titled Net Financing Revenue Sensitivity Analysis for additional information on how future rate changes may impact net financing revenue.
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
As part of our CRA program, we make investments in CRA-eligible funds that do not qualify for LIHTCs. Many of these CRA funds feature private equity or venture capital structures, and are accounted for using the equity method of accounting. We recognize our share of the investee’s earnings based on the performance of the funds. During the three months and nine months ended September 30, 2023, we recognized losses of $1 million and $18 million, respectively, related to these investments. The losses for the three months and nine months ended September 30, 2023, were primarily due to broader real estate market trends adversely impacting certain funds. There were no indications of impairment within our portfolio of CRA-eligible funds as of September 30, 2023.
In addition, we are exposed to changes in the value of other nonmarketable equity investments without readily determinable fair market values, which may cause volatility in our earnings.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
As of September 30, 2023, we had $4.8 billion of cumulative net unrealized losses on our available-for-sale securities. During the three months and nine months ended September 30, 2023, we recorded $886 million and $672 million of net unrealized losses, respectively, on our available-for-sale securities. Unrealized gains and losses are recorded in other comprehensive income within our Condensed Consolidated Statement of Comprehensive Income, and are generally not realized unless we sell the securities prior to their stated maturity date. As of September 30, 2023, and December 31, 2022, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For the three months and nine months ended September 30, 2023, management determined that there were no expected credit losses for securities in an unrealized loss position. Refer to Note 6 and Note 15 to the Condensed Consolidated Financial Statements for additional information.
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
The LIBOR Act, enacted in March 2022, provides a uniform approach for replacing LIBOR as a reference interest rate in tough legacy contracts—that is, contracts that do not include effective fallback provisions—when LIBOR is no longer published or is no longer representative. Under the LIBOR Act, references to the most common tenors of LIBOR in these contracts will be replaced as a matter of law, without the need to be amended by the parties, to instead reference benchmark interest rates based on SOFR that will be identified by the FRB. The FRB issued a final rule effective February 2023, to implement the LIBOR Act. We plan to rely on the LIBOR Act and the FRB’s final rule on our LIBOR-linked contracts for a smaller portfolio of adjustable-rate mortgage loans that utilize contracts containing LIBOR-based reference rates still remaining as of September 30, 2023.
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
The execution of our current business strategy generally results in shorter-duration, fixed-rate consumer automotive loans comprising the majority of our assets and liquid, floating-rate retail deposits comprising the majority of our liabilities. This, in turn, results in a structurally liability sensitive balance sheet as our floating-rate retail deposits reprice faster than our fixed-rate consumer automotive loans when interest rates change. We prepare forward-looking baseline forecasts of pretax net financing revenue as well as anticipated future business growth, actions to alter our asset/liability positioning, and interest rates based on the implied forward curve. The analysis is highly dependent upon a variety of assumptions, one of the most significant being the repricing characteristics of retail deposits with both contractual and non-contractual maturities. We monitor industry and competitive repricing activity along with other business and market factors when developing deposit pricing assumptions.
Modeled simulations are then used to assess changes in pretax net financing revenue in multiple interest rate scenarios relative to the baseline forecast. The changes in net financing revenue relative to the baseline are defined as the sensitivity. Our simulations incorporate contractual cash flows and assumed repricing characteristics for assets, liabilities, and off-balance sheet exposures and incorporate the assumed effects of changing interest rates on the prepayment and attrition rates of certain assets and liabilities. Our simulations do not assume any specific future actions are taken to mitigate the impacts of changing interest rates.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
These simulations measure the potential changes in our pretax net financing revenue over the following 12 months. We test a number of alternative rate scenarios, including immediate and gradual parallel shocks to the implied forward curve. We also evaluate nonparallel shocks to interest rates and stresses to certain term points on the yield curve in isolation to capture and monitor a variety of risks.
Simulation results are driven by underlying models and assumptions that are based on trend behavior and other historical information. The underlying models and assumptions, including retail deposit pricing, are regularly monitored, evaluated, and may be updated accordingly as observed trends materialize. As a result, if future trends or behaviors deviate from those reflected in the models, actual sensitivities may vary—perhaps significantly—from those that are modeled. For example, the pace and magnitude of changes in the federal-funds rate during the last two years has challenged models like ours whose historical data is largely derived from a more stable rate environment. Actual sensitivities may differ for other reasons as well, including unplanned changes in balance sheet composition, timing of asset and liability repricing, the yield curve, customer behavior, macroeconomic conditions, the competitive environment, and management strategies. Accordingly, we do not treat the sensitivities as forecasts of net financing revenue but instead use them as a tool in managing interest rate risk.
In a stable rate scenario that assumes spot rates as of September 30, 2023, remain constant through the simulation, net financing revenue over the next 12 months is expected to increase by $41 million versus the baseline forecast, due to the shape of the implied forward curve.
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various parallel shocks to the implied forward curve as of September 30, 2023, and December 31, 2022.

	September 30, 2023		December 31, 2022
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$211	$193	$18	$(76)
+100 basis points	97	101	3	(37)
-100 basis points	(111)	(100)	(21)	21
(a)Gradual changes in interest rates are recognized over 12 months.
Since December 31, 2022, the implied forward curve has increased and steepened modestly. During the first three quarters of 2023, our floating-rate commercial balances and cash balances increased, and we saw a shift from liquid deposits to CDs, increased our pay-fixed swap position, and incrementally added interest rate floor contracts that will provide benefit in certain lower-rate scenarios. The impact of these changes is reflected in our baseline net financing revenue forecast. As of September 30, 2023, we expect to modestly benefit in the near-term if rates were to move higher than the forward curve implies. This short-term asset sensitivity is the result of the assumed repricing of our assets and pay-fixed swap position outpacing the assumed repricing of our liabilities. Within the 12-month horizon, we expect a reversion to liability sensitivity and, as a result, a negative effect on net financing revenue.
Our interest-rate risk position is influenced by the impact of hedging activity, which primarily consists of interest rate swaps designated as fair value hedges of certain fixed-rate assets and fixed-rate debt instruments. Additionally, we use interest rate floor contracts designated as cash flow hedges on certain floating-rate assets. The size, maturity, and mix of our hedging activities are adjusted as our balance sheet, ALM objectives, and the interest rate environment evolve over time. Our hedging strategies, however, are not designed to eliminate all interest-rate risk, and we were adversely affected from rising interest rates in 2022 and 2023.
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. Our operating lease portfolio, net of accumulated depreciation was $9.6 billion and $10.4 billion as of September 30, 2023, and December 31, 2022, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $7.7 billion and $8.3 billion as of September 30, 2023, and December 31, 2022, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A in our 2022 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Off-lease vehicles terminated (in units)	29,484	29,562	83,519	89,715
Average gain per vehicle ($ per unit)	$1,944	$1,325	$2,080	$1,547
Method of vehicle sales
Sale to dealer, lessee, and other	78%	90%	79%	89%
Auction
Internet	17	7	16	8
Physical	5	3	5	3
We recognized an average gain per vehicle of $1,944 and $2,080 for the three months and nine months ended September 30, 2023, respectively, compared to an average gain per vehicle of $1,325 and $1,547 for the same periods in 2022. The increases in remarketing performance during the three months and nine months ended September 30, 2023, were primarily due to normalizing volume trends in the contractually priced buyout channels. Off-lease vehicles sold to lessees and dealers decreased 13% and 11% for the three months and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The number of off-lease vehicles remarketed during the nine months ended September 30, 2023, decreased 7% compared to the same period in 2022, due to lower termination volume, in alignment with lower lease origination volume during the first half of 2020 resulting from the COVID-19 pandemic.
Operating Lease Portfolio Mix
We monitor the concentration of our outstanding operating leases. Our exposure to Stellantis vehicles represented approximately 78% of our operating lease units as of both September 30, 2023, and 2022.
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

September 30,	2023	2022
Sport utility vehicle	67%	63%
Truck	28	31
Car	5	6
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
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2026). Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of September 30, 2023. In recent years, we have become less reliant on market-based funding, reducing our exposure to disruptions in wholesale funding markets.
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
We manage our funding to achieve a well-balanced portfolio across a spectrum of risk, maturity, and cost-of-funds characteristics. Optimizing funding at Ally Bank continues to be a key part of our long-term liquidity strategy. We optimize our funding sources at Ally Bank by prioritizing retail deposits, maintaining an active securitization program, managing the maturity profile of our brokered deposit portfolio, utilizing repurchase agreements, and continuing to access funds from the FHLB.
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
Our liquidity stress testing is designed to allow us to operate our businesses and to meet our contractual and contingent obligations, including unsecured debt maturities, for at least 12 months, assuming our normal access to funding is disrupted by severe market-wide and enterprise-specific events. We maintain available liquidity in the form of cash, unencumbered highly liquid securities, available FHLB capacity, and available FRB Discount Window capacity. This available liquidity is held at various legal entities and is subject to regulatory restrictions and tax implications that may limit our ability to transfer funds across entities.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes our total available liquidity.

($ in millions)	September 30, 2023	December 31, 2022
Liquid cash and equivalents (a)	$7,992	$5,111
FHLB unused pledged borrowing capacity (b)	10,996	11,148
Unencumbered highly liquid securities (c)	19,573	22,155
FRB Discount Window pledged capacity (d)	25,585	2,038
Total available liquidity	$64,146	$40,452
(a)Excludes restricted cash and foreign currency cash balances.
(b)Pledged assets are primarily composed of consumer mortgage finance receivables and loans, as well as real-estate-backed loans within our Automotive Finance and Corporate Finance businesses, and non-agency mortgage-backed securities.
(c)Includes unencumbered U.S. federal government, U.S. agency, and highly liquid corporate debt securities.
(d)Pledged assets are composed of consumer automotive finance receivables and loans. Refer to Note 12 to the Condensed Consolidated Financial Statements for information on assets pledged to the FRB.
Recent Funding and Liquidity Developments
Key funding highlights from January 1, 2023, to date were as follows:
•In February 2023, Ally Financial Inc. accessed the unsecured debt capital markets and raised $500 million through the issuance of subordinated notes. In June 2023, Ally Financial Inc. raised $850 million through the issuance of unsecured senior notes. Based on the proposed rule requiring Category II, III, and IV firms to maintain minimum amounts of eligible long-term debt, we would expect both issuances to qualify under the requirement for covered bank holding companies. Refer to the section below titled Response to Banking Industry Failures for more information about the proposed rule.
•We raised $1.6 billion through the completion of term securitization transactions backed by consumer automotive loans.
•We issued $9.7 billion of brokered CDs.
•We increased our total available funding capacity through the FRB Discount Window by $23.5 billion during the nine months ended September 30, 2023, to $25.6 billion as of September 30, 2023. The increase in FRB Discount Window capacity reflects our strategy to maintain increased contingent liquidity following the bank failures of early 2023 and to further align with the Addendum to the Interagency Policy Statement on Funding and Liquidity Risk Management: Importance of Contingency Funding Plans released in July 2023.
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
Our liquidity position fundamentally differs from those of SVB and Signature before their failures. For example, more than 92% of deposits at Ally Bank were FDIC-insured as of September 30, 2023, compared to 12% for SVB and 10% for Signature as of December 31, 2022. Additionally, our deposit portfolio is primarily composed of granular and diversified retail customer accounts, as opposed to SVB and Signature who had large uninsured commercial deposits. Because of the market turbulence and uncertainty, however, we activated existing internal incident response procedures specifically designed to increase governance and monitoring of Ally Bank’s depositor behavior, liquidity position, and risk exposure, including frequent ongoing dialogue with the Board and supervisory authorities.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
We also took specific funding actions. Even before these failures, in response to the unprecedented pace of monetary tightening in 2022 and the resultant macroeconomic uncertainty, we had increased cash and available liquidity. Refer to the section above titled Recent Funding Developments. After the failures, we continued to do so by optimizing brokered CD issuances, borrowing from the FHLB, managing securities collateral pledged to the FHLB, maintaining competitive retail deposit pricing, and managing new loan origination volumes. We had $64.1 billion of total available liquidity as of September 30, 2023, which included $11.0 billion of available FHLB capacity and $25.6 billion of available FRB Discount Window capacity. Refer to the section above titled Liquidity Risk Management. FHLB funding provides us with a stable funding source, and can be drawn upon on a same-day basis if sufficiently secured with available collateral.
In support of American businesses and households, the FRB created the BTFP in March 2023 to make additional funding available to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all of their depositors. The BTFP is a further source of liquidity against high-quality securities and contributes to financial stability by eliminating a bank’s need to quickly sell those securities in times of stress. Under the BTFP, depository institutions may borrow funds by pledging collateral eligible for purchase by the FRB in open market operations, such as U.S. Treasuries and agency debt and mortgage-backed securities, in each case valued at par. We did not borrow from the BTFP through September 30, 2023. As of September 30, 2023, we had $25.6 billion in total available funding capacity through the FRB Discount Window, with no debt outstanding during the nine months ended September 30, 2023.
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
In April 2023, in a statement accompanying the review of the FRB’s supervision and regulation of SVB, FRB Vice Chair for Supervision Barr highlighted a plan to revisit the Tailoring Rules and develop stronger capital, liquidity, stress-testing, and other standards for Category IV firms like Ally. In July 2023, the U.S. banking agencies issued a proposed rule to customize and implement revisions to the global Basel III capital framework that had been approved by the Basel Committee in December 2017 (commonly known as the Basel III endgame or as Basel IV). For regulatory capital, the proposed rule would eliminate the effect of the Tailoring Rules by requiring the recognition of most elements of accumulated other comprehensive income and loss and the application of deductions, limitations, and criteria for specified capital investments, minority interests, and TLAC holdings. For each of the risk-based capital ratios, a large banking organization like Ally would calculate and be bound by the lower of two alternatives: one version of the ratio based on an expanded risk-based approach prescribed in the proposed rule and one version of the ratio based on the standardized approach as modified by the proposed rule. All capital buffer requirements, including the stress capital buffer requirement, would apply regardless of whether the expanded risk-based approach or the standardized approach produces the lower ratio. Under the expanded risk-based approach, total RWAs would equal the sum of the RWAs for credit risk, equity risk, operational risk, market risk, and CVA risk as set forth in the proposed rule minus any amount of the banking organization’s adjusted allowance for credit losses that is not included in Tier 2 capital and any amount of allocated transfer risk reserves. Under the standardized approach, total RWAs would be calculated using the existing rules with a revised methodology for determining market risk-weighted assets and a required application of the standardized approach for counterparty credit risk for derivative exposures. Category IV firms would be further required under the proposed rule to project their risk-based capital ratios under baseline conditions in their capital plans and related reports using the RWA-calculation approach that results in their binding risk-based capital ratios as of the start of the projection horizon. The proposed rule also would roll back additional elements of the Tailoring Rules by applying to Category IV firms the supplementary leverage ratio, the countercyclical capital buffer, and enhanced public disclosure and reporting requirements. Under the proposed rule, a three-year transition period from July 1, 2025, to June 30, 2028, would apply to the recognition of accumulated other comprehensive income and loss in regulatory capital and the use of the expanded risk-based approach. The phase-in of accumulated other comprehensive income and loss is expected to significantly affect our levels of regulatory capital. While we believe that this would be manageable, we also anticipate that our levels of regulatory capital would need to be gradually increased in advance of and during the proposed transition period. As for the proposed changes to RWAs, while we continue to evaluate the effects of individual provisions and the interplay among them as well as potential management actions in response, the impact is not currently expected to be significant in the aggregate if the proposed rule were adopted in its existing form. We are actively engaged with research and advocacy groups to inform the rulemaking process and better understand the impacts of the proposed rule on banking organizations of various sizes and complexities—as well as the competitive environment more broadly—and likewise encourage the U.S. banking agencies to closely study these impacts and their wider implications.
In August 2023, the U.S. banking agencies issued two proposed rules to improve the resolvability of Category IV firms like Ally. The first proposed rule would require Category II, III, and IV firms, their large consolidated banks, and other institutions to issue and maintain minimum amounts of eligible long-term debt in an amount that is the greater of (i) 6 percent of total RWAs, (ii) 3.5 percent of average total consolidated assets, and (iii) 2.5 percent of total leverage exposure. Covered insured depository institutions, like Ally Bank, that are consolidated subsidiaries of covered entities, like Ally, would be required to issue eligible long-term debt internally to a company that consolidates the covered insured depository institution, which would in turn be required to purchase that long-term debt. Only long-term debt instruments that are most readily able to absorb losses in a resolution proceeding would qualify, and the operations of covered entities would be subject to clean-holding-company requirements such as prohibitions and limitations on their liabilities to unaffiliated entities. Under the proposed rule, a transition period would apply with 25, 50, and 100 percent of the long-term-debt requirements coming into effect by the end of the first, second, and third years, respectively, after finalization of the rule. The second proposed rule, which was issued solely by the FDIC, would require each insured depository institution with $100 billion or more in total assets, like Ally Bank, to submit a full resolution plan with an identified strategy for ensuring timely access to insured deposits, maximizing value from the disposition of assets, minimizing

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
any losses realized by creditors, and addressing potential financial-stability risks. Each resolution plan also would be subject to more stringent standards on its assumptions, content, and reviews. Covered insured depository institutions would need to submit a full resolution plan every two years with interim supplements in non-submission years. We are still assessing the impact of these two proposed rules but, due to the current structure and amount of debt instruments issued by Ally and Ally Bank, expect the long-term-debt rule in particular to significantly affect us.
Whether and when final rules related to these proposals may be adopted and take effect, as well as what changes to the proposed rules may be reflected in any final rules after the comment periods, remain unclear. Also, beyond these proposed rules, more stringent and less tailored liquidity, stress-testing, and other standards for Category IV firms like Ally may be forthcoming, including those that may reinstate the LCR, require more rigorous liquidity stress testing, and return Ally to supervisory stress testing on an annual cycle. Refer to Note 17 to the Condensed Consolidated Financial Statements for additional information.
In August 2023, citing macroeconomic trends impacting the banking industry, such as increased costs of funding and rapid tightening in monetary policy, Moody’s downgraded the credit ratings of a number of banks. Additionally, Moody’s downgraded the outlook of a number of banks, including Ally, where the outlook was lowered from Stable to Negative. Refer to the section below titled Credit Ratings for additional information.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	September 30, 2023		December 31, 2022
($ in millions)	On-balance sheet funding	% Share of funding	On-balance sheet funding	% Share of funding
Deposits	$152,835	87	$152,297	88
Debt
Secured financings	11,690	7	$10,124	6
Institutional term debt	10,253	6	9,678	6
Retail term notes	563	—	359	—
Total debt (a)	22,506	13	20,161	12
Total on-balance-sheet funding	$175,341	100	$172,458	100
(a)Includes hedge basis adjustments as described in Note 18 to the Condensed Consolidated Financial Statements.
Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at September 30, 2023.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including savings accounts, money-market demand accounts, CDs, interest-bearing spending accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which we believe at scale are the most efficient and stable source of funding for us when compared to other funding sources. Retail deposits constituted 80% of our total funding sources at September 30, 2023. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries.
As of September 30, 2023, and December 31, 2022, we had $11.4 billion and $15.2 billion, respectively, of deposit liabilities that are uninsured by the FDIC, excluding affiliate and intercompany deposits.
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Total primary retail deposit customers (in thousands)	2,989	2,894	2,808	2,681	2,597
Deposits ($ in millions)
Retail	$140,100	$138,983	$138,497	$137,684	$133,878
Brokered	11,264	13,677	13,801	12,590	9,617
Other (a)	1,471	1,650	1,715	2,023	2,256
Total deposits	$152,835	$154,310	$154,013	$152,297	$145,751
(a)Other deposits include mortgage escrow deposits. Other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.3 billion as of September 30, 2023, $1.5 billion as of both June 30, 2023 and March 31, 2023, $1.8 billion as of December 31, 2022, and $2.0 billion as of September 30, 2022.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
During the nine months ended September 30, 2023, our total deposit base increased $538 million, and we added approximately 307,000 retail deposit customers, ending with approximately 3.0 million retail deposit customers as of September 30, 2023. Total retail deposits increased $2.4 billion during the nine months ended September 30, 2023, bringing the total retail deposits portfolio to $140.1 billion as of September 30, 2023, primarily driven by an increase in retail deposit customers. We have maintained competitive deposit rates in response to higher benchmark interest rates and changes in product offerings by banks and nonbanks. Additionally, brokered deposits decreased $1.3 billion during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, our CD deposit liabilities increased $12.2 billion and our savings, money market, and spending account deposit liabilities decreased $11.6 billion. This trend was primarily due to customer migration from liquid savings to fixed-rate CDs, as observed across the industry. Overall, strong customer acquisition and retention rates continue to deliver a favorable funding mix.
Following the failures of SVB and Signature, we briefly experienced elevated two-way deposit flows. Uninsured deposit outflows were more than offset by inflows from new and existing customers. Approximately 92% of retail deposits at Ally Bank were FDIC-insured as of September 30, 2023. Our total available liquidity exceeded our uninsured deposit liabilities by $52.8 billion as of September 30, 2023.
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
We continue to be recognized for the totality of experience and value we provide our customers. In April 2023, Forbes again named Ally to its “World’s Best Banks” list followed by The Wall Street Journal’s BuySide recognition of Ally Bank as the “Best Online Bank of 2023.” In October 2023, MONEY® Magazine named Ally to its “Best Online Bank” list for the sixth consecutive year, as well as the eleventh time in the past thirteen years. In January 2023, Bankrate named Ally Bank the “Best Bank Overall.” For additional information on our deposit funding by type, refer to Note 11 to the Condensed Consolidated Financial Statements.
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
During the nine months ended September 30, 2023, we raised $1.6 billion through the completion of term securitization transactions backed by consumer automotive loans.
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans and investment securities. As of September 30, 2023, we had pledged $27.9 billion of assets to the FHLB resulting in $18.8 billion in total funding capacity with $7.8 billion of debt outstanding.
At September 30, 2023, $72.1 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We have short-term and long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $563 million of retail term notes outstanding at September 30, 2023. The remainder of our unsecured debt is composed of institutional term debt. In February 2023, we accessed the unsecured debt capital markets and raised $500 million through the issuance of subordinated notes. In June 2023, we raised $850 million through the issuance of unsecured senior notes. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information about our outstanding short-term borrowings and long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of September 30, 2023, we had $735 million debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. The FRB, however, is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. As of September 30, 2023, we had assets pledged and restricted as collateral to the FRB totaling $34.0 billion, resulting in $25.6 billion in total funding capacity with no debt outstanding. For information on our ability to access the BTFP, refer to the section above titled Response to Banking Industry Failures.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both September 30, 2023, and December 31, 2022, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2023	2022	2023	2022
Net financing loss and other interest income (a)	$(242)	$(246)	$(718)	$(783)
Dividends from bank subsidiaries	500	900	1,000	2,300
Dividends from nonbank subsidiaries	—	—	250	1
Total other revenue (loss)	33	(75)	123	50
Total net revenue	291	579	655	1,568
Provision for credit losses	(14)	(4)	(15)	(24)
Total noninterest expense	91	168	346	478
Income from continuing operations before income tax benefit	214	415	324	1,114
Income tax benefit from continuing operations (b)	(188)	(92)	(336)	(248)
Net income from continuing operations	402	507	660	1,362
Loss from discontinued operations, net of tax	—	(1)	(1)	(1)
Net income (c)	$402	$506	$659	$1,361
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
(c)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	September 30, 2023	December 31, 2022
Total assets (a)	$6,913	$5,467
Total liabilities	$12,074	$10,996
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Net cash provided by operating activities was $4.7 billion and $5.1 billion for the nine months ended September 30, 2023, and 2022, respectively. Operating cash inflows were lower versus the prior year due to unfavorable market conditions as a result of the current macroeconomic environment. Refer to the Consolidated Results of Operations section of this MD&A for further discussion.
Net cash used in investing activities was $4.2 billion and $13.9 billion for the nine months ended September 30, 2023, and 2022, respectively. The change was primarily due to a $5.8 billion increase in net cash inflows related to loans held-for-investment and a $3.4 billion increase in net cash inflows related to available-for-sale securities.
Net cash provided by financing activities for the nine months ended September 30, 2023, was $2.4 billion, compared to $8.9 billion for the same period in 2022. The change was primarily attributable to a decrease in net cash inflows of $7.2 billion related to short-term borrowings and a decrease in deposits of $3.6 billion. The decrease was partially offset by decreases in cash outflows, including lower repayments of long-term debt of $2.7 billion and lower repurchases of common stock of $1.6 billion.
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
On January 10, 2022, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of our common stock from time to time from the first quarter of 2022 through the fourth quarter of 2022 subject to restrictions imposed by the FRB, and an increase in our cash dividend on common stock from $0.25 per share for the fourth quarter of 2021 to $0.30 per share for the first quarter of 2022. During the year ended December 31, 2022, we repurchased $1.65 billion of common stock under our stock-repurchase program. Since the commencement of our initial stock-repurchase program in the third quarter of 2016, we have reduced the number of outstanding shares of our common stock by 38%, from 484 million as of June 30, 2016, to 302 million as of September 30, 2023. At this time, the Board has not authorized a stock-repurchase program for 2023 or 2024.
We submitted our 2022 capital plan to the FRB on April 5, 2022. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2022, which was determined to be 2.5% and reflected a decline of 100 basis points relative to our prior requirement. The updated 2.5% stress capital buffer requirement was finalized in August 2022 and became effective on October 1, 2022. In February 2023, we accessed the unsecured debt capital markets and issued $500 million of additional subordinated notes, which qualify as Tier 2 capital for Ally under U.S. Basel III. We submitted our 2023 capital plan to the FRB on April 5, 2023, and received in June 2023 an updated preliminary stress capital buffer requirement that remained unchanged at 2.5%. The 2.5% stress capital buffer requirement was finalized in July 2023 and became effective on October 1, 2023.
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

	September 30,
($ in millions)	2023	2022
Common Equity Tier 1 capital ratio	9.31%	9.30%
Tier 1 capital ratio	10.71%	10.77%
Total capital ratio	12.49%	12.39%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	8.60%	8.78%
Total equity	$12,825	$12,434
CECL phase-in adjustment (b)	591	887
Preferred stock (c)	(2,324)	(2,324)
Goodwill and certain other intangibles	(878)	(910)
Deferred tax assets arising from net operating loss and tax credit carryforwards (d)	(5)	(4)
AOCI-related adjustments (e)	4,785	4,358
Common Equity Tier 1 capital	14,994	14,441
Preferred stock (c)	2,324	2,324
Other adjustments	(61)	(49)
Tier 1 capital	17,257	16,716
Qualifying subordinated debt and other instruments qualifying as Tier 2	903	624
Qualifying allowance for loan losses and other adjustments	1,966	1,898
Total capital	$20,126	$19,238
Risk-weighted assets (f)	$161,076	$155,214
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

Rating agency	Short-term	Senior unsecured debt	Outlook
Fitch (a)	F3	BBB-	Stable
Moody’s (b)	P-3	Baa3	Negative
S&P (c)	A-3	BBB-	Stable
DBRS (d)	R-2 (high)	BBB	Stable
(a)Fitch affirmed our senior unsecured debt rating of BBB-, short-term rating of F3, and affirmed the outlook of Stable on March 20, 2023.
(b)Moody’s affirmed our senior unsecured rating of Baa3, affirmed our short-term rating of P-3, and changed our outlook to Negative from Stable on August 7, 2023.
(c)Standard & Poor’s affirmed our senior unsecured debt rating of BBB-, affirmed our short-term rating of A-3, and changed the outlook to Stable from Negative on March 25, 2021.
(d)DBRS upgraded our senior unsecured debt rating to BBB from BBB (Low), upgraded our short-term rating to R-2 (high) from R-3, and affirmed the outlook of Stable on March 6, 2023.
As illustrated by the issuer ratings above, as of September 30, 2023, Ally holds an investment-grade rating from all the respective nationally recognized rating agencies.
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

	2023			2022			Increase (decrease) due to
Three months ended September 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$8,308	$99	4.73%	$3,627	$16	1.73%	$21	$62	$83
Investment securities (b)	29,640	256	3.43	33,220	206	2.47	(22)	72	50
Loans held-for-sale, net	278	7	9.14	748	10	5.27	(6)	3	(3)
Finance receivables and loans, net (b) (c)	139,153	2,837	8.09	129,996	2,120	6.47	149	568	717
Investment in operating leases, net (d)	9,817	173	7.00	10,588	159	5.98	(12)	26	14
Other earning assets	724	11	6.02	946	12	4.81	(3)	2	(1)
Total interest-earning assets	187,920	3,383	7.14	179,125	2,523	5.59			860
Noninterest-bearing cash and cash equivalents	335			503
Other assets	10,925			10,338
Allowance for loan losses	(3,820)			(3,494)
Total assets	$195,360			$186,472
Liabilities and equity
Interest-bearing deposit liabilities (b)	$153,345	$1,563	4.04%	$142,586	$567	1.58%	$43	$953	$996
Short-term borrowings	948	13	5.80	6,266	43	2.77	(36)	6	(30)
Long-term debt	20,315	274	5.35	16,798	194	4.59	41	39	80
Total interest-bearing liabilities	174,608	1,850	4.21	165,650	804	1.93			1,046
Noninterest-bearing deposit liabilities	181			207
Total funding sources	174,789	1,850	4.21	165,857	804	1.93
Other liabilities (e)	6,503	—	—	6,435	—	—	—	—	—
Total liabilities	181,292			172,292
Total equity	14,068			14,180
Total liabilities and equity	$195,360			$186,472
Net financing revenue and other interest income		$1,533			$1,719				$(186)
Net interest spread (f)			2.93%			3.66%
Net yield on interest-earning assets (g)			3.24%			3.81%
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
(d)Yield includes gains on the sale of off-lease vehicles of $57 million and $39 million for the three months ended September 30, 2023, and 2022, respectively. Excluding these gains on sale, the annualized yield was 4.69% and 4.52% for the three months ended September 30, 2023, and 2022, respectively.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2023			2022			Increase (decrease) due to
Nine months ended September 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$7,156	$242	4.52%	$3,804	$23	0.81%	$20	$199	$219
Investment securities (b)	30,650	720	3.14	34,282	584	2.28	(62)	198	136
Loans held-for-sale, net	477	29	8.00	580	18	4.14	(3)	14	11
Finance receivables and loans, net (b) (c)	137,398	8,133	7.91	126,159	5,676	6.02	506	1,951	2,457
Investment in operating leases, net (d)	10,119	541	7.15	10,693	522	6.54	(28)	47	19
Other earning assets	700	32	6.06	879	25	3.76	(5)	12	7
Total interest-earning assets	186,500	9,697	6.95	176,397	6,848	5.19			2,849
Noninterest-bearing cash and cash equivalents	343			423
Other assets	10,841			10,226
Allowance for loan losses	(3,775)			(3,371)
Total assets	$193,909			$183,675
Liabilities and equity
Interest-bearing deposit liabilities (b)	$152,715	$4,198	3.68%	$141,206	$1,041	0.99%	$85	$3,072	$3,157
Short-term borrowings	935	36	5.52	4,333	67	2.11	(53)	22	(31)
Long-term debt	19,660	753	5.12	16,481	563	4.57	109	81	190
Total interest-bearing liabilities	173,310	4,987	3.85	162,020	1,671	1.38			3,316
Noninterest-bearing deposit liabilities	174			186
Total funding sources	173,484	4,987	3.85	162,206	1,671	1.38
Other liabilities (e)	6,641	2	n/m	6,537	1	n/m	n/m	n/m	1
Total liabilities	180,125			168,743
Total equity	13,784			14,932
Total liabilities and equity	$193,909			$183,675
Net financing revenue and other interest income		$4,708			$5,176				$(468)
Net interest spread (f)			3.10%			3.81%
Net yield on interest-earning assets (g)			3.37%			3.92%
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
(d)Yield includes gains on the sale of off-lease vehicles of $174 million and $139 million for the nine months ended September 30, 2023, and 2022, respectively. Excluding these gains on sale, the annualized yield was 4.85% and 4.80% for the nine months ended September 30, 2023, and 2022, respectively.
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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended September 30, 2023.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended September 30, 2023.

Three months ended September 30, 2023	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (in dollars)
July 2023	—	$—
August 2023	3	27.37
September 2023	2	29.06
Total	5	28.02
(a)Consists of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a) None.
(b) None.
(c) Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2023, none of our directors or executive officers, as defined in Rule 16a-1 under the Exchange Act, adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Ally Financial Inc. • Form 10-Q
Item 6.    Exhibits
The exhibits listed on the following index of exhibits are filed as a part of this report.

Exhibit	Description	Method of Filing

10.1	Letter Agreement, dated October 10, 2023, between Ally Financial Inc. and Jeffrey J. Brown accepting Mr. Brown’s Notice of Intent to Retire	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 11, 2023, (File No. 1-03754), incorporated herein by reference.

22.1	Subsidiary Guarantors	Filed as Exhibit 22 to the Company’s Quarterly Report for the period ended March 31, 2020, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101
The following information from our Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended September 30, 2023, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of October, 2023.

Ally Financial Inc. (Registrant)

/S/ RUSSELL E. HUTCHINSON
Russell E. Hutchinson Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Controller, and Chief Accounting Officer