Form 10-K
period 2023-12-31
Ally Financial Inc.
filed 2024-02-20
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s common stock (Common Stock) held on June 30, 2023 by non-affiliated entities was approximately $8.1 billion (based on the June 30, 2023 closing price of Common Stock of $27.01 per share as reported on the New York Stock Exchange). At February 15, 2024, the number of shares outstanding of the Registrant’s common stock was 303,959,432 shares.
Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the annual meeting of stockholders to be held on May 7, 2024, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13, and 14 of Part III.

INDEX
Ally Financial Inc. • Form 10-K

Index of Defined Terms
Ally Financial Inc. • Form 10-K

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Annual Report on Form 10-K.

Term	Definition
AC	Audit Committee of the Ally Board of Directors
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
A.M. Best	A.M. Best Company, Inc.
AMLA	Anti-Money Laundering Act of 2020
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel Committee	Basel Committee on Banking Supervision
BF	Bornhuetter-Ferguson
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956, as amended
BHF	Better Home & Finance Holding Company (formerly BMC Holdco)
BMC	Better Mortgage Company
BMC Holdco	Parent of BMC
Board	Ally Board of Directors
BTFP	Bank Term Funding Program
CAMT	Corporate alternative minimum tax
CD	Certificate of deposit
CDP	Carbon Disclosure Project
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
CEO	Chief executive officer
CFPB	Consumer Financial Protection Bureau
CIDDO	Chief Information, Data and Digital Officer
CISO	Chief Information Security Officer
CODM	Chief operating decision maker
COH	Corporate overhead
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977, as amended
CSG	Commercial Services Group
CSRP	Cyber Security Response Plan
CVA	Credit valuation adjustment
DE&I	Diversity, equity, and inclusion
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DRR	Designated reserve ratio
DVA	Debit valuation adjustment
EAD	Exposure at default
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act, as amended
ERG	Employee resource group
ERMC	Enterprise Risk Management Committee
ESG	Environmental, social, and governance
ETF	Exchange-traded fund
EV	Electric vehicle
Exchange Act	Securities Exchange Act of 1934, as amended

Index of Defined Terms
Ally Financial Inc. • Form 10-K

Term	Definition
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDI Act	Federal Deposit Insurance Act, as amended
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991, as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
Fintech	Financial-technology
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FSR	Financial Strength Rating
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999, as amended
GM	General Motors Company
HR	Human resources
HVAC	Heating, ventilation, and air conditioning
IB Finance	IB Finance Holding Company, LLC
ICP	Incentive compensation plan
ICR	Issuer Credit Rating
IDI	Insured Depository Institution
IRA	Individual retirement account
ISO	International Organization for Standards
LCR	Liquidity coverage ratio
LGD	Loss given default
LIBOR	London Interbank Offered Rate
LIBOR Act	Adjustable Interest Rate (LIBOR) Act
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MACRS	Modified Accelerated Cost Recovery System
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRM	Model risk management
MVG	Model validation group
NYDFS	New York Department of Financial Services
NYSE	New York Stock Exchange
OEM	Automotive original equipment manufacturer
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
PD	Probability of default
PSU	Performance Stock Unit or Award
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use

Index of Defined Terms
Ally Financial Inc. • Form 10-K

Term	Definition
RSU	Restricted Stock Unit or Award
RV	Recreational vehicle
RWA	Risk-weighted asset
SEC	U.S. Securities and Exchange Commission
Signature	Signature Bank
SIPC	Securities Investor Protection Corporation
SOFR	Secured Overnight Financing Rate
SPE	Special-purpose entity
SRO	Self-regulatory organization
Stellantis	Stellantis N.V.
STEM	Science, technology, engineering and mathematics
SVB	Silicon Valley Bank
Tailoring Rules	The rules implementing Title IV of the EGRRCP Act
TC	Technology Committee of the Ally Board of Directors
TCFD	Task Force on Climate-related Financial Disclosures
TDR	Troubled debt restructuring
TLAC	Total loss-absorbing capacity
TPRM	Third party risk management
UDAAP	Unfair, deceptive, or abusive acts or practices
UDFI	Utah Department of Financial Institutions
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Part I
Ally Financial Inc. • Form 10-K

Item 1.    Business
Our Business
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a financial-services company with $196.4 billion in assets as of December 31, 2023. The Company comprises the nation’s largest all-digital bank and an industry-leading automotive financing and insurance business, driven by a mission to “Do It Right” and be a relentless ally for customers and communities. The Company serves customers through a full range of online banking services (including deposits, mortgage lending, point-of-sale personal lending and credit-card products) and securities brokerage and investment advisory services. The Company also includes a corporate finance business that offers capital for equity sponsors and middle-market companies. On December 31, 2023, we committed to sell our point-of-sale financing business, Ally Lending. Refer to Note 2 to the Consolidated Financial Statements for further information.
Ally is a Delaware corporation and is registered as a BHC under the BHC Act and an FHC under the GLB Act. Our primary business lines are Dealer Financial Services, which is composed of our Automotive Finance and Insurance operations, Mortgage Finance, and Corporate Finance. Corporate and Other primarily consists of centralized corporate treasury activities, the management of our legacy mortgage portfolio, the activity related to Ally Invest, Ally Lending, and Ally Credit Card, and reclassifications and eliminations between the reportable operating segments. Ally Bank’s assets and operating results are included within our Automotive Finance, Mortgage Finance, and Corporate Finance segments, as well as Corporate and Other, based on its underlying business activities. As of December 31, 2023, Ally Bank had total assets of $186.1 billion and total nonaffiliate deposits of $154.7 billion.
Our long-term strategic objectives are centered around (1) differentiating our company as a relentless ally for the financial well-being of consumer and commercial customers, (2) leveraging our “Do it Right” culture to drive enhanced value for our customers, communities, employees, and stockholders, (3) growing and diversifying our leading automotive, insurance, and digital-bank platforms through increased scale and expanded product solutions to meet customer needs, (4) driving ongoing customer growth and deepening relationships, (5) operating under efficient, disciplined risk management and capital allocation approaches, (6) out-executing our competition and creating differentiated advantages through continuous investment and evolution among our leading experiences, products and brand, and (7) delivering long-term value through sustainable financial results and stockholder returns. Within our Automotive Finance and Insurance operations, we are focused on strengthening our network of dealer relationships and pursuing digital distribution channels for our products and services, including through our operation of a direct-lending platform and our work with dealers innovating in digital transactions—all while maintaining an appropriate level of risk appetite. Within our other banking operations, including Mortgage Finance and Corporate Finance, we seek to expand our consumer and commercial banking products and services while providing a high level of customer service. We continue to focus on delivering significant growth and retention in deposit customers and balances while optimizing our cost of funds. At Ally Invest, we seek to augment our securities-brokerage and investment-advisory services to more comprehensively assist our customers in managing their savings and growing their wealth. Ally Credit Card is our scalable, digital-first credit card platform that features leading-edge technology, and a proprietary, analytics-based underwriting model. We believe Ally Credit Card enhances our ability to grow and deepen both new and existing customer relationships.
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
•Enhanced Prudential Standards — Ally is subject to enhanced prudential standards that have been established by the FRB under the Dodd-Frank Act, as amended by the EGRRCP Act and as applied to Category IV firms under rules of the U.S. banking agencies that tailor how the enhanced prudential standards apply across large banking organizations (the Tailoring Rules). As a Category IV firm, Ally is (1) subject to supervisory stress testing on a two-year cycle, (2) required to submit an annual capital plan to the FRB, (3) exempted from company-run capital stress testing requirements, (4) required to maintain a buffer of unencumbered highly liquid assets to meet projected net stressed cash outflows over a 30-day planning horizon, (5) exempted from the requirements of the LCR and the net stable funding ratio (provided that our average wSTWF continues to remain under $50 billion), (6) exempted from the requirements of the supplementary leverage ratio, the countercyclical capital buffer, and single-counterparty credit limits, and (7) eligible to exclude most elements of accumulated other comprehensive income from regulatory capital. Even so, we are subject to rules enabling the FRB to conduct supervisory stress testing on a more or less frequent basis based on our financial condition, size, complexity, risk profile, scope of operations, or activities or based on risks to the U.S. economy. Further, we are subject to rules requiring the resubmission of our capital plan if we determine that there has been or will be a material change in our risk profile, financial condition, or corporate structure since we last submitted the capital plan or if the FRB determines that (a) our capital plan is incomplete or our capital plan or internal capital adequacy process contains material weaknesses, (b) there has been, or will likely be, a material change in our risk profile (including a material change in our business strategy or any risk exposure), financial condition, or corporate structure, or (c) the BHC stress scenario(s) are not appropriate for our business model and portfolios, or changes in the financial markets or the macroeconomic outlook that could have a material impact on our risk profile and financial condition require the use of updated scenarios. While a resubmission is pending, without prior approval of the FRB, we would generally be prohibited from paying dividends, repurchasing our common stock, or making other capital distributions. In addition, to satisfy the FRB in its review of our capital plan, we may be required to further cease or limit these capital distributions or to issue capital instruments that could be dilutive to stockholders. The FRB also may prevent us from maintaining or expanding lending or other business activities.
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
The Tailoring Rules align capital planning, supervisory stress testing, and stress capital buffer requirements for large banking organizations, like Ally. As a Category IV firm, Ally is expected to have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which Ally would not generally be subject to the supervisory stress test. Refer to the section below titled Basel Capital Framework for further discussion about our stress capital buffer requirements. During a year in which Ally does not undergo a supervisory stress test, we would receive an updated stress capital buffer requirement only to reflect our updated planned common-stock dividends. Ally was subject to the 2022 supervisory stress test and did not elect to participate in the 2023 supervisory stress test.

Ally Financial Inc. • Form 10-K
•Resolution Planning and Resolution-Related Requirements — Under rules of the FDIC, Ally Bank is required to periodically submit to the FDIC a resolution plan (commonly known as a living will) that would enable the FDIC, as receiver, to resolve Ally Bank in the event of its insolvency under the FDI Act in a manner that ensures that depositors receive access to their insured deposits within one business day of Ally Bank’s failure (two business days if the failure occurs on a day other than Friday), maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by creditors in the resolution. If the FDIC determines that the resolution plan is not credible and the deficiencies are not adequately remediated in a timely manner, the FDIC may take formal or informal supervisory, enforcement, and other actions against us. In June 2021, the FDIC issued a Statement on Resolution Plans for Insured Depository Institutions, which in part establishes a three-year filing cycle for banks with $100 billion or more in total assets, like Ally Bank. In August 2023, the FDIC issued a proposed rule that would require each insured depository institution with $100 billion or more in total assets, like Ally Bank, to submit a full resolution plan with an identified strategy for ensuring timely access to insured deposits, maximizing value from the disposition of assets, minimizing any losses realized by creditors, and addressing potential financial-stability risks. Each resolution plan also would be subject to more stringent standards on its assumptions, content, and reviews. Covered insured depository institutions would need to submit a full resolution plan every two years with interim supplements in non-submission years. Ally Bank submitted its most recent resolution plan on December 1, 2022.
Under the Tailoring Rules, Ally is no longer required to submit to the FRB and the FDIC a plan for the rapid and orderly resolution of Ally and its significant legal entities under the U.S. Bankruptcy Code and other applicable insolvency laws in the event of future material financial distress or failure.
•Limitations on Bank and BHC Dividends and Other Capital Distributions — Federal and Utah law place a number of conditions, limits, and other restrictions on dividends and other capital distributions that may be paid by Ally Bank to IB Finance and thus indirectly to Ally. In addition, even if the FRB does not require us to resubmit our capital plan as described earlier in Capital Planning and Stress Tests, Ally and IB Finance may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, if Ally or IB Finance were to not meet minimum regulatory capital ratios after giving effect to the distributions. FRB supervisory guidance also directs BHCs like us to consult with the FRB prior to increasing dividends, implementing common stock-repurchase programs, or redeeming or repurchasing capital instruments. Further, the U.S. banking agencies are authorized to prohibit an insured depository institution, like Ally Bank, or a BHC, like Ally, from engaging in unsafe or unsound banking practices and, depending upon the circumstances, could find that paying a dividend or other capital distribution would constitute an unsafe or unsound banking practice. For information about our capital actions, including repurchases of and cash dividends on our common stock, refer to Note 20 to the Consolidated Financial Statements.
Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB), taxation of share repurchases, financial and operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.
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

Ally Financial Inc. • Form 10-K
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
•Acceptance of Brokered Deposits — Under FDICIA and the PCA framework described later in Basel Capital Framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. At December 31, 2023, Ally Bank met the capital ratios necessary to be classified as well capitalized under the PCA framework. Our brokered deposits totaled $11.0 billion at December 31, 2023, which represented 7.1% of total deposit liabilities.
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm, like Ally, is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of December 31, 2023, the stress capital buffer requirement for Ally was 2.5%.
Ally and Ally Bank are currently subject to the U.S. Basel III standardized approach for counterparty credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not currently subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. Since Ally and Ally Bank are currently not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income and loss from regulatory capital. As of December 31, 2023, and December 31, 2022, Ally had $3.8 billion and

Ally Financial Inc. • Form 10-K
$4.1 billion, respectively, of accumulated other comprehensive loss, net of applicable income taxes, that was excluded from Common Equity Tier 1 capital. Refer to the discussion below about rules proposed by the U.S. banking agencies in 2023 that would require us to recognize all components of accumulated other comprehensive income and loss in regulatory capital, except gains and losses on cash-flow hedges where the hedged items are not recognized on our balance sheet at fair value. Refer also to Note 18 to the Consolidated Financial Statements for additional details about our accumulated other comprehensive loss.
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At December 31, 2023, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
At December 31, 2023, Ally and Ally Bank were in compliance with their regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 20 to the Consolidated Financial Statements.
On January 1, 2020, we adopted CECL. Refer to Note 1 to the Consolidated Financial Statements for additional information about our allowance for loan losses accounting policy. Under a rule finalized by the FRB and other U.S. banking agencies in 2020, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we deferred and began phasing in on January 1, 2022, is generally calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of December 31, 2023, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $591 million.
In April 2023, in a statement accompanying the review of the FRB’s supervision and regulation of SVB, FRB Vice Chair for Supervision Barr highlighted a plan to revisit the Tailoring Rules and develop stronger capital, liquidity, stress-testing, and other standards for Category IV firms like Ally. In July 2023, the U.S. banking agencies issued a proposed rule to customize and implement revisions to the global Basel III capital framework that were approved by the Basel Committee in December 2017 (commonly known as the Basel III endgame or as Basel IV). For regulatory capital, the proposed rule would eliminate the effect of the Tailoring Rules by requiring the recognition of most elements of accumulated other comprehensive income and loss and the application of deductions, limitations, and criteria for specified capital investments, minority interests, and TLAC holdings. For each of the risk-based capital ratios, a large banking organization, like Ally, would calculate and be bound by the lower of two alternatives: one version of the ratio based on an expanded risk-based approach prescribed in the proposed rule and one version of the ratio based on the standardized approach as modified by the proposed rule. All capital buffer requirements, including the stress capital buffer requirement, would apply regardless of whether the expanded risk-based approach or the standardized approach produces the lower ratio. Under the expanded risk-based approach, total RWAs would equal the sum of the RWAs for credit risk, equity risk, operational risk, market risk, and CVA risk as set forth in the proposed rule minus any amount of the banking organization’s adjusted allowance for credit losses that is not included in Tier 2 capital and any amount of allocated transfer risk reserves. Under the standardized approach, total RWAs would be calculated using the existing rules with a revised methodology for determining RWAs for market risk, and a required application of the standardized approach for counterparty credit risk for derivative exposures. Category IV firms would be further required under the proposed rule to project their risk-based capital ratios under baseline conditions in their capital plans and related reports using the RWA-calculation approach that results in their binding risk-based capital ratios as of the start of the projection horizon. The proposed rule also would roll back additional elements of the Tailoring Rules by applying to Category IV firms the supplementary leverage ratio, the countercyclical capital buffer, and enhanced public disclosure and reporting requirements. Under the proposed rule, a three-year transition period from July 1, 2025, to June 30, 2028, would apply to the recognition of accumulated other comprehensive income and loss in regulatory capital and the use of the expanded risk-based approach. The phase-in of accumulated other comprehensive income and loss is expected to significantly affect our levels of regulatory capital. While we believe that this would be manageable, we also anticipate that our levels of regulatory capital would need to be gradually increased in advance of and during the proposed transition period. As for the proposed changes to RWAs, while we continue to evaluate the effects of individual provisions and the interplay among them as well as potential management actions in response, the impact is not currently expected to be significant in the aggregate if the proposed rule were adopted in its existing form. Since the proposed rule was issued, we have been engaged with research and advocacy groups to inform the rulemaking process and better understand the impacts of the proposed rule on banking organizations of various sizes and complexities—as well as the competitive environment more broadly—and likewise encourage the U.S. banking agencies to closely study these impacts and their wider implications.
In August 2023, the U.S. banking agencies issued two proposed rules to improve the resolvability of Category IV firms, like Ally. The first proposed rule would require Category II, III, and IV firms, their consolidated IDI subsidiaries, and other institutions to issue and maintain minimum amounts of eligible long-term debt in an amount that is the greater of (i) 6% of total RWAs, (ii) 3.5% of average total consolidated assets, and (iii) 2.5% of total leverage exposure. Covered IDIs, like Ally Bank, that are consolidated subsidiaries of covered entities, like Ally, would be required to issue eligible long-term debt internally to a company that consolidates the covered IDI, which would

Ally Financial Inc. • Form 10-K
in turn be required to purchase that long-term debt. Only long-term debt instruments that are most readily able to absorb losses in a resolution proceeding would qualify, and the operations of covered entities would be subject to clean-holding-company requirements such as prohibitions and limitations on their liabilities to unaffiliated entities. Under the proposed rule, a transition period would apply with 25%, 50%, and 100% of the long-term-debt requirements coming into effect by the end of the first, second, and third years, respectively, after finalization of the rule. The second proposed rule, which was issued solely by the FDIC, would require each insured depository institution with $100 billion or more in total assets, like Ally Bank, to submit a full resolution plan with an identified strategy for ensuring timely access to insured deposits, maximizing value from the disposition of assets, minimizing any losses realized by creditors, and addressing potential financial stability risks. Each resolution plan also would be subject to more stringent standards on its assumptions, content, and reviews. Covered IDIs would need to submit a full resolution plan every two years with interim supplements in non-submission years. We are still assessing the impact of these two proposed rules, but due to the current structure and amount of debt instruments issued by Ally and Ally Bank, expect the long-term-debt rule in particular to significantly affect us.
Whether and when final rules related to these proposals may be adopted and take effect, as well as what changes to the proposed rules may be reflected in any final rules after the comment periods, remain unclear. Also, beyond these proposed rules, more stringent and less tailored liquidity, stress-testing, and other standards for Category IV firms, like Ally, may be forthcoming, including those that may reinstate the LCR, require more rigorous liquidity stress testing, and return Ally to supervisory stress testing on an annual cycle.
Insured Depository Institution Status
Ally Bank is an IDI and, as such, is required to file periodic reports with the FDIC about its financial condition. Total assets of Ally Bank were $186.1 billion at December 31, 2023, $181.9 billion at December 31, 2022, and $172.8 billion at December 31, 2021.
Ally Bank’s deposits are insured by the FDIC in the standard insurance amounts per depositor for each account ownership category as prescribed by the FDI Act. Insured depository institutions with two million or more deposit accounts, including Ally Bank, are required by the FDIC to establish and maintain systems and processes designed to facilitate prompt payment of FDIC-insured deposits in the event of a failure. Deposit insurance is funded through assessments on Ally Bank and other insured depository institutions. The FDIC assesses premiums from each institution based on its average consolidated total assets minus its average tangible equity, while utilizing a scorecard method to determine each institution’s risk to the DIF. The FDIC may take action to increase insurance premiums if the DIF is not funded to its regulatory-mandated DRR. Currently, the FDIC is required to maintain a DRR of 1.35% under the FDI Act. In October 2022, the FDIC finalized a rule that increased the initial base deposit insurance assessment rate schedules for all insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate is intended to improve the likelihood that the DRR will reach the required minimum of 1.35% by the statutory deadline of September 30, 2028. On November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDI Act in connection with the receiverships of SVB and Signature. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. Under the rule, the assessment base is the estimated uninsured deposits that an IDI reported in its Consolidated Reports of Condition and Income (“Call Report”) at December 31, 2022, excluding the first $5 billion in estimated uninsured deposits. The special assessments will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period, and impose a final shortfall special assessment on a one-time basis. Ally expects the special assessments to be tax deductible. The total of the assessments for Ally, based on Ally Bank’s uninsured deposits as of December 31, 2022, is estimated at $38 million, and such amount was recorded as an expense in the quarter of adoption (the quarter ending December 31, 2023).
If an insured depository institution, like Ally Bank, were to become insolvent or if other specified events were to occur relating to its financial condition or the propriety of its actions, the FDIC may be appointed as conservator or receiver for the institution. In that capacity, the FDIC would have the power to (1) transfer assets and liabilities of the institution to another person or entity without the approval of the institution’s creditors; (2) require that its claims process be followed and to enforce statutory or other limits on damages claimed by the institution’s creditors; (3) enforce the institution’s contracts or leases according to their terms; (4) repudiate or disaffirm the institution’s contracts or leases; (5) seek to reclaim, recover, or recharacterize transfers of the institution’s assets or to exercise control over assets in which the institution may claim an interest; (6) enforce statutory or other injunctions; and (7) exercise a wide range of other rights, powers, and authorities, including those that could impair the rights and interests of all or some of the institution’s creditors. In addition, the administrative expenses of the conservator or receiver could be afforded priority over all or some of the claims of the institution’s creditors, and under the FDI Act, the claims of depositors (including the FDIC as subrogee of depositors) would enjoy priority over the claims of the institution’s unsecured creditors.
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
Ally Invest Advisors Inc.(Ally Invest Advisors) is registered as an investment adviser with the SEC. As a result, the firm is subject to a host of requirements governing investment advisers and their personnel under the Investment Advisers Act of 1940, as amended, and related rules and regulations, including certain fiduciary and other obligations with respect to its relationships with its investment advisory clients.
Regulators conduct periodic examinations of Ally Invest Securities and Ally Invest Advisors and regularly review reports that the firms are required to submit on an ongoing basis. Violations of relevant regulatory requirements could result in adverse consequences for the firms and their personnel, including censure, penalties and fines, the issuance of cease-and-desist orders, and restriction, suspension or expulsion from the securities or commodity-futures industries.
Other Laws
Ally is subject to numerous federal, state, and local statutes, regulations, and other laws, and the possibility of violating applicable law presents ongoing compliance, operational, reputation, and other risks to Ally. Some of the other more significant laws to which we are subject include:
•Privacy and Data Security — The GLB Act and related regulations impose obligations on financial institutions, within specified parameters and circumstances, to safeguard consumer information maintained by them, to provide notice of their privacy practices to consumers, and to allow consumers to opt out of information sharing with unaffiliated parties. Related regulatory guidance also directs financial institutions to notify consumers in specified cases of unauthorized access to sensitive consumer information. Another U.S. banking agency rule requires a BHC, such as Ally, and a state chartered bank that is a member of the Federal Reserve System, such as Ally Bank, to notify applicable U.S. banking agencies within 36 hours of certain incidents that may have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, its ability to deliver services to a material portion of the financial institution’s customer base, jeopardize the viability of key operations, or impact the stability of the financial sector. The rule also requires bank service providers to notify us of any computer security incident that has caused, or is reasonably likely to cause, a material service disruption for four or more hours. In addition, in July 2023, the SEC adopted rules requiring public companies, such as Ally, to disclose material cybersecurity incidents within four business days and to disclose on an annual basis material information regarding cybersecurity risk management, strategy, and governance. Most states have also enacted laws requiring notice of specified cases of unauthorized access to information. For example, the NYDFS has imposed significant requirements on regulated entities to establish cybersecurity programs and policies, to designate chief information security officers, to comply with notice and reporting obligations, and to take other actions in connection with the security of their information. In addition, comprehensive privacy laws have been enacted in California that require regulated entities to establish measures to identify, manage, secure, track, produce, and delete personal information.
On October 19, 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider would also have to make such data available to third parties, with the consumer's express authorization and through an

Ally Financial Inc. • Form 10-K
interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data that would be required to be made available under the rule would include transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. For banks with at least $50 billion and less than $500 billion in total assets, compliance with the proposed rule's requirements would be required approximately one year after adoption of the final rule.
•Volcker Rule — Section 13 of the BHC Act and its implementing regulations (commonly referred to as the Volcker Rule) prohibit banking entities, subject to limited exceptions, from engaging in proprietary trading and investing in or sponsoring covered funds. The Volcker Rule contains exemptions for market-making, hedging, underwriting, and trading in U.S. government and agency obligations. The Volcker Rule also permits the retention of ownership interests in certain types of funds and the offering and sponsoring of funds under certain conditions. For firms with limited trading assets and liabilities, like Ally, the regulatory agencies have simplified and streamlined compliance requirements under the Volcker Rule. The regulatory agencies also have clarified that banking entities may engage in activities that do not raise concerns that the Volcker Rule was intended to address, including in connection with specified credit funds, venture-capital funds, family-wealth-management vehicles, and customer-facilitation vehicles.
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
FinCEN issued two of three rulemakings required under the AMLA to implement the requirements of the Corporate Transparency Act (CTA). First, the beneficial ownership information (BOI) reporting rule, effective January 1, 2024, establishes the requirements for reporting companies to submit their beneficial ownership and company applicant information to FinCEN. On

Ally Financial Inc. • Form 10-K
December 22, 2023, FinCEN published the second rule, which establishes the standards for financial institutions and government entities to access BOI reported to FinCEN. The third and final CTA rulemaking, once published, will make amendments to the beneficial ownership requirements of FinCEN’s existing Customer Due Diligence (CDD) Rule.
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
In its most recent performance evaluation in 2023, Ally Bank received an “Outstanding” rating. Ally Bank operated under a three-year CRA strategic plan (2020–2022) that had been approved by the FRB and is currently operating under a four-year CRA strategic plan (2023–2026) that also has been approved by the FRB. Failure by Ally Bank to maintain a “Satisfactory” or better rating under the CRA may adversely affect our ability to expand our financial and related activities as an FHC or make acquisitions. Refer to the section above titled Bank Holding Company, Financial Holding Company, and Depository Institution Status for additional information.
On October 24, 2023, the U.S. banking agencies issued a final rule to modernize their regulations related to the CRA. The final rule amends their CRA regulations by introducing new tests to evaluate the CRA performance of banks, which most significantly impacts banks with over $2 billion in assets and imposes additional requirements on banks with over $10 billion in assets. Major changes to the CRA regulations include modifications related to the delineation of assessment areas, the overall evaluation framework including performance standards and metrics, the definition of community development activities, and data collection and reporting. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027. While we are still evaluating the final rule, it could impact Ally including our CRA program, business strategies, allocation of resources, and technology requirements.
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
In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to implement listing standards that require all listed companies to adopt and comply with policies mandating the prompt recovery of erroneously awarded incentive-based compensation received by a current or former executive officer during the three fiscal years preceding a required accounting restatement, including a restatement to correct an error in previously issued financial statements that would result in a material misstatement if the error were corrected or left uncorrected in the current period. The final rule required each listed company, including Ally, to adopt a policy that complies with the NYSE listing standard no later than December 1, 2023. On October 9, 2023, Ally adopted its Requirements for the Recovery of Erroneously Awarded Incentive-Based Compensation under NYSE Listing Standard 303A.14, which is filed with this Form 10-K as Exhibit 97.
•Climate-Related and other ESG Developments — In recent years, federal, state, and international lawmakers and regulators have increased their focus on financial institutions and other companies’ risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance (“ESG”) matters. Throughout 2023, there have been active and significant regulatory developments on these issues in the form of newly proposed, issued or implemented laws, rules, regulations, guidance and frameworks regarding climate change that impose, or will impose if and when effective, new requirements and expectations, including in connection with climate-related governance, risk management, disclosures, stress testing and scenario analysis. For example, in October 2023, the OCC, the FRB, and the FDIC finalized interagency guidance on Principles for Climate-Related Financial Risk Management for Large Financial Institutions (“Principles”), which is applicable to regulated financial institutions with more than $100 billion in total consolidated assets, including Ally. The Principles are intended to support efforts by large financial institutions to focus on key aspects of climate-related financial risk management and cover six areas: (1) governance; (2) policies, procedures, and limits; (3) strategic planning; (4) risk management; (5) data, risk measurement, and reporting; and (6) scenario analysis. In 2022, the SEC issued a proposed rule on the enhancement and standardization of climate-related disclosures

Ally Financial Inc. • Form 10-K
for investors. The proposed rule would require public issuers, including Ally, to significantly expand the scope of climate-related disclosures in their SEC filings. The SEC also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers. In addition, several states in which Ally operates have adopted or proposed statutes, regulations, and policies addressing climate change and other ESG issues, which impose, or will impose if and when effective, new and potentially divergent requirements and expectations with respect to these issues and are expected to result in additional compliance and reporting costs. In addition to legislation, regulation and guidance, regulators have also increasingly focused their enforcement and examination activities on such issues. For example, the SEC has created a Climate and ESG Task Force in the Division of Enforcement, whose purpose includes proactively identifying ESG-related misconduct such as material gaps or misstatements in the disclosure of climate risks. We continue to actively monitor the regulatory landscape surrounding these issues.
Human Capital
Our team members are integral to the success of our business, and central to our strategy is attracting, developing, and retaining talented individuals with the right skills to drive our business forward. We had approximately 11,100 and 11,600 employees as of December 31, 2023, and 2022, respectively, which consisted primarily of full-time employees in the United States. The decrease in employees for the year ended December 31, 2023, was primarily attributable to selective workforce reductions.
Our people-first human capital approach is guided by a philosophy that emphasizes care for our employees through professional and personal support, and offerings that drive them to better care for our customers and positively impact our communities. These components combine to propel better operational and financial results. We emphasize a working environment and company culture that embrace diverse talents, backgrounds, and perspectives and where colleagues feel valued as both individuals and members of the team. We measure human capital success through regular enterprise-wide engagement surveys and external workplace recognition. In 2023, we placed in the Top 10% of global workplaces for employee engagement for the 4th consecutive year, as measured by a third-party provider. We also were named to Fortune’s 100 Best Places to Work.
Culture
We recognize that our long-term success is underpinned by the strength of our purpose-driven culture—a culture that we believe sets us apart from the competition and gives us an advantage as we recruit and retain talented team members. Our people-first approach enables a winning, customer-centric philosophy focused on resiliency, adaptability, and a growth-mindset-oriented drive to “Be (Even) Better.” We strive to uphold our mantra to “Do it Right” through decisions and deeds at all levels of the organization, and we collectively commit to work with integrity and accountability and to uphold our core values in the workplace, the marketplace, and the community. Our culture is driven by our “LEAD” core values, where we emphasize that employees:
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

Ally Financial Inc. • Form 10-K
◦Making an impact and bringing an inspired attitude, competitive spirit, and passion for real results.
◦Being transparent and communicating current and emerging risks.
◦Leading the charge and supporting the successes of others.
Our annual, CEO-sponsored enterprise-wide recognition program, “LEADing the Way,” is designed to recognize employees whose leadership and performance consistently model our core values in one or more of the following areas: innovation, risk culture, corporate citizenship, customer experience, DE&I, process improvement, or other attributes that reflect our overall culture. This award is one of the highest recognitions an employee can receive at Ally. In 2023, 83 team members were recognized with this award. Recipients are nominated based on exceeding their LEAD core value performance objective, which is required for all employees. Additionally, employees can nominate colleagues for the quarterly peer-to-peer “I’m An Ally” award recognition program that provides employees the opportunity to recognize the hard work of individuals across the entire organization. These recognition programs reinforce our continued commitment to our culture.
Engagement
Sustaining high levels of employee engagement is a key measure of our workplace success as we continue to build a company where our employees want to work, have purposeful careers, and feel empowered to make a difference. Throughout the year, a third-party provider administers confidential employee surveys to provide feedback on key strengths and opportunity areas for action-taking to improve our culture.
The following table indicates our company-wide engagement survey results as measured by our third-party provider, based on a 100-point scale, as well as our participation rates for the survey.

	2023	2022
Ally score	84	85
Financial services benchmark	76	76
Ally employee participation % (a)	82	73
(a)The participation rate benchmark from our third-party provider was 75% in both 2023 and 2022.
For 2023 and 2022, our employee engagement scores were within the top 10% of all global companies that participated in the survey and at least eight points higher than the financial services industry benchmark. We believe that high levels of employee engagement reflect a productive and engaged workforce that takes care of our customers and communities, and contributes to our stable employee retention rate, which was approximately 84% and 85% for the years ended December 31, 2023, and December 31, 2022, respectively.
Hiring, Retention, and Learning and Development
We make significant investments in recruitment and employee development to attract and retain top talent, while fostering broader workforce development grounded in career mobility and advancement, and succession planning. Our recruitment process is vast and includes partnerships with universities, nonprofits and professional associations, including virtual and on-campus recruiting events, online platforms, conferences, internship and rotational programs, and referral bonuses to current employees. We offer regular trainings, mentoring, and other programs to invest in the growth and development of our employees. Our employee base receives continuing education courses relevant to our industry through internal learning courses, in addition to on-the-job training related to their function or a regulatory requirement. We offer targeted trainings for management and leadership development. We have organized a mentor-mentee program as an avenue for our employees to share knowledge, experience, and perspective and to foster the personal and professional growth of one another. Certain of our business lines offer rotational and leader development programs with the oversight and guidance of our HR business partners. We also provide financial support for continuing education through a tuition reimbursement program, as well as student loan repayment assistance and contributions to employees’ 529 education savings plans.
Our performance management process is designed to promote a culture of meaningful work, ongoing feedback and coaching, and employee-owned careers. Annually, employees partner with managers to create and align performance measurements considering company-wide objectives. We encourage quarterly performance review discussions between employees and managers and require year-end performance evaluations summarizing the ongoing performance, development, and career interest conversations that occurred throughout the year. Additionally, we provide a multi-rater feedback tool to solicit additional perspectives on employee contributions and a more holistic picture of employee performance and leadership.
We empower our employees and encourage internal mobility, contributing to 16% and 22% of our existing eligible workforce that has been with Ally for at least one year receiving promotions or taking on new roles during the years ended December 31, 2023, and December 31, 2022, respectively. Our internal hiring rate was 40% and 28% in 2023 and 2022, respectively, further advancing employee career development and mobility. Our deliberate focus on mobility supports our ongoing retention efforts for top talent across the organization. The retention rate for employees that we determine to be high performers through year-end evaluation ratings were 96% and 94% for the years ended December 31, 2023, and December 31, 2022. On a routine basis, we perform talent and succession planning to develop and retain our top talent, including critical roles throughout the organization.

Ally Financial Inc. • Form 10-K
Total Rewards, Health, and Wellness
Our compensation program offers market-competitive base pay and pay-for-performance incentives based on achieving individual and company goals. In addition, our total rewards include competitive holiday and flexible paid-time-off, a 401(k) retirement savings plan with matching and company contributions that can total up to 10% of an employee’s eligible compensation per year, as well as other benefits designed to support the personal and professional lives of our employees. Examples of these benefits include paid parental and caregiver leave, adoption and surrogacy assistance, a backup child and adult/elder care program, no-cost access to certified financial planners, and an employee assistance program. We also match employee donations to registered nonprofits subject to an annual cap and provide our employees with eight hours of volunteer-time-off to give back in the communities where we work.
We empower our employees to act as founders with an owner’s mindset across all levels of the organization and all parts of the business which is encouraged through our shared equity program. In August 2021, we announced that all eligible employees may be awarded Ally stock annually through our discretionary #OwnIt Annual Grant Program dependent upon our financial performance and Board approval. In January 2024, for the fifth consecutive year, we awarded all active, regular Ally employees with 100 restricted stock units, up to a maximum grant date value of $5,000, and subject to a 3-year cliff vesting schedule, in recognition of our notable accomplishments and to support a founder’s mentality. This benefit provides shared equity to our employees and to further encourage the mindset of an owner, we also maintain an employee stock purchase plan that provides employees with the opportunity to purchase Ally stock at a discount.
Supporting and valuing all our employees is central to our culture. We offer flexible health insurance options including dental and vision for our employees, as well as a pre-tax health savings account with employer contributions. We expanded eligibility to employees with an annual base salary of less than $70,000 to receive additional employer contributions offsetting the cost of health insurance. Additionally, we provide access to virtual care options for certain healthcare needs and reimburse for certain eligible transportation and lodging expenses when in-network covered care is not available within 100 miles of a member’s home address. We provide life and disability benefits and manage a wellness program encouraging healthy living with financial rewards. In 2023, we further expanded mental health benefits for our employees, their dependents, and immediate household members. This additional benefit will provide up to 16 free counseling sessions for each individual, regardless of their participation in our medical plans, to help address on-going community concerns over affordability and access to mental health care and build resiliency among our employee population. Since its launch, over 2,600 employees have registered with the provider.
Diversity, Equity, and Inclusion
A component of our culture is our commitment to diversity, equity, and inclusion. We believe the best ideas come from a collective mixture of different voices and perspectives. We are an equal opportunity employer, and we strive for an inclusive work environment where all backgrounds, experiences, interests, viewpoints, and skills are respected, appreciated, and encouraged. We are focused on diverse representation and retention in the workforce—including different genders, races, nationalities, sexual orientations, socio-economic status, and other identities—across all levels of the organization. Fostering these diverse perspectives is important and reflects the beliefs and actions that are the backbone of our culture.
We have a deliberate focus on DE&I with an intentional emphasis on inclusion, which expands beyond traditional definitions of diversity. Notably, our company-wide employee engagement survey score for belonging is five points above the financial services industry benchmark and within the top 10% of all global companies, as measured by our third-party provider. The importance of DE&I starts at the top with our CEO and Board, who consistently stress the value in leveraging our differences.
Our DE&I Council provides executive leadership on DE&I and promotes belonging at Ally and in our communities. A subset of our commitment to DE&I is a Financial and Social Inclusion Framework that is built upon four pillars: Employees, Community, Customers, and Suppliers.
•Employees: We aspire to create a diverse workforce that is truly reflective of the communities in which we live and work.
•Community: We continue to create opportunities for economic mobility in the communities where we work and live, especially for our Black, Hispanic, and Latino neighbors, who often face disproportionate challenges.
•Customers: We help enable financial and social inclusion through our culture of customer obsession, by developing education and solutions to support and strengthen economic mobility for all.
•Suppliers: We are intentional about collaborating and working with a diverse group of minority and women-owned business enterprises.
These four pillars are championed by our employees, which empowers us to advance DE&I efforts in meaningful ways beyond Ally. Additionally, these efforts are further supported by our Chief Diversity Officer, and 16 full-time employees designated to advance DE&I within Ally. While our Financial and Social Inclusion Framework is focused on addressing the wealth gap, specifically in Black, Hispanic, and Latino communities, the four pillars are reflective of our DE&I efforts more broadly as further discussed below.
Employees
We take deliberate steps to weave DE&I through all our human capital efforts: from pipelining candidates, onboarding, all the way through the employee lifecycle. With this approach, we have been able to build on our LEAD culture to celebrate the differences that our

Ally Financial Inc. • Form 10-K
employees bring to the workplace. In 2023, we expanded our implementation of unconscious bias mitigation and awareness training to help leaders and team members across the organization understand the impacts of unconscious bias on our decision-making processes. Every employee has a specific culture-related performance objective, which includes a strong focus on DE&I. Additionally, for all executive leaders, annual performance objectives and reviews include a specific focus on representation and diversity trends within the workforce. The importance of DE&I is consistently reinforced by executive leadership through town hall meetings, employee communications, and active participation in and sponsorship of our ERGs. We believe a diverse and inclusive workforce makes us stronger, as well as more agile, innovative, and adaptable. We believe it benefits our various stakeholders culturally, operationally, and financially.
We maintain eight ERGs sponsored by members of Ally’s Executive Council and chaired by leaders from multiple levels of management across Ally. These ERGs consist of: Aliados, Asian/Middle Eastern, Black/African American, Diverse Abilities, Generational, Pride, Veteran, and Women ALLYs. Membership in our ERGs is voluntary and open to all employees, whether they identify with the ERG or view themselves as an ally to the group. As we celebrated the sixth anniversary of ERGs in 2023, employee participation grew to 59% of our workforce belonging to at least one ERG as of December 31, 2023, as compared to more than 50% as of December 31, 2022. Our ERGs may offer employees a sense of belonging, enhanced networking, and opportunities to learn and grow. Through dedicated focus months, each ERG has delivered cultural education and awareness that expands understanding and collaboration throughout the organization. Through volunteerism, fundraising, and supporting nonprofits and community organizations, our ERGs are committed to giving back to the communities where we live and work. Beyond our ERGs, our Technology Organization also launched two diversity-focused groups that explore the obstacles to inclusivity that exist specifically within the technology industry. These two groups were Women in Technology (WiT) and Black, Hispanic and Latino in Technology (BHLiT) and, like our ERGs, are open to all employees. Our objective across all the groups is to foster a workplace environment where all employees have a sense of belonging and know their opinions count.
Our commitment to inclusion emphasizes representation, transparency, accountability, and action for our employees. As of December 31, 2023, our gender representation is approximately 51% men and 49% women. We increased or maintained representation of women and people of color in our manager and above roles, and redesigned programs to create more opportunities for individuals new to their roles in the company.
The following table presents our employee representation of women, and Black or African American, Latino or Hispanic, or Asian individuals as a percentage of all employees.

	2023 (a) (b)				2022 (a) (b)
December 31,	Women	Black or African American	Latino or Hispanic	Asian	Women	Black or African American	Latino or Hispanic	Asian
Associate	73%	48%	13%	3%	73%	50%	11%	3%
Analyst	48	19	9	9	47	19	9	9
Manager/Director	36	8	4	15	35	8	4	15
Executive	28	4	3	4	26	3	3	3
All employees	49	21	8	10	49	22	8	9
(a)Figures in the table are based upon information self-reported by our employees as of December 31, 2023, and 2022.
(b)Includes U.S. and Canadian employees, and classifies our field/sales/customer service employees as either a Manager/Director or Analyst depending on job responsibilities.
We believe equal access to earning potential is essential in attracting, retaining, and inspiring top talent. Our external hiring practices are based on market rates for roles, experience, and performance. To the same end, we do not and have not requested salary history from candidates since 2017, and we regularly benchmark our compensation against other companies, both within and outside our industry. Pay rates for all positions are routinely reviewed, supporting equitable pay across the organization. Our internal minimum hourly wage for our U.S. employees is currently $23. Beginning January 1, 2023, in concurrence with laws in multiple municipalities in which we operate, we began proactively including pay ranges in job postings nationwide.
Since 2022, we have observed Juneteenth as a paid holiday for U.S. employees to commemorate the emancipation of millions of people from slavery and our Canadian employees observed National Day for Truth and Reconciliation as a paid holiday to honor the Native children, survivors, families, and communities affected by residential schools.
Community
Our approach to community is inclusive and integrates our employees across the organization. We help our employees develop their own skills while serving our communities with their time and talent. We offer our employees eight paid hours per year to volunteer in their communities. Employees can donate to eligible nonprofit organizations by credit, debit, or payroll deductions, and Ally provides a dollar-for-dollar match up to $1,000 per eligible employee, per calendar year. In 2023, our employees volunteered over 60,000 hours, a record for us. During 2023, we also matched our employees’ donations of time and dollars resulting in approximately $1.9 million for our communities. Both of these milestones reflect our culture of giving back.
Our philanthropic approach is primarily based on a framework of economic mobility. We support programs that provide opportunities to individuals and families in low- and moderate-income communities with a focus on three areas: affordable housing, financial literacy, and

Ally Financial Inc. • Form 10-K
workforce development. We solely funded the Ally Charitable Foundation, a non-consolidated entity, which has approximately $82 million in assets as of December 31, 2023, to drive positive and lasting impacts in our communities. The Ally Charitable Foundation is governed by six senior Ally employees who meet quarterly to approve certain grants, monitor our investments, and provide strategic guidance. In 2023, the Ally Charitable Foundation approved its first Mission Related Investment of $3 million to preserve existing affordable housing in Charlotte, North Carolina. The investment not only addresses housing insecurity, but integrates financial and digital education, STEM learning, health care and more. The Ally Charitable Foundation also approved its first Program Related Investments totaling $4 million to support small businesses and affordable housing in Charlotte, North Carolina. In Detroit, Michigan, the Ally Charitable Foundation granted $1.5 million to address workforce development and supplier diversity, and in coordination with Local Initiatives Support Corporation of Detroit, funding will be delivered over three years to several nonprofit organizations.
One of our largest and most powerful initiatives is Moguls in the Making, an annual competition that fosters opportunities for students from historically black colleges and universities. The annual program was launched in 2019 in collaboration with the Thurgood Marshall College Fund and the Sean Anderson Foundation. In 2023, we sponsored the fifth Moguls in the Making competition, with 60 students, who brought innovative and impactful solutions to economic mobility challenges. Since the program’s inception, we have offered internships to 45 students, which have often led to permanent job placements within Ally or the broader financial-services industry.
Our financial education approach is focused on providing content and programs to advance economic mobility for individuals and families. We leverage our team members and community partners to teach critical financial skills to assist those that we serve toward their financial goals.
Our work in the communities is woven throughout our culture. We originated, as defined in our CRA strategic plan approved by the FRB, approximately $1.3 billion and $1.1 billion in loans and investments that primarily benefit low- and moderate-income individuals and communities as part of our CRA program during the years ended December 31, 2023, and 2022, respectively. In 2023, we further executed on our ongoing commitment of expanding access to capital for Black, Hispanic, and Latino communities by deploying $71 million in loans and investments specifically to minority- and women-led organizations. These loans and investments are instrumental in providing the financial foundation required to help develop and create more opportunities for the next generation of successful Black, Hispanic, and Latino entrepreneurs, investors, affordable housing developers, and community leaders. We also provided over $1.6 million in grants to 65 non-profit organizations, including $391,000 to 18 organizations that are either minority-led or supported initiatives targeting primarily Black, Hispanic, or Latino individuals. Additionally, Ally Bank received consecutive “Outstanding” CRA ratings in our last three reviews.
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
Suppliers
Our Supplier Diversity program focuses on diversity and inclusion amongst our supplier population. The program includes a proactive business strategy encouraging the use of diverse suppliers defined as those owned by U.S.-based minorities, women, LGBTQ+, veterans and those with disabilities, and small or disadvantaged businesses defined by local, state, or federal classifications. We monitor and report expenditure with diverse suppliers in two tiers: first-tier expenditure is our direct expenditure with diverse suppliers, and second-tier expenditure is indirect expenditure associated with our prime suppliers that are utilizing minority, women, LGBTQ+, veteran, disability-owned, and small or disadvantaged businesses to help support us.
Since the program’s inception, we have created operational processes to include diverse suppliers in our bidding and contracting opportunities. This has resulted in an increase in both first-tier and second-tier diverse supplier expenditures. In 2023, we directed approximately $176 million of first-tier diversity expenditures to certified Minority and Women-Owned Business Enterprises and Small Businesses, surpassing first-tier diverse expenditures in 2022 by $41 million. Approximately 50% of our largest suppliers, in terms of dollars spent, participated in second-tier expenditure reporting during the year ended December 31, 2023. As a result, these suppliers have allowed us to capture our second-tier diverse supplier expenditures, which provides a more holistic view of our economic impact within our communities. In all instances, regardless of diversity status, we seek to award procurement contracts to the suppliers who demonstrate they are the optimum partner for such business opportunities based on a combination of decision factors including but not limited to total cost of ownership, compliance with applicable third-party risk, legal and regulatory requirements, ability to meet or exceed our operational and functional requirements and robustness of service quality commitments.
Our dedicated Supplier Diversity team assists our business lines and procurement teams in identifying a mix of certified diverse suppliers with the proper credentials and capabilities to adhere to our third-party risk, operational, commercial, legal and performance standards. As part of our initial supplier due diligence process, our Supplier Diversity and procurement teams partner to research qualified diverse suppliers capable of meeting our standards in Request for Proposal events. This allows us to integrate consideration of diverse business enterprises in third-party purchasing opportunities. Our comprehensive sourcing network pairs our needs with the business strengths of a diverse mix of large and small suppliers, who then may participate in our bidding and selection processes.

Ally Financial Inc. • Form 10-K
In 2023, we joined the Sustainable Purchasing Leadership Council, a global community of purchasers, suppliers, advocates, and experts dedicated to driving positive impact through the power of procurement. This membership has enabled access to key resources, partnerships and capacity building tools as we take steps to advance a Supply Chain Sustainability Program. We also initiated a relationship with an independent sustainability assessment provider to begin evaluating the sustainability performance of certain third parties within our supply chain.
In February 2023, we hosted more than 50 diverse-owned businesses at our Ally Charlotte Center office for the 3rd annual Supplier Diversity Symposium. The day featured interactive sessions and a fireside chat with our CEO to increase access, create connections, and explore opportunities to expand relationships with diverse suppliers. In addition to our annual Supplier Symposium, we also hosted quarterly diverse supplier spotlight events as part of our ongoing commitment to supplier diversity. These events engaged diverse suppliers through interactive mock sales pitches and provided immediate coaching and feedback. As a result of this access, many of the participating diverse suppliers went on to connect with our supply chain department and business line executives to explore potential opportunities to work with us. Additionally, in July 2023 we celebrated Ally’s Supplier Diversity Month. Established in July 2022, the month-long celebration features events for diverse businesses and highlights the accomplishments of employees, companies and industry professionals who have contributed to advancing inclusion for all suppliers.
Recognition
As a reflection of our collective efforts across each of these pillars to build an inclusive culture, we were recognized by several organizations in 2023. In 2023, Ally was named to Fortune’s 100 Best Places to Work for, and we improved on Forbes America’s Best Large Employers which ranked us 13th out of 500 large employers. Additionally, we were recognized as a Seramount 100 Best Company for our parent-friendly culture, with noted acknowledgment for our mental health support, and were again included in People’s 2023 Companies That Care list. We were named No. 12 on Newsweek’s Most Loved Workplace list and ranked second in financial services.
In 2023, we made the Forbes’ lists as a best place to work for diversity, new grads, women and veterans. We also were named to Diversity Inc.’s Top 50 companies for diversity list for a third consecutive year, and as a best place to work for disability inclusion by the following organizations: American Association of People with Disabilities, and Disability:IN. Finally, Newsweek named us one of America’s Greatest Workplaces 2023 for Diversity.
In 2023, Ally’s Supplier Diversity Program was recognized as a “Top Corporation” by the Greater Women’s Business Council for the second consecutive year and received Disability:IN’s Top Corporation for Disability-Owned Business Award. Our Senior Director for Supplier Diversity & Sustainability was also honored as the 2023 Advocate of the Year by the Greater Women’s Business Council.
Oversight and Governance
Our collective human capital approach is further strengthened through the identification, prioritization, mitigation, and monitoring of human-capital risks in alignment with our enterprise risk management framework, which allows us to maintain a well-controlled operational environment aligned with our risk culture. Enterprise policies, standards and processes are reviewed at least once per year and are subject to routine control assessment and effectiveness testing. Transparency in risk reporting—through issue management, quarterly business reviews, risk committees, and audits—supports appropriate governance and oversight for human capital measures and processes. Our priority is to maintain the safety and soundness of Ally, our culture, and our workforce.
The Compensation, Nominating, and Governance Committee of the Board is responsible for the oversight of our human capital management. This Committee and Ally’s Executive Council biannually review organizational health metrics and progress toward cultural priorities including our DE&I efforts and engagement efforts. Annually, the Board reviews and approves Ally’s Code of Conduct and Ethics, which is the framework for our culture including how employees must conduct themselves. This is required to be attested to by all employees on an annual basis. Additionally, at least quarterly, our Chief Diversity Officer conducts a diversity council session with senior leaders.
The management of our human capital resources is a core responsibility of our leaders across the organization. Leaders recognize the importance of attracting, engaging, and retaining talented employees at all levels. Human capital risk appetite limits, comprising voluntary turnover and succession planning, are tracked and communicated as appropriate. Other human capital risk mitigation activities include:
•Active monitoring of evolving employee legislation, market competition, industry trends and wages, overall benefits structure, engagement surveys, and exit surveys.
•Strategic talent assessment and planning routines focused on promoting internal mobility, diverse representation, and professional growth.
•Succession planning processes to facilitate business continuity.
The HR leadership team reports to Ally’s Chief HR Officer and includes our Chief Diversity Officer, Chief Ethics Officer, and other direct reports that work with our leaders to identify human capital metrics designed to promote and sustain the health of our organization.

Ally Financial Inc. • Form 10-K
Other Developments
In October 2023, our CEO announced his intent to retire in January 2024 after nine years in the role and nearly 15 years of service with Ally. Our Board immediately initiated a search with an executive recruitment firm. In January 2024, we announced an interim CEO, Doug Timmerman, who has been with Ally for over 30 years.
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

Ally Financial Inc. • Form 10-K
Item 1A.    Risk Factors
We face many risks and uncertainties, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in Ally. We describe certain of these risks and uncertainties in this section, although we may be adversely affected by other risks or uncertainties that are not presently known to us, that we have failed to appreciate, or that we currently consider immaterial. These risk factors should be read in conjunction with the Regulation and Supervision section in Part I, Item 1 of this report, the MD&A in Part II, Item 7 of this report, and the Consolidated Financial Statements and notes thereto. This Annual Report on Form 10-K is qualified in its entirety by these risk factors.
Risks Related to Regulation and Supervision
The regulatory and supervisory environment in which we operate could have an adverse effect on our business, financial condition, results of operations, and prospects.
We are subject to extensive regulatory frameworks and to direct supervision and periodic examinations by various governmental agencies and industry SROs that are charged with overseeing the kinds of business activities in which we engage. This regulatory and supervisory oversight is designed to protect public and private interests—such as macroeconomic policy objectives, financial-market stability and liquidity, and the confidence and security of depositors generally—that may not always be aligned with those of our stockholders or non-deposit creditors. At any given time, we are involved in a number of legal and regulatory proceedings and governmental and regulatory examinations, investigations, and other inquiries. Refer to the risk factor below titled We are or may be subject to potential liability in connection with pending or threatened legal proceedings and other matters, which could adversely affect our business or financial results.
While the scope, intensity, and focus of governmental oversight can vary from time to time, we expect a highly demanding environment for the foreseeable future. In recent years, regulatory and other governmental agencies have taken a host of actions that create more challenging and volatile financial and operating conditions for financial-services companies, including through formal rulemakings that change the law or interpretations of the law, supervisory expectations and public statements that are designed to informally compel changes in industry practices, and more aggressive approaches to enforcement that are accompanied by increasingly severe penalties. These actions are comprehensive in their coverage, such as rulemakings on climate-related disclosures, cybersecurity risk governance (including incident disclosure), CRA reform, credit-card fees (such as the CFPB’s proposed rule to cap late fees), and personal-financial-data rights as well as guidance and statements on mergers and acquisitions, regulatory capital, resolution planning, automotive financing and insurance, fees for financial services, and UDAAP. Further, following the failures of three large banks in 2023, banking regulators have proposed changes, or indicated the potential for changes, regarding the regulation and supervision of banking organizations, in particular those, such as Ally, with $100 billion or more in assets. The introduction of new or more stringent regulatory requirements, as well as heightened supervisory expectations, could require Ally to maintain additional capital or liquidity or incur significant expenses. Governmental oversight of this kind may increase our operating costs or reduce our revenues, limit the types of financial services and products we may offer, alter the investments we may make, affect the manner in which we conduct our business and operations, increase our litigation and regulatory costs, and enhance the ability of others to offer more competitive financial services and products. We continue to devote substantial time and resources to risk management, compliance, regulatory-change management, and cybersecurity and other technology initiatives, each of which—whether successful or not—also may adversely affect our ability to operate profitably or to pursue advantageous business opportunities.
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
In connection with their continuous supervision and examinations of us, the FRB, the UDFI, the CFPB, the SEC, FINRA, the NYDFS, or other regulatory agencies may explicitly or implicitly require changes in our business or operations. Such a requirement may be judicially enforceable or impractical for us to contest, and if we are unable to comply with the requirement in a timely and effective manner, we could become subject to formal or informal enforcement and other supervisory actions, including memoranda of understanding, written agreements, cease-and-desist orders, and prompt-corrective-action or safety-and-soundness directives. The financial-services industry continues to face scrutiny from supervisory authorities in the examination process, including through an increasing use of horizontal reviews from a broader industry perspective as well as strict enforcement of laws at federal, state, and local levels—particularly in connection with business and other practices that may harm or appear to harm consumers and compliance with anti-money-laundering, sanctions, and related laws. Because of the regulatory and supervisory framework, financial institutions often are less inclined to litigate with governmental authorities. In general, the amounts paid by financial institutions in settling proceedings or investigations and the severity of other terms of regulatory settlements are likely to remain elevated. In some cases, governmental authorities have required criminal pleas or other extraordinary terms, including admissions of wrongdoing and the imposition of monitors, as part of settlements. Supervisory actions could entail significant restrictions on our existing business, our ability to develop new business or make acquisitions, our flexibility in conducting operations, and our ability to pay dividends or utilize capital. Enforcement and other supervisory actions also can result in the imposition of civil monetary penalties or injunctions, related litigation by private plaintiffs, damage to our reputation, and a loss of customer or investor confidence, and a prior enforcement action may also increase the risk that regulators and governmental authorities pursue formal enforcement actions in connection

Ally Financial Inc. • Form 10-K
with the resolution of an inquiry or investigation, even if unrelated to the prior enforcement action. We could be required as well to dispose of specified assets and liabilities within a prescribed period of time. As a result, any enforcement or other supervisory action could have an adverse effect on our business, financial condition, results of operations, and prospects.
Our regulatory and supervisory environments—whether at federal, state, or local levels—are not static. No assurance can be given that applicable statutes, regulations, and other laws will not be amended or construed differently, that new laws will not be adopted, that any of these laws will not be enforced more aggressively, or that applicable laws, or the interpretation or enforcement thereof, may overlap, diverge or conflict across jurisdictions. Changes in the regulatory and supervisory environments could adversely affect us in substantial and unpredictable ways, including by limiting the types of financial services and products we may offer, enhancing the ability of others to offer more competitive financial services and products, and restricting our ability to make acquisitions or pursue other profitable opportunities. Further, our noncompliance with applicable laws—whether as a result of changes in interpretation or enforcement, system or human errors, or otherwise and, in some cases, regardless of whether noncompliance was inadvertent—could result in the suspension or revocation of licenses or registrations that we need to operate and in the initiation of enforcement and other supervisory actions or private litigation.
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
We are currently subject to enhanced prudential standards that have been established by the FRB. Under the Tailoring Rules, Ally is a Category IV firm and, as such, is generally subject to supervisory stress testing on a two-year cycle and is required to submit an annual capital plan to the FRB.
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
Ally Bank is a key part of our funding strategy, and we place great reliance on deposits at Ally Bank as a source of funding. Competition for deposits and deposit customers, however, is intense. Further, recent increases in short-term interest rates have resulted in, and are expected to continue to result in, more intense competition in deposit pricing and with respect to non-deposit financial products. Ally Bank does not have a branch network but, instead, obtains its deposits through online and other digital channels, from other business lines including customers of Ally Invest, and through deposit brokers. Brokered deposits may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. Our brokered deposits totaled $11.0 billion at December 31, 2023, which represented 7.1% of total deposit liabilities. In addition, our ability to maintain, grow, or favorably price deposits may be constrained by our focus on online and mobile banking, gaps in our product and service offerings, changes in consumer trends, our smaller scale relative to other financial institutions, competition from fintech companies and emerging financial-services providers, any failures or deterioration in our customer service, or any loss of confidence in our brand or our business. Our level and cost of deposits also could be adversely affected by regulatory or supervisory restrictions, including any applicable prior approval requirements or limits on our offered rates or brokered deposit growth, and by changes in monetary or fiscal policies that influence deposit or other interest rates. Perceptions of our existing and future financial strength or the financial strength of the financial-services industry generally, rates or returns offered by other financial institutions or third parties, and other competitive factors beyond our control, including returns on alternative investments, will also impact the size and cost of our deposit base. For example, Ally Bank could be subject to sudden withdrawals of deposits, including as a result of negative media coverage, which may be spread through social media, regarding us or the financial services industry generally. Online and mobile banking have made it easier for customers to withdraw their deposits or transfer funds to other accounts with short notice. This may make retaining deposits during periods of stress more difficult. In addition, depositors of certain types of deposits, such as uninsured or uncollateralized deposits, may be more likely to withdraw their deposits or do so more quickly. Any such withdrawals could result in higher funding costs for us as we lose a lower cost source of funding, and significant unanticipated withdrawals could materially and adversely affect our liquidity, financial condition, and results of operations. Approximately 93% of total deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of December 31, 2023.
Requirements under U.S. Basel III that increased the quality and quantity of regulatory capital and future revisions to the Basel III framework or requirements related to long-term debt may adversely affect our business and financial results.
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
In December 2017, the Basel Committee approved revisions to the global Basel III capital framework (commonly known as the Basel III endgame or as Basel IV), and on July 27, 2023, the FRB and FDIC issued a proposed rule to implement the Basel Committee’s 2017 standards and make other changes to regulatory capital rules for banking organizations with total consolidated assets of $100 billion or more. Further, on August 29, 2023, the FRB and the FDIC issued a proposed rule that would require Category II through Category IV BHCs and IDIs with $100 billion or more in consolidated assets (as well as their IDI affiliates) to maintain minimum amounts of eligible long-term debt (generally, debt that is unsecured, has a maturity greater than one year from issuance and satisfies additional criteria). The long-term debt proposal, if adopted, would require Ally to maintain more long-term debt than it does currently, which would adversely affect interest expense, net interest income, and net interest margin.
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

Ally Financial Inc. • Form 10-K
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
Cybersecurity and data-privacy risks have received heightened legislative and regulatory attention. For example, in 2021 the U.S. banking agencies adopted a final rule requiring us to notify the FRB within 36 hours of any significant computer security incident and have proposed enhanced cyber risk management standards applicable to us and our service providers that would address cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. In addition, rulemakings by the SEC and the CFPB have commenced to further regulate cybersecurity risk governance (including incident disclosure) and personal-financial-data rights, respectively. Several states and their governmental agencies, such as the NYDFS, also have adopted or proposed cybersecurity and data-privacy laws. Privacy laws in the State of California, for example, require regulated entities to establish measures to identify, manage, secure, track, produce, and delete personal information.
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
Governments and policymakers at the federal, state and international levels are increasingly focused on climate change and related environmental, social and governance issues, and the potential for climate-related risks to impact the safety and soundness of large financial institutions. For example, in 2021, President Biden issued an Executive Order on Climate-Related Financial Risks, which in part directed the U.S. Treasury Secretary to work with other members of the Financial Stability Oversight Council to consider a number of actions. More recently, in 2023, the FRB conducted a pilot climate scenario analysis exercise involving six of the nation’s largest banks designed to enhance the ability of supervisors and firms to measure and manage climate-related financial risks. The results of this exercise may result in future changes to the FRB’s supervisory activities and expectations with respect to Ally. Further, several states in which Ally operates, such as California, have enacted or proposed statutes or regulations addressing climate change and other ESG issues. As a result of these and similar future developments at the federal, state and international levels, we may become subject to different and potentially conflicting requirements and expectations in the various jurisdictions in which we operate. Further, it is possible that government responses to actual or perceived changes in climate and related environmental risks, including expectations regarding the purpose of climate scenario analysis, may occur more rapidly than we (or third parties on whom we rely for certain climate- or other sustainability-related information or services) are able to adapt. Our ability to comply with these requirements and expectations, including responses to any inquiry or investigation from a regulatory agency, could have a material adverse effect on our operations, reputation and our financial results.
How governments act to address climate and related environmental risks, as well as associated changes in the behavior and preferences of businesses and consumers, could have an adverse effect on our business and financial results. For example, physical and transition risks associated with climate change could affect households, communities, businesses, and governments, which could impede business activity, affect household incomes, and alter the value of assets and liabilities. These risks may be propagated through the economy and financial

Ally Financial Inc. • Form 10-K
system, and as a result, the financial sector may experience credit and market risks associated with loss of income, defaults and changes in the values of assets, liquidity risks associated with changing demand for liquidity, operational risks associated with disruptions to infrastructure or other channels, or legal risks. For example, we may change or cease some of our business or operational practices or incur additional capital, compliance, and other costs because of climate- or environmental-driven changes in applicable law or supervisory expectations or due to related political, social, market, or similar pressure.
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
Our business and financial results depend significantly on household, business, economic, and market conditions. When those conditions are weak or deteriorating, we could simultaneously experience reduced demand for credit and increased delinquencies or defaults, including in the loans that we have securitized and in which we retain a residual interest. These kinds of conditions also could dampen the demand for products and services in our insurance, banking, brokerage, advisory, and other businesses. Increased delinquencies or defaults could also result from our failing to appropriately underwrite loans and operating leases that we originate or purchase or from our adopting—for strategic, competitive, or other reasons—more liberal underwriting standards. If delinquencies or defaults on our loans and operating leases increase, their value and the income derived from them could be adversely affected, and we could incur increased administrative and other costs in seeking a recovery on claims and any collateral. If unfavorable conditions are negatively affecting used vehicle or other collateral values at the same time, the amount and timing of recoveries could suffer as well. Weak or deteriorating economic conditions also may negatively impact the market value and liquidity of our investment securities, and we may be required to record additional impairment charges that adversely affect earnings if debt securities suffer a decline in value that is considered other-than-temporary. There can be no assurance that our forecasts of economic conditions, our assessments and monitoring of credit risk, and our efforts to mitigate credit risk through risk-based pricing, appropriate underwriting and investment policies, loss-mitigation strategies, and diversification are, or will be, sufficient to prevent an adverse impact to our business and financial results. For example, early loss performance in our consumer automotive lending portfolio is trending higher compared to expectations at the time of origination for loans originated in 2022, and more specifically the second half of 2022. In addition, because of CECL, our financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. A financial or systemic shock and a failure of a significant counterparty or a significant group of counterparties could negatively impact us as well, possibly to a severe degree, due to our role as a financial intermediary and the interconnectedness of the financial system.
We continue to have exposure to nonprime consumer automotive financing and used vehicle financing. We define nonprime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of less than 620. Customers that finance used vehicles tend to have lower FICO® Scores as compared to new vehicle customers, and defaults resulting from vehicle breakdowns are more likely to occur with used vehicles as compared to new vehicles that are financed. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.7 billion, or approximately 10.3% of our total consumer automotive loans at December 31, 2023, as compared to $8.8 billion, or approximately 10.6% of our total consumer automotive loans at December 31, 2022. At December 31, 2023, and 2022, $258 million and $302 million, respectively, of nonprime consumer automotive loans were considered nonperforming as they had been placed on nonaccrual status in accordance with our accounting policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements for additional information. Additionally, the carrying value of our consumer automotive used vehicle loans before allowance for loan losses was $57.6 billion, or approximately 68.3% of our total consumer automotive loans at December 31, 2023, as compared to $55.7 billion, or approximately 67.0% of our total consumer automotive loans at December 31, 2022. If our exposure to nonprime consumer automotive loans or used vehicle financing continue to increase over time, our credit risk will increase to a possibly significant degree.
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
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current and future credit risks using existing quantitative and qualitative information, all of which may change substantially over time. Changes in economic conditions affecting borrowers, revisions to accounting rules and related guidance, new qualitative or quantitative information about existing loans, identification of additional problem loans, changes in the size or composition of our finance receivables and loan portfolio, changes to our models or loss estimation techniques including consideration of forecasted economic assumptions, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. For example, increases in factors such as unemployment, or inflation, or decreases in GDP, real personal income, used vehicle values, or home values, beyond what is reflected in our models, could result in an increased inability for consumers to pay their loans, and may result in an increase in the allowance for loan losses. Additionally, our shift to a full credit spectrum consumer automotive finance portfolio over the past several years has resulted in additional increases in our allowance for loan losses, and could result in additional increases in the future. Any increase in the allowance in future periods may adversely affect our financial condition or results of operations. Refer to the risk factor below, titled Our business and operations make extensive use of models, and we could be adversely affected if our design, implementation, or use of models is flawed, for more information on how risks associated with our use of models could affect our allowance for loan losses.
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
Our share of commercial wholesale financing remains at risk of decreasing in the future as a result of intense competition and other factors. The number of dealers with whom we have wholesale relationships decreased approximately 5% as of December 31, 2023, compared to December 31, 2022. If we are not able to maintain existing relationships with significant automotive dealers or if we are not able to develop new relationships for any reason—including if we are not able to provide services on a timely basis, offer products and services that meet the needs of the dealers, compete successfully with the products and services of our competitors, or effectively counter the influence that captive automotive finance companies have in the marketplace or the exclusivity privileges that some competitors have with automotive manufacturers—our wholesale funding volumes, and the number of dealers with whom we have retail funding relationships, could decline in the future. If this were to occur, our business, results of operations, financial condition, or prospects could be adversely affected.
GM and Stellantis dealers and their retail customers continue to constitute a significant portion of our customer base, which creates concentration risk for us.
While we continue to diversify our automotive finance and insurance businesses and to expand into other financial services, GM and Stellantis dealers and their retail customers still constitute a significant portion of our customer base. In 2023, 28% of our new vehicle dealer inventory financing and 23% of our consumer automotive financing volume were transacted for GM dealers and customers, and 53% of our new vehicle dealer inventory financing and 20% of our consumer automotive financing volume were transacted for Stellantis dealers and customers. In 2022, 31% of our new vehicle dealer inventory financing and 22% of our consumer automotive financing volume were transacted for GM-franchised dealers and customers, and 55% of our new vehicle dealer inventory financing and 22% of our consumer automotive financing volume were transacted for Stellantis dealers and customers. A significant adverse change in GM’s or Stellantis’ business—including, for example, in the production or sale of GM or Stellantis vehicles, the quality or resale value of GM or Stellantis vehicles, GM’s or Stellantis’ relationships with its key suppliers, or the rate or volume of recalls of GM or Stellantis vehicles—could negatively impact our GM and Stellantis dealer and retail customer bases and the value of collateral securing our extensions of credit to them. Any future reductions in GM and Stellantis business that we are not able to offset could adversely affect our business and financial results. Refer to Note 29 to the Consolidated Financial Statements for additional information.
Our business and financial results are dependent upon overall U.S. automotive industry sales volume.
Our automotive finance and insurance businesses can be impacted by the sales volume for new and used vehicles. Vehicle sales are impacted, in turn, by several economic and market conditions, including employment levels, household income and savings, interest rates, credit availability, inventory levels, customer preferences, and fuel costs. For example, new vehicle sales decreased dramatically during the economic crisis that began in 2007–2008 and did not rebound significantly until 2012 and 2013. A meaningful rise in inflation during 2021

Ally Financial Inc. • Form 10-K
and through 2022 prompted the FRB to sharply increase the federal funds rate during 2022 and 2023. The current level and trajectory of borrowing costs has adversely affect demand for new and used vehicles and could continue to do so in the future. Any future declines in new or used vehicle sales could have an adverse effect on our business and financial results.
Vehicle loans and operating leases make up a significant part of our earning assets, and our business and financial results could suffer if used vehicle prices are low or volatile or decrease in the future beyond our expectation.
During the year ended December 31, 2023, approximately 58% of our average earning assets were composed of vehicle loans or operating leases and related residual securitization interests. If we experience higher losses on the sale of repossessed vehicles or lower or more volatile residual values for off-lease vehicles, our business or financial results could be adversely affected.
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
We are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market rates of interest, which in turn are influenced by monetary and fiscal policies, general economic and market conditions (including high or increasing levels of inflation), the political and regulatory environments, business and consumer sentiment, competitive pressures, and expectations about the future (including future changes in interest rates). We may be adversely affected by policies, laws, and events that have the effect of flattening or inverting the yield curve (that is, the difference between long-term and short-term interest rates), depressing the interest rates associated with our earning assets to levels near the rates associated with our interest expense, increasing the volatility of market rates of interest (including the rate of change), or changing the spreads among different interest rate indices. As of December 31, 2023, we view the balance sheet as being modestly asset-sensitive in the near-term to changes in interest rates, as we expect the assumed repricing of our floating-rate assets and pay-fixed swaps to modestly outpace the assumed repricing of our liabilities, primarily retail deposits. Within a 12-month horizon, we expect the balance sheet to revert to liability sensitive.
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
The level of and changes in market rates of interest—and, as a result, these risks and uncertainties—are beyond our control. The dynamics among these risks and uncertainties are also challenging to assess and manage. For example, while an accommodative monetary policy may benefit us to some degree by spurring economic activity among our customers, such a policy may ultimately cause us more harm by inhibiting our ability to grow or sustain net interest income. A rising interest rate environment can pose different challenges, such as potentially slowing the demand for credit, increasing delinquencies and defaults, and reducing the values of our loans and fixed-income securities. Market volatility in interest rates, including the rate of change, can create particularly difficult conditions. Following a prolonged period in which the federal funds rate was stable or decreasing, the FRB increased this benchmark rate on a number of occasions during 2017 and 2018 and began to end its quantitative-easing program and reduce the size of its balance sheet. During 2019, however, the FRB reversed course and reduced the federal funds rate several times and, in March 2020, reduced the target range for the federal funds rate to zero to 0.25 percent. A meaningful rise in inflation during 2021 and through 2022 prompted the FRB to sharply increase the federal funds rate more than expected. The federal funds target range reached 5.25–5.50% in 2023. However, FRB officials have signaled that decreases are likely for

Ally Financial Inc. • Form 10-K
2024 and the markets expect a decrease of more than one percentage point by the end of 2024, based on the implied forward curve. Refer to the section titled Market Risk in the MD&A that follows and Note 21 to the Consolidated Financial Statements.
We rely extensively on third-party service providers in delivering products and services to our customers and otherwise conducting our business and operations, and their failure to perform to our standards or other issues of concern with them could adversely affect our reputation, business, and financial results.
We seek to distinguish ourselves as a customer-centric company that delivers passionate customer service and innovative financial solutions and that is relentlessly focused on “Doing it Right.” Third-party service providers, however, are key to much of our business and operations, including online and mobile banking, mortgage finance, credit cards, brokerage, customer service, and operating systems and infrastructure. While we have implemented a supplier-risk-management program and can exert varying degrees of influence over our service providers, we do not control them, their actions, or their businesses. Our contracts with service providers, moreover, may not require or sufficiently incent them to perform at levels and in ways that we would choose to act on our own. Despite our supplier-risk-management program, service providers have not always met our requirements and expectations, and no assurance can be provided that in the future they will perform to our standards, adequately represent our brand, comply with applicable law, appropriately manage their own risks (including cybersecurity), remain financially or operationally viable, abide by their contractual obligations, or continue to provide us with the services that we require. In such a circumstance, our ability to deliver products and services to customers, to satisfy customer expectations, and to otherwise successfully conduct our business and operations have been and, in the future, could be adversely affected. In addition, we may need to incur substantial expenses to address issues of concern with a service provider, and if the issues cannot be acceptably resolved, we may not be able to timely or effectively replace the service provider due to contractual restrictions, the unavailability of acceptable alternative providers, or other reasons. Further, regardless of how much we can influence our service providers, issues of concern with them could result in supervisory actions and private litigation against us and could harm our reputation, business, and financial results.
We are or may be subject to potential liability in connection with pending or threatened legal proceedings and other matters, which could adversely affect our business or financial results.
As a financial-services company, we are regularly involved in pending or threatened legal proceedings and other matters and are or may be subject to potential liability in connection with them. These legal matters may be formal or informal and include litigation and arbitration with one or more identified claimants, certified or purported class actions with yet-to-be-identified claimants, and regulatory or other governmental information-gathering requests, examinations, investigations, and enforcement proceedings. Our legal matters exist in varying stages of adjudication, arbitration, negotiation, or investigation and span our business lines and operations. Claims may be based in law or equity—such as those arising under contracts or in tort and those involving banking, consumer-protection, securities, tax, employment, and other laws—and some can present novel legal theories and allege substantial or indeterminate damages. In addition, our income tax positions have been and could continue to be challenged by taxing authorities, and any adverse results could materially impact our business, results of operations, and financial condition.
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
Skilled employees are our most important resource, and competition for talented people is intense. Even though compensation and benefits expense is among our highest costs, we may not be able to locate and hire the best people, keep them with us, or properly motivate them to perform at a high level. This risk may be exacerbated due to some of our competitors having significantly greater scale, financial and operational resources, and brand recognition. While we strive to mitigate human-capital risks, our senior executives and other key leaders have deep and broad industry experience and would be difficult to replace without some degree of disruption. For example, in October 2023 our former CEO provided notice of his intent to retire, and the search for a permanent replacement remains ongoing. In addition, our former General Counsel provided his notice of resignation and left the company in December 2023 and our current President of Consumer and Commercial Banking has provided notice of her intent to retire effective July 1, 2024. As a result of these departures, we may face disruption in our business as we seek to identify and transition permanent successors into these roles. In addition, we may experience competition in retaining employees based on remote or other flexible work arrangements, and our ability to attract or retain qualified employees may be adversely affected if our work arrangements are perceived as less favorable than those of our competitors. Continued scrutiny of compensation practices, especially in the financial services industry, has made this competition for talent only more difficult. In addition, many parts of our business are particularly dependent on key personnel, and retaining talented people in certain areas, has been challenging. Further, growth in our businesses, through acquisitions or otherwise, will further increase our need for skilled employees. If we were to lose

Ally Financial Inc. • Form 10-K
and find ourselves unable to replace these personnel or other skilled employees or if the competition for talent were to drive our compensation costs to unsustainable levels, our management of operational and other risks could suffer, and our business and financial results could be negatively impacted.
Our ability to successfully make acquisitions or complete divestitures is subject to significant risks, including the risk that governmental authorities will not provide the requisite approvals, the risk that integrating acquisitions may be more difficult, costly, or time consuming than expected, and the risk that the value of acquisitions may be less than anticipated.
We may from time to time seek to acquire other financial-services companies or businesses or divest an existing business. These acquisitions or divestitures may be subject to regulatory approval, and no assurance can be provided that we will be able to obtain that approval in a timely manner or at all or that approval may not be subject to burdensome conditions. This risk has become more pronounced in recent years as several governmental officials have expressed skepticism about the value of further consolidation in the financial-services industry. Even when we are able to obtain regulatory approval, the failure of other closing conditions to be satisfied or waived could delay the completion of an acquisition or divestiture for a significant period of time or prevent it from occurring altogether. Any failure or delay in closing an acquisition or divestiture could adversely affect our reputation, business, and performance. In addition, divestitures can negatively impact our financial results and we may not be able to complete a divestiture on terms favorable to us.
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
Liquidity is the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable losses. Banks are especially vulnerable to liquidity risk because of their role in the maturity transformation of demand or short-term deposits into longer-term loans or other extensions of credit. We, like other financial services companies, rely to a significant extent on external sources of funding (such as deposits and borrowings) for the liquidity needed to conduct our business and operations. A number of factors beyond our control, however, could have a detrimental impact on the availability or cost of that funding and thus on our liquidity. These include market disruptions, changes in our credit ratings or the sentiment of our investors, the state of the regulatory environment and monetary and fiscal policies, competitive dynamics, reputational damage, the confidence of depositors in us or the financial-services industry generally, financial or systemic shocks, and significant counterparty failures. For example, in August 2023, the U.S. banking agencies issued a proposed rule that would require Category II, III, and IV firms, their large consolidated banks, and other institutions to issue and maintain minimum amounts of long-term debt that is most readily able to absorb losses in a resolution proceeding. Due to the current structure and amount of debt instruments issued by Ally and Ally Bank, this proposal would significantly affect us. Refer to Note 20 to the Consolidated Financial Statements for further discussion. Weak business or operational performance, unexpected declines or limits on dividends or other distributions from our subsidiaries, and other failures to execute our strategic plan also could adversely affect Ally’s liquidity position.
We have significant maturities of unsecured debt each year. While we have reduced our reliance on unsecured funding as our deposits have grown to 88% of our total funding profile as of December 31, 2023, it remains an important component of our capital structure and financing plans. At December 31, 2023, approximately $1.5 billion in principal amount of total outstanding consolidated unsecured debt is scheduled to mature in 2024, and approximately $2.5 billion and $149 million is scheduled to mature in 2025 and 2026, respectively. We also utilize secured funding. At December 31, 2023, approximately $2.9 billion in principal amount of total outstanding consolidated secured long-term debt is scheduled to mature in 2024, approximately $1.9 billion is scheduled to mature in 2025, and approximately $1.7 billion is scheduled to mature in 2026. Furthermore, at December 31, 2023, approximately $43.5 billion in certificates of deposit at Ally Bank are scheduled to mature in 2024, which is not included in the amounts provided above. Additional funding, whether through deposits or borrowings, will be required to fund a substantial portion of the debt maturities over these periods, and we may not be able to obtain such additional funding at interest rates or on other terms as favorable as the interest rates and other terms on the maturing debt.
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
Our policies and controls are designed to enable us to maintain adequate liquidity to conduct our business in the ordinary course even in a stressed environment. There is no guarantee, however, that our liquidity position will never become compromised or that our policies and controls will be effective in managing our liquidity risk. In such an event, we may be required to sell assets at a loss or reduce loan and

Ally Financial Inc. • Form 10-K
operating lease originations in order to continue operations. This could damage the performance and value of our business, prompt regulatory intervention and private litigation, harm our reputation, and cause a loss of customer and investor confidence, and if the condition were to persist for any appreciable period of time, our viability as a going concern could be threatened. Refer to the section titled Liquidity Management, Funding, and Regulatory Capital in the MD&A that follows and Note 20 to the Consolidated Financial Statements.
Our indebtedness and other obligations are significant and could adversely affect our business and financial results.
We have a significant amount of indebtedness apart from deposit liabilities. At December 31, 2023, we had approximately $18.3 billion in principal amount of indebtedness outstanding (including $7.1 billion in secured indebtedness). Interest expense on our indebtedness was equal to approximately 8% of our total financing revenue and other interest income for the year ended December 31, 2023. We also have the ability to create additional indebtedness.
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
Our non-deposit borrowing costs and access to the banking and capital markets could be negatively impacted if our credit ratings are downgraded or otherwise fail to meet investor expectations.
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
In August 2023, citing macroeconomic trends impacting the banking industry, such as increased costs of funding and rapid tightening in monetary policy, Moody’s downgraded the credit ratings of a number of banks. Additionally, Moody’s downgraded the outlook of a number of banks, including Ally, where the outlook was lowered from Stable to Negative. Any future downgrades to our credit ratings or their failure to meet investor expectations may result in higher non-deposit borrowing costs, reduced access to the banking and capital markets, more restrictive terms and conditions being added to any new or replacement financing arrangements.
The markets for automotive financing, insurance, banking (including corporate finance, mortgage finance, and credit-card products), brokerage, and investment-advisory services are extremely competitive, and competitive pressures could adversely affect our business and financial results.
The markets for automotive financing, insurance, banking (including corporate finance, mortgage finance, and credit-card products), brokerage, and investment-advisory services are highly competitive, and we expect competitive pressures only to intensify in the future, especially in light of the regulatory and supervisory environments in which we operate, innovations that alter the barriers to entry, current and evolving economic and market conditions, changing customer preferences and consumer and business sentiment, and monetary and fiscal policies. In addition, the emergence, adoption, and evolution of new technologies that affect intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in robotic process automation or artificial intelligence could significantly affect the competition for financial services. Refer to the section above titled Industry and Competition in Part I, Item 1 of this report. Competitive pressures may drive us to take actions that we might otherwise eschew, such as lowering the interest rates or fees on loans, raising the interest rates on deposits, or adopting more liberal underwriting standards. These pressures also may accelerate actions that we might otherwise elect to defer, such as substantial investment in systems or infrastructure. Whatever the reason, actions that we take in response to competition may adversely affect our results of operations and financial condition. These consequences could be exacerbated if we are not successful in introducing new products and services, achieving market acceptance of our products and services, developing and maintaining a strong customer base, continuing to enhance our reputation, or prudently managing risks and expenses.
Challenging business, economic, or market conditions may adversely affect our business, results of operations, and financial condition.
Our businesses are driven by robust economic and market activity, monetary and fiscal stability, and positive investor, business, and consumer sentiment. A downturn in economic conditions, disruptions in the equity or debt markets, high unemployment or underemployment, depressed vehicle or housing prices, unsustainable debt levels, high inflation, high interest rates, unfavorable changes in interest rates, declines in household incomes or savings, deteriorating consumer or business sentiment, consumer or commercial bankruptcy filings, or declines in the strength of national or local economies could decrease demand for our products and services, increase the amount and rate of delinquencies and losses, raise our operating and other expenses, and negatively impact the returns on and the value of our loans, investment portfolio, and other assets. Further, if a significant and sustained increase in fuel prices or other adverse conditions were to lead to diminished new and used vehicle purchases or prices, our automotive finance and insurance businesses could suffer considerably. In addition, concerns about the pace of economic growth and uncertainty about fiscal and monetary policies can result in significant volatility in the financial markets and could impact our ability to obtain cost-effective funding. If any of these events were to occur or worsen, our business, results of operation, and financial condition could be adversely affected.

Ally Financial Inc. • Form 10-K
Geopolitical conditions, government shutdowns, military conflicts, acts or threats of terrorism, natural disasters, pandemics, and other conditions or events beyond our control could adversely affect us.
Geopolitical conditions, government shutdowns, military conflicts (including Russia’s invasion of Ukraine and the conflicts in the Middle East), acts or threats of terrorism, natural disasters, pandemics (including the COVID-19 pandemic), and other conditions or events beyond our control may adversely affect our business, results of operations, financial condition, or prospects. For example, military conflicts, acts or threats of terrorism, and political, financial, or military actions taken in response could adversely affect general economic, business, or market conditions and, in turn, us, especially as an intermediary within the financial system. In addition, nation states engaged in warfare or other hostile actions may directly or indirectly use cyberattacks against financial systems and financial-services companies like us to exert pressure on one another or other countries with influence or interests at stake. We also could be negatively impacted if our key personnel, a significant number of our employees, or our systems or infrastructure were to become unavailable or damaged due to a pandemic, natural disaster, war, act of terrorism, accident, or similar cause. Furthermore, a shutdown of the United States government could adversely affect the economy and increase the risk of economic instability and market volatility, which could have an adverse impact on our business, financial condition, liquidity, and results of operations. These same risks and uncertainties arise too for the service providers and counterparties on whom we depend as well as their own third-party service providers and counterparties.
For example, the most notable impact of COVID-19 on our results of operations was a significant increase in our provision expense for credit losses during the year ended December 31, 2020. This was primarily driven by incremental reserves associated with a deterioration in macroeconomic conditions, such as unemployment, following the onset of the pandemic. In the case of Russia’s invasion of Ukraine and the current conflicts in the Middle East, security risks as well as increases in fuel and other commodity costs, supply-chain disruptions, and associated inflationary pressures have impacted our business the most. These conditions and events and others like them are highly complex and inherently uncertain, and their effect on our business, results of operations, financial condition, and prospects in the future cannot be reliably predicted.
Our hedging strategies may not be successful in mitigating our interest rate, foreign exchange, and market risks, which could adversely affect our financial results.
We employ various hedging strategies to mitigate the interest rate, foreign exchange, and market risks inherent in many of our assets and liabilities. Our hedging strategies rely considerably on assumptions and projections regarding our assets and liabilities as well as general market factors. If any of these assumptions or projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, foreign exchange rates, and other market factors, we may experience volatility in our earnings that could adversely affect our profitability and financial condition. In addition, we may not be able to find market participants that are willing to act as our hedging counterparties on acceptable terms or at all, which could have an adverse effect on the success of our hedging strategies. Our hedging strategies are not designed to eliminate all interest rate, foreign exchange, and market risks, and we were adversely impacted from rising interest rates in 2022 and 2023. Refer to the risk factors titled The levels of or changes in interest rates could affect our results of operations and financial condition and Significant fluctuations in the valuation of investment securities or market prices could negatively affect our financial results.
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
Market prices for investment securities, nonmarketable equity investments, and other financial assets are subject to considerable fluctuation. Fluctuations may result, for example, from perceived changes in the value of the asset, the relative price of alternative investments, the usual volume of trading in the asset, shifts in investor sentiment, geopolitical events, actual or expected changes in monetary or fiscal policies, and general market conditions, such as inflation. Due to these kinds of fluctuations, the amount that we realize in the subsequent sale of an investment may significantly differ from the last reported value and could negatively affect our financial results. For

Ally Financial Inc. • Form 10-K
example, because nonmarketable equity investments are not readily salable in capital markets, their values are particularly susceptible to extreme volatility. For example, in 2022 we recorded a net loss on nonmarketable equity investments of $132 million primarily related to downward adjustments, driven by an impairment in our investment in the parent of BMC (BMC Holdco). Additionally, negative fluctuations in the value of available-for-sale investment securities could result in unrealized losses recorded in equity. For example, in 2022 we recorded $4.0 billion of net unrealized losses on our available-for-sale securities within accumulated other comprehensive loss. During 2023, we transferred securities from available-for-sale to held-to-maturity, which reduced our exposure to fluctuations in accumulated other comprehensive loss. As of December 31, 2023, the unrealized losses on our available-for-sale and held-to-maturity investment securities within other comprehensive loss was $3.1 billion and $682 million, respectively. Refer to Note 8 to the Consolidated Financial Statements for additional information on the transfer of available-for-sale securities to held-to-maturity. Refer to the risk factor above, titled The levels of or changes in interest rates could affect our results of operations and financial condition for more information on risks associated with increases in interest rates.
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
The financial system is highly interrelated, including as a result of lending, trading, clearing, counterparty, and other relationships. We have exposure to and routinely execute transactions with a wide variety of financial institutions, including brokers, dealers, commercial banks, and investment banks. The financial system includes other substantial participants as well, including exchanges, central counterparties, government-sponsored enterprises, insurance companies, private-equity funds, hedge funds, family offices, mutual funds, and money-market funds. If any of these institutions or participants were to become or perceived to be unstable, were to fail in meeting its obligations in full and on time, or were to enter bankruptcy, conservatorship, or receivership, the consequences could ripple throughout the financial system and may adversely affect our business, results of operations, financial condition, or prospects. For example, on November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDI Act in connection with the receiverships of SVB and Signature. Because of interrelationships within the financial system, this could occur even if the institution or participant itself were not systemically important or perceived to play a meaningful role in the stable functioning of the financial markets.
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
Governments, investors, customers, and the general public are increasingly focused on ESG practices, oversight, and disclosures. For us and others in the financial-services industry, this focus extends to the practices and disclosures of the customers, counterparties, and service providers with whom we choose to do business. For example, while we have a smaller carbon footprint as a digital financial services company, the majority of our business and operations are connected to the automotive industry. Views about ESG are diverse, dynamic, and rapidly changing, with a number of competing constituencies. If our ESG practices, oversight, and disclosures were perceived to be inadequate or inappropriate by governmental officials, supervisory authorities, investors, customers, or other constituencies with the ability to affect our business and financial results, we could suffer reputational damage, a loss of customer and investor confidence, and adverse effects on our results of operations and prospects.

Ally Financial Inc. • Form 10-K
Climate change could adversely affect our business, operations, and reputation.
Climate change and the management of climate and related environmental risks is inherently complex. The dynamic nature of climate-related and environmental issues, as well as related science, standards, technology and methodologies, create challenges in evaluating and measuring potential impacts of climate-related physical and transition risks, particularly those that occur over long time horizons. Climate change and the transition to a less carbon-dependent economy may adversely affect our business, results of operations, financial condition, or prospects due to our concentration in automotive finance and insurance or for entirely different reasons that we cannot yet foresee. For example, we could experience a decline in the demand for and value of used gasoline-powered vehicles that secure our loans to dealers, retailers, and consumers or that we remarket. These physical and transition risks also may have a negative impact on the business, operations, or financial condition of customers, counterparties, and service providers on whom we rely. In addition, climate change may impact the broader economy, including through changes to the production, allocation, and use of energy and disruptions to supply chains. If our strategic or tactical responses to these physical and transition risks are or are perceived to be ineffective or insufficient, we could be subject to enforcement and other supervisory actions, reputational damage, a loss of customer or investor confidence, difficulty retaining or attracting talented employees, or other harm. Refer to the risk factor above, titled Our business and financial results may be negatively affected by governmental responses to climate change and related environmental issues for more information on risks associated with governmental responses to climate change. If our actual or perceived action or inaction in response to these physical and transition risks are, or are perceived to be, ineffective or insufficient, or if we participate in, or decide not to participate in, certain industries or activities perceived to be associated with causing or exacerbating climate change, we could be subject to enforcement and other supervisory or government actions, reputational damage, a loss of customer or investor confidence, difficulty retaining or attracting talented employees, or other harm.
Risks Related to Our Operations
We face a wide array of security risks that could result in business, reputational, financial, regulatory, and other harm to us.
Our operating systems and infrastructure, as well as those of our service providers or others on whom we rely, are subject to security risks that are rapidly evolving and increasing in scope, complexity, and frequency. This is due, in part, to the introduction of new technologies, the continued expansion of the use of internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of hostile state-sponsored actors, organized crime, perpetrators of fraud, hackers, terrorists, and others. We, along with other financial institutions, our service providers, and others on whom we rely, have been and are expected to continue to be the target of cyberattacks, which could include computer viruses, malware, malicious or destructive code, social engineering (including phishing or spear phishing attacks), denial-of-service or denial-of-information attacks, ransomware, identity theft, access violations by employees or vendors, attacks on the personal email of employees, and ransom demands accompanied by threats to expose security vulnerabilities. Risks relating to cyberattacks on our service providers and other third parties, including supply-chain attacks affecting our software and information-technology providers, have been rising as such attacks become increasingly frequent and severe. The development of new technologies, as well as the utilization of decentralized technology infrastructures (such as our increased utilization of cloud computing) and software-defined networks, could expose us to additional cybersecurity risks. Further, the use of artificial intelligence by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our service providers and others on whom we rely. We, our service providers, and others on whom we rely are also exposed to more traditional security threats to physical facilities and personnel.
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
As a digital financial-services company and a direct bank with no branch network, we significantly depend on technology to deliver our products and services and to otherwise conduct our business and operations. To remain technologically competitive and operationally efficient, we invest in system upgrades, new solutions, cloud-based services, and other technology initiatives. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems, and require substantial financial, human, and other resources, and our utilization of artificial intelligence technologies could result in content or analyses that are inaccurate or deficient. Although we take steps to mitigate the risks and uncertainties associated with these initiatives, they are not always implemented on time, within budget, or without negative financial, operational, or customer impact and do not always perform as we or our customers expect, and no assurance can be provided that initiatives in the future will be or will do so. We also may not succeed in anticipating or keeping pace with future technology needs, the technology demands of customers, or the competitive landscape for technology. If we were to misstep in any of these areas, our business, financial results, or reputation could be negatively impacted. Our use of systems and other technologies also depends on rights or interests in the underlying intellectual property, which we or our service providers may own or license. If we or a service provider were alleged or found to be infringing on the intellectual-property rights of another person or entity, we could be liable for significant damages for past infringement, substantial fees for continued use, and deprivation of access for limited or extended periods of time without the practical availability of an alternative.
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
Any future dividends on our common stock or establishment of a stock-repurchase program will be determined by our Board in its sole discretion and will depend on our business, financial condition, earnings, capital, liquidity, and other factors at the time. In addition, any plans to continue dividends or establish a stock-repurchase program in the future will be subject to our stress capital buffer requirement and the FRB’s review of our annual capital plan, which are unpredictable. There is no assurance that our Board will approve, or the FRB will permit, future dividends or share repurchases.
It is possible that any indentures or other financing arrangements that we execute in the future could limit our ability to pay dividends on our capital stock, including our common stock. In the event that any of our indentures or other financing arrangements in the future restrict that ability, we may be unable to pay dividends unless and until we can refinance the amounts outstanding under those arrangements. In addition, under Delaware law, our Board may declare dividends on our capital stock only to the extent of our statutory surplus (which is defined as the amount equal to total assets minus total liabilities, in each case at fair market value, minus statutory capital) or, if no surplus exists, out of our net profits for the then-current or immediately preceding fiscal year. Further, even if we are permitted under our contractual obligations and Delaware law to pay dividends on our common stock, we may not have sufficient cash or regulatory approvals to do so. For example, if any share of Series B Preferred Stock or Series C Preferred Stock remains outstanding, unless the dividends for the most recently completed dividend period have been paid in full, or set aside for payment, we will be prohibited, subject to certain specified exceptions, from paying any dividends on or repurchasing our common stock.
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
Banking and antitrust laws, including associated regulatory-approval requirements, also impose significant restrictions on the acquisition of direct or indirect control over any BHC, like Ally, or any insured depository institution, like Ally Bank. Any provision of our organizational documents or applicable law that deters, hinders, or prevents a non-negotiated takeover or change in control of Ally could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Ally Financial Inc. • Form 10-K
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Refer to the section titled Information Technology/Cybersecurity Risk in the MD&A for a discussion related to cybersecurity.
Item 2.    Properties
Our principal corporate offices are located in Detroit, Michigan, and Charlotte, North Carolina. In Detroit, we lease approximately 403,000 square feet of office space under a lease that expires in December 2028. In Charlotte, we occupy approximately 662,000 square feet of office space in a corporate facility that we own.
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

Part II
Ally Financial Inc. • Form 10-K

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the symbol “ALLY.” At December 31, 2023, we had 302,459,258 shares of common stock outstanding, compared to 299,324,357 shares at December 31, 2022. As of February 15, 2024, we had approximately 36 holders of record of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12.
Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the S&P 500 index and the S&P Financials index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2018, and its relative performance is tracked through December 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.
This performance graph is not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, or incorporated by reference into any filing of Ally under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Comparison of Cumulative Total Return

Index value
250
240
230
220
210
200
190
180
170
160
150
140
130
120
110
100
90
80
70
60
50
40
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period ending
Ally Financial Inc.
S&P Financials Index
S&P 500 Index

Recent Sales of Unregistered Securities
Ally did not have any sales of unregistered securities in the last three fiscal years.

Ally Financial Inc. • Form 10-K
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended December 31, 2023.

Three months ended December 31, 2023	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (in dollars)
October 2023	—	$—
November 2023	5	27.69
December 2023	140	31.22
Total	145	31.09
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
•any instability or breakdown in the financial system, including as a result of the failure of a financial institution or other participants in it (such as the banking failures during 2023);
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
•our ability to optimize our automotive finance and insurance businesses and to continue diversifying into and growing other consumer and commercial business lines, including mortgage lending, credit cards, corporate finance, brokerage, and personal advice;
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
•our ability to cost-effectively fund our business and operations, including through deposits (which could be subject to sudden withdrawals) and the capital markets;
•changes in any credit rating assigned to Ally, including Ally Bank, or the ratings for our insurance business;
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
•our ability to keep pace with changes in technology, such as artificial intelligence, that affect us or our customers, counterparties, service providers, or competitors or to maintain rights or interests in associated intellectual property;
•our ability to successfully make acquisitions or divestitures or to integrate acquired businesses;
•the adequacy of our succession planning for key executives or other personnel and our ability to attract or retain qualified employees;
•natural or man-made disasters, calamities, or conflicts, including terrorist events, cyber-warfare, and pandemics;
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
loan and operating-lease activities and all commercial retail installment sales contracts. The term “commercial” means all commercial products associated with our loan activities, other than commercial retail installment sales contracts. The term “partnerships” means business arrangements rather than partnerships as defined by law.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a financial-services company with the nation’s largest all-digital bank and an industry-leading automotive financing and insurance business, driven by a mission to “Do It Right” and be a relentless ally for customers and communities. The Company serves customers through a full range of online banking services (including deposits, mortgage lending, point-of-sale personal lending and credit-card products) and securities brokerage and investment advisory services. The Company also includes a corporate finance business that offers capital for equity sponsors and middle-market companies. On December 31, 2023, we committed to sell our point-of-sale financing business, Ally Lending. Refer to Note 2 to the Consolidated Financial Statements for further information. Ally is a Delaware corporation and is registered as a BHC under the BHC Act, and an FHC under the GLB Act.
Our Business
Dealer Financial Services
Dealer Financial Services is composed of our Automotive Finance and Insurance segments. Our primary customers are automotive dealers, which includes OEM-franchised dealers, non-OEM-franchised dealers with a national presence, and automotive retailers, such as Carvana, CarMax, and EchoPark. A dealer may sell or lease a vehicle for cash but, more typically, enters into a retail installment sales contract or operating lease with the customer and then sells the retail installment sales contract or the operating lease and the leased vehicle, as applicable, to Ally or another automotive-finance provider. The purchase by Ally or another provider is commonly described as indirect automotive lending to the customer.
Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. We have deep dealer relationships that have been built throughout our over 100-year history, and we are leveraging competitive strengths to expand our dealer footprint. Our business model encourages dealers to use our broad range of products through incentive programs like our Ally Dealer Rewards program. Our automotive finance services include purchasing retail installment sales contracts and operating leases from dealers and automotive retailers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. We also offer retail VSCs and commercial insurance primarily covering dealers’ vehicle inventories. We are a leading provider of VSCs, GAP, and VMCs. Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles, make us a premier automotive finance and insurance company ready to support and strengthen our approximately 22,000 active dealer relationships. A dealer is considered to have an active relationship with us if we provided automotive financing, remarketing, or insurance services during the three months ended December 31, 2023.
Automotive Finance
Our Automotive Finance operations provide U.S.-based automotive financing services to consumers, automotive dealers and retailers, other businesses, and municipalities. Our business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles make us a premier automotive finance company. At December 31, 2023, our Automotive Finance operations had $115.4 billion of assets and generated $5.7 billion of total net revenue in 2023. For consumers, we provide financing for new and used vehicles. In addition, our CSG provides automotive financing for small businesses and municipalities. At December 31, 2023, our CSG had $10.2 billion of loans outstanding. Through our commercial automotive financing operations, we fund purchases of new and used vehicles through wholesale floorplan financing. We manage commercial account servicing on approximately 2,700 dealers that utilize our floorplan inventory lending or other commercial loans. We serviced $86.0 billion consumer loan and operating leases at December 31, 2023, and our commercial automotive loan portfolio was approximately $23.3 billion at December 31, 2023. The extensive infrastructure, technology, and analytics of our servicing operations, as well as the experience of our servicing personnel, enhance our ability to manage our loan losses and enable us to deliver a favorable customer experience to both our dealers and retail customers. During 2023, we continued to reposition our origination profile to focus on capital optimization and risk-adjusted returns. In 2023, total consumer automotive originations were $40.0 billion, a decrease of $6.4 billion compared to 2022. The shorter-term duration consumer automotive loan and variable-rate commercial loan portfolios offer attractive asset classes where we continue to optimize risk-adjusted returns through origination mix management and pricing and underwriting discipline.
Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers and automotive retailers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automotive manufacturers and suppliers. We continue to identify and cultivate relationships with automotive retailers, including those with leading e-commerce platforms. We also operate an online direct-lending platform for consumers seeking direct financing. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Furthermore, our strong and expansive dealer relationships, comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. We have provided and continue to provide automobile financing for battery-electric and plug-in hybrid vehicles, including brands such as Jeep, Tesla, Ford, and BMW. This positions us to remain a leader in automotive financing as we believe the majority of these vehicles will be sold through dealerships and automotive retailers with whom we have an established relationship. Additionally, we continue to partner and build relationships with automotive manufacturers who use a direct-to-consumer model. During the year ended December 31, 2023, $935 million of our consumer automotive retail loan originations and purchases, and $712 million of our operating lease originations and purchases, were for

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
battery-electric and plug-in hybrid vehicles. As of December 31, 2023, $1.3 billion of our consumer automotive finance receivables and loans had battery-electric or plug-in hybrid vehicles as the underlying collateral, and $969 million of our investment in operating leases were battery-electric or plug-in hybrid vehicles.
We have focused on developing dealer relationships beyond those relationships that primarily were developed through our previous role as a captive finance company for GM and Stellantis. We have established relationships with thousands of automotive dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. Outside of GM and Stellantis, our other OEM-franchised dealers include brands such as Ford, Toyota, Hyundai, Kia, Nissan, Honda, and others, while our non-OEM-franchised dealers and automotive retailers include used-vehicle-only retailers with a national presence, as well as online-only automotive retailers, such as Carvana, CarMax, and EchoPark.
Over the past several years, we have continued to focus on the consumer used-vehicle segment, primarily through franchised dealers and automotive retailers. This has resulted in used-vehicle financing volume growth, and has positioned us as an industry leader in used-vehicle financing. The highly fragmented used-vehicle financing market, with a total financing opportunity represented by approximately 289 million vehicles in operation, provides an attractive opportunity that we believe will further expand and support our dealer relationships and increase our risk-adjusted return on retail loan originations. As of December 31, 2023, approximately 71% of our dealer relationships were with franchised dealers.
During 2023, we continued our focus on meeting the needs of both dealers and consumer customers through expansion of our pass through programs. The pass through program creates financing opportunities for customers in the retail automotive channel, whereby we are able to acquire retail installment sales contracts through an originate-to-sell platform and execute whole-loan sales with third-party investors. At December 31, 2023, and December 31, 2022, the consumer automotive whole-loan serviced portfolio related to our pass through program was $956 million and $227 million, respectively.
For consumers, we provide automotive loan financing and leasing for approximately 4.1 million new and used vehicle contracts. Retail financing for the purchase of vehicles by individual consumers generally takes the form of installment sales financing. We originated a total of approximately 1.2 million and 1.3 million automotive loans and operating leases during the years ended December 31, 2023, and 2022, respectively, totaling $40.0 billion and $46.4 billion.
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
Our commercial automotive financing operations primarily fund inventory purchases of new and used vehicles by dealers, commonly referred to as wholesale floorplan financing. This represents the largest portion of our commercial automotive financing business. Wholesale floorplan loans are secured by vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral or other credit enhancements (for example, personal guarantees from dealership owners) are typically obtained to further mitigate credit risk. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles, subject to payment curtailment schedules. Interest on wholesale automotive financing is generally payable monthly and is indexed to a floating-rate benchmark. The rate for a particular dealer is based on, among other considerations, competitive factors and the dealer’s creditworthiness. During 2023, we financed an average of $14.2 billion of dealer vehicle inventory through wholesale floorplan financings. Other commercial automotive lending products, which averaged $6.0 billion during 2023, consist of automotive dealer revolving lines of credit, term loans, including those to finance dealership land and buildings, and dealer fleet financing. We also provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. In 2023, Ally and other parties, including dealers, fleet rental companies, and financial institutions, utilized SmartAuction to sell approximately 505,000 vehicles to dealers and other commercial customers. SmartAuction served as the remarketing channel for 18% of our off-lease vehicles.
Insurance
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. We serve approximately 2.5 million consumers nationwide across F&I

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
and P&C products. In addition, we offer F&I products in Canada, where we serve more than 400 thousand consumers and are the preferred VSC and other protection plan provider for GM Canada and VSC provider for Subaru Canada. Additionally, during the third quarter of 2022, we entered into a long-term commitment to continue as the preferred VSC and other protection plan provider for GM Canada. Our Insurance operations had $9.1 billion of assets at December 31, 2023, and generated $1.5 billion of total net revenue during 2023. As part of our focus on offering dealers a broad range of consumer F&I products, we offer VSCs, VMCs, and GAP products. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models. We also underwrite ClearGuard on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction. Additionally, we underwrite selected commercial insurance coverages, which primarily insure dealers’ wholesale vehicle inventory, and offer additional products to protect a dealer’s business, including property and liability coverage that is underwritten by a third-party carrier with a portion of the insurance risk assumed through a quota share agreement. On a smaller scale, we also periodically assume other insurance risks through quota share arrangements and perform services as an underwriting carrier for an insurance program managed by a third-party where we cede the majority of such business to external reinsurance markets.
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
Our F&I products are primarily distributed indirectly through the automotive dealer network. We have established approximately 1,700 F&I dealer relationships nationwide and 600 dealer relationships in Canada, with a focus on growing dealer relationships in the future. Our VSCs for retail customers offer owners and lessees mechanical repair protection and roadside assistance for new and used vehicles beyond the manufacturer’s new vehicle warranty. We also offer GAP products, which cover certain amounts owed by a customer beyond their covered vehicle’s value in the event the vehicle is damaged or stolen and declared a total loss. We continue to evolve our product suite and digital capabilities to position our business for future opportunities through growing third-party relationships and sales through our online direct-lending platform.
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
Mortgage Finance
Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes our direct-to-consumer Ally Home mortgage offering, and bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties. Our Mortgage Finance operations had $18.5 billion of assets at December 31, 2023, and generated $227 million of total net revenue in 2023.
Through our direct-to-consumer channel, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third-party. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo and LMI mortgages are originated as held-for-investment and subserviced by a third party. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April 2019, we announced a strategic partnership with BMC, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, BMC conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. This partnership with BMC limits operational volatility as the mortgage industry continues to evolve in the current interest rate environment. During the year ended December 31, 2023, we originated $1.0 billion of mortgage loans through our direct-to-consumer channel. During 2018, we made a strategic equity investment in the parent of BMC (BMC Holdco) that was subsequently increased in 2019 and 2020. This investment was transferred from nonmarketable equity investments to equity securities on the Consolidated Balance Sheet during 2023, as our investment converted into publicly traded common stock in BHF. The carrying value of this investment was $16 million as of December 31, 2023, and is included in Corporate and Other. Refer to the Market Risk section of this MD&A and Note 13 to the Consolidated Financial Statements for more information.
Through the bulk loan channel, we purchase loans from several qualified sellers, including direct originators and large aggregators who have the financial capacity to support strong representations and warranties, and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the year ended December 31, 2023, we purchased $21 million of mortgage loans that were originated by third parties, primarily to fulfill our CRA objectives. Our mortgage loan purchases are held-for-investment.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The combination of our direct-to-consumer strategy and bulk portfolio purchase program provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.
Corporate Finance
Our Corporate Finance operations primarily offer senior-secured loans to private equity sponsor-owned U.S.-based middle-market companies and to facilities managed by well-established asset managers that mostly provide leveraged loans. The portfolio is composed of floating-rate leveraged asset-based and cash flow/enterprise value loans. Our Corporate Finance operations had $11.2 billion of assets at December 31, 2023, and generated $501 million of total net revenue during 2023, and continues to offer attractive returns and diversification benefits to our broader lending portfolio. We believe our growing deposit-based funding model coupled with our expanded product offerings and deep industry relationships provide an advantage over our competition, which includes other banks as well as publicly and privately held finance companies. We have continued to prudently grow our lending portfolio with a focus on a disciplined and selective approach to credit quality, including a greater focus on asset-based loans. As of December 31, 2023, 65% of our loans and 62% of our lending commitments were asset based, with 99.9% in a first-lien position. We seek markets and opportunities where our clients require customized, highly structured, and time-sensitive financing solutions.
Our Sponsor Finance business focuses on companies owned by private-equity sponsors with loans typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, turnarounds, and debtor-in-possession financings. Additionally, our Lender Finance business provides asset managers with facilities to partially fund their direct-lending activities. We also provide a commercial real estate product, currently focused on lending to skilled nursing facilities, senior housing, and medical office buildings. Sponsor Finance loan facilities typically include both a revolver and term loan component. Our target commitment hold level for these individual exposures ranges from $15 million to $150 million, depending on product type. Additionally, hold sizes in our Lender Finance business range from $50 million to $750 million. We also selectively arrange larger transactions that we may retain on-balance sheet or syndicate to other lenders. By syndicating loans to other lenders, we are able to provide financing commitments in excess of our target hold levels to our customers and generate loan syndication fee income while reducing our risk exposure to individual borrowers. All our loans are floating-rate facilities with maturities typically ranging from two to seven years. In certain instances, we may be offered the opportunity to make small equity investments in our borrowers, which provides an additional revenue opportunity for our business. The portfolio is well diversified across multiple industries including financials, services, manufacturing distribution, and other specialty sectors. These specialty sectors include technology/venture finance, and defense and aerospace. Other smaller complementary product offerings that help strengthen our reputation as a full-spectrum provider of financing solutions for borrowers include issuing letters of credit through Ally Bank and selectively offering second-out loans on certain transactions. For additional information regarding industry concentration of our Corporate Finance operations, refer to the Corporate Finance section of this MD&A.
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
Ally Invest
Corporate and Other includes the results of Ally Invest, our digital brokerage and advisory offering, which enables us to complement our competitive deposit products with low-cost investing. The digital advisory business aligns with our strategy to create a premier digital financial services company and provides additional sources of fee income through asset management and certain other fees, with minimal balance sheet utilization. This business also provides an additional source of low-cost deposits through arrangements with Ally Invest’s clearing broker.
Ally Invest offers a broad array of products through a fully integrated digital consumer platform centered around self-directed products and advisory services. Ally Invest’s suite of commission-free and low-cost investing options serve both active and passive investors with diverse and evolving financial objectives through a transparent online process. Our digital platform and broad product offerings are enhanced by outstanding client-focused and user-friendly customer service that is generally accessible twenty-four hours a day, seven days a week, via the phone, web or email—consistent with the Ally brand.
Ally Invest provides clients with self-directed trading services for a variety of securities including stocks, options, ETFs, mutual funds, and fixed-income products through Ally Invest Securities. Ally Invest Securities also offers margin lending, which allows customers to borrow money by using securities and cash currently held in their accounts as collateral.
Ally Invest also provides advisory services to clients through web-based solutions, informational resources, and virtual interaction through Ally Invest Advisors, an SEC-registered investment advisor. Ally Invest Advisors provides clients the opportunity to obtain

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
professional portfolio management services in return for a fee based upon the client’s assets under management. In addition to customized advice from personal advisors, we offer cash enhanced portfolios that incur no management fee, and a number of core robo portfolios, which hold ETFs diversified across asset class, industry sector, and geography and which are customized for clients based on risk tolerance, investment time horizon, and wealth ratio.
Ally Lending
Ally Lending is also included within Corporate and Other and primarily serves home improvement and medical service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. The home improvement vertical had originations of $1.1 billion during the year ended December 31, 2023, which represented approximately 71% of originations. On December 31, 2023, we committed to sell our point-of-sale financing business, Ally Lending. Refer to Note 2 to the Consolidated Financial Statements for further information.
Ally Credit Card
Financial information related to our credit card business, Ally Credit Card, is included within Corporate and Other. Ally Credit Card is our scalable, digital-first credit card platform that features leading-edge technology, and a proprietary, analytics-based underwriting model. We believe Ally Credit Card enhances our ability to grow and deepen both new and existing customer relationships. As of December 31, 2023, our credit card business had $2.0 billion of finance receivables and loans and approximately 1.2 million customers.
Corporate Treasury and ALM Activities
The net financing revenue and other interest income of our Automotive Finance, Mortgage Finance, and Corporate Finance operations include the results of an FTP process that insulates these operations from interest rate volatility by matching assets and liabilities with similar interest rate sensitivity. The FTP process assigns charge rates to the assets and credit rates to the liabilities within our Automotive Finance, Mortgage Finance, and Corporate Finance operations, based on anticipated maturity and a benchmark rate curve plus an assumed credit spread. The assumed credit spread is calculated based on a composite investment grade unsecured bond yield curve or based on advance rates published by the FHLB for any asset that is eligible to be pledged as collateral to the FHLB. While the baseline FTP components at Ally assume 100% debt funding, the framework also incorporates a credit on the allocated capital for each business line. For business lines not subject to an FTP funding allocation, the FTP methodology applies a capital charge to the amount of excess liquidity that the business line holds, relative to its regulatory capital. In addition, capital is managed with the goal of enhancing risk-adjusted returns on shareholders’ equity, while maintaining a strong capital position that is consistent with our risk profile. We allocate capital to business growth opportunities, within an established risk appetite, to support our customers and communities. We seek to pay a competitive dividend and may also distribute excess capital to shareholders through common share repurchases.
Deposits
We are focused on growing and retaining a stable deposit base and deepening relationships with our 3.0 million primary deposit customers by leveraging our compelling brand and strong value proposition. Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We have grown our deposits with a strong brand that is based on a promise of being straightforward with our customers, and offering high-quality customer service and competitive interest rates. Ally Bank is the largest online only bank as measured by retail deposit balances. Our strong customer acquisition and retention rates reflect the strength of our brand and, together with our overall value proposition, continue to drive growth in retail deposits. At December 31, 2023, Ally Bank had $154.7 billion of total deposits—including $142.3 billion of retail deposits, which grew $4.6 billion, or 3%, during 2023. Over the past several years, the continued growth of our retail-deposit base has contributed to a more favorable mix of lower cost funding and we continue to focus on efficient deposit growth by continuing to expand the deposit value proposition beyond competitive deposit rates. Our segment results include cost of funds associated with these deposit-product offerings.
Our deposit products and services are designed to develop long-term customer relationships and capitalize on the shift in consumer preference for direct banking. Our deposits franchise is key to growing and building momentum across our suite of digital offerings at Ally Home, Ally Invest, and Ally Credit Card, consistent with our strategic objective to grow multi-product customers. These products and services appeal to a broad group of customers, many of whom appreciate a streamlined digital experience coupled with our strong value proposition. Ally Bank offers a full spectrum of retail deposit products, including savings accounts, money-market demand accounts, CDs, interest-bearing spending accounts, trust accounts, and IRAs. Our deposit services include Zelle® person-to-person payment services, eCheck remote deposit capture, and mobile banking. Our Smart Savings Tools further demonstrates the ability to deliver innovative digital tools on top of traditional financial products to add incremental value to customers, while also driving increased engagement and loyalty. Nearly 800,000 customers have adopted our Smart Savings Tools.
We believe we are well-positioned to continue to benefit from the consumer-driven shift from branch banking to direct banking as demonstrated by the growth we have experienced since 2010. We had 3.0 million deposit customers and 6.0 million retail bank accounts as of December 31, 2023, compared to 2.7 million and 5.0 million, respectively, as of December 31, 2022. Our customer base spans across diverse demographic segmentations and socioeconomic bands. Our direct bank business model resonates particularly well with the millennial generation, which consistently makes up the largest percentage of our new customers. According to a 2023 American Bankers Association survey, 86% of customers prefer to do their banking most often via digital and other direct channels (internet, mobile, telephone, and mail). Furthermore, over the past five years, estimated direct banking deposits as a percentage of the broader retail deposits market increased by approximately 2 percentage points, from 9.5% in 2018 to 11.5% in 2023. We have received a positive response to innovative savings and other deposit products. In April 2023, Forbes again named Ally to its “World’s Best Banks” list followed by The Wall Street Journal’s

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
BuySide recognition of Ally Bank as the “Best Online Bank of 2023.” In October 2023, MONEY® Magazine named Ally to its “Best Online Bank” list for the sixth consecutive year, as well as the eleventh time in the past thirteen years. In January 2023, Bankrate named Ally Bank the “Best Bank Overall.” Ally Bank’s competitive direct banking offerings include online and mobile banking features such as electronic bill pay, remote deposit, and electronic funds transfer nationwide, and no minimum balance requirements.
We intend to continue to grow and invest in our digital direct bank and further capitalize on the shift in consumer preference for direct banking with expanded digital capabilities and customer-centric products that utilize advanced analytics for personalized interactions and other technologies that improve efficiency, security, and the customer’s connection to the brand. We are focused on growing, deepening, and further leveraging the customer relationships and brand loyalty that exist with Ally Bank as a catalyst for future loan and deposit growth, as well as revenue opportunities that arise from introducing Ally Bank deposit customers to our other suite of product offerings, including Ally Invest.
Funding and Liquidity
Our funding strategy targets a stable retail deposit base, supplemented by brokered deposits, public and private secured debt, and public unsecured debt. These diversified funding sources are managed across products, markets, and investors to enhance funding flexibility and stability, resulting in a more cost-effective long-term funding strategy.
Prudent expansion of asset originations at Ally Bank and continued growth of a stable deposit base continue to be the cornerstone of our long-term liquidity strategy. Our primary funding source is retail deposits, which we believe, at scale, are the most efficient and stable source of funding for us when compared to other funding sources. At December 31, 2023, deposit liabilities totaled $154.7 billion, which reflects an increase of $2.4 billion as compared to December 31, 2022. Deposits as a percentage of total liability-based funding was 88% at both December 31, 2023, and December 31, 2022. Approximately 92% of retail deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of December 31, 2023.
At both December 31, 2023, and December 31, 2022, 95% of Ally’s total assets were within Ally Bank. Longer-term unsecured debt is the primary funding source utilized at the parent company. At December 31, 2023, we had $1.5 billion and $2.5 billion of unsecured long-term debt principal maturing in 2024 and 2025, respectively. We have substantially reduced our reliance on market-based funding by continuing to focus on retail deposit funding.
The strategies outlined above have allowed us to build and maintain a conservative liquidity position. Total available liquidity at December 31, 2023, was $63.5 billion. Absolute levels of liquidity increased during 2023, primarily as a result of increased FRB Discount Window funding capacity. Refer to the section below titled Liquidity Management, Funding, and Regulatory Capital for a further discussion about liquidity risk management.
Credit Strategy
Our strategy and approach to extending credit, as well as our management of credit risk, are critical elements of our business. Credit performance is influenced by several factors including our risk appetite, our credit and underwriting processes, our monitoring and collection efforts, the financial condition of our borrowers, the performance of loan collateral, fiscal and monetary stimulus, and various macroeconomic considerations, including inflation. Our credit strategies are dynamic and are adjusted in response to asset performance, as well as changing macroeconomic conditions and outlook. Most of our businesses offer credit products and services, which drive overall business performance. Consistent with our risk appetite, our business lines operate under prudent credit standards that consider the borrower’s ability and willingness to repay loans. The failure to effectively manage credit risk can have a direct and significant impact on our earnings, capital position, and reputation. Refer to the Risk Management section of this MD&A for a further discussion of credit risk and performance of our consumer and commercial credit portfolios.
Within our consumer automotive loan portfolio, we serve a mix of consumers across the credit spectrum to achieve portfolio diversification and to optimize the risk and return of our consumer automotive portfolio. This is achieved through the utilization of robust credit decisioning processes coupled with granular pricing that is differentiated across our proprietary credit tiers. While we are a full-spectrum automotive finance lender, the significant majority of our consumer automotive loans are underwritten within the prime-lending segment. We define prime consumer automotive loans primarily as those loans with a FICO® Score at origination of 620 or greater. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was approximately 10.3% of our total consumer automotive loans at December 31, 2023.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Within Ally Lending, our digital provider that offers point-of-sale financing to consumers, we serve a mix of consumers to achieve portfolio diversification and to optimize the risk-adjusted returns of our personal lending portfolio. On December 31, 2023, we committed to sell our point-of-sale financing business, Ally Lending. For further information, refer to Note 2 to the Consolidated Financial Statements.
Additionally, Ally Credit Card, our scalable, digital-first credit card platform broadens our consumer finance product portfolio. Through Ally Credit Card, we have grown and deepened new and existing customer relationships, and have over 1.2 million active credit cardholders as of December 31, 2023. The majority of our credit card portfolio strategy is targeted towards nonprime borrowers while gradually expanding to a broader credit spectrum. As of December 31, 2023, the amortized cost of our finance receivables related to Ally Credit Card was $2.0 billion, as compared to $1.6 billion at December 31, 2022.
Within our commercial lending portfolios, our Corporate Finance operations offer senior-secured loans to private equity sponsor-owned U.S.-based middle-market companies and to facilities managed by well-established asset managers that mostly provide leveraged loans. The portfolio is composed of floating-rate leveraged asset-based and cash flow/enterprise value loans. Throughout 2023, we continued to prudently grow this portfolio with a disciplined and selective approach to credit quality, which included a greater focus on asset-based loans. This focus includes significant growth of our lender finance business, which provides senior secured revolving credit to facilities managed by asset managers, collateralized by a portfolio of loans. Within our commercial automotive business, we continue to offer a variety of dealer-centric lending products, including automotive dealer revolving lines of credit, term loans, including those to finance dealership land and buildings, acquisitions, and dealer fleet financing. These commercial automotive products are an important aspect of our dealer relationships and offer a secured lending arrangement with strong collateral protections in the event of dealer default. The performance of our commercial credit portfolios continues to remain strong. Commercial nonperforming finance receivables and loans decreased $43 million from December 31, 2022, to $119 million at December 31, 2023. Our total net charge-offs within our commercial lending portfolio increased to $124 million for the year ended December 31, 2023, compared to $55 million for the year ended December 31, 2022. Refer to the Risk Management section of the MD&A for further details.
Discontinued Operations
During 2013 and 2012, certain disposal groups met the criteria to be presented as discontinued operations. The remaining activity relates to previous discontinued operations for which we continue to record income taxes, net of valuation allowances, as well as wind-down, legal, and minimal operational costs. For all periods presented, the operating results for these operations have been removed from continuing operations. The MD&A has been adjusted to exclude discontinued operations unless otherwise noted.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Primary Business Lines
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, Mortgage Finance, and Corporate Finance are our primary business lines. The remaining activity is reported in Corporate and Other, which primarily consists of centralized treasury activities as well as Ally Invest, our digital brokerage and personal advice offering, Ally Lending, our point-of-sale financing business, Ally Credit Card, CRA loans and investments, and certain strategic investments. On December 31, 2023, we committed to sell our point-of-sale financing business, Ally Lending. For further information, refer to Note 2 to the Consolidated Financial Statements. The following table summarizes the operating results excluding discontinued operations of each business line. Operating results for each of the business lines are more fully described in the MD&A sections that follow.

Year ended December 31, ($ in millions)	2023	2022	2021	Favorable/(unfavorable) 2023–2022 % change	Favorable/(unfavorable) 2022–2021 % change
Total net revenue
Dealer Financial Services
Automotive Finance	$5,682	$5,530	$5,460	3	1
Insurance	1,545	1,112	1,404	39	(21)
Mortgage Finance	227	248	218	(8)	14
Corporate Finance	501	456	436	10	5
Corporate and Other	259	1,082	688	(76)	57
Total	$8,214	$8,428	$8,206	(3)	3
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$1,614	$2,250	$3,384	(28)	(34)
Insurance	213	(38)	343	n/m	(111)
Mortgage Finance	92	55	32	67	72
Corporate Finance	307	282	282	9	—
Corporate and Other	(1,143)	(207)	(186)	n/m	(11)
Total	$1,083	$2,342	$3,855	(54)	(39)
n/m = not meaningful

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the reportable operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line. For a discussion of our fiscal 2022 results compared to fiscal 2021, refer to Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K.

Year ended December 31, ($ in millions)	2023	2022	2021	Favorable/(unfavorable) 2023-2022 % change	Favorable/(unfavorable) 2022–2021 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$13,958	$10,621	$8,651	31	23
Total interest expense	6,897	2,857	1,914	(141)	(49)
Net depreciation expense on operating lease assets	860	914	570	6	(60)
Net financing revenue and other interest income	6,201	6,850	6,167	(9)	11
Other revenue
Insurance premiums and service revenue earned	1,271	1,151	1,117	10	3
Gain on mortgage and automotive loans, net	16	52	87	(69)	(40)
Loss on extinguishment of debt	—	—	(136)	—	100
Other gain (loss) on investments, net	144	(120)	285	n/m	(142)
Other income, net of losses	582	495	686	18	(28)
Total other revenue	2,013	1,578	2,039	28	(23)
Total net revenue	8,214	8,428	8,206	(3)	3
Provision for credit losses	1,968	1,399	241	(41)	n/m
Noninterest expense
Compensation and benefits expense	1,901	1,900	1,643	—	(16)
Insurance losses and loss adjustment expenses	422	280	261	(51)	(7)
Goodwill impairment	149	—	—	n/m	—
Other operating expenses	2,691	2,507	2,206	(7)	(14)
Total noninterest expense	5,163	4,687	4,110	(10)	(14)
Income from continuing operations before income tax expense	1,083	2,342	3,855	(54)	(39)
Income tax expense from continuing operations	61	627	790	90	21
Net income from continuing operations	$1,022	$1,715	$3,065	(40)	(44)
Financial ratios:
Return on average assets (a)	0.53%	0.93%	1.70%	n/m	n/m
Return on average equity (a)	7.52%	11.91%	18.31%	n/m	n/m
Equity to assets (a)	6.98%	7.77%	9.26%	n/m	n/m
Common dividend payout ratio (b)	40.00%	23.72%	10.63%	n/m	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
2023 Compared to 2022
We earned net income from continuing operations of $1.0 billion for the year ended December 31, 2023, compared to $1.7 billion for the year ended December 31, 2022. During the year ended December 31, 2023, results were favorably impacted by higher total financing revenue and other interest income, a decrease in income tax expense from continuing operations, and an increase in other gain on investments, net. These items were more than offset by higher interest expense, provision for credit losses, and noninterest expense for the year ended December 31, 2023.
Net financing revenue and other interest income decreased $649 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Consumer automotive revenue increased as higher portfolio yields resulting from pricing actions taken in response to rising benchmark interest rates contributed to the increase in revenue. The increase was also impacted by higher average consumer assets resulting from growth in the used-vehicle portfolio, primarily through franchised dealers and national retailers. Commercial automotive

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
revenue increased due to higher yields from higher benchmark interest rates, as our commercial automotive loans are generally variable-rate. The increase was also impacted by higher asset balances resulting from improvements in new vehicle supply. Additionally, revenue increased due to the impacts of a higher interest rate environment on the investment securities portfolio and hedging activities, and higher interest associated with cash and cash equivalents and growth within unsecured lending. The increase was more than offset by higher interest expense. We experienced higher interest expense for the year ended December 31, 2023, as compared to 2022, in response to higher benchmark interest rates, which increased our cost of funds associated with our deposit liabilities.
Insurance premiums and service revenue earned was $1.3 billion for the year ended December 31, 2023, compared to $1.2 billion for the year ended December 31, 2022. The increase for the year ended December 31, 2023, was primarily driven by higher P&C earned premium from higher dealer inventory levels, growth in other dealer-related protection products, and higher other premium and service revenue written from non-automotive assumed reinsurance business.
Other gain on investments, net, was $144 million for the year ended December 31, 2023, compared to other loss on investments, net of $120 million for the year ended December 31, 2022. The increase for the year ended December 31, 2023, compared to 2022, was primarily attributable to the performance of equity securities, consistent with broader stock market performance. The increase was partially offset by realized gains from the sale of available-for-sale securities and equity securities during the year ended December 31, 2022, that did not reoccur.
Other income, net of losses increased $87 million for the year ended December 31, 2023, compared to 2022. The increase was primarily driven by net downward adjustments of $9 million related to equity securities without a readily determinable fair value for the year ended December 31, 2023, compared to net downward adjustments (including impairment) of $137 million during the year ended December 31, 2022. Additionally, the increase for the year ended December 31, 2023, was driven by increased late charges and other administrative fees, as delinquencies have increased amid deterioration in macroeconomic conditions, driven by persistent inflation. During the year ended December 31, 2023, we observed a slowing rate of increase in delinquency trends within our consumer automotive loan portfolio, as compared to 2022, as we continue to make adjustments to our underwriting strategies. The increase was partially offset by a decrease in income from equity-method investments.
The provision for credit losses increased $569 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in provision for credit losses for the year ended December 31, 2023, was primarily driven by higher net charge-offs across our consumer portfolios. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense was $5.2 billion for the year ended December 31, 2023, compared to $4.7 billion for the year ended December 31, 2022. The increase for the year ended December 31, 2023, was driven by increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products, and we incurred higher collection and repossession costs. Additionally, insurance losses and loss adjustment expenses increased for the year ended December 31, 2023, as compared to 2022, primarily due to increased losses from our vehicle inventory insurance program attributable to higher weather frequency and severity, growing dealer inventory levels, and higher insured values for non-weather losses. The increase was also driven by a goodwill impairment charge related to the commitment to sell Ally Lending during the year ended December 31, 2023. Refer to Note 2 to the Consolidated Financial Statements for further discussion.
We recognized total income tax expense from continuing operations of $61 million for the year ended December 31, 2023, compared to income tax expense of $627 million for the year ended December 31, 2022. The decrease in income tax expense for the year ended December 31, 2023, compared to 2022, was primarily due to the tax effects of a decrease in pretax earnings, adjustments to the valuation allowance on foreign tax credit carryforwards, and an increase in qualified clean vehicle tax credits for purchased plug-in electric vehicles or fuel cell vehicles. Refer to Note 22 to the Consolidated Financial Statements for further discussion.

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

Year ended December 31, ($ in millions)	2023	2022	2021	Favorable/(unfavorable) 2023-2022 % change	Favorable/(unfavorable) 2022–2021 % change
Net financing revenue and other interest income
Consumer	$6,772	$5,680	$5,198	19	9
Commercial	1,392	712	514	96	39
Loans held-for-sale	7	2	—	n/m	n/m
Operating leases	1,550	1,596	1,550	(3)	3
Total financing revenue and other interest income	9,721	7,990	7,262	22	10
Interest expense	3,500	1,852	1,483	(89)	(25)
Net depreciation expense on operating lease assets (a)	860	914	570	6	(60)
Net financing revenue and other interest income	5,361	5,224	5,209	3	—
Other revenue
Gain on automotive loans, net	—	26	—	(100)	n/m
Other income, net of losses	321	280	251	15	12
Total other revenue	321	306	251	5	22
Total net revenue	5,682	5,530	5,460	3	1
Provision for credit losses	1,618	1,036	53	(56)	n/m
Noninterest expense
Compensation and benefits expense	668	629	571	(6)	(10)
Other operating expenses	1,782	1,615	1,452	(10)	(11)
Total noninterest expense	2,450	2,244	2,023	(9)	(11)
Income from continuing operations before income tax expense	$1,614	$2,250	$3,384	(28)	(34)
Total assets	$115,387	$111,463	$103,653	4	8
n/m = not meaningful
(a)Includes net remarketing gains of $211 million, $170 million, and $344 million for the years ended December 31, 2023, 2022, and 2021, respectively.
2023 Compared to 2022
Our Automotive Finance operations earned income from continuing operations before income tax expense of $1.6 billion for the year ended December 31, 2023, compared to $2.3 billion for the year ended December 31, 2022. For the year ended December 31, 2023, the decrease was primarily due to higher interest expense and higher provision for credit losses, partially offset by higher financing revenue and other interest income.
Consumer automotive loan financing revenue and other interest income increased $1.1 billion for the year ended December 31, 2023, compared to 2022. Higher portfolio yields resulting from pricing actions taken in response to rising benchmark interest rates contributed to the increase in revenue. The increase was also impacted by higher average consumer assets resulting from growth in the used-vehicle portfolio, primarily through franchised dealers and national retailers.
Commercial loan financing revenue and other interest income increased $680 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to higher yields from higher benchmark interest rates, as our commercial automotive loans are generally variable-rate. The increase was also impacted by higher asset balances resulting from improvements in new vehicle supply.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Interest expense was $3.5 billion for the year ended December 31, 2023, compared to $1.9 billion for the year ended December 31, 2022. The increase for the year ended December 31, 2023, was primarily driven by a higher interest rate environment, resulting in higher funding costs.
Total net operating lease revenue increased $8 million for the year ended December 31, 2023, compared to 2022. The increase in net operating lease revenue was driven by higher remarketing gains on off-lease vehicles, primarily due to normalizing volume trends in the contractually priced buyout channels. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
Total other revenue increased $15 million for the year ended December 31, 2023, compared to 2022. The increase was primarily due to an increase in servicing fees, late charges, and remarketing fee income. The increase in servicing fees was due to the growth in financial assets transferred to a nonconsolidated SPE for which we retain the ongoing right to service the assets. The increase in late charges was due to higher delinquencies amid deterioration in macroeconomic conditions, driven by persistent inflation. During the year ended December 31, 2023, we observed a slowing rate of increase in delinquency trends within our consumer automotive loan portfolio, as compared to 2022, as we continue to make adjustments to our underwriting strategies. The increase in remarketing fee income was primarily due to an increase in remarketing transaction volume through our SmartAuction platform. Refer to Note 11 to the Consolidated Financial Statements for additional information regarding assets sold to nonconsolidated SPEs.
The provision for credit losses increased $582 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in provision for credit losses was primarily driven by higher net charge-offs during the year ended December 31, 2023. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $206 million for the year ended December 31, 2023, compared to 2022. The increase was primarily due to expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products. Additionally, we incurred higher collection and repossession costs during the year ended December 31, 2023, as compared to 2022.
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	2023		2022		2021
Year ended December 31, ($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$84,769	7.99%	$81,499	6.97%	$75,569	6.88%
Commercial
Wholesale floorplan (d)	14,223	7.60	11,418	4.30	11,183	2.61
Other commercial automotive (e)	5,961	5.20	5,044	4.38	5,273	4.21
Investment in operating leases, net (f)	9,941	6.93	10,656	6.41	10,518	9.32
(a)Average balances are calculated using an average daily balance methodology.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements.
(c)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 8.79%, 7.19%, and 6.65% for the years ended December 31, 2023, 2022, and 2021, respectively.
(d)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 7.70%, 4.49%, and 3.17% for the years ended December 31, 2023, 2022, and 2021, respectively.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes net gains on the sale of off-lease vehicles of $211 million, $170 million, and $344 million for the years ended December 31, 2023, 2022, and 2021, respectively. Excluding these gains on sale, the yield was 4.81% for both the years ended December 31, 2023, and 2022, and 6.05% for the year ended December 31, 2021.
During the year ended December 31, 2023, our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased 102 basis points, as compared to 2022. The increase for the year ended December 31, 2023, was primarily driven by higher portfolio yields resulting from pricing actions. We continued to opportunistically adjust pricing in response to rising benchmark interest rates during 2023. Our portfolio yield for consumer automotive loans, including the effects of derivative financial instruments designated as hedges, was 80 basis points higher than our portfolio yield for consumer automotive loans excluding the effects of derivative financial instruments designated as hedges for the year ended December 31, 2023. This is attributable to the execution of hedging strategies that are used to mitigate interest rate risks. The effects of derivative financial instruments designated as hedges are included within Corporate and Other. Refer to Note 21 to the Consolidated Financial Statements for further discussion.
Our portfolio yield for investment in operating leases, net, including net gains on the sale of off-lease vehicles, was 6.93% for the year ended December 31, 2023, compared to 6.41% for the year ended December 31, 2022. The increase was due to higher remarketing gains on off-lease vehicles. Refer to the section titled Operating Lease Residual Risk Management within this MD&A for additional information.

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
Our standard consumer lease contracts are operating leases; therefore, credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease credit losses are primarily limited to past-due payments and assessed fees. Since some of these fees are not assessed until the vehicle is returned, these losses on the operating lease portfolio are correlated with lease termination volume. Operating lease accounts over 30 days past due represented 1.4% and 1.1% of the portfolio at December 31, 2023, and 2022, respectively.
With respect to all financed vehicles, whether subject to a retail contract or an operating lease contract, we require that property damage insurance be obtained by the consumer. In addition, for operating lease contracts, we require that bodily injury, collision, and comprehensive insurance be obtained by the consumer.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents retail loan originations and purchases by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Year ended December 31, 2023
S	$9.1	35	754	$5.3	47	751
A	11.1	43	688	4.9	43	687
B	3.8	15	644	1.0	9	654
C	1.1	4	599	0.1	1	623
D	0.5	2	560	—	—	571
E	0.2	1	548	—	—	552
Total retail loan originations	$25.8	100	697	$11.3	100	710
Year ended December 31, 2022
S	$6.7	22	743	$4.4	35	746
A	15.0	50	686	6.7	53	686
B	6.2	21	648	1.4	11	654
C	1.5	4	611	0.1	1	629
D	0.5	2	569	—	—	604
E	0.2	1	553	—	—	541
Total retail loan originations	$30.1	100	684	$12.6	100	700
Year ended December 31, 2021
S	$5.4	19	736	$4.4	34	740
A	13.8	50	682	6.7	50	681
B	6.8	25	648	1.9	15	650
C	1.3	5	610	0.1	1	616
D	0.3	1	563	—	—	585
E	0.1	—	545	—	—	564
Total retail loan originations	$27.7	100	679	$13.1	100	693
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; payment-to-income ratio; and debt-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.
The following table presents the percentage of total retail loan originations and purchases, in dollars, by the loan term in months.

Year ended December 31,	2023	2022	2021
0–71	14%	14%	15%
72–75	63	64	66
76 +	23	22	19
Total retail loan originations	100%	100%	100%
Retail loan originations with a term of 76 months or more represented 23% of total retail loan originations for the year ended December 31, 2023, compared to 22% for the year ended December 31, 2022. Substantially all the loans originated with a term of 76 months or more during both the years ended December 31, 2023, and 2022, were considered to be prime and in credit tiers S, A, or B. Our underwriting processes are designed to consider various deal structure variables—such as payment-to-income, LTV, debt-to-income, and FICO® score—that compensate for longer loan terms and mitigate underwriting risk.
During the year ended December 31, 2023, approximately 83% of our used retail loan originations were for vehicles with a model year of 2017 or newer. According to the Bureau of Transportation Statistics, the average age of light vehicles in operation in the United States during 2022 was approximately 12 years. Substantially all used retail loan originations with a term of 76 months or more during the year ended December 31, 2023, were for vehicles with a model year of 2017 or newer.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the percentage of total outstanding retail loans by origination year.

December 31,	2023	2022	2021
Pre-2019	3%	7%	17%
2019	4	8	15
2020	8	13	22
2021	18	28	46
2022	29	44	—
2023	38	—	—
Total retail	100%	100%	100%
The following tables present the total retail loan and operating lease origination and purchase dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2023	2022	2021	2023	2022	2021
Used retail	$25,813	$30,107	$27,743	65	65	60
New retail	11,310	12,579	13,141	28	27	28
Lease	2,858	3,665	5,369	7	8	12
Total consumer automotive financing originations (a)	$39,981	$46,351	$46,253	100	100	100
(a)Includes CSG originations of $5.0 billion, $5.7 billion, and $4.7 billion for the years ended December 31, 2023, 2022, and 2021, respectively.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2023	2022	2021	2023	2022	2021
GM dealers	$9,017	$10,025	$9,584	23	22	21
Stellantis dealers	8,281	10,396	11,989	20	22	26
Other dealers and automotive retailers
OEM-franchised dealers	13,177	15,864	16,258	33	34	35
Non-OEM-franchised dealers and automotive retailers	9,506	10,066	8,422	24	22	18
Total other dealers and automotive retailers	22,683	25,930	24,680	57	56	53
Total consumer automotive financing originations	$39,981	$46,351	$46,253	100	100	100
Total consumer automotive loan and operating lease originations decreased $6.4 billion for the year ended December 31, 2023, compared to 2022. The decrease was primarily driven by our dynamic underwriting strategies, including strategic pricing and curtailment actions to optimize our risk appetite and returns.
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

Year ended December 31, 2023	Used retail	New retail	Lease
760 +	21%	20%	48%
720–759	14	13	17
660–719	30	29	22
620–659	19	18	9
540–619	9	3	2
< 540	3	—	—
Unscored (a)	4	17	2
Total consumer automotive financing originations	100%	100%	100%
Year ended December 31, 2022
760 +	14%	15%	47%
720–759	12	12	18
660–719	33	33	23
620–659	24	21	8
540–619	10	3	2
< 540	2	—	—
Unscored (a)	5	16	2
Total consumer automotive financing originations	100%	100%	100%
Year ended December 31, 2021
760 +	11%	14%	43%
720–759	12	11	20
660–719	34	33	24
620–659	27	24	10
540–619	11	5	2
< 540	2	—	—
Unscored (a)	3	13	1
Total consumer automotive financing originations	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 9% of total consumer loan and operating lease originations for each of the years ended December 31, 2023, 2022, and 2021. Consumer loans and operating leases with FICO® Scores of less than 540 represented 2% of total originations for the year ended December 31, 2023, and 1% of total originations for both the years ended December 31, 2022, and 2021. Nonprime applications are subject to more stringent underwriting criteria (for example, minimum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was $8.7 billion and $8.8 billion at December 31, 2023, and December 31, 2022, respectively, or approximately 10.3% and 10.6% of our total consumer automotive loans at December 31, 2023, and December 31, 2022. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
During the first quarter of 2024, we amended our relationship with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we maintained our committed facility at a maximum of $4.0 billion to support our continued efforts to optimize risk-adjusted returns. This commitment is effective for 364 days. As part of the agreement, we continue to purchase finance receivables on a periodic basis within prescribed eligibility requirements and risk appetite, consistent with purchase practices in prior years. All the finance receivables purchased through this channel are used vehicles, and are included in non-OEM-franchised dealers and automotive retailers in our consumer origination metrics. While different vintages exhibit varying performance, collectively to date, finance receivables purchased from Carvana have exhibited consistent delinquency and loss performance compared to loans with similar credit characteristics acquired through our indirect dealer channel. Consumer finance receivables and loans sourced from Carvana represented 8.2% of our total consumer automotive finance receivables and loans as of December 31, 2023. During the year ended December 31, 2023, loan purchases from Carvana were 9% of our total consumer automotive financing originations.

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
Servicing
We have historically serviced all retail contracts and operating leases we originated, including a small amount of retail contracts originated as held-for-sale. On occasion, we have sold a portion of the retail contracts we originated through whole-loan sales and securitizations, but generally retained the right to service and earn a servicing fee for our servicing functions. As of December 31, 2023, we serviced 91% of our consumer automotive loan portfolio.
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
During the collections process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30, 60, or 90 days. Extensions granted to a customer typically do not exceed 90 days in the aggregate during any 12-month period or 180 days in aggregate over the life of the contract. During the extension period, finance charges continue to accrue. If the customer’s financial difficulty is not temporary but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the remaining obligation through a rewrite, extending the term and lowering the interest rate. In the event of a rewrite, the outstanding balance generally remains unchanged. The use of extensions and other modifications help us mitigate financial loss. Extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. Modifications may also be utilized in cases where we believe customers can fulfill the obligation with lower payments over a longer period. Before offering an extension or modification, we evaluate and take into account the capacity of the customer to meet the revised payment terms. We generally do not consider extensions that fall within our policy guidelines to represent more than an insignificant delay in payment, and therefore, they are not considered loan modifications for reporting purposes. Although the granting of an extension could delay the eventual charge-off of an account, typically we are able to repossess and sell the related collateral, thereby mitigating the loss. At both December 31, 2023, and December 31, 2022, 14.8% of the total amount outstanding in the servicing portfolio had been granted an extension or was rewritten.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Our total consumer automotive loan and lease serviced portfolio was $88.5 billion and $87.6 billion at December 31, 2023, and 2022, respectively, compared to our on-balance sheet consumer automotive loan and lease serviced portfolio of $86.0 billion and $87.4 billion.
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
•Internet auctions — Once the lessee and the dealer decline to purchase the off-lease vehicle, we offer it to dealers and other third parties through our proprietary internet site (SmartAuction). Through SmartAuction, we seek to maximize the net sales proceeds from an off-lease vehicle by reducing the time between vehicle return and ultimate disposition, reducing holding costs, and broadening the number of prospective buyers. We use SmartAuction for our own vehicles and make it available for third-party use. We earn a service fee for every third-party vehicle sold through SmartAuction, which includes the cost of ClearGuard coverage, our protection product designed to assist in minimizing the risk to dealers of arbitration claims for eligible vehicles. In 2023, approximately 505,000 vehicles were sold through SmartAuction, as compared to approximately 336,000 in 2022.
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

	Average balance
Year ended December 31, ($ in millions)	2023	2022	2021
Stellantis new vehicles	40%	31%	32%
Used vehicles	24	44	34%
GM new vehicles	22	17	20
Other new vehicles	14	8	14
Total	100%	100%	100%
Total commercial wholesale finance receivables	$14,223	$11,418	$11,183
Average commercial wholesale financing receivables outstanding increased $2.8 billion during the year ended December 31, 2023, as compared to 2022. The increase for the year ended December 31, 2023, as compared to 2022, was primarily due to increased industry-wide new vehicle inventory levels. This was partially offset by reduced used vehicle inventory levels across the automotive industry.
As of December 31, 2023, Carvana's commercial line of credits totaled $1.5 billion, with a scheduled maturity in the third quarter of 2025. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. This includes the line of credit being fully collateralized to mitigate counterparty credit risk in the event of a default. On August 31, 2023, Carvana announced the following final results of its previously announced debt exchange offers: reduction in total debt by over $1.3 billion, extension of maturities, and lowering of near-term cash interest expense by more than $455 million each year for the next two years. Prior to that announcement, Carvana had asked us to consent to Carvana offering a second-priority lien on much of our collateral in connection with the debt exchange offers described in the August 31, 2023, announcement and other debt exchange offers contemplated in prior Carvana announcements. On September 1, 2023, we consented to this request in the context of our long-standing business relationship with Carvana and on terms that maintain our collateral position. At December 31, 2023, Carvana’s gross wholesale floorplan assets outstanding balance was $113 million.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans increased $917 million for the year ended December 31, 2023, compared to 2022, to an average of $6.0 billion for the year ended December 31, 2023.
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

Year ended December 31, ($ in millions)	2023	2022	2021	Favorable/(unfavorable) 2023-2022 % change	Favorable/(unfavorable) 2022–2021 % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$1,271	$1,151	$1,117	10	3
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	117	89	59	31	51
Other gain (loss) on investments, net (b)	144	(143)	216	n/m	(166)
Other income	13	15	12	(13)	25
Total insurance premiums and other income	1,545	1,112	1,404	39	(21)
Expense
Insurance losses and loss adjustment expenses	422	280	261	(51)	(7)
Acquisition and underwriting expense
Compensation and benefits expense	108	101	92	(7)	(10)
Insurance commissions expense	636	610	562	(4)	(9)
Other expenses	166	159	146	(4)	(9)
Total acquisition and underwriting expense	910	870	800	(5)	(9)
Total expense	1,332	1,150	1,061	(16)	(8)
Income (loss) from continuing operations before income tax expense	$213	$(38)	$343	n/m	(111)
Total assets	$9,081	$8,659	$9,381	5	(8)
Insurance premiums and service revenue written	$1,275	$1,103	$1,197	16	(8)
Combined ratio (c)	103.7%	98.6%	93.9%
n/m = not meaningful
(a)Includes interest expense of $32 million, $37 million, and $58 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(b)Includes net unrealized gains on equity securities of $110 million for the year ended December 31, 2023, and net unrealized losses on equity securities of $210 million and $10 million for the years ended December 31, 2022, and 2021, respectively.
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
2023 Compared to 2022
Our Insurance operations generated income from continuing operations before income tax expense of $213 million for the year ended December 31, 2023, compared to a loss of $38 million for the year ended December 31, 2022. The increase for the year ended December 31, 2023, was primarily driven by higher net investment gains and increases in insurance premiums and service revenue earned, which were partially offset by increases in insurance losses and loss adjustment expenses.
Insurance premiums and service revenue earned was $1.3 billion for the year ended December 31, 2023, compared to $1.2 billion for the same period in 2022. The increase for the year ended December 31, 2023, was primarily driven by higher P&C earned premium from higher dealer inventory levels, growth in other dealer-related protection products, and higher other premium and service revenue written from non-automotive assumed reinsurance business.
Other gain on investments, net was $144 million for the year ended December 31, 2023, compared to other loss on investments, net of $143 million for the same period in 2022. The increase for the year ended December 31, 2023, was primarily attributable to the performance of equity securities, consistent with broader stock market performance.
Insurance losses and loss adjustment expenses totaled $422 million for the year ended December 31, 2023, compared to $280 million for the same period in 2022. Loss and loss adjustment expenses for the year ended December 31, 2023, increased primarily due to increased losses from our vehicle inventory insurance program attributable to higher weather frequency and severity, growing dealer inventory levels, and higher insured values for non-weather losses. During the year ended December 31, 2023, weather-related loss and loss adjustment expenses from our vehicle inventory insurance program was $90 million, compared to $34 million during the same period in 2022. We utilized our excess of loss reinsurance and ceded weather-related losses on our vehicle inventory insurance program for the first and third quarters of 2023 as losses exceeded the retention limits of $14 million and $21 million, respectively. In April 2023, we renewed our annual

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related losses under which retention limits vary for each quarter. Additionally, higher GAP losses for the year ended December 31, 2023, were primarily driven by higher loss frequency and severity following vehicle value normalization. Losses also increased commensurate with portfolio growth from other dealer-related protection products in our P&C business and growth in non-automotive assumed reinsurance business.
Our combined ratio was 103.7% for the year ended December 31, 2023, compared to 98.6% for the same period in 2022. The increase was primarily driven by an increase in insurance losses and loss adjustment expense during the year ended December 31, 2023, partially offset by higher earned premiums. In particular, the increase was primarily driven by increased weather frequency and severity in our P&C business, higher GAP losses that were primarily driven by higher loss frequency and severity following used vehicle normalization and higher loss severity from VSCs as a result of higher vehicle part and labor costs.
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

Year ended December 31, ($ in millions)	2023	2022	2021
Finance and insurance products
Vehicle service contracts	$713	$702	$838
Guaranteed asset protection and other finance and insurance products (a)	233	175	162
Total finance and insurance products	946	877	1,000
Property and casualty insurance (b)	287	215	197
Other premium and service revenue written (c)	42	11	—
Total	$1,275	$1,103	$1,197
(a)Other financial and insurance products include VMCs, ClearGuard, and other ancillary products.
(b)P&C insurance includes vehicle inventory insurance and dealer ancillary products including property and liability coverage underwritten by a third-party carrier earned on a straight-line basis.
(c)Primarily includes non-automotive assumed reinsurance and revenue associated with performing services as an underwriting carrier.
Insurance premiums and service revenue written was $1.3 billion for the year ended December 31, 2023, compared to $1.1 billion for the same period in 2022. The increase was primarily due to higher written premiums from our P&C business from rising dealer inventory levels and growth in other dealer property and liability products. The increase was also impacted by higher F&I premiums for other ancillary products in the U.S. and higher volume in Canada, partially offset by a continued shift in VSC product mix toward dealer reinsurance structures, where we earn a fee to administer the contract and cede premium and losses from the contract to the dealer’s reinsurance company. Additionally, the increase was also driven by growth in other premium and service revenue written from non-automotive assumed reinsurance business.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

December 31, ($ in millions)	2023	2022
Cash and cash equivalents
Noninterest-bearing cash	$74	$91
Interest-bearing cash	418	401
Total cash and cash equivalents	492	492
Equity securities	788	675
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	494	485
U.S. States and political subdivisions	390	474
Foreign government	183	146
Agency mortgage-backed residential	961	1,026
Mortgage-backed residential	225	235
Corporate debt	1,800	1,719
Total available-for-sale securities (amortized cost of $4,484 and $4,636)	4,053	4,085
Total cash, cash equivalents, and securities	$5,333	$5,252
In addition to these cash and investment securities, the Insurance segment has interest-bearing intercompany arrangements with Corporate and Other, callable on demand. The intercompany loan balance due to Insurance was $619 million and $417 million at December 31, 2023, and December 31, 2022, respectively, and related interest income of $10 million and $9 million was recognized for the years ended December 31, 2023, and 2022.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

Year ended December 31, ($ in millions)	2023	2022	2021	Favorable/(unfavorable) 2023-2022 % change	Favorable/(unfavorable) 2022-2021 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$600	$575	$407	4	41
Interest expense	389	354	283	(10)	(25)
Net financing revenue and other interest income	211	221	124	(5)	78
Gain on mortgage loans, net	16	26	87	(38)	(70)
Other income, net of losses	—	1	7	(100)	(86)
Total other revenue	16	27	94	(41)	(71)
Total net revenue	227	248	218	(8)	14
Provision for credit losses	(3)	3	(1)	n/m	n/m
Noninterest expense
Compensation and benefits expense	20	23	22	13	(5)
Other operating expenses	118	167	165	29	(1)
Total noninterest expense	138	190	187	27	(2)
Income from continuing operations before income tax expense	$92	$55	$32	67	72
Total assets	$18,512	$19,529	$17,847	(5)	9
n/m = not meaningful
2023 Compared to 2022
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $92 million for the year ended December 31, 2023, compared to $55 million for the year ended December 31, 2022. The increase for the year ended December 31, 2023, was primarily driven by lower noninterest expense, partially offset by lower net financing revenue and other interest income and gain on mortgage loans, net.
Net financing revenue and other interest income was $211 million for the year ended December 31, 2023, compared to $221 million for the year ended December 31, 2022. The decrease in net financing revenue and other interest income for the year ended December 31, 2023, was primarily driven by a higher interest rate environment, which resulted in a decrease in asset balances due to lower origination volume and an increase in the cost of funds. This was partially offset by lower prepayment activity, which resulted in lower premium amortization. Premium amortization was $3 million for the year ended December 31, 2023, compared to $18 million for the year ended December 31, 2022. During the year ended December 31, 2023, we purchased $21 million of mortgage loans that were originated by third parties, compared to $2.8 billion during the year ended December 31, 2022. We originated $143 million of mortgage loans held-for-investment during the year ended December 31, 2023, compared to $1.1 billion during the year ended December 31, 2022.
Gain on sale of mortgage loans, net, was $16 million for the year ended December 31, 2023, compared to $26 million for the year ended December 31, 2022. The decrease for the year ended December 31, 2023, was attributable to lower volume on direct-to-consumer mortgage originations and the subsequent sale of these loans to BMC. We originated $812 million of loans held-for-sale during the year ended December 31, 2023, compared to $2.1 billion during the year ended December 31, 2022.
The provision for credit losses decreased $6 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease in provision for credit losses for the year ended December 31, 2023, was primarily driven by a decrease in the portfolio size. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense was $138 million for the year ended December 31, 2023, compared to $190 million for the year ended December 31, 2022. The decrease for the year ended December 31, 2023, was primarily driven by lower operating expenses due to lower origination volumes. These costs are generally scalable with our origination volume as a result of our strategic partnership with BMC.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the total UPB of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Year ended December 31, 2023
740 +	$145	89
720–739	9	6
700–719	5	3
680–699	4	2
660–679	1	—
Total consumer mortgage financing volume	$164	100
Year ended December 31, 2022
740 +	$3,217	83
720–739	388	10
700–719	235	6
680–699	51	1
660–679	2	—
Total consumer mortgage financing volume	$3,893	100
Year ended December 31, 2021
740 +	$9,830	90
720–739	783	7
700–719	268	3
680–699	12	—
Total consumer mortgage financing volume	$10,893	100
During the year ended December 31, 2023, we purchased and originated fewer consumer mortgage held-for-investment loans, as compared to the same period in 2022. The decrease was primarily driven by the elevated interest rate environment. Our origination levels were also impacted as we look to strategically deploy capital efficiently across our multiple business lines. When interest rates rise, the likelihood of refinancing decreases and origination volumes tend to decrease.
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium (discount) ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
December 31, 2023
Adjustable-rate	$419	2	3.77%	$1	52.95%	775
Fixed-rate	18,028	98	3.19	(6)	52.22	782
Total	$18,447	100	3.20	$(5)	52.24	782
December 31, 2022
Adjustable-rate	$408	2	3.18%	$2	52.64%	771
Fixed-rate	19,039	98	3.18	(4)	54.69	782
Total	$19,447	100	3.18	$(2)	54.65	781
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

Year ended December 31, ($ in millions)	2023	2022	2021	Favorable/(unfavorable) 2023-2022 % change	Favorable/(unfavorable) 2022-2021 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$967	$527	$334	83	58
Interest on loans held-for-sale	13	19	11	(32)	73
Interest expense	583	212	37	(175)	n/m
Net financing revenue and other interest income	397	334	308	19	8
Total other revenue	104	122	128	(15)	(5)
Total net revenue	501	456	436	10	5
Provision for credit losses	52	43	38	(21)	(13)
Noninterest expense
Compensation and benefits expense	78	75	70	(4)	(7)
Other operating expenses	64	56	46	(14)	(22)
Total noninterest expense	142	131	116	(8)	(13)
Income from continuing operations before income tax expense	$307	$282	$282	9	—
Total assets	$11,212	$10,544	$7,950	6	33
n/m = not meaningful
2023 Compared to 2022
Our Corporate Finance operations earned income from continuing operations before income tax expense of $307 million for the year ended December 31, 2023, compared to $282 million for the year ended December 31, 2022. The increase for the year ended December 31, 2023, was primarily due to higher net financing revenue and other interest income, partially offset by lower total other revenue and higher noninterest expense, as compared to the year ended December 31, 2022.
Net financing revenue and other interest income was $397 million for the year ended December 31, 2023, compared to $334 million for the year ended December 31, 2022. The increase for the year ended December 31, 2023, was primarily due to higher average assets from continued growth in the portfolio, as well as higher interest income resulting from higher rates as all loans in the portfolio are variable rate. This was partially offset by an increase in interest expense as benchmark interest rates continued to rise.
Other revenue decreased $18 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was primarily due to lower net investment gains, driven by a gain from the sale of a previously restructured exposure recognized during the year ended December 31, 2022. The decrease was partially offset by higher fee income for the year ended December 31, 2023, as compared to the same period in 2022.
The provision for credit losses increased $9 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was driven by reserve reductions in the year ended December 31, 2022, related to reserves established at the onset of the COVID-19 pandemic, partially offset by lower specific reserve activity during the year ended December 31, 2023, and lower portfolio loan growth as compared to the same period in 2022. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $11 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to higher direct and allocated expenses related to the growth of the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Credit Portfolio
The following table presents loans held-for-sale, the amortized cost of finance receivables and loans outstanding, unfunded commitments to lend, and total serviced loans of our Corporate Finance operations. As of December 31, 2023, 65% of our loans and 62% of our lending commitments were asset based, with 99.9% in a first-lien position. Additionally, as of December 31, 2023, total criticized exposures were 10.6% and 14.2% of total Corporate Finance finance receivables and loans at December 31, 2023, and December 31, 2022, respectively.

December 31, ($ in millions)	2023	2022
Loans held-for-sale, net	$253	$445
Finance receivables and loans (a)	$10,905	$10,147
Unfunded lending commitments (b)	$8,256	$6,390
Total serviced loans	$15,367	$14,823
(a)Includes $9.6 billion and $9.0 billion of commercial and industrial loans at December 31, 2023, and December 31, 2022, respectively, and $1.3 billion and $1.1 billion of commercial real estate loans at December 31, 2023, and December 31, 2022. Our commercial real estate loans are currently focused on lending to skilled nursing facilities, senior housing, and medical office buildings. There are no exposures related to commercial office buildings.
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

December 31,	2023	2022
Industry
Financial services	46.6%	40.9%
Services	14.1	13.4
Health services	12.8	14.5
Machinery, equipment, and electronics	7.0	7.3
Chemicals and metals	6.7	7.0
Automotive and transportation	6.4	8.7
Wholesale	1.9	2.6
Retail trade	1.3	1.7
Construction	1.3	0.9
Other manufactured products	1.0	2.1
Other	0.9	0.9
Total finance receivables and loans	100.0%	100.0%

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

Year ended December 31, ($ in millions)	2023	2022	2021	Favorable/(unfavorable) 2023-2022 % change	Favorable/(unfavorable) 2022–2021 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$1,280	$599	$5	114	n/m
Interest on loans held-for-sale	13	7	3	86	133
Interest and dividends on investment securities and other earning assets (b)	896	726	498	23	46
Interest on cash and cash equivalents	319	52	14	n/m	n/m
Total financing revenue and other interest income	2,508	1,384	520	81	166
Interest expense
Original issue discount amortization (c)	61	53	49	(15)	(8)
Other interest expense (d)	2,332	349	4	n/m	n/m
Total interest expense	2,393	402	53	n/m	n/m
Net financing revenue and other interest income	115	982	467	(88)	110
Other revenue
Loss on extinguishment of debt	—	—	(136)	—	100
Other gain on investments, net	—	22	64	(100)	(66)
Other income, net of losses	144	78	293	85	(73)
Total other revenue	144	100	221	44	(55)
Total net revenue	259	1,082	688	(76)	57
Provision for credit losses	301	317	151	5	(110)
Total noninterest expense (e) (f)	1,101	972	723	(13)	(34)
Loss from continuing operations before income tax expense	$(1,143)	$(207)	$(186)	n/m	(11)
Total assets	$42,200	$41,631	$43,283	1	(4)
n/m = not meaningful
(a)Includes impacts associated with hedging activities within our automotive loan portfolio, consumer other lending activity, and financing revenue from our legacy mortgage portfolio.
(b)Includes impacts associated with hedging activities of our available-for-sale securities.
(c)Amortization is included as interest on long-term debt in the Consolidated Statement of Income.
(d)Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.
(e)Includes reductions of $1.4 billion, $1.3 billion, and $1.1 billion for the years ended December 31, 2023, 2022, and 2021, respectively, related to the allocation of COH expenses to other segments. The receiving segments record their allocation of COH expense within other operating expense.
(f)Includes a $149 million impairment of goodwill related to the transfer of our Ally Lending business to held-for-sale for the year ended December 31, 2023. Refer to Note 2 to the Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the scheduled remaining amortization of the original issue discount at December 31, 2023.

Year ended December 31, ($ in millions)	2024	2025	2026	2027	2028	2029 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$763	$689	$607	$513	$406	$—
Total amortization (b)	68	74	82	94	107	406	$831
(a)The maximum annual scheduled amortization for any individual year is $143 million in 2030.
(b)The amortization is included as interest on long-term debt in the Consolidated Statement of Income.
2023 Compared to 2022
Corporate and Other incurred a loss from continuing operations before income tax expense of $1.1 billion for the year ended December 31, 2023, compared to a loss of $207 million for the year ended December 31, 2022. The increase in loss for the year ended December 31, 2023, was primarily driven by an increase in interest expense due to a higher interest rate environment, partially offset by an increase in total financing revenue and other interest income and total other revenue.
Total financing revenue and other interest income was $2.5 billion for the year ended December 31, 2023, compared to $1.4 billion for the year ended December 31, 2022. The increase was primarily driven by the impacts of a higher interest rate environment on the investment securities portfolio and hedging activities, in addition to higher interest associated with cash and cash equivalents and growth within unsecured lending.
Total interest expense increased $2.0 billion for the year ended December 31, 2023, compared to the year ended December 31, 2022. Interest expense in our Corporate and Other segment includes our external borrowing costs less the amount charged to our operating segments, which is based on our FTP methodology. The increase in interest expense was primarily driven by higher deposit costs during the year reflecting a higher overall interest rate environment.
Total other revenue increased $44 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily driven by net downward adjustments (including impairment) related to equity investments without a readily determinable fair value during the year ended December 31, 2022, that did not reoccur during the current periods. The increase was partially offset by a decrease in income from equity method investments and a decrease in other gains on investments.
The provision for credit losses decreased $16 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. For the year ended December 31, 2023, the decrease in provision for credit losses was primarily driven by lower portfolio loan growth as compared to the same period in 2022 for Ally Lending and Ally Credit Card in addition to a provision benefit from the transfer of Ally Lending to held-for-sale, partially offset by higher net charge-offs within Ally Credit Card and Ally Lending. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $129 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase was primarily driven by increased compensation and benefits expense, inclusive of the restructuring charges associated with a workforce reduction and goodwill impairment from the transfer of our Ally Lending operations to held-for-sale, partially offset by lower other operating expenses.
Total assets were $42.2 billion as of December 31, 2023, compared to $41.6 billion as of December 31, 2022. Total assets include the amortized cost of the legacy mortgage portfolio of $225 million as of December 31, 2023, compared to $290 million at December 31, 2022.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

December 31, ($ in millions)	2023	2022
Cash and cash equivalents
Noninterest-bearing cash	$564	$451
Interest-bearing cash	5,889	4,628
Total cash and cash equivalents	6,453	5,079
Equity securities (a)	16	—
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,581	1,531
U.S. States and political subdivisions	268	286
Agency mortgage-backed residential	14,423	15,607
Mortgage-backed residential	—	4,064
Agency mortgage-backed commercial	3,758	3,535
Asset-backed	332	433
Total available-for-sale securities (amortized cost of $23,932 and $30,227)	20,362	25,456
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	826	884
Mortgage-backed residential (b)	3,824	—
Asset-backed retained notes	79	—
Total held-to-maturity securities (amortized cost of $4,680 and $1,062)	4,729	884
Total cash, cash equivalents, and securities	$31,560	$31,419
(a)Includes a $16 million investment in BHF as of December 31, 2023, which was recorded as a nonmarketable equity investment as of December 31, 2022, on the Consolidated Balance Sheet.
(b)Includes transfers of available-for-sale securities to held-to-maturity securities. Refer to Note 8 to the Consolidated Financial Statements for further information.
Other Investments
The following table summarizes other investments at carrying value for Corporate and Other. Refer to Note 1 to the Consolidated Financial Statements for further information on these investments.

December 31, ($ in millions)	2023	2022
Other assets
Investment in qualified affordable housing projects	$1,866	$1,596
Nonmarketable equity investments (a)	828	794
Equity-method investments (b)	602	563
Total other investments	$3,296	$2,953
(a)Includes a $19 million investment in BMC Holdco as of December 31, 2022, which was transferred to equity securities on the Consolidated Balance Sheet as of December 31, 2023.
(b)Primarily comprises 62 and 55 investments made in connection with our CRA program at December 31, 2023, and December 31, 2022, respectively. The carrying value of these investments was $595 million and $557 million at December 31, 2023, and December 31, 2022, respectively.
Nonmarketable equity investments and equity-method investments include strategic investments made through Ally Ventures. Ally Ventures identifies, invests in, and builds relationships with key startups. At December 31, 2023, the carrying value of investments made through Ally Ventures was $49 million, comprising 18 investments, as compared to $81 million comprising 18 investments at December 31, 2022. Refer to Note 13 to the Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Ally Invest
Ally Invest is our digital brokerage and advisory offering, which enables us to complement our competitive deposit products with low-cost and commission-free investing. The following table presents trading days and average customer trades per day, the number of funded accounts, total net customer assets, and total customer cash balances as of the end of each of the last five quarters.

	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Trading days (a)	62.5	62.5	62.0	62.0	62.5
Average customer trades per day, (in thousands)	23.4	24.9	26.2	29.1	27.1
Funded accounts (b) (in thousands)	523	524	521	523	518
Total net customer assets (b) ($ in millions)	$15,164	$13,981	$14,945	$14,060	$12,834
Total customer cash balances (b) ($ in millions)	$1,454	$1,363	$1,578	$1,622	$1,757
(a)Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across the brokerage, robo and advisory portfolios.
During the year ended December 31, 2023, total funded accounts increased 1% from the fourth quarter of 2022. Average customer trades per day decreased 14% from the fourth quarter of 2022, driven by continued lower customer engagement. Additionally, net customer assets increased 18% from the fourth quarter of 2022, as a result of changes in equity market valuations and total accounts.
Ally Lending
Ally Lending is our unsecured personal lending offering, which primarily serves home improvement and medical service providers by enabling promotional and fixed rate installment-loan products through a digital application process at point-of-sale. On December 31, 2023, we committed to sell our point-of-sale financing business, Ally Lending. For further information, refer to Note 2 to the Consolidated Financial Statements. Active merchants totaled approximately 2,400 as of December 31, 2023. Active borrowers totaled approximately 460,000 as of December 31, 2023.
The following table presents personal lending originations and average FICO® Score.

	2023		2022
Year ended December 31, ($ in millions)	Volume	Average FICO®	Volume (a)	Average FICO®
Total Personal Lending originations	$1,538	755	$2,131	736
(a)Includes loans for which we have elected the fair value option measurement during the year ended December 31, 2022.
During the year ended December 31, 2023, personal lending originations decreased $593 million to $1.5 billion, as compared to the year ended December 31, 2022.
We transferred our personal lending portfolio balance to assets of operations held-for-sale as of December 31, 2023. For further information, refer to Note 2 to the Consolidated Financial Statements. The associated yield was 9.9% for the year ended December 31, 2023, as compared to 11.3% for the year ended December 31, 2022. The decrease in yield for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to increased originations in the home improvement vertical, as well as a shift in origination mix to customers with higher average FICO® scores.
Ally Credit Card
Ally Credit Card is our scalable, digital-first credit card platform that features leading-edge technology, and proprietary, analytics-based underwriting and portfolio-management models. The following table presents total active cardholders and finance receivables and loans.

December 31,	2023	2022
Total active cardholders (in thousands)	1,222	1,042
Finance receivables and loans ($ in millions)	$1,990	$1,599

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
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities based on our reportable operating segments.

December 31, ($ in millions)	2023	2022
Finance receivables and loans
Automotive Finance (a)	$107,655	$102,070
Mortgage Finance	18,442	19,445
Corporate Finance	10,905	10,147
Corporate and Other (b)	2,437	4,086
Total finance receivables and loans	139,439	135,748
Loans held-for-sale
Automotive Finance	13	6
Mortgage Finance (c)	25	13
Corporate Finance	253	445
Corporate and Other (d)	2,049	190
Total loans held-for-sale	2,340	654
Total on-balance-sheet loans	141,779	136,402
Off-balance-sheet securitized loans
Automotive Finance	1,558	—
Whole-loan sales
Automotive Finance	956	227
Corporate and Other	125	103
Total off-balance-sheet loans (e)	2,639	330
Operating lease assets
Automotive Finance	9,171	10,444
Total operating lease assets	9,171	10,444
Total loan and operating lease exposure	$153,589	$147,176
(a)Includes a liability of $93 million and $617 million associated with fair value hedging adjustments at December 31, 2023, and December 31, 2022, respectively. Refer to Note 21 to the Consolidated Financial Statements for additional information.
(b)Includes $225 million and $290 million of consumer mortgage loans in our legacy mortgage portfolio at December 31, 2023, and December 31, 2022, respectively.
(c)Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.
(d)Includes $1.9 billion of assets of operations held-for-sale as of December 31, 2023. Refer to Note 2 to the Consolidated Financial Statements for additional information.
(e)Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
•Off-balance sheet securitized loans — Loans that we transfer off-balance sheet to nonconsolidated variable interest entities. Our exposure is primarily limited to customary representation and warranty provisions. Similar to finance receivables and loans, we manage the economic risks of these exposures through activities including servicing and collections.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. The unemployment rate remained low at 3.7% as of December 31, 2023. Sales of new light vehicles were higher than 2022, but slowed sequentially to an average annual rate of 15.5 million during the fourth quarter of 2023. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million in 2019, driving an increase in used vehicle values, as further described in the section below titled Operating Lease Vehicle Terminations and Remarketing. Additionally, used vehicle values may also be impacted by availability, the price of new vehicles, or changes in customer preferences. However, macroeconomic risks remain elevated.
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
During the year ended December 31, 2023, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, high-quality jumbo and LMI mortgage loans that are obtained through bulk loan purchases and direct-to-consumer mortgage originations, as well as point-of-sale personal lending through Ally Lending. We also offer revolving, unsecured loans through Ally Credit Card. The carrying value of our nonprime held-for-investment consumer automotive loans before allowance for loan losses represented approximately 10.3% and 10.6% of our total consumer automotive loans at December 31, 2023, and December 31, 2022, respectively. For information on our consumer

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2023	2022	2023	2022	2023	2022
Consumer automotive (c) (d)	$84,320	$83,286	$1,129	$1,187	$—	$—
Consumer mortgage
Mortgage Finance	18,442	19,445	41	34	—	—
Mortgage — Legacy	225	290	13	15	—	—
Total consumer mortgage	18,667	19,735	54	49	—	—
Consumer other
Personal Lending (e) (f)	—	1,987	—	13	—	—
Credit Card	1,990	1,599	92	43	—	—
Total consumer other	1,990	3,586	92	56	—	—
Total consumer finance receivables and loans	$104,977	$106,607	$1,275	$1,292	$—	$—
(a)Includes nonaccrual TDR loans of $684 million at December 31, 2022.
(b)Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements for additional information on our accounting policy for finance receivables and loans on nonaccrual status.
(c)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 21 to the Consolidated Financial Statements for additional information.
(d)Includes outstanding CSG loans of $10.2 billion and $10.0 billion at December 31, 2023, and December 31, 2022, respectively, and RV loans of $459 million and $578 million at December 31, 2023, and December 31, 2022.
(e)Personal Lending finance receivables and loans, net were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Consolidated Balance Sheet at December 31, 2023. Refer to Note 2 to the Consolidated Financial Statements for additional information.
(f)Excludes finance receivables of $3 million at December 31, 2022, for which we have elected the fair value option.
Total consumer finance receivables and loans decreased $1.6 billion at December 31, 2023, compared with December 31, 2022. The decrease for 2023 was primarily due to the transfer of personal lending finance receivables and loans to assets of operations held-for-sale as a result of our commitment to sell our Ally Lending business. Additionally, our consumer mortgage finance receivables and loans decreased $1.1 billion due to portfolio runoff outpacing originations and purchases. When interest rates rise, the likelihood of refinancing decreases and origination volumes tend to decrease. The decrease was partially offset by a $1.0 billion increase in consumer automotive finance receivables and loans, primarily due to loan originations outpacing portfolio runoff.
Total consumer nonperforming finance receivables and loans at December 31, 2023, decreased $17 million to $1.3 billion from December 31, 2022. Refer to Note 9 to the Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans was 1.2% at both December 31, 2023, and December 31, 2022.
Consumer automotive loans accruing and past due 30 days or more increased $768 million to $3.7 billion at December 31, 2023, compared with December 31, 2022, as delinquencies have increased amid deterioration in macroeconomic conditions, driven by persistent inflation. During the year ended December 31, 2023, we observed a slowing rate of increase in delinquency trends within our consumer automotive loan portfolio, as compared to 2022, as we continue to make adjustments to our underwriting strategies.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following tables include consumer net charge-offs and write-downs from transfers to loans held-for-sale from finance receivables and loans at amortized cost and related ratios.

Year ended December 31, 2023 ($ in millions)	Net charge-offs (recoveries)	Write-downs from transfers to held-for-sale (a) (b)	Total	Net charge-off ratios (c)	Combined ratios (d)
Consumer automotive	$1,491	$41	$1,532	1.8%	1.8%
Consumer mortgage
Mortgage — Legacy	(6)	—	(6)	(2.3)	(2.3)
Total consumer mortgage	(6)	—	(6)	—	—
Consumer other			—
Personal Lending	122	174	296	5.7	13.9
Credit Card	156	—	156	8.8	8.8
Total consumer other	278	174	452	7.1	11.6
Total consumer finance receivables and loans	$1,763	$215	$1,978	1.6	1.8
(a)Consumer automotive includes a $41 million reduction of allowance from the sales of retained interests related to securitizations during 2023, resulting in the deconsolidation of the assets and liabilities from our Consolidated Balance Sheet. Refer to Note 11 to the Consolidated Financial Statements for further information.
(b)Consumer other includes a $174 million reduction of allowance from transfers to held-for-sale related to Personal Lending. Refer to Note 2 to the Consolidated Financial Statements for additional information.
(c)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
(d)Net charge-off and write-downs from transfers to held-for-sale ratios are calculated as net charge-offs and write-downs from transfers to held-for-sale divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Year ended December 31, 2022 ($ in millions)	Net charge-offs (recoveries)	Write-downs from transfers to held-for-sale	Total	Net charge-off ratios (a)	Combined Ratios (b)
Consumer automotive	$785	$—	$785	1.0%	1.0%
Consumer mortgage
Mortgage — Legacy	(9)	—	(9)	(2.7)	(2.7)
Total consumer mortgage	(9)	—	(9)	—	—
Consumer other			—
Personal Lending	70	—	70	4.6	4.6
Credit Card	51	—	51	4.1	4.1
Total consumer other	121	—	121	4.4	4.4
Total consumer finance receivables and loans	$897	$—	$897	0.9	0.9
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
(b)Net charge-off and write-downs from transfers to held-for-sale ratios are calculated as net charge-offs and write-downs from transfers to held-for-sale divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
Our net charge-offs from total consumer finance receivables and loans were $1.8 billion for the year ended December 31, 2023, compared to net charge-offs of $897 million for the year ended December 31, 2022. Net charge-offs for our consumer automotive portfolio increased by $706 million for the year ended December 31, 2023, compared to 2022, as delinquencies have increased amid deterioration in macroeconomic conditions, driven by persistent inflation. During the year ended December 31, 2023, we observed a slowing rate of increase in delinquency trends within our consumer automotive loan portfolio, as compared to 2022, as we continue to make adjustments to our underwriting strategies.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

Year ended December 31, ($ in millions)	2023	2022
Consumer automotive (a)	$37,994	$42,923
Consumer other (b) (c) (d)	1,538	2,131
Consumer mortgage (e)	955	3,255
Total consumer loan originations	$40,487	$48,309
(a)Includes loans purchased under forward flow agreements with automotive retailers, as well as $871 million of loans originated as held-for-sale for the year ended December 31, 2023, and $237 million for the year ended December 31, 2022.
(b)Includes loans related to our Personal Lending portfolio for which we have elected the fair value option measurement during the year ended December 31, 2022.
(c)Includes originations related to our Personal Lending portfolio, which were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Consolidated Balance Sheet at December 31, 2023. Refer to Note 2 to the Consolidated Financial Statements for additional information.
(d)Excludes credit card loans, which are revolving in nature.
(e)Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $812 million of loans originated as held-for-sale for the year ended December 31, 2023, and $2.1 billion for the year ended December 31, 2022.
Total consumer loan originations decreased $7.8 billion for the year ended December 31, 2023, as compared to 2022. The decrease was primarily due to decreased loan originations within the consumer automotive portfolio, as a result of our dynamic underwriting strategies, including strategic pricing and curtailment actions to optimize our risk appetite and returns. The decrease was also impacted by decreased loan originations within the consumer mortgage portfolio, due to a higher interest rate environment.
The following table shows the percentage of consumer finance receivables and loans by state concentration based on amortized cost.

	December 31, 2023 (a)			December 31, 2022
	Consumer automotive	Consumer mortgage	Consumer other (b)	Consumer automotive	Consumer mortgage	Consumer other (c)
California	8.5%	39.2%	9.4%	8.7%	38.8%	8.4%
Texas	13.7	7.3	7.6	13.6	7.3	7.7
Florida	9.5	6.5	9.0	9.5	6.6	7.8
Pennsylvania	4.5	2.1	4.2	4.5	2.1	4.6
Georgia	4.1	2.9	3.7	4.1	2.9	3.5
North Carolina	4.3	1.9	2.9	4.1	1.9	4.6
New York	3.7	1.9	5.4	3.6	1.9	4.8
Illinois	3.3	2.8	4.6	3.5	2.8	4.3
New Jersey	3.2	2.4	3.7	3.2	2.4	3.6
Ohio	3.4	0.4	4.5	3.4	0.4	3.6
Other United States	41.8	32.6	45.0	41.8	32.9	47.1
Total consumer loans	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2023.
(b)Excludes Personal Lending finance receivables and loans, which were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Consolidated Balance Sheet at December 31, 2023. Refer to Note 2 to the Consolidated Financial Statements for additional information.
(c)Excludes $3 million of finance receivables at December 31, 2022, for which we have elected the fair value option.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.4% and 26.5% of our total outstanding consumer finance receivables and loans at December 31, 2023, and December 31, 2022, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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
Repossessed automotive loan assets in our Automotive Finance operations were $235 million and $183 million at December 31, 2023, and December 31, 2022, respectively, and foreclosed mortgage assets were $1 million and $2 million at December 31, 2023, and December 31, 2022.

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
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming (a)		Accruing past due 90 days or more (b)
December 31, ($ in millions)	2023	2022	2023	2022	2023	2022
Commercial
Commercial and industrial
Automotive	$18,700	$14,595	$18	$5	$—	$—
Other (c)	9,712	9,154	98	157	—	—
Commercial real estate	6,050	5,389	3	—	—	—
Total commercial finance receivables and loans	$34,462	$29,138	$119	$162	$—	$—
(a)Includes nonaccrual TDR loans of $157 million at December 31, 2022.
(b)Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements for additional information on our accounting policy for finance receivables and loans on nonaccrual status.
(c)Other commercial and industrial primarily includes senior secured commercial lending largely associated with our Corporate Finance operations.
Total commercial finance receivables and loans outstanding increased $5.3 billion from December 31, 2022, to $34.5 billion at December 31, 2023. Results were primarily driven by a $4.6 billion increase in our Automotive Finance segment, primarily within the commercial and industrial receivables class.
Total commercial nonperforming finance receivables and loans were $119 million at December 31, 2023, reflecting an decrease of $43 million compared to December 31, 2022. The decrease was primarily due to the charge-off of certain specific exposures within our Corporate Finance segment during the year ended December 31, 2023. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans was 0.3% and 0.6% at December 31, 2023, and December 31, 2022, respectively.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2023	2022	2023	2022
Commercial
Commercial and industrial
Automotive	$23	$(1)	0.1%	—%
Other	101	57	1.1	0.7
Commercial real estate	—	(1)	—	—
Total commercial finance receivables and loans	$124	$55	0.4	0.2
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
Our net charge-offs from total commercial finance receivables and loans were $124 million for the year ended December 31, 2023, compared to net charge-offs of $55 million for the year ended December 31, 2022. The increase for the year ended December 31, 2023, was primarily driven by the charge-off of specific exposures within our Corporate Finance and Automotive Finance operations, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans was $6.1 billion and $5.4 billion at December 31, 2023, and December 31, 2022, respectively, which represented 4.3% and 4.0% of total outstanding finance receivables and loans at December 31, 2023, and December 31, 2022. There was $4.6 billion and $4.2 billion of commercial real estate loans included in the Automotive Finance segment at December 31, 2023, and December 31, 2022, respectively, and $1.3 billion and $1.1 billion of commercial real estate loans included in the Corporate Finance segment at December 31, 2023, and December 31, 2022.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

December 31,	2023	2022
Florida	17.6%	17.9%
Texas	13.6	14.9
California	7.9	8.4
Ohio	5.9	4.2
Michigan	5.4	4.2
North Carolina	5.0	5.3
New York	4.5	6.3
Tennessee	3.7	1.2
Georgia	3.0	3.1
Missouri	2.8	2.6
Other United States	30.6	31.9
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures decreased $516 million from December 31, 2022, to $2.1 billion at December 31, 2023. The decrease in total criticized exposures was primarily driven by a decrease in Special Mention loans within the commercial and industrial portfolio class of our Automotive Finance and Corporate Finance operations. Total criticized exposures were 6.2% and 9.1% of total commercial finance receivables and loans at December 31, 2023, and December 31, 2022, respectively, representing strong overall credit performance as the commercial loan portfolio continues to grow.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

December 31,	2023	2022
Industry
Automotive	54.0%	53.4%
Electronics	13.4	11.9
Services	12.8	6.5
Other	19.8	28.2
Total commercial criticized finance receivables and loans	100.0%	100.0%
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
in model performance. Additionally, we perform a sensitivity analysis of our allowance utilizing varying macroeconomic scenarios, as described further within Critical Accounting Estimates — Allowance for Credit Losses within the MD&A.
Through December 31, 2023, forecasted economic variables incorporated into our quantitative allowance processes were updated to include the current macroeconomic environment and our future expectations reflecting slow GDP growth in the near term. This included (but was not limited to) the following: the unemployment rate rising to approximately 4.5% in the fourth quarter of 2024, before reverting to the historical mean of approximately 6.0% by the fourth quarter of 2026, GDP growth slowing as measured on a quarter-over-quarter seasonally adjusted annualized rate basis through the second quarter of 2024, before reverting to the historical mean of approximately 2.0% by the fourth quarter of 2026, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis of approximately 16 million units through the fourth quarter of 2024, before reverting to the historical mean of 15 million units by the fourth quarter of 2026. Additionally, we maintain a qualitative allowance framework to account for ongoing uncertainty and volatility in the macroeconomic environment (including the impact of inflationary pressures) that could adversely impact frequency of loss and LGD. Our overall allowance for loan losses decreased $124 million from the prior year to $3.6 billion at December 31, 2023, representing 2.6% and 2.7% as a percentage of total finance receivables at December 31, 2023, and December 31, 2022, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the years ended December 31, 2023, and December 31, 2022, respectively.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at January 1, 2023	$3,020	$27	$426	$3,473	$238	$3,711
Charge-offs (b)	(2,284)	(3)	(303)	(2,590)	(130)	(2,720)
Recoveries	793	9	25	827	6	833
Net charge-offs	(1,491)	6	(278)	(1,763)	(124)	(1,887)
Write-downs from transfers to held-for-sale (c) (d)	(41)	—	(174)	(215)	—	(215)
Provision for credit losses
Provision due to change in portfolio size	80	(1)	57	136	16	152
Provision due to incremental charge-offs	1,491	(6)	278	1,763	124	1,887
Provision due to all other factors	24	(4)	(16)	4	(64)	(60)
Total provision for credit losses (e)	1,595	(11)	319	1,903	76	1,979
Other	—	(1)	—	(1)	—	(1)
Allowance at December 31, 2023	$3,083	$21	$293	$3,397	$190	$3,587
Net charge-offs to average finance receivables and loans outstanding for the year ended December 31, 2023	1.8%	—%	7.1%	1.6%	0.4%	1.4%
Net charge-offs and write-downs from transfers to held-for-sale to average finance receivables and loans outstanding for the year ended December 31, 2023	1.8%	—%	11.6%	1.8%	0.4%	1.5%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2023 (f)	273.0%	39.6%	317.8%	266.5%	160.2%	257.4%
Nonaccrual loans to finance receivables and loans outstanding at December 31, 2023	1.3%	0.3%	4.6%	1.2%	0.3%	1.0%
Ratio of allowance for loan losses to annualized net charge-offs at December 31, 2023	2.1	(3.7)	1.1	1.9	1.5	1.9
Ratio of allowance for loan losses to annualized net charge-offs and write-downs from transfers to held-for-sale at December 31, 2023	2.0	(3.7)	0.6	1.7	1.5	1.7
(a)Includes Credit Card and Personal Lending.
(b)Refer to Note 1 to the Consolidated Financial Statements for information regarding our charge-off policies.
(c)Consumer automotive includes a $41 million reduction of allowance from the sales of retained interests related to securitizations during 2023, resulting in the deconsolidation of the assets and liabilities from our Consolidated Balance Sheet. Refer to Note 11 to the Consolidated Financial Statements for further information.
(d)Consumer other includes a $174 million reduction of allowance from transfers to held-for-sale related to Personal Lending. Refer to Note 2 to the Consolidated Financial Statements for additional information.
(e)Excludes $11 million of benefit for credit losses related to our reserve for unfunded commitments. The liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Consolidated Balance Sheet, excluding $5 million related to Personal Lending, which was transferred to liabilities of operations held-for-sale as of December 31, 2023. Refer to Note 2 to the Consolidated Financial Statements for further information.
(f)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at January 1, 2022	$2,769	$27	$221	$3,017	$250	$3,267
Charge-offs (b)	(1,434)	(3)	(133)	(1,570)	(58)	(1,628)
Recoveries	649	12	12	673	3	676
Net charge-offs	(785)	9	(121)	(897)	(55)	(952)
Provision due to change in portfolio size	196	3	182	381	33	414
Provision due to incremental charge-offs	785	(9)	121	897	55	952
Provision due to all other factors	55	(2)	23	76	(46)	30
Total provision for credit losses (c)	1,036	(8)	326	1,354	42	1,396
Other	—	(1)	—	(1)	1	—
Allowance at December 31, 2022	$3,020	$27	$426	$3,473	$238	$3,711
Net charge-offs to average finance receivables and loans outstanding for the year ended December 31, 2022	1.0%	—%	4.4%	0.9%	0.2%	0.7%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2022 (d)	254.3%	54.3%	n/m	268.7%	147.4%	255.2%
Nonaccrual loans to finance receivables and loans outstanding at December 31, 2022	1.4%	0.3%	1.6%	1.2%	0.6%	1.1%
Ratio of allowance for loan losses to annualized net charge-offs at December 31, 2022	3.8	(3.0)	3.5	3.9	4.3	3.9
n/m = not meaningful
(a)Includes Credit Card and Personal Lending.
(b)Refer to Note 1 to the Consolidated Financial Statements for information regarding our charge-off policies.
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
The allowance for consumer loan losses as of December 31, 2023, decreased $76 million compared to December 31, 2022, reflecting a decrease of $133 million in the consumer other allowance, along with a decrease of $6 million in our consumer mortgage allowance, partially offset by an increase of $63 million in the consumer automotive allowance. The decrease in the consumer other allowance was primarily driven by the transfer of the Personal Lending portfolio to held-for-sale. Refer to Note 2 to the Consolidated Financial Statements for further information. The increase in our consumer automotive allowance was primarily driven by portfolio growth, partially offset by a reduction of allowance from the deconsolidation of securitizations during 2023.
The allowance for commercial loan losses as of December 31, 2023, decreased $48 million compared to December 31, 2022. The decrease was primarily driven by the charge-off of specific reserves in our Corporate Finance operations, partially offset by portfolio growth in our Automotive Finance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

Year ended December 31, ($ in millions)	2023	2022	2021
Consumer automotive	$1,595	$1,036	$104
Consumer mortgage
Mortgage Finance	(3)	3	(1)
Mortgage — Legacy	(8)	(11)	(13)
Total consumer mortgage	(11)	(8)	(14)
Consumer other
Personal Lending	102	161	55
Credit Card	217	165	108
Total consumer other	319	326	163
Total consumer	1,903	1,354	253
Commercial
Commercial and industrial
Automotive	23	1	(30)
Other	56	46	39
Commercial real estate	(3)	(5)	(21)
Total commercial	76	42	(12)
Total provision for loan losses (a)	$1,979	$1,396	$241
(a)Excludes $11 million of benefit for credit losses related to our reserve for unfunded commitments during the year ended December 31, 2023, and $3 million of provision for credit losses related to our reserve for unfunded commitments during the year ended December 31, 2022.
The provision for consumer credit losses increased $549 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in provision for consumer credit losses for the year ended December 31, 2023, was primarily driven by higher net charge-offs across our consumer portfolios.
The provision for commercial credit losses increased $34 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in provision for commercial credit losses during the year ended December 31, 2023, was primarily driven by reserve reductions in the year ended December 31, 2022, related to reserves established at the onset of the COVID-19 pandemic within our Corporate Finance operations that did not reoccur, in addition to higher provisions on specific exposures within our Automotive Finance operations during the year ended December 31, 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by loan portfolio class.

	2023			2022
December 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer automotive	$3,083	3.7	85.9	$3,020	3.6	81.4
Consumer mortgage
Mortgage Finance	18	0.1	0.5	22	0.1	0.6
Mortgage — Legacy	3	1.3	0.1	5	1.8	0.1
Total consumer mortgage	21	0.1	0.6	27	0.1	0.7
Consumer other
Personal Lending (a)	—	—	—	194	9.8	5.2
Credit Card	293	14.7	8.2	232	14.5	6.3
Total consumer other	293	14.7	8.2	426	11.9	11.5
Total consumer loans	3,397	3.2	94.7	3,473	3.3	93.6
Commercial
Commercial and industrial
Automotive	15	0.1	0.4	14	0.1	0.4
Other	142	1.5	4.0	188	2.1	5.0
Commercial real estate	33	0.5	0.9	36	0.7	1.0
Total commercial loans	190	0.6	5.3	238	0.8	6.4
Total allowance for loan losses	$3,587	2.6	100.0	$3,711	2.7	100.0
(a)Personal lending assets were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Consolidated Balance Sheet at December 31, 2023. Refer to Note 2 to the Consolidated Financial Statements for additional information.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
In some instances, reinsurance is used to reduce the risk associated with volatile business lines, such as catastrophe risk in vehicle inventory insurance. Our vehicle inventory insurance product is covered by aggregate excess-of-loss protection, which provides coverage for the accumulation of weather-related losses that exceed pre-determined retention levels. In addition, loss control techniques such as storm path monitoring to assist dealers in preparing for severe weather help to mitigate loss potential. The level of reinsurance utilized will depend on the assessment of market pricing for such protection, the size and composition of our insured risks and our overall risk appetite. In certain cases, we choose not to obtain reinsurance protection if the cost is perceived to outweigh the benefits of such protection.
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
The impact of changes in benchmark interest rates on our balance sheet represents an exposure to market risk and can affect our expected earnings. We primarily use interest rate derivatives to manage our interest rate risk exposure.
During 2023, the Federal Reserve further increased the federal funds target range to 5.25–5.50% in response to elevated inflation levels. Increased federal funds target rates led to pricing impacts across the balance sheet. Refer to the section below titled Net Financing Revenue Sensitivity Analysis for additional information on how future rate changes may impact net financing revenue.
The fair value of our spread-sensitive assets is also exposed to spread risk. Spread is the amount of additional return over the benchmark interest rates that an investor would demand for taking exposure to primarily credit and liquidity risk of an instrument. Generally, an increase in spreads would result in a decrease in fair value measurement.
We are also exposed to marginal foreign-currency risk primarily from Canadian denominated assets and liabilities. We enter into foreign currency hedges to mitigate foreign exchange risk.
We have exposure to changes in the value of equity securities with readily determinable fair values primarily related to our Insurance operations. For such equity securities, we use equity derivatives to manage our exposure to equity price fluctuations.
As part of our CRA program, we make investments in CRA-eligible funds that do not qualify for LIHTCs. Many of these CRA funds feature private equity or venture capital structures and are accounted for using the equity method of accounting. We recognize our share of the investee’s earnings based on the performance of the funds. We recognized a loss of $25 million related to these investments during the year ended December 31, 2023, primarily due to broader real estate market trends adversely impacting certain real estate funds. There were no indications of impairment within our portfolio of CRA-eligible funds as of December 31, 2023.
In addition, we are exposed to changes in the value of other nonmarketable equity investments without readily determinable fair market values, which may cause volatility in our earnings.
As of December 31, 2023, we had $3.8 billion of cumulative net unrealized losses on our investment securities. During the year ended December 31, 2023, we recorded $260 million of net unrealized gains on our available-for-sale securities. Unrealized gains and losses are recorded in other comprehensive income (loss) within our Consolidated Statement of Comprehensive Income (Loss), and are generally not realized unless we sell the securities prior to their stated maturity date. In the fourth quarter of 2023, non-agency mortgage-backed residential securities with a fair value of $3.6 billion were transferred from available-for-sale to held-to-maturity. At the time of the transfer, $911 million of unrealized losses were retained in accumulated other comprehensive loss on our Consolidated Balance Sheet. The transfer of these securities to held-to-maturity reduces our exposure to fluctuations in accumulated other comprehensive loss on our Consolidated Balance Sheet that can result from unrealized losses on available-for-sale securities due to changes in market interest rates. As of December 31, 2023, and December 31, 2022, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For the year ended December 31, 2023, management determined that there were no expected credit losses for available-for-sale securities in an unrealized loss position. Refer to Note 8 and Note 18 to the Consolidated Financial Statements for additional information.
The composition of our balance sheet, including shorter-duration fixed-rate consumer automotive loans and variable-rate commercial loans, along with our primary funding source of retail deposits, partially mitigates market risk. Additionally, we maintain risk-management controls that measure and monitor market risk using a variety of analytical techniques including market value and sensitivity analysis. Refer to Note 21 to the Consolidated Financial Statements for additional information. For information regarding our insured and uninsured deposit liabilities, refer to the section below titled Response to Banking Industry Failures.

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

December 31, ($ in millions)	2023	2022
Financial instruments exposed to changes in:
Interest rates
Estimated fair value	(a)	(a)
Effect of 10% adverse change in rates	(a)	(a)
Foreign-currency exchange rates
Estimated fair value	$357	$394
Effect of 10% adverse change in rates	(14)	(10)
Equity prices
Estimated fair value (b)	$928	$819
Effect of 10% decrease in prices	(93)	(79)
(a)Refer to the section below titled Net Financing Revenue Sensitivity Analysis for information on the interest rate sensitivity of our financial instruments.
(b)Primarily includes $810 million and $681 million of equity securities at December 31, 2023, and December 31, 2022, respectively, and $102 million and $123 million of equity securities without a readily determinable fair value at December 31, 2023, and December 31, 2022. For additional information on equity securities without a readily determinable fair value, refer to Note 13 to the Consolidated Financial Statements.
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
Simulation results are driven by underlying models and assumptions that are based on trend behavior and other historical information. The underlying models and assumptions, including retail deposit pricing, are regularly monitored and evaluated, and may be updated accordingly as observed trends materialize. As a result, if future trends or behaviors deviate from those reflected in the models, actual sensitivities may vary—perhaps significantly—from those that are modeled. For example, the pace and magnitude of changes in the federal-funds rate during the last two years has challenged models like ours whose historical data is largely derived from a more stable rate environment. During the fourth quarter of 2023, we updated our liquid deposit repricing assumptions, increasing our liability sensitivity to instantaneous rate increases. Actual sensitivities may differ for other reasons as well, including unplanned changes in balance sheet composition, timing of asset and liability repricing, the yield curve, customer behavior, macroeconomic conditions, the competitive environment, and management strategies. Accordingly, we do not treat the sensitivities as forecasts of net financing revenue but instead use them as a tool in managing interest rate risk.
In a stable rate scenario that assumes spot rates as of December 31, 2023, remain constant through the simulation, net financing revenue over the next 12 months is expected to increase by $16 million versus the baseline forecast, due to the shape of the implied forward curve.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various parallel shocks to the implied forward curve as of December 31, 2023, and December 31, 2022.

	December 31, 2023		December 31, 2022
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$150	$23	$18	$(76)
+100 basis points	88	3	3	(37)
-100 basis points	(96)	(107)	(21)	21
(a)Gradual changes in interest rates are recognized over 12 months.
Since December 31, 2022, the implied forward curve has further inverted as market expectations of short-term rates have increased. During 2023, our floating-rate commercial balances and cash balances increased, and we saw a shift from liquid deposits to CDs. Additionally, we increased our pay-fixed swap position, and incrementally added interest rate floor contracts that will provide benefit in certain lower-rate scenarios. The impact of these changes is reflected in our baseline net financing revenue forecast. As of December 31, 2023, we view the balance sheet as being modestly asset-sensitive in the near-term to changes in interest rates, as we expect the assumed repricing of our assets and pay-fixed swaps to modestly outpace the assumed repricing of our liabilities. Within the 12-month horizon, we expect the balance sheet to revert to liability sensitive.
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
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. Our operating lease portfolio, net of accumulated depreciation was $9.2 billion and $10.4 billion as of December 31, 2023, and December 31, 2022, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $7.4 billion and $8.3 billion as of December 31, 2023, and December 31, 2022, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within this MD&A.
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

Year ended December 31,	2023	2022	2021
Off-lease vehicles terminated (in units)	109,756	110,634	127,708
Average gain per vehicle ($ per unit)	$1,923	$1,533	$2,693
Method of vehicle sales
Sale to dealer, lessee, and other	76%	88%	64%
Auction
Internet	18	9	29
Physical	6	3	7
We recognized an average gain per vehicle of $1,923 for the year ended December 31, 2023, compared to an average gain per vehicle of $1,533 and $2,693 in 2022 and 2021, respectively. The increase in remarketing performance during the year ended December 31, 2023, as compared to 2022, was primarily due to normalizing volume trends in the contractually priced buyout channels. Off-lease vehicles sold to lessees and dealers decreased 14% for the year ended December 31, 2023, as compared to 2022.
Operating Lease Portfolio Mix
The following table presents the concentration of our outstanding operating leases exposures by OEM.

December 31,	2023	2022	2021
Stellantis	77%	78%	81%
GM	5	4	3
Other OEM-franchised dealers	18	18	16
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

December 31,	2023	2022	2021
Sport utility vehicle	68%	63%	59%
Truck	28	31	34
Car	4	6	7
Business/Strategic Risk
Business/strategic risk is embedded in every facet of our organization and is one of our primary risk types. It is the risk resulting from the pursuit of business activities that turn out to be unsuccessful due to a variety of both controllable and non-controllable factors. We aim to mitigate this risk within our business lines through portfolio diversification, product innovations to meet ever-changing customer expectations, risk and control assessments on new products and services prior to launch, monitoring of the execution of our strategic and capital plan, and a focus on efficiency and cost control.
Our strategic plan is reviewed and approved annually by our Board, as are the capital plan and financial business plan. With oversight by our Board, executive management and business lines seek to execute our strategic plan within the risk appetite approved by the RC. The executive management team continuously monitors business performance throughout the year to assess strategic risk and identify early warning signals so that risks can be proactively managed. Executive management regularly reviews actual performance versus the plan, updates our Board via reporting routines, and implements changes as deemed appropriate.
Significant strategic actions, such as capital actions, material acquisitions or divestitures, and recovery and resolution plans are reviewed and approved by our Board as required. At the business level, as we introduce new products and services, we proactively assess the impact on our risk profile and then monitor performance relative to expectations for time periods commensurate with the risk-based assessment. With oversight by our Board, executive management evaluates changes to the financial forecast and risk, capital, and liquidity positions throughout the year and takes actions to mitigate risks accordingly. Ally’s risk management and planning routines help to ensure strategic objectives complement the enterprise’s capital management priorities, including prudent balance sheet growth, meeting internal and regulatory capital requirements, and managing to an appropriate level of excess capital.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
•Human capital risk — The risk caused by high turnover, inadequate or improper staffing levels, departure/unavailability of key personnel, or inadequate training and includes our exposure to worker’s compensation and employment litigation. Refer to the Item 1. Human Capital & Additional Information for further discussion.
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
Model Risk
Model risk is the potential for adverse consequences from decisions based on incorrect or misused model assumptions, inputs, outputs, and reports. This risk may include fundamental errors within the model that produce inaccurate outputs or that the model is used incorrectly or inappropriately.
Ally business lines and support functions use models to inform business decisions over a wide range of activities, including estimation of credit losses, stress testing and scenario analysis, credit underwriting, balance sheet management, risk management, insurance risk, and identification of potential fraud and money laundering events. We manage risk through a comprehensive and risk-sensitive framework designed to establish expectations and roles and responsibilities for all model stakeholders. An independent MRM function establishes and maintains governance and oversight over all models throughout the model lifecycle that includes development, implementation, use, validation, ongoing monitoring, recalibration, and decommission.
The model risk management function’s specific responsibility includes maintaining a centralized inventory of all models in production, under development, or recently retired; performing independent validation and annual review testing to verify that models are built as intended, conceptually sound, and appropriate for their intended use; monitoring ongoing model performance to identify potential model degradation; and producing risk appetite metrics and key risk indicators for consumption by Board-level and management-level risk committees. The MVG within the MRM function is a team of risk professionals with advanced degrees in the areas of economics, econometrics, mathematical finance, and statistics. MVG also has subject matter expertise in model validation, model development, analytics, data science, artificial intelligence, and anti-money laundering and fraud detection.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The Model Risk Committee is a management committee responsible for monitoring Ally’s model risk exposure, and making decisions on changes to the Enterprise Model Risk Management Policy and risk appetite metrics related to model risk. It has a voting membership that includes the Chief Risk Officer, model risk management function senior leaders, and executives from independent risk management and business line risk management. Key model risk updates and risk appetite metrics are also reported to the Executive Risk Management Committee and the RC.
Information Technology/Cybersecurity Risk
Risk Management and Strategy
Information technology/cybersecurity is one of our primary risks, which we define as risks resulting from the failure of, or insufficiency in, information technology (for example, a system outage) or intentional or accidental unauthorized access, sharing, removal, tampering, or disposal of company and customer data or records. We and our service providers rely extensively on digital communications, data management, and other operating systems and infrastructure to conduct our business and operations. Failures or disruptions to these systems, including cloud-based services, or infrastructure from cyberattacks or other events may impede our ability to conduct business and operations and may result in business, reputational, financial, regulatory, or other harm. We and other financial institutions continue to be the target of various cyberattacks, including through phishing, the introduction of malware, denial-of-service, or other means. These cyberattacks often are intended to disrupt the operations of financial institutions or obtain confidential, proprietary, or other information or assets of Ally, our customers, employees, or other third parties with whom we transact. Refer to the Risk Factors section for additional information on our information technology/cybersecurity risks.
Information technology/cybersecurity risk management is part of our broader enterprise risk-management framework described earlier in Risk Management, including the multiple layers of defense described there. We seek to minimize the occurrence and impact of unauthorized access, disruption, alteration, or compromise of our systems and information through real-time review and monitoring of our cybersecurity-risk exposures and the implementation of processes and controls to manage those risks. In addition, we make investments in people, processes, and technology to assist us in our efforts to prevent, monitor, and respond to cybersecurity incidents.
More specifically, information technology/cybersecurity operational metrics and data are monitored on an ongoing basis and assessed against established risk-appetite limits. An inventory of information technology/cybersecurity processes, risks, and controls is maintained, which is derived utilizing regulatory and industry guidance, including the Federal Financial Institutions Examination Council Information Technology Examination Handbook and the National Institute of Standards and Technology Cybersecurity Framework. This inventory is used to assist in the identification and assessment of information technology/cybersecurity risks. In addition, cybersecurity teams managed by our CISO are responsible for the ongoing assessment of information technology/cybersecurity risks that pertain to their areas of responsibility.
We have adopted a CSRP, which provides a structured approach for our response to cybersecurity incidents. The CSRP describes internal roles and responsibilities and describes the operational coordination among internal cybersecurity teams, application owners, business partners and other stake holders to detect and respond to cybersecurity incidents promptly, mitigate the impact of them, and resume normal operations. Our business-continuity and crisis-management plans also address cybersecurity incidents as appropriate.
We regularly assess threats and vulnerabilities to our environment utilizing various resources including independent third-party assessments to evaluate the effectiveness of our layered system of controls. This includes routinely engaging third-party experts to perform comprehensive institutional-wide simulations for senior management, which evaluates our preparedness to respond to crisis-level events, including cybersecurity incidents. Third parties are also engaged to conduct cybersecurity penetration testing to assist us in identifying system vulnerabilities. We actively partner with other industry peers in order to share knowledge and information to further our security environment and invest in training and employee awareness regarding cyber-related risks.
Our business lines are actively engaged in overseeing our third-party service providers. Our Enterprise TPRM Policy establishes requirements and practices used to oversee and manage the activities of third parties with whom Ally has a relationship, under which we identify, measure, monitor, and manage third-party risk (including information technology/cybersecurity risks) in alignment with our strategic objectives and in compliance with applicable law. Any identified threats, vulnerabilities, or cybersecurity incidents are addressed as appropriate through the CSRP or our business-continuity and crisis-management plans, as described earlier.
Cybersecurity and the continued enhancement of our controls, processes, and systems to protect our technology infrastructure, customer information, and other proprietary information or assets remain a critical and ongoing priority. We recognize that cyber-related risks continue to evolve, including through the emergence of artificial intelligence, and have become increasingly sophisticated. As a result we continuously evaluate the adequacy of our preventive and detective measures. As a further protective measure, we maintain insurance coverage that, subject to terms and conditions, may cover certain aspects of cybersecurity and information risks. However, such insurance may not be sufficient to cover all losses.
We have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect, Ally or its business strategy, results of operations, or financial condition. However, we face ongoing cybersecurity threats and there can be no assurances we will not be materially impacted in the future. Refer to the Risk Factors section for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Governance
Our Board is actively involved in the oversight of Ally’s information technology/cybersecurity risk-management program, including through the RC and TC. The RC has primary oversight responsibility for our risk-management framework and sets the risk appetite across Ally. The TC assists the Board in overseeing information-technology and information-security risks (including cybersecurity) and our management of the risks commensurate with our structure, risk profile, complexity, activities, and size. To this end, the TC periodically reviews and approves policies addressing information-technology and information-security risks and reviews reports and trends on Ally’s information-technology and information-security risks—including those involving cybersecurity, data management and protection, and crisis management—and receives reports from management on its actions to assess, monitor, and control those risks. The RC reviews reports and other information from the TC in approving our information-technology and information-security risk appetite and in exercising oversight of our independent risk-management program. Senior management briefs the RC, the TC, or the Board on information-technology and information-security matters at least quarterly and identified cybersecurity incidents are reported to the Board as deemed appropriate pursuant to our business-continuity and crisis-management plans.
Risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. More specifically, our Enterprise Risk Management Committee is responsible for supporting the Chief Risk Officer’s oversight of senior management’s responsibility to execute on our strategy within our risk appetite set by the RC, and the Chief Risk Officer’s implementation of our independent risk-management. Our Technology and Security Risk Management Committee, which reports to our Enterprise Risk Management Committee, provides oversight of senior management’s responsibility to manage and measure information technology/cybersecurity risks against the established risk appetite and monitors compliance with legal requirements and regulatory commitments. For additional information on the role of management in monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents, refer to the Risk Management and Strategy section above.
Our CIDDO, who brings to Ally more than 20 years of technology leadership experience in complex businesses, is responsible for overseeing all of Ally’s technical and digital capabilities, including cybersecurity and infrastructure. Our CISO, who reports to the CIDDO, is principally responsible for managing and implementing our cybersecurity program. Our CIDDO and CISO collectively possess substantial expertise in the areas of information technology, information security, and cybersecurity risk management. Our CISO, who has over 27 years of experience within the financial-services industry, is supported by employees involved in the management of information security/cybersecurity risks that possess experience across a variety of areas.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
As the impacts of climate change become more evident, we have recognized (1) the importance of understanding, preparing for and taking timely preventive action against potentially material climate-change impacts, (2) increasing investor demand for consistent and comparable climate-change risk data, (3) shifting federal policy focus as a result of rejoining the Paris Climate Agreement and an increase in regulatory discussion about potential requirements and oversight, and (4) that Ally’s commitment to “Do It Right” extends to the conservation of environmental resources to promote a sustainable future for our customers, employees, stockholders, and the communities in which we live and operate. Ally is committed to developing a comprehensive enterprise sustainability strategy focusing on greater data collection, aggregation, and analysis, with the goal of aligning with the recommendations from the TCFD in assessing and reporting on our exposures to climate-related risks and opportunities consistent with the financial industry. In 2023, Ally:
•Submitted our annual CDP (formally the Carbon Disclosure Project) climate change questionnaire.
•Achieved third-party verification to a limited level of assurance using ISO 14064-3 for our 2022 greenhouse gas emissions.
•Executed Ally's operational carbon neutrality strategy for fiscal year 2022 Scope 1 and 2 emissions for the third consecutive year through a combined purchase of carbon offsets and Green-e Energy Certified renewable energy credits.
•Leveraged initial climate risk identification efforts, aligned to the Enterprise Risk Management framework, as well as climate scenario analysis, to begin evaluating Ally’s potential climate risk exposure, both physical and transition, across material risk types, and continued the development of an appropriate risk mitigation strategy.
•Initiated a new relationship with an independent sustainability ratings and assessment provider to begin evaluating the sustainability performance of certain third parties within our supply chain.
•Focused on improving operational sustainability through strategic initiatives, including centralized trash and composting, installation of solar panels and additional EV charging stations, more efficient HVAC units, and promotion of biodiversity through landscape redesign with native species.
•Launched a community apiary in April 2023 that features educational programming to emphasize the importance of biodiversity in an era of climate change.
•Continued to support environmental volunteerism through Green Teams, an employee network of volunteers dedicated to sustainability. During 2023, Green Teams completed over 3,500 volunteer hours, which is a 52% increase as compared to 2022.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Liquidity Management, Funding, and Regulatory Capital
Overview
The purpose of liquidity management is to enable us to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under both normal operating conditions as well as periods of economic or financial stress. Our primary objective is to maintain cost-effective, stable and diverse sources of funding capable of sustaining the organization throughout all market cycles. Sources of funding include both retail and brokered deposits and secured and unsecured market-based funding across various maturity, interest rate, and investor profiles. Additional liquidity is available through a pool of unencumbered highly liquid securities, repurchase agreements, advances from the FHLB of Pittsburgh, and the FRB Discount Window.
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
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2026). Refer to Note 15 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of December 31, 2023. In recent years, we have become less reliant on market-based funding, reducing our exposure to disruptions in wholesale funding markets.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table summarizes our total available liquidity.

December 31, ($ in millions)	2023	2022
Liquid cash and equivalents (a)	$6,468	$5,111
FHLB unused pledged borrowing capacity (b)	10,333	11,148
Unencumbered highly liquid securities (c)	20,627	22,155
FRB Discount Window pledged capacity (d)	26,025	2,038
Total available liquidity	$63,453	$40,452
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
(d)Pledged assets are composed of consumer automotive finance receivables and loans. Refer to Note 15 to the Consolidated Financial Statements for information on assets pledged to the FRB.
Recent Funding and Liquidity Developments
Key funding highlights from January 1, 2023, to date were as follows:
•In February 2023, Ally Financial Inc. accessed the unsecured debt capital markets and raised $500 million through the issuance of subordinated notes. In June 2023, Ally Financial Inc. raised $850 million through the issuance of unsecured senior notes. In December 2023, Ally Financial Inc. raised $750 million through the issuance of unsecured senior notes. Based on the proposed rule requiring Category II, III, and IV firms to maintain minimum amounts of eligible long-term debt, we would expect all three issuances to qualify under the requirement for covered bank holding companies. Refer to the section below titled Response to Banking Industry Failures for more information about the proposed rule.
•We raised $1.8 billion through the completion of term securitization transactions backed by consumer automotive loans.
•We issued $13.1 billion of brokered CDs.
•We increased our total available funding capacity through the FRB Discount Window by $24.0 billion during the year ended December 31, 2023, to $26.0 billion as of December 31, 2023. The increase in FRB Discount Window capacity reflects our strategy to maintain increased contingent liquidity following the bank failures of early 2023 and to further align with the Addendum to the Interagency Policy Statement on Funding and Liquidity Risk Management: Importance of Contingency Funding Plans released in July 2023.
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
Our liquidity position fundamentally differs from those of SVB and Signature before their failures. For example, approximately 93% of total deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of December 31, 2023, compared to 12% for SVB and 10% for Signature as of December 31, 2022. Additionally, our deposit portfolio is primarily composed of granular and diversified retail customer accounts, as opposed to SVB and Signature who had large uninsured commercial deposits. Because of the market turbulence and uncertainty, however, we activated existing internal incident response procedures specifically designed to increase governance and monitoring of Ally Bank’s depositor behavior, liquidity position, and risk exposure, including frequent ongoing dialogue with the Board and supervisory authorities.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
We also took specific funding actions. Even before these failures, in response to the unprecedented pace of monetary tightening in 2022 and the resultant macroeconomic uncertainty, we had increased cash and available liquidity. Refer to the section above titled Recent Funding Developments. After the failures, we continued to do so by optimizing brokered CD issuances, borrowing from the FHLB, managing securities collateral pledged to the FHLB, maintaining competitive retail deposit pricing, and managing new loan origination volumes. We had $63.5 billion of total available liquidity as of December 31, 2023, which included $10.3 billion of available FHLB capacity and $26.0 billion of available FRB Discount Window capacity. Refer to the section above titled Liquidity Risk Management. FHLB funding provides us with a stable funding source and can be drawn upon on a same-day basis if sufficiently secured with available collateral.
In support of American businesses and households, the FRB created the BTFP in March 2023 to make additional funding available to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all of their depositors. The BTFP is a further source of liquidity against high-quality securities and contributes to financial stability by eliminating a bank’s need to quickly sell those securities in times of stress. Under the BTFP, depository institutions may borrow funds by pledging collateral eligible for purchase by the FRB in open market operations, such as U.S. Treasuries and agency debt and mortgage-backed securities, in each case valued at par. In January 2024, the FRB announced that the BTFP will cease making new loans as scheduled on March 11, 2024. We did not borrow from the BTFP through December 31, 2023. As of December 31, 2023, we had $26.0 billion in total available funding capacity through the FRB Discount Window, with no debt outstanding during the year ended December 31, 2023.
Following the failures of SVB and Signature, on May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. The FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank to assume all the deposits and substantially all the assets of First Republic Bank. We continue to monitor and assess the impact of these failures on Category IV firms, like Ally.
In April 2023, in a statement accompanying the review of the FRB’s supervision and regulation of SVB, FRB Vice Chair for Supervision Barr highlighted a plan to revisit the Tailoring Rules and develop stronger capital, liquidity, stress-testing, and other standards for Category IV firms like Ally. In July 2023, the U.S. banking agencies issued a proposed rule to customize and implement revisions to the global Basel III capital framework that were approved by the Basel Committee in December 2017 (commonly known as the Basel III endgame or as Basel IV). For regulatory capital, the proposed rule would eliminate the effect of the Tailoring Rules by requiring the recognition of most elements of accumulated other comprehensive income and loss and the application of deductions, limitations, and criteria for specified capital investments, minority interests, and TLAC holdings. For each of the risk-based capital ratios, a large banking organization, like Ally, would calculate and be bound by the lower of two alternatives: one version of the ratio based on an expanded risk-based approach prescribed in the proposed rule and one version of the ratio based on the standardized approach as modified by the proposed rule. All capital buffer requirements, including the stress capital buffer requirement, would apply regardless of whether the expanded risk-based approach or the standardized approach produces the lower ratio. Under the expanded risk-based approach, total RWAs would equal the sum of the RWAs for credit risk, equity risk, operational risk, market risk, and CVA risk as set forth in the proposed rule minus any amount of the banking organization’s adjusted allowance for credit losses that is not included in Tier 2 capital and any amount of allocated transfer risk reserves. Under the standardized approach, total RWAs would be calculated using the existing rules with a revised methodology for determining RWAs for market risk, and a required application of the standardized approach for counterparty credit risk for derivative exposures. Category IV firms would be further required under the proposed rule to project their risk-based capital ratios under baseline conditions in their capital plans and related reports using the RWA-calculation approach that results in their binding risk-based capital ratios as of the start of the projection horizon. The proposed rule also would roll back additional elements of the Tailoring Rules by applying to Category IV firms the supplementary leverage ratio, the countercyclical capital buffer, and enhanced public disclosure and reporting requirements. Under the proposed rule, a three-year transition period from July 1, 2025, to June 30, 2028, would apply to the recognition of accumulated other comprehensive income and loss in regulatory capital and the use of the expanded risk-based approach. The phase-in of accumulated other comprehensive income and loss is expected to significantly affect our levels of regulatory capital. While we believe that this would be manageable, we also anticipate that our levels of regulatory capital would need to be gradually increased in advance of and during the proposed transition period. As for the proposed changes to RWAs, while we continue to evaluate the effects of individual provisions and the interplay among them as well as potential management actions in response, the impact is not currently expected to be significant in the aggregate if the proposed rule were adopted in its existing form. Since the proposed rule was issued, we have been engaged with research and advocacy groups to inform the rulemaking process and better understand the impacts of the proposed rule on banking organizations of various sizes and complexities—as well as the competitive environment more broadly—and likewise encourage the U.S. banking agencies to closely study these impacts and their wider implications.
In August 2023, the U.S. banking agencies issued a proposed rule to improve the resolvability of Category IV firms, like Ally. The proposed rule would require Category II, III, and IV firms, their large consolidated banks, and other institutions to issue and maintain minimum amounts of eligible long-term debt in an amount that is the greater of (i) 6 percent of total RWAs, (ii) 3.5 percent of average total consolidated assets, and (iii) 2.5 percent of total leverage exposure. Covered insured depository institutions, like Ally Bank, that are consolidated subsidiaries of covered entities, like Ally, would be required to issue eligible long-term debt internally to a company that consolidates the covered insured depository institution, which would in turn be required to purchase that long-term debt. Only long-term debt instruments that are most readily able to absorb losses in a resolution proceeding would qualify, and the operations of covered entities would be subject to clean-holding-company requirements such as prohibitions and limitations on their liabilities to unaffiliated entities. Under the proposed rule, a transition period would apply with 25, 50, and 100 percent of the long-term-debt requirements coming into effect by the end

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
of the first, second, and third years, respectively, after finalization of the rule. We are still assessing the impact of this proposed rule but, due to the current structure and amount of debt instruments issued by Ally and Ally Bank, we expect it to significantly affect us.
Whether and when final rules related to these proposals may be adopted and take effect, as well as what changes to the proposed rules may be reflected in any final rules after the comment periods, remain unclear. Also, beyond these proposed rules, more stringent and less tailored liquidity, stress-testing, and other standards for Category IV firms, like Ally, may be forthcoming, including those that may reinstate the LCR, require more rigorous liquidity stress testing, and return Ally to supervisory stress testing on an annual cycle. Refer to Note 20 to the Consolidated Financial Statements for additional information.
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
On November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDI Act in connection with the receiverships of SVB and Signature. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. Under the rule, the assessment base is the estimated uninsured deposits that an IDI reported in its Consolidated Reports of Condition and Income (“Call Report”) at December 31, 2022, excluding the first $5 billion in estimated uninsured deposits. The special assessments will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period, and impose a final shortfall special assessment on a one-time basis. Ally expects the special assessments to be tax deductible. The total of the assessments for Ally, based on Ally Bank’s uninsured deposits as of December 31, 2022, is estimated at $38 million, and such amount was recorded as an expense in the quarter of adoption (the quarter ending December 31, 2023).
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	On-balance-sheet funding		% Share of funding
December 31, ($ in millions)	2023	2022	2023	2022
Deposits	$154,666	$152,297	88	88
Debt
Secured financings	10,443	$10,124	6	6
Institutional term debt	9,815	9,678	6	6
Retail term notes	609	359	—	—
Total debt (a)	20,867	20,161	12	12
Total on-balance-sheet funding	$175,533	$172,458	100	100
(a)Includes hedge basis adjustments as described in Note 21 to the Consolidated Financial Statements.
Refer to Note 15 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at December 31, 2023.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including savings accounts, money-market demand accounts, CDs, interest-bearing spending accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which we believe, at scale, are the most efficient and stable source of funding for us when compared to other funding sources. Retail deposits constituted 81% of our total funding sources at December 31, 2023. In addition, we utilize brokered deposits, which are obtained through third-party intermediaries.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Total uninsured deposits as calculated per regulatory guidance includes affiliate and intercompany deposits, which we believe have different risk profiles than other uninsured deposits. The amounts presented below remove affiliate and intercompany deposits from total uninsured deposits. We believe that the presentation of uninsured deposits adjusted for the impact of the affiliate deposits provides enhanced clarity of uninsured deposits at risk.

	2023		2022
December 31, ($ in millions)	Amount	Percentage of total deposits	Amount	Percentage of total deposits
Uninsured deposits
Total uninsured deposits, as calculated per regulatory guidelines	$16,895	11%	$19,303	13%
Less: Affiliate and intercompany deposits	5,313	4%	4,072	3%
Total uninsured deposits, excluding affiliate and intercompany deposits	$11,582	7%	$15,231	10%
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Total primary retail deposit customers (in thousands)	3,040	2,989	2,894	2,808	2,681
Deposits ($ in millions)
Retail	$142,265	$140,100	$138,983	$138,497	$137,684
Brokered	11,000	11,264	13,677	13,801	12,590
Other (a)	1,401	1,471	1,650	1,715	2,023
Total deposits	$154,666	$152,835	$154,310	$154,013	$152,297
(a)Other deposits include mortgage escrow deposits. Other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.3 billion as of both December 31, 2023, and September 30, 2023, $1.5 billion as of both June 30, 2023, and March 31, 2023, and $1.8 billion as of December 31, 2022.
During the year ended December 31, 2023, our total deposit base increased $2.4 billion, and we added approximately 359,000 retail deposit customers, ending with approximately 3.0 million retail deposit customers as of December 31, 2023. Total retail deposits increased $4.6 billion during the year ended December 31, 2023, bringing the total retail deposits portfolio to $142.3 billion as of December 31, 2023, primarily driven by an increase in retail deposit customers. We have maintained competitive deposit rates in response to higher benchmark interest rates and changes in product offerings by banks and nonbanks. Additionally, brokered deposits decreased $1.6 billion during the year ended December 31, 2023. During the year ended December 31, 2023, our CD deposit liabilities increased $13.9 billion and our savings, money market, and spending account deposit liabilities decreased $11.4 billion. This trend was primarily due to customer migration from liquid savings to fixed-rate CDs, as observed across the industry. Overall, strong customer acquisition and retention rates continue to deliver a favorable funding mix.
Following the failures of SVB and Signature, we briefly experienced elevated two-way deposit flows. Uninsured deposit outflows were more than offset by inflows from new and existing customers. Approximately 92% of retail deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of December 31, 2023. Our total available liquidity exceeded our uninsured retail deposit liabilities by $51.9 billion as of December 31, 2023.
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
These SPEs are separate legal entities that assume the risks and rewards of ownership of the receivables they hold. The assets of the SPEs are not available to satisfy our claims or those of our creditors. In addition, the SPEs do not invest in our equity or in the equity of any of our affiliates. Our economic exposure related to the SPEs is generally limited to retained interests, and customary representation, warranty, and covenant provisions. We manage securitization execution risk by maintaining a diverse domestic and foreign investor base.
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
During the year ended December 31, 2023, we raised $1.8 billion through the completion of two term securitization transactions backed by consumer automotive loans, initially accounted for as secured borrowings. Subsequently, we sold initially retained interests in these transactions. As a result of these incremental sales, we deconsolidated $1.7 billion of consumer automotive loans from our Consolidated Balance Sheet.
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans and investment securities. As of December 31, 2023, we had pledged $27.9 billion of assets to the FHLB resulting in $18.5 billion in total funding capacity with $8.2 billion of debt outstanding.
At December 31, 2023, $69.5 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
Unsecured Financings
We have long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $609 million of retail term notes outstanding at December 31, 2023. The remainder of our unsecured debt is composed of institutional term debt. In February 2023, we accessed the unsecured debt capital markets and raised $500 million through the issuance of subordinated notes. In June 2023, we raised $850 million through the issuance of unsecured senior notes. In December 2023, we raised $750 million through the issuance of unsecured senior notes. Refer to Note 15 to the Consolidated Financial Statements for additional information about our outstanding long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of December 31, 2023, we had $747 million debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. The FRB, however, is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. As of December 31, 2023, we had assets pledged and restricted as collateral to the FRB totaling $34.0 billion, resulting in $26.0 billion in total funding capacity with no debt outstanding. For information on our ability to access the BTFP, refer to the section above titled Response to Banking Industry Failures.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both December 31, 2023, and December 31, 2022, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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
Ally Financial Inc. • Form 10-K
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

Year ended December 31, ($ in millions)	2023	2022	2021
Net financing loss and other interest income (a)	$(945)	$(1,000)	$(1,070)
Dividends from bank subsidiaries	1,350	3,150	3,450
Dividends from nonbank subsidiaries	250	1	27
Total other revenue	169	103	243
Total net revenue	824	2,254	2,650
Provision for credit losses	(13)	(32)	(106)
Total noninterest expense	465	665	650
Income from continuing operations before income tax benefit	372	1,621	2,106
Income tax benefit from continuing operations (b)	(408)	(253)	(412)
Net income from continuing operations	780	1,874	2,518
Loss from discontinued operations, net of tax	(2)	(1)	(5)
Net income (c)	$778	$1,873	$2,513
(a)Net financing loss and other interest income is primarily driven by interest expense on long-term debt.
(b)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and consolidated tax adjustments. The income tax benefit excludes tax effects on dividends from subsidiaries.
(c)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

December 31, ($ in millions)	2023	2022
Total assets (a)	$7,242	$5,467
Total liabilities	$11,671	$10,996
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
Net cash provided by operating activities was $4.7 billion and $6.2 billion for the years ended December 31, 2023, and 2022, respectively. Operating cash inflows were lower versus the prior year due to unfavorable market conditions as a result of the current macroeconomic environment. Refer to the Consolidated Results of Operations section of this MD&A for further discussion.
Net cash used in investing activities was $7.3 billion and $17.3 billion for the years ended December 31, 2023, and 2022, respectively. The change was primarily due to a $6.0 billion decrease in net cash outflows related to loans held-for-investment and a $3.5 billion decrease in net cash outflows related to available-for-sale securities.
Net cash provided by financing activities for the year ended December 31, 2023, was $3.8 billion, compared to $11.6 billion for the same period in 2022. The change was primarily attributable to a decrease in net cash inflows of $8.4 billion from deposits and a decrease of $1.5 billion related to short-term borrowings. The decrease was partially offset by lower repurchases of common stock of $1.6 billion.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
with our risks and above the minimum regulatory capital ratios, will serve as a source of strength to Ally Bank, and will maintain sufficient capital to continue our operations by maintaining ready access to funding, meeting our obligations to creditors and other counterparties, and continuing to serve as a credit intermediary.
The Tailoring Rules align capital planning, supervisory stress testing, and stress capital buffer requirements for large banking organizations, like Ally. As a Category IV firm, Ally is expected to have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which Ally would not generally be subject to the supervisory stress test. Refer to the section titled Basel Capital Framework in Note 20 to the Consolidated Financial Statements for further discussion about our stress capital buffer requirements. During a year in which Ally does not undergo a supervisory stress test, we would receive an updated stress capital buffer requirement only to reflect our updated planned common-stock dividends. Ally was subject to the 2022 supervisory stress test and did not elect to participate in the 2023 supervisory stress test.
On January 10, 2022, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of our common stock from time to time from the first quarter of 2022 through the fourth quarter of 2022 subject to restrictions imposed by the FRB, and an increase in our cash dividend on common stock from $0.25 per share for the fourth quarter of 2021 to $0.30 per share for the first quarter of 2022. During the year ended December 31, 2022, we repurchased $1.65 billion of common stock under our stock-repurchase program. Since the commencement of our initial stock-repurchase program in the third quarter of 2016, we have reduced the number of outstanding shares of our common stock by 37%, from 484 million as of June 30, 2016, to 302 million as of December 31, 2023. Except for repurchases made of shares withheld to cover income taxes owed by participants in our share-based incentive plans, we did not make any common-stock repurchases in 2023, and at this time, the Board has not authorized a stock-repurchase program for 2024.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Regulatory Capital
We became subject to U.S. Basel III on January 1, 2015, although a number of its provisions—including capital buffers and certain regulatory capital deductions—were subject to phase-in periods. For further information on U.S. Basel III, refer to the section titled Regulation and Supervision in Part I, Item I of this report, and Note 20 to the Consolidated Financial Statements. The following table presents selected regulatory capital data under U.S Basel III.

December 31, ($ in millions)	2023	2022
Common Equity Tier 1 capital ratio	9.36%	9.27%
Tier 1 capital ratio	10.76%	10.72%
Total capital ratio	12.41%	12.21%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	8.67%	8.65%
Total equity	$13,766	$12,859
CECL phase-in adjustment (b)	591	887
Preferred stock (c)	(2,324)	(2,324)
Goodwill and certain other intangibles	(731)	(902)
Deferred tax assets arising from net operating loss and tax credit carryforwards (d)	(10)	(4)
AOCI-related adjustments (e)	3,837	4,076
Common Equity Tier 1 capital	15,129	14,592
Preferred stock (c)	2,324	2,324
Other adjustments	(61)	(49)
Tier 1 capital	17,392	16,867
Qualifying subordinated debt and other instruments qualifying as Tier 2	694	416
Qualifying allowance for loan losses and other adjustments	1,969	1,926
Total capital	$20,055	$19,209
Risk-weighted assets (f)	$161,601	$157,346
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
(c)Refer to Note 17 to the Consolidated Financial Statements for additional details about our non-cumulative perpetual preferred stock.
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
As illustrated by the issuer ratings above, as of December 31, 2023, Ally holds an investment-grade rating from all the respective nationally recognized rating agencies.
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
Insurance Financial Strength Ratings
Substantially all of our Insurance operations have an FSR and an ICR from A.M. Best. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business, as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance have guidelines requiring high FSR ratings. On September 21, 2023, A.M. Best upgraded the FSR for Ally Insurance Group to A (excellent) from A- (excellent), upgraded the ICR to a (excellent) from a- (excellent), and maintained a Stable outlook.
Critical Accounting Estimates
Accounting policies are integral to understanding our MD&A. The preparation of financial statements in accordance with U.S. GAAP requires management to make certain judgments and assumptions, on the basis of information available at the time of the financial statements, in determining accounting estimates used in the preparation of these statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Certain of our critical accounting policies requiring significant management assumptions and judgment are described in this section. An accounting estimate is considered critical if the estimate requires management to make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Our management has discussed the development, selection, and disclosure of these critical accounting estimates with the AC, and the AC has reviewed our disclosure relating to these estimates.
Allowance for Loan Losses
We maintain an allowance for loan losses (the allowance) to reflect the net amount expected to be collected from our lending portfolios. The allowance is maintained at a level that management considers to be adequate based upon ongoing assessments and evaluations using relevant available information. We maintain a governance and internal control framework to support the establishment of our allowance, and models used in that allowance process are regularly assessed through ongoing performance monitoring routines that are reviewed by the model risk management function. The allowance is measured using statistically estimated models that are designed to correlate customer and collateral quality, as well as certain macroeconomic variables to expected future credit losses. The macroeconomic data used in the models is based on forecasted variables for the next 12 months. Beyond this forecast period, we revert to a historical average for each of the variables on a straight-line basis over 24 months. Our baseline macroeconomic forecast is consistent with the 50th percentile in a distribution of possible economic outcomes.
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
As of December 31, 2023, results of this sensitivity analysis indicate that the downside scenario would increase our allowance for loan losses by 10% and the alternative unfavorable scenario would increase our allowance for loan losses by 13%. These results are estimates that are directly tied to the timing, severity, and duration of changes in the independently and instantaneously shocked macroeconomic scenario. Actual loss sensitivities and resulting estimates of consolidated allowance for loan losses may be influenced by numerous other factors including, but not limited to, the actual evaluation of macroeconomic conditions, the underlying performance of our portfolios relative to historical loss experience, future government and management actions, and other quantitative and qualitative information and adjustments. Therefore, this sensitivity analysis is hypothetical and is not intended to represent our expectation of changes in our estimate of expected credit losses due to a change in the macroeconomic environment.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Lessees have the first opportunity to purchase the off-lease vehicle at the end of the lease term for the price stated in the lease agreement. If the lessee declines to purchase the off-lease vehicle, the dealer is offered the opportunity to purchase the vehicle directly from us at a price we define. If both the lessee and the dealer decline their options to purchase, we remarket the off-lease vehicle at auction. At this point, we are exposed to a risk of loss. If the realized values of our leased vehicles were to decline 1% below our estimated realizable values, we would incur $73 million of incremental depreciation expense over the remaining life of our operating lease portfolio on a scheduled termination basis. Additionally, this is based on the improbable event that all vehicles were remarketed at auction due to lessees and dealers foregoing their purchase options.
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
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We currently hold deferred tax asset attributes related to net operating tax loss and foreign tax credit carryforwards. We perform regular assessments to determine whether our tax attributes are realizable. As of December 31, 2023, we continue to believe it is more likely than not that the benefit for certain foreign tax credit carryforwards and state net operating loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on these deferred tax assets relating to these carryforwards and it is reasonably possible that the valuation allowance may change in the next 12 months.
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
Net Interest Margin Table
The following table presents an analysis of net yield on interest-earning assets (or net interest margin) for the periods shown.

	2023			2022			2021
Year ended December 31, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate
Assets
Interest-bearing cash and cash equivalents	$7,261	$332	4.57%	$3,886	$54	1.38%	$12,855	$15	0.12%
Investment securities (b)	30,157	980	3.25	33,527	804	2.40	35,100	579	1.65
Loans held-for-sale, net	417	34	8.24	616	31	5.06	487	18	3.77
Finance receivables and loans, net (b) (c) (d)	138,136	11,020	7.98	128,178	8,099	6.32	114,420	6,468	5.65
Investment in operating leases, net (e)	9,941	690	6.93	10,656	682	6.41	10,518	980	9.32
Other earning assets	704	42	5.96	870	37	4.27	693	21	2.92
Total interest-earning assets	186,616	13,098	7.02	177,733	9,707	5.46	174,073	8,081	4.64
Noninterest-bearing cash and cash equivalents	322			416			514
Other assets	11,044			10,442			9,098
Allowance for loan losses	(3,782)			(3,439)			(3,193)
Total assets	$194,200			$185,152			$180,492
Liabilities and equity
Interest-bearing deposit liabilities (b)	$152,915	$5,819	3.81%	$142,987	$1,987	1.39%	$138,947	$1,045	0.75%
Short-term borrowings	1,383	73	5.27	4,292	107	2.49	201	1	0.31
Long-term debt (b)	19,226	1,001	5.21	16,683	763	4.58	17,620	860	4.88
Total interest-bearing liabilities	173,524	6,893	3.97	163,962	2,857	1.74	156,768	1,906	1.22
Noninterest-bearing deposit liabilities	172			193			157
Total funding sources	173,696	6,893	3.97	164,155	2,857	1.74	156,925	1,906	1.22
Other liabilities (f)	6,940	4	n/m	6,606	—	n/m	6,855	8	n/m
Total liabilities	180,636			170,761			163,780
Total equity	13,564			14,391			16,712
Total liabilities and equity	$194,200			$185,152			$180,492
Net financing revenue and other interest income		$6,201			$6,850			$6,167
Net interest spread (g)			3.05%			3.72%			3.42%
Net yield on interest-earning assets (h)			3.32%			3.85%			3.54%
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
(d)Includes the average balances of finance receivables and loans, net that were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Consolidated Balance Sheet at December 31, 2023. Refer to Note 2 to the Consolidated Financial Statements for additional information.
(e)Yield includes gains on the sale of off-lease vehicles of $211 million, $170 million, and $344 million, for the years ended December 31, 2023, 2022, and 2021, respectively. Excluding gains on the sale of off-lease vehicles, the annualized yield would be 4.81%, for both the years ended December 31, 2023, and 2022, and 6.05%, for the year ended December 31, 2021.
(f)Represents interest expense on tax liabilities included in other liabilities on the Consolidated Balance Sheet. The interest expense on tax liabilities is included in the net yield on interest-earning assets and excluded from the interest spread. For more information on our accounting policies regarding income taxes, refer to Note 1 to the Consolidated Financial Statements.
(g)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(h)Net yield on interest-earning assets represents net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents an analysis of the change in net financing revenue and other interest income due to the change in volume and yield/rate.

	2023 vs. 2022 Increase (decrease) due to (a)			2022 vs. 2021 (Decrease) increase due to (a)
Year ended December 31, ($ in millions)	Volume	Yield/rate	Total	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$47	$231	$278	$(10)	$49	$39
Investment securities	(81)	257	176	(26)	251	225
Loans held-for-sale, net	(10)	13	3	5	8	13
Finance receivables and loans, net	629	2,292	2,921	778	853	1,631
Investment in operating leases, net	(46)	54	8	13	(311)	(298)
Other earning assets	(7)	12	5	5	11	16
Total interest-earning assets			$3,391			$1,626
Liabilities
Interest-bearing deposit liabilities	$138	$3,694	$3,832	$30	$912	$942
Short-term borrowings	(73)	39	(34)	20	86	106
Long-term debt	116	122	238	(46)	(51)	(97)
Total interest-bearing liabilities			4,036			951
Other liabilities	n/m	n/m	4	n/m	n/m	(8)
Net financing revenue and other interest income			$(649)			$683
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

December 31, 2023 ($ in millions)	Due in one year or less (a)	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total (b)
Consumer automotive (c) (d)	$1,014	$46,940	$36,432	$—	$84,386
Consumer mortgage
Mortgage Finance	—	14	534	17,894	18,442
Mortgage — Legacy	—	1	183	41	225
Total consumer mortgage	—	15	717	17,935	18,667
Consumer other
Credit Card	1,990	—	—	—	1,990
Total consumer other	1,990	—	—	—	1,990
Total consumer	3,004	46,955	37,149	17,935	105,043
Commercial
Commercial and industrial
Automotive	17,181	611	908	—	18,700
Other	1,052	7,888	750	22	9,712
Commercial real estate	456	3,370	2,211	13	6,050
Total commercial	18,689	11,869	3,869	35	34,462
Total finance receivables and loans (e)	$21,693	$58,824	$41,018	$17,970	$139,505
(a)Includes loans with revolving terms (for example, wholesale floorplan loans, which are included within commercial and industrial, and credit cards).
(b)Loan maturities are based on the remaining maturities under contractual terms.
(c)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $66 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at December 31, 2023. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 21 to the Consolidated Financial Statements for additional information.
(d)Includes RV loans. RV lending was discontinued in 2018.
(e)Excludes Personal Lending finance receivables and loans within consumer other, which were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Consolidated Balance Sheet at December 31, 2023. Refer to Note 2 to the Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K

	Loans due after one year (a)
December 31, 2023 ($ in millions)	Loans at fixed interest rates	Loans at variable interest rates	Total
Consumer automotive (b)	$83,372	$—	$83,372
Consumer mortgage
Mortgage Finance	18,022	420	18,442
Mortgage — Legacy	65	160	225
Total consumer mortgage	18,087	580	18,667
Total consumer	101,459	580	102,039
Commercial
Commercial and industrial
Automotive	1,093	426	1,519
Other	98	8,562	8,660
Commercial real estate	4,033	1,561	5,594
Total commercial	5,224	10,549	15,773
Total finance receivables and loans (c)	$106,683	$11,129	$117,812
(a)Loan maturities are based on the remaining maturities under contractual terms.
(b)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $66 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at December 31, 2023. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 21 to the Consolidated Financial Statements for additional information.
(c)Excludes Personal Lending finance receivables and loans within consumer other, which were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Consolidated Balance Sheet at December 31, 2023. Refer to Note 2 to the Consolidated Financial Statements for additional information.
Deposit Liabilities
The following table presents the average balances and interest rates paid for our deposit liabilities.

	2023		2022
Year ended December 31, ($ in millions)	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate
Noninterest-bearing deposits	$172	—%	$193	—%
Interest-bearing deposits
Savings, money market, and checking accounts	100,999	3.74	105,798	1.36
Certificates of deposit (b)	51,916	3.92	37,189	1.47
Total deposit liabilities	$153,087	3.80	$143,180	1.39
(a)Average balances are calculated using an average daily balance methodology.
(b)Includes brokered certificates of deposit average balance of $12.3 billion and $5.5 billion as of December 31, 2023, and 2022, respectively.
The following table presents the amounts of uninsured certificates of deposit, segregated by time remaining until maturity.

December 31, 2023 ($ in millions)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured certificates of deposit	$1,101	$840	$2,121	$1,253	$5,315
As of December 31, 2023, we had $11.6 billion of deposit liabilities that are estimated to be uninsured. In some instances, deposits in excess of federal insurance limits may be insured based upon the number of account owners, beneficiaries, and accounts held.

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
Based on the assessment performed, management concluded that as of December 31, 2023, Ally’s internal control over financial reporting was effective based on the COSO criteria.
The effectiveness of our internal controls over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ DOUGLAS R. TIMMERMAN	/S/ RUSSELL E. HUTCHINSON
Douglas R. Timmerman	Russell E. Hutchinson
Interim Chief Executive Officer	Chief Financial Officer
February 20, 2024	February 20, 2024

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Ally Financial Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2023, and 2022, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The allowance for loan losses (“allowance”) is management’s estimate of expected credit losses in the lending portfolio. The consumer automotive portfolio represents approximately 60% of the total finance receivables and loans balance and the amount of the allowance associated with the consumer automotive portfolio is based on its relevant risk characteristics and represents approximately 86% of the total allowance of the Company. The determination of the appropriate level of the allowance for the consumer automotive portfolio inherently involves a high degree of subjectivity and requires significant estimates of credit risks using both quantitative and qualitative analyses.
The allowance is maintained at a level that management considers to be adequate based upon ongoing assessments and evaluations using relevant available information, which includes both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts of future economic conditions. The Company uses a proprietary statistical model to estimate the quantitative component of the consumer automotive allowance. In addition, management takes into consideration relevant qualitative factors that have occurred but are not yet reflected in the model estimate.
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

Detroit, Michigan
February 20, 2024
We have served as the Company’s auditor since at least 1936; however, an earlier year could not be reliably determined.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Ally Financial Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 20, 2024, expressed an unqualified opinion on those financial statements.
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

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 20, 2024

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2023	2022	2021
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$11,020	$8,099	$6,468
Interest on loans held-for-sale	34	31	18
Interest and dividends on investment securities and other earning assets	1,022	841	600
Interest on cash and cash equivalents	332	54	15
Operating leases	1,550	1,596	1,550
Total financing revenue and other interest income	13,958	10,621	8,651
Interest expense
Interest on deposits	5,819	1,987	1,045
Interest on short-term borrowings	73	107	1
Interest on long-term debt	1,001	763	860
Interest on other	4	—	8
Total interest expense	6,897	2,857	1,914
Net depreciation expense on operating lease assets	860	914	570
Net financing revenue and other interest income	6,201	6,850	6,167
Other revenue
Insurance premiums and service revenue earned	1,271	1,151	1,117
Gain on mortgage and automotive loans, net	16	52	87
Loss on extinguishment of debt	—	—	(136)
Other gain (loss) on investments, net	144	(120)	285
Other income, net of losses	582	495	686
Total other revenue	2,013	1,578	2,039
Total net revenue	8,214	8,428	8,206
Provision for credit losses	1,968	1,399	241
Noninterest expense
Compensation and benefits expense	1,901	1,900	1,643
Insurance losses and loss adjustment expenses	422	280	261
Goodwill impairment	149	—	—
Other operating expenses	2,691	2,507	2,206
Total noninterest expense	5,163	4,687	4,110
Income from continuing operations before income tax expense	1,083	2,342	3,855
Income tax expense from continuing operations	61	627	790
Net income from continuing operations	1,022	1,715	3,065
Loss from discontinued operations, net of tax	(2)	(1)	(5)
Net income	$1,020	$1,714	$3,060
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions, except per share data; shares in thousands) (a)	2023	2022	2021
Net income from continuing operations attributable to common stockholders	$912	$1,605	$3,008
Loss from discontinued operations, net of tax	(2)	(1)	(5)
Net income attributable to common stockholders	$910	$1,604	$3,003
Basic weighted-average common shares outstanding (b)	303,751	316,690	362,583
Diluted weighted-average common shares outstanding (b)	305,135	318,629	365,180
Basic earnings per common share
Net income from continuing operations	$3.00	$5.07	$8.30
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)
Net income	$3.00	$5.06	$8.28
Diluted earnings per common share
Net income from continuing operations	$2.99	$5.04	$8.24
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)
Net income	$2.98	$5.03	$8.22
Cash dividends declared per common share	$1.20	$1.20	$0.88
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.
Refer to Note 19 for additional earnings per share information. The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Comprehensive Income (Loss)
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2023	2022	2021
Net income	$1,020	$1,714	$3,060
Other comprehensive income (loss), net of tax
Investment securities
Available-for-sale securities
Net unrealized gains (losses) arising during the period	260	(3,982)	(656)
Net unrealized loss on securities transferred to held-to-maturity	693	—	—
Less: Net realized gains reclassified to net income	4	18	79
Net change	949	(4,000)	(735)
Held-to-maturity securities
Net unrealized loss on securities transferred from available-for-sale	(693)	—	—
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(11)	—	—
Net change	(682)	—	—
Translation adjustments
Net unrealized gains (losses) arising during the period	5	(8)	—
Net investment hedges
Net unrealized (losses) gains arising during the period	(2)	7	—
Translation adjustments and net investment hedges, net change	3	(1)	—
Cash flow hedges
Net unrealized losses arising during the period	(16)	(2)	—
Less: Net realized gains reclassified to net income	11	15	47
Net change	(27)	(17)	(47)
Defined benefit pension plans
Net unrealized gains (losses) arising during the period	—	2	(8)
Less: Net realized losses reclassified to net income	—	(115)	(1)
Net change	—	117	(7)
Other comprehensive income (loss), net of tax	243	(3,901)	(789)
Comprehensive income (loss)	$1,263	$(2,187)	$2,271
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
Ally Financial Inc. • Form 10-K

December 31, ($ in millions, except share data)	2023	2022
Assets
Cash and cash equivalents
Noninterest-bearing	$638	$542
Interest-bearing	6,307	5,029
Total cash and cash equivalents	6,945	5,571
Equity securities	810	681
Available-for-sale securities (amortized cost of $28,416 and $34,863)	24,415	29,541
Held-to-maturity securities (fair value of $4,729 and $884)	4,680	1,062
Loans held-for-sale, net	400	654
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	139,439	135,748
Allowance for loan losses	(3,587)	(3,711)
Total finance receivables and loans, net	135,852	132,037
Investment in operating leases, net	9,171	10,444
Premiums receivable and other insurance assets	2,749	2,698
Other assets	9,395	9,138
Assets of operations held-for-sale	1,975	—
Total assets	$196,392	$191,826
Liabilities
Deposit liabilities
Noninterest-bearing	$139	$185
Interest-bearing	154,527	152,112
Total deposit liabilities	154,666	152,297
Short-term borrowings	3,297	2,399
Long-term debt	17,570	17,762
Interest payable	858	408
Unearned insurance premiums and service revenue	3,492	3,453
Accrued expenses and other liabilities	2,726	2,648
Liabilities of operations held-for-sale	17	—
Total liabilities	182,626	178,967
Commitments and contingencies (refer to Note 28 and Note 29)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 511,861,447 and 507,682,838; and outstanding 302,459,258 and 299,324,357)	21,975	21,816
Preferred stock	2,324	2,324
Retained earnings (accumulated deficit)	154	(384)
Accumulated other comprehensive loss	(3,816)	(4,059)
Treasury stock, at cost (209,402,189 and 208,358,481 shares)	(6,871)	(6,838)
Total equity	13,766	12,859
Total liabilities and equity	$196,392	$191,826
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

December 31, ($ in millions)	2023	2022
Assets
Finance receivables and loans, net
Consumer automotive	$6,868	$9,547
Allowance for loan losses	(254)	(336)
Total finance receivables and loans, net	6,614	9,211
Other assets	461	645
Total assets	$7,075	$9,856
Liabilities
Long-term debt	$1,509	$2,436
Accrued expenses and other liabilities	4	5
Total liabilities	$1,513	$2,441
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
Ally Financial Inc. • Form 10-K

($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Treasury stock	Total equity
Balance at January 1, 2021	$21,544	$—	$(4,278)	$631	$(3,194)	$14,703
Net income			3,060			3,060
Net proceeds from issuance of Series B preferred stock		1,335				1,335
Net proceeds from issuance of Series C preferred stock		989				989
Preferred stock dividends — Series B			(36)			(36)
Preferred stock dividends — Series C			(21)			(21)
Share-based compensation	127					127
Other comprehensive loss				(789)		(789)
Common stock repurchases					(1,994)	(1,994)
Common stock dividends ($0.88 per share)			(324)			(324)
Balance at December 31, 2021	$21,671	$2,324	$(1,599)	$(158)	$(5,188)	$17,050
Net income			1,714			1,714
Preferred stock dividends — Series B			(63)			(63)
Preferred stock dividends — Series C			(47)			(47)
Share-based compensation	145					145
Other comprehensive loss				(3,901)		(3,901)
Common stock repurchases					(1,650)	(1,650)
Common stock dividends ($1.20 per share)			(389)			(389)
Balance at December 31, 2022	$21,816	$2,324	$(384)	$(4,059)	$(6,838)	$12,859
Net income			1,020			1,020
Preferred stock dividends — Series B			(63)			(63)
Preferred stock dividends — Series C			(47)			(47)
Share-based compensation	159					159
Other comprehensive income				243		243
Common stock repurchases					(33)	(33)
Common stock dividends ($1.20 per share)			(372)			(372)
Balance at December 31, 2023	$21,975	$2,324	$154	$(3,816)	$(6,871)	$13,766
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2023	2022	2021
Operating activities
Net income	$1,020	$1,714	$3,060
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,247	1,327	1,261
Goodwill impairment	149	—	—
Provision for credit losses	1,968	1,399	241
Gain on mortgage and automotive loans, net	(16)	(52)	(87)
Other (gain) loss on investments, net	(144)	120	(285)
Loss on extinguishment of debt	—	—	136
Originations and purchases of loans held-for-sale	(2,406)	(3,907)	(4,255)
Proceeds from sales and repayments of loans held-for-sale	2,811	3,774	4,107
Net change in
Deferred income taxes	(58)	553	120
Interest payable	450	198	(204)
Other assets	(417)	957	(302)
Other liabilities	(91)	(103)	356
Other, net	150	267	(106)
Net cash provided by operating activities	4,663	6,247	4,042
Investing activities
Purchases of equity securities	(339)	(539)	(1,346)
Proceeds from sales of equity securities	356	846	1,508
Purchases of available-for-sale securities	(518)	(6,723)	(21,557)
Proceeds from sales of available-for-sale securities	337	820	5,745
Proceeds from repayments of available-for-sale securities	2,057	4,276	10,724
Purchases of held-to-maturity securities	—	(47)	(292)
Proceeds from repayments of held-to-maturity securities	123	154	372
Purchases of finance receivables and loans held-for-investment	(4,233)	(7,165)	(6,756)
Proceeds from sales of finance receivables and loans initially held-for-investment	258	55	376
Originations and repayments of finance receivables and loans held-for-investment and other, net	(5,040)	(7,927)	2,896
Purchases of operating lease assets	(2,759)	(3,532)	(5,120)
Disposals of operating lease assets	3,122	3,023	3,438
Acquisitions, net of cash acquired	—	—	(699)
Net change in nonmarketable equity investments	(73)	27	56
Other, net	(579)	(531)	(443)
Net cash used in investing activities	(7,288)	(17,263)	(11,098)

Statement continues on the next page.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2023	2022	2021
Financing activities
Net change in short-term borrowings	898	2,399	(2,136)
Net increase in deposits	2,342	10,703	4,511
Proceeds from issuance of long-term debt	5,705	7,125	2,997
Repayments of long-term debt	(4,595)	(6,464)	(6,068)
Purchases of land and buildings in satisfaction of finance lease liabilities	—	(44)	(391)
Repurchases of common stock	(33)	(1,650)	(1,994)
Preferred stock issuance	—	—	2,324
Trust preferred securities redemption	—	—	(2,710)
Common stock dividends paid	(368)	(384)	(324)
Preferred stock dividends paid	(110)	(110)	(57)
Net cash provided by (used in) financing activities	3,839	11,575	(3,848)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	3	(7)	—
Net increase (decrease) in cash and cash equivalents and restricted cash	1,217	552	(10,904)
Cash and cash equivalents and restricted cash at beginning of year	6,222	5,670	16,574
Cash and cash equivalents and restricted cash at December 31,	$7,439	$6,222	$5,670
Supplemental disclosures
Cash paid (received) for
Interest	$6,357	$2,583	$2,033
Income taxes	(27)	(425)	1,292
Noncash items
Held-to-maturity securities received in consideration for loans sold	82	—	—
Available-for-sale securities transferred to held-to-maturity securities	3,644	—	—
Loans held-for-sale transferred to finance receivables and loans held-for-investment	208	120	136
Additions of property and equipment	—	—	46
Deconsolidation of debt related to loans sold	1,373	—	—
Finance receivables and loans held-for-investment transferred to loans held-for-sale (a)	3,739	23	414
Transfer of equity-method investments to equity securities	—	40	—
Transfer of nonmarketable equity investments to equity securities	19	1	—
(a)Includes personal lending finance receivables and loans, net that were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Consolidated Balance Sheet at December 31, 2023. Refer to Note 2 for additional information.
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheet to the Consolidated Statement of Cash Flows.

December 31, ($ in millions)	2023	2022
Cash and cash equivalents on the Consolidated Balance Sheet	$6,945	$5,571
Restricted cash included in other assets on the Consolidated Balance Sheet (a)	494	651
Total cash and cash equivalents and restricted cash in the Consolidated Statement of Cash Flows	$7,439	$6,222
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

1.    Description of Business, Basis of Presentation, and Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a financial-services company with the nation’s largest all-digital bank and an industry-leading automotive financing and insurance business, driven by a mission to “Do It Right” and be a relentless ally for customers and communities. The Company serves customers through a full range of online banking services (including deposits, mortgage lending, point-of-sale personal lending and credit-card products) and securities brokerage and investment advisory services. The Company also includes a corporate finance business that offers capital for equity sponsors and middle-market companies. On December 31, 2023, we committed to sell our point-of-sale financing business, Ally Lending. Refer to Note 2 to the Consolidated Financial Statements for further information. Ally is a Delaware corporation and is registered as a BHC under the BHC Act, and an FHC under the GLB Act.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash on deposit at other financial institutions, cash items in process of collection, and certain highly liquid investments with original maturities of three months or less from the date of purchase. The book value of cash equivalents approximates fair value because of the short maturities of these instruments and the insignificant risk they present to changes in value with respect to changes in interest rates. We may hold securities with original maturities of three months or less from the date of purchase that are held as part of a longer-term investment strategy and classify them as investment securities. We also hold cash and cash equivalents with legal restrictions limiting our ability to withdraw and use the funds. This includes restricted cash held for securitization trusts and restricted cash and cash equivalents, which are presented as other assets on our Consolidated Balance Sheet.
Investment Securities
Our investment securities portfolio includes various debt securities. Debt securities are classified based on management’s intent to sell or hold the security. We classify debt securities as held-to-maturity only when we have both the intent and ability to hold the securities to maturity. We classify debt securities as trading when the securities are acquired for the purpose of selling or holding them for a short period of time. Debt securities not classified as either held-to-maturity or trading are classified as available-for-sale.
Available-for-sale securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income, while our held-to-maturity securities are carried at amortized cost.
We establish an allowance for credit losses for lifetime expected credit losses on our held-to-maturity securities, as necessary. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on held-to-maturity securities is excluded from the estimate of credit losses. Our held-to-maturity securities portfolio is mostly composed of U.S. government (issued by U.S. government entities or agencies) and non-agency mortgage-backed residential debt securities. U.S. government securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major ratings agencies, and have a long history of zero credit losses and therefore generally do not require an allowance for credit losses.
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
The present value of expected future cash flows are compared to the security’s amortized cost basis to measure the credit loss component of the impairment after determining a credit loss has occurred. If the present value of expected cash flows is less than the amortized cost basis, we record an allowance for credit losses for that difference. The amount of credit loss is limited to the difference between the security’s amortized cost basis and its fair value. Any remaining impairment that is due to factors other than a credit loss, such as changes in market interest rates, is recorded in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for, or reversal of, provision for credit losses.
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
A debt security is generally placed on nonaccrual status at the time any principal or interest payments become 90 days past due. The receivable for interest income that is accrued but not collected is reversed against interest income when the debt security is placed on nonaccrual status.
Realized gains and losses on the sale of debt securities are determined using the specific identification method and are reported in other (loss) gain on investments, net in our Consolidated Statement of Income.
Equity Securities and Nonmarketable Equity Investments
Equity securities that have a readily determinable fair value are recorded at fair value with changes in fair value recorded in earnings and reported in other gain on investments, net in our Consolidated Statement of Income. These investments are included in equity securities on our Consolidated Balance Sheet. In some instances, we may account for equity securities using the net asset value practical expedient to estimate fair value. Realized gains and losses on the sale of equity securities with a readily determinable fair value and equity securities measured using the net asset value practical expedient are determined using the specific identification method and are reported in other (loss)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
gain on investments, net in our Consolidated Statement of Income. Refer to Note 24 for further information on equity securities that are held at fair value.
Our nonmarketable equity investments include investments in FHLB and FRB stock held to meet regulatory requirements and other equity investments that do not have a readily determinable fair value. Our investments in FHLB and FRB stock are carried at cost, less impairment, if any. Our remaining nonmarketable equity investments are recorded at cost, less impairment and adjusted for observable price changes under the measurement alternative provided under U.S. GAAP. These investments, along with our investments in FHLB and FRB stock, are included in nonmarketable equity investments in other assets on our Consolidated Balance Sheet. Investments recorded under the measurement alternative are also reviewed at each reporting period to determine if any adjustments are required for observable price changes in identical or similar securities of the same issuer. As conditions warrant, we review these investments, as well as investments in FHLB and FRB stock, for impairment and adjust the carrying value of the investment if it is deemed to be impaired. Adjustments related to observable price changes or impairment on securities using the measurement alternative and FHLB and FRB stock are recorded in earnings and reported in other income, net of losses in our Consolidated Statement of Income. Realized gains and losses on the sale of nonmarketable equity investments are also recorded in earnings and reported in other income, net of losses in our Consolidated Statement of Income.
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
Loans classified as held-for-investment are presented as finance receivables and loans, net on our Consolidated Balance Sheet. Finance receivables and loans are reported at their amortized cost basis, which includes the principal amount outstanding, net of unamortized deferred fees and costs on originated loans, unamortized premiums and discounts on purchased loans, unamortized basis adjustments arising from the designation of finance receivables and loans as the hedged item in qualifying fair value hedge relationships, and cumulative principal net charge-offs. We refer to the amortized cost basis less the allowance for loan losses as the net carrying value in finance receivables and loans. Unearned rate support received from automotive manufacturers on certain automotive loans, deferred origination fees and costs, and premiums and discounts on purchased loans, are amortized over the contractual life of the related finance receivable or loan using the effective interest method. We make various incentive payments for consumer automotive loan originations to automotive dealers and account for these payments as direct loan origination costs. Additionally, we make incentive payments to certain commercial automobile wholesale borrowers and account for these payments as a reduction to interest income in the period they are earned. Interest income on our finance receivables and loans is recognized based on the contractual rate of interest plus the amortization of deferred amounts using the effective interest method, except for origination fees and costs on our credit card loans, which amortize straight line over a twelve-month period. In addition, annual fees on credit cards are amortized into other income, net of losses over a twelve-month period. We report accrued interest receivable on our finance receivables and loans in other assets on our Consolidated Balance Sheet, except for billed interest on our credit card loans, which is included in finance receivables and loans, net. Loan commitment fees are generally deferred and amortized over the commitment period. For information on finance receivables and loans, refer to Note 9.
We have elected to exclude accrued interest receivable from the measurement of our allowance for loan losses for each class of financing receivables, except for billed interest on our credit card loans, which is included in finance receivables and loans, net. We have also elected to write-off accrued interest receivable by reversing interest income when loans are placed on nonaccrual status for each class of finance receivable. This includes the reversal of the billed interest on credit card loans that occurs at the time of charge-off, which is initially included in the measurement of our allowance for loan losses.
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
•Personal Lending — Consists of unsecured consumer lending from point-of-sale financing. On December 31, 2023, we committed to sell our point-of-sale financing business. Refer to Note 2 for further information.
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
▪Other — Consists primarily of senior secured asset-based and leveraged cash flow loans related to our corporate-finance business.
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
Nonperforming loans on nonaccrual status are reported in Note 9. For all our portfolio segments, the receivable for interest income that is accrued, but not collected, at the date finance receivables and loans are placed on nonaccrual status is reversed against interest income and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, for credit card loans, billed interest is included in the receivables balance and therefore is not reversed against interest income until the loan is charged-off. Where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Generally, finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.
Modifications of Loans with Borrowers Experiencing Financial Difficulty
On January 1, 2023, we implemented ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This guidance eliminates the concept of TDRs and adds new disclosure requirements related to loan modifications and gross charge-offs. We implemented the ASU on a prospective basis, which results in certain aspects of our accounting policies changing for the current year.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions or renewals, unless the extension or renewal option is included in the original or modified contract at the reporting date and we are not able to unconditionally cancel the option. Expected loan modifications are also not included in the contractual term, unless we have a reasonable expectation at period end that the loan modification will be executed with a borrower.
For the purpose of calculating portfolio-level reserves, we have grouped our loans into four portfolio segments: consumer automotive, consumer mortgage, consumer other, and commercial. The allowance is measured on a collective basis using statistical models when loans have similar risk characteristics. These statistical models are designed to correlate certain macroeconomic variables to expected future credit losses. The macroeconomic data used in the models are based on forecasted factors for the next 12-months. These forecasted variables are derived from both internal and external sources. Beyond this forecasted period, we revert each variable to a historical average. This reversion to the mean is performed on a straight-line basis over 24 months. The historical average is calculated predominantly using historical data beginning in January 2008 through the most recent period of available data.
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
Management also considers the need for a reserve on unfunded loan commitments across our portfolio segments, including lines of credit and standby letters of credit. We estimate expected credit losses over the contractual period in which we are exposed to credit risk, unless we have the option to unconditionally cancel the obligation. Expected credit losses on the commitments include consideration of the likelihood that funding will occur under the commitment and an estimate of expected credit losses on amounts expected to be funded over the estimated life. The reserve for unfunded loan commitments is recorded within accrued expenses and other liabilities on our Consolidated Balance Sheet. Provision for credit losses related to our reserve for unfunded commitments is recorded within provision for credit losses on our Consolidated Statement of Income. Refer to Note 28 for information on our unfunded loan commitments.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
Consumer Other
The allowance within the personal lending receivables class, prior to the transfer to held-for-sale, was calculated by using a vintage analysis that analyzes historical performance for groups of loans with similar risk characteristics, including vintage level historical balance paydown rates and delinquency and roll rate behaviors by risk tier and product type, to arrive at an estimate of expected lifetime credit losses. The risk tier segmentation is based upon borrower risk characteristics, including credit score and past performance history, as well as certain loan specific characteristics, such as loan type and origination year.
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
For all VIEs in which we are involved, we assess whether we are the primary beneficiary of the VIE on an ongoing basis. In circumstances where we have both the power to direct the activities that most significantly impact the VIEs’ performance and the obligation to absorb losses or the right to receive the benefits of the VIE that could be significant, we would conclude that we are the primary beneficiary of the VIE and would consolidate the VIE (also referred to as on-balance sheet). In situations where we are not deemed to be the primary beneficiary of the VIE, we do not consolidate the VIE and only recognize our interests in the VIE (also referred to as off-balance sheet).
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
Equity-Method Investments
Our equity-method investments primarily include equity investments related to LIHTCs and the CRA, which do not have a readily determinable fair value. Our LIHTC investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments. Our obligations related to unfunded commitments for our LIHTC investments are included in accrued expenses and other liabilities on our Consolidated Balance Sheet. The majority of our other CRA investments are accounted for using the equity method of accounting. Our investments in LIHTCs and other CRA investments are included in investments in qualified affordable housing projects and equity-method investments, respectively, within other assets on our Consolidated Balance Sheet.
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
We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes meaningfully. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary when there is an indication of impairment based on market considerations and portfolio characteristics. Impairment is determined to exist if the fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the operating lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in 2023, 2022, or 2021.
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
Impairment of Long-lived Assets
The net carrying values of long-lived assets (including property and equipment) are evaluated for impairment whenever events or changes in circumstances indicate that their net carrying values may exceed undiscounted future net cash flows. Long-lived assets are considered impaired when the carrying amount is deemed unrecoverable and the carrying amount exceeds fair value. Recoverability is measured by comparing the net carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the net carrying amount of the assets exceeds the fair value using a discounted cash flow method. No material impairment was recognized in 2023, 2022, or 2021.
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
Our intangible assets primarily consist of developed technology and acquired customer relationships, and are amortized using a straight-line methodology over their estimated useful lives. We review intangible assets with a definite useful life for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If it is determined the carrying amount of the asset is not recoverable, an impairment charge is recorded.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
Deferred Insurance Policy and Service Contract Acquisition Costs
Incremental direct costs incurred to originate a policy or service contract are deferred and recorded in premiums receivable and other insurance assets on our Consolidated Balance Sheet. These costs primarily include commissions paid to dealers to originate these policies or service contracts and vary with the production of business. Deferred policy and service contract acquisition costs are amortized over the terms of the related policies and service contracts on the same basis as premiums and service revenue are earned. We group costs incurred for acquiring like contracts and consider anticipated investment income in determining the recoverability of these costs.
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
We use a combination of methods commonly used in the insurance industry, including the chain ladder development factor, expected loss, BF, and frequency and severity methods to determine the ultimate losses for an individual business line as well as accident year basis depending on the maturity of the accident period and business-line specifics. These methodologies are based on different assumptions and use various inputs to develop alternative estimates of losses. The chain ladder development factor is used for more mature years while the expected loss, BF, and frequency and severity methods are used for less mature years. Both paid and incurred loss and loss adjustment expenses are reviewed where available and a weighted average of estimates or a single method may be considered in selecting the final estimate for an individual accident period. We did not change our methodology for developing reserves for insurance losses for the year ended December 31, 2023.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Derivative Instruments and Hedging Activities
We use derivative instruments primarily for risk management purposes. We do not use derivative instruments for speculative purposes. Certain of our derivative instruments are designated as accounting hedges in qualifying relationships, whereas other derivative instruments have not been designated as accounting hedges. In accordance with applicable accounting standards, all derivative instruments, whether designated as accounting hedges or not, are recorded on the balance sheet as assets or liabilities and measured at fair value. We have elected to report the fair value of derivative assets and liabilities on a gross basis—including the fair value for the right to reclaim cash collateral or the obligation to return cash collateral—arising from instruments executed with the same counterparty under a master netting arrangement where we do not have the intent to offset. The right to claim cash collateral is reported in other assets on our Consolidated Balance Sheet. The obligation to return cash collateral is reported in accrued expenses and other liabilities on our Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 21.
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
Changes in the fair value of derivative financial instruments held for risk management purposes that are not designated as accounting hedges under U.S. GAAP (economic hedge) are reported in current period earnings.
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
All our investment tax credits are accounted for using the flow-through method and are recognized as a reduction to current income tax expense.
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
Recently Issued Accounting Standards
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03)
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The purpose of this guidance is to clarify that a contractual restriction on the ability to sell an equity security is not considered part of the unit of account of the equity security, and therefore should not be considered when measuring the equity security’s fair value. Additionally, an entity cannot separately recognize and measure a contractual-sale restriction. This guidance also adds specific disclosures related to equity securities that are subject to contractual-sale restrictions, including (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, (2) the nature and remaining duration of the restrictions, and (3) the circumstances that could cause a lapse in the restrictions. The amendments are effective on January 1, 2024 and must be applied using a prospective approach with any adjustments from the adoption of the amendments recognized in earnings and disclosed upon adoption. Management does not expect the impact of these amendments to be material.
Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (ASU 2023-02)
In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The purpose of this guidance is to expand the use of the proportional amortization method to certain tax equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. In order to qualify for the proportional amortization method, the following five conditions must be met: (1) it is probable that the income tax credits allocable to the tax equity investor will be available, (2) the tax equity investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project, (3) substantially all of the projected benefits are from income tax credits and other income tax benefits, (4) the tax equity investor’s projected yield is based solely on the cash flows from the income tax credits and other income tax benefits is positive, and (5) the tax equity investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the tax equity investor’s liability is limited to its capital investment. Selecting the proportional amortization method will be an accounting policy election that must be applied on a tax-credit-program-by-tax-credit-program basis rather than at the entity level or to individual investments. Additionally, in order to apply the proportional amortization method to qualifying investments, an entity must use the flow-through method when accounting for the receipt of the investment tax credits. This guidance also adds disclosure requirements related to tax credit programs where the proportional amortization method has been elected. The amendments are effective on January 1, 2024, with early adoption permitted. The amendments must be applied using either a modified retrospective or retrospective approach with any adjustments from the adoption of the amendments recognized in retained earnings and disclosed upon adoption. Upon adoption of the amendments on January 1, 2024, we do not expect the impact to our opening retained earnings to be material.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Improvements to Reportable Segment Disclosures (ASU 2023-07)
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The purpose of this guidance is to improve reportable segment disclosure, primarily through enhanced disclosures about significant segment expenses. This ASU requires that an entity disclose, on an interim and annual basis, significant segment expenses that are regularly provided to the CODM and are included within the reported measure of segment profit or loss. This ASU also requires an entity to disclose, on an interim and annual basis, other segment items by reportable segment, including a qualitative description of the composition of those items. This “other” category is defined as the difference between segment profit or loss and segment revenue less significant segment expenses. Entities are also required to disclose the title and position of the individual, or the name of the group or committee, identified as the CODM. The amendments are effective on January 1, 2024, for annual reporting, and January 1, 2025, for interim reporting, with early adoption permitted. The amendments must be applied using a retrospective approach. Management does not expect the impact of these amendments to be material.
Improvements to Income Tax Disclosures (ASU 2023-09)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of this guidance is to enhance the rate reconciliation and income taxes paid disclosures. This ASU requires that an entity disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. For the state and local income tax category of the rate reconciliation, entities must disclose a qualitative description of the states and local jurisdictions that make up the majority (greater than 50 percent) of the category. For the income taxes paid disclosures, entities will be required to disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes. The amendments are effective on January 1, 2025, with early adoption permitted. The amendments must be applied using either a prospective or retrospective approach. Management does not expect the impact of these amendments to be material.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
2.    Held-for-sale Operations
On December 31, 2023, we committed to sell our point-of-sale financing business, Ally Lending, a component of our Corporate and Other segment. We expect to complete the sale during the first quarter of 2024. For all periods presented, the operating results for our held-for-sale operations have been presented within continuing operations in the Consolidated Statement of Income. Additionally, the assets and liabilities of our held-for-sale operations are presented separately on the Consolidated Balance Sheet as of December 31, 2023.
In connection with the classification of the operations as held-for-sale, the disposal group was measured at lower-of-cost or fair value. First, the finance receivables and loans were classified as held-for-sale and measured at the lower-of-cost or fair value, which resulted in a benefit of $16 million to our provision for credit losses. Next, the remaining assets and liabilities of the disposal group were measured at the lower-of-cost or fair value. The fair value was determined based on the sales agreement with the third-party purchaser, which is a Level 2 fair value input. The carrying value exceeded the fair value of the assets and liabilities of the disposal group, which resulted in a goodwill impairment charge of $149 million during the year ended December 31, 2023. In total, we recognized a net pretax loss of $133 million for the year ended December 31, 2023, in connection with classification of the operations as held-for-sale.
The assets and liabilities of operations held-for-sale are summarized below.

December 31, ($ in millions)	2023
Assets
Loans held-for-sale, net	$1,940
Other assets (a)	35
Total assets	$1,975
Liabilities
Accrued expenses and other liabilities (b)	$17
Total liabilities	$17
(a)Primarily includes accrued interest and fees of $25 million, goodwill of $4 million, and property and equipment of $4 million.
(b)Includes $5 million for reserves for unfunded lending commitments.
Nonrecurring Fair Value
The following table displays assets and liabilities of our held-for-sale operations measured at fair value on a nonrecurring basis and still held at December 31, 2023. Refer to Note 24 for descriptions of valuation methodologies used to measure material assets at fair value and details of the valuation models, key inputs to these models, and significant assumptions used.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
December 31, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$1,940	$—	$1,940	$—	n/m	(a)
Other assets (b)	—	35	—	35	(149)	n/m	(a)
Total assets	$—	$1,975	$—	$1,975	$(149)	n/m
Liabilities
Accrued expenses and other liabilities	$—	$17	$—	$17	$—	n/m	(a)
Total liabilities	$—	$17	$—	$17	$—	n/m
n/m = not meaningful
(a)We consider the applicable valuation allowance, allowance for loan losses, or cumulative adjustments to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items.
(b)Includes a $149 million impairment of goodwill at Ally Lending. At the time of impairment, the fair value of goodwill at Ally Lending was classified as Level 2 under the fair value hierarchy.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
•Brokerage commissions and other revenues through Ally Invest — We charge fees to customers related to their use of certain services on our Ally Invest digital advisory and online brokerage platform. These fees include commissions on low-priced securities, option contracts, certain other security types, account service fees, account management fees on professional portfolio management services, and other ancillary fees. Commissions on customer-directed trades and account service fees are based on published fee schedules and are generated from a customer option to purchase the services offered under the contract. These options do not represent a material right and are only considered a contract when the customer executes their option to purchase these services. Based on this, the term of the contract does not extend beyond the services provided, and accordingly revenue is recognized upon the completion of our performance obligation, which we view as the successful execution of the trade or service. Revenue on professional portfolio management services is calculated monthly based upon a fixed percentage of the client’s assets under management. Due to the fact that this revenue stream is composed of variable consideration that is based on factors outside of our control, we have deemed this revenue as constrained and we are unable to estimate the initial transaction price at the inception of the contract. We have elected to use the practical expedient under GAAP to recognize revenue monthly based on the amount we are able to invoice the customer. Additionally, we earn revenue when we route customers’ orders to market makers, who then execute customers’ trades. The market makers compensate us for the right to fill the customers’ orders. We also earn revenue from a fee-sharing agreement with our clearing broker related to the interest fee income the clearing broker earns on customer cash balances, securities lending, and margin loans made to our customers. We concluded the initial transaction price is exclusively variable consideration and, based on the nature of our performance obligation to allow the clearing broker to collect interest fee income from cash deposits and customer loans from our customers, we are unable to determine the amount of revenue to be recognized until the total customer cash balance or the total interest income recognized on margin loans has been determined, which occurs monthly. These revenue streams are recorded as other income in our Consolidated Statement of Income.
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

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2023
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$686	$—	$—	$—	$686
Remarketing fee income	117	—	—	—	—	117
Brokerage commissions and other revenue	—	—	—	—	89	89
Banking fees and interchange income (d) (e)	—	—	—	—	44	44
Brokered/agent commissions	—	13	—	—	—	13
Other	18	1	—	—	—	19
Total revenue from contracts with customers	135	700	—	—	133	968
All other revenue	186	728	16	104	11	1,045
Total other revenue (f)	$321	$1,428	$16	$104	$144	$2,013
2022
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$655	$—	$—	$—	$655
Remarketing fee income	107	—	—	—	—	107
Brokerage commissions and other revenue	—	—	—	—	64	64
Banking fees and interchange income (d) (e)	—	—	—	—	44	44
Brokered/agent commissions	—	14	—	—	—	14
Other	20	—	—	—	4	24
Total revenue from contracts with customers	127	669	—	—	112	908
All other revenue	179	354	27	122	(12)	670
Total other revenue (f)	$306	$1,023	$27	$122	$100	$1,578
2021
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$627	$—	$—	$—	$627
Remarketing fee income	107	—	—	—	—	107
Brokerage commissions and other revenue	—	—	—	—	58	58
Banking fees and interchange income (d) (e)	—	—	—	—	18	18
Brokered/agent commissions	—	16	—	—	—	16
Other	22	—	—	—	4	26
Total revenue from contracts with customers	129	643	—	—	80	852
All other revenue	122	702	94	128	141	1,187
Total other revenue (f)	$251	$1,345	$94	$128	$221	$2,039
(a)We had opening balances of $3.0 billion, $3.1 billion and $3.0 billion in unearned revenue associated with outstanding contracts at January 1, 2023, 2022, and 2021, respectively, and $973 million, $939 million, and $909 million of these balances were recognized as insurance premiums and service revenue earned in our Consolidated Statement of Income during the years ended December 31, 2023, 2022, and 2021.
(b)At December 31, 2023, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $880 million in 2024, $717 million in 2025, $554 million in 2026, $382 million in 2027, and $427 million thereafter. We had unearned revenue of $3.0 billion and $3.1 billion associated with outstanding contracts at December 31, 2022, and 2021, respectively.
(c)We had deferred insurance assets of $1.8 billion at both December 31, 2023, and 2022, and $1.9 billion at December 31, 2021. We recognized $580 million, $564 million, and $537 million of expense during the years ended December 31, 2023, 2022, and 2021, respectively.
(d)Effective May 25, 2021, we eliminated all overdraft fees for Ally Bank deposit accounts.
(e)Interchange income is reported net of customer rewards. Customer rewards expense was $20 million, $14 million, and $1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(f)Represents a component of total net revenue. Refer to Note 26 for further information on our reportable operating segments.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $211 million, $170 million, and $344 million for the years ended December 31, 2023, 2022, and 2021, respectively, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Consolidated Statement of Income.
4.    Insurance Premiums and Service Revenue
The following table is a summary of insurance premiums and service revenue written and earned.

	2023		2022		2021
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$476	$446	$388	$379	$397	$389
Assumed	93	68	42	29	15	8
Gross insurance premiums	569	514	430	408	412	397
Ceded	(265)	(238)	(216)	(211)	(200)	(205)
Net insurance premiums	304	276	214	197	212	192
Service revenue	971	995	889	954	985	925
Insurance premiums and service revenue written and earned	$1,275	$1,271	$1,103	$1,151	$1,197	$1,117
5.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

Year ended December 31, ($ in millions)	2023	2022	2021
Late charges and other administrative fees	$198	$162	$123
Remarketing fees	117	107	107
Income from equity-method investments (a)	4	102	132
(Loss) gain on nonmarketable equity investments, net (a)	(10)	(132)	142
Other, net	273	256	182
Total other income, net of losses	$582	$495	$686
(a)Refer to Note 13 for further information on our equity-method investments and nonmarketable equity investments.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
6.     Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows incurred claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)										December 31, 2023 ($ in millions)
	(unaudited supplementary information)										Total of incurred-but-not-reported liabilities plus expected development on reported claims (a)	Cumulative number of reported claims (a)
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$390	$389	$388	$388	$388	$388	$388	$388	$388	$388	$—	525,298
2015		274	271	272	272	272	272	272	272	272	—	342,280
2016			326	327	328	328	328	328	328	328	—	476,057
2017				310	314	315	315	315	315	315	—	481,750
2018					271	272	272	273	273	272	—	506,452
2019						303	306	305	305	305	—	542,360
2020							343	339	339	339	—	494,469
2021								243	237	237	—	493,571
2022									258	267	2	512,716
2023										385	40	568,345
Total										$3,108
(a)Claims are reported on a claimant basis in a given accident year. Claimant is defined as one vehicle for GAP products, one repair for VSCs and VMCs, one dealership for dealer inventory products, and per individual/coverage for run-off personal automotive products.
The following table shows cumulative paid claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)
	(unaudited supplementary information)
Accident year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$369	$388	$388	$388	$388	$388	$388	$388	$388	$388
2015		252	272	272	272	272	272	272	272	272
2016			302	327	328	328	328	328	328	328
2017				289	315	315	315	315	315	315
2018					245	273	273	273	273	272
2019						278	306	305	305	305
2020							313	339	339	340
2021								213	236	237
2022									225	260
2023										328
Total										3,045
All outstanding liabilities for loss and allocated loss adjustment expenses before 2014, net of reinsurance										8
Reserves for insurance losses and allocated loss adjustment expenses, net of reinsurance										$71

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table shows the average annual percentage payout of incurred claims by age, net of reinsurance. The information presented is unaudited supplementary information.

Year	1	2	3	4	5	6	7	8	9	10
Percentage payout of incurred claims	91.5%	8.4%	0.1%	—%	—%	—%	—%	—%	—%	—%
The following table shows a reconciliation of the disclosures of incurred and paid claims development to the reserves for insurance losses and loss adjustment expenses.

December 31, ($ in millions)	2023	2022	2021
Reserves for insurance losses and loss adjustment expenses, net of reinsurance	$71	$44	$39
Total reinsurance recoverable on unpaid claims	66	72	81
Unallocated loss adjustment expenses	3	3	2
Total gross reserves for insurance losses and loss adjustment expenses	$140	$119	$122
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2023	2022	2021
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$119	$122	$129
Less: Reinsurance recoverable	72	81	90
Net reserves for insurance losses and loss adjustment expenses at January 1,	47	41	39
Net insurance losses and loss adjustment expenses incurred related to:
Current year	414	282	259
Prior years (a)	8	(2)	2
Total net insurance losses and loss adjustment expenses incurred	422	280	261
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(354)	(246)	(229)
Prior years	(41)	(28)	(30)
Total net insurance losses and loss adjustment expenses paid or payable	(395)	(274)	(259)
Net reserves for insurance losses and loss adjustment expenses at December 31,	74	47	41
Plus: Reinsurance recoverable	66	72	81
Total gross reserves for insurance losses and loss adjustment expenses at December 31,	$140	$119	$122
(a)There have been no material adverse changes to the reserve for prior years.
7.    Other Operating Expenses
Details of other operating expenses were as follows.

Year ended December 31, ($ in millions)	2023	2022	2021
Insurance commissions	$636	$610	$562
Technology and communications	436	406	345
Advertising and marketing	308	366	241
Lease and loan administration	210	201	222
Regulatory and licensing fees	205	119	75
Property and equipment depreciation	196	165	153
Professional services	145	173	146
Vehicle remarketing and repossession	116	91	74
Amortization of intangible assets (a)	25	31	20
Other	414	345	368
Total other operating expenses	$2,691	$2,507	$2,206
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

	2023				2022
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
December 31, ($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,284	$—	$(209)	$2,075	$2,272	$—	$(256)	$2,016
U.S. States and political subdivisions	727	1	(70)	658	841	1	(82)	760
Foreign government	190	1	(8)	183	158	—	(12)	146
Agency mortgage-backed residential (a)	18,122	1	(2,739)	15,384	19,668	3	(3,038)	16,633
Mortgage-backed residential	268	—	(43)	225	5,154	—	(855)	4,299
Agency mortgage-backed commercial (a)	4,539	2	(783)	3,758	4,380	—	(845)	3,535
Asset-backed	344	—	(12)	332	459	—	(26)	433
Corporate debt	1,942	4	(146)	1,800	1,931	1	(213)	1,719
Total available-for-sale securities (b) (c) (d) (e) (f)	$28,416	$9	$(4,010)	$24,415	$34,863	$5	$(5,327)	$29,541
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$999	$—	$(173)	$826	$1,062	$—	$(178)	$884
Mortgage-backed residential	3,603	221	—	3,824	—	—	—	—
Asset-backed retained notes	78	1	—	79	—	—	—	—
Total held-to-maturity securities (d) (f) (g)	$4,680	$222	$(173)	$4,729	$1,062	$—	$(178)	$884
(a)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $46 million asset and a $12 million liability for agency mortgage-backed residential securities at December 31, 2023, and December 31, 2022, respectively, and a $29 million asset and $15 million asset for agency mortgage-backed commercial securities at December 31, 2023, and December 31, 2022. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 21 for additional information.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 21 for additional information.
(c)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million at both December 31, 2023, and December 31, 2022.
(d)Investment securities with a fair value of $4.7 billion and $3.9 billion were pledged as collateral at December 31, 2023, and December 31, 2022, respectively. This primarily included $3.3 billion and $3.0 billion pledged to secure advances from the FHLB at December 31, 2023, and December 31, 2022, respectively. This also included securities pledged for other purposes as required by contractual obligations or law, under which agreements we granted the counterparty the right to sell or pledge $1.4 billion and $899 million of the underlying available-for-sale securities at December 31, 2023, and December 31, 2022, respectively.
(e)Totals do not include accrued interest receivable, which was $76 million and $91 million at December 31, 2023, and December 31, 2022, respectively. Accrued interest receivable is included in other assets on our Consolidated Balance Sheet.
(f)There was no allowance for credit losses recorded at both December 31, 2023, or December 31, 2022, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(g)Totals do not include accrued interest receivable, which was $13 million and $2 million at December 31, 2023, and December 31, 2022, respectively. Accrued interest receivable is included in other assets on our Consolidated Balance Sheet.
In the fourth quarter of 2023, non-agency mortgage-backed residential securities with a fair value of $3.6 billion were transferred from available-for-sale to held-to-maturity. At the time of the transfer, $911 million of unrealized losses were retained in accumulated other comprehensive loss on our Consolidated Balance Sheet. The transfer of these securities to held-to-maturity reduces our exposure to fluctuations in accumulated other comprehensive loss on our Consolidated Balance Sheet that can result from unrealized losses on available-for-sale securities due to changes in market interest rates. The unrealized loss at the time of transfer is amortized over the remaining life of the security, offsetting the amortization of the security’s premium or discount, and resulting in no impact to the Consolidated Statement of Income. Refer to Note 18 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
December 31, 2023
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,075	1.6%	$215	0.9%	$1,120	1.5%	$740	1.9%	$—	—%
U.S. States and political subdivisions	658	3.2	4	3.4	55	2.7	110	3.6	489	3.1
Foreign government	183	2.3	20	1.3	82	2.4	81	2.5	—	—
Agency mortgage-backed residential (b)	15,384	2.6	—	—	10	1.9	32	2.5	15,342	2.6
Mortgage-backed residential	225	2.7	—	—	—	—	—	—	225	2.7
Agency mortgage-backed commercial (b)	3,758	2.3	—	—	163	3.8	1,641	2.4	1,954	2.1
Asset-backed	332	1.7	—	—	327	1.7	4	3.9	1	2.7
Corporate debt	1,800	2.7	210	2.4	915	2.6	671	2.9	4	6.2
Total available-for-sale securities	$24,415	2.5	$449	1.7	$2,672	2.1	$3,279	2.4	$18,015	2.5
Amortized cost of available-for-sale securities	$28,416		$461		$2,844		$3,746		$21,365
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$999	2.8%	$—	—%	$—	—%	$—	—%	$999	2.8%
Mortgage-backed residential	3,603	2.8	—	—	—	—	12	3.0	3,591	2.8
Asset-backed retained notes	78	5.6	1	5.6	41	5.6	2	6.0	34	5.6
Total held-to-maturity securities	$4,680	2.8	$1	5.6	$41	5.6	$14	3.4	$4,624	2.8
December 31, 2022
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,016	1.6%	$—	—%	$716	1.3%	$1,300	1.7%	$—	—%
U.S. States and political subdivisions	760	3.2	26	2.7	60	2.7	112	3.3	562	3.2
Foreign government	146	1.8	13	0.8	74	1.8	59	1.9	—	—
Agency mortgage-backed residential (b)	16,633	2.6	—	—	—	—	27	2.0	16,606	2.6
Mortgage-backed residential	4,299	2.8	—	—	—	—	14	2.9	4,285	2.8
Agency mortgage-backed commercial (b)	3,535	2.2	—	—	66	3.1	1,234	2.1	2,235	2.1
Asset-backed	433	1.7	—	—	401	1.7	25	1.8	7	3.5
Corporate debt	1,719	2.4	86	2.4	912	2.3	705	2.6	16	4.9
Total available-for-sale securities	$29,541	2.5	$125	2.3	$2,229	1.9	$3,476	2.1	$23,711	2.6
Amortized cost of available-for-sale securities	$34,863		$126		$2,403		$4,048		$28,286
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$1,062	2.8%	$—	—%	$—	—%	$—	—%	$1,062	2.8%
Total held-to-maturity securities	$1,062	2.8	$—	—	$—	—	$—	—	$1,062	2.8
(a)Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.
(b)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $46 million asset and a $12 million liability for agency mortgage-backed residential securities at December 31, 2023, and December 31, 2022, respectively, and a $29 million asset and $15 million asset for agency mortgage-backed commercial securities at December 31, 2023, and December 31, 2022. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 21 for additional information.
The balances of cash equivalents were $36 million and $18 million at December 31, 2023, and December 31, 2022, respectively, and were composed primarily of money-market funds and short-term securities.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents interest and dividends on investment securities.

Year ended December 31, ($ in millions)	2023	2022	2021
Taxable interest	$938	$765	$533
Taxable dividends	20	17	27
Interest and dividends exempt from U.S. federal income tax	22	22	19
Interest and dividends on investment securities	$980	$804	$579
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

Year ended December 31, ($ in millions)	2023	2022	2021
Available-for-sale securities
Gross realized gains	$5	$23	$102
Net realized gain on available-for-sale securities	5	23	102
Net realized gain on equity securities	32	72	190
Net unrealized gain (loss) on equity securities	107	(215)	(7)
Other gain (loss) on investments, net	$144	$(120)	$285
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of December 31, 2023, and December 31, 2022. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch. The ratings presented are a composite of the ratings sourced from the agencies or, if the ratings cannot be sourced from the agencies, are based on the asset type of the particular security. All our held-to-maturity securities were current in their payment of principal and interest as of both December 31, 2023, and December 31, 2022. We have not recorded any interest income reversals on our held-to-maturity securities during the years ended December 31, 2023, or 2022.

December 31, ($ in millions)	AAA	AA	A	BBB	Total (a)
2023
Debt securities
Agency mortgage-backed residential	$—	$999	$—	$—	$999
Mortgage-backed residential	3,497	93	13	—	3,603
Asset-backed retained notes	73	2	2	1	78
Total held-to-maturity securities	$3,570	$1,094	$15	$1	$4,680
2022
Debt securities
Agency mortgage-backed residential	$—	$1,062	$—	$—	$1,062
Total held-to-maturity securities	$—	$1,062	$—	$—	$1,062
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1. As of December 31, 2023, and December 31, 2022, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. We have not recorded any interest income reversals on our available-for-sale securities during the years ended December 31, 2023, or 2022.

	2023				2022
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
December 31, ($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$—	$—	$2,075	$(209)	$529	$(68)	$1,487	$(188)
U.S. States and political subdivisions	70	—	501	(70)	547	(55)	135	(27)
Foreign government	16	—	134	(8)	75	(4)	71	(8)
Agency mortgage-backed residential (a)	300	(5)	15,015	(2,734)	7,472	(892)	8,978	(2,146)
Mortgage-backed residential	—	—	225	(43)	1,985	(289)	2,287	(566)
Agency mortgage-backed commercial (a)	153	(4)	3,472	(779)	996	(124)	2,535	(721)
Asset-backed	18	—	302	(12)	162	(4)	272	(22)
Corporate debt	33	(1)	1,607	(145)	782	(67)	895	(146)
Total available-for-sale securities	$590	$(10)	$23,331	$(4,000)	$12,548	$(1,503)	$16,660	$(3,824)
(a)Includes basis adjustments for certain securities that are included in closed portfolios with active hedges under the portfolio layer method at December 31, 2023, and December 31, 2022. The basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 21 for additional information.
During the years ended December 31, 2023, and 2022, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at December 31, 2023, or December 31, 2022.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
9.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

December 31, ($ in millions)	2023	2022
Consumer automotive (a)	$84,320	$83,286
Consumer mortgage
Mortgage Finance (b)	18,442	19,445
Mortgage — Legacy (c)	225	290
Total consumer mortgage	18,667	19,735
Consumer other
Personal Lending (d) (e)	—	1,990
Credit Card	1,990	1,599
Total consumer other	1,990	3,589
Total consumer	104,977	106,610
Commercial
Commercial and industrial
Automotive	18,700	14,595
Other	9,712	9,154
Commercial real estate	6,050	5,389
Total commercial	34,462	29,138
Total finance receivables and loans (f) (g)	$139,439	$135,748
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 21 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $2 million and $3 million at December 31, 2023, and December 31, 2022, respectively, of which all have exited the interest-only period.
(c)Includes loans originated as interest-only mortgage loans of $13 million and $17 million at December 31, 2023, and December 31, 2022, respectively, of which all have exited the interest-only period.
(d)Personal Lending finance receivables and loans, net were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Consolidated Balance Sheet at December 31, 2023. Refer to Note 2 for additional information.
(e)Includes $3 million of finance receivables at December 31, 2022, for which we have elected the fair value option.
(f)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.3 billion at both December 31, 2023, and 2022.
(g)Totals do not include accrued interest receivable, which was $853 million and $707 million at December 31, 2023, and December 31, 2022, respectively. Accrued interest receivable is included in other assets on our Consolidated Balance Sheet. Billed interest on our credit card loans is included within finance receivables and loans, net.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the years ended December 31, 2023, and 2022, respectively.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2023	$3,020	$27	$426	$238	$3,711
Charge-offs (b)	(2,284)	(3)	(303)	(130)	(2,720)
Recoveries	793	9	25	6	833
Net charge-offs	(1,491)	6	(278)	(124)	(1,887)
Write-downs from transfers to held-for-sale (c) (d)	(41)	—	(174)	—	(215)
Provision for credit losses (e)	1,595	(11)	319	76	1,979
Other	—	(1)	—	—	(1)
Allowance at December 31, 2023	$3,083	$21	$293	$190	$3,587
(a)Excludes $3 million of finance receivables and loans at January 1, 2023, for which we have elected the fair value option and incorporate no allowance for loan losses.
(b)Refer to Note 1 for information regarding our charge-off policies.
(c)Consumer automotive includes a $41 million reduction of allowance from the sales of retained interests related to securitizations during 2023, resulting in the deconsolidation of the assets and liabilities from our Consolidated Balance Sheet. Refer to Note 11 for further information.
(d)Consumer other includes a $174 million reduction of allowance from transfers to held-for-sale related to Personal Lending. Refer to Note 2 for further information.
(e)Excludes $11 million of benefit for credit losses related to our reserve for unfunded commitments. The remaining liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Consolidated Balance Sheet, excluding $5 million related to Personal Lending, which was transferred to liabilities of operations held-for-sale as of December 31, 2023. Refer to Note 2 for further information.

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

Year ended December 31, ($ in millions)	2023	2022
Consumer automotive	$1,667	$23
Consumer mortgage	—	4
Consumer other (a)	1,940	—
Commercial	132	—
Total sales and transfers	$3,739	$27
(a)Consists of personal lending finance receivables and loans. These were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Consolidated Balance Sheet at December 31, 2023.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

Year ended December 31, ($ in millions)	2023	2022
Consumer automotive	$3,861	$4,092
Consumer mortgage	21	2,781
Commercial	10	18
Total purchases of finance receivables and loans (a)	$3,892	$6,891
(a)Excludes $12 million of financial receivables and loans purchased during the year ended December 31, 2022, for which we have elected the fair value option.
Nonaccrual Loans
The following tables present the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of December 31, 2023, and December 31, 2022.

		December 31, 2023
($ in millions)	Nonaccrual status at Jan. 1, 2023	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,187	$1,129	$531
Consumer mortgage
Mortgage Finance	34	41	21
Mortgage — Legacy	15	13	12
Total consumer mortgage	49	54	33
Consumer other
Personal Lending (b)	13	—	—
Credit Card	43	92	—
Total consumer other	56	92	—
Total consumer	1,292	1,275	564
Commercial
Commercial and industrial
Automotive	5	18	13
Other	157	98	5
Commercial real estate	—	3	3
Total commercial	162	119	21
Total finance receivables and loans (c)	$1,454	$1,394	$585
(a)Represents a component of nonaccrual status at end of period.
(b)Personal Lending finance receivables and loans were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Consolidated Balance Sheet at December 31, 2023. Refer to Note 2 for additional information.
(c)We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $16 million for the year ended December 31, 2023.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

		December 31, 2022
($ in millions)	Nonaccrual status at Jan. 1, 2022	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,078	$1,187	$445
Consumer mortgage
Mortgage Finance	59	34	25
Mortgage — Legacy	26	15	14
Total consumer mortgage	85	49	39
Consumer other
Personal Lending	5	13	—
Credit Card	11	43	—
Total consumer other	16	56	—
Total consumer	1,179	1,292	484
Commercial
Commercial and industrial
Automotive	33	5	2
Other	221	157	33
Commercial real estate	3	—	—
Total commercial	257	162	35
Total finance receivables and loans (b)	$1,436	$1,454	$519
(a)Represents a component of nonaccrual status at end of period.
(b)We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $13 million for the year ended December 31, 2022.

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

	Origination year							Revolving loans converted to term
December 31, 2023 ($ in millions)	2023	2022	2021	2020	2019	2018 and prior	Revolving loans		Total
Consumer automotive
Current	$30,677	$23,699	$14,209	$6,132	$3,306	$1,876	$—	$—	$79,899
30–59 days past due	539	1,041	739	270	181	122	—	—	2,892
60–89 days past due	170	443	303	109	68	45	—	—	1,138
90 or more days past due	64	167	122	44	32	28	—	—	457
Total consumer automotive (a)	31,450	25,350	15,373	6,555	3,587	2,071	—	—	84,386
Consumer mortgage
Mortgage Finance
Current	152	2,170	10,374	1,836	747	3,073	—	—	18,352
30–59 days past due	1	8	14	3	3	20	—	—	49
60–89 days past due	—	2	4	3	—	5	—	—	14
90 or more days past due	—	1	4	1	2	19	—	—	27
Total Mortgage Finance	153	2,181	10,396	1,843	752	3,117	—	—	18,442
Mortgage — Legacy
Current	—	—	—	—	—	51	142	17	210
30–59 days past due	—	—	—	—	—	3	—	1	4
60–89 days past due	—	—	—	—	—	1	1	—	2
90 or more days past due	—	—	—	—	—	6	2	1	9
Total Mortgage — Legacy	—	—	—	—	—	61	145	19	225
Total consumer mortgage	153	2,181	10,396	1,843	752	3,178	145	19	18,667
Consumer other
Credit Card
Current	—	—	—	—	—	—	1,828	—	1,828
30–59 days past due	—	—	—	—	—	—	39	—	39
60–89 days past due	—	—	—	—	—	—	34	—	34
90 or more days past due	—	—	—	—	—	—	89	—	89
Total Credit Card	—	—	—	—	—	—	1,990	—	1,990
Total consumer other (b)	—	—	—	—	—	—	1,990	—	1,990
Total consumer	$31,603	$27,531	$25,769	$8,398	$4,339	$5,249	$2,135	$19	$105,043
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $66 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at December 31, 2023. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 21 for additional information.
(b)Excludes Personal Lending finance receivables and loans, which were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Consolidated Balance Sheet at December 31, 2023. Refer to Note 2 for additional information.

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

	Origination year							Revolving loans converted to term
December 31, 2023 ($ in millions)	2023	2022	2021	2020	2019	2018 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$509	$512	$165	$97	$58	$22	$16,446	$—	$17,809
Special mention	6	7	30	1	1	14	723	—	782
Substandard	—	1	—	—	—	—	44	—	45
Doubtful	—	—	—	—	—	1	63	—	64
Total automotive	515	520	195	98	59	37	17,276	—	18,700
Other
Pass	331	646	343	405	266	180	6,202	173	8,546
Special mention	—	208	188	206	51	85	198	25	961
Substandard	—	—	46	3	—	83	25	11	168
Doubtful	—	—	—	—	—	26	10	—	36
Loss	—	—	—	—	1	—	—	—	1
Total other	331	854	577	614	318	374	6,435	209	9,712
Commercial real estate
Pass	971	1,452	1,129	884	607	811	100	26	5,980
Special mention	3	16	28	1	18	—	—	—	66
Substandard	—	3	—	—	—	1	—	—	4
Total commercial real estate	974	1,471	1,157	885	625	812	100	26	6,050
Total commercial	$1,820	$2,845	$1,929	$1,597	$1,002	$1,223	$23,811	$235	$34,462

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Origination year							Revolving loans converted to term
December 31, 2022 ($ in millions)	2022	2021	2020	2019	2018	2017 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$640	$211	$132	$78	$28	$34	$12,327	$—	$13,450
Special mention	23	47	—	—	10	21	1,016	—	1,117
Substandard	—	—	—	1	—	—	27	—	28
Total automotive	663	258	132	79	38	55	13,370	—	14,595
Other
Pass	594	469	607	419	54	133	5,344	89	7,709
Special mention	177	158	175	95	47	128	278	35	1,093
Substandard	—	—	4	51	—	139	55	13	262
Doubtful	—	—	—	64	—	25	—	—	89
Loss	—	—	—	—	—	—	1	—	1
Total other	771	627	786	629	101	425	5,678	137	9,154
Commercial real estate
Pass	1,481	1,118	951	679	369	716	9	13	5,336
Special mention	—	32	2	19	—	—	—	—	53
Total commercial real estate	1,481	1,150	953	698	369	716	9	13	5,389
Total commercial	$2,915	$2,035	$1,871	$1,406	$508	$1,196	$19,057	$150	$29,138
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
December 31, 2023
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$18,700	$18,700
Other	2	—	3	5	9,707	9,712
Commercial real estate	—	—	—	—	6,050	6,050
Total commercial	$2	$—	$3	$5	$34,457	$34,462
December 31, 2022
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$14,595	$14,595
Other	—	1	2	3	9,151	9,154
Commercial real estate	—	—	—	—	5,389	5,389
Total commercial	$—	$1	$2	$3	$29,135	$29,138

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents gross charge-offs of our finance receivables and loans for each portfolio class by origination year that occurred during the year ended December 31, 2023. Refer to Note 1 for additional information on our charge-off policy.

	Origination year							Revolving loans converted to term
Year ended December 31, 2023 ($ in millions)	2023	2022	2021	2020	2019	2018 and prior	Revolving loans		Total
Consumer automotive (a)	$225	$952	$651	$194	$142	$120	$—	$—	$2,284
Consumer mortgage
Mortgage Finance	—	—	—	—	—	1	—	—	1
Mortgage — Legacy	—	—	—	—	—	2	—	—	2
Total consumer mortgage	—	—	—	—	—	3	—	—	3
Consumer other
Personal Lending (b)	14	82	29	3	—	—	—	—	128
Credit Card	—	—	—	—	—	—	165	10	175
Total consumer other	14	82	29	3	—	—	165	10	303
Total consumer	239	1,034	680	197	142	123	165	10	2,590
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	5	19	—	24
Other	—	—	—	—	79	23	4	—	106
Total commercial	—	—	—	—	79	28	23	—	130
Total finance receivables and loans	$239	$1,034	$680	$197	$221	$151	$188	$10	$2,720
(a)Excludes $41 million of write-downs from transfers to held-for-sale from the sales of retained interests related to securitizations during 2023, resulting in the deconsolidation of the assets and liabilities from our Consolidated Balance Sheet. Refer to Note 11 for additional information.
(b)Excludes $174 million of write-downs from the transfer to held-for-sale related to Personal Lending. Refer to Note 2 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Loan Modifications
The following table presents the amortized cost basis of loans that were modified subsequent to origination during the year ended December 31, 2023, for each portfolio segment, by modification type. For additional information on loan modification types in scope of this disclosure, refer to Note 1. The below table excludes consumer mortgage finance receivables and loans currently enrolled in a trial modification program. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. If the borrower successfully completes the trial loan modification program, the contractual terms of the loan are updated and the modification is considered permanent. As of December 31, 2023, there were $5 million of consumer mortgage finance receivables and loans in a trial modification program.

	Payment extensions
Year ended December 31, 2023 ($ in millions)	Payment deferrals (a)	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (b)
Consumer automotive	$—	$234	$13	$—	$28	$275
Consumer mortgage
Mortgage Finance	—	3	—	—	3	6
Mortgage — Legacy	—	1	—	—	1	2
Total consumer mortgage	—	4	—	—	4	8
Consumer other
Credit Card	—	—	—	13	—	13
Total consumer other	—	—	—	13	—	13
Total consumer	—	238	13	13	32	296
Commercial
Commercial and industrial
Other	36	46	—	—	—	82
Total commercial	36	46	—	—	—	82
Total finance receivables and loans	$36	$284	$13	$13	$32	$378
(a)Includes a commercial and industrial loan within our Corporate Finance operations that was also granted a three-month contractual maturity extension during the year ended December 31, 2023.
(b)Represents 0.3% of total finance receivables and loans outstanding as of December 31, 2023.
Total commitments to lend additional funds to borrowers whose loans were modified during the year ended December 31, 2023, was $6 million as of December 31, 2023.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents the financial effect of loan modifications that occurred during the year ended December 31, 2023.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b) (c)
Year ended December 31, 2023 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	29	$3	—%	—%	74	86	10.3%	9.5%
Consumer mortgage
Mortgage Finance	154	—	—	—	307	472	4.7	3.3
Mortgage — Legacy	76	—	—	—	174	283	2.7	2.0
Total consumer mortgage	132	—	—	—	286	442	4.4	3.1
Consumer other
Credit Card	—	—	30.0	8.0	—	—	—	—
Total consumer other	—	$—	30.0	8.0	—	—	—	—
Commercial
Commercial and industrial
Other (d)	15	$—	—%	—%	—	—	—%	—%
Total commercial	15	$—	—	—	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Some consumer mortgage combination loan modifications include deferrals of principal. The weighted average number of months deferred for these loans was 207 months.
(d)Includes a commercial and industrial loan within our Corporate Finance operations that was also granted a three-month contractual maturity extension during the year ended December 31, 2023.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following tables present the subsequent performance of loans recorded at amortized cost, by portfolio segment and credit quality indicator, that have been modified during the year ended December 31, 2023.

Year ended December 31, 2023 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due (a)	Total
Consumer automotive
Contractual maturity extensions	$202	$24	$7	$1	$234
Principal forgiveness	7	1	—	5	13
Combination	25	2	—	1	28
Total consumer automotive	234	27	7	7	275
Consumer mortgage
Mortgage Finance
Contractual maturity extensions	3	—	—	—	3
Combination	1	—	—	2	3
Total Mortgage Finance	4	—	—	2	6
Mortgage — Legacy
Contractual maturity extensions	1	—	—	—	1
Combination	1	—	—	—	1
Total Mortgage — Legacy	2	—	—	—	2
Total consumer mortgage	6	—	—	2	8
Consumer other
Credit Card
Interest rate concessions	7	2	1	3	13
Total consumer other	7	2	1	3	13
Total consumer	$247	$29	$8	$12	$296
(a)Includes 235 consumer automotive loans with a total amortized cost of $5 million and 1 consumer mortgage loan with a total amortized cost of $2 million that redefaulted during the year ended December 31, 2023.

Year ended December 31, 2023 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Other
Payment deferrals (a)	$—	$—	$—	$36	$36
Contractual maturity extensions	34	7	5	—	46
Total commercial	$34	$7	$5	$36	$82
(a)Includes a commercial and industrial loan within our Corporate Finance operations that was also granted a three-month contractual maturity extension during the year ended December 31, 2023.
Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02
The adoption of ASU 2022-02 eliminated TDR recognition and measurement guidance, as well as all TDR-related disclosures. Refer to Note 1 for additional information. TDRs were loan modifications where concessions were granted to borrowers experiencing financial difficulties. Total TDRs recorded at amortized cost were $2.4 billion at both December 31, 2022, and December 31, 2021.
Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $61 million and $18 million at December 31, 2022, and December 31, 2021, respectively.

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

Year ended December 31, ($ in millions)	Number of loans	Amortized cost	Charge-off amount
2022
Consumer automotive	9,227	$143	$64
Consumer mortgage
Mortgage Finance	4	2	—
Total consumer mortgage	4	2	—
Consumer Other
Credit Card	457	—	—
Total consumer other	457	—	—
Total consumer	9,688	145	64
Commercial
Commercial and industrial
Other	1	1	31
Total commercial	1	1	31
Total finance receivables and loans	9,689	$146	$95
2021
Consumer automotive	9,295	$119	$61
Consumer mortgage
Mortgage Finance	1	—	—
Mortgage — Legacy	4	—	—
Total consumer mortgage	5	—	—
Total consumer finance receivables and loans	9,300	119	61
Total finance receivables and loans	9,300	$119	$61
Concentration Risk
Consumer
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.4% and 26.5% of our total consumer finance receivables and loans at December 31, 2023, and December 31, 2022, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table shows the percentage of consumer automotive, consumer mortgage, and consumer other finance receivables and loans by state concentration based on amortized cost.

	2023 (a)			2022
December 31,	Consumer automotive	Consumer mortgage	Consumer other (b)	Consumer automotive	Consumer mortgage	Consumer other (c)
California	8.5%	39.2%	9.4%	8.7%	38.8%	8.4%
Texas	13.7	7.3	7.6	13.6	7.3	7.7
Florida	9.5	6.5	9.0	9.5	6.6	7.8
Pennsylvania	4.5	2.1	4.2	4.5	2.1	4.6
Georgia	4.1	2.9	3.7	4.1	2.9	3.5
North Carolina	4.3	1.9	2.9	4.1	1.9	4.6
New York	3.7	1.9	5.4	3.6	1.9	4.8
Illinois	3.3	2.8	4.6	3.5	2.8	4.3
New Jersey	3.2	2.4	3.7	3.2	2.4	3.6
Ohio	3.4	0.4	4.5	3.4	0.4	3.6
Other United States	41.8	32.6	45.0	41.8	32.9	47.1
Total consumer loans	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2023.
(b)Excludes Personal Lending finance receivables and loans, which were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Consolidated Balance Sheet at December 31, 2023. Refer to Note 2 for additional information.
(c)Excludes $3 million of finance receivables at December 31, 2022, for which we have elected the fair value option.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

December 31,	2023	2022
Florida	17.6%	17.9%
Texas	13.6	14.9
California	7.9	8.4
Ohio	5.9	4.2
Michigan	5.4	4.2
North Carolina	5.0	5.3
New York	4.5	6.3
Tennessee	3.7	1.2
Georgia	3.0	3.1
Missouri	2.8	2.6
Other United States	30.6	31.9
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

December 31,	2023	2022
Industry
Automotive	54.0%	53.4%
Electronics	13.4	11.9
Services	12.8	6.5
Other	19.8	28.2
Total commercial criticized finance receivables and loans	100.0%	100.0%
10.    Leasing
Ally as the Lessee
We have operating leases for certain of our corporate facilities, which have remaining lease terms of 2 months to 7 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend or terminate the lease. We do not include these term extensions or termination provisions in our estimates of the lease term if we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.
During the years ended December 31, 2023, and December 31, 2022, we paid $33 million and $38 million in cash for amounts included in the measurement of lease liabilities at December 31, 2023, and December 31, 2022, respectively. These amounts are included in net cash provided by operating activities in the Consolidated Statement of Cash Flows. During the years ended December 31, 2023, and December 31, 2022, we obtained $10 million and $41 million, respectively, of ROU assets in exchange for new lease liabilities. As of December 31, 2023, the weighted-average remaining lease term of our operating lease portfolio was 4 years, and the weighted-average discount rate was 2.85%, compared to 5 years and 2.57% as of December 31, 2022.
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of December 31, 2023, and that have noncancelable lease terms expiring after December 31, 2023.

Year ended December 31, ($ in millions)
2024	$34
2025	29
2026	22
2027	17
2028	15
2029 and thereafter	3
Total undiscounted cash flows	120
Difference between undiscounted cash flows and discounted cash flows	(7)
Total lease liability	$113
The following table details the components of total net operating lease expense.

Year ended December 31, ($ in millions)	2023	2022	2021
Operating lease expense	$29	$33	$46
Variable lease expense	5	4	7
Total lease expense, net (a)	$34	$37	$53
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
When we acquire a consumer operating lease, we assume ownership of the vehicle from the dealer. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Consolidated Statement of Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of December 31, 2023, and December 31, 2022, consumer operating leases with a carrying value, net of accumulated depreciation, of $12 million and $56 million, respectively, were covered by a residual value guarantee of 15% of the manufacturer’s suggested retail price.
The following table details our investment in operating leases.

Year ended December 31, ($ in millions)	2023	2022
Vehicles	$11,101	$12,304
Accumulated depreciation	(1,930)	(1,860)
Investment in operating leases, net	$9,171	$10,444
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after December 31, 2023.

Year ended December 31, ($ in millions)
2024	$1,304
2025	820
2026	382
2027	70
2028	4
Total lease payments from operating leases	$2,580
We recognized operating lease revenue of $1.6 billion for each of the years ended December 31, 2023, 2022, and 2021. Depreciation expense on operating lease assets includes net remarketing gains recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

Year ended December 31, ($ in millions)	2023	2022	2021
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$1,071	$1,084	$914
Remarketing gains, net	(211)	(170)	(344)
Net depreciation expense on operating lease assets	$860	$914	$570
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $9 million during the year ended December 31, 2023, $7 million during the year ended December 31, 2022, and $16 million during the year ended December 31, 2021.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Consolidated Balance Sheet was $537 million and $481 million as of December 31, 2023, and December 31, 2022, respectively. This includes lease payment receivables of $531 million and $468 million at December 31, 2023, and December 31, 2022, respectively, and unguaranteed residual assets of $6 million at December 31, 2023, and $13 million at December 31, 2022. Interest income on finance lease receivables was $40 million for the year ended December 31, 2023, and $30 million for the year ended December 31, 2022, and is included in interest and fees on finance receivables and loans in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after December 31, 2023.

Year ended December 31, ($ in millions)
2024	$193
2025	163
2026	140
2027	73
2028	33
2029 and thereafter	11
Total undiscounted cash flows	613
Difference between undiscounted cash flows and discounted cash flows	(82)
Present value of lease payments recorded as lease receivable	$531
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
Other than our customary representation, warranty, and covenant provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the SPEs are held by third parties. Representation, warranty, and certain covenant provisions generally require us to repurchase assets or indemnify the investor or other party for incurred losses to the extent it is determined that the assets were ineligible or were otherwise defective at the time of sale, or otherwise not in compliance with the ongoing covenant obligations. We did not provide any noncontractual financial support to any of these entities during 2023, 2022, or 2021.
Variable Interest Entities
The VIEs included on the Consolidated Balance Sheet represent SPEs where we are deemed to be the primary beneficiary, primarily due to our servicing activities and our beneficial interests in the VIE that could be potentially significant. We determine whether we have a

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
The pretax gain on sales of financial assets into nonconsolidated VIEs was $1 million for both the years ended December 31, 2023, and 2022. We had no pretax gains or losses on sales of financial assets into nonconsolidated VIEs during the year ended December 31, 2021. For additional information regarding our significant accounting policies for nonconsolidated VIEs, refer to the Variable Interest Entities and Securitizations section of Note 1.
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

December 31, ($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
2023
On-balance sheet variable interest entities
Consumer automotive	$16,415	(b)	$1,614	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d) (e)	81	(f)	—		2,514	2,595	(g)
Consumer other (h)	—		—		125	125
Commercial other	2,516	(i)	974	(j)	—	2,738	(k)
Total	$19,012		$2,588		$2,639	$5,458
2022
On-balance sheet variable interest entities
Consumer automotive	$20,415	(b)	$2,553	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (e)	—		—		227	227	(g)
Consumer other (h)	—		—		103	103
Commercial other	2,199	(i)	873	(j)	—	2,767	(k)
Total	$22,614		$3,426		$330	$3,097
(a)Asset values represent the current unpaid principal balance of outstanding consumer automotive and credit card finance receivables and loans within the VIEs.
(b)Includes $9.3 billion and $10.6 billion of assets that were not encumbered by VIE beneficial interests held by third parties at December 31, 2023, and December 31, 2022, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $100 million and $113 million of liabilities that were not obligations to third-party beneficial interest holders at December 31, 2023, and December 31, 2022, respectively.
(d)In November 2023, we sold retained interests related to on-balance sheet VIEs to an unrelated third party. As a result of these sales, we are no longer the primary beneficiary of the VIEs, and as such have deconsolidated the assets and liabilities from our Consolidated Balance Sheet, including $1.7 billion and $1.4 billion of consumer automotive loans and long-term debt, respectively. We received cash proceeds of $247 million related to these sales, and recognized no gain or loss. We will continue to service the assets previously transferred to the VIEs.
(e)Includes activity where we sell loans through a pass through program to a third-party.
(f)Represents retained notes and certificated residual interests, of which $78 million was classified as held-to-maturity securities at December 31, 2023, and $3 million was classified as other assets at December 31, 2023. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations.
(g)Maximum exposure to loss represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions. This measure is based on the unlikely event that all the loans have underwriting defects or other defects that trigger a representation and warranty provision and the collateral supporting the loans are worthless. This required disclosure is not an indication of our expected loss.
(h)Represents balances from Ally Credit Card.
(i)Amounts are classified as other assets except for $44 million and $38 million classified as equity securities at December 31, 2023, and December 31, 2022, respectively.
(j)Amounts are classified as accrued expenses and other liabilities.
(k)For certain nonconsolidated affordable housing entities, maximum exposure to loss represents the yield we guaranteed investors through long-term guarantee contracts. The amount disclosed is based on the unlikely event that the yield delivered to investors in the form of low-income tax housing credits is recaptured. For nonconsolidated equity investments, maximum exposure to loss represents our outstanding investment, additional committed capital, and low-income housing tax credits subject to recapture. The amount disclosed is based on the unlikely event that our committed capital is funded, our investments become worthless, and the tax credits previously delivered to us are recaptured. This required disclosure is not an indication of our expected loss.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the years ended December 31, 2023, 2022, and 2021. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

Year ended December 31, ($ in millions)	2023	2022	2021
Consumer automotive
Cash proceeds from transfers completed during the period	$1,131	$238	$—
Cash flows received on retained interests in securitization entities	4	—	—
Servicing fees	19	1	—
Other cash flows	1	—	—
Consumer other (a)
Cash proceeds from transfers completed during the period	117	137	4
Servicing fees	8	13	—
Total	$1,280	$389	$4
(a)Represents activity from Ally Credit Card.
Delinquencies and Net Credit Losses
The following tables present quantitative information about off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
December 31, ($ in millions)	2023	2022	2023	2022
Off-balance-sheet securitization entities
Consumer automotive	$1,558	$—	$11	$—
Whole-loan sales (a)
Consumer automotive	956	227	44	2
Consumer other	125	103	17	8
Total	$2,639	$330	$72	$10
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

	Net credit losses
Year ended December 31, ($ in millions)	2023	2022
Off-balance-sheet securitization entities
Consumer automotive	$2	$—
Whole-loan sales (a)
Consumer automotive	27	—
Consumer other	31	2
Total	$60	$2
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
The following table summarizes information about our affordable housing investments.

Year ended December 31, ($ in millions)	2023	2022	2021
Affordable housing tax credits and other tax benefits (a)	$200	$177	$144
Tax credit amortization expense recognized as a component of income tax expense	157	147	118
(a)There were no impairment losses recognized during the years ended December 31, 2023, 2022, and 2021, resulting from the forfeiture or ineligibility of tax credits or other circumstances.
Our investment in qualified affordable housing projects was $1.9 billion and $1.6 billion at December 31, 2023, and December 31, 2022, respectively, and is included within other assets on our Consolidated Balance Sheet. Additionally, unfunded commitments to provide additional capital to investees in qualified affordable housing projects were $973 million and $869 million at December 31, 2023, and December 31, 2022, respectively, and are included within accrued expenses and other liabilities on our Consolidated Balance Sheet. Substantially all of the unfunded commitments at December 31, 2023, are expected to be paid out within the next five years.
12.    Premiums Receivable and Other Insurance Assets
Premiums receivable and other insurance assets consisted of the following.

December 31, ($ in millions)	2023	2022
Prepaid reinsurance premiums	$580	$553
Reinsurance recoverable on unpaid losses	66	72
Reinsurance recoverable on paid losses	38	26
Premiums receivable	154	114
Deferred policy and service contract acquisition costs	1,911	1,933
Total premiums receivable and other insurance assets	$2,749	$2,698

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
13.    Other Assets
The components of other assets were as follows.

December 31, ($ in millions)	2023	2022
Property and equipment at cost (a)	$2,153	$2,352
Accumulated depreciation (a)	(871)	(1,076)
Net property and equipment	1,282	1,276
Investment in qualified affordable housing projects (b)	1,866	1,596
Net deferred tax assets	1,224	1,087
Accrued interest, fees, and rent receivables (c)	935	786
Nonmarketable equity investments	886	842
Goodwill	669	822
Equity-method investments (d)	651	608
Restricted cash held for securitization trusts (e)	407	585
Other accounts receivable	189	164
Operating lease right-of-use assets	90	111
Restricted cash and cash equivalents (f)	87	66
Net intangible assets	73	98
Other assets	1,036	1,097
Total other assets (g)	$9,395	$9,138
(a)During the year ended December 31, 2023, we retired software with a cost basis of $295 million with an accumulated depreciation of $295 million.
(b)Presented gross of the associated unfunded commitment. Refer to Note 16 for further information.
(c)Primarily relates to accrued interest, fees, and rent receivables related to our consumer automotive and commercial automotive finance receivables and loans.
(d)Primarily relates to investments made in connection with our CRA program.
(e)Includes restricted cash collected from customer payments on securitized receivables, which are distributed by us to investors as payments on the related secured debt, and cash reserve deposits utilized as a form of credit enhancement for various securitization transactions.
(f)Primarily represents a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements.
(g)Excludes Ally Lending other assets which were transferred to assets of operations held-for-sale as of December 31, 2023. Refer to Note 2 for additional information.
The total carrying value of the nonmarketable equity investments held at December 31, 2023, and December 31, 2022, including cumulative unrealized gains and losses, was as follows.

December 31, ($ in millions)	2023	2022
FRB stock	$392	$401
FHLB stock	392	318
Equity investments without a readily determinable fair value
Cost basis at acquisition	74	89
Adjustments
Upward adjustments	51	177
Downward adjustments (including impairment)	(23)	(143)
Carrying amount, equity investments without a readily determinable fair value	102	123
Nonmarketable equity investments	$886	$842
During the years ended December 31, 2023, and 2022, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of December 31, 2023, and 2022, were as follows.

Year ended December 31, ($ in millions)	2023	2022
Upward adjustments	$8	$1
Downward adjustments (including impairment) (a)	$(17)	$(138)
(a)No impairment on FHLB and FRB stock was recognized during the years ended December 31, 2023, and 2022.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The downward adjustments (including impairment) during the year ended December 31, 2022, was primarily driven by an impairment in our investment in BMC Holdco. During the year ended December 31, 2023, this investment was transferred from nonmarketable equity investments to equity securities on the Consolidated Balance Sheet as our investment converted into publicly traded common stock in BHF.
Total loss on nonmarketable equity investments, net, which includes both realized and unrealized gains and losses, was a net loss of $10 million for the year ended December 31, 2023, compared to a net loss of $132 million for the year ended December 31, 2022, respectively.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2021	$20	$27	$775	$822
Goodwill acquired	—	—	—	—
Goodwill at December 31, 2022	$20	$27	$775	$822
Goodwill impairment	—	—	(149)	(149)
Transfer to assets of operations held-for-sale	—	—	(4)	(4)
Goodwill at December 31, 2023	$20	$27	$622	$669
(a)Includes $479 million of goodwill associated with Ally Credit Card at both December 31, 2023, and December 31, 2022, $143 million of goodwill associated with Ally Invest at both December 31, 2023, and December 31, 2022, and $153 million of goodwill associated with Ally Lending at December 31, 2022.
During the year ended December 31, 2023, we recognized a $149 million impairment of goodwill at Corporate and Other related to the transfer of our Ally Lending business to held-for-sale. Subsequent to the impairment charge, the goodwill balance of $4 million was transferred to assets of operations held-for-sale on the Consolidated Balance Sheet. For additional information, refer to Note 2.
The net carrying value of intangible assets by class was as follows.

	2023			2022
December 31, ($ in millions)	Gross intangible assets	Accumulated amortization	Net carrying value	Gross intangible assets	Accumulated amortization	Net carrying value
Technology	$117	$(64)	$53	$122	$(53)	$69
Customer lists	41	(39)	2	58	(51)	7
Purchased credit card relationships	25	(7)	18	25	(4)	21
Trademarks	2	(2)	—	2	(1)	1
Total intangible assets (a)	$185	$(112)	$73	$207	$(109)	$98
(a)Excludes $22 million of gross intangible assets and $22 million of accumulated amortization that were transferred to assets of operations held-for-sale related to Ally Lending as of December 31, 2023. Refer to Note 2 for additional information.
Estimated future amortization expense of intangible assets are as follows.

Year ended December 31, ($ in millions)
2024	$19
2025	14
2026	14
2027	13
2028	13
Total estimated future amortization expense	$73

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
14.    Deposit Liabilities
Deposit liabilities consisted of the following.

December 31, ($ in millions)	2023	2022
Noninterest-bearing deposits	$139	$185
Interest-bearing deposits
Savings, money market, and spending accounts	99,340	110,776
Certificates of deposit	55,187	41,336
Total deposit liabilities	$154,666	$152,297
At December 31, 2023, and December 31, 2022, certificates of deposit included $7.7 billion and $5.6 billion, respectively, of those in denominations in excess of $250 thousand.
The following table presents the scheduled maturity of total certificates of deposit at December 31, 2023.

($ in millions)
Due in 2024	$43,450
Due in 2025	7,974
Due in 2026	1,490
Due in 2027	832
Due in 2028	1,441
Total certificates of deposit (a)	$55,187
(a)Includes $5.3 billion of certificates of deposit that are estimated to be uninsured. In some instances, certificates of deposits in excess of federal insurance limits may be insured based upon the number of account owners, beneficiaries, and accounts held.
15.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	2023			2022
December 31, ($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$2,550	$2,550	$—	$1,900	$1,900
Securities sold under agreements to repurchase	—	747	747	—	499	499
Total short-term borrowings	$—	$3,297	$3,297	$—	$2,399	$2,399
Weighted average interest rate (b)			5.6%			4.5%
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
(b)Based on the debt outstanding and the interest rate at December 31 of each year.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of December 31, 2023, the securities sold under agreements to repurchase consisted of $747 million of agency mortgage-backed residential debt securities. The repurchase agreements are set to mature within 30 days. Refer to Note 8 and Note 21 for further details.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At December 31, 2023, we received cash collateral of $6 million and non-cash collateral of $1 million related to repurchase agreements. At December 31, 2022, we placed cash collateral of $1 million related to repurchase agreements, and we did not receive any collateral.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Long-Term Debt
The following tables present the composition of our long-term debt portfolio.

December 31, ($ in millions)	Amount	Interest rate	Weighted average stated interest rate (a)	Due date range
2023
Unsecured debt
Fixed rate (b)	$10,327
Hedge basis adjustments (c)	97
Total unsecured debt	10,424	0.60–8.00%	6.03%	2024–2033
Secured debt
Fixed rate	7,031
Variable rate (d)	113
Hedge basis adjustment (c)	2
Total secured debt (e) (f)	7,146	0.89–5.29%	3.31%	2024–2031
Total long-term debt	$17,570
2022
Unsecured debt
Fixed rate (b)	$9,929
Hedge basis adjustments (c)	108
Total unsecured debt	10,037	0.60–8.00%	5.08%	2023–2032
Secured debt
Fixed rate	7,603
Variable rate (d)	118
Hedge basis adjustment (c)	4
Total secured debt (e) (f)	7,725	0.72–5.29%	2.71%	2023–2027
Total long-term debt	$17,762
(a)Based on the debt outstanding and the interest rate at December 31 of each year excluding any impacts of interest rate hedges.
(b)Includes subordinated debt of $1.5 billion and $1.0 billion at December 31, 2023, and 2022, respectively.
(c)Represents the basis adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 21 for additional information.
(d)Represents long-term debt that does not have a stated interest rate.
(e)Includes $1.5 billion and $2.4 billion of VIE secured debt at December 31, 2023, and 2022, respectively.
(f)Includes advances from the FHLB of Pittsburgh of $5.6 billion and $5.3 billion at December 31, 2023, and 2022, respectively.

	2023			2022
December 31, ($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$1,409	$2,931	$4,340	$2,023	$2,395	$4,418
Due after one year	9,015	4,215	13,230	8,014	5,330	13,344
Total long-term debt	$10,424	$7,146	$17,570	$10,037	$7,725	$17,762
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 21 for additional information.

To achieve the desired balance between fixed- and variable-rate debt, we may utilize interest rate swap agreements. These derivative financial instruments have the effect of synthetically converting our fixed-rate debt into variable-rate obligations. We did not have any derivative financial instruments that synthetically converted fixed-rate debt into variable-rate obligations or variable-rate debt into fixed-rate obligations at December 31, 2023. As of December 31, 2022, we had $2.5 billion of interest rate swap agreements outstanding.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents the scheduled remaining maturity of long-term debt at December 31, 2023, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2024	2025	2026	2027	2028	2029 and thereafter	Total
Unsecured
Long-term debt	$1,477	$2,485	$152	$1,536	$867	$4,738	$11,255
Original issue discount	(68)	(74)	(82)	(94)	(107)	(406)	(831)
Total unsecured	1,409	2,411	70	1,442	760	4,332	10,424
Secured
Long-term debt	2,931	1,904	1,720	357	225	9	7,146
Total long-term debt	$4,340	$4,315	$1,790	$1,799	$985	$4,341	$17,570
The following summarizes assets restricted as collateral for the payment of the related debt obligation.

December 31, ($ in millions)	2023	2022
Consumer automotive finance receivables	$40,805	$11,759
Consumer mortgage finance receivables	18,703	19,771
Commercial finance receivables	5,968	4,210
Investment securities (amortized cost of $4,030 and $4,288) (a)	4,036	3,525
Total assets restricted as collateral (b) (c) (d)	$69,512	$39,265
Secured debt (e)	$10,443	$10,124
(a)A portion of the restricted investment securities at December 31, 2023, and December 31, 2022, was restricted under repurchase agreements. Refer to the section above titled Short-Term Borrowings for information on the repurchase agreements.
(b)All restricted assets are those of Ally Bank.
(c)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $27.9 billion and $27.0 billion at December 31, 2023, and December 31, 2022, respectively. These assets were primarily composed of consumer mortgage finance receivables and loans as well as mortgage-backed securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $34.0 billion and $2.4 billion at December 31, 2023, and December 31, 2022, respectively. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(d)Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Consolidated Balance Sheet. Refer to Note 13 for additional information.
(e)Includes $3.3 billion and $2.4 billion of short-term borrowings at December 31, 2023, and December 31, 2022, respectively.
16.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

December 31, ($ in millions)	2023	2022
Unfunded commitments for investment in qualified affordable housing projects	$973	$869
Accounts payable	509	435
Employee compensation and benefits	409	424
Reserves for insurance losses and loss adjustment expenses (a)	140	119
Operating lease liabilities	113	137
Deferred revenue	103	169
Other liabilities	479	495
Total accrued expenses and other liabilities (b)	$2,726	$2,648
(a)Refer to Note 6 for further information.
(b)Excludes Ally Lending accrued expenses and other liabilities, which were transferred to liabilities of operations held-for-sale as of December 31, 2023. Refer to Note 2 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
17.    Equity
Common Stock
The following table presents changes in the number of shares issued and outstanding.

(shares in thousands) (a)	2023	2022	2021
Common stock
Total issued at January 1,	507,683	504,522	501,237
New issuances
Employee benefits and compensation plans	4,179	3,161	3,284
Total issued at December 31,	511,861	507,683	504,522
Treasury balance at January 1,	(208,358)	(166,581)	(126,563)
Repurchase of common stock (b)	(1,044)	(41,778)	(40,018)
Total treasury stock at December 31,	(209,402)	(208,358)	(166,581)
Total outstanding at December 31,	302,459	299,324	337,941
(a)Figures in the table may not recalculate exactly due to rounding. Number of shares issued, in treasury, and outstanding are calculated based on unrounded numbers.
(b)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans. Refer to the section titled Capital Planning and Stress Tests in Note 20 for additional information regarding our common stock-repurchase program.
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

December 31, 2023
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
18.    Accumulated Other Comprehensive Loss
The following table presents changes, net of tax, in each component of accumulated other comprehensive loss.

	Investment securities (a)
($ in millions)	Available- for-sale securities (b)	Held-to-maturity securities	Translation adjustments and net investment hedges (c)	Cash flow hedges (c)	Defined benefit pension plans	Accumulated other comprehensive income (loss)
Balance at January 1, 2021	$640	$—	$19	$82	$(110)	$631
Net change	(735)	—	—	(47)	(7)	(789)
Balance at December 31, 2021	(95)	—	19	35	(117)	(158)
Net change	(4,000)	—	(1)	(17)	117	(3,901)
Balance at December 31, 2022	(4,095)	—	18	18	—	(4,059)
Net change	949	(682)	3	(27)	—	243
Balance at December 31, 2023	$(3,146)	$(682)	$21	$(9)	$—	$(3,816)
(a)Refer to Note 8 for additional information on securities transferred from available-for-sale to held-to-maturity.
(b)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio. Refer to Note 8 for additional information.
(c)For additional information on derivative instruments and hedging activities, refer to Note 21.
Our qualified defined benefit pension plan was frozen in 2006. During 2022, we executed our plan to settle the liability in two phases: (1) a single, lump-sum payment window program; and (2) the purchase of an annuity contract from an independent insurance company for the remainder of the liability. The independent insurance company assumed the obligation to pay the outstanding accrued benefits to the participants and beneficiaries of the plan. During the year ended December 31, 2022, we realized a loss of $115 million upon reclassification from accumulated other comprehensive loss as a result of this action, which included $71 million of compensation and benefits expense and $44 million of income tax expense, which included $61 million of realized stranded tax effects.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Year ended December 31, 2023 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized gains arising during the period	$338		$(78)		$260
Net unrealized loss on securities transferred to held-to-maturity (a)	911		(218)		693
Less: Net realized gains reclassified to income from continuing operations	5	(b)	(1)	(c)	4
Net change	1,244		(295)		949
Held-to-maturity securities
Net unrealized loss on securities transferred from available-for-sale (a)	(911)		218		(693)
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(14)	(d)	3		(11)
Net change	(897)		215		(682)
Translation adjustments
Net unrealized gains arising during the period	6		(1)		5
Net investment hedges (e)
Net unrealized losses arising during the period	(3)		1		(2)
Cash flow hedges (e)
Net unrealized losses arising during the period	(22)		6		(16)
Less: Net realized gains reclassified to income from continuing operations	14	(f)	(3)	(c)	11
Net change	(36)		9		(27)
Other comprehensive income	$314		$(71)		$243
(a)Includes unrealized losses on securities transferred from available-for-sale to held-to-maturity. Refer to Note 8 for additional information.
(b)Includes gains reclassified to other gain on investments, net in our Consolidated Statement of Income.
(c)Includes amounts reclassified to income tax expense from continuing operations in our Consolidated Statement of Income.
(d)Includes amounts reclassified to interest and dividends on investment securities and other earning assets in our Consolidated Statement of Income.
(e)For additional information on derivative instruments and hedging activities, refer to Note 21.
(f)Includes gains reclassified to interest and fees on finance receivables and loans in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2022 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
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

Year ended December 31, 2021 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized losses arising during the period	$(859)		$203		$(656)
Less: Net realized gains reclassified to income from continuing operations	102	(a)	(23)	(b)	79
Net change	(961)		226		(735)
Cash flow hedges (c)
Less: Net realized gains reclassified to income from continuing operations	61	(d)	(14)	(b)	47
Defined benefit pension plans
Net unrealized losses arising during the period	(11)		3		(8)
Less: Net realized losses reclassified to income from continuing operations	(1)		—		(1)
Net change	(10)		3		(7)
Other comprehensive loss	$(1,032)		$243		$(789)
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
19.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

Year ended December 31, ($ in millions, except per share data; shares in thousands) (a)	2023	2022	2021
Net income from continuing operations	$1,022	$1,715	$3,065
Preferred stock dividends — Series B	(63)	(63)	(36)
Preferred stock dividends — Series C	(47)	(47)	(21)
Net income from continuing operations attributable to common stockholders	$912	$1,605	$3,008
Loss from discontinued operations, net of tax	(2)	(1)	(5)
Net income attributable to common stockholders	$910	$1,604	$3,003
Basic weighted-average common shares outstanding (b)	303,751	316,690	362,583
Diluted weighted-average common shares outstanding (b)	305,135	318,629	365,180
Basic earnings per common share
Net income from continuing operations	$3.00	$5.07	$8.30
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)
Net income	$3.00	$5.06	$8.28
Diluted earnings per common share
Net income from continuing operations	$2.99	$5.04	$8.24
Loss from discontinued operations, net of tax	(0.01)	—	(0.01)
Net income	$2.98	$5.03	$8.22
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios,

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm, like Ally, is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of December 31, 2023, the stress capital buffer requirement for Ally was 2.5%.
Ally and Ally Bank are currently subject to the U.S. Basel III standardized approach for counterparty credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not currently subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. Since Ally and Ally Bank are currently not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income and loss from regulatory capital. As of December 31, 2023, and December 31, 2022, Ally had $3.8 billion and $4.1 billion, respectively, of accumulated other comprehensive loss, net of applicable income taxes, that was excluded from Common Equity Tier 1 capital. Refer to the discussion below about rules proposed by the U.S. banking agencies in 2023 that would require us to recognize all components of accumulated other comprehensive income and loss in regulatory capital, except gains and losses on cash-flow hedges where the hedged items are not recognized on our balance sheet at fair value. Refer also to Note 18 for additional details about our accumulated other comprehensive loss.
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
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both December 31, 2023, and December 31, 2022, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
Under FDICIA and the PCA framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Our brokered deposits totaled $11.0 billion at December 31, 2023, which represented 7.1% of total deposit liabilities.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes our capital ratios under U.S. Basel III.

	December 31, 2023		December 31, 2022		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,129	9.36%	$14,592	9.27%	4.50%	(b)
Ally Bank	17,217	11.24	17,011	11.38	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,392	10.76%	$16,867	10.72%	6.00%	6.00%
Ally Bank	17,217	11.24	17,011	11.38	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$20,055	12.41%	$19,209	12.21%	8.00%	10.00%
Ally Bank	19,144	12.50	18,888	12.64	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$17,392	8.67%	$16,867	8.65%	4.00%	(b)
Ally Bank	17,217	9.07	17,011	9.23	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 2.5% at both December 31, 2023, and December 31, 2022.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
On January 1, 2020, we adopted CECL. Refer to Note 1 for additional information about our allowance for loan losses accounting policy. Under a rule finalized by the FRB and other U.S. banking agencies in 2020, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we deferred and began phasing in on January 1, 2022, is generally calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of December 31, 2023, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $591 million.
In April 2023, in a statement accompanying the review of the FRB’s supervision and regulation of SVB, FRB Vice Chair for Supervision Barr highlighted a plan to revisit the Tailoring Rules and develop stronger capital, liquidity, stress-testing, and other standards for Category IV firms like Ally. In July 2023, the U.S. banking agencies issued a proposed rule to customize and implement revisions to the global Basel III capital framework that were approved by the Basel Committee in December 2017 (commonly known as the Basel III endgame or as Basel IV). For regulatory capital, the proposed rule would eliminate the effect of the Tailoring Rules by requiring the recognition of most elements of accumulated other comprehensive income and loss and the application of deductions, limitations, and criteria for specified capital investments, minority interests, and TLAC holdings. For each of the risk-based capital ratios, a large banking organization, like Ally, would calculate and be bound by the lower of two alternatives: one version of the ratio based on an expanded risk-based approach prescribed in the proposed rule and one version of the ratio based on the standardized approach as modified by the proposed rule. All capital buffer requirements, including the stress capital buffer requirement, would apply regardless of whether the expanded risk-based approach or the standardized approach produces the lower ratio. Under the expanded risk-based approach, total RWAs would equal the sum of the RWAs for credit risk, equity risk, operational risk, market risk, and CVA risk as set forth in the proposed rule minus any amount of the banking organization’s adjusted allowance for credit losses that is not included in Tier 2 capital and any amount of allocated transfer risk reserves. Under the standardized approach, total RWAs would be calculated using the existing rules with a revised methodology for determining RWAs for market risk, and a required application of the standardized approach for counterparty credit risk for derivative exposures. Category IV firms would be further required under the proposed rule to project their risk-based capital ratios under baseline conditions in their capital plans and related reports using the RWA-calculation approach that results in their binding risk-based capital ratios as of the start of the projection horizon. The proposed rule also would roll back additional elements of the Tailoring Rules by applying to Category IV firms the supplementary leverage ratio, the countercyclical capital buffer, and enhanced public disclosure and reporting requirements. Under the proposed rule, a three-year transition period from July 1, 2025, to June 30, 2028, would apply to the recognition of accumulated other comprehensive income and loss in regulatory capital and the use of the expanded risk-based approach. The phase-in of accumulated other comprehensive income and loss is expected to significantly affect our levels of regulatory capital. While we believe that this would be manageable, we also anticipate that our levels of regulatory capital would need to be gradually increased in advance of and during the proposed transition period. As for the proposed changes to RWAs, while we continue to evaluate the effects of individual provisions and the interplay among them as well as potential management actions in response, the impact is not currently expected to be significant in the aggregate if the proposed rule were adopted in its existing form. Since the proposed rule was issued, we have been engaged with research and advocacy groups to inform the rulemaking process and better understand the impacts of the proposed rule on banking organizations of various

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
sizes and complexities—as well as the competitive environment more broadly—and likewise encourage the U.S. banking agencies to closely study these impacts and their wider implications.
In August 2023, the U.S. banking agencies issued a proposed rule to improve the resolvability of Category IV firms, like Ally. The proposed rule would require Category II, III, and IV firms, their large consolidated banks, and other institutions to issue and maintain minimum amounts of eligible long-term debt in an amount that is the greater of (i) 6 percent of total RWAs, (ii) 3.5 percent of average total consolidated assets, and (iii) 2.5 percent of total leverage exposure. Covered insured depository institutions, like Ally Bank, that are consolidated subsidiaries of covered entities, like Ally, would be required to issue eligible long-term debt internally to a company that consolidates the covered insured depository institution, which would in turn be required to purchase that long-term debt. Only long-term debt instruments that are most readily able to absorb losses in a resolution proceeding would qualify, and the operations of covered entities would be subject to clean-holding-company requirements such as prohibitions and limitations on their liabilities to unaffiliated entities. Under the proposed rule, a transition period would apply with 25, 50, and 100 percent of the long-term-debt requirements coming into effect by the end of the first, second, and third years, respectively, after finalization of the rule. We are still assessing the impact of this proposed rule but, due to the current structure and amount of debt instruments issued by Ally and Ally Bank, we expect it to significantly affect us.
Whether and when final rules related to these proposals may be adopted and take effect, as well as what changes to the proposed rules may be reflected in any final rules after the comment periods, remain unclear. Also, beyond these proposed rules, more stringent and less tailored liquidity, stress-testing, and other standards for Category IV firms, like Ally, may be forthcoming, including those that may reinstate the LCR, require more rigorous liquidity stress testing, and return Ally to supervisory stress testing on an annual cycle.
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
The Tailoring Rules align capital planning, supervisory stress testing, and stress capital buffer requirements for large banking organizations, like Ally. As a Category IV firm, Ally is expected to have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which Ally would not generally be subject to the supervisory stress test. Refer to the section titled Basel Capital Framework above for further discussion about our stress capital buffer requirements. During a year in which Ally does not undergo a supervisory stress test, we would receive an updated stress capital buffer requirement only to reflect our updated planned common-stock dividends. Ally was subject to the 2022 supervisory stress test and did not elect to participate in the 2023 supervisory stress test.
On January 10, 2022, our Board authorized a stock-repurchase program, permitting us to repurchase up to $2.0 billion of our common stock from time to time from the first quarter of 2022 through the fourth quarter of 2022 subject to restrictions imposed by the FRB, and an increase in our cash dividend on common stock from $0.25 per share for the fourth quarter of 2021 to $0.30 per share for the first quarter of 2022. During the year ended December 31, 2022, we repurchased $1.65 billion of common stock under our stock-repurchase program. Since the commencement of our initial stock-repurchase program in the third quarter of 2016, we have reduced the number of outstanding shares of our common stock by 37%, from 484 million as of June 30, 2016, to 302 million as of December 31, 2023. Except for repurchases made of shares withheld to cover income taxes owed by participants in our share-based incentive plans, we did not make any common-stock repurchases in 2023, and at this time, the Board has not authorized a stock-repurchase program for 2024.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents information related to our common stock and distributions to our common stockholders.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2022
First quarter	$584	12,548	337,941	327,306	$0.30
Second quarter	600	15,031	327,306	312,781	0.30
Third quarter	415	12,468	312,781	300,335	0.30
Fourth quarter	51	1,731	300,335	299,324	0.30
2023
First quarter	$27	836	299,324	300,821	$0.30
Second quarter	2	58	300,821	301,619	0.30
Third quarter	—	5	301,619	301,630	0.30
Fourth quarter	4	145	301,630	302,459	0.30
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)On January 11, 2024, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend was paid on February 15, 2024, to stockholders of record at the close of business on February 1, 2024.
Depository Institutions
Ally Bank is a member of the Federal Reserve System and is subject to regulation, supervision, and examination by the FRB, the UDFI, the FDIC, and the CFPB. Ally Bank is an insured depository institution and, as such, is required to file periodic reports with the FDIC about its financial condition. Total assets of Ally Bank were $186.1 billion and $181.9 billion at December 31, 2023, and 2022, respectively. Federal and Utah law place a number of conditions, limits, and other restrictions on dividends and other capital distributions that may be paid by Ally Bank to IB Finance and thus indirectly to Ally. Dividends or other distributions made by Ally Bank indirectly to Ally were $1.4 billion and $3.2 billion in 2023 and 2022, respectively.
Under rules of the FDIC, Ally Bank is required to periodically submit to the FDIC a resolution plan (commonly known as a living will) that would enable the FDIC, as receiver, to resolve Ally Bank in the event of its insolvency under the FDI Act in a manner that ensures that depositors receive access to their insured deposits within one business day of Ally Bank’s failure (two business days if the failure occurs on a day other than Friday), maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by creditors in the resolution. In June 2021, the FDIC issued a Statement on Resolution Plans for Insured Depository Institutions, which in part establishes a three-year filing cycle for banks with $100 billion or more in total assets, like Ally Bank. In August 2023, the FDIC issued a proposed rule that would require each insured depository institution with $100 billion or more in total assets, like Ally Bank, to submit a full resolution plan with an identified strategy for ensuring timely access to insured deposits, maximizing value from the disposition of assets, minimizing any losses realized by creditors, and addressing potential financial-stability risks. Each resolution plan also would be subject to more stringent standards on its assumptions, content, and reviews. Covered insured depository institutions would need to submit a full resolution plan every two years with interim supplements in non-submission years. Ally Bank submitted its most recent resolution plan on December 1, 2022.
Insurance Companies
Some of our insurance operations—including in the United States, Canada, and Bermuda—are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions, and rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under state and foreign insurance laws, dividend distributions may be made only from statutory unassigned surplus with approvals required from applicable regulatory authorities for dividends in excess of statutory limitations. At December 31, 2023, the maximum dividend that could be paid by the U.S. insurance subsidiaries over the next 12 months without prior statutory approval was $112 million.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
Credit Risk
We enter into various retail automotive-loan purchase agreements with certain counterparties. As part of those agreements, we may be required to pay the counterparty at agreed upon measurement dates and determinable amounts if actual credit performance of the acquired loans on the measurement date is better than what was estimated at the time of acquisition. Based upon these terms, these contracts meet the accounting definition of a derivative.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the years ended December 31, 2023, 2022, or 2021.
We placed cash and noncash collateral with counterparties totaling $6 million and $642 million, respectively, supporting our derivative positions at December 31, 2023, compared to $2 million and $384 million of cash and noncash collateral, respectively, at December 31, 2022. These amounts include noncash collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Consolidated Balance Sheet in other assets. We granted our counterparties the right to sell or pledge the noncash collateral.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
We received cash collateral from counterparties totaling $31 million and $23 million at December 31, 2023, and 2022, respectively. These amounts exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Consolidated Balance Sheet in accrued expenses and other liabilities.
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

	2023			2022
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
December 31, ($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$35,835	$—	$—	$30,619
Purchased options	31	—	6,250	22	—	2,800
Foreign exchange contracts
Forwards	—	6	166	—	1	151
Total derivatives designated as accounting hedges	31	6	42,251	22	1	33,570
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	—	—	2,000	—	—	—
Forwards	—	—	70	—	—	37
Written options	2	—	88	—	—	79
Total interest rate risk	2	—	2,158	—	—	116
Foreign exchange contracts
Forwards	—	1	59	—	1	147
Total foreign exchange risk	—	1	59	—	1	147
Credit contracts (a)
Other credit derivatives	—	10	n/a	—	39	n/a
Total credit risk	—	10	n/a	—	39	n/a
Equity contracts
Written options	—	—	—	—	1	—
Purchased options	—	—	—	1	—	—
Total equity risk	—	—	—	1	1	—
Total derivatives not designated as accounting hedges	2	11	2,217	1	41	263
Total derivatives	$33	$17	$44,468	$23	$42	$33,833
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $29 million and $82 million as of December 31, 2023, and December 31, 2022, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents amounts recorded on our Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
December 31, ($ in millions)	2023	2022	2023	2022	2023	2022
Assets
Available-for-sale securities (b)	$16,302	$11,265	$(79)	$(180)	$(156)	$(181)
Finance receivables and loans, net (c)	54,189	46,390	(93)	(617)	(27)	(57)
Liabilities
Long-term debt	$7,750	$7,697	$100	$112	$100	$120
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include the amortized cost basis and unallocated basis adjustments of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2023, and December 31, 2022, the amortized cost basis and unallocated basis adjustments of the closed portfolios used in these hedging relationships was $14.8 billion and $10.0 billion, respectively, of which $14.6 billion and $9.7 billion, respectively, represents the amortized cost basis and unallocated basis adjustments of closed portfolios designated in an active hedge relationship. At December 31, 2023, and December 31, 2022, the total cumulative basis adjustments associated with these hedging relationships was a $45 million liability and a $135 million liability, respectively, of which the portion related to discontinued hedging relationships was a $120 million liability and a $138 million liability, respectively. At December 31, 2023, and December 31, 2022, the notional amounts of the designated hedged items were $11.3 billion and $4.0 billion, respectively, with cumulative basis adjustments of a $75 million asset and a $3 million asset, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. Refer to Note 8 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)These amounts include the carrying value of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2023, and December 31, 2022, the carrying value of the closed portfolios used in these hedging relationships was $54.2 billion and $46.4 billion, respectively, of which $50.0 billion and $46.1 billion, respectively, represents the carrying value of closed portfolios designated in an active hedge relationship. At December 31, 2023, and December 31, 2022, the total cumulative basis adjustments associated with these hedging relationships was a $93 million liability and a $617 million liability, respectively, of which the portion related to discontinued hedging relationships was a $27 million liability and a $57 million liability, respectively. At December 31, 2023, and December 31, 2022, the notional amounts of the designated hedged items were $23.2 billion and $22.8 billion, respectively, with cumulative basis adjustments of a $66 million liability and a $560 million liability, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Consolidated Statement of Income.

Year ended December 31, ($ in millions)	2023	2022	2021
Gain (loss) recognized in earnings
Interest rate contracts
Gain (loss) on mortgage and automotive loans, net	$18	$14	$(12)
Other income, net of losses	(1)	8	8
Total interest rate contracts	17	22	(4)
Foreign exchange contracts
Other operating expenses	—	8	(1)
Total foreign exchange contracts	—	8	(1)
Credit contracts
Other income, net of losses	(5)	(2)	(24)
Total credit contracts	(5)	(2)	(24)
Equity contracts
Other income, net of losses	(11)	—	—
Total equity contracts	(11)	—	—
Total gain (loss) recognized in earnings	$1	$28	$(29)

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Consolidated Statement of Income.

	Interest and fees on finance receivables and loans			Interest and dividends on investment securities and other earning assets			Interest on deposits			Interest on long-term debt
Year ended December 31, ($ in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021	2023	2022	2021
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1	$1	$68
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	—	—	—	(1)	(1)	(68)
Hedged fixed-rate FHLB advances	—	—	—	—	—	—	—	—	—	—	(5)	—
Derivatives designated as hedging instruments on fixed-rate FHLB advances	—	—	—	—	—	—	—	—	—	—	5	—
Hedged available-for-sale securities	—	—	—	76	(185)	(40)	—	—	—	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	—	(76)	185	40	—	—	—	—	—	—
Hedged fixed-rate consumer automotive loans	491	(599)	(215)	—	—	—	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(491)	599	215	—	—	—	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—	—	—	—	—
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Hedged variable rate borrowings
Reclassified from accumulated other comprehensive loss into income	—	—	—	—	—	—	—	—	(1)	—	—	—
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	14	21	58	—	—	—	—	—	—	—	—	—
Reclassified from accumulated other comprehensive loss into income as a result of a forecasted transaction being probable not to occur	—	—	4	—	—	—	—	—	—	—	—	—
Other hedged forecasted transactions
Reclassified from accumulated other comprehensive loss into income	—	—	—	—	—	—	—	—	—	—	(1)	—
Total gain (loss) on cash flow hedging relationships	$14	$21	$62	$—	$—	$—	$—	$—	$(1)	$—	$(1)	$—
Total amounts presented in the Consolidated Statement of Income	$11,020	$8,099	$6,468	$1,022	$841	$600	$5,819	$1,987	$1,045	$1,001	$763	$860
During the next 12 months, we estimate $12 million of losses will be reclassified into pretax earnings from derivatives designated as cash flow hedges.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Consolidated Statement of Income.

	Interest and fees on finance receivables and loans			Interest and dividends on investment securities and other earning assets			Interest on long-term debt
Year ended December 31, ($ in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$—	$—	$9	$5	$4
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	—	—	1	5
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	—	—	2	(3)	(13)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	—	23	17	(4)	—	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	—	134	(1)	(6)	—	—	—
Amortization of deferred loan basis adjustments	32	18	(46)	—	—	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	616	129	(122)	—	—	—	—	—	—
Total gain (loss) on fair value hedging relationships	$648	$147	$(168)	$157	$16	$(10)	$11	$3	$(4)
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

Year ended December 31, ($ in millions)	2023	2022	2021
Interest rate contracts
Loss recognized in other comprehensive income (loss)	$(36)	$(23)	$(61)
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss.

Year ended December 31, ($ in millions)	2023	2022	2021
Foreign exchange contracts (a) (b)
(Loss) gain recognized in other comprehensive income (loss)	$(3)	$8	$—
(a)There were no amounts excluded from effectiveness testing for the years ended December 31, 2023, 2022, or 2021.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Consolidated Statement of Income. There were no amounts reclassified for the years ended December 31, 2023, 2022, or 2021.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
22.    Income Taxes
The significant components of income tax expense from continuing operations were as follows.

Year ended December 31, ($ in millions)	2023	2022	2021
Current income tax expense
U.S. federal	$85	$1	$502
Foreign	5	3	4
State and local	36	9	168
Total current expense	126	13	674
Deferred income tax (benefit) expense
U.S. federal	(57)	493	151
Foreign	(1)	(1)	—
State and local	(7)	61	(35)
Total deferred (benefit) expense	(65)	553	116
Other tax expense (a)	—	61	—
Total income tax expense from continuing operations	$61	$627	$790
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

Year ended December 31, ($ in millions)	2023	2022	2021
Statutory U.S. federal tax expense	$227	$492	$810
Change in tax resulting from
Tax credits, excluding expirations	(133)	(73)	(58)
Valuation allowance change, excluding expirations	(91)	54	(78)
Nondeductible expenses	44	31	30
Unrecognized tax benefits	38	(4)	—
Tax law enactment	(18)	—	(1)
State and local income taxes, net of federal income tax benefit	(4)	77	106
Settlement of qualified defined benefit pension plan	—	61	—
Other, net	(2)	(11)	(19)
Total income tax expense from continuing operations	$61	$627	$790
For the year ended December 31, 2023, consolidated income tax expense from continuing operations was largely driven by pretax earnings, partially offset by an income tax benefit related to various tax credits, as well as the release of the valuation allowance on foreign tax credit carryforwards. The release of the valuation allowance was primarily driven by the identification and execution of a tax planning strategy allowing for additional utilization of foreign tax credits. For the year ended December 31, 2022, consolidated income tax expense from continuing operations was largely driven by pretax earnings, the settlement of our qualified defined benefit pension plan, and an increase of the valuation allowance on foreign tax credit carryforwards, partially offset by an income tax benefit related to various tax credits. The increase in the valuation allowance was primarily driven by a reduction in forecasted foreign-sourced income caused by revised estimates from certain previously executed and forecasted securitization transactions. During 2022, we lowered our income tax benefit from these securitization transactions due to the recharacterization of certain income that was previously foreign-sourced income as domestically sourced and higher interest expense assumptions. For the year ended December 31, 2021, consolidated income tax expense from continuing operations was largely driven by pretax earnings for the year, partially offset by an income tax benefit from the release of valuation allowance on foreign tax credit carryforwards during the second quarter of 2021. The release of valuation allowance was primarily driven by an increase in forecasted foreign-sourced income related to our capacity to engage in certain securitization transactions and the market demand from investors related to these transactions, coupled with the anticipated timing of the forecasted expiration of foreign tax credit carryforwards, resulting in a nonrecurring tax benefit.
We record rehabilitation, energy, and clean vehicle tax credits as part of our investment tax credit category. Under the flow-through method, the tax credits are recognized as a reduction to current income tax expense. During each of the years ended December 31, 2023, 2022 and 2021, we recorded $4 million of rehabilitation tax credit benefits and $1 million of energy tax credit benefits, respectively. There were no

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
corresponding deferred tax balances for rehabilitation tax credits and energy tax credits as of December 31, 2023, and 2021, due to full utilization. As of December 31, 2022, the deferred tax balance for rehabilitation tax credits and energy tax credits were $4 million and $1 million, respectively. Additionally, during the year ended December 31, 2023, we recorded a $99 million clean vehicle tax credit benefit, with a corresponding deferred tax balance of the same amount.
The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, ($ in millions)	2023	2022
Deferred tax assets
Adjustments to securities and hedging transactions (a)	$1,066	$1,095
Adjustments to loan value	569	822
Tax credit carryforwards	500	960
State and local taxes	305	310
Fixed assets	165	101
U.S. federal tax loss carryforwards (b)	8	428
Other	418	369
Gross deferred tax assets	3,031	4,085
Valuation allowance (c)	(176)	(644)
Deferred tax assets, net of valuation allowance	2,855	3,441
Deferred tax liabilities
Lease transactions	1,134	1,831
Deferred acquisition costs	387	394
Other	121	145
Gross deferred tax liabilities	1,642	2,370
Net deferred tax assets (d)	$1,213	$1,071
(a)Securities include deferred tax assets related to available-for-sale securities, held-to-maturity securities, and equity securities. At December 31, 2023, and 2022, there were $808 million and $1.0 billion of deferred tax assets related to available-for-sale securities, respectively.
(b)Primarily the result of switching from 100% bonus depreciation to MACRS depreciation for 2022 operating lease originations at the filing of the 2022 tax return.
(c)The valuation allowance decreased $468 million to $176 million at December 31, 2023, as a result of a $359 million reduction related to the expiration of foreign tax credit carryforwards, as well as a $109 million release of valuation allowance predominantly related to the identification and execution of a tax planning strategy.
(d)Amounts include $1.2 billion and $1.1 billion of net deferred tax assets included in other assets on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax asset position, and $10 million and $16 million included in accrued expenses and other liabilities on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax liability position at December 31, 2023, and 2022, respectively.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes net deferred tax assets including related valuation allowances at December 31, 2023.

($ in millions)	Deferred tax asset		Valuation allowance	Net deferred tax asset	Years of expiration
Tax credit carryforwards
General business credits	$236		$—	$236	2042–2043
Foreign tax credits	136		(41)	95	2024–2033
CAMT credits	128		—	128	Indefinite
Total tax credit carryforwards	500		(41)	459
Tax loss carryforwards
Net operating losses — state	171	(a)	(135)	36	2024–Indefinite
Net operating losses — federal	8		—	8	2028–Indefinite
Total U.S. federal and state tax loss carryforwards	179		(135)	44
Other net deferred tax assets	710		—	710	n/a
Net deferred tax assets (liabilities)	$1,389		$(176)	$1,213
n/a = not applicable
(a)State net operating loss carryforwards are included in the state and local taxes and other liabilities totals disclosed in our deferred inventory table above.
On August 16, 2022, President Biden signed the Inflation Reduction Act into law. The Inflation Reduction Act includes a new Federal CAMT, first effective in 2023, which is based on 15% of an applicable corporation’s adjusted financial statement income. A corporation is subject to the CAMT if its average pre-tax adjusted financial statement income over the three prior years is greater than $1 billion. A corporation’s CAMT liability is payable to the extent the CAMT liability exceeds the regular corporate income tax liability. Any CAMT paid would be indefinitely available as a credit carryforward that could reduce future regular corporate income tax in excess of CAMT. As an applicable corporation, we recorded a CAMT liability of $128 million and a corresponding deferred tax asset for the CAMT credit carryforward as of December 31, 2023, which resulted in no impact to total income tax expense.
As of December 31, 2023, we have recognized insignificant deferred tax liabilities for incremental U.S. federal taxes that stem from temporary differences related to investment in foreign subsidiaries or corporate joint ventures as there is no assertion of indefinite reinvestment outside of the United States.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits.

($ in millions)	2023	2022	2021
Balance at January 1,	$46	$53	$53
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	48	2	7
Reductions for tax positions of prior years	(2)	(2)	(7)
Settlements	(1)	(7)	—
Expiration of statute of limitations	—	—	—
Balance at December 31,	$91	$46	$53
Included in the unrecognized tax benefits balances are some items, the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences and the portion of gross state unrecognized tax benefits that would be offset by the tax benefit of the associated U.S. federal deduction. The balance of unrecognized tax benefits that, if recognized, would affect our effective tax rate is $75 million for the year ended December 31, 2023, $36 million for the year ended December 31, 2022, and $42 million for the year ended December 31, 2021.
We recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively. As of December 31, 2023, the cumulative accrued balance for interest and penalties was $6 million, and interest and penalties of $3 million were accrued during the year ended December 31, 2023. As of December 31, 2022, the cumulative accrued balance for interest and penalties was $3 million, and penalties of $2 million were accrued during the year ended December 31, 2022. As of December 31, 2021, the cumulative accrued balance for interest and penalties was $1 million, and interest and penalties of less than $1 million were accrued during the year ended December 31, 2021.
It is reasonably possible that the unrecognized tax benefits will decrease by up to $78 million over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdictions.
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
At December 31, 2023, we had approximately 35.6 million shares available for future grants of equity-based awards under the ICP. Equity-based awards that settle in Ally common stock are classified as equity awards under GAAP, and the cost of the awards is ratably charged to compensation and benefits expense in our Consolidated Statement of Income over their applicable service period based on the grant date fair value of Ally common stock. Equity-based awards that settle in cash are subject to liability accounting, with the expense adjusted to fair value based on changes in the share price of Ally common stock up to the settlement date. We had non-vested stock-settled and cash-settled PSUs and RSUs outstanding of approximately 6.7 million and 0.4 million, respectively, at December 31, 2023. We recognized expense related to PSUs and RSUs of $127 million, $100 million, and $140 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The following table presents the changes in outstanding non-vested PSUs and RSUs activity for share-settled awards during 2023.

(in thousands, except per share data)	Number of units	Weighted-average grant date fair value per share
RSUs and PSUs
Outstanding non-vested at January 1, 2023	5,088	$40.83
Granted	5,314	29.91
Vested	(3,291)	34.60
Forfeited	(416)	34.56
Outstanding non-vested at December 31, 2023	6,695	35.68
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
We purchase automotive finance receivables and loans from third parties as part of forward flow arrangements and, from time-to-time, execute opportunistic ad-hoc bulk purchases. As part of those agreements, we may be required to pay the counterparty at agreed upon measurement dates and determinable amounts if actual credit performance of the acquired loans on the measurement date is better than what was estimated at the time of acquisition. Because these contracts meet the accounting definition of a derivative, we recognize a liability at fair value for these deferred purchase price payments. The fair value of these liabilities is determined using a discounted cash flow method. To estimate cash flows, we utilize various significant assumptions, including market observable inputs (for example, forward interest rates) and internally developed inputs (for example, prepayment speeds, delinquency levels, and expected credit losses). These liabilities are valued using internal loss models with unobservable inputs, and are classified as Level 3.
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

	Recurring fair value measurements
December 31, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$765	$—	$1	$766
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,075	—	—	2,075
U.S. States and political subdivisions	—	649	9	658
Foreign government	51	132	—	183
Agency mortgage-backed residential	—	15,384	—	15,384
Mortgage-backed residential	—	225	—	225
Agency mortgage-backed commercial	—	3,758	—	3,758
Asset-backed	—	332	—	332
Corporate debt	—	1,800	—	1,800
Total available-for-sale securities	2,126	22,280	9	24,415
Mortgage loans held-for-sale (c)	—	25	—	25
Other assets
Derivative contracts in a receivable position
Interest rate	—	31	2	33
Total derivative contracts in a receivable position	—	31	2	33
Total assets	$2,891	$22,336	$12	$25,239
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Foreign currency	$—	$7	$—	$7
Credit contracts	—	—	10	10
Total derivative contracts in a payable position	—	7	10	17
Total liabilities	$—	$7	$10	$17
(a)Our direct investment in any one industry did not exceed 11%. The concentration calculation excludes our investment in mutual funds and ETFs.
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
(a)Our direct investment in any one industry did not exceed 15%. The concentration calculation excludes our investment in mutual funds and ETFs.
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

	Equity securities (a)		Available-for-sale securities		Finance receivables and loans, net (b) (c)
($ in millions)	2023	2022	2023	2022	2023	2022
Assets
Fair value at January 1,	$1	$9	$4	$9	$3	$7
Net realized/unrealized gains (losses)
Included in earnings	—	1	—	—	—	(1)
Included in OCI	—	—	—	—	—	—
Purchases	—	—	5	6	—	12
Sales	—	(9)	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	(11)	(3)	(15)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value at December 31,	$1	$1	$9	$4	$—	$3
Net unrealized losses still held at December 31,
Included in earnings	$—	$—	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—
(a)Net realized/unrealized gains are reported as other gain (loss) on investments, net, in the Consolidated Statement of Income.
(b)Carried at fair value due to fair value option elections.
(c)Net realized/unrealized losses are reported as other income, net of losses, in the Consolidated Statement of Income.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2023	2022
Liabilities
Fair value at January 1,	$39	$53
Net realized/unrealized gains
Included in earnings	(11)	(5)
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	(34)	(19)
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	14	10
Fair value at December 31,	$8	$39
Net unrealized gains still held at December 31,
Included in earnings	$(7)	$(11)
Included in OCI	—	—
(a)Net realized/unrealized gains are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Consolidated Statement of Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during the years ended December 31, 2023, and December 31, 2022. These transfers are deemed to have occurred at the end of the reporting period.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at December 31, 2023, and December 31, 2022, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period. This table excludes assets of operations held-for-sale and refer to Note 2 for additional information.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
December 31, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$375	$375	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	6	6	—	n/m	(a)
Other	—	—	49	49	(43)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	55	55	(43)	n/m	(a)
Other assets
Nonmarketable equity investments	—	—	1	1	1	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	10	10	(1)	n/m	(a)
Total assets	$—	$—	$441	$441	$(43)	n/m
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. This table excludes assets of operations held-for-sale and refer to Note 2 for additional information. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at December 31, 2023, and December 31, 2022.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
December 31, 2023
Financial assets
Held-to-maturity securities	$4,680	$—	$4,729	$—	$4,729
Loans held-for-sale, net	375	—	—	375	375
Finance receivables and loans, net	135,852	—	—	137,244	137,244
FHLB/FRB stock (a)	784	—	784	—	784
Financial liabilities
Deposit liabilities	$55,187	$—	$—	$55,311	$55,311
Short-term borrowings	3,297	—	—	3,335	3,335
Long-term debt	17,570	—	12,789	5,749	18,538
December 31, 2022
Financial assets
Held-to-maturity securities	$1,062	$—	$884	$—	$884
Loans held-for-sale, net	641	—	—	641	641
Finance receivables and loans, net	132,034	—	—	133,856	133,856
FHLB/FRB stock (a)	719	—	719	—	719
Financial liabilities
Deposit liabilities	$42,336	$—	$—	$41,909	$41,909
Short-term borrowings	2,399	—	—	2,417	2,417
Long-term debt	17,762	—	12,989	5,263	18,252
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At December 31, 2023, these instruments are reported as gross assets and gross liabilities on the Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 21.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Consolidated Balance Sheet	Gross amounts not offset on the Consolidated Balance Sheet
December 31, ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
2023
Assets
Derivative assets (d)	$33	$—	$33	$—	$(31)	$2
Total assets	$33	$—	$33	$—	$(31)	$2
Liabilities
Derivative liabilities (e)	$17	$—	$17	$—	$(6)	$11
Securities sold under agreements to repurchase (f)	747	—	747	—	(747)	—
Total liabilities	$764	$—	$764	$—	$(753)	$11
2022
Assets
Derivative assets	$23	$—	$23	$(1)	$(22)	$—
Total assets	$23	$—	$23	$(1)	$(22)	$—
Liabilities
Derivative liabilities (e)	$42	$—	$42	$(1)	$(1)	$40
Securities sold under agreements to repurchase (f)	499	—	499	—	(499)	—
Total liabilities	$541	$—	$541	$(1)	$(500)	$40
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
(d)Includes derivative assets with no offsetting arrangements of $2 million as of December 31, 2023.
(e)Includes derivative liabilities with no offsetting arrangements of $10 million and $39 million as of December 31, 2023, and December 31, 2022, respectively.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
Mortgage Finance operations
Our held-for-investment portfolio includes our direct-to-consumer Ally Home mortgage offering and bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties. Through our direct-to-consumer channel, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third party. Through the bulk loan channel, we purchase loans from several qualified sellers, on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel.
Corporate Finance operations
Our Corporate Finance operations provide senior secured asset-based and leveraged cash flow loans to mostly U.S.-based middle-market companies, with a focus on businesses owned by private equity sponsors. These loans are typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, turnarounds, and debtor-in-possession financings. We also provide, through our Lender Finance business, nonbank wholesale-funded managers with partial funding for their direct-lending activities, which is principally leveraged loans. Additionally, we offer a commercial real estate product, currently focused on lending to skilled nursing facilities, senior housing, and medical office buildings.
Corporate and Other
Corporate and Other primarily consists of centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock—as well as other equity investments through Ally Ventures, our strategic investment business—and the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments. Financial results related to Ally Invest, our digital brokerage and advisory offering, Ally Lending, our point-of-sale financing business, Ally Credit Card, and CRA loans and investments are also included within Corporate and Other. On December 31, 2023, we committed to sell our Ally Lending business and reclassified to held-for-sale. Refer to Note 2 for additional information.
We utilize an FTP methodology for the majority of our business operations. The FTP methodology assigns charge rates and credit rates to classes of assets and liabilities on a match funded basis, aligned with the expected duration and the benchmark rate curve plus an assumed credit spread. Match funding allocates interest income and interest expense to these reportable segments so their respective results are insulated from interest rate and liquidity risk. This methodology is consistent with our ALM practices, which includes managing interest rate risk centrally at a corporate level. While the baseline FTP components at Ally assume 100% debt funding, the framework also incorporates a credit on the allocated capital for each business line. For business lines not subject to an FTP funding allocation, the FTP methodology applies a capital charge to the amount of excess liquidity that the business line holds, relative to its regulatory capital. This reduces the allocated interest expense to account for the equity that must be held based on Ally’s internal capital requirement. The net residual impact of the FTP methodology is included within the results of Corporate and Other.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
operating segment. Allocable enterprise function costs are primarily technology and marketing expenses. Generally, costs that remain within Corporate and Other that are not allocated to our reportable operating segments include marketing sponsorships, treasury and other corporate activities, and charitable contributions.
Financial information for our reportable operating segments is summarized as follows.

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2023
Net financing revenue and other interest income	$5,361	$117	$211	$397	$115	$6,201
Other revenue	321	1,428	16	104	144	2,013
Total net revenue	5,682	1,545	227	501	259	8,214
Provision for credit losses	1,618	—	(3)	52	301	1,968
Total noninterest expense (b)	2,450	1,332	138	142	1,101	5,163
Income (loss) from continuing operations before income tax expense	$1,614	$213	$92	$307	$(1,143)	$1,083
Total assets	$115,387	$9,081	$18,512	$11,212	$42,200	$196,392
2022
Net financing revenue and other interest income	$5,224	$89	$221	$334	$982	$6,850
Other revenue	306	1,023	27	122	100	1,578
Total net revenue	5,530	1,112	248	456	1,082	8,428
Provision for credit losses	1,036	—	3	43	317	1,399
Total noninterest expense	2,244	1,150	190	131	972	4,687
Income (loss) from continuing operations before income tax expense	$2,250	$(38)	$55	$282	$(207)	$2,342
Total assets	$111,463	$8,659	$19,529	$10,544	$41,631	$191,826
2021
Net financing revenue and other interest income	$5,209	$59	$124	$308	$467	$6,167
Other revenue	251	1,345	94	128	221	2,039
Total net revenue	5,460	1,404	218	436	688	8,206
Provision for credit losses	53	—	(1)	38	151	241
Total noninterest expense	2,023	1,061	187	116	723	4,110
Income (loss) from continuing operations before income tax expense	$3,384	$343	$32	$282	$(186)	$3,855
Total assets	$103,653	$9,381	$17,847	$7,950	$43,283	$182,114
(a)Net financing revenue and other interest income after the provision for credit losses totaled $4.2 billion, $5.5 billion, and $5.9 billion for the years ended December 31, 2023, 2022, and 2021, respectively.
(b)Includes a $149 million impairment of goodwill related to our Ally Lending business for the year ended December 31, 2023. Refer to Note 13 for additional information.

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
Condensed Statement of Comprehensive Income (Loss)

Year ended December 31, ($ in millions)	2023	2022	2021
Net financing loss and other interest income (a)	$(945)	$(1,000)	$(1,070)
Dividends from bank subsidiaries	1,350	3,150	3,450
Dividends from nonbank subsidiaries	250	1	27
Total other revenue	169	103	243
Total net revenue	824	2,254	2,650
Provision for credit losses	(14)	(32)	(106)
Total noninterest expense	466	665	650
Income from continuing operations before income tax benefit and undistributed income (loss) of subsidiaries	372	1,621	2,106
Income tax benefit from continuing operations (b)	(408)	(253)	(412)
Net income from continuing operations	780	1,874	2,518
Loss from discontinued operations, net of tax	(2)	(1)	(5)
Equity in undistributed earnings of subsidiaries	242	(159)	547
Net income	1,020	1,714	3,060
Other comprehensive income (loss), net of tax	243	(3,901)	(789)
Comprehensive income (loss)	$1,263	$(2,187)	$2,271
(a)Net financing loss and other interest income is primarily driven by interest expense on long-term debt.
(b)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and consolidated tax adjustments. The income tax benefit excludes tax effects on dividends from subsidiaries.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Condensed Balance Sheet

December 31, ($ in millions)	2023	2022
Assets
Cash and cash equivalents (a)	$3,911	$3,333
Equity securities	16	—
Finance receivables and loans, net of unearned income	1,478	560
Allowance for loan losses	22	23
Total finance receivables and loans, net	1,500	583
Investments in subsidiaries
Bank subsidiaries	13,692	13,197
Nonbank subsidiaries	4,503	5,191
Intercompany receivables from subsidiaries	263	223
Investment in operating leases, net	16	21
Other assets	1,536	1,307
Total assets	$25,437	$23,855
Liabilities and equity
Long-term debt (b)	$10,427	$10,035
Interest payable	98	84
Intercompany debt to subsidiaries	772	545
Intercompany payables to subsidiaries	41	41
Accrued expenses and other liabilities	333	291
Total liabilities	11,671	10,996
Total equity	13,766	12,859
Total liabilities and equity	$25,437	$23,855
(a)Includes $3.9 billion and $3.3 billion deposited by the Parent at Ally Bank as of December 31, 2023, and 2022, respectively. These funds are available to the Parent for liquidity purposes.
(b)Includes $2.0 billion of the outstanding principal balance of senior notes fully and unconditionally guaranteed by subsidiaries of the Parent as of both December 31, 2023, and 2022.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Condensed Statement of Cash Flows

Year ended December 31, ($ in millions)	2023	2022	2021
Operating activities
Net cash provided by operating activities	$879	$1,733	$3,753
Investing activities
Proceeds from sales of finance receivables and loans initially held-for-investment	1	64	378
Originations and repayments of finance receivables and loans held-for-investment and other, net	(37)	(7)	189
Net change in loans — intercompany	(290)	(65)	(10)
Purchases of equity securities	—	—	(8)
Proceeds from sales of equity securities	5	1	—
Capital contributions to subsidiaries	(8)	—	—
Returns of contributed capital	1	52	24
Net change in nonmarketable equity investments	(2)	8	29
Other, net	(10)	(27)	44
Net cash (used in) provided by investing activities	(340)	26	646
Financing activities
Net change in short-term borrowings	—	—	(2,136)
Proceeds from issuance of long-term debt	2,410	1,655	765
Repayments of long-term debt	(2,087)	(1,088)	(777)
Net change in debt — intercompany	227	(496)	(336)
Repurchase of common stock	(33)	(1,650)	(1,994)
Preferred stock issuance	—	—	2,324
Trust preferred securities redemption	—	—	(2,710)
Common stock dividends paid	(368)	(384)	(324)
Preferred stock dividends paid	(110)	(110)	(57)
Net cash provided by (used in) financing activities	39	(2,073)	(5,245)
Net increase (decrease) in cash and cash equivalents and restricted cash	578	(314)	(846)
Cash and cash equivalents and restricted cash at beginning of year	3,366	3,680	4,526
Cash and cash equivalents and restricted cash at end of year	$3,944	$3,366	$3,680
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Balance Sheet to the Condensed Statement of Cash Flows.

Year ended December 31, ($ in millions)	2023	2022
Cash and cash equivalents on the Condensed Balance Sheet	$3,911	$3,333
Restricted cash included in other assets on the Condensed Balance Sheet (a)	33	33
Total cash and cash equivalents and restricted cash in the Condensed Statement of Cash Flows	$3,944	$3,366
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

	2023		2022
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Standby letters of credit and other guarantees	$259	$—	$272	$1
Our Corporate Finance operations has exposure to standby letters of credit that represent irrevocable guarantees of payment of specified financial obligations. Third-party beneficiaries primarily accept standby letters of credit as insurance in the event of nonperformance by our borrowers. Our borrowers may request letters of credit under their revolving loan facility up to a certain sub-limit amount. We may also require collateral to be posted by our borrowers. We received $3 million of cash collateral related to these letters of credit at December 31, 2023. Expiration dates on letters of credit range from certain ongoing commitments that will expire during the upcoming year to terms of several years for certain letters of credit. If the beneficiary draws under a letter of credit, we will be liable to the beneficiary for payment of the amount drawn under such letter of credit, with our recourse being a charge to the borrower’s loan facility or transfer of ownership to us of the related collateral. As many of these commitments are subject to borrowing base agreements and other restrictive covenants or may expire without being fully drawn, the stated amounts of the letters of credit are not necessarily indicative of future cash requirements.
In connection with our Ally Invest advisory offering, we introduce customer securities accounts to a clearing broker, which clears and maintains custody of all customer assets and account activity. We are responsible for obtaining from each customer funds or securities as are required to be deposited or maintained in their accounts. As a result, we are liable for any loss, liability, damage, cost, or expense incurred or sustained by the clearing broker as a result of the failure of any customer to timely make payments or deposits of securities to satisfy their contractual obligations. In addition, customer securities activities are transacted on either a cash or margin basis. In margin transactions, we may extend credit to the customer, through our clearing broker, subject to various regulatory rules and margin lending practices, collateralized by cash and securities in the customer’s account. In connection with these activities, we also execute customer transactions involving the sale of securities not yet purchased. These transactions may expose us to credit risk in the event the customer’s assets are not sufficient to fully cover losses, which the customer may incur. In the event the customer fails to satisfy its obligations, we will purchase or sell financial instruments in the customer’s account in order to fulfill the customer’s obligations. The maximum potential exposure under these arrangements is difficult to estimate; however, the potential for us to incur material losses pursuant to these arrangements is remote.
Commitments
Financing Commitments
The contractual commitments were as follows.

December 31, ($ in millions)	2023	2022
Unused revolving credit line commitments and other (a) (b)	$10,658	$9,156
Commitments to provide capital to investees (c)	1,191	1,112
Construction-lending commitments (d)	168	178
Home equity lines of credit (e)	134	145
Mortgage loan origination commitments (f)	29	14
(a)The unused portion of revolving lines of credit reset at prevailing market rates and, approximate fair value.
(b)Includes $68 million of financing commitments related to our Ally Lending business, which was transferred to operations held-for-sale as of December 31, 2023. Refer to Note 2 for additional information.
(c)We are committed to contribute capital to certain investees.
(d)We are committed to fund the remaining unused balance while loans are in the construction period.
(e)We are committed to fund the remaining unused balances on home equity lines of credit.
(f)Commitments with mortgage loan applicants in which the loan terms, including interest rate and price, are guaranteed for a designated period of time subject to the completion of underwriting procedures.
Revolving credit line commitments contain an element of credit risk. We manage the credit risk for unused revolving credit line commitments by applying the same credit policies in making commitments as we do for extending loans.
The information presented above excludes the unused portion of commitments that are unconditionally cancelable by us. We had $18.7 billion and $23.6 billion of unfunded commitments related to unconditionally cancelable arrangements at December 31, 2023, and 2022, respectively, which primarily consisted of wholesale floorplan financing and consumer credit card lines.
Lease Commitments
For details about our future minimum payments under operating leases with noncancelable lease terms, refer to Note 10.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Contractual Commitments
We have entered into multiple agreements for sponsorship, information technology, voice and communication technology, and related maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions. The following table presents our total future payment obligations expiring after December 31, 2023.

Year ended December 31, ($ in millions)
2024	$263
2025	235
2026	174
2027	85
2028	42
Total future payment obligations	$799
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
We accrue for a legal matter or other contingent exposure when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment after consultation with counsel. No assurance exists that our accruals will not need to be adjusted in the future. When a probable or reasonably possible loss on a legal matter or other contingent exposure could be material to our consolidated financial condition, results of operations, or cash flows, we provide disclosure in this note as prescribed by ASC Topic 450, Contingencies. Refer to Note 1 for additional information related to our policy for establishing accruals.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
30.    Subsequent Events
Declaration of Common Dividend
On January 11, 2024, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend was paid on February 15, 2024, to stockholders of record at the close of business on February 1, 2024.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
During the three months ended December 31, 2023, none of our directors or executive officers, as defined in Rule 16a-1 under the Exchange Act, adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Ally Financial Inc. • Form 10-K

Item 10.    Directors, Executive Officers, and Corporate Governance
Executive Officers and Other Significant Employees
David J. DeBrunner — Vice President, Controller, and Chief Accounting Officer of Ally since September 2007. In this role, Mr. DeBrunner, 57, is responsible for all accounting, tax, financial reporting, financial controls, and strategic sourcing and supply chain. Prior to joining Ally, Mr. DeBrunner spent 15 years at Fifth Third Bancorp, where he most recently held the title of senior vice president, chief accounting officer, and controller. His responsibilities included accounting, financial controls and systems, financial reporting, and finance shared services. Prior to serving as the chief accounting officer, he served as the chief financial officer of their commercial division and held various finance and operational leadership positions throughout the company beginning in 1992. Prior to joining Fifth Third, he worked in audit services for Deloitte in their Chicago and Cincinnati offices. Mr. DeBrunner earned a bachelor’s degree in accounting from the Kelley School of Business at Indiana University. He is a member of the American Institute of Certified Public Accountants and the Ohio Society of Public Accountants. He is a board member and past Chairman of the Board of Directors for the Detroit Institute for Children, which provides services for Michigan’s children with special needs and their families. He also serves on the Board of Directors of the Ally Charitable Foundation.
Russell E. Hutchinson — Chief Financial Officer of Ally since July 2023. In this role, he is responsible for oversight of Ally’s finance, accounting, capital markets, treasury, investor relations, supply chain, and modeling and analytics functions. Prior to joining Ally, Mr. Hutchinson, 49, served as chief operating officer for global mergers and acquisitions at Goldman Sachs Group Inc., after holding the position of chief strategy officer, where he oversaw mergers and acquisitions (M&A), strategy and innovation. Earlier, he spent two decades working in Goldman’s Investment Banking Division, advising clients in the financial services sector, including Ally. Mr. Hutchinson began his career as an associate consultant at the Boston Consulting Group in its Toronto office. He is a member of the Board of Trustees of The Studio Museum in Harlem and is also a member of the Council on Chicago Booth, which advises leadership at the University of Chicago Booth School of Business. Mr. Hutchinson was a Canada Scholar and earned a Bachelor of Science in Engineering Physics from Queen's University in Canada and an MBA from the University of Chicago Booth School of Business.
Diane E. Morais — President, Consumer & Commercial Banking Products at Ally Bank since March 2017. Ms. Morais, 58, is responsible for driving the growth, profitability, and digital evolution of Ally’s consumer and commercial banking division. She has oversight of the Deposits, Online Brokerage and Advisory offering, Mortgage, Ally Lending, Credit Card, and corporate-finance businesses. In addition, Ms. Morais oversees the company’s customer care channels, as well as the CRA program. Ms. Morais was instrumental in the creation and launch of the Ally brand in 2009. Under Ms. Morais’ leadership, Ally Bank has achieved double-digit retail deposit customer growth each year, and now has over 3.0 million customers and approximately $142 billion in retail deposits. Ally has received numerous third-party accolades, including being named “Best Online Bank” in America by Money® Magazine, as well as “Best Internet Bank” and “Best for Millennials” by Kiplinger’s Personal Finance. Prior to holding key leadership positions of increasing responsibility at Ally, Ms. Morais achieved a number of significant professional accomplishments in the financial services sector. During a career spanning 12 years at Bank of America, she served in senior roles in deposit and debit products, national customer experience, card services marketing, and consumer mortgage vendor management. Ms. Morais also spent nine years at Citibank’s credit card division in a variety of marketing, risk, and finance roles. A native of Pittsburgh, PA, Ms. Morais holds a bachelor’s degree from Pennsylvania State University. She is a member of the Board of Directors for Junior Achievement of Central Carolinas, Charlotte Center City Partners, and YMCA of Greater Charlotte. Ms. Morais has been named to American Banker Magazine’s ‘25 Most Powerful Women in Banking’ list for the ninth consecutive year. Ms. Morais was also named one of the top 25 outstanding business women in the Charlotte Business Journal’s 2018 Women in Business Awards. She is active in the Charlotte community, serving as an ‘Executive in Residence’ for Queens University and volunteers for Habitat for Humanity, Dress for Success, and the Salvation Army.
Jason E. Schugel — Chief Risk Officer of Ally since April 2018. In this role, Mr. Schugel, 50, has overall responsibility for execution of Ally’s independent risk management. He has responsibility for the enterprise risk-management framework, establishment of risk-management processes, ensuring that Ally targets an appropriate balance between risk and return, mitigating unnecessary risk, and protecting the company’s financial returns. Mr. Schugel was previously deputy chief risk officer for the company since 2017, leading various risk-management activities. Prior to that role, he was general auditor for Ally, responsible for the company’s internal audit function as well as administrative oversight for Ally’s loan review function. He joined Ally in 2009, overseeing the company’s financial planning and analysis team, which is responsible for Ally’s financial performance reporting, enterprise-wide forecasting, and planning. He also served as lead finance executive for Ally’s global functions. Before joining Ally, he was vice president of financial planning and analysis, and investor relations at LendingTree, LLC. Prior to that, he worked in investment banking for Wachovia and began his career at First Plus Financial, specializing in mergers and acquisitions. He earned a bachelor’s degree in business administration from Southern Methodist University in Dallas and a master’s degree in business administration from the Babcock Graduate School of Management at Wake Forest University. Mr. Schugel is the Chairman of the board of the Allegro Foundation, an organization that is a champion for children with disabilities.
Douglas R. Timmerman — Appointed Interim Chief Executive Officer of Ally effective February 1, 2024. Mr. Timmerman has served as President of Dealer Financial Services of Ally since August 2021. In this role, Mr. Timmerman, 61, was responsible for deepening Ally’s relationships with approximately 22,000 dealer customers and further optimizing the full spectrum of automotive finance and insurance services for dealer and consumer customers. Previously, he was president of Automotive Finance since 2018, and served as president of Ally’s Insurance business since 2014. Mr. Timmerman’s thirty-plus years at Ally, spanning leadership positions across the automotive finance and insurance business, make his understanding of this dynamic industry unparalleled. Prior to leading the insurance business, Mr. Timmerman was Vice President of Automotive Finance for the southeast region in Atlanta. In that capacity, he was responsible for sales, risk management, and portfolio management for more than 4,000 dealer relationships across 11 states. Since joining Ally in 1986, he has held a

Ally Financial Inc. • Form 10-K
variety of leadership roles in different areas including commercial lending, consumer lending, collections, sales, and marketing. His experience also includes a broad geographical reach, holding assignments that have touched nearly every state. The Nebraska native began his career with Ally shortly after earning his master’s degree in business administration from the University of Nebraska. He also holds a bachelor’s degree from the University of Nebraska. Mr. Timmerman supports several organizations and research efforts associated with finding a cure for Type 1 diabetes. He is an active volunteer and supporter of Children’s Hospital of Atlanta and the Juvenile Diabetes Research Foundation.
Isvara M. Wilson — Acting General Counsel of Ally since December 2023 and has served as deputy general counsel of Ally since November 2021. In her current role, Ms. Wilson, 53, oversees all of Ally’s legal affairs and is also responsible for Ally’s corporate-secretarial and government relations functions. Ms. Wilson joined Ally from Columbia, S.C.-based AgFirst Farm Credit Bank, where she served as executive vice president and chief administrative officer, overseeing legal, compliance, lending and capital markets, human resources, and other bank functions. Before that, she was associate general counsel and managing director at Bank of America where she was named on the Financial Times list of most innovative U.S. in-house lawyers. Ms. Wilson began her career with stints at law firms Hunton Andrews Kurth LLP, Kilpatrick LLP, and Shearman & Sterling LLP. Ms. Wilson received a bachelor’s degree in economics from The Wharton School at the University of Pennsylvania. She received a juris doctorate from Tulane University Law School. Ms. Wilson sits on the board of directors of Boys and Girls Club of the Crescent Region and Bechtler Museum of Art.
Additional Information
Additional information in response to this Item 10 can be found in the Company’s 2024 Proxy Statement under “Proposal 1 — Election of Directors,” “The Board’s Leadership Structure,” “Code of Conduct and Ethics,” and “Transactions with Related Persons.” That information is incorporated into this item by reference.

Ally Financial Inc. • Form 10-K
Item 11.    Executive Compensation
Items in response to this Item 11 can be found in the Company’s 2024 Proxy Statement under “Executive Compensation.” That information is incorporated into this item by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2023.

Plan category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (1)) (b) (in thousands)
Equity compensation plans approved by security holders	9,776	—	25,824
Total	9,776	—	25,824
(a)Includes restricted stock units outstanding under the Incentive Compensation Plan and deferred stock units outstanding under the Non-Employee Directors Equity Compensation Plan.
(b)Includes 21,398,617 securities available for issuance under the plans identified in (a) above and 4,425,243 securities available for issuance under Ally’s Employee Stock Purchase Plan.
Additional items required by this Item 12 can be found in the Company’s 2024 Proxy Statement under “Security Ownership of Certain Beneficial Owners,” and “Executive Compensation.” That information is incorporated into this item by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Items in response to this Item 13 can be found in the Company’s 2024 Proxy Statement under “Director Qualifications and Responsibilities,” “Code of Conduct and Ethics,” and “Transactions with Related Persons.” That information is incorporated into this item by reference.
Item 14.    Principal Accountant Fees and Services
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) for services performed can be found in the Company’s 2024 Proxy Statement under “Audit Committee Report.” That information is incorporated into this item by reference.

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

Exhibit	Description	Method of Filing
3.1	Form of Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of March 14, 2014, (File No. 1-3754), incorporated herein by reference.
3.2	Ally Financial Inc. Amended and Restated Bylaws	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of December 9, 2022, (File No. 1-3754), incorporated herein by reference.
3.3	Certificate of Designation of 4.7% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 22, 2021 (File No. 1-3754), incorporated herein by reference.
3.4	Certificate of Designation of 4.7% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 25, 2021 (File No. 1-3754), incorporated herein by reference.
4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115, incorporated herein by reference.
4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653, incorporated herein by reference.
4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236, incorporated herein by reference.
4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183, incorporated herein by reference.
4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705, incorporated herein by reference.
4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463, incorporated herein by reference.
4.1.6	Form of Sixth Supplemental Indenture dated as of June 9, 2022, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of June 9, 2022 (File No. 1-3754), incorporated herein by reference.
4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023, incorporated herein by reference.
4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207, incorporated herein by reference.
4.2.2	Form of Second Supplemental Indenture dated as of June 30, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company’s Registration Statement No. 333-136021, incorporated herein by reference.
4.2.3	Form of Third Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.3 to the Company’s Registration Statement No. 333-183535, incorporated herein by reference.
4.2.4	Form of Fourth Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.4 to the Company’s Registration Statement No. 333-183535, incorporated herein by reference.
4.3	Indenture, dated as of December 31, 2008, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.
4.4	Form of Guarantee Agreement related to Ally Financial Inc. Senior Unsecured Guaranteed Notes	Filed as Exhibit 4.10 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
4.5	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.8 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.6	Form of Floating Rate Senior Unsecured Note	Filed as Exhibit 4.9 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.7	Indenture, dated as of November 20, 2015, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 20, 2015, (File No. 1-3754), incorporated herein by reference.
4.8	Form of Subordinated Note	Included in Exhibit 4.13.
4.9	Description of Securities	Filed as Exhibit 4.15 to the Company’s Annual Report for the period ended December 31, 2019, on Form 10-K (File No. 1-3754), incorporated herein by reference.
4.10	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of April 8, 2020, (File No. 1-3754), incorporated herein by reference.
4.11	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of June 3, 2020 (File No. 1-3754), incorporated herein by reference.
4.12	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of September 18, 2020, (File No. 1-3754), incorporated herein by reference.
10	Ally Financial Inc. Incentive Compensation Plan	Filed as Exhibit 10 to the Company’s Annual Report for the period ended December 31, 2022, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.1	Ally Financial Inc. Annual Incentive Plan	Filed as Exhibit 10.1 to the Company’s Annual Report for the period ended December 31, 2022, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.2	Ally Financial Inc. Employee Stock Purchase Plan	Filed as Exhibit 10.4 to the Company’s Annual Report for the period ended December 31, 2021, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.3	Ally Financial Inc. Non-Employee Directors Equity Compensation Plan	Filed as Exhibit 10.3 to the Company’s Annual Report for the period ended December 31, 2022, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.4	Ally Financial Inc. Severance Plan, Plan Document and Summary Plan Description	Filed as Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2018, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.5	Ally Financial Inc. Non-Employee Directors Deferred Compensation Plan	Filed as Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2021, (File No. 1-3754), incorporated herein by reference.
10.6	Form of Award Agreement related to the issuance of Performance Stock Units	Filed herewith.
10.7	Form of Award Agreement related to the issuance of Restricted Stock Units	Filed herewith.
10.8	Form of Award Agreement related to the issuance of Key Contributor Stock Units	Filed herewith.
10.9	Executive Transition Agreement	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 28, 2023 (File No. 1-3754), incorporated by reference herein.
10.10	Letter Agreement	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of October 10, 2023 (File No. 1-3754), incorporated by reference herein.
21	Ally Financial Inc. Subsidiaries as of December 31, 2023	Filed herewith.
22.1	Subsidiary Guarantors	Filed as Exhibit 22 to the Company’s Quarterly Report for the period ended March 31, 2020, on Form 10-Q (File No. 1-3754), incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
97	Policy Relating to the Recovery of Erroneously Awarded Compensation	Filed herewith.
101	The following information from our 2023 Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.	Filed herewith.
104	The cover page of our 2023 Annual Report on Form 10-K, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.
Item 16.    Form 10-K Summary
None.

Ally Financial Inc. • Form 10-K
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of February, 2024.

Ally Financial Inc.
(Registrant)

/S/ DOUGLAS R. TIMMERMAN
Douglas R. Timmerman
Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 20th day of February, 2024.

/S/ DOUGLAS R. TIMMERMAN	/S/ RUSSELL E. HUTCHINSON
Douglas R. Timmerman	Russell E. Hutchinson
Interim Chief Executive Officer	Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner
Vice President, Controller, and Chief Accounting Officer

Ally Financial Inc. • Form 10-K

/S/ FRANKLIN W. HOBBS
Franklin W. Hobbs Ally Chairman

/S/ KENNETH J. BACON
Kenneth J. Bacon Director

/S/ WILLIAM H. CARY
William H. Cary Director

/S/ MAYREE C. CLARK
Mayree C. Clark Director

/S/ KIM S. FENNEBRESQUE
Kim S. Fennebresque Director

/S/ THOMAS P. GIBBONS
Thomas P. Gibbons Director

/S/ MELISSA GOLDMAN
Melissa Goldman Director

/S/ MARJORIE MAGNER
Marjorie Magner Director

/S/ DAVID REILLY
David Reilly Director

/S/ BRIAN H. SHARPLES
Brian H. Sharples Director

/S/ MICHAEL F. STEIB
Michael F. Steib Director