Form 10-Q
period 2024-03-31
Ally Financial Inc.
filed 2024-05-06
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024, or

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
Yes ☐                    No ☑
At May 2, 2024, the number of shares outstanding of the Registrant’s common stock was 303,981,222 shares.

Index
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel Committee	Basel Committee on Banking Supervision
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956, as amended
BMC	Better Mortgage Company
Board	Ally Board of Directors
BTFP	Bank Term Funding Program
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
CODM	Chief Operating Decision Maker
COH	Corporate overhead
CRA	Community Reinvestment Act of 1977, as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DVA	Debit valuation adjustment
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act, as amended
ERMC	Enterprise Risk Management Committee
ESG	Environmental, social, and governance
ETF	Exchange-traded fund
Exchange Act	Securities Exchange Act of 1934, as amended
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDI Act	Federal Deposit Insurance Act, as amended
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991, as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999, as amended
GM	General Motors Company
HTC	Historic tax credit
IB Finance	IB Finance Holding Company, LLC
IDI	Insured Depository Institution
IRA	Individual retirement account
LCR	Liquidity coverage ratio

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
LGD	Loss given default
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NMTC	New market tax credit
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OEM	Automotive original equipment manufacturer
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
SEC	U.S. Securities and Exchange Commission
Signature	Signature Bank
SPE	Special-purpose entity
Stellantis	Stellantis N.V.
SVB	Silicon Valley Bank
Tailoring Rules	The rules implementing Title IV of the EGRRCP Act
TCFD	Task Force on Climate-related Financial Disclosures
TLAC	Total loss-absorbing capacity
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive (Loss) Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions)	2024	2023
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$2,827	$2,575
Interest on loans held-for-sale	36	15
Interest and dividends on investment securities and other earning assets	266	238
Interest on cash and cash equivalents	97	56
Operating leases	356	402
Total financing revenue and other interest income	3,582	3,286
Interest expense
Interest on deposits	1,651	1,217
Interest on short-term borrowings	23	12
Interest on long-term debt	248	227
Interest on other	—	2
Total interest expense	1,922	1,458
Net depreciation expense on operating lease assets	204	226
Net financing revenue and other interest income	1,456	1,602
Other revenue
Insurance premiums and service revenue earned	345	306
Gain on mortgage and automotive loans, net	6	4
Other gain on investments, net	29	74
Other income, net of losses	150	114
Total other revenue	530	498
Total net revenue	1,986	2,100
Provision for credit losses	507	446
Noninterest expense
Compensation and benefits expense	519	537
Insurance losses and loss adjustment expenses	112	88
Other operating expenses	677	641
Total noninterest expense	1,308	1,266
Income from continuing operations before income tax expense	171	388
Income tax expense from continuing operations	14	68
Net income from continuing operations	157	320
Loss from discontinued operations, net of tax	—	(1)
Net income	$157	$319
Other comprehensive (loss) income, net of tax	(173)	283
Comprehensive (loss) income	$(16)	$602
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive (Loss) Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions, except per share data; shares in thousands) (a)	2024	2023
Net income from continuing operations attributable to common stockholders	$129	$292
Loss from discontinued operations, net of tax	—	(1)
Net income attributable to common stockholders	$129	$291
Basic weighted-average common shares outstanding (b)	306,003	302,657
Diluted weighted-average common shares outstanding (b)	308,421	303,448
Basic earnings per common share
Net income from continuing operations	$0.42	$0.97
Net income	$0.42	$0.96
Diluted earnings per common share
Net income from continuing operations	$0.42	$0.96
Net income	$0.42	$0.96
Cash dividends declared per common share	$0.30	$0.30
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

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents
Noninterest-bearing	$589	$638
Interest-bearing	7,564	6,307
Total cash and cash equivalents	8,153	6,945
Equity securities	788	810
Available-for-sale securities (amortized cost of $28,114 and $28,416)	23,684	24,415
Held-to-maturity securities (fair value of $4,633 and $4,729)	4,655	4,680
Loans held-for-sale, net	358	400
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	137,960	139,439
Allowance for loan losses	(3,550)	(3,587)
Total finance receivables and loans, net	134,410	135,852
Investment in operating leases, net	8,731	9,171
Premiums receivable and other insurance assets	2,750	2,749
Other assets	9,348	9,395
Assets of operations held-for-sale	—	1,975
Total assets	$192,877	$196,392
Liabilities
Deposit liabilities
Noninterest-bearing	$137	$139
Interest-bearing	154,947	154,527
Total deposit liabilities	155,084	154,666
Short-term borrowings	—	3,297
Long-term debt	17,011	17,570
Interest payable	1,118	858
Unearned insurance premiums and service revenue	3,480	3,492
Accrued expenses and other liabilities	2,527	2,726
Liabilities of operations held-for-sale	—	17
Total liabilities	179,220	182,626
Contingencies (refer to Note 24)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 514,161,006 and 511,861,447; and outstanding 303,977,972 and 302,459,258)	22,034	21,975
Preferred stock	2,324	2,324
Retained earnings	188	154
Accumulated other comprehensive loss	(3,989)	(3,816)
Treasury stock, at cost (210,183,034 and 209,402,189 shares)	(6,900)	(6,871)
Total equity	13,657	13,766
Total liabilities and equity	$192,877	$196,392
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

($ in millions)	March 31, 2024	December 31, 2023
Assets
Finance receivables and loans, net
Consumer automotive	$5,964	$6,868
Allowance for loan losses	(220)	(254)
Total finance receivables and loans, net	5,744	6,614
Other assets	445	461
Total assets	$6,189	$7,075
Liabilities
Long-term debt	$1,313	$1,509
Accrued expenses and other liabilities	5	4
Total liabilities	$1,318	$1,513
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2023	$21,816	$2,324	$(384)	$(4,059)	$(6,838)	$12,859
Net income			319			319
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(12)			(12)
Share-based compensation	64					64
Other comprehensive income				283		283
Common stock repurchases					(27)	(27)
Common stock dividends ($0.30 per share)			(92)			(92)
Balance at March 31, 2023	$21,880	$2,324	$(185)	$(3,776)	$(6,865)	$13,378
Balance at December 31, 2023	$21,975	$2,324	$154	$(3,816)	$(6,871)	$13,766
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2023-02			(2)			(2)
Balance at January 1, 2024	$21,975	$2,324	$152	$(3,816)	$(6,871)	$13,764
Net income			157			157
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(12)			(12)
Share-based compensation	59					59
Other comprehensive loss				(173)		(173)
Common stock repurchases					(29)	(29)
Common stock dividends ($0.30 per share)			(93)			(93)
Balance at March 31, 2024	$22,034	$2,324	$188	$(3,989)	$(6,900)	$13,657
(a)Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2024	2023
Operating activities
Net income	$157	$319
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	322	317
Provision for credit losses	507	446
Gain on mortgage and automotive loans, net	(6)	(4)
Other gain on investments, net	(29)	(74)
Originations and purchases of loans held-for-sale	(698)	(844)
Proceeds from sales and repayments of loans held-for-sale	645	1,068
Net change in
Deferred income taxes	(1)	24
Interest payable	260	351
Other assets	142	(43)
Other liabilities	(38)	(208)
Other, net	80	80
Net cash provided by operating activities	1,341	1,432
Investing activities
Purchases of equity securities	(186)	(45)
Proceeds from sales of equity securities	259	87
Purchases of available-for-sale securities	(148)	(152)
Proceeds from sales of available-for-sale securities	46	307
Proceeds from repayments of available-for-sale securities	392	477
Proceeds from repayments of held-to-maturity securities	100	15
Purchases of finance receivables and loans held-for-investment	(1,056)	(818)
Proceeds from sales of finance receivables and loans initially held-for-investment	1,060	4
Originations and repayments of finance receivables and loans held-for-investment and other, net	899	(103)
Purchases of operating lease assets	(709)	(741)
Disposals of operating lease assets	889	706
Proceeds from sale of a business unit, net	1,949	—
Net change in nonmarketable equity investments	141	(2)
Other, net	(135)	(117)
Net cash provided by (used in) investing activities	3,501	(382)

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2024	2023
Financing activities
Net change in short-term borrowings	(3,297)	(944)
Net increase in deposits	389	1,715
Proceeds from issuance of long-term debt	123	3,129
Repayments of long-term debt	(699)	(426)
Repurchases of common stock	(29)	(27)
Common stock dividends paid	(97)	(96)
Preferred stock dividends paid	(28)	(28)
Net cash (used in) provided by financing activities	(3,638)	3,323
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	(3)	—
Net increase in cash and cash equivalents and restricted cash	1,201	4,373
Cash and cash equivalents and restricted cash at beginning of year	7,439	6,222
Cash and cash equivalents and restricted cash at March 31,	$8,640	$10,595
Supplemental disclosures
Cash paid (received) for
Interest	$1,641	$1,085
Income taxes	7	(150)
Noncash items
Held-to-maturity securities received in consideration for loans sold	56	—
Loans held-for-sale transferred to finance receivables and loans held-for-investment	1	75
Finance receivables and loans held-for-investment transferred to loans held-for-sale	1,153	—
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

March 31, ($ in millions)	2024	2023
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$8,153	$9,780
Restricted cash included in other assets on the Condensed Consolidated Balance Sheet (a)	487	815
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$8,640	$10,595
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a financial-services company with the nation’s largest all-digital bank and an industry-leading automotive financing and insurance business, driven by a mission to “Do It Right” and be a relentless ally for customers and communities. The Company serves customers through a full range of online banking services (including deposits, mortgage, and credit card products) and securities brokerage and investment advisory services. The Company also includes a corporate finance business that offers capital for equity sponsors and middle-market companies. Ally is a Delaware corporation and is registered as a BHC under the BHC Act and an FHC under the GLB Act.
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
The Condensed Consolidated Financial Statements at March 31, 2024, and for the three months ended March 31, 2024, and 2023, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed on February 20, 2024, with the SEC.
Significant Accounting Policies
Equity-Method Investments and Proportional Amortization Investments
Our equity-method investments primarily include equity investments related to the CRA, which do not have a readily determinable fair value. The majority of these investments are accounted for using the equity method of accounting and are included in equity-method investments within other assets on our Condensed Consolidated Balance Sheet.
Our proportional amortization investments include tax equity investments related to the CRA, for which the primary return to us is the tax credits and other tax benefits we receive. We have elected to apply the proportional amortization method to qualifying tax equity investments within our LIHTC, NMTC, and HTC programs. Under the proportional amortization method, the costs of qualifying tax equity investments are amortized in proportion to the allocation of tax credits and other tax benefits in each period to the total tax benefits expected to be obtained over the life of the investment, and the investment amortization and tax credits are presented on a net basis as a component of income tax expense. Our proportional amortization investments are included within other assets on our Condensed Consolidated Balance Sheet. Our obligations related to unfunded commitments for our proportional amortization investments are included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Tax credits and other tax benefits received are recorded in income tax expense of the Condensed Consolidated Statement of Comprehensive (Loss) Income and in net income and as a component of operating activities within deferred income taxes, other assets, and other liabilities of the Condensed Consolidated Statement of Cash Flows.
This update to our accounting policy resulted from our adoption of ASU 2023-02 on January 1, 2024, as further described within the section below titled Recently Adopted Accounting Standards.
Income Taxes
In calculating the provision for interim income taxes, in accordance with ASC 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. This method differs from that described in Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K, which describes our annual significant income tax accounting policy and related methodology.
Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K regarding additional significant accounting policies.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Recently Adopted Accounting Standards
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03)
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The purpose of this guidance is to clarify that a contractual restriction on the ability to sell an equity security is not considered part of the unit of account of the equity security, and therefore should not be considered when measuring the equity security’s fair value. Additionally, an entity cannot separately recognize and measure a contractual-sale restriction. This guidance also adds specific disclosures related to equity securities that are subject to contractual-sale restrictions, including (1) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, (2) the nature and remaining duration of the restrictions, and (3) the circumstances that could cause a lapse in the restrictions. We adopted the amendments on January 1, 2024, using the prospective approach. The impact of these amendments was not material.
Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (ASU 2023-02)
In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The purpose of this guidance is to expand the use of the proportional amortization method to certain tax equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. In order to qualify for the proportional amortization method, the following five conditions must be met: (1) it is probable that the income tax credits allocable to the tax equity investor will be available, (2) the tax equity investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project, (3) substantially all of the projected benefits are from income tax credits and other income tax benefits, (4) the tax equity investor’s projected yield is based solely on the cash flows from the income tax credits and other income tax benefits is positive, and (5) the tax equity investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the tax equity investor’s liability is limited to its capital investment. Selecting the proportional amortization method is an accounting policy election that must be applied on a tax-credit-program-by-tax-credit-program basis rather than at the entity level or to individual investments. Additionally, in order to apply the proportional amortization method to qualifying investments, an entity must use the flow-through method when accounting for the receipt of the investment tax credits. This guidance also adds disclosure requirements related to tax credit programs where the proportional amortization method has been elected. We adopted the amendments on January 1, 2024, using the modified retrospective approach. The adoption of the amendments resulted in a reduction to our opening retained earnings of approximately $2 million, net of income taxes.
Recently Issued Accounting Standards and Disclosure Rules
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
The Enhancement and Standardization of Climate-Related Disclosures for Investors (SEC Release No. 33-11275)
In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This final rule requires registrants to disclose certain climate-related information in registration statements and annual reports for the fiscal year beginning January 1, 2025. On April 4, 2024, the SEC ordered that the final rule is stayed pending the completion of judicial review in the U.S. Court of Appeals for the Eighth Circuit. Management is still assessing the final rule and monitoring legal developments to determine its impact on us.
2.    Held-for-sale Operations
On December 31, 2023, we committed to sell Ally Lending, a component of our Corporate and Other segment. We closed the sale of Ally Lending on March 1, 2024. For all periods presented, the operating results for our held-for-sale operations are presented within

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
continuing operations in the Condensed Consolidated Statement of Comprehensive (Loss) Income. Additionally, the assets and liabilities of our held-for-sale operations are presented separately on the Condensed Consolidated Balance Sheet as of December 31, 2023.
In connection with the classification of the operations as held-for-sale, the disposal group was measured at lower-of-cost or fair value. First, the finance receivables and loans were classified as held-for-sale and measured at the lower-of-cost or fair value, which resulted in a benefit of $16 million to our provision for credit losses during the year ended December 31, 2023. Next, the remaining assets and liabilities of the disposal group were measured at the lower-of-cost or fair value. The fair value was determined based on the sales agreement with the third-party purchaser, which is a Level 2 fair value input. The carrying value exceeded the fair value of the assets and liabilities of the disposal group, which resulted in a goodwill impairment charge of $149 million during the year ended December 31, 2023. In total, we recognized a net pretax loss of $133 million for the year ended December 31, 2023, in connection with classification of the operations as held-for-sale. During the three months ended March 31, 2024, we recognized an additional pretax loss of $7 million in connection with the sale of Ally Lending. This pretax loss relates to activity from January 1, 2024, through the March 1, 2024, closing date.
The assets and liabilities of operations held-for-sale are summarized below.

($ in millions)	December 31, 2023
Assets
Loans held-for-sale, net	$1,940
Other assets (a)	35
Total assets	$1,975
Liabilities
Accrued expenses and other liabilities (b)	$17
Total liabilities	$17
(a)Primarily includes accrued interest and fees of $25 million, goodwill of $4 million, and property and equipment of $4 million at December 31, 2023.
(b)Includes $5 million for reserves for unfunded lending commitments at December 31, 2023.
Nonrecurring Fair Value
The following table displays assets and liabilities of our held-for-sale operations measured at fair value on a nonrecurring basis and held at December 31, 2023. The disposal group was sold on March 1, 2024. Refer to Note 21 for descriptions of valuation methodologies used to measure material assets at fair value and details of the valuation models, key inputs to these models, and significant assumptions used.

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
The following table presents a disaggregated view of our revenue from contracts with customers. For further information regarding our revenue recognition policies and details about the nature of our respective revenue streams, refer to Note 1 and Note 3 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2024
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$173	$—	$—	$—	$173
Remarketing fee income	30	—	—	—	—	30
Brokerage commissions and other revenue	—	—	—	—	23	23
Banking fees and interchange income (d)	—	—	—	—	9	9
Brokered/agent commissions	—	4	—	—	—	4
Other	5	—	—	—	—	5
Total revenue from contracts with customers	35	177	—	—	32	244
All other revenue	62	207	6	23	(12)	286
Total other revenue (e)	$97	$384	$6	$23	$20	$530
2023
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$169	$—	$—	$—	$169
Remarketing fee income	33	—	—	—	—	33
Brokerage commissions and other revenue	—	—	—	—	23	23
Banking fees and interchange income (d)	—	—	—	—	10	10
Brokered/agent commissions	—	3	—	—	—	3
Other	5	—	—	—	—	5
Total revenue from contracts with customers	38	172	—	—	33	243
All other revenue	39	209	4	29	(26)	255
Total other revenue (e)	$77	$381	$4	$29	$7	$498
(a)We had opening balances of $3.0 billion in unearned revenue associated with outstanding contracts at both January 1, 2024, and 2023, and $248 million and $241 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive (Loss) Income during the three months ended March 31, 2024, and 2023, respectively.
(b)At March 31, 2024, we had unearned revenue of $2.9 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $670 million during the remainder of 2024, $751 million in 2025, $594 million in 2026, $422 million in 2027, and $510 million thereafter. At March 31, 2023, we had unearned revenue of $3.0 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.8 billion at both March 31, 2024, and December 31, 2023, and recognized $147 million of expense during the three months ended March 31, 2024. We had deferred insurance assets of $1.8 billion at both March 31, 2023, and December 31, 2022, and recognized $144 million of expense during the three months ended March 31, 2023.
(d)Interchange income is reported net of customer rewards. Customer rewards expense was $6 million and $4 million for the three months ended March 31, 2024, and 2023, respectively.
(e)Represents a component of total net revenue. Refer to Note 23 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $46 million and $47 million for the three months ended March 31, 2024, and 2023, respectively, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive (Loss) Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
4.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended March 31,
($ in millions)	2024	2023
Late charges and other administrative fees	$54	$47
Remarketing fees	30	33
Income (loss) on nonmarketable equity investments, net (a)	2	(11)
Loss from equity-method investments (a)	(8)	(18)
Other, net	72	63
Total other income, net of losses	$150	$114
(a)Refer to Note 11 for further information on our nonmarketable equity investments and equity-method investments.
5.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2024	2023
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$140	$119
Less: Reinsurance recoverable	66	72
Net reserves for insurance losses and loss adjustment expenses at January 1,	74	47
Net insurance losses and loss adjustment expenses incurred related to:
Current year	103	87
Prior years (a)	9	1
Total net insurance losses and loss adjustment expenses incurred	112	88
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(57)	(49)
Prior years	(42)	(28)
Total net insurance losses and loss adjustment expenses paid or payable	(99)	(77)
Net reserves for insurance losses and loss adjustment expenses at March 31,	87	58
Plus: Reinsurance recoverable	77	75
Total gross reserves for insurance losses and loss adjustment expenses at March 31,	$164	$133
(a)There have been no material adverse changes to the reserve for prior years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
6.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended March 31,
($ in millions)	2024	2023
Insurance commissions	$161	$157
Technology and communications	106	108
Advertising and marketing	73	78
Property and equipment depreciation	57	47
Regulatory and licensing fees	54	35
Lease and loan administration	48	48
Vehicle remarketing and repossession	33	27
Professional services	31	32
Amortization of intangible assets (a)	6	7
Other	108	102
Total other operating expenses	$677	$641
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

	March 31, 2024				December 31, 2023
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,286	$—	$(229)	$2,057	$2,284	$—	$(209)	$2,075
U.S. States and political subdivisions	720	—	(77)	643	727	1	(70)	658
Foreign government	191	1	(10)	182	190	1	(8)	183
Agency mortgage-backed residential (a)	17,831	—	(3,079)	14,752	18,122	1	(2,739)	15,384
Mortgage-backed residential	264	—	(45)	219	268	—	(43)	225
Agency mortgage-backed commercial (a)	4,634	1	(835)	3,800	4,539	2	(783)	3,758
Asset-backed	310	—	(9)	301	344	—	(12)	332
Corporate debt	1,878	2	(150)	1,730	1,942	4	(146)	1,800
Total available-for-sale securities (b) (c) (d) (e) (f)	$28,114	$4	$(4,434)	$23,684	$28,416	$9	$(4,010)	$24,415
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$984	$—	$(194)	$790	$999	$—	$(173)	$826
Mortgage-backed residential	3,544	171	—	3,715	3,603	221	—	3,824
Asset-backed retained notes	127	1	—	128	78	1	—	79
Total held-to-maturity securities (d) (f) (g)	$4,655	$172	$(194)	$4,633	$4,680	$222	$(173)	$4,729
(a)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $77 million liability and a $46 million asset for agency mortgage-backed residential securities at March 31, 2024, and December 31, 2023, respectively, and a $32 million liability and $29 million asset for agency mortgage-backed commercial securities at March 31, 2024, and December 31, 2023. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 19 for additional information.
(c)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million at both March 31, 2024, and December 31, 2023.
(d)Investment securities with a fair value of $3.7 billion and $4.7 billion were pledged as collateral at March 31, 2024, and December 31, 2023, respectively. This primarily included $3.2 billion and $3.3 billion pledged to secure advances from the FHLB at March 31, 2024, and December 31, 2023, respectively. This also included securities pledged for other purposes as required by contractual obligations or law, under which agreements we granted the counterparty the right to sell or pledge $569 million and $1.4 billion of the underlying available-for-sale securities at March 31, 2024, and December 31, 2023, respectively.
(e)Totals do not include accrued interest receivable, which was $75 million and $76 million at March 31, 2024, and December 31, 2023, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(f)There was no allowance for credit losses recorded at both March 31, 2024, or December 31, 2023, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(g)Totals do not include accrued interest receivable, which was $13 million at both March 31, 2024, and December 31, 2023. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
In the fourth quarter of 2023, non-agency mortgage-backed residential securities with a fair value of $3.6 billion were transferred from available-for-sale to held-to-maturity. At the time of the transfer, $911 million of unrealized losses were retained in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet. The transfer of these securities to held-to-maturity reduces our exposure to fluctuations in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet that can result from unrealized losses on available-for-sale securities due to changes in market interest rates. The unrealized loss at the time of transfer is amortized over the remaining life of the security, offsetting the amortization of the security’s premium or discount, and resulting in no impact to the Condensed Consolidated Statement of Comprehensive (Loss) Income. Refer to Note 16 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2024
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,057	1.6%	$218	0.9%	$1,112	1.5%	$727	1.9%	$—	—%
U.S. States and political subdivisions	643	3.2	4	3.2	61	3.0	102	3.6	476	3.2
Foreign government	182	2.4	23	1.8	77	2.5	82	2.5	—	—
Agency mortgage-backed residential (b)	14,752	2.6	—	—	9	1.9	30	2.5	14,713	2.6
Mortgage-backed residential	219	2.7	—	—	—	—	—	—	219	2.7
Agency mortgage-backed commercial (b)	3,800	2.4	—	—	184	3.9	1,680	2.4	1,936	2.1
Asset-backed	301	1.7	—	—	297	1.7	4	3.9	—	—
Corporate debt	1,730	2.7	210	2.6	885	2.6	630	2.9	5	6.1
Total available-for-sale securities	$23,684	2.5	$455	1.8	$2,625	2.1	$3,255	2.4	$17,349	2.5
Amortized cost of available-for-sale securities	$28,114		$465		$2,808		$3,762		$21,079
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$984	2.8%	$—	—%	$—	—%	$—	—%	$984	2.8%
Mortgage-backed residential	3,544	2.8	—	—	—	—	11	3.0	3,533	2.8
Asset-backed retained notes	127	5.5	13	5.5	76	5.4	37	5.5	1	6.8
Total held-to-maturity securities	$4,655	2.9	$13	5.5	$76	5.4	$48	4.9	$4,518	3.8
December 31, 2023
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,075	1.6%	$215	0.9%	$1,120	1.5%	$740	1.9%	$—	—%
U.S. States and political subdivisions	658	3.2	4	3.4	55	2.7	110	3.6	489	3.1
Foreign government	183	2.3	20	1.3	82	2.4	81	2.5	—	—
Agency mortgage-backed residential (b)	15,384	2.6	—	—	10	1.9	32	2.5	15,342	2.6
Mortgage-backed residential	225	2.7	—	—	—	—	—	—	225	2.7
Agency mortgage-backed commercial (b)	3,758	2.3	—	—	163	3.8	1,641	2.4	1,954	2.1
Asset-backed	332	1.7	—	—	327	1.7	4	3.9	1	2.7
Corporate debt	1,800	2.7	210	2.4	915	2.6	671	2.9	4	6.2
Total available-for-sale securities	$24,415	2.5	$449	1.7	$2,672	2.1	$3,279	2.4	$18,015	2.5
Amortized cost of available-for-sale securities	$28,416		$461		$2,844		$3,746		$21,365
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$999	2.8%	$—	—%	$—	—%	$—	—%	$999	2.8%
Mortgage-backed residential	3,603	2.8	—	—	—	—	12	3.0	3,591	2.8
Asset-backed retained notes	78	5.6	1	5.6	41	5.6	2	6.0	34	5.6
Total held-to-maturity securities	$4,680	2.8	$1	5.6	$41	5.6	$14	3.4	$4,624	2.8
(a)Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.
(b)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $77 million liability and a $46 million asset for agency mortgage-backed residential securities at March 31, 2024, and December 31, 2023, respectively, and a $32 million liability and $29 million asset for agency mortgage-backed commercial securities at March 31, 2024, and December 31, 2023. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
The balances of cash equivalents were $386 million and $36 million at March 31, 2024, and December 31, 2023, respectively, and were composed primarily of money-market funds and short-term securities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents interest and dividends on investment securities.

	Three months ended March 31,
($ in millions)	2024	2023
Taxable interest	$245	$217
Taxable dividends	4	3
Interest and dividends exempt from U.S. federal income tax	6	6
Interest and dividends on investment securities	$255	$226
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended March 31,
($ in millions)	2024	2023
Available-for-sale securities
Gross realized gains	$1	$5
Net realized gain on available-for-sale securities	1	5
Net realized gain on equity securities	17	5
Net unrealized gain on equity securities	11	64
Other gain on investments, net	$29	$74
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of March 31, 2024, and December 31, 2023. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch. The ratings presented are a composite of the ratings sourced from the agencies or, if the ratings cannot be sourced from the agencies, are based on the asset type of the particular security. All our held-to-maturity securities were current in their payment of principal and interest as of both March 31, 2024, and December 31, 2023. We have not recorded any interest income reversals on our held-to-maturity securities during the three months ended March 31, 2024, or 2023.

($ in millions)	AAA	AA	A	BBB	Total (a)
March 31, 2024
Debt securities
Agency mortgage-backed residential	$—	$984	$—	$—	$984
Mortgage-backed residential	3,442	89	13	—	3,544
Asset-backed retained notes	118	4	3	2	127
Total held-to-maturity securities	$3,560	$1,077	$16	$2	$4,655
December 31, 2023
Debt securities
Agency mortgage-backed residential	$—	$999	$—	$—	$999
Mortgage-backed residential	3,497	93	13	—	3,603
Asset-backed retained notes	73	2	2	1	78
Total held-to-maturity securities	$3,570	$1,094	$15	$1	$4,680
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K. As of March 31, 2024, and December 31, 2023, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. We have not recorded any interest income reversals on our available-for-sale securities during the three months ended March 31, 2024, or 2023.

	March 31, 2024				December 31, 2023
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$—	$—	$2,057	$(229)	$—	$—	$2,075	$(209)
U.S. States and political subdivisions	112	(1)	488	(76)	70	—	501	(70)
Foreign government	27	(1)	130	(9)	16	—	134	(8)
Agency mortgage-backed residential (a)	123	(2)	14,606	(3,077)	300	(5)	15,015	(2,734)
Mortgage-backed residential	—	—	219	(45)	—	—	225	(43)
Agency mortgage-backed commercial (a)	167	(5)	3,448	(830)	153	(4)	3,472	(779)
Asset-backed	18	—	275	(9)	18	—	302	(12)
Corporate debt	53	(1)	1,558	(149)	33	(1)	1,607	(145)
Total available-for-sale securities	$500	$(10)	$22,781	$(4,424)	$590	$(10)	$23,331	$(4,000)
(a)Includes basis adjustments for certain securities that are included in closed portfolios with active hedges under the portfolio layer method at March 31, 2024, and December 31, 2023. The basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
During the three months ended March 31, 2024, and 2023, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at March 31, 2024, or December 31, 2023.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
8.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	March 31, 2024	December 31, 2023
Consumer automotive (a)	$83,406	$84,320
Consumer mortgage
Mortgage Finance (b)	18,227	18,442
Mortgage — Legacy (c)	214	225
Total consumer mortgage	18,441	18,667
Consumer other
Credit Card	1,962	1,990
Total consumer other	1,962	1,990
Total consumer	103,809	104,977
Commercial
Commercial and industrial
Automotive	19,163	18,700
Other	8,911	9,712
Commercial real estate	6,077	6,050
Total commercial	34,151	34,462
Total finance receivables and loans (d) (e)	$137,960	$139,439
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 19 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $2 million at both March 31, 2024, and December 31, 2023, of which all have exited the interest-only period.
(c)Includes loans originated as interest-only mortgage loans of $12 million and $13 million at March 31, 2024, and December 31, 2023, respectively, of which all have exited the interest-only period.
(d)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.3 billion at both March 31, 2024, and December 31, 2023.
(e)Totals do not include accrued interest receivable, which was $856 million and $853 million at March 31, 2024, and December 31, 2023, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet. Billed interest on our credit card loans is included within finance receivables and loans, net.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months ended March 31, 2024, and 2023, respectively.

Three months ended March 31, 2024 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Commercial	Total
Allowance at January 1, 2024	$3,083	$21	$293	$190	$3,587
Charge-offs (a)	(688)	(1)	(68)	(1)	(758)
Recoveries	211	1	6	1	219
Net charge-offs	(477)	—	(62)	—	(539)
Write-downs from transfers to held-for-sale (b)	(5)	—	—	—	(5)
Provision for credit losses	449	—	60	(2)	507
Allowance at March 31, 2024	$3,050	$21	$291	$188	$3,550
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Consumer automotive includes a $5 million reduction of allowance from the completion of a retail securitization transaction during the three months ended March 31, 2024, resulting in the deconsolidation of the assets and liabilities from our Condensed Consolidated Balance Sheet. Refer to Note 10 for further information.

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
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for information regarding our charge-off policies.
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

	Three months ended March 31,
($ in millions)	2024	2023
Consumer automotive	$1,108	$—
Consumer mortgage	—	1
Commercial	45	—
Total sales and transfers	$1,153	$1
The following table presents purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended March 31,
($ in millions)	2024	2023
Consumer automotive	$981	$758
Consumer mortgage	4	2
Commercial	—	7
Total purchases of finance receivables and loans	$985	$767

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Nonaccrual Loans
The following table presents the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of March 31, 2024, and December 31, 2023. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for additional information on our accounting policy for finance receivables and loans on nonaccrual status.

		March 31, 2024			December 31, 2023
($ in millions)	Nonaccrual status at Jan. 1, 2024	Nonaccrual status	Nonaccrual with no allowance (a)	Nonaccrual status at Jan. 1, 2023	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,129	$1,010	$507	$1,187	$1,129	$531
Consumer mortgage
Mortgage Finance	41	33	20	34	41	21
Mortgage — Legacy	13	12	11	15	13	12
Total consumer mortgage	54	45	31	49	54	33
Consumer other
Personal Lending (b)	—	—	—	13	—	—
Credit Card	92	94	—	43	92	—
Total consumer other	92	94	—	56	92	—
Total consumer	1,275	1,149	538	1,292	1,275	564
Commercial
Commercial and industrial
Automotive	18	5	4	5	18	13
Other	98	97	5	157	98	5
Commercial real estate	3	1	—	—	3	3
Total commercial	119	103	9	162	119	21
Total finance receivables and loans (c)	$1,394	$1,252	$547	$1,454	$1,394	$585
(a)Represents a component of nonaccrual status at end of period.
(b)Personal Lending finance receivables and loans were transferred to loans held-for-sale, and were included in assets of operations held-for-sale on our Condensed Consolidated Balance Sheet at December 31, 2023. We closed the sale of Ally Lending during the three months ended March 31, 2024. Refer to Note 2 for additional information.
(c)We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $5 million and $3 million for the three months ended March 31, 2024, and 2023, respectively.

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

	Origination year							Revolving loans converted to term
March 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Consumer automotive
Current	$8,543	$27,814	$21,394	$12,627	$5,236	$4,062	$—	$—	$79,676
30–59 days past due	15	556	874	598	218	226	—	—	2,487
60–89 days past due	—	191	388	247	87	84	—	—	997
90 or more days past due	—	77	146	99	37	47	—	—	406
Total consumer automotive (a)	8,558	28,638	22,802	13,571	5,578	4,419	—	—	83,566
Consumer mortgage
Mortgage Finance
Current	34	149	2,148	10,256	1,817	3,747	—	—	18,151
30–59 days past due	—	—	10	12	1	22	—	—	45
60–89 days past due	—	—	1	1	—	4	—	—	6
90 or more days past due	—	—	1	4	3	17	—	—	25
Total Mortgage Finance	34	149	2,160	10,273	1,821	3,790	—	—	18,227
Mortgage — Legacy
Current	—	—	—	—	—	50	133	16	199
30–59 days past due	—	—	—	—	—	3	2	—	5
90 or more days past due	—	—	—	—	—	6	2	2	10
Total Mortgage — Legacy	—	—	—	—	—	59	137	18	214
Total consumer mortgage	34	149	2,160	10,273	1,821	3,849	137	18	18,441
Consumer other
Credit Card
Current	—	—	—	—	—	—	1,808	—	1,808
30–59 days past due	—	—	—	—	—	—	33	—	33
60–89 days past due	—	—	—	—	—	—	30	—	30
90 or more days past due	—	—	—	—	—	—	91	—	91
Total Credit Card	—	—	—	—	—	—	1,962	—	1,962
Total consumer other	—	—	—	—	—	—	1,962	—	1,962
Total consumer	$8,592	$28,787	$24,962	$23,844	$7,399	$8,268	$2,099	$18	$103,969
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $160 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at March 31, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.

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
(b)Excludes Personal Lending finance receivables and loans, which were transferred to loans held-for-sale, and were included in assets of operations held-for-sale on our Condensed Consolidated Balance Sheet at December 31, 2023. We closed the sale of Ally Lending during the three months ended March 31, 2024. Refer to Note 2 for additional information.
We evaluate the credit quality of our commercial loan portfolio using regulatory risk ratings, which are based on relevant information about the borrower’s financial condition, including current financial information, historical payment experience, credit documentation, and current economic trends, among other factors. We use the following definitions for risk ratings below Pass.
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

	Origination year							Revolving loans converted to term
March 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$197	$470	$481	$152	$89	$71	$16,790	$—	$18,250
Special mention	1	5	7	29	1	13	760	—	816
Substandard	—	—	—	—	—	—	39	—	39
Doubtful	—	—	—	—	—	1	57	—	58
Total automotive	198	475	488	181	90	85	17,646	—	19,163
Other
Pass	87	300	588	310	242	378	5,538	182	7,625
Special mention	—	—	227	218	181	153	193	28	1,000
Substandard	—	27	—	45	57	83	26	11	249
Doubtful	—	—	—	—	—	26	10	—	36
Loss	—	—	—	—	—	1	—	—	1
Total other	87	327	815	573	480	641	5,767	221	8,911
Commercial real estate
Pass	172	1,037	1,445	1,115	865	1,337	—	30	6,001
Special mention	—	8	18	27	5	17	—	—	75
Substandard	—	—	—	—	—	1	—	—	1
Total commercial real estate	172	1,045	1,463	1,142	870	1,355	—	30	6,077
Total commercial	$457	$1,847	$2,766	$1,896	$1,440	$2,081	$23,413	$251	$34,151

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2023 ($ in millions)	2023	2022	2021	2020	2019	2018 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$509	$512	$165	$97	$58	$22	$16,446	$—	$17,809
Special mention	6	7	30	1	1	14	723	—	782
Substandard	—	1	—	—	—	—	44	—	45
Doubtful	—	—	—	—	—	1	63	—	64
Total automotive	515	520	195	98	59	37	17,276	—	18,700
Other
Pass	331	646	343	405	266	180	6,202	173	8,546
Special mention	—	208	188	206	51	85	198	25	961
Substandard	—	—	46	3	—	83	25	11	168
Doubtful	—	—	—	—	—	26	10	—	36
Loss	—	—	—	—	1	—	—	—	1
Total other	331	854	577	614	318	374	6,435	209	9,712
Commercial real estate
Pass	971	1,452	1,129	884	607	811	100	26	5,980
Special mention	3	16	28	1	18	—	—	—	66
Substandard	—	3	—	—	—	1	—	—	4
Total commercial real estate	974	1,471	1,157	885	625	812	100	26	6,050
Total commercial	$1,820	$2,845	$1,929	$1,597	$1,002	$1,223	$23,811	$235	$34,462
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
March 31, 2024
Commercial
Commercial and industrial
Automotive	$4	$—	$—	$4	$19,159	$19,163
Other	—	—	—	—	8,911	8,911
Commercial real estate	—	—	—	—	6,077	6,077
Total commercial	$4	$—	$—	$4	$34,147	$34,151
December 31, 2023
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$18,700	$18,700
Other	2	—	3	5	9,707	9,712
Commercial real estate	—	—	—	—	6,050	6,050
Total commercial	$2	$—	$3	$5	$34,457	$34,462

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present gross charge-offs of our finance receivables and loans for each portfolio class by origination year during the three months ended March 31, 2024, and during the year ended December 31, 2023, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for additional information on our charge-off policy.

	Origination year							Revolving loans converted to term
March 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Consumer automotive (a)	$1	$182	$263	$152	$41	$49	$—	$—	$688
Consumer mortgage
Mortgage Finance	—	—	—	1	—	—	—	—	1
Total consumer mortgage	—	—	—	1	—	—	—	—	1
Consumer other
Credit Card	—	—	—	—	—	—	64	4	68
Total consumer other	—	—	—	—	—	—	64	4	68
Total consumer	1	182	263	153	41	49	64	4	757
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	—	1	—	1
Total commercial	—	—	—	—	—	—	1	—	1
Total finance receivables and loans	$1	$182	$263	$153	$41	$49	$65	$4	$758
(a)Excludes $5 million of write-downs from transfers to held-for-sale from the completion of a retail securitization transaction during the three months ended March 31, 2024, resulting in the deconsolidation of the assets and liabilities from our Condensed Consolidated Balance Sheet. Refer to Note 10 for additional information.

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
(a)Excludes $41 million of write-downs from transfers to held-for-sale from the sales of retained interests related to securitizations during 2023, resulting in the deconsolidation of the assets and liabilities from our Condensed Consolidated Balance Sheet. Refer to Note 11 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for additional information.
(b)Excludes $174 million of write-downs from the transfer to held-for-sale related to Personal Lending. Refer to Note 2 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Loan Modifications
The following tables present the amortized cost basis of loans that were modified subsequent to origination during the three months ended March 31, 2024, and 2023, respectively, for each portfolio segment, by modification type. For additional information on loan modification types in scope of this disclosure, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K. The below tables exclude consumer mortgage finance receivables and loans currently enrolled in a trial modification program. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. If the borrower successfully completes the trial loan modification program, the contractual terms of the loan are updated and the modification is considered permanent. As of March 31, 2024, and December 31, 2023, there were $2 million and $5 million of consumer mortgage finance receivables and loans in a trial modification program, respectively.

	Payment extensions
Three months ended March 31, 2024 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$99	$1	$—	$—	$100
Consumer mortgage
Mortgage — Legacy	—	—	—	—	1	1
Total consumer mortgage	—	—	—	—	1	1
Consumer other
Credit Card	—	—	—	6	—	6
Total consumer other	—	—	—	6	—	6
Total consumer	—	99	1	6	1	107
Commercial
Commercial and industrial
Automotive	—	—	—	4	—	4
Other	—	129	—	—	—	129
Total commercial	—	129	—	4	—	133
Total finance receivables and loans	$—	$228	$1	$10	$1	$240
(a)Represents 0.2% of total finance receivables and loans outstanding as of March 31, 2024.

	Payment extensions
Three months ended March 31, 2023 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$14	$2	$—	$39	$55
Consumer mortgage
Mortgage Finance	—	2	—	—	2	4
Total consumer mortgage	—	2	—	—	2	4
Consumer other
Credit Card	—	—	—	3	—	3
Total consumer other	—	—	—	3	—	3
Total consumer	—	16	2	3	41	62
Commercial
Commercial and industrial
Other	62	7	—	—	—	69
Total commercial	62	7	—	—	—	69
Total finance receivables and loans	$62	$23	$2	$3	$41	$131
(a)Represents 0.1% of total finance receivables and loans outstanding as of March 31, 2023.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the financial effect of loan modifications that occurred during the three months ended March 31, 2024, and 2023, respectively.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b)
Three months ended March 31, 2024 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	29	$—	—%	—%	—	—	—%	—%
Consumer mortgage
Mortgage — Legacy	—	—	—	—	355	480	3.5	3.4
Total consumer mortgage	—	—	—	—	355	480	3.5	3.4
Consumer other
Credit Card	—	—	30.5	10.1	—	—	—	—
Total consumer other	—	$—	30.5	10.1	—	—	—	—
Commercial
Commercial and industrial
Automotive	—	$—	12.9%	11.5%	—	—	—%	—%
Other	41	—	—	—	—	—	—	—
Total commercial	41	$—	12.9	11.5	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b)
Three months ended March 31, 2023 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	26	$1	—%	—%	74	85	10.4%	9.7%
Consumer mortgage
Mortgage Finance	159	—	—	—	314	467	4.9	3.9
Total consumer mortgage	159	—	—	—	314	467	4.9	3.9
Consumer other
Credit Card	—	—	29.6	10.6	—	—	—	—
Total consumer other	—	$—	29.6	10.6	—	—	—	—
Commercial
Commercial and industrial
Other	12	$—	—%	—%	—	—	—%	—%
Total commercial	12	$—	—	—	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the subsequent performance of loans recorded at amortized cost, by portfolio segment and credit quality indicator, that were modified within the 12 months prior to March 31, 2024.

March 31, 2024 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$253	$38	$10	$2	$303
Principal forgiveness	6	1	—	5	12
Total consumer automotive	259	39	10	7	315
Consumer mortgage
Mortgage Finance
Contractual maturity extensions	1	—	—	—	1
Combination	1	—	—	—	1
Total Mortgage Finance	2	—	—	—	2
Mortgage — Legacy
Contractual maturity extensions	1	—	—	—	1
Combination	1	—	—	—	1
Total Mortgage — Legacy	2	—	—	—	2
Total consumer mortgage	4	—	—	—	4
Consumer other
Credit Card
Interest rate concessions	9	1	1	3	14
Total consumer other	9	1	1	3	14
Total consumer	$272	$40	$11	$10	$333

March 31, 2024 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Automotive
Interest rate concessions	$—	$—	$4	$—	$4
Other
Contractual maturity extensions	107	—	60	—	167
Total commercial	$107	$—	$64	$—	$171
As of March 31, 2024, 481 consumer automotive loans with a total amortized cost of $11 million redefaulted within 12 months of modification.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the subsequent performance of loans recorded at amortized cost, by portfolio segment and credit quality indicator, that were modified during the three months ended March 31, 2023.

March 31, 2023 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$13	$1	$—	$—	$14
Principal forgiveness	—	—	—	2	2
Combination	37	2	—	—	39
Total consumer automotive	50	3	—	2	55
Consumer mortgage
Mortgage Finance
Contractual maturity extensions	2	—	—	—	2
Combination	—	—	2	—	2
Total Mortgage Finance	2	—	2	—	4
Total consumer mortgage	2	—	2	—	4
Consumer other
Credit Card
Interest rate concessions	1	1	—	1	3
Total consumer other	1	1	—	1	3
Total consumer	$53	$4	$2	$3	$62

March 31, 2023 ($ in millions)	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Other
Payment deferrals	$—	$34	$28	$62
Contractual maturity extensions	7	—	—	7
Total commercial	$7	$34	$28	$69
During the three months ended March 31, 2023, 12 consumer automotive loans with a total amortized cost of $1 million redefaulted.
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
During both the three months ended March 31, 2024, and March 31, 2023, we paid $8 million in cash for amounts included in the measurement of lease liabilities. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the three months ended March 31, 2024, we obtained $16 million of ROU assets in exchange for new lease liabilities. As of March 31, 2024, the weighted-average remaining lease term of our operating lease portfolio was 4 years, and the weighted-average discount rate was 3.12%, compared to 4 years and 2.85% as of December 31, 2023.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of March 31, 2024, and that have noncancelable lease terms expiring after March 31, 2024.

($ in millions)
2024	$28
2025	34
2026	27
2027	21
2028	15
2029 and thereafter	3
Total undiscounted cash flows	128
Difference between undiscounted cash flows and discounted cash flows	(8)
Total lease liability	$120
The following table details the components of total net operating lease expense.

	Three months ended March 31,
($ in millions)	2024	2023
Operating lease expense	$7	$7
Variable lease expense	1	1
Total lease expense, net (a)	$8	$8
(a)Included in other operating expenses in our Condensed Consolidated Statement of Comprehensive (Loss) Income.
Ally as the Lessor
Investment in Operating Leases
We purchase consumer operating lease contracts and the associated vehicles from automotive dealerships or manufacturers after those contracts are executed. The amount we pay for an operating lease contract is based on the negotiated price for the vehicle less vehicle trade-in, down payment from the consumer, tax credits, and available automotive manufacturer incentives. Under the operating lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value, down payment, tax credits, or available manufacturer incentives) exceeds the contract residual value (including residual support) of the vehicle at lease termination, plus operating lease rental charges. The customer can terminate the lease at any point after commencement, subject to additional charges and fees. The consumer, dealership, or automotive manufacturer may have the option to purchase the vehicle at the end of the lease term, which generally range from 24 to 60 months, at the residual value of the vehicle, however it is not reasonably certain this option will be exercised and accordingly our consumer leases are classified as operating leases. In addition to the charges described above, the consumer is generally responsible for certain charges related to excess mileage or excessive wear and tear on the vehicle. These charges are deemed variable lease payments and, as these payments are not based on a rate or index, they are recognized as net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive (Loss) Income as incurred.
When we acquire a consumer operating lease, we assume ownership of the vehicle. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer, dealer, nor automotive manufacturer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers, the receiving dealer, or automotive manufacturer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive (Loss) Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of March 31, 2024, and December 31, 2023, consumer operating leases with a carrying value, net of accumulated depreciation, of $272 million and $12 million, respectively, were covered by residual value guarantees. The increase is primarily driven by a new automotive manufacturer relationship added during the three months ended March 31, 2024. As of March 31, 2024, $8 million is under a residual value guarantee of 15% of the automotive manufacturer’s suggested retail price and $264 million is under a residual value guarantee of approximately 50% of the vehicles’ contract residual value. As of December 31, 2023, $12 million was under a residual value guarantee of 15% of the automotive manufacturer’s suggested retail price.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table details our investment in operating leases.

($ in millions)	March 31, 2024	December 31, 2023
Vehicles	$10,565	$11,101
Accumulated depreciation	(1,834)	(1,930)
Investment in operating leases, net	$8,731	$9,171
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after March 31, 2024.

($ in millions)
2024	$991
2025	914
2026	480
2027	101
2028	7
Total lease payments from operating leases	$2,493
We recognized operating lease revenue of $356 million for the three months ended March 31, 2024, and $402 million for the three months ended March 31, 2023. Depreciation expense on operating lease assets includes net remarketing gains recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended March 31,
($ in millions)	2024	2023
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$250	$273
Remarketing gains, net	(46)	(47)
Net depreciation expense on operating lease assets	$204	$226
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $4 million during the three months ended March 31, 2024, and $2 million during the three months ended March 31, 2023.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet was $539 million and $537 million as of March 31, 2024, and December 31, 2023, respectively. This includes lease payment receivables of $533 million and $531 million at March 31, 2024, and December 31, 2023, respectively, and unguaranteed residual assets of $6 million at both March 31, 2024, and December 31, 2023. Interest income on finance lease receivables was $11 million for the three months ended March 31, 2024, and $9 million for the three months ended March 31, 2023, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive (Loss) Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after March 31, 2024.

($ in millions)
2024	$149
2025	172
2026	149
2027	90
2028	40
2029 and thereafter	17
Total undiscounted cash flows	617
Difference between undiscounted cash flows and discounted cash flows	(84)
Present value of lease payments recorded as lease receivable	$533

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
The nature, purpose, and activities of nonconsolidated SPEs are similar to those of our consolidated SPEs with the primary difference being the nature and extent of our continuing involvement. For nonconsolidated SPEs, the transferred financial assets are removed from our balance sheet provided the conditions for sale accounting are met. The financial assets obtained from the sale are primarily reported as cash or retained interests (if applicable). Liabilities incurred as part of these sales, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction. With respect to our ongoing right to service the assets we sell, the servicing fee we receive represents adequate compensation, and consequently, we do not recognize a servicing asset or liability
We had no pretax gains or losses on sales of financial assets into nonconsolidated VIEs during the three months ended March 31, 2024. The pretax gain on sales of financial assets into nonconsolidated VIEs was $1 million for the three months ended March 31, 2023.
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
Refer to Note 1 and Note 11 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for further description of our securitization activities and our involvement with VIEs.

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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
March 31, 2024
On-balance sheet variable interest entities
Consumer automotive	$15,132	(b)	$1,418	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d) (e)	133	(f)	—		3,509	3,642	(g)
Consumer other (h)	—		—		111	111
Commercial other	2,510	(i)	918	(j)	—	3,066	(k)
Total	$17,775		$2,336		$3,620	$6,819
December 31, 2023
On-balance sheet variable interest entities
Consumer automotive	$16,415	(b)	$1,614	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (e)	81	(f)	—		2,514	2,595	(g)
Consumer other (h)	—		—		125	125
Commercial other	2,516	(i)	974	(j)	—	2,738	(k)
Total	$19,012		$2,588		$2,639	$5,458
(a)Asset values represent the current unpaid principal balance of outstanding consumer automotive and credit card finance receivables and loans within the VIEs.
(b)Includes $8.9 billion and $9.3 billion of assets that were not encumbered by VIE beneficial interests held by third parties at March 31, 2024, and December 31, 2023, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $100 million of liabilities that were not obligations to third-party beneficial interest holders at both March 31, 2024, and December 31, 2023.
(d)In March 2024, we completed a retail securitization transaction. As a result of this sale, we are not the primary beneficiary of the VIE, and as such have deconsolidated $1.1 billion of consumer automotive loans from our Condensed Consolidated Balance Sheet. We received cash proceeds of $1.1 billion related to this sale, and recognized no gain or loss. We will continue to service the assets transferred to the VIE.
(e)Includes activity where we sell loans through a pass through program to a third-party.
(f)Represents retained notes and certificated residual interests, of which $127 million and $78 million were classified as held-to-maturity securities at March 31, 2024, and December 31, 2023, respectively, and $6 million and $3 million were classified as other assets at March 31, 2024, and December 31, 2023. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations.
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
(h)Represents balances from Ally Credit Card.
(i)Amounts are classified as other assets except for $46 million and $44 million classified as equity securities at March 31, 2024, and December 31, 2023, respectively.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the three months ended March 31, 2024, and 2023. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

	Three months ended March 31,
($ in millions)	2024	2023
Consumer automotive
Cash proceeds from transfers completed during the period	$1,281	$252
Servicing fees	14	2
Cash flows received on retained interests in securitization entities	9	—
Other cash flows	1	—
Consumer other (a)
Cash proceeds from transfers completed during the period	12	39
Servicing fees	2	3
Total	$1,319	$296
(a)Represents activity from Ally Credit Card.
Delinquencies and Net Credit Losses
The following tables present quantitative information about off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Off-balance-sheet securitization entities
Consumer automotive	$2,444	$1,558	$13	$11
Whole-loan sales (a)
Consumer automotive	1,065	956	44	44
Consumer other	111	125	14	17
Total	$3,620	$2,639	$71	$72
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

	Net credit losses
	Three months ended March 31,
($ in millions)	2024	2023
Off-balance-sheet securitization entities
Consumer automotive	$4	$—
Whole-loan sales (a)
Consumer automotive	16	1
Consumer other	12	5
Total	$32	$6
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
11.    Other Assets
The components of other assets were as follows.

($ in millions)	March 31, 2024	December 31, 2023
Property and equipment at cost (a)	$2,160	$2,153
Accumulated depreciation (a)	(890)	(871)
Net property and equipment	1,270	1,282
Proportional amortization investments (b) (c)	1,877	1,866
Net deferred tax assets	1,323	1,224
Accrued interest, fees, and rent receivables (d)	941	935
Nonmarketable equity investments	747	886
Goodwill	669	669
Equity-method investments (b) (e)	638	651
Restricted cash held for securitization trusts (f)	397	407
Other accounts receivable	193	189
Operating lease right-of-use assets	98	90
Restricted cash and cash equivalents (g)	90	87
Net intangible assets	67	73
Other assets	1,038	1,036
Total other assets (h)	$9,348	$9,395
(a)During the year ended December 31, 2023, we retired software with a cost basis of $295 million with an accumulated depreciation of $295 million.
(b)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments as of March 31, 2024. Prior to the adoption of ASU 2023-02 on January 1, 2024, NMTC and HTC investments were included in equity-method investments. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information.
(c)Presented gross of the associated unfunded commitment. Refer to Note 14 for further information.
(d)Primarily relates to accrued interest, fees, and rent receivables related to our consumer automotive and commercial automotive finance receivables and loans.
(e)Primarily relates to investments made in connection with our CRA program.
(f)Includes restricted cash collected from customer payments on securitized receivables, which are distributed by us to investors as payments on the related secured debt, and cash reserve deposits utilized as a form of credit enhancement for various securitization transactions.
(g)Primarily represents a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements.
(h)Excludes Ally Lending other assets which were transferred to assets of operations held-for-sale as of December 31, 2023. We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 for additional information.
We elected to apply the proportional amortization method to qualifying tax equity investments within our LIHTC, NMTC, and HTC programs upon adoption of ASU 2023-02 on January 1, 2024. Prior to adoption, the proportional amortization method applied to our qualifying LIHTC investments only. Refer to Note 1 for additional information.
The following table summarizes information about our proportional amortization investments.

	Three months ended March 31,
($ in millions)	2024	2023
Tax credits and other tax benefits from proportional amortization investments (a) (b)	$39	$47
Investment amortization expense recognized as a component of income tax expense (a)	32	38
Net benefit from proportional amortization investments (a)	$7	$9
(a)Amounts are included within income tax expense from continued operations on our Condensed Consolidated Statement of Comprehensive (Loss) Income and as a component of operating activities within deferred income taxes, other assets, and other liabilities on our Condensed Consolidated Statement of Cash Flows.
(b)There were no impairment losses recognized during both the three months ended March 31, 2024, and 2023, resulting from the forfeiture or ineligibility of tax credits or other circumstances.
Our proportional amortization investments were $1.9 billion at both March 31, 2024, and December 31, 2023, and are included within other assets on our Condensed Consolidated Balance Sheet. Additionally, unfunded commitments to provide additional capital to proportional amortization investments were $917 million and $973 million at March 31, 2024, and December 31, 2023, respectively, and are included within accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Substantially all of the unfunded commitments at March 31, 2024, are expected to be paid out within the next five years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The total carrying value of the nonmarketable equity investments held at March 31, 2024, and December 31, 2023, including cumulative unrealized gains and losses, was as follows.

($ in millions)	March 31, 2024	December 31, 2023
FRB stock	$411	$392
FHLB stock	230	392
Equity investments without a readily determinable fair value
Cost basis at acquisition	76	74
Adjustments
Upward adjustments	53	51
Downward adjustments (including impairment)	(23)	(23)
Carrying amount, equity investments without a readily determinable fair value	106	102
Nonmarketable equity investments	$747	$886
During the three months ended March 31, 2024, and 2023, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of March 31, 2024, and 2023, were as follows.

	Three months ended March 31,
($ in millions)	2024	2023
Upward adjustments	$1	$5
Downward adjustments (including impairment) (a)	$—	$(17)
(a)No impairment on FHLB and FRB stock was recognized during the three months ended March 31, 2024, and 2023.
Total gain on nonmarketable equity investments, net, which includes both realized and unrealized gains and losses, was a net gain of $2 million for the three months ended March 31, 2024, compared to a net loss of $11 million for the three months ended March 31, 2023.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2022	$20	$27	$775	$822
Goodwill impairment	—	—	(149)	(149)
Transfer to assets of operations held-for-sale	—	—	(4)	(4)
Goodwill at December 31, 2023	$20	$27	$622	$669
Goodwill acquired	—	—	—	—
Goodwill at March 31, 2024	$20	$27	$622	$669
(a)Includes $479 million of goodwill associated with Ally Credit Card at both March 31, 2024, and December 31, 2023, and $143 million of goodwill associated with Ally Invest at both March 31, 2024, and December 31, 2023.
During the year ended December 31, 2023, we recognized a $149 million impairment of goodwill at Corporate and Other related to the transfer of Ally Lending to held-for-sale. Subsequent to the impairment charge, the goodwill balance of $4 million was transferred to assets of operations held-for-sale on the Condensed Consolidated Balance Sheet. We closed the sale of Ally Lending on March 1, 2024. For additional information, refer to Note 2.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The net carrying value of intangible assets by class was as follows.

	March 31, 2024			December 31, 2023
($ in millions)	Gross intangible assets	Accumulated amortization	Net carrying value	Gross intangible assets	Accumulated amortization	Net carrying value
Technology	$117	$(68)	$49	$117	$(64)	$53
Customer lists	41	(40)	1	41	(39)	2
Purchased credit card relationships	25	(8)	17	25	(7)	18
Trademarks	2	(2)	—	2	(2)	—
Total intangible assets (a)	$185	$(118)	$67	$185	$(112)	$73
(a)Excludes $22 million of gross intangible assets and $22 million of accumulated amortization that were transferred to assets of operations held-for-sale related to Ally Lending as of December 31, 2023. The sale was closed on March 1, 2024. Refer to Note 2 for additional information.
Estimated future amortization expense of intangible assets are as follows.

($ in millions)
2024	$13
2025	14
2026	14
2027	13
2028	13
Total estimated future amortization expense	$67
12.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	March 31, 2024	December 31, 2023
Noninterest-bearing deposits	$137	$139
Interest-bearing deposits
Savings, money market, and spending accounts	103,852	99,340
Certificates of deposit	51,095	55,187
Total deposit liabilities	$155,084	$154,666
At March 31, 2024, and December 31, 2023, certificates of deposit included $7.2 billion and $7.7 billion, respectively, of those in denominations in excess of $250 thousand.
13.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	March 31, 2024			December 31, 2023
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$—	$—	$—	$2,550	$2,550
Securities sold under agreements to repurchase	—	—	—	—	747	747
Total short-term borrowings	$—	$—	$—	$—	$3,297	$3,297
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. We had no securities sold under agreements to repurchase as of March 31, 2024. Refer to Note 7 and Note 22 for further details.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At March 31, 2024, we did not place or receive any collateral related to repurchase agreements. At December 31, 2023, we received cash collateral of $6 million and non-cash collateral of $1 million related to repurchase agreements.
Long-Term Debt
The following table presents the composition of our long-term debt portfolio.

	March 31, 2024			December 31, 2023
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$1,934	$2,640	$4,574	$1,409	$2,931	$4,340
Due after one year	8,628	3,809	12,437	9,015	4,215	13,230
Total long-term debt (b)	$10,562	$6,449	$17,011	$10,424	$7,146	$17,570
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 19 for additional information.
(b)Includes advances from the FHLB of Pittsburgh of $5.1 billion and $5.6 billion at March 31, 2024, and December 31, 2023, respectively.
The following table presents the scheduled remaining maturity of long-term debt at March 31, 2024, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2024	2025	2026	2027	2028	2029 and thereafter	Total
Unsecured
Long-term debt	$1,477	$2,483	$152	$1,536	$867	$4,861	$11,376
Original issue discount	(52)	(74)	(82)	(94)	(107)	(405)	(814)
Total unsecured	1,425	2,409	70	1,442	760	4,456	10,562
Secured
Long-term debt	2,220	1,907	1,731	357	225	9	6,449
Total long-term debt	$3,645	$4,316	$1,801	$1,799	$985	$4,465	$17,011
The following table summarizes assets restricted as collateral for the payment of the related debt obligation.

($ in millions)	March 31, 2024	December 31, 2023
Consumer automotive finance receivables	$39,815	$40,805
Consumer mortgage finance receivables	18,478	18,703
Commercial finance receivables	6,000	5,968
Investment securities (amortized cost of $3,017 and $4,030) (a)	3,165	4,036
Total assets restricted as collateral (b) (c) (d)	$67,458	$69,512
Secured debt (e)	$6,449	$10,443
(a)A portion of the restricted investment securities at December 31, 2023, was restricted under repurchase agreements. Refer to the section above titled Short-Term Borrowings for information on the repurchase agreements.
(b)All restricted assets are those of Ally Bank.
(c)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $27.6 billion and $27.9 billion at March 31, 2024, and December 31, 2023, respectively. These assets were primarily composed of consumer mortgage finance receivables and loans as well as mortgage-backed securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $33.9 billion and $34.0 billion at March 31, 2024, and December 31, 2023, respectively. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(d)Excludes restricted cash and cash reserves for securitization trusts recorded within other assets on the Condensed Consolidated Balance Sheet. Refer to Note 11 for additional information.
(e)Includes $3.3 billion of short-term borrowings at December 31, 2023.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
14.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	March 31, 2024	December 31, 2023
Unfunded commitments for proportional amortization investments (a)	$917	$973
Accounts payable	527	509
Employee compensation and benefits	230	409
Reserves for insurance losses and loss adjustment expenses (b)	164	140
Operating lease liabilities	120	113
Deferred revenue	103	103
Other liabilities	466	479
Total accrued expenses and other liabilities (c)	$2,527	$2,726
(a)Primarily relates to unfunded commitments for investments in qualified affordable housing projects.
(b)Refer to Note 5 for further information.
(c)Excludes Ally Lending accrued expenses and other liabilities, which were transferred to liabilities of operations held-for-sale as of December 31, 2023. The sale was closed on March 1, 2024. Refer to Note 2 for additional information.
15.    Preferred Stock
The following table summarizes information about our preferred stock. For additional information regarding our preferred stock, refer to Note 17 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.

	March 31, 2024	December 31, 2023
Series B preferred stock (a)
Issuance date	April 22, 2021	April 22, 2021
Carrying value ($ in millions)	$1,335	$1,335
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,350,000	1,350,000
Number of shares issued and outstanding	1,350,000	1,350,000
Dividend/coupon
Prior to May 15, 2026	4.700%	4.700%
On and after May 15, 2026	Five Year Treasury + 3.868%	Five Year Treasury + 3.868%
Series C preferred stock (a)
Issuance date	June 2, 2021	June 2, 2021
Carrying value ($ in millions)	$989	$989
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,000,000	1,000,000
Number of shares issued and outstanding	1,000,000	1,000,000
Dividend/coupon
Prior to May 15, 2028	4.700%	4.700%
On and after May 15, 2028	Seven Year Treasury + 3.481%	Seven Year Treasury + 3.481%
(a)We may, at our option, redeem the Series B and Series C shares on any dividend payment date on or after May 15, 2026, or May 15, 2028, respectively, or at any time within 90 days following a regulatory event that precludes the instruments from being included in additional Tier 1 capital.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
16.    Accumulated Other Comprehensive Loss
The following table presents changes, net of tax, in each component of accumulated other comprehensive loss.

	Investment securities (a)
($ in millions)	Available- for-sale securities (b)	Held-to-maturity securities	Translation adjustments and net investment hedges (c)	Cash flow hedges (c)	Accumulated other comprehensive loss
Balance at January 1, 2023	$(4,095)	$—	$18	$18	$(4,059)
Net change	284	—	—	(1)	283
Balance at March 31, 2023	$(3,811)	$—	$18	$17	$(3,776)
Balance at January 1, 2024	$(3,146)	$(682)	$21	$(9)	$(3,816)
Net change	(171)	15	(1)	(16)	(173)
Balance at March 31, 2024	$(3,317)	$(667)	$20	$(25)	$(3,989)
(a)For additional information on the securities transferred from available-for-sale to held-to-maturity during 2023, refer to Note 7.
(b)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio. Refer to Note 7 for additional information.
(c)For additional information on derivative instruments and hedging activities, refer to Note 19.
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Three months ended March 31, 2024 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized losses arising during the period	$(223)		$53		$(170)
Less: Net realized gains reclassified to income from continuing operations	1	(a)	—	(b)	1
Net change	(224)		53		(171)
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale (c)	(20)	(d)	5	(b)	(15)
Translation adjustments
Net unrealized losses arising during the period	(5)		1		(4)
Net investment hedges (e)
Net unrealized gains arising during the period	4		(1)		3
Cash flow hedges (e)
Net unrealized losses arising during the period	(22)		5		(17)
Less: Net realized losses reclassified to income from continuing operations	(1)	(f)	—	(b)	(1)
Net change	(21)		5		(16)
Other comprehensive loss	$(226)		$53		$(173)
(a)Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive (Loss) Income.
(b)Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive (Loss) Income.
(c)For additional information on the securities transferred from available-for-sale to held-to-maturity, refer to Note 7.
(d)Includes amounts reclassified to interest and dividends on investment securities and other earning assets in our Condensed Consolidated Statement of Comprehensive (Loss) Income.
(e)For additional information on derivative instruments and hedging activities, refer to Note 19.
(f)Includes losses reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive (Loss) Income.

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
(a)Includes gains reclassified to other gain on investments, net in our Condensed Consolidated Statement of Comprehensive (Loss) Income.
(b)Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive (Loss) Income.
(c)For additional information on derivative instruments and hedging activities, refer to Note 19.
(d)Includes gains reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive (Loss) Income.
17.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended March 31,
($ in millions, except per share data; shares in thousands) (a)	2024	2023
Net income from continuing operations	$157	$320
Preferred stock dividends — Series B	(16)	(16)
Preferred stock dividends — Series C	(12)	(12)
Net income from continuing operations attributable to common stockholders	$129	$292
Loss from discontinued operations, net of tax	—	(1)
Net income attributable to common stockholders	$129	$291
Basic weighted-average common shares outstanding (b)	306,003	302,657
Diluted weighted-average common shares outstanding (b)	308,421	303,448
Basic earnings per common share
Net income from continuing operations	$0.42	$0.97
Net income	$0.42	$0.96
Diluted earnings per common share
Net income from continuing operations	$0.42	$0.96
Net income	$0.42	$0.96
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm, like Ally, is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of March 31, 2024, the stress capital buffer requirement for Ally was 2.5%.
Ally and Ally Bank are currently subject to the U.S. Basel III standardized approach for counterparty credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not currently subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. Since Ally and Ally Bank are currently not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income and loss from regulatory capital. As of March 31, 2024, and December 31, 2023, Ally had $4.0 billion and $3.8 billion, respectively, of accumulated other comprehensive loss, net of applicable income taxes, that was excluded from Common Equity Tier 1 capital. Refer to the discussion below about rules proposed by the U.S. banking agencies in 2023 that would require us to recognize all components of accumulated other comprehensive income and loss in regulatory capital, except gains and losses on cash-flow hedges where the hedged items are not recognized on our balance sheet at fair value. Refer also to Note 16 for additional details about our accumulated other comprehensive loss.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both March 31, 2024, and December 31, 2023, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
Under FDICIA and the PCA framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Our brokered deposits totaled $8.5 billion at March 31, 2024, which represented 5.5% of total deposit liabilities.
The following table summarizes our capital ratios under U.S. Basel III.

	March 31, 2024		December 31, 2023		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$14,905	9.41%	$15,129	9.36%	4.50%	(b)
Ally Bank	17,290	11.53	17,217	11.24	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,171	10.84%	$17,392	10.76%	6.00%	6.00%
Ally Bank	17,290	11.53	17,217	11.24	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$19,802	12.51%	$20,055	12.41%	8.00%	10.00%
Ally Bank	19,180	12.80	19,144	12.50	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$17,171	8.63%	$17,392	8.67%	4.00%	(b)
Ally Bank	17,290	9.19	17,217	9.07	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 2.5% at both March 31, 2024, and December 31, 2023.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
On January 1, 2020, we adopted CECL. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for additional information about our allowance for loan losses accounting policy. Under a rule finalized by the FRB and other U.S. banking agencies in 2020, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we deferred and began phasing in on January 1, 2022, is generally calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of March 31, 2024, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $296 million.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
We received an updated preliminary stress capital buffer requirement based on our 2022 capital plan submission from the FRB in June 2022, which was determined to be 2.5% and reflected a decline of 100 basis points relative to our prior requirement. The updated 2.5% stress capital buffer requirement was finalized in August 2022 and became effective on October 1, 2022. In February 2023, we accessed the unsecured debt capital markets and issued $500 million of additional subordinated notes, which qualify as Tier 2 capital for Ally under U.S. Basel III. We submitted our 2023 capital plan to the FRB on April 5, 2023, and received an updated preliminary stress capital buffer requirement in June 2023 that remained unchanged at 2.5%. The 2.5% stress capital buffer requirement was finalized in July 2023 and became effective on October 1, 2023. We submitted our 2024 capital plan to the FRB on April 5, 2024.
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
The following table presents information related to our common stock and distributions to our common stockholders.

	Common stock repurchased during period (a) (b)		Number of common shares outstanding		Cash dividends declared per common share (c)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2023
First quarter	$27	836	299,324	300,821	$0.30
Second quarter	2	58	300,821	301,619	0.30
Third quarter	—	5	301,619	301,630	0.30
Fourth quarter	4	145	301,630	302,459	0.30
2024
First quarter	$29	781	302,459	303,978	$0.30
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)Since the commencement of our initial stock-repurchase program in the third quarter of 2016, we have reduced the number of outstanding shares of our common stock by 37%, from 484 million as of June 30, 2016, to 304 million as of March 31, 2024. Except for repurchases made of shares withheld to cover income taxes owed by participants in our share-based incentive plans, we did not make any common-stock repurchases in 2023 or the first quarter of 2024, and at this time, the Board has not authorized a stock-repurchase program for 2024.
(c)On April 15, 2024, our Board declared a quarterly cash dividend of $0.30 per share on all common stock, payable on May 15, 2024, to stockholders of record at the close of business on May 1, 2024.
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
Counterparty Credit Risk
Derivative financial instruments contain an element of credit risk if counterparties are unable to meet the terms of the agreements. Credit risk associated with derivative financial instruments is measured as the net replacement cost should the counterparties that owe us under the contract completely fail to perform under the terms of those contracts, with adjustments to reflect the exchange of collateral for margined transactions.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the three months ended March 31, 2024, or 2023.
We placed cash and noncash collateral with counterparties totaling $1 million and $569 million, respectively, supporting our derivative positions at March 31, 2024, compared to $6 million and $642 million of cash and noncash collateral, respectively, at December 31, 2023. These amounts include noncash collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets. We granted our counterparties the right to sell or pledge the noncash collateral.
We received cash collateral from counterparties totaling $11 million and $31 million at March 31, 2024, and December 31, 2023, respectively. These amounts exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities.

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

	March 31, 2024			December 31, 2023
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$32,390	$—	$—	$35,835
Purchased options	9	—	6,250	31	—	6,250
Foreign exchange contracts
Forwards	—	—	160	—	6	166
Total derivatives designated as accounting hedges	9	—	38,800	31	6	42,251
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	—	—	1,000	—	—	2,000
Forwards	—	—	92	—	—	70
Written options	2	—	115	2	—	88
Total interest rate risk	2	—	1,207	2	—	2,158
Foreign exchange contracts
Forwards	—	—	57	—	1	59
Total foreign exchange risk	—	—	57	—	1	59
Credit contracts (a)
Other credit derivatives	—	10	n/a	—	10	n/a
Total credit risk	—	10	n/a	—	10	n/a
Equity contracts
Written options	—	1	—	—	—	—
Purchased options	1	—	—	—	—	—
Total equity risk	1	1	—	—	—	—
Total derivatives not designated as accounting hedges	3	11	1,264	2	11	2,217
Total derivatives	$12	$11	$40,064	$33	$17	$44,468
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $24 million and $29 million as of March 31, 2024, and December 31, 2023, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
($ in millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Assets
Available-for-sale securities (b)	$15,937	$16,302	$(278)	$(79)	$(151)	$(156)
Finance receivables and loans, net (c)	47,482	54,189	(181)	(93)	(21)	(27)
Liabilities
Long-term debt	$7,765	$7,750	$97	$100	$97	$100
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include the amortized cost basis and unallocated basis adjustments of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2024, and December 31, 2023, the amortized cost basis and unallocated basis adjustments of the closed portfolios used in these hedging relationships was $14.5 billion and $14.8 billion, respectively, of which $14.2 billion and $14.6 billion, respectively, represents the amortized cost basis and unallocated basis adjustments of closed portfolios designated in an active hedge relationship. At March 31, 2024, and December 31, 2023, the total cumulative basis adjustments associated with these hedging relationships was a $225 million liability and a $45 million liability, respectively, of which the portion related to discontinued hedging relationships was a $116 million liability and a $120 million liability, respectively. At both March 31, 2024, and December 31, 2023, the notional amounts of the designated hedged items were $11.3 billion, with cumulative basis adjustments of a $109 million liability and a $75 million asset, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. Refer to Note 7 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)These amounts include the carrying value of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2024, and December 31, 2023, the carrying value of the closed portfolios used in these hedging relationships was $47.5 billion and $54.2 billion, respectively, of which $41.0 billion and $50.0 billion, respectively, represents the carrying value of closed portfolios designated in an active hedge relationship. At March 31, 2024, and December 31, 2023, the total cumulative basis adjustments associated with these hedging relationships was a $181 million liability and a $93 million liability, respectively, of which the portion related to discontinued hedging relationships was a $21 million liability and a $27 million liability, respectively. At March 31, 2024, and December 31, 2023, the notional amounts of the designated hedged items were $19.7 billion and $23.2 billion, respectively, with cumulative basis adjustments of a $160 million liability and a $66 million liability, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive (Loss) Income.

	Three months ended March 31,
($ in millions)	2024	2023
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$5	$5
Total interest rate contracts	5	5
Foreign exchange contracts
Other operating expenses	1	1
Total foreign exchange contracts	1	1
Credit contracts
Other income, net of losses	—	(5)
Total credit contracts	—	(5)
Equity contracts
Other income, net of losses	—	(4)
Total equity contracts	—	(4)
Total gain (loss) recognized in earnings	$6	$(3)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive (Loss) Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended March 31, ($ in millions)	2024	2023	2024	2023	2024	2023
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$1
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	(1)
Hedged available-for-sale securities	—	—	(205)	130	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	205	(130)	—	—
Hedged fixed-rate consumer automotive loans	(94)	205	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	94	(205)	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	(1)	5	—	—	—	—
Total (loss) gain on cash flow hedging relationships	$(1)	$5	$—	$—	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive (Loss) Income	$2,827	$2,575	$266	$238	$248	$227
During the next 12 months, we estimate $18 million of losses will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive (Loss) Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended March 31, ($ in millions)	2024	2023	2024	2023	2024	2023
Gain on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$2	$2
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	1	1
Amortization of deferred basis adjustments of available-for-sale securities	—	—	6	5	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	48	13	—	—
Amortization of deferred loan basis adjustments	5	10	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	82	162	—	—	—	—
Total gain on fair value hedging relationships	$87	$172	$54	$18	$3	$3

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended March 31,
($ in millions)	2024	2023
Interest rate contracts
Loss recognized in other comprehensive (loss) income	$(21)	$(1)
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss.

	Three months ended March 31,
($ in millions)	2024	2023
Foreign exchange contracts (a) (b)
Gain recognized in other comprehensive (loss) income	$4	$—
(a)There were no amounts excluded from effectiveness testing for the three months ended March 31, 2024, or 2023.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive (Loss) Income. There were no amounts reclassified for the three months ended March 31, 2024, or 2023.
20.    Income Taxes
We recognized total income tax expense from continuing operations of $14 million for the three months ended March 31, 2024, compared to income tax expense of $68 million for the same period in 2023. The decrease in income tax expense for the three months ended March 31, 2024, compared to the same period in 2023, was primarily due to the tax effects of a decrease in pretax earnings. Additionally, an income tax benefit for qualified clean vehicle tax credits for purchased plug-in electric vehicles or fuel cell vehicles, along with other tax credits, resulted in a significant variation in the customary relationship between pretax income and income tax expense for the three months ended March 31, 2024.
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

	Recurring fair value measurements
March 31, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$741	$—	$—	$741
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,057	—	—	2,057
U.S. States and political subdivisions	—	632	11	643
Foreign government	48	134	—	182
Agency mortgage-backed residential	—	14,752	—	14,752
Mortgage-backed residential	—	219	—	219
Agency mortgage-backed commercial	—	3,800	—	3,800
Asset-backed	—	301	—	301
Corporate debt	—	1,730	—	1,730
Total available-for-sale securities	2,105	21,568	11	23,684
Mortgage loans held-for-sale (c)	—	27	—	27
Other assets
Derivative contracts in a receivable position
Interest rate	—	9	2	11
Equity	1	—	—	1
Total derivative contracts in a receivable position	1	9	2	12
Total assets	$2,847	$21,604	$13	$24,464
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Credit	—	—	10	10
Equity	1	—	—	1
Total derivative contracts in a payable position	1	—	10	11
Total liabilities	$1	$—	$10	$11
(a)Our direct investment in any one industry did not exceed 12%. The concentration calculation excludes our investment in mutual funds and ETFs.
(b)Excludes $47 million of equity securities that are measured at fair value using the net asset value practical expedient and therefore are not classified in the fair value hierarchy.
(c)Carried at fair value due to fair value option elections.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Recurring fair value measurements
December 31, 2023 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$765	$—	$1	$766
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,075	—	—	2,075
U.S. States and political subdivisions	—	649	9	658
Foreign government	51	132	—	183
Agency mortgage-backed residential	—	15,384	—	15,384
Mortgage-backed residential	—	225	—	225
Agency mortgage-backed commercial	—	3,758	—	3,758
Asset-backed	—	332	—	332
Corporate debt	—	1,800	—	1,800
Total available-for-sale securities	2,126	22,280	9	24,415
Mortgage loans held-for-sale (c)	—	25	—	25
Other assets
Derivative contracts in a receivable position
Interest rate	—	31	2	33
Total derivative contracts in a receivable position	—	31	2	33
Total assets	$2,891	$22,336	$12	$25,239
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Foreign currency	$—	$7	$—	$7
Credit	—	—	10	10
Total derivative contracts in a payable position	—	7	10	17
Total liabilities	$—	$7	$10	$17
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

	Equity securities		Available-for-sale securities		Finance receivables and loans, net (a)
($ in millions)	2024	2023	2024	2023	2024	2023
Assets
Fair value at January 1,	$1	$1	$9	$4	$—	$3
Net realized/unrealized gains
Included in earnings	—	—	—	—	—	—
Included in OCI	—	—	—	—	—	—
Purchases	—	—	2	—	—	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	(1)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	(1)	—	—	—	—	—
Fair value at March 31,	$—	$1	$11	$4	$—	$2
Net unrealized gains still held at March 31,
Included in earnings	$—	$—	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—
(a)     Carried at fair value due to fair value option elections.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2024	2023
Liabilities
Fair value at January 1,	$8	$39
Net realized/unrealized gains
Included in earnings	(4)	—
Included in OCI	—	—
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	4	3
Fair value at March 31,	$8	$42
Net unrealized (gains) losses still held at March 31,
Included in earnings	$(2)	$3
Included in OCI	—	—
(a)Net realized/unrealized gains are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive (Loss) Income.
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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at March 31, 2024, and December 31, 2023, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period. These tables exclude assets of operations held-for-sale, refer to Note 2 for additional information.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
March 31, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$331	$331	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	2	2	—	n/m	(a)
Other	—	—	49	49	(43)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	51	51	(43)	n/m	(a)
Other assets
Nonmarketable equity investments	—	3	2	5	2	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	8	8	(1)	n/m	(a)
Total assets	$—	$3	$392	$395	$(42)	n/m
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. This table excludes assets of operations held-for-sale, refer to Note 2 for additional information. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at March 31, 2024, and December 31, 2023.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
March 31, 2024
Financial assets
Held-to-maturity securities	$4,655	$—	$4,633	$—	$4,633
Loans held-for-sale, net	331	—		331	331
Finance receivables and loans, net	134,410	—	—	136,081	136,081
FHLB/FRB stock (a)	641	—	641	—	641
Financial liabilities
Deposit liabilities	$51,095	$—	$—	$51,101	$51,101
Long-term debt	17,011	—	12,717	5,221	17,938
December 31, 2023
Financial assets
Held-to-maturity securities	$4,680	$—	$4,729	$—	$4,729
Loans held-for-sale, net	375	—	—	375	375
Finance receivables and loans, net	135,852	—	—	137,244	137,244
FHLB/FRB stock (a)	784	—	784	—	784
Financial liabilities
Deposit liabilities	$55,187	$—	$—	$55,311	$55,311
Short-term borrowings	3,297	—	—	3,335	3,335
Long-term debt	17,570	—	12,789	5,749	18,538
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At March 31, 2024, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 19.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
March 31, 2024
Assets
Derivative assets (d)	$12	$—	$12	$—	$(9)	$3
Total assets	$12	$—	$12	$—	$(9)	$3
Liabilities
Derivative liabilities (e)	$11	$—	$11	$—	$—	$11
Total liabilities	$11	$—	$11	$—	$—	$11
December 31, 2023
Assets
Derivative assets (d)	$33	$—	$33	$—	$(31)	$2
Total assets	$33	$—	$33	$—	$(31)	$2
Liabilities
Derivative liabilities (e)	$17	$—	$17	$—	$(6)	$11
Securities sold under agreements to repurchase (f)	747	—	747	—	(747)	—
Total liabilities	$764	$—	$764	$—	$(753)	$11
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
(d)Includes derivative assets with no offsetting arrangements of $2 million for both March 31, 2024, and December 31, 2023.
(e)Includes derivative liabilities with no offsetting arrangements of $10 million for both March 31, 2024, and December 31, 2023.
(f)For additional information on securities sold under agreements to repurchase, refer to Note 13.
23.    Segment Information
Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our CODM in deciding how to allocate resources and in assessing performance.
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
Corporate and Other
Corporate and Other primarily consists of centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock—as well as other equity investments through Ally Ventures, our strategic investment business—and the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, and reclassifications and eliminations between the reportable operating segments. Financial results related to Ally Invest, our digital brokerage and advisory offering, Ally Lending, Ally Credit Card, and CRA loans and investments are also included within Corporate and Other. On December 31, 2023, we committed to sell Ally Lending. We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 for additional information.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Financial information for our reportable operating segments is summarized as follows.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2024
Net financing revenue and other interest income	$1,314	$29	$52	$111	$(50)	$1,456
Other revenue	97	384	6	23	20	530
Total net revenue	1,411	413	58	134	(30)	1,986
Provision for credit losses	448	—	—	(1)	60	507
Total noninterest expense	641	343	33	45	246	1,308
Income (loss) from continuing operations before income tax expense	$322	$70	$25	$90	$(336)	$171
Total assets	$114,613	$9,100	$18,303	$10,410	$40,451	$192,877
2023
Net financing revenue and other interest income	$1,322	$26	$54	$103	$97	$1,602
Other revenue	77	381	4	29	7	498
Total net revenue	1,399	407	58	132	104	2,100
Provision for credit losses	351	—	(1)	15	81	446
Total noninterest expense	606	315	38	45	262	1,266
Income (loss) from continuing operations before income tax expense	$442	$92	$21	$72	$(239)	$388
Total assets	$111,960	$8,867	$19,290	$10,226	$45,822	$196,165
(a)Net financing revenue and other interest income after the provision for credit losses totaled $949 million and $1.2 billion for the three months ended March 31, 2024, and 2023, respectively.
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
We accrue for a legal matter or other contingent exposure when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment after consultation with counsel. No assurance exists that our accruals will not need to be adjusted in the future. When a probable or reasonably possible loss on a legal matter or other contingent exposure could be material to our consolidated financial condition, results of operations, or cash flows, we provide disclosure in this note as prescribed by ASC Topic 450, Contingencies. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for additional information related to our policy for establishing accruals.
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
25.    Subsequent Events
Declaration of Common Dividend
On April 15, 2024, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend is payable on May 15, 2024, to stockholders of record at the close of business on May 1, 2024.

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
Ally Financial Inc. • Form 10-Q
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a financial-services company with the nation’s largest all-digital bank and an industry-leading automotive financing and insurance business, driven by a mission to “Do It Right” and be a relentless ally for customers and communities. The Company serves customers through a full range of online banking services (including deposits, mortgage, and credit card products) and securities brokerage and investment advisory services. The Company also includes a corporate finance business that offers capital for equity sponsors and middle-market companies. Ally is a Delaware corporation and is registered as a BHC under the BHC Act and an FHC under the GLB Act.
Primary Business Lines
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, Mortgage Finance, and Corporate Finance are our primary business lines. The remaining activity is reported in Corporate and Other, which primarily consists of centralized treasury activities as well as Ally Invest, our digital brokerage and personal advice offering, Ally Lending, Ally Credit Card, CRA loans and investments, and certain strategic investments. On March 1, 2024, we sold Ally Lending. For further information, refer to Note 2 to the Condensed Consolidated Financial Statements. The following table summarizes the operating results excluding discontinued operations of each business line. Operating results for each of the business lines are more fully described in the MD&A sections that follow.

	Three months ended March 31,
($ in millions)	2024	2023	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,411	$1,399	1
Insurance	413	407	1
Mortgage Finance	58	58	—
Corporate Finance	134	132	2
Corporate and Other	(30)	104	(129)
Total	$1,986	$2,100	(5)
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$322	$442	(27)
Insurance	70	92	(24)
Mortgage Finance	25	21	19
Corporate Finance	90	72	25
Corporate and Other	(336)	(239)	(41)
Total	$171	$388	(56)
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers and automotive retailers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our success as an automotive-finance provider is driven by the consistent and broad range of products and services we offer to dealers and automotive retailers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automobile manufacturers and suppliers. We continue to identify and cultivate relationships with automotive retailers, including those with leading e-commerce platforms. We also operate an online direct-lending platform for consumers seeking direct financing. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Additionally, we provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. Furthermore, our strong and expansive dealer relationships, comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. We have provided and continue to provide automobile financing for battery-electric and plug-in hybrid vehicles, including brands such as Jeep, Tesla, Ford, and BMW. This positions us to remain a

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
leader in automotive financing as we believe the majority of these vehicles will be sold through dealerships and automotive retailers with whom we have an established relationship. Additionally, we continue to partner and build relationships with automotive manufacturers who use a direct-to-consumer model. During the three months ended March 31, 2024, $305 million of our consumer automotive retail loan originations and purchases, and $417 million of our operating lease originations and purchases, were for battery-electric and plug-in hybrid vehicles. As of March 31, 2024, $1.3 billion of our consumer automotive finance receivables and loans had battery-electric or plug-in hybrid vehicles as the underlying collateral, and $1.3 billion of our investment in operating leases were battery-electric or plug-in hybrid vehicles.
We have focused on developing dealer relationships beyond those relationships that primarily were developed through our previous role as a captive finance company for GM and Stellantis. We have established relationships with thousands of automotive dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. Outside of GM and Stellantis, our other OEM-franchised dealers include brands such as Ford, Toyota, Hyundai, Kia, Nissan, Honda, and others, including automotive manufacturers who use a direct-to-consumer model. Our non-OEM-franchised dealers and automotive retailers include used-vehicle-only retailers with a national presence, as well as online-only automotive retailers, such as Carvana, CarMax, and EchoPark.
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. We serve approximately 2.5 million consumers nationwide across F&I and P&C products. During 2024, we added relationships with Nissan and Toyota to our vehicle inventory insurance program. In addition, we offer F&I products in Canada, where we serve more than 400 thousand consumers and are the preferred VSC and other protection plan provider for GM Canada and VSC provider for Subaru Canada. Our contract to serve as the preferred VSC and protection plan provider for GM Canada extends into the third quarter of 2027.
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
Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles, make us a premier automotive finance and insurance company ready to support and strengthen our approximately 21,800 active dealer relationships as of March 31, 2024. A dealer is considered to have an active relationship with us if we provided automotive financing, remarketing, or insurance services during the three months ended March 31, 2024.
•Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes our direct-to-consumer Ally Home mortgage offering, and bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties.
Through our direct-to-consumer channel, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third party. Under our current arrangement, our direct-to-consumer conforming mortgages are originated as held-for-sale and sold, while jumbo and LMI mortgages are originated as held-for-investment and subserviced by a third party. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April 2019, we announced a strategic partnership with BMC, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, BMC conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. This partnership with BMC limits operational volatility as the mortgage industry continues to evolve in the current interest rate environment. During the three months ended March 31, 2024, we originated $233 million of mortgage loans through our direct-to-consumer channel.
Through the bulk loan channel, we purchase loans from several qualified sellers, including direct originators and large aggregators who have the financial capacity to support strong representations and warranties, and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the three months ended March 31, 2024, we purchased $4 million of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.
The combination of our direct-to-consumer strategy and bulk portfolio purchase program provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
•Our Corporate Finance operations primarily offer senior-secured loans to private equity sponsor-owned U.S.-based middle-market companies and to well-established asset managers that mostly provide leveraged loans. The portfolio is composed of floating-rate leveraged asset-based and cash flow/enterprise value loans. Our Corporate Finance operations had $10.4 billion of assets at March 31, 2024, and generated $134 million of total net revenue during the three months ended March 31, 2024, and continues to offer attractive returns and diversification benefits to our broader lending portfolio. Our Sponsor Finance business focuses on companies owned by private-equity sponsors with loans typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, turnarounds, and debtor-in-possession financings. Additionally, our Lender Finance business provides asset managers with facilities to partially fund their direct-lending activities. We also provide a commercial real estate product, currently focused on lending to skilled nursing facilities, senior housing, and medical office buildings.
•Corporate and Other primarily consists of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes activity related to certain equity investments, which primarily consist of FHLB and FRB stock, as well as other equity investments through Ally Ventures, our strategic investment business. Additionally, Corporate and Other includes the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, CRA loans and investments, and reclassifications and eliminations between the reportable operating segments. Costs that are not allocated to our reportable operating segments as part of our COH methodology, which involves management judgment, are also included in Corporate and Other. These costs include marketing sponsorships, treasury and other corporate activities, and charitable contributions.
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
The sale of Ally Lending closed on March 1, 2024. For further information, refer to Note 2 to the Condensed Consolidated Financial Statements.
Financial information related to our credit card business, Ally Credit Card, is included within Corporate and Other. Ally Credit Card is our scalable, digital-first credit card platform and features leading-edge technology, and a proprietary, analytics-based underwriting model. We believe Ally Credit Card enhances our ability to grow and deepen both new and existing customer relationships. As of March 31, 2024, our credit card business had $2.0 billion of finance receivables and loans and approximately 1.2 million customers.
Corporate and Other includes our CRA loans. On October 24, 2023, the U.S. banking agencies issued a final rule to modernize their regulations related to the CRA. The final rule amends their CRA regulations by introducing new tests to evaluate the CRA performance of banks, which most significantly impacts banks with over $2 billion in assets and imposes additional requirements on banks with over $10 billion in assets. Major changes to the CRA regulations include modifications related to the delineation of assessment areas, the overall evaluation framework including performance standards and metrics, the definition of community development activities, and data collection and reporting. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027. While we are still evaluating the final rule, it could impact Ally including our CRA program, business strategies, allocation of resources, and technology requirements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the reportable operating segment sections of the MD&A that follows for a more complete discussion of operating results by business line.

	Three months ended March 31,
($ in millions)	2024	2023	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$3,582	$3,286	9
Total interest expense	1,922	1,458	(32)
Net depreciation expense on operating lease assets	204	226	10
Net financing revenue and other interest income	1,456	1,602	(9)
Other revenue
Insurance premiums and service revenue earned	345	306	13
Gain on mortgage and automotive loans, net	6	4	50
Other gain on investments, net	29	74	(61)
Other income, net of losses	150	114	32
Total other revenue	530	498	6
Total net revenue	1,986	2,100	(5)
Provision for credit losses	507	446	(14)
Noninterest expense
Compensation and benefits expense	519	537	3
Insurance losses and loss adjustment expenses	112	88	(27)
Other operating expenses	677	641	(6)
Total noninterest expense	1,308	1,266	(3)
Income from continuing operations before income tax expense	171	388	(56)
Income tax expense from continuing operations	14	68	79
Net income from continuing operations	$157	$320	(51)
Financial ratios:
Return on average assets (a)	0.32%	0.67%	n/m
Return on average equity (a)	4.61%	9.60%	n/m
Equity to assets (a)	7.01%	7.01%	n/m
Common dividend payout ratio (b)	71.43%	31.25%	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
We earned net income from continuing operations of $157 million for the three months ended March 31, 2024, compared to $320 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, results were favorably impacted by higher total financing revenue and other interest income, a decrease in income tax expense from continuing operations, and an increase in insurance premiums and service revenue earned. These items were more than offset by higher interest expense, provision for credit losses, and noninterest expense for the three months ended March 31, 2024.
Net financing revenue and other interest income decreased $146 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Consumer automotive revenue increased as higher portfolio yields resulting from pricing actions taken in response to rising benchmark interest rates contributed to the increase in revenue. The increase was also impacted by higher average consumer assets resulting from growth in the used-vehicle portfolio, primarily through franchised dealers and national retailers. Commercial automotive revenue increased due to higher asset balances resulting from improvements in new vehicle supply. The increase was also impacted by higher yields from higher benchmark interest rates, as our commercial automotive loans are generally variable-rate. Additionally, revenue increased due to the impacts of a higher interest rate environment on the investment securities portfolio and higher interest associated with cash and cash equivalents. The increase was more than offset by higher interest expense for the three months ended March 31, 2024, as compared to the same period in 2023, in response to higher benchmark interest rates, which increased our cost of funds associated with our deposit liabilities.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance premiums and service revenue earned was $345 million for the three months ended March 31, 2024, compared to $306 million for the three months ended March 31, 2023. The increase for the three months ended March 31, 2024, was primarily driven by growth of our P&C vehicle inventory insurance program due to higher dealer inventory levels and the addition of a new relationship with Nissan. Additionally, we expect continued growth in our P&C exposure as we recently added a new relationship with Toyota to our vehicle inventory insurance program during the second quarter of 2024. The increase was also driven by higher other premium and service revenue written from non-automotive assumed reinsurance business.
Other gain on investments, net was $29 million for the three months ended March 31, 2024, compared to $74 million for the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024, compared to the same period in 2023, was primarily attributable to the performance of equity securities, consistent with broader stock market performance.
Other income, net of losses increased $36 million for the three months ended March 31, 2024, compared to the same period in 2023. The increase was primarily driven by increased late charges and other administrative fees, as delinquencies have increased amid deterioration in macroeconomic conditions, driven by persistent inflation. While delinquencies within our consumer automotive loan portfolio increased for the three months ended March 31, 2024, as compared to the same period in 2023, we observed a moderation in the pace of change for delinquencies since March 31, 2023, as we continue to make adjustments to our underwriting strategies. Additionally, the increase for the three months ended March 31, 2024, was driven by net downward adjustments related to equity investments without a readily determinable fair value during the three months ended March 31, 2023, that did not reoccur during the same period in 2024, as well as lower losses related to certain equity-method investments during the three months ended March 31, 2024. The increase was partially offset by the sale of Ally Lending, which closed on March 1, 2024.
The provision for credit losses increased $61 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in provision for credit losses for the three months ended March 31, 2024, was primarily driven by higher net charge-offs in our consumer automotive portfolio, partially offset by the sale of Ally Lending. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $42 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase for the three months ended March 31, 2024, was primarily driven by increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products, higher collection and repossession costs, and an increase to our FDIC special assessment estimate. Additionally, insurance losses and loss adjustment expenses increased for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due growth in our P&C business, higher GAP losses driven by increased loss frequency and severity following vehicle value normalization, and growth in the non-automotive assumed reinsurance business.
We recognized total income tax expense from continuing operations of $14 million for the three months ended March 31, 2024, compared to income tax expense of $68 million for the three months ended March 31, 2023. The decrease in income tax expense for the three months ended March 31, 2024, compared to the same period in 2023, was primarily due to the tax effects of a decrease in pretax earnings. Additionally, an income tax benefit for qualified clean vehicle tax credits for purchased plug-in electric vehicles or fuel cell vehicles, along with other tax credits, resulted in a significant variation in the customary relationship between pretax income and income tax expense for the three months ended March 31, 2024.

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

	Three months ended March 31,
($ in millions)	2024	2023	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,808	$1,576	15
Commercial	411	299	37
Loans held-for-sale	1	3	(67)
Operating leases	356	402	(11)
Total financing revenue and other interest income	2,576	2,280	13
Interest expense	1,058	732	(45)
Net depreciation expense on operating lease assets (a)	204	226	10
Net financing revenue and other interest income	1,314	1,322	(1)
Other revenue
Other income, net of losses	97	77	26
Total other revenue	97	77	26
Total net revenue	1,411	1,399	1
Provision for credit losses	448	351	(28)
Noninterest expense
Compensation and benefits expense	178	181	2
Other operating expenses	463	425	(9)
Total noninterest expense	641	606	(6)
Income from continuing operations before income tax expense	$322	$442	(27)
Total assets	$114,613	$111,960	2
(a)Includes net remarketing gains of $46 million and $47 million for the three months ended March 31, 2024, and 2023, respectively.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $322 million for the three months ended March 31, 2024, compared to $442 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, the decrease was primarily due to higher interest expense and higher provision for credit losses, partially offset by higher financing revenue and other interest income.
Consumer automotive loan financing revenue and other interest income increased $232 million for the three months ended March 31, 2024, compared to the same period in 2023. Higher portfolio yields resulting from pricing actions taken in response to rising benchmark interest rates contributed to the increase in revenue. The increase was also impacted by higher average consumer assets resulting from growth in the used-vehicle portfolio, primarily through franchised dealers and national retailers.
Commercial loan financing revenue and other interest income increased $112 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily due to higher asset balances resulting from improvements in new vehicle supply. The increase was also impacted by higher yields from higher benchmark interest rates, as our commercial automotive loans are generally variable-rate.
Interest expense was $1.1 billion for the three months ended March 31, 2024, compared to $732 million for the three months ended March 31, 2023. The increase for the three months ended March 31, 2024, was primarily driven by a higher interest rate environment, resulting in higher funding costs. Additionally, the increase was driven by higher average interest-earning asset balances during the three months ended March 31, 2024.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Total net operating lease revenue decreased $24 million for the three months ended March 31, 2024, compared to the same period in 2023. The decrease in net operating lease revenue was driven by lower asset balances. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
Total other revenue increased $20 million for the three months ended March 31, 2024, compared to the same period in 2023. The increase was primarily due to an increase in servicing fees and late charges. The increase in servicing fees was due to the growth in financial assets transferred to a nonconsolidated SPE for which we retain the ongoing right to service the assets. The increase in late charges was due to higher delinquencies amid deterioration in macroeconomic conditions, driven by persistent inflation. While delinquencies within our consumer automotive loan portfolio increased for the three months ended March 31, 2024, as compared to the same period in 2023, we observed a moderation in the pace of change for delinquencies since March 31, 2023, as we continue to make adjustments to our underwriting strategies. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information regarding assets sold to nonconsolidated SPEs.
The provision for credit losses increased $97 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in provision for credit losses was primarily driven by higher net charge-offs in our consumer automotive portfolio during the three months ended March 31, 2024. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	2024		2023
Three months ended March 31, ($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$84,199	8.63%	$84,148	7.60%
Commercial
Wholesale floorplan (d)	16,833	7.72	12,893	7.14
Other commercial automotive (e)	6,339	5.61	5,756	5.04
Investment in operating leases, net (f)	8,955	6.85	10,435	6.84
(a)Average balances are calculated using an average daily balance methodology.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
(c)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 9.06% and 8.48% for the three months ended March 31, 2024, and 2023, respectively.
(d)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 7.69% and 7.29% for the three months ended March 31, 2024, and 2023, respectively.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes net gains on the sale of off-lease vehicles of $46 million and $47 million for the three months ended March 31, 2024, and 2023, respectively. Excluding these gains on sale, the yield was 4.80% and 5.03% for the three months ended March 31, 2024, and 2023, respectively.
During the three months ended March 31, 2024, our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased 103 basis points, as compared to the same period in 2023. The increase for the three months ended March 31, 2024, was primarily driven by higher portfolio yields resulting from pricing actions. We continued to opportunistically adjust pricing in response to high benchmark interest rates during the three months ended March 31, 2024. Our portfolio yield for consumer automotive loans, including the effects of derivative financial instruments designated as hedges, was 43 basis points higher than our portfolio yield for consumer automotive loans excluding the effects of derivative financial instruments designated as hedges for the three months ended March 31, 2024. This is attributable to the execution of hedging strategies that are used to mitigate interest rate risks. The effects of derivative financial instruments designated as hedges are included within Corporate and Other. Refer to Note 19 to the Condensed Consolidated Financial Statements for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
The following table presents retail loan originations and purchases by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended March 31, 2024
S	$2.5	38	756	$1.2	49	752
A	2.8	42	689	1.0	42	688
B	1.0	15	642	0.2	9	653
C	0.2	3	597	—	—	619
D	0.1	2	560	—	—	593
Total retail loan originations	$6.6	100	702	$2.4	100	712
Three months ended March 31, 2023
S	$1.6	26	747	$1.0	37	748
A	2.7	44	687	1.3	48	686
B	1.3	21	648	0.4	15	655
C	0.4	7	611	—	—	628
D	0.1	2	569	—	—	580
Total retail loan originations	$6.1	100	687	$2.7	100	700
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; payment-to-income ratio; and debt-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.
The following table presents the percentage of total retail loan originations and purchases, in dollars, by the loan term in months.

	Three months ended March 31,
	2024	2023
0–71	14%	15%
72–75	64	65
76 +	22	20
Total retail loan originations	100%	100%
Retail loan originations with a term of 76 months or more represented 22% of total retail loan originations for the three months ended March 31, 2024, compared to 20% for the three months ended March 31, 2023. Substantially all the loans originated with a term of 76 months or more during both the three months ended March 31, 2024, and 2023, were considered to be prime and in credit tiers S, A, or B. Our underwriting processes are designed to consider various deal structure variables—such as payment-to-income, LTV, debt-to-income, and FICO® score—that compensate for longer loan terms and mitigate underwriting risk.
During the three months ended March 31, 2024, approximately 80% of our used retail loan originations were for vehicles with a model year of 2018 or newer. According to the Bureau of Transportation Statistics, the average age of light vehicles in operation in the United States during 2023 was approximately 13 years. Substantially all used retail loan originations with a term of 76 months or more during the three months ended March 31, 2024, were for vehicles with a model year of 2018 or newer.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total outstanding retail loans by origination year.

March 31,	2024	2023
Pre-2020	5%	12%
2020	7	12
2021	16	25
2022	27	41
2023	34	10
2024	11	—
Total retail	100%	100%
The following tables present the total retail loan and operating lease origination and purchase dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2024	2023	2024	2023
Used retail	$6,584	$6,085	67	64
New retail	2,439	2,669	25	28
Lease	733	767	8	8
Total consumer automotive financing originations (a)	$9,756	$9,521	100	100
(a)Includes CSG originations of $1.1 billion and $1.3 billion for the three months ended March 31, 2024, and 2023, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2024	2023	2024	2023
GM dealers	$2,212	$2,121	23	22
Stellantis dealers	1,625	2,058	17	22
Other dealers and automotive retailers
OEM-franchised dealers (a)	3,536	3,234	36	34
Non-OEM-franchised dealers and automotive retailers	2,383	2,108	24	22
Total other dealers and automotive retailers	5,919	5,342	60	56
Total consumer automotive financing originations	$9,756	$9,521	100	100
(a)Includes automotive manufacturers with a direct-to-consumer model.
Total consumer automotive loan and operating lease originations increased $235 million for the three months ended March 31, 2024, compared to the same period in 2023. The increase was primarily driven by our dynamic underwriting strategies, including strategic pricing actions to optimize our risk appetite and returns. The decrease in originations sourced from Stellantis dealers was more than offset by increased originations with other dealers and automotive retailers during the three months ended March 31, 2024.
We have included origination metrics by loan term and FICO® Score within this MD&A. In addition, we employ our own risk evaluation, including proprietary risk models, in evaluating credit risk, as described in the section titled Automotive Financing Volume—Acquisition and Underwriting within the MD&A in our 2023 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of retail loan and operating lease originations and purchases, in dollars, by FICO® Score and product type. We define prime consumer automotive loans primarily as those loans with a FICO® Score at origination of 620 or greater.

	Used retail		New retail		Lease
Three months ended March 31,	2024	2023	2024	2023	2024	2023
760 +	23%	16%	21%	15%	53%	48%
720–759	14	13	13	12	16	17
660–719	30	30	29	30	20	21
620–659	18	23	17	21	7	9
540–619	9	11	3	4	2	2
< 540	2	2	—	—	—	—
Unscored (a)	4	5	17	18	2	3
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 9% of total consumer loan and operating lease originations for the three months ended March 31, 2024, compared to 10% for the three months ended March 31, 2023. Consumer loans and operating leases with FICO® Scores of less than 540 represented 2% of total originations for the three months ended March 31, 2024, as compared to 1% of total originations for the same period in 2023. Nonprime applications are subject to more stringent underwriting criteria (for example, minimum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was $8.5 billion and $8.7 billion at March 31, 2024, and December 31, 2023, respectively, or approximately 10.2% and 10.3% of our total consumer automotive loans at March 31, 2024, and December 31, 2023. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
During the first quarter of 2024, we amended our relationship with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we maintained our committed facility at a maximum of $4.0 billion to support our continued efforts to optimize risk-adjusted returns. This commitment is effective for 364 days. As part of the agreement, we continue to purchase finance receivables on a periodic basis within prescribed eligibility requirements and risk appetite, consistent with purchase practices in prior years. All the finance receivables purchased through this channel are used vehicles, and are included in non-OEM-franchised dealers and automotive retailers in our consumer origination metrics. While different vintages exhibit varying performance, collectively to date, finance receivables purchased from Carvana have exhibited consistent delinquency and loss performance compared to loans with similar credit characteristics acquired through our indirect dealer channel. Consumer finance receivables and loans sourced from Carvana represented 8.6% and 8.2% of our total consumer automotive finance receivables and loans as of March 31, 2024 and December 31, 2023, respectively. Loan purchases from Carvana were 9% and 7% of our total consumer automotive financing originations during the three months ended March 31, 2024, and 2023, respectively.
For discussion of manufacturer marketing incentives, refer to the section titled Automotive Financing Volume—Manufacturer Marketing Incentives within the MD&A in our 2023 Annual Report on Form 10-K.
Commercial Wholesale Financing Volume
The following table presents the percentage of average balance of our commercial wholesale floorplan finance receivables, in dollars, by product type and by channel.

	Average balance
Three months ended March 31, ($ in millions)	2024	2023
Stellantis new vehicles	43%	38%
GM new vehicles	21	22
Used vehicles	18	27
Other new vehicles	18	13
Total	100%	100%
Total commercial wholesale finance receivables	$16,833	$12,893
Average commercial wholesale financing receivables outstanding increased $3.9 billion during the three months ended March 31, 2024, as compared to the same period in 2023. The increase for the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to increased industry-wide new vehicle inventory levels, partially offset by reduced used vehicle inventory levels.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Carvana's commercial line of credit totals $1.5 billion, with a scheduled maturity in the third quarter of 2025. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. This includes the line of credit being fully collateralized to mitigate counterparty credit risk in the event of a default. At March 31, 2024, Carvana’s gross wholesale floorplan assets outstanding balance was $104 million.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans increased $583 million for the three months ended March 31, 2024, compared to the same period in 2023, to an average of $6.3 billion for the three months ended March 31, 2024.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2024	2023	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$345	$306	13
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	29	26	12
Other gain on investments, net (b)	35	72	(51)
Other income	4	3	33
Total insurance premiums and other income	413	407	1
Expense
Insurance losses and loss adjustment expenses	112	88	(27)
Acquisition and underwriting expense
Compensation and benefits expense	28	28	—
Insurance commissions expense	161	157	(3)
Other expenses	42	42	—
Total acquisition and underwriting expense	231	227	(2)
Total expense	343	315	(9)
Income from continuing operations before income tax expense	$70	$92	(24)
Total assets	$9,100	$8,867	3
Insurance premiums and service revenue written	$354	$307	15
Combined ratio (c)	98.6%	102.0%
(a)Includes interest expense of $10 million and $8 million for the three months ended March 31, 2024, and 2023, respectively.
(b)Includes net unrealized gains on equity securities of $17 million and $65 million for the three months ended March 31, 2024, and 2023, respectively.
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
Our Insurance operations earned income from continuing operations before income tax expense of $70 million for the three months ended March 31, 2024, compared to $92 million for the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024, was primarily driven by a lower net gain on investments, an increase in insurance losses and loss adjustment expenses, and an increase in acquisition and underwriting expense, which were partially offset by an increase in insurance premiums and service revenue earned.
Insurance premiums and service revenue earned was $345 million for the three months ended March 31, 2024, compared to $306 million for the same period in 2023. The increase for the three months ended March 31, 2024, was primarily driven by growth of our P&C vehicle inventory insurance program due to higher dealer inventory levels and the addition of a new relationship with Nissan. Additionally, we expect continued growth in our P&C exposure as we recently added a new relationship with Toyota to our vehicle inventory insurance program during the second quarter of 2024. The increase was also driven by higher other premium and service revenue written from non-automotive assumed reinsurance business.
Other gain on investments, net was $35 million for the three months ended March 31, 2024, compared to $72 million for the same period in 2023. The decrease for the three months ended March 31, 2024, was primarily attributable to lower unrealized gains which were $17 million during the three months ended March 31, 2024, compared to $65 million during the same period in 2023 as a result of broader stock market performance. This was partially offset by realized capital gains of $18 million during the three months ended March 31, 2024, compared to $7 million for the same period in 2023.
Insurance losses and loss adjustment expenses totaled $112 million for the three months ended March 31, 2024, compared to $88 million for the same period in 2023. Loss and loss adjustment expenses for the three months ended March 31, 2024, increased primarily due to growth in our P&C business, higher GAP losses driven by increased loss frequency and severity following vehicle value normalization, and growth in non-automotive assumed reinsurance business. During the three months ended March 31, 2024, weather-related loss and loss adjustment expenses from our vehicle inventory insurance program was $17 million, compared to $14 million during the same period in 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
We utilized our excess of loss reinsurance and ceded weather-related losses on our vehicle inventory insurance program for the first quarter of 2024 as losses exceeded the retention limit, helping to mitigate the impact of weather losses for the quarter. In April 2024, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related losses under which retention limits vary for each quarter.
Acquisition and underwriting expense totaled $231 million for the three months ended March 31, 2024, compared to $227 million for the same period in 2023. The increase was driven by higher commission expense as a result of increased volume growth in our business.
Our combined ratio was 98.6% for the three months ended March 31, 2024, compared to 102.0% for the same period in 2023. The decrease was primarily driven by a lower loss ratio in our vehicle inventory insurance business as premium growth outpaced claims and our acquisition and underwriting expenses remained contained to a 2% increase during the three months ended March 31, 2024, as compared to the same period in 2023. This was partially offset by higher GAP losses that outpaced premium growth driven by higher loss frequency and severity.
Premium and Service Revenue Written
The following table summarizes premium and service revenue written by product, net of premiums ceded to reinsurers, and premiums and service revenue assumed from third-parties. VSC and GAP revenue are earned over the life of the service contract on a basis proportionate to the anticipated loss pattern. Refer to Note 3 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for further discussion of this revenue stream.

	Three months ended March 31,
($ in millions)	2024	2023
Finance and insurance products
Vehicle service contracts	$178	$170
Guaranteed asset protection and other finance and insurance products (a)	61	56
Total finance and insurance products	239	226
Property and casualty insurance (b)	97	75
Other premium and service revenue written (c)	18	6
Total	$354	$307
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
Insurance premiums and service revenue written was $354 million for the three months ended March 31, 2024, compared to $307 million for the same period in 2023. The increase was primarily due to higher written premiums from our P&C business from rising dealer inventory levels and growth in vehicle inventory insurance program relationships, increasing our market share. Additionally, the increase was driven by higher written premium for F&I driven by higher volume in Canada and growth in other premium and service revenue written from non-automotive assumed reinsurance business.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents
Noninterest-bearing cash	$107	$74
Interest-bearing cash	490	418
Total cash and cash equivalents	597	492
Equity securities	773	788
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	485	494
U.S. States and political subdivisions	379	390
Foreign government	182	183
Agency mortgage-backed residential	920	961
Mortgage-backed residential	219	225
Corporate debt	1,730	1,800
Total available-for-sale securities (amortized cost of $4,392 and $4,484)	3,915	4,053
Total cash, cash equivalents, and securities	$5,285	$5,333
In addition to these cash and investment securities, the Insurance segment has interest-bearing intercompany arrangements with Corporate and Other, callable on demand. The intercompany loan balance due to Insurance was $719 million and $619 million at March 31, 2024, and December 31, 2023, respectively, and related interest income of $3 million and $2 million was recognized for the three months ended March 31, 2024, and 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended March 31,
($ in millions)	2024	2023	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$146	$153	(5)
Interest expense	94	99	5
Net financing revenue and other interest income	52	54	(4)
Gain on mortgage loans, net	6	4	50
Total net revenue	58	58	—
Provision for credit losses	—	(1)	(100)
Noninterest expense
Compensation and benefits expense	5	6	17
Other operating expenses	28	32	13
Total noninterest expense	33	38	13
Income from continuing operations before income tax expense	$25	21	19
Total assets	$18,303	$19,290	(5)
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $25 million for the three months ended March 31, 2024, compared to $21 million for the three months ended March 31, 2023. The increase for the three months ended March 31, 2024, was primarily driven by lower noninterest expense and an increase in gain on mortgage loans, net, partially offset by lower net financing revenue and other interest income.
Net financing revenue and other interest income was $52 million for the three months ended March 31, 2024, compared to $54 million for the three months ended March 31, 2023. The decrease in net financing revenue and other interest income for the three months ended March 31, 2024, was primarily driven by a decrease in outstanding loan balances. Premium amortization was $1 million for both the three months ended March 31, 2024, and 2023. During the three months ended March 31, 2024, we purchased $4 million of mortgage loans that were originated by third parties, compared to $2 million during the three months ended March 31, 2023. We originated $35 million of mortgage loans held-for-investment during the three months ended March 31, 2024, compared to $20 million during the three months ended March 31, 2023.
Gain on sale of mortgage loans, net, was $6 million for the three months ended March 31, 2024, compared to $4 million for the three months ended March 31, 2023. The increase for the three months ended March 31, 2024, was attributable to higher volume of direct-to-consumer mortgage originations and the subsequent sale of these loans to BMC. We originated $198 million of loans held-for-sale during the three months ended March 31, 2024, compared to $177 million during the three months ended March 31, 2023.
Total noninterest expense was $33 million for the three months ended March 31, 2024, compared to $38 million for the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024, was primarily driven by lower operating expenses due to the benefits of the variable cost direct-to-consumer partnership model.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the total UPB of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended March 31, 2024
740 +	$37	95
700–719	2	5
Total consumer mortgage financing volume	$39	100
Three months ended March 31, 2023
740 +	$21	95
720–739	1	5
Total consumer mortgage financing volume	$22	100
During the three months ended March 31, 2024, we purchased and originated more consumer mortgage held-for-investment loans, as compared to the same period in 2023.
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium (discount) ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
March 31, 2024
Adjustable-rate	$421	2	3.86%	$1	51.62%	771
Fixed-rate	17,812	98	3.19	(7)	50.68	781
Total	$18,233	100	3.21	$(6)	50.70	781
December 31, 2023
Adjustable-rate	$419	2	3.77%	$1	52.95%	775
Fixed-rate	18,028	98	3.19	(6)	52.22	782
Total	$18,447	100	3.20	$(5)	52.24	782
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

	Three months ended March 31,
($ in millions)	2024	2023	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$264	$226	17
Interest on loans held-for-sale	5	8	(38)
Interest expense	158	131	(21)
Net financing revenue and other interest income	111	103	8
Total other revenue	23	29	(21)
Total net revenue	134	132	2
Provision for credit losses	(1)	15	107
Noninterest expense
Compensation and benefits expense	27	28	4
Other operating expenses	18	17	(6)
Total noninterest expense	45	45	—
Income from continuing operations before income tax expense	$90	$72	25
Total assets	$10,410	$10,226	2
Our Corporate Finance operations earned income from continuing operations before income tax expense of $90 million for the three months ended March 31, 2024, compared to $72 million for the three months ended March 31, 2023. The increase for the three months ended March 31, 2024, was primarily due to higher net financing revenue and other interest income and lower provision expense, partially offset by lower total other revenue, as compared to the three months ended March 31, 2023.
Net financing revenue and other interest income was $111 million for the three months ended March 31, 2024, compared to $103 million for the three months ended March 31, 2023. The increase for the three months ended March 31, 2024, was primarily due to higher average assets, as well as higher interest income resulting from higher rates as all loans in the portfolio are variable rate. This was partially offset by an increase in interest expense as benchmark interest rates continued to rise throughout 2023.
Other revenue decreased $6 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily due to lower syndication income for the three months ended March 31, 2024, as compared to the same period in 2023.
The provision for credit losses decreased $16 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease was primarily driven by lower specific reserve activity during the three months ended March 31, 2024. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Credit Portfolio
The following table presents loans held-for-sale, the amortized cost of finance receivables and loans outstanding, unfunded lending commitments, and total serviced loans of our Corporate Finance operations. As of March 31, 2024, 65% of our loans and 61% of our lending commitments were asset based, with 99.9% in a first-lien position. Additionally, total criticized exposures were 12.7% and 10.6% of total Corporate Finance finance receivables and loans at March 31, 2024, and December 31, 2023, respectively.

($ in millions)	March 31, 2024	December 31, 2023
Loans held-for-sale, net	$213	$253
Finance receivables and loans (a)	$10,144	$10,905
Unfunded lending commitments (b)	$8,607	$8,256
Total serviced loans	$14,534	$15,367
(a)Includes $8.7 billion and $9.6 billion of commercial and industrial loans at March 31, 2024, and December 31, 2023, respectively, and $1.4 billion and $1.3 billion of commercial real estate loans at March 31, 2024, and December 31, 2023. Our commercial real estate loans are currently focused on lending to skilled nursing facilities, senior housing, and medical office buildings. There are no exposures related to commercial office buildings.
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

	March 31, 2024	December 31, 2023
Industry
Financial services	45.3%	46.6%
Services	14.1	14.1
Health services	13.4	12.8
Machinery, equipment, and electronics	7.3	7.0
Chemicals and metals	6.6	6.7
Automotive and transportation	5.8	6.4
Other manufactured products	2.0	1.0
Wholesale	1.6	1.9
Retail trade	1.4	1.3
Construction	1.4	1.3
Other	1.1	0.9
Total finance receivables and loans	100.0%	100.0%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Corporate and Other
The following table summarizes the activities of Corporate and Other, which primarily consist of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock as well as other strategic investments through Ally Ventures, the management of our legacy mortgage portfolio, which primarily consists of loans originated prior to January 1, 2009, the activity related to Ally Invest, Ally Lending, Ally Credit Card, CRA loans and investments, and reclassifications and eliminations between the reportable operating segments. Additionally, Corporate and Other includes costs that are not allocated to our reportable operating segments as part of our COH methodology, which involves management judgment. Refer to Note 23 to the Condensed Consolidated Financial Statements for more information.

	Three months ended March 31,
($ in millions)	2024	2023	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$195	$319	(39)
Interest on loans held-for-sale	30	4	n/m
Interest and dividends on investment securities and other earning assets (b)	235	209	12
Interest on cash and cash equivalents	92	53	74
Total financing revenue and other interest income	552	585	(6)
Interest expense
Original issue discount amortization (c)	17	15	(13)
Other interest expense (d)	585	473	(24)
Total interest expense	602	488	(23)
Net financing revenue and other interest income	(50)	97	(152)
Other revenue
Other (loss) gain on investments, net	(6)	3	n/m
Other income, net of losses	26	4	n/m
Total other revenue	20	7	186
Total net revenue	(30)	104	(129)
Provision for credit losses	60	81	26
Total noninterest expense (e)	246	262	6
Loss from continuing operations before income tax expense	$(336)	$(239)	(41)
Total assets	$40,451	$45,822	(12)
n/m = not meaningful
(a)Includes impacts associated with hedging activities within our automotive loan portfolio, consumer other lending activity, and financing revenue from our legacy mortgage portfolio.
(b)Includes impacts associated with hedging activities of our available-for-sale securities.
(c)Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive (Loss) Income.
(d)Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.
(e)Includes reductions of $346 million and $334 million for the three months ended March 31, 2024, and 2023, respectively, related to the allocation of COH expenses to other segments. The receiving segments record their allocation of COH expense within other operating expense.
The following table presents the scheduled remaining amortization of the original issue discount at March 31, 2024.

Year ended December 31, ($ in millions)	2024	2025	2026	2027	2028	2029 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$762	$688	$606	$512	$405	$—
Total amortization (b)	52	74	82	94	107	405	$814
(a)The maximum annual scheduled amortization for any individual year is $143 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive (Loss) Income.
Corporate and Other incurred a loss from continuing operations before income tax expense of $336 million for the three months ended March 31, 2024, compared to $239 million for the three months ended March 31, 2023. The increase in loss for the three months ended March 31, 2024, was primarily driven by an increase in interest expense due to a higher interest rate environment.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Total financing revenue and other interest income was $552 million for the three months ended March 31, 2024, compared to $585 million for the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024, was primarily driven by lower income from our hedging activities as compared to the same period in 2023, and the sale of Ally Lending. The decrease was partially offset by higher interest income on our investment securities portfolio and cash and cash equivalents as a result of the higher interest rate environment, as well as growth within Ally Credit Card.
Total interest expense increased $114 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Interest expense in our Corporate and Other segment includes our external borrowing costs less the amount charged to our operating segments, which is based on our FTP methodology. The increase in interest expense for the three months ended March 31, 2024, was primarily driven by higher deposit costs, reflecting a higher overall interest rate environment.
Total other revenue increased $13 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase was primarily driven by net downward adjustments related to equity investments without a readily determinable fair value during the three months ended March 31, 2023, that did not reoccur during the same period in 2024, as well as lower losses related to certain equity-method investments during the three months ended March 31, 2024. The increase was partially offset by the sale of Ally Lending, which was closed on March 1, 2024.
The provision for credit losses decreased $21 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. For the three months ended March 31, 2024, the decrease in provision for credit losses was primarily driven by the sale of Ally Lending and lower portfolio loan growth as compared to the same period in 2023 for Ally Credit Card, partially offset by higher net charge-offs within Ally Credit Card. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense decreased $16 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was primarily driven by lower compensation and benefits expense.
Total assets were $40.5 billion as of March 31, 2024, compared to $45.8 billion as of March 31, 2023. This decrease was primarily driven by the sale of Ally Lending and by a decrease in our cash and cash equivalents balance within our investment portfolios. Additionally, as of March 31, 2024, the amortized cost of the legacy mortgage portfolio was $214 million, compared to $272 million at March 31, 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents
Noninterest-bearing cash	$482	$564
Interest-bearing cash	7,074	5,889
Total cash and cash equivalents	7,556	6,453
Equity securities	10	16
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,572	1,581
U.S. States and political subdivisions	264	268
Agency mortgage-backed residential	13,832	14,423
Agency mortgage-backed commercial	3,800	3,758
Asset-backed	301	332
Total available-for-sale securities (amortized cost of $23,722 and $23,932)	19,769	20,362
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	790	826
Mortgage-backed residential	3,715	3,824
Asset-backed retained notes	128	79
Total held-to-maturity securities (amortized cost of $4,655 and $4,680)	4,633	4,729
Total cash, cash equivalents, and securities	$31,968	$31,560
Other Investments
The following table summarizes other investments at carrying value for Corporate and Other. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for further information on these investments.

($ in millions)	March 31, 2024	December 31, 2023
Other assets
Proportional amortization investments (a)	$1,877	$1,866
Nonmarketable equity investments	687	828
Equity-method investments (a) (b)	582	602
Total other investments	$3,146	$3,296
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments as of March 31, 2024. Prior to the adoption of ASU 2023-02 on January 1, 2024, NMTC and HTC investments were included in equity-method investments. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information.
(b)Primarily comprises 58 and 62 investments made in connection with our CRA program at March 31, 2024, and December 31, 2023, respectively. The carrying value of these investments was $575 million and $595 million at March 31, 2024, and December 31, 2023, respectively.
Nonmarketable equity investments and equity-method investments include strategic investments made through Ally Ventures. Ally Ventures identifies, invests in, and builds relationships with key startups. At both March 31, 2024, and December 31, 2023, the carrying value of investments made through Ally Ventures was $49 million, comprising 18 investments. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information.

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

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Trading days (a)	61.0	62.5	62.5	62.0	62.0
Average customer trades per day, (in thousands)	30.0	23.4	24.9	26.2	29.1
Funded accounts (b) (in thousands)	526	523	524	521	523
Total net customer assets (b) ($ in millions)	$16,020	$15,164	$13,981	$14,945	$14,060
Total customer cash balances (b) ($ in millions)	$1,395	$1,454	$1,363	$1,578	$1,622
(a)Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across the brokerage, robo and advisory portfolios.
During the three months ended March 31, 2024, total funded accounts increased 1% from both the prior quarter and the first quarter of 2023. Average customer trades per day increased 28% from the prior quarter and increased 3% from the first quarter of 2023, driven by continued higher customer engagement. Additionally, net customer assets increased 6% from the prior quarter and increased 14% from the first quarter of 2023, as a result of changes in equity market valuations and total accounts.
Ally Lending
The sale of Ally Lending was closed on March 1, 2024. For further information, refer to Note 2 to the Condensed Consolidated Financial Statements.
Ally Credit Card
Ally Credit Card is our scalable, digital-first credit card platform that features leading-edge technology, and proprietary, analytics-based underwriting and portfolio-management models. The following table presents total active cardholders and finance receivables and loans.

	March 31, 2024	December 31, 2023
Total active cardholders (in thousands)	1,222	1,222
Finance receivables and loans ($ in millions)	$1,962	$1,990

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
Our risk-management framework is overseen by the RC. The RC sets the risk appetite across our company while risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. Our primary types of risks include credit risk, insurance/underwriting risk, liquidity risk, market risk, business/strategic risk, reputation risk, operational risk, model risk, information technology/cybersecurity risk, compliance risk, and conduct risk. For more information on our risk management process, refer to the Risk Management MD&A section of our 2023 Annual Report on Form 10-K.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities based on our reportable operating segments.

($ in millions)	March 31, 2024	December 31, 2023
Finance receivables and loans
Automotive Finance (a)	$107,171	$107,655
Mortgage Finance	18,227	18,442
Corporate Finance	10,144	10,905
Corporate and Other (b)	2,418	2,437
Total finance receivables and loans	137,960	139,439
Loans held-for-sale
Automotive Finance	5	13
Mortgage Finance (c)	27	25
Corporate Finance	213	253
Corporate and Other (d)	113	2,049
Total loans held-for-sale	358	2,340
Total on-balance-sheet loans	138,318	141,779
Off-balance-sheet securitized loans
Automotive Finance	2,444	1,558
Whole-loan sales
Automotive Finance	1,065	956
Corporate and Other	111	125
Total off-balance-sheet loans (e)	3,620	2,639
Operating lease assets
Automotive Finance	8,731	9,171
Total operating lease assets	8,731	9,171
Total loan and operating lease exposure	$150,669	$153,589
(a)Includes a liability of $181 million and $93 million associated with fair value hedging adjustments at March 31, 2024, and December 31, 2023, respectively. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.
(b)Includes $214 million and $225 million of consumer mortgage loans in our legacy mortgage portfolio at March 31, 2024, and December 31, 2023, respectively.
(c)Represents the current balance of conforming mortgages originated directly to the held-for-sale portfolio.
(d)Includes $1.9 billion of assets of operations held-for-sale as of December 31, 2023. We closed the sale of Ally Lending, during the three months ended March 31, 2024. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
(e)Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.
The risks inherent in our loan and operating lease exposures are largely driven by changes in the overall economy (including GDP trends and inflationary pressures), used vehicle and housing prices, unemployment levels, real personal income, household savings, and their impact on our borrowers. The potential financial statement impact of these exposures varies depending on the accounting classification and future expected disposition strategy. We retain most of our consumer automotive and credit card loans as they complement our core business model, but we do sell loans from time to time on an opportunistic basis. We ultimately manage the associated risks based on the underlying economics of the exposure. Our operating lease residual risk may be more volatile than credit risk in stressed macroeconomic scenarios. While all operating leases are exposed to potential reductions in used vehicle values, only those where we take possession of the vehicle are affected by potential reductions in used vehicle values.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. The unemployment rate remained low at 3.8% as of March 31, 2024. Sales of new light vehicles were higher than the first quarter of 2023, but slowed sequentially to an average annual rate of 15.4 million during the first quarter of 2024. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million in 2019, driving elevated used vehicle values. Additionally, used vehicle values may also be impacted by availability, the price of new vehicles, or changes in customer preferences. However, macroeconomic risks remain elevated.
Consumer Credit Portfolio
During the three months ended March 31, 2024, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, high-quality jumbo and LMI mortgage loans that are obtained through bulk loan purchases and direct-to-consumer mortgage originations, as well as revolving, unsecured loans through Ally Credit Card. The carrying value of our nonprime held-for-investment consumer automotive loans before allowance for loan losses represented approximately 10.2% and 10.3% of our total consumer automotive loans at March 31, 2024, and December 31, 2023, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
($ in millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Consumer automotive (b) (c)	$83,406	$84,320	$1,010	$1,129	$—	$—
Consumer mortgage
Mortgage Finance	18,227	18,442	33	41	—	—
Mortgage — Legacy	214	225	12	13	—	—
Total consumer mortgage	18,441	18,667	45	54	—	—
Consumer other
Credit Card	1,962	1,990	94	92	—	—
Total consumer other	1,962	1,990	94	92	—	—
Total consumer finance receivables and loans	$103,809	$104,977	$1,149	$1,275	$—	$—
(a)Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for additional information on our accounting policy for finance receivables and loans on nonaccrual status.
(b)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.
(c)Includes outstanding CSG loans of $10.0 billion and $10.2 billion at March 31, 2024, and December 31, 2023, respectively, and RV loans of $434 million and $459 million at March 31, 2024, and December 31, 2023.
Total consumer finance receivables and loans decreased $1.2 billion at March 31, 2024, compared with December 31, 2023. The decrease consists of a $914 million decrease in consumer automotive finance receivables and loans, primarily due to the deconsolidation of a securitization. Additionally, our consumer mortgage finance receivables and loans decreased $226 million due to portfolio runoff outpacing originations and purchases.
Total consumer nonperforming finance receivables and loans at March 31, 2024, decreased $126 million to $1.1 billion from December 31, 2023. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans was 1.1% and 1.2% at March 31, 2024, and December 31, 2023, respectively.
Consumer automotive loans accruing and past due 30 days or more decreased $491 million to $3.2 billion at March 31, 2024, compared with December 31, 2023. During the three months ended March 31, 2024, we observed a decline in delinquency trends within our consumer automotive loan portfolio, as we continue to make adjustments to our underwriting strategies.
The following tables include consumer net charge-offs and write-downs from transfers to loans held-for-sale from finance receivables and loans at amortized cost and related ratios.

Three months ended March 31, 2024 ($ in millions)	Net charge-offs (recoveries)	Write-downs from transfers to held-for-sale (a)	Total	Net charge-off ratios (b)	Combined ratios (c)
Consumer automotive	$477	$5	$482	2.3%	2.3%
Consumer other
Credit Card	62	—	62	12.5	12.5
Total consumer other	62	—	62	12.5	12.5
Total consumer finance receivables and loans	$539	$5	$544	2.1	2.1
(a)Consumer automotive includes a $5 million reduction of allowance from the completion of a retail securitization transaction during the three months ended March 31, 2024, resulting in the deconsolidation of the assets and liabilities from our Condensed Consolidated Balance Sheet. Refer to Note 10 to the Condensed Consolidated Financial Statements for further information.
(b)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
(c)Net charge-off and write-downs from transfers to held-for-sale ratios are calculated as net charge-offs and write-downs from transfers to held-for-sale divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2023 ($ in millions)	Net charge-offs (recoveries)	Write-downs from transfers to held-for-sale	Total	Net charge-off ratios (a)	Combined Ratios (b)
Consumer automotive	$351	$—	$351	1.7%	1.7%
Consumer mortgage
Mortgage — Legacy	(1)	—	(1)	(1.6)	(1.6)
Total consumer mortgage	(1)	—	(1)	—	—
Consumer other			—
Personal Lending	30	—	30	5.8	5.8
Credit Card	29	—	29	7.2	7.2
Total consumer other	59	—	59	6.4	6.4
Total consumer finance receivables and loans	$409	$—	$409	1.5	1.5
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
Our net charge-offs from total consumer finance receivables and loans were $539 million for the three months ended March 31, 2024, compared to net charge-offs of $409 million for the three months ended March 31, 2023. Net charge-offs for our consumer automotive portfolio increased by $126 million for the three months ended March 31, 2024, compared to the same period in 2023, as delinquencies have increased amid deterioration in macroeconomic conditions, driven by persistent inflation. While delinquencies within our consumer automotive loan portfolio increased for the three months ended March 31, 2024, as compared to the same period in 2023, we observed a moderation in the pace of change for delinquencies since March 31, 2023, as we continue to make adjustments to our underwriting strategies.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

	Three months ended March 31,
($ in millions)	2024	2023
Consumer automotive (a)	$9,188	$9,014
Consumer mortgage (b)	233	197
Consumer other (c) (d)	—	440
Total consumer loan originations	$9,421	$9,651
(a)Includes loans purchased under forward flow agreements with automotive retailers, as well as $165 million of loans originated as held-for-sale for the three months ended March 31, 2024, and $260 million for the three months ended March 31, 2023.
(b)Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $198 million of loans originated as held-for-sale for the three months ended March 31, 2024, and $177 million for the three months ended March 31, 2023.
(c)Includes originations related to our Personal Lending portfolio during the three months ended March 31, 2023. During the three months ended March 31, 2024, we closed the sale of Ally Lending. We excluded originations related to our Personal Lending portfolio during the three months ended March 31, 2024. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
(d)Excludes credit card loans, which are revolving in nature.
Total consumer loan originations decreased $230 million for the three months ended March 31, 2024, as compared to the same period in 2023. The decrease was primarily due to the absence of loan originations within the consumer other portfolio, as we closed the sale of Ally Lending during the three months ended March 31, 2024. The decrease was partially offset by a $174 million increase in consumer automotive originations, primarily driven by our dynamic underwriting strategies, including strategic pricing actions to optimize our risk appetite and returns.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table shows the percentage of consumer finance receivables and loans by state concentration based on amortized cost.

	March 31, 2024 (a)			December 31, 2023
	Consumer automotive	Consumer mortgage	Consumer other (b)	Consumer automotive	Consumer mortgage	Consumer other (b)
California	8.6%	39.3%	9.4%	8.5%	39.2%	9.4%
Texas	13.6	7.3	7.6	13.7	7.3	7.6
Florida	9.5	6.4	9.0	9.5	6.5	9.0
Pennsylvania	4.5	2.1	4.2	4.5	2.1	4.2
North Carolina	4.4	1.9	2.9	4.3	1.9	2.9
Georgia	4.1	2.9	3.7	4.1	2.9	3.7
New York	3.7	1.9	5.4	3.7	1.9	5.4
Illinois	3.3	2.8	4.6	3.3	2.8	4.6
New Jersey	3.2	2.4	3.6	3.2	2.4	3.7
Ohio	3.4	0.4	4.5	3.4	0.4	4.5
Other United States	41.7	32.6	45.1	41.8	32.6	45.0
Total consumer loans	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at March 31, 2024.
(b)Excludes Personal Lending finance receivables and loans, which were transferred to loans held-for-sale, and were included in assets of operations held-for-sale on our Condensed Consolidated Balance Sheet at December 31, 2023. We closed the sale of Ally Lending during the three months ended March 31, 2024. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.4% of our total outstanding consumer finance receivables and loans at both March 31, 2024, and December 31, 2023. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
Repossessed and Foreclosed Assets
We classify a repossessed or foreclosed asset as held-for-sale, which is included in other assets on our Condensed Consolidated Balance Sheet, when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
Repossessed automotive loan assets in our Automotive Finance operations were $216 million and $235 million at March 31, 2024, and December 31, 2023, respectively, and foreclosed mortgage assets were $1 million at December 31, 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Commercial Credit Portfolio
For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
($ in millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Commercial
Commercial and industrial
Automotive	$19,163	$18,700	$5	$18	$—	$—
Other (b)	8,911	9,712	97	98	—	—
Commercial real estate	6,077	6,050	1	3	—	—
Total commercial finance receivables and loans	$34,151	$34,462	$103	$119	$—	$—
(a)Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for additional information on our accounting policy for finance receivables and loans on nonaccrual status.
(b)Other commercial and industrial primarily includes senior secured commercial lending largely associated with our Corporate Finance operations.
Total commercial finance receivables and loans outstanding decreased $311 million from December 31, 2023, to $34.2 billion at March 31, 2024. Results were primarily driven by a $760 million decrease in our Corporate Finance segment. This was partially offset by a $431 million increase in our Automotive Finance segment, primarily within the commercial and industrial receivables class.
Total commercial nonperforming finance receivables and loans were $103 million at March 31, 2024, reflecting a decrease of $16 million compared to December 31, 2023. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans was 0.3% at both March 31, 2024, and December 31, 2023.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2024	2023	2024	2023
Commercial
Commercial and industrial
Automotive	$1	$—	—%	—%
Other	(1)	—	—	—
Total commercial finance receivables and loans	$—	$—	—	—
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans was $6.1 billion at both March 31, 2024, and December 31, 2023, which represented 4.4% and 4.3% of total outstanding finance receivables and loans at March 31, 2024, and December 31, 2023, respectively. There was $4.6 billion of commercial real estate loans included in the Automotive Finance segment at both March 31, 2024, and December 31, 2023, and $1.4 billion and $1.3 billion of commercial real estate loans included in the Corporate Finance segment at March 31, 2024, and December 31, 2023, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

	March 31, 2024	December 31, 2023
Florida	17.5%	17.6%
Texas	13.4	13.6
California	7.9	7.9
Ohio	5.9	5.9
North Carolina	5.1	5.0
New York	4.8	4.5
Michigan	4.2	5.4
Tennessee	3.7	3.7
Georgia	3.1	3.0
Missouri	2.9	2.8
Other United States	31.5	30.6
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $148 million from December 31, 2023, to $2.3 billion at March 31, 2024. The increase in total criticized exposures was primarily driven by an increase in Substandard and Special Mention loans within the commercial and industrial portfolio class of our Corporate Finance operations. Total criticized exposures were 6.7% and 6.2% of total commercial finance receivables and loans at March 31, 2024, and December 31, 2023, respectively, representing strong overall credit performance.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

	March 31, 2024	December 31, 2023
Industry
Automotive	51.5%	54.0%
Services	17.7	12.8
Electronics	12.6	13.4
Other	18.2	19.8
Total commercial criticized finance receivables and loans	100.0%	100.0%
Allowance for Loan Losses
Our quantitatively determined allowance under CECL is impacted by certain forecasted economic factors as further described in Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K. For example, our consumer automotive allowance for loan losses is most sensitive to state-level unemployment rates. Our process for determining the allowance for loan losses considers a borrower’s willingness and ability to pay and considers other factors, including loan modification programs. In addition to our quantitative allowance for loan losses, we also incorporate qualitative adjustments that may relate to idiosyncratic risks, weather-related events, changes in current economic conditions that may not be reflected in quantitatively derived results, and other macroeconomic uncertainty. We also monitor model performance, using model error and related assessments, and we may incorporate qualitative reserves to adjust our quantitatively determined allowance if we observe deterioration in model performance. Additionally, we perform a sensitivity analysis of our allowance utilizing varying macroeconomic scenarios, as described further within Critical Accounting Estimates — Allowance for Credit Losses within the MD&A in our 2023 Annual Report on Form 10-K.
Through March 31, 2024, forecasted economic variables incorporated into our quantitative allowance processes were updated to include the current macroeconomic environment and our future expectations reflecting slow GDP growth in the near term. This included (but was not limited to) the following: the unemployment rate rising to approximately 4.1% in the fourth quarter of 2024, before reverting to the historical mean of approximately 5.9% by the first quarter of 2027, GDP growth slowing as measured on a quarter-over-quarter seasonally adjusted annualized rate basis through the second quarter of 2024, before reverting to the historical mean of approximately 2.0% by the first quarter of

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
2027, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis of approximately 16 million units through the fourth quarter of 2024, before reverting to the historical mean of 15 million units by the first quarter of 2027. Additionally, we maintain a qualitative allowance framework to account for ongoing uncertainty and volatility in the macroeconomic environment (including the impact of inflationary pressures) that could adversely impact frequency of loss and LGD. Our overall allowance for loan losses decreased $37 million from the prior quarter to $3.6 billion at March 31, 2024, representing 2.6% as a percentage of total finance receivables at both March 31, 2024, and December 31, 2023.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months ended March 31, 2024, and March 31, 2023, respectively.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at January 1, 2024	$3,083	$21	$293	$3,397	$190	$3,587
Charge-offs (b)	(688)	(1)	(68)	(757)	(1)	(758)
Recoveries	211	1	6	218	1	219
Net charge-offs	(477)	—	(62)	(539)	—	(539)
Write-downs from transfers to held-for-sale (c)	(5)	—	—	(5)	—	(5)
Provision for credit losses
Provision due to change in portfolio size	10	—	(4)	6	(7)	(1)
Provision due to incremental charge-offs	477	—	62	539	—	539
Provision due to all other factors	(38)	—	2	(36)	5	(31)
Total provision for credit losses (d)	449	—	60	509	(2)	507
Allowance at March 31, 2024	$3,050	$21	$291	$3,362	$188	$3,550
Net charge-offs to average finance receivables and loans outstanding for the three months ended March 31, 2024	2.3%	—%	12.5%	2.1%	—%	1.6%
Net charge-offs and write-downs from transfers to held-for-sale to average finance receivables and loans outstanding for the three months ended March 31, 2024	2.3%	—%	12.5%	2.1%	—%	1.6%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2024 (d)	302.0%	45.1%	308.8%	292.5%	183.8%	283.6%
Nonaccrual loans to finance receivables and loans outstanding at March 31, 2024	1.2%	0.2%	4.8%	1.1%	0.3%	0.9%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2024	1.6	36.6	1.2	1.6	250.2	1.6
Ratio of allowance for loan losses to annualized net charge-offs and write-downs from transfers to held-for-sale at March 31, 2024	1.6	36.6	1.2	1.5	250.2	1.6
(a)Includes Credit Card.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for information regarding our charge-off policies.
(c)Consumer automotive includes a $5 million reduction of allowance from the completion of a retail securitization transaction during the three months ended March 31, 2024, resulting in the deconsolidation of the assets and liabilities from our Condensed Consolidated Balance Sheet. Refer to Note 10 to the Condensed Consolidated Financial Statements for further information.
(d)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at January 1, 2023	$3,020	$27	$426	$3,473	$238	$3,711
Charge-offs (b)	(536)	(1)	(64)	(601)	—	(601)
Recoveries	185	2	5	192	—	192
Net charge-offs	(351)	1	(59)	(409)	—	(409)
Provision due to change in portfolio size	5	—	14	19	(1)	18
Provision due to incremental charge-offs	351	(1)	59	409	—	409
Provision due to all other factors	(3)	(3)	15	9	13	22
Total provision for credit losses (c)	353	(4)	88	437	12	449
Other	—	(1)	—	(1)	1	—
Allowance at March 31, 2023	$3,022	$23	$455	$3,500	$251	$3,751
Net charge-offs to average finance receivables and loans outstanding for the three months ended March 31, 2023	1.7%	—%	6.4%	1.5%	—%	1.2%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2023 (d)	272.3%	47.1%	692.3%	285.7%	157.7%	271.0%
Nonaccrual loans to finance receivables and loans outstanding at March 31, 2023	1.3%	0.3%	1.8%	1.1%	0.5%	1.0%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2023	2.2	(4.9)	1.9	2.1	(328.9)	2.3
(a)Includes Credit Card and Personal Lending.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for information regarding our charge-off policies.
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
The allowance for consumer loan losses as of March 31, 2024, decreased $138 million compared to March 31, 2023, reflecting a decrease of $164 million in the consumer other allowance, along with a decrease of $2 million in our consumer mortgage allowance, partially offset by an increase of $28 million in the consumer automotive allowance. The decrease in the consumer other allowance was primarily driven by the sale of Ally Lending. Refer to Note 2 to the Condensed Consolidated Financial Statements for further information. The increase in our consumer automotive allowance was primarily driven by portfolio growth, partially offset by a reduction of allowance from the deconsolidation of securitizations.
The allowance for commercial loan losses as of March 31, 2024, decreased $63 million compared to March 31, 2023. The decrease was primarily driven by the charge-off of specific reserves in our Corporate Finance operations, partially offset by portfolio growth in our Automotive Finance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

	Three months ended March 31,
($ in millions)	2024	2023
Consumer automotive	$449	$353
Consumer mortgage
Mortgage Finance	—	(1)
Mortgage — Legacy	—	(3)
Total consumer mortgage	—	(4)
Consumer other
Personal Lending (a)	—	49
Credit Card	60	39
Total consumer other	60	88
Total consumer	509	437
Commercial
Commercial and industrial
Automotive	—	(1)
Other	(1)	16
Commercial real estate	(1)	(3)
Total commercial	(2)	12
Total provision for loan losses	$507	$449
(a)We closed the sale of Ally Lending, during the three months ended March 31, 2024. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
The provision for consumer credit losses increased $72 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in provision for consumer credit losses for the three months ended March 31, 2024, was primarily driven by higher net charge-offs in our consumer automotive portfolio, partially offset by the sale of Ally Lending.
The provision for commercial credit losses decreased $14 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease in provision for commercial credit losses during the three months ended March 31, 2024, was primarily driven by lower specific reserve activity within our Corporate Finance operations during the three months ended March 31, 2024, as compared to the same period in 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by loan portfolio class.

	2024			2023
March 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer automotive	$3,050	3.7	85.9	$3,022	3.6	80.6
Consumer mortgage
Mortgage Finance	18	0.1	0.5	20	0.1	0.5
Mortgage — Legacy	3	1.3	0.1	3	1.1	0.1
Total consumer mortgage	21	0.1	0.6	23	0.1	0.6
Consumer other
Personal Lending (a)	—	—	—	213	10.3	5.7
Credit Card	291	14.9	8.2	242	14.7	6.4
Total consumer other	291	14.9	8.2	455	12.3	12.1
Total consumer loans	3,362	3.2	94.7	3,500	3.3	93.3
Commercial
Commercial and industrial
Automotive	14	0.1	0.4	13	0.1	0.3
Other	142	1.6	4.0	205	2.3	5.5
Commercial real estate	32	0.5	0.9	33	0.6	0.9
Total commercial loans	188	0.6	5.3	251	0.9	6.7
Total allowance for loan losses	$3,550	2.6	100.0	$3,751	2.8	100.0
(a)We closed the sale of Ally Lending, during the three months ended March 31, 2024. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
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
During the three months ended March 31, 2024, the Federal Reserve maintained the federal funds target range at 5.25–5.50% in response to persistent elevated inflation levels. High federal funds target rates led to pricing impacts across the balance sheet. Refer to the section below titled Net Financing Revenue Sensitivity Analysis for additional information on how future rate changes may impact net financing revenue.
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
As part of our CRA program, we make investments in CRA-eligible funds that do not qualify as proportional amortization investments. Many of these CRA funds feature private equity or venture capital structures and are accounted for using the equity method of accounting. We recognize our share of the investee’s earnings based on the performance of the funds. We recognized a loss of $15 million related to these investments during the three months ended March 31, 2024, as compared to a loss of $25 million for the same period in 2023. The losses were primarily due to broader real estate market trends adversely impacting certain real estate funds. There were no indications of impairment within our portfolio of CRA-eligible funds as of March 31, 2024. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information on our accounting policy for Equity-Method Investments and Proportional Amortization Investments.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
In addition, we are exposed to changes in the value of other nonmarketable equity investments without readily determinable fair market values, which may cause volatility in our earnings.
As of March 31, 2024, we had $4.0 billion of cumulative net unrealized losses on our investment securities. During the three months ended March 31, 2024, we recorded $170 million of net unrealized losses on our available-for-sale securities. Unrealized gains and losses are recorded in other comprehensive (loss) income within our Condensed Consolidated Statement of Comprehensive (Loss) Income, and are generally not realized unless we sell the securities prior to their stated maturity date. In the fourth quarter of 2023, non-agency mortgage-backed residential securities with a fair value of $3.6 billion were transferred from available-for-sale to held-to-maturity. At the time of the transfer, $911 million of unrealized losses were retained in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet. The transfer of these securities to held-to-maturity reduces our exposure to fluctuations in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet that can result from unrealized losses on available-for-sale securities due to changes in market interest rates. As of March 31, 2024, and December 31, 2023, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For the three months ended March 31, 2024, management determined that there were no expected credit losses for available-for-sale or held-to-maturity securities in an unrealized loss position. Refer to Note 7 and Note 16 to the Condensed Consolidated Financial Statements for additional information.
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
Simulation results are driven by underlying models and assumptions that are based on trend behavior and other historical information. The underlying models and assumptions, including retail deposit pricing, are regularly monitored and evaluated, and may be updated accordingly as observed trends materialize. As a result, if future trends or behaviors deviate from those reflected in the models, actual sensitivities may vary—perhaps significantly—from those that are modeled. For example, the pace and magnitude of changes in the federal-funds rate during the last two years has challenged models like ours whose historical data is largely derived from a more stable rate environment. During the first quarter of 2024, we updated our liquid deposit repricing assumptions, increasing our liability sensitivity to instantaneous rate increases. Actual sensitivities may differ for other reasons as well, including unplanned changes in balance sheet composition, timing of asset and liability repricing, the yield curve, customer behavior, macroeconomic conditions, the competitive environment, and management strategies. Accordingly, we do not treat the sensitivities as forecasts of net financing revenue but instead use them as a tool in managing interest rate risk.
In a stable rate scenario that assumes spot rates as of March 31, 2024, remain constant through the simulation, net financing revenue over the next 12 months is expected to decrease by $22 million versus the baseline forecast, due to the shape of the implied forward curve.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various parallel shocks to the implied forward curve as of March 31, 2024, and December 31, 2023.

	March 31, 2024		December 31, 2023
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$147	$9	$150	$23
+100 basis points	71	5	88	3
-100 basis points	(87)	(56)	(96)	(107)
(a)Gradual changes in interest rates are recognized over 12 months.
Since December 31, 2023, the implied forward curve has increased and remained higher for a longer period. During the first quarter of 2024, fixed-rate asset balances decreased primarily due to closing the sale of Ally Lending and our cash balances increased. Additionally, we saw a shift from CDs to liquid deposits. The impact of these changes is reflected in our baseline net financing revenue forecast. As of March 31, 2024, we view the balance sheet as being modestly asset-sensitive in the near-term to changes in interest rates, as we expect the assumed repricing of our assets and pay-fixed swaps to modestly outpace the assumed repricing of our liabilities. Within the 12-month horizon, we expect the balance sheet to revert to liability sensitive.
Our interest-rate risk position is influenced by the impact of hedging activity, which primarily consists of interest rate swaps designated as fair value hedges of certain fixed-rate assets and fixed-rate debt instruments. Additionally, we use interest rate floor contracts designated as cash flow hedges on certain floating-rate assets. The size, maturity, and mix of our hedging activities are adjusted as our balance sheet, ALM objectives, and the interest rate environment evolve over time. Our hedging strategies, however, are not designed to eliminate all interest-rate risk, and we were adversely affected from high interest rates in 2023 and 2024.
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. Our operating lease portfolio, net of accumulated depreciation was $8.7 billion and $9.2 billion as of March 31, 2024, and December 31, 2023, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $7.1 billion and $7.4 billion as of March 31, 2024, and December 31, 2023, respectively. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A in our 2023 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended March 31,
	2024	2023
Off-lease vehicles terminated (in units)	31,926	24,163
Average gain per vehicle ($ per unit)	$1,431	$1,932
Method of vehicle sales
Sale to dealer, lessee, and other	59%	80%
Auction
Internet	34	15
Physical	7	5
We recognized an average gain per vehicle of $1,431 for the three months ended March 31, 2024, compared to an average gain per vehicle of $1,932 for the same period in 2023. The decrease in remarketing performance during the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to lower auction prices, compounded by continued normalizing volume trends in the contractually priced buyout channels. Off-lease vehicles sold to lessees and dealers decreased 26% for the three months ended March 31, 2024, as compared to the same period in 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Operating Lease Portfolio Mix
The following table presents the concentration of our outstanding operating leases exposures by OEM.

March 31,	2024	2023
Stellantis	75%	78%
GM	6	4
Other OEMs	19	18
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

March 31,	2024	2023
Sport utility vehicle	69%	64%
Truck	27	30
Car	4	6
Climate-Related Risk
We have identified and defined climate-related risk as an emerging risk. Pursuant to our risk-management framework, emerging risks include those that have yet to create a material impact or would only arise during stressful or unlikely circumstances. Refer to the section titled Risk Factors in Part I, Item 1A of our 2023 Annual Report on Form 10-K for information on climate-related risks.
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
As the impacts of climate change become more evident, we have recognized (1) the importance of understanding, preparing for and taking timely preventive action against potentially material climate-change impacts, (2) increasing investor demand for consistent and comparable climate-change risk data, (3) shifting federal policy focus as a result of rejoining the Paris Climate Agreement and an increase in regulatory discussion about potential requirements and oversight, and (4) that Ally’s commitment to “Do It Right” extends to the conservation of environmental resources to promote a sustainable future for our customers, employees, stockholders, and the communities in which we live and operate. Ally is committed to developing a comprehensive enterprise sustainability strategy focusing on greater data collection, aggregation, and analysis, with the goal of aligning with the recommendations from the TCFD in assessing and reporting on our exposures to climate-related risks and opportunities consistent with the financial industry. For additional information, refer to the Risk Management MD&A section of our 2023 Annual Report on Form 10-K. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information on The Enhancement and Standardization of Climate-Related Disclosures for Investors (SEC Release No. 33-11275).

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
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2026). Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of March 31, 2024. In recent years, we have become less reliant on market-based funding, reducing our exposure to disruptions in wholesale funding markets.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes our total available liquidity.

($ in millions)	March 31, 2024	December 31, 2023
Liquid cash and equivalents (a)	$7,420	$6,468
FHLB unused pledged borrowing capacity (b)	13,751	10,333
Unencumbered highly liquid securities (c)	20,859	20,627
FRB Discount Window pledged capacity (d)	26,298	26,025
Total available liquidity	$68,328	$63,453
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
(d)Pledged assets are composed of consumer automotive finance receivables and loans. Refer to Note 13 to the Condensed Consolidated Financial Statements for information on assets pledged to the FRB.
Recent Funding and Liquidity Developments
Key funding highlights from January 1, 2024, to date were as follows:
•We raised $1.1 billion through the completion of term securitization transactions backed by consumer automotive loans.
•We issued $2.5 billion of brokered CDs.
•We became eligible for the FRB Standing Repo Facility.
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
Our liquidity position fundamentally differs from those of SVB and Signature before their failures. For example, approximately 92% of total deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of March 31, 2024, compared to 12% for SVB and 10% for Signature as of December 31, 2022. Additionally, our deposit portfolio is primarily composed of granular and diversified retail customer accounts, as opposed to SVB and Signature who had large uninsured commercial deposits. However, because of the market turbulence and uncertainty, in March 2023, we activated existing internal incident response procedures specifically designed to increase governance and monitoring of Ally Bank’s depositor behavior, liquidity position, and risk exposure, including frequent ongoing dialogue with the Board and supervisory authorities.
Before and after the SVB and Signature failures, we also took specific funding actions. Even before these failures, in response to the unprecedented pace of monetary tightening in 2022 and the resultant macroeconomic uncertainty, we had increased cash and available liquidity. After the failures, we continued to do so by optimizing brokered CD issuances, borrowing from the FHLB, managing securities collateral pledged to the FHLB, maintaining competitive retail deposit pricing, managing new loan origination volumes, and increasing available FRB Discount Window capacity by pledging additional consumer automotive loan collateral. In March 2024, we also became eligible for the FRB Standing Repo Facility, which allows banks to borrow overnight cash from the FRB through a repurchase agreement using U.S. Treasury or agency mortgage-backed securities as collateral. We had $68.3 billion of total available liquidity as of March 31, 2024, which included $13.8 billion of available FHLB capacity and $26.3 billion of available FRB Discount Window capacity. Refer to the section above titled Liquidity Risk Management. FHLB funding provides us with a stable funding source and can be drawn upon on a same-day basis if sufficiently secured with available collateral.
In support of American businesses and households, the FRB created the BTFP in March 2023 to make additional funding available to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all of their depositors. The FRB ceased making new loans as scheduled on March 11, 2024. We did not borrow from the BTFP through March 31, 2024. As of March 31, 2024, we had $26.3 billion in total available funding capacity through the FRB Discount Window, with no debt outstanding during the three months ended March 31, 2024.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
On November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDI Act in connection with the receiverships of SVB and Signature. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. Under the rule, the assessment base is the estimated uninsured deposits that an IDI reported in its Consolidated Reports of Condition and Income (“Call Report”) at December 31, 2022, excluding the first $5 billion in estimated uninsured deposits. The special assessments will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period, and impose a final shortfall special assessment on a one-time basis. Ally expects the special assessments to be tax deductible. The total of the assessments for Ally, based on Ally Bank’s uninsured deposits as of December 31, 2022, was estimated at $38 million as of December 31, 2023. During the first quarter of 2024, the FDIC increased the estimated assessed losses to $20.4 billion. As a result, we increased our special assessment estimate by $10 million during the three months ended March 31, 2024, to a total of $48 million at March 31, 2024.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	March 31, 2024		December 31, 2023
($ in millions)	On-balance-sheet funding	% Share of funding	On-balance-sheet funding	% Share of funding
Deposits	$155,084	90	$154,666	88
Debt
Secured financings	6,449	4	10,443	6
Institutional term debt	9,832	6	9,815	6
Retail term notes	730	—	609	—
Total debt (a)	17,011	10	20,867	12
Total on-balance-sheet funding	$172,095	100	$175,533	100
(a)Includes hedge basis adjustments as described in Note 19 to the Condensed Consolidated Financial Statements.
Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at March 31, 2024.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including savings accounts, money-market demand accounts, CDs, interest-bearing spending accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which we believe, at scale, are the most efficient and stable source of funding for us when compared to other funding sources. Retail deposits constituted 84% of our total funding sources at March 31, 2024. Total deposits, which include brokered deposits obtained through third-party intermediaries, constituted 90% of total on-balance-sheet funding at March 31, 2024.
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

	March 31, 2024		December 31, 2023
($ in millions)	Amount	Percentage of total deposits	Amount	Percentage of total deposits
Uninsured deposits
Total uninsured deposits, as calculated per regulatory guidelines	$16,868	11%	$16,895	11%
Less: Affiliate and intercompany deposits	5,012	3%	5,313	4%
Total uninsured deposits, excluding affiliate and intercompany deposits	$11,856	8%	$11,582	7%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total primary retail deposit customers (in thousands)	3,144	3,040	2,989	2,894	2,808
Deposits ($ in millions)
Retail	$145,147	$142,265	$140,100	$138,983	$138,497
Brokered	8,495	11,000	11,264	13,677	13,801
Other (a)	1,442	1,401	1,471	1,650	1,715
Total deposits	$155,084	$154,666	$152,835	$154,310	$154,013
(a)Other deposits include mortgage escrow deposits. Other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.3 billion as of each of the periods ended March 31, 2024, December 31, 2023, and September 30, 2023, and $1.5 billion as of both June 30, 2023, and March 31, 2023.
During the three months ended March 31, 2024, our total deposit base increased $418 million, and we added approximately 103,000 retail deposit customers, ending with over 3.1 million retail deposit customers as of March 31, 2024. Total retail deposits increased $2.9 billion during the three months ended March 31, 2024, bringing the total retail deposits portfolio to $145.1 billion as of March 31, 2024, primarily driven by an increase in retail deposit customers. During the first quarter of 2024, we proactively implemented pricing actions to reduce rates paid on several of our key deposit product offerings; and in April 2024, we took additional actions to further reduce rates. We maintain a relentless focus on customer experience and consistently competitive rates. Brokered deposits decreased $2.5 billion during the three months ended March 31, 2024. During the three months ended March 31, 2024, our CD deposit liabilities decreased $4.1 billion while our savings, money market, and spending account deposit liabilities increased $4.5 billion. This trend was primarily due to customer migration to liquid savings as fixed-rate CD maturities occurred during the three months ended March 31, 2024. Overall, strong customer acquisition and retention rates continue to deliver a favorable funding mix. We expect deposit balances will decline in the second quarter of 2024 as we typically see outflows from existing customers related to tax payments.
Following the failures of SVB and Signature, we briefly experienced elevated two-way deposit flows. Uninsured deposit outflows were more than offset by inflows from new and existing customers. Approximately 92% of retail deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of March 31, 2024. Our total available liquidity exceeded our uninsured retail deposit liabilities by $56.5 billion as of March 31, 2024.
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
We continue to be recognized for the totality of experience and value we provide our customers. For the second consecutive year, BuySide named Ally as the “Best Online Bank”. Additionally, MONEY® Magazine named Ally to its “Best Online Bank” list for the seventh consecutive year, as well as the twelfth time in the past fourteen years. Most recently, Ally has been recognized on Fortune Recommends “Best Online Banks” list for 2024 in addition to being named “Best Bank” and “Best Bank for CDs” by Nerdwallet. Bankrate also named Ally as “Best Bank Overall”, “Best Online Bank”, “Best CD”, and “Best Checking Account”. For additional information on our deposit funding by type, refer to Note 12 to the Condensed Consolidated Financial Statements.
Securitizations and Secured Financings
In addition to building a larger deposit base in recent years, we maintain a presence in the securitization markets to finance our automotive loan portfolios. Securitizations and secured funding transactions, collectively referred to as securitization transactions due to their similarities, allow us to convert our automotive-finance receivables into cash earlier than what would have occurred in the normal course of business. For additional details surrounding our securitization activities, refer to the section titled Liquidity Management, Funding, and Regulatory Capital in our 2023 Annual Report on Form 10-K.
These securitization transactions may meet the criteria to be accounted for as off-balance-sheet securitization transactions if we do not hold a potentially significant economic interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Our securitization transactions may not meet the required criteria to be accounted for as off-balance-sheet securitization transactions; therefore, they are accounted for as secured borrowings. For information regarding our off-balance sheet arrangements and securitization activities, refer to Note 1 and Note 10 to the Consolidated Financial Statements.
During the three months ended March 31, 2024, we raised $1.1 billion through the completion of a term securitization transaction backed by consumer automotive loans. As a result of the sale, we deconsolidated $1.1 billion of consumer automotive loans from our Condensed Consolidated Balance Sheet. In connection with this transaction, we reduced our allowance for loan losses by approximately $15 million through provision for credit losses, and recognized no additional gain or loss on the sale.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans and investment securities. As of March 31, 2024, we had pledged $27.6 billion of assets to the FHLB resulting in $18.9 billion in total funding capacity with $5.1 billion of debt outstanding.
At March 31, 2024, $67.5 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 13 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We have long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $730 million of retail term notes outstanding at March 31, 2024. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information about our outstanding long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of March 31, 2024, we had no debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. The FRB, however, is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. As of March 31, 2024, we had assets pledged and restricted as collateral to the FRB totaling $33.9 billion, resulting in $26.3 billion in total funding capacity with no debt outstanding.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both March 31, 2024, and December 31, 2023, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

	Three months ended March 31,
($ in millions)	2024	2023
Net financing loss and other interest income (a)	$(215)	$(228)
Dividends from bank subsidiaries	—	100
Total other revenue	36	38
Total net revenue	(179)	(90)
Provision for credit losses	4	(9)
Total noninterest expense	137	136
Loss from continuing operations before income tax benefit	(320)	(217)
Income tax benefit from continuing operations (b)	(70)	(71)
Net loss from continuing operations	(250)	(146)
Loss from discontinued operations, net of tax	—	(1)
Net loss (c)	$(250)	$(147)
(a)Net financing loss and other interest income is primarily driven by interest expense on long-term debt.
(b)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and consolidated tax adjustments. The income tax benefit excludes tax effects on dividends from subsidiaries.
(c)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	March 31, 2024	December 31, 2023
Total assets (a)	$7,306	$7,242
Total liabilities	$12,073	$11,671
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
Net cash provided by operating activities was $1.3 billion and $1.4 billion for the three months ended March 31, 2024, and 2023, respectively. The change was primarily due to a $162 million decrease in net income. Refer to the Consolidated Results of Operations section of this MD&A for further discussion.
Net cash provided by investing activities was $3.5 billion for the three months ended March 31, 2024, and net cash used in investing activities was $382 million for the three months ended March 31, 2023. The change was primarily due to a $1.9 billion increase in net cash inflows related to proceeds from the sale of Ally Lending and a $1.8 billion increase in net cash inflows related to loans held-for-investment activity.
Net cash used in financing activities for the three months ended March 31, 2024, was $3.6 billion, and net cash provided by financing activities was $3.3 billion for the same period in 2023. The change was primarily attributable to a decrease in proceeds from issuance of long-term debt of $3.0 billion, an increase in net cash outflows of $2.4 billion from short-term borrowings, and a decrease in net cash inflows of $1.3 billion from deposits.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The Tailoring Rules align capital planning, supervisory stress testing, and stress capital buffer requirements for large banking organizations, like Ally. As a Category IV firm, Ally is expected to have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which Ally would not generally be subject to the supervisory stress test. Refer to the section titled Basel Capital Framework in Note 18 to the Condensed Consolidated Financial Statements for further discussion about our stress capital buffer requirements. During a year in which Ally does not undergo a supervisory stress test, we would receive an updated stress capital buffer requirement only to reflect our updated planned common-stock dividends. Ally was subject to the 2022 supervisory stress test and did not elect to participate in the 2023 supervisory stress test.
We received an updated preliminary stress capital buffer requirement based on our 2022 capital plan submission from the FRB in June 2022, which was determined to be 2.5% and reflected a decline of 100 basis points relative to our prior requirement. The updated 2.5% stress capital buffer requirement was finalized in August 2022 and became effective on October 1, 2022. In February 2023, we accessed the unsecured debt capital markets and issued $500 million of additional subordinated notes, which qualify as Tier 2 capital for Ally under U.S. Basel III. We submitted our 2023 capital plan to the FRB on April 5, 2023, and received an updated preliminary stress capital buffer requirement in June 2023 that remained unchanged at 2.5%. The 2.5% stress capital buffer requirement was finalized in July 2023 and became effective on October 1, 2023. We submitted our 2024 capital plan to the FRB on April 5, 2024.
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

	March 31,
($ in millions)	2024	2023
Common Equity Tier 1 capital ratio	9.41%	9.23%
Tier 1 capital ratio	10.84%	10.66%
Total capital ratio	12.51%	12.46%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	8.63%	8.54%
Total equity	$13,657	$13,378
CECL phase-in adjustment (b)	296	591
Preferred stock (c)	(2,324)	(2,324)
Goodwill and certain other intangibles	(720)	(895)
Deferred tax assets arising from net operating loss and tax credit carryforwards (d)	(13)	(4)
AOCI-related adjustments (e)	4,009	3,794
Common Equity Tier 1 capital	14,905	14,540
Preferred stock (c)	2,324	2,324
Other adjustments	(58)	(61)
Tier 1 capital	17,171	16,803
Qualifying subordinated debt and other instruments qualifying as Tier 2	695	901
Qualifying allowance for loan losses and other adjustments	1,936	1,922
Total capital	$19,802	$19,626
Risk-weighted assets (f)	$158,348	$157,573
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
(c)Refer to Note 15 to the Condensed Consolidated Financial Statements for additional details about our non-cumulative perpetual preferred stock.
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
(a)Fitch affirmed our senior unsecured debt rating of BBB-, short-term rating of F3, and affirmed the outlook of Stable on March 8, 2024.
(b)Moody’s affirmed our senior unsecured rating of Baa3, affirmed our short-term rating of P-3, and changed our outlook to Negative from Stable on August 7, 2023.
(c)Standard & Poor’s affirmed our senior unsecured debt rating of BBB-, affirmed our short-term rating of A-3, and changed the outlook to Stable from Negative on March 25, 2021.
(d)DBRS affirmed our senior unsecured debt rating of BBB, affirmed our short-term rating of R-2 (high), and affirmed the outlook of Stable on February 15, 2024.
As illustrated by the issuer ratings above, as of March 31, 2024, Ally holds an investment-grade rating from all the respective nationally recognized rating agencies.
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
Our most critical accounting estimates are as follows:
•Allowance for loan losses
•Valuation of automotive lease assets and residuals
•Fair value of financial instruments
•Determination of provision for income taxes
We did not substantively change any material aspect of our methodologies and processes used in developing any of the estimates described above from what was described in the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
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
Net Interest Margin Table
The following tables present an analysis of net yield on interest-earning assets (or net interest margin) for the periods shown.

	2024			2023			Increase (decrease) due to
Three months ended March 31, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$7,709	$97	5.04%	$5,731	$56	3.95%	$19	$22	$41
Investment securities (b)	29,266	255	3.51	31,503	226	2.92	(16)	45	29
Loans held-for-sale, net	382	8	9.13	738	15	8.01	(7)	—	(7)
Finance receivables and loans, net (b) (c)	138,671	2,827	8.20	135,819	2,575	7.69	54	198	252
Investment in operating leases, net (d)	8,955	152	6.85	10,435	176	6.84	(25)	1	(24)
Other earning assets	673	11	6.48	665	12	7.19	—	(1)	(1)
Earning assets of operations held-for-sale (e)	1,274	28	8.77	—	—	—	28	—	28
Total interest-earning assets	186,930	3,378	7.27	184,891	3,060	6.71			318
Noninterest-bearing cash and cash equivalents	309			333
Other assets	11,443			10,817
Allowance for loan losses	(3,589)			(3,729)
Total assets	$195,093			$192,312
Liabilities and equity
Interest-bearing deposit liabilities (b)	$155,203	$1,651	4.28%	$152,573	$1,217	3.23%	$21	$413	$434
Short-term borrowings	1,726	23	5.19	1,024	12	5.46	8	3	11
Long-term debt	17,309	248	5.78	18,389	227	5.01	(13)	34	21
Total interest-bearing liabilities	174,238	1,922	4.44	171,986	1,456	3.44			466
Noninterest-bearing deposit liabilities	149			179
Total funding sources	174,387	1,922	4.44	172,165	1,456	3.44
Other liabilities (f)	7,021	n/m	n/m	6,662	2	n/m	n/m	n/m	(2)
Total liabilities	181,408			178,827
Total equity	13,685			13,485
Total liabilities and equity	$195,093			$192,312
Net financing revenue and other interest income		$1,456			$1,602				$(146)
Net interest spread (g)			2.83%			3.27%
Net yield on interest-earning assets (h)			3.13%			3.51%
n/m = not meaningful
(a)Average balances are calculated using an average daily balance methodology.
(b)Includes the effects of derivative financial instruments designated as hedges. Refer to Note 19 to the Condensed Consolidated Financial Statements for further information about the effects of our hedging activities.
(c)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
(d)Yield includes gains on the sale of off-lease vehicles of $46 million and $47 million for the three months ended March 31, 2024, and 2023, respectively. Excluding the loss or gain on sale, the annualized yield was 4.80% and 5.03% for the three months ended March 31, 2024, and 2023, respectively.
(e)Includes average balances of Ally Lending earning assets prior to the completion of the sale on March 1, 2024, which were transferred to assets of operations held-for-sale at December 31, 2023. Refer to Note 2 to the Condensed Consolidated Financial Statements
(f)Represents interest expense on tax liabilities included in other liabilities on the Condensed Consolidated Balance Sheet. The interest expense on tax liabilities is included in the net yield on interest-earning assets and excluded from the interest spread. For more information on our accounting policies regarding income taxes, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
(g)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(h)Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.
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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 24 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings, which supplements the discussion of legal proceedings set forth in Note 29 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors described in our 2023 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended March 31, 2024.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended March 31, 2024.

Three months ended March 31, 2024	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (in dollars)
January 2024	—	$—
February 2024	773	37.62
March 2024	8	37.62
Total	781	37.62
(a)Consists of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a) None.
(b) None.
(c) Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, none of our directors or executive officers, as defined in Rule 16a-1 under the Exchange Act, adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Ally Financial Inc. • Form 10-Q
Item 6.    Exhibits
The exhibits listed on the following index of exhibits are filed as a part of this report.

Exhibit	Description	Method of Filing

10.1	Ally Financial Inc. Severance Plan, Plan Document and Summary Plan Description	Filed herewith.

22.1	Subsidiary Guarantors	Filed as Exhibit 22 to the Company’s Quarterly Report for the period ended March 31, 2020, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101
The following information from our Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive (Loss) Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended March 31, 2024, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of May, 2024.

Ally Financial Inc. (Registrant)

/S/ RUSSELL E. HUTCHINSON
Russell E. Hutchinson Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Controller, and Chief Accounting Officer