Form 10-Q
period 2024-06-30
Ally Financial Inc.
filed 2024-08-05
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024, or

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
Yes ☐                    No ☑
At August 1, 2024, the number of shares outstanding of the Registrant’s common stock was 304,671,884 shares.

Index
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel Committee	Basel Committee on Banking Supervision
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956, as amended
BMC	Better Mortgage Company
Board	Ally Board of Directors
BTFP	Bank Term Funding Program
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
CIDI	Covered insured depository institution
CODM	Chief Operating Decision Maker
COH	Corporate overhead
CRA	Community Reinvestment Act of 1977, as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DVA	Debit valuation adjustment
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act, as amended
ERMC	Enterprise Risk Management Committee
ESG	Environmental, social, and governance
ETF	Exchange-traded fund
Exchange Act	Securities Exchange Act of 1934, as amended
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDI Act	Federal Deposit Insurance Act, as amended
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991, as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999, as amended
GM	General Motors Company
HTC	Historic tax credit
IB Finance	IB Finance Holding Company, LLC
IDI	Insured Depository Institution
IRA	Individual retirement account

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
LCR	Liquidity coverage ratio
LGD	Loss given default
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NMTC	New market tax credit
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OEM	Automotive original equipment manufacturer
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
SEC	U.S. Securities and Exchange Commission
Signature	Signature Bank
SPE	Special-purpose entity
Stellantis	Stellantis N.V.
SVB	Silicon Valley Bank
Tailoring Rules	The rules implementing Title IV of the EGRRCP Act
TCFD	Task Force on Climate-related Financial Disclosures
TLAC	Total loss-absorbing capacity
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$2,845	$2,721	$5,672	$5,296
Interest on loans held-for-sale	7	7	43	22
Interest and dividends on investment securities and other earning assets	265	247	531	485
Interest on cash and cash equivalents	88	87	185	143
Operating leases	333	392	689	794
Total financing revenue and other interest income	3,538	3,454	7,120	6,740
Interest expense
Interest on deposits	1,594	1,418	3,245	2,635
Interest on short-term borrowings	27	11	50	23
Interest on long-term debt	244	252	492	479
Interest on other	1	—	1	2
Total interest expense	1,866	1,681	3,788	3,139
Net depreciation expense on operating lease assets	177	200	381	426
Net financing revenue and other interest income	1,495	1,573	2,951	3,175
Other revenue
Insurance premiums and service revenue earned	341	310	686	616
Gain on mortgage and automotive loans, net	6	5	12	9
Other (loss) gain on investments, net	(7)	26	22	100
Other income, net of losses	165	165	315	279
Total other revenue	505	506	1,035	1,004
Total net revenue	2,000	2,079	3,986	4,179
Provision for credit losses	457	427	964	873
Noninterest expense
Compensation and benefits expense	442	448	961	985
Insurance losses and loss adjustment expenses	181	134	293	222
Other operating expenses	663	667	1,340	1,308
Total noninterest expense	1,286	1,249	2,594	2,515
Income from continuing operations before income tax (benefit) expense	257	403	428	791
Income tax (benefit) expense from continuing operations	(37)	74	(23)	142
Net income from continuing operations	294	329	451	649
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income	294	329	451	648
Other comprehensive (loss) income, net of tax	(20)	(87)	(193)	196
Comprehensive income	$274	$242	$258	$844
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands) (a)	2024	2023	2024	2023
Net income from continuing operations attributable to common stockholders	$266	$301	$395	$593
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income attributable to common stockholders	$266	$301	$395	$592
Basic weighted-average common shares outstanding (b)	306,774	303,684	306,388	303,173
Diluted weighted-average common shares outstanding (b)	309,886	304,646	309,154	304,050
Basic earnings per common share
Net income from continuing operations	$0.87	$0.99	$1.29	$1.96
Net income	$0.87	$0.99	$1.29	$1.95
Diluted earnings per common share
Net income from continuing operations	$0.86	$0.99	$1.28	$1.95
Net income	$0.86	$0.99	$1.28	$1.95
Cash dividends declared per common share	$0.30	$0.30	$0.60	$0.60
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

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents
Noninterest-bearing	$536	$638
Interest-bearing	6,833	6,307
Total cash and cash equivalents	7,369	6,945
Equity securities	854	810
Available-for-sale securities (amortized cost of $27,705 and $28,416)	23,200	24,415
Held-to-maturity securities (fair value of $4,503 and $4,729)	4,548	4,680
Loans held-for-sale, net	316	400
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	138,783	139,439
Allowance for loan losses	(3,572)	(3,587)
Total finance receivables and loans, net	135,211	135,852
Investment in operating leases, net	8,374	9,171
Premiums receivable and other insurance assets	2,806	2,749
Other assets	9,853	9,395
Assets of operations held-for-sale	—	1,975
Total assets	$192,531	$196,392
Liabilities
Deposit liabilities
Noninterest-bearing	$156	$139
Interest-bearing	151,998	154,527
Total deposit liabilities	152,154	154,666
Short-term borrowings	3,122	3,297
Long-term debt	15,979	17,570
Interest payable	1,148	858
Unearned insurance premiums and service revenue	3,496	3,492
Accrued expenses and other liabilities	2,781	2,726
Liabilities of operations held-for-sale	—	17
Total liabilities	178,680	182,626
Contingencies (refer to Note 24)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 514,851,483 and 511,861,447; and outstanding 304,655,610 and 302,459,258)	22,077	21,975
Preferred stock	2,324	2,324
Retained earnings	360	154
Accumulated other comprehensive loss	(4,009)	(3,816)
Treasury stock, at cost (210,195,873 and 209,402,189 shares)	(6,901)	(6,871)
Total equity	13,851	13,766
Total liabilities and equity	$192,531	$196,392
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

($ in millions)	June 30, 2024	December 31, 2023
Assets
Finance receivables and loans, net
Consumer automotive	$5,079	$6,868
Allowance for loan losses	(187)	(254)
Total finance receivables and loans, net	4,892	6,614
Other assets	363	461
Total assets	$5,255	$7,075
Liabilities
Long-term debt	$1,117	$1,509
Accrued expenses and other liabilities	3	4
Total liabilities	$1,120	$1,513
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at April 1, 2023	$21,880	$2,324	$(185)	$(3,776)	$(6,865)	$13,378
Net income			329			329
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(12)			(12)
Share-based compensation	35					35
Other comprehensive loss				(87)		(87)
Common stock repurchases					(2)	(2)
Common stock dividends ($0.30 per share)			(93)			(93)
Balance at June 30, 2023	$21,915	$2,324	$23	$(3,863)	$(6,867)	$13,532
Balance at April 1, 2024	$22,034	$2,324	$188	$(3,989)	$(6,900)	$13,657
Net income			294			294
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(12)			(12)
Share-based compensation	43					43
Other comprehensive loss				(20)		(20)
Common stock repurchases					(1)	(1)
Common stock dividends ($0.30 per share)			(94)			(94)
Balance at June 30, 2024	$22,077	$2,324	$360	$(4,009)	$(6,901)	$13,851

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Six months ended June 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2023	$21,816	$2,324	$(384)	$(4,059)	$(6,838)	$12,859
Net income			648			648
Preferred stock dividends — Series B			(32)			(32)
Preferred stock dividends — Series C			(24)			(24)
Share-based compensation	99					99
Other comprehensive income				196		196
Common stock repurchases					(29)	(29)
Common stock dividends ($0.60 per share)			(185)			(185)
Balance at June 30, 2023	$21,915	$2,324	$23	$(3,863)	$(6,867)	$13,532
Balance at December 31, 2023	$21,975	$2,324	$154	$(3,816)	$(6,871)	$13,766
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2023-02			(2)			(2)
Balance at January 1, 2024	$21,975	$2,324	$152	$(3,816)	$(6,871)	$13,764
Net income			451			451
Preferred stock dividends — Series B			(32)			(32)
Preferred stock dividends — Series C			(24)			(24)
Share-based compensation	102					102
Other comprehensive loss				(193)		(193)
Common stock repurchases					(30)	(30)
Common stock dividends ($0.60 per share)			(187)			(187)
Balance at June 30, 2024	$22,077	$2,324	$360	$(4,009)	$(6,901)	$13,851
(a)Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2024	2023
Operating activities
Net income	$451	$648
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	616	613
Provision for credit losses	964	873
Gain on mortgage and automotive loans, net	(12)	(9)
Other gain on investments, net	(22)	(100)
Originations and purchases of loans held-for-sale	(1,074)	(1,327)
Proceeds from sales and repayments of loans held-for-sale	1,311	1,660
Net change in
Deferred income taxes	(44)	53
Interest payable	290	547
Other assets	184	30
Other liabilities	115	(42)
Other, net	137	74
Net cash provided by operating activities	2,916	3,020
Investing activities
Purchases of equity securities	(457)	(102)
Proceeds from sales of equity securities	459	127
Purchases of available-for-sale securities	(246)	(285)
Proceeds from sales of available-for-sale securities	63	333
Proceeds from repayments of available-for-sale securities	898	1,024
Proceeds from repayments of held-to-maturity securities	229	32
Purchases of finance receivables and loans held-for-investment	(1,718)	(2,035)
Proceeds from sales of finance receivables and loans initially held-for-investment	1,067	9
Originations and repayments of finance receivables and loans held-for-investment and other, net	47	(1,368)
Purchases of operating lease assets	(1,609)	(1,501)
Disposals of operating lease assets	1,968	1,580
Proceeds from sale of a business unit, net	1,956	—
Net change in nonmarketable equity investments	77	(39)
Other, net	(340)	(255)
Net cash provided by (used in) investing activities	2,394	(2,480)

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2024	2023
Financing activities
Net change in short-term borrowings	(175)	(205)
Net (decrease) increase in deposits	(2,545)	2,003
Proceeds from issuance of long-term debt	549	4,051
Repayments of long-term debt	(2,175)	(1,704)
Repurchases of common stock	(30)	(29)
Common stock dividends paid	(188)	(187)
Preferred stock dividends paid	(56)	(56)
Net cash (used in) provided by financing activities	(4,620)	3,873
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	(5)	3
Net increase in cash and cash equivalents and restricted cash	685	4,416
Cash and cash equivalents and restricted cash at beginning of year	7,439	6,222
Cash and cash equivalents and restricted cash at June 30,	$8,124	$10,638
Supplemental disclosures
Cash paid (received) for
Interest	$3,455	$2,548
Income taxes	45	(71)
Noncash items
Held-to-maturity securities received in consideration for loans sold	56	—
Loans held-for-sale transferred to finance receivables and loans held-for-investment	18	208
Finance receivables and loans held-for-investment transferred to loans held-for-sale	1,390	—
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

June 30, ($ in millions)	2024	2023
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$7,369	$9,972
Restricted cash and cash equivalents and restricted cash held for securitization trusts included in other assets on the Condensed Consolidated Balance Sheet (a)	755	666
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$8,124	$10,638
(a)Refer to Note 11 for additional details describing the nature of restricted cash and cash equivalent balances.
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
The Condensed Consolidated Financial Statements at June 30, 2024, and for the three months and six months ended June 30, 2024, and 2023, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed on February 20, 2024, with the SEC.
Significant Accounting Policies
Allowance for Loan Losses
The allowance for loan losses (the allowance) is deducted from, or added to, the loan’s amortized cost basis to present the net amount expected to be collected from our loan portfolios. We estimate the allowance using relevant available information, which includes both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Additions and reductions to the allowance are charged to current period earnings through the provision for credit losses and amounts determined to be uncollectible are charged directly against the allowance, net of amounts recovered on previously charged-off accounts. Expected recoveries do not exceed the total of amounts previously charged-off and amounts expected to be charged-off.
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
For the purpose of calculating portfolio-level reserves, we have grouped our loans into four portfolio segments: consumer automotive, consumer mortgage, consumer other, and commercial. The allowance is measured on a collective basis using statistical models when loans have similar risk characteristics. These statistical models are designed to correlate certain macroeconomic variables to expected future credit losses. The macroeconomic data used in the models are based on forecasted factors over a reasonable and supportable forecast period. These forecasted variables are derived from both internal and external sources. Beyond this forecasted period, we revert each variable to a historical average on a straight-line basis. The historical average is calculated predominantly using historical data beginning in January 2008 through the most recent period of available data.
During the three months ended June 30, 2024, we updated our reasonable and supportable forecast period from 12 months to 24 months, and our reversion period from 24 months to 12 months. This refinement to our estimation process represents a change in accounting estimate, with prospective application beginning in the period of change. The impact of this refinement to our estimation process was offset by an adjustment in the qualitative portion of our allowance. The use of a longer-duration reasonable and supportable macroeconomic forecast period to produce the modeled portion of our allowance for loan losses is expected to further improve model performance.
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
Our proportional amortization investments include tax equity investments related to the CRA, for which the primary return to us is the income tax credits and other income tax benefits we receive. We have elected to apply the proportional amortization method to qualifying tax equity investments within our LIHTC, NMTC, and HTC programs. Under the proportional amortization method, the costs of qualifying tax equity investments are amortized in proportion to the allocation of income tax credits and other income tax benefits in each period to the total

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
income tax benefits expected to be obtained over the life of the investment, and the investment amortization and income tax credits are presented on a net basis as a component of income tax expense. Our proportional amortization investments are included within other assets on our Condensed Consolidated Balance Sheet. Our obligations related to unfunded commitments for our proportional amortization investments are included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Income tax credits and other income tax benefits received are recorded in income tax expense of the Condensed Consolidated Statement of Comprehensive Income and in net income and as a component of operating activities within deferred income taxes, other assets, and other liabilities of the Condensed Consolidated Statement of Cash Flows.
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
2.    Held-for-sale Operations
On December 31, 2023, we committed to sell Ally Lending, a component of our Corporate and Other segment. We closed the sale of Ally Lending on March 1, 2024. For all periods presented, the operating results for our held-for-sale operations are presented within continuing operations in the Condensed Consolidated Statement of Comprehensive Income. Additionally, the assets and liabilities of our held-for-sale operations are presented separately on the Condensed Consolidated Balance Sheet as of December 31, 2023.
In connection with the classification of the operations as held-for-sale, the disposal group was measured at lower-of-cost or fair value. First, the finance receivables and loans were classified as held-for-sale and measured at the lower-of-cost or fair value, which resulted in a benefit of $16 million to our provision for credit losses during the year ended December 31, 2023. Next, the remaining assets and liabilities of the disposal group were measured at the lower-of-cost or fair value. The fair value was determined based on the sales agreement with the third-party purchaser, which is a Level 2 fair value input. The carrying value exceeded the fair value of the assets and liabilities of the disposal group, which resulted in a goodwill impairment charge of $149 million during the year ended December 31, 2023. In total, we recognized a net pretax loss of $133 million for the year ended December 31, 2023, in connection with classification of the operations as held-for-sale. During the three months and six months ended June 30, 2024, we recognized additional pretax losses of $1 million and $8 million, respectively, in connection with the sale of Ally Lending, and do not expect to recognize any significant incremental losses related to this transaction.
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

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2024
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$247	$—	$—	$—	$247
Remarketing fee income	30	—	—	—	—	30
Brokerage commissions and other revenue	—	—	—	—	22	22
Banking fees and interchange income (d)	—	—	—	—	14	14
Brokered/agent commissions	—	6	—	—	—	6
Other	4	1	—	—	—	5
Total revenue from contracts with customers	34	254	—	—	36	324
All other revenue	59	84	5	30	3	181
Total other revenue (e)	$93	$338	$5	$30	$39	$505
2023
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$171	$—	$—	$—	$171
Remarketing fee income	31	—	—	—	—	31
Brokerage commissions and other revenue	—	—	—	—	23	23
Banking fees and interchange income (d)	—	—	—	—	11	11
Brokered/agent commissions	—	4	—	—	—	4
Other	5	—	—	—	—	5
Total revenue from contracts with customers	36	175	—	—	34	245
All other revenue	47	162	5	28	19	261
Total other revenue (e)	$83	$337	$5	$28	$53	$506
(a)We had opening balances of $2.9 billion and $3.0 billion in unearned revenue associated with outstanding contracts at April 1, 2024, and 2023, respectively, and $244 million and $243 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended June 30, 2024, and 2023.
(b)At June 30, 2024, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $454 million during the remainder of 2024, $785 million in 2025, $635 million in 2026, $468 million in 2027, and $611 million thereafter. At June 30, 2023, we had unearned revenue of $3.0 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.8 billion at both April 1, 2024 and June 30, 2024, and recognized $144 million of expense during the three months ended June 30, 2024. We had deferred insurance assets of $1.8 billion at both April 1, 2023 and June 30, 2023, and recognized $144 million of expense during the three months ended June 30, 2023.
(d)Interchange income is reported net of customer rewards. Customer rewards expense was $7 million and $5 million for the three months ended June 30, 2024, and 2023, respectively.
(e)Represents a component of total net revenue. Refer to Note 23 for further information on our reportable operating segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2024
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$420	$—	$—	$—	$420
Remarketing fee income	60	—	—	—	—	60
Brokerage commissions and other revenue	—	—	—	—	45	45
Banking fees and interchange income (c)	—	—	—	—	23	23
Brokered/agent commissions	—	10	—	—	—	10
Other	9	1	—	—	—	10
Total revenue from contracts with customers	69	431	—	—	68	568
All other revenue	121	291	11	53	(9)	467
Total other revenue (d)	$190	$722	$11	$53	$59	$1,035
2023
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$340	$—	$—	$—	$340
Remarketing fee income	64	—	—	—	—	64
Brokerage commissions and other revenue	—	—	—	—	46	46
Banking fees and interchange income (c)	—	—	—	—	21	21
Brokered/agent commissions	—	7	—	—	—	7
Other	10	—	—	—	—	10
Total revenue from contracts with customers	74	347	—	—	67	488
All other revenue	86	371	9	57	(7)	516
Total other revenue (d)	$160	$718	$9	$57	$60	$1,004
(a)We had opening balances of $3.0 billion in unearned revenue associated with outstanding contracts at both January 1, 2024, and 2023, and $488 million and $484 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the six months ended June 30, 2024, and 2023, respectively.
(b)We had deferred insurance assets of $1.8 billion at both January 1, 2024 and June 30, 2024, and recognized $291 million of expense during the six months ended June 30, 2024. We had deferred insurance assets of $1.8 billion at both January 1, 2023, and June 30, 2023, and recognized $288 million of expense during the six months ended June 30, 2023.
(c)Interchange income is reported net of customer rewards. Customer rewards expense was $13 million and $9 million for the six months ended June 30, 2024, and 2023, respectively.
(d)Represents a component of total net revenue. Refer to Note 23 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $59 million and $105 million for the three months and six months ended June 30, 2024, respectively, compared to $70 million and $117 million for the same periods in 2023, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Refer to Note 9 for additional information.
4.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Late charges and other administrative fees	$47	$48	$101	$95
Remarketing fees	30	31	60	64
Income (loss) from equity-method investments (a)	12	15	4	(3)
Loss on nonmarketable equity investments, net (a)	(11)	—	(9)	(11)
Other, net	87	71	159	134
Total other income, net of losses	$165	$165	$315	$279
(a)Refer to Note 11 for further information on our equity-method investments and nonmarketable equity investments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
5.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2024	2023
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$140	$119
Less: Reinsurance recoverable	66	72
Net reserves for insurance losses and loss adjustment expenses at January 1,	74	47
Net insurance losses and loss adjustment expenses incurred related to:
Current year	281	218
Prior years (a)	12	4
Total net insurance losses and loss adjustment expenses incurred	293	222
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(207)	(154)
Prior years	(56)	(35)
Total net insurance losses and loss adjustment expenses paid or payable	(263)	(189)
Net reserves for insurance losses and loss adjustment expenses at June 30,	104	80
Plus: Reinsurance recoverable (b)	99	72
Total gross reserves for insurance losses and loss adjustment expenses at June 30, (c)	$203	$152
(a)There have been no material adverse changes to the reserve for prior years.
(b)Included in premiums receivable and other insurance assets on our Condensed Consolidated Balance Sheet.
(c)Included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.
6.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Insurance commissions	$161	$158	$322	$315
Technology and communications	103	111	209	219
Advertising and marketing	79	79	152	157
Property and equipment depreciation	57	48	114	95
Regulatory and licensing fees	38	39	92	74
Lease and loan administration	43	53	91	101
Professional services	39	36	70	68
Vehicle remarketing and repossession	32	28	65	55
Amortization of intangible assets (a)	5	6	11	13
Other	106	109	214	211
Total other operating expenses	$663	$667	$1,340	$1,308
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

	June 30, 2024				December 31, 2023
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,274	$—	$(227)	$2,047	$2,284	$—	$(209)	$2,075
U.S. States and political subdivisions	704	—	(82)	622	727	1	(70)	658
Foreign government	183	1	(9)	175	190	1	(8)	183
Agency mortgage-backed residential (a)	17,491	—	(3,155)	14,336	18,122	1	(2,739)	15,384
Mortgage-backed residential	259	—	(45)	214	268	—	(43)	225
Agency mortgage-backed commercial (a)	4,650	1	(839)	3,812	4,539	2	(783)	3,758
Asset-backed	266	—	(6)	260	344	—	(12)	332
Corporate debt	1,878	2	(146)	1,734	1,942	4	(146)	1,800
Total available-for-sale securities (b) (c) (d) (e) (f)	$27,705	$4	$(4,509)	$23,200	$28,416	$9	$(4,010)	$24,415
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$966	$—	$(196)	$770	$999	$—	$(173)	$826
Mortgage-backed residential	3,472	150	—	3,622	3,603	221	—	3,824
Asset-backed retained notes	110	1	—	111	78	1	—	79
Total held-to-maturity securities (d) (f) (g)	$4,548	$151	$(196)	$4,503	$4,680	$222	$(173)	$4,729
(a)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $94 million liability and a $46 million asset for agency mortgage-backed residential securities at June 30, 2024, and December 31, 2023, respectively, and a $42 million liability and a $29 million asset for agency mortgage-backed commercial securities at June 30, 2024, and December 31, 2023. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 19 for additional information.
(c)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $12 million at both June 30, 2024, and December 31, 2023.
(d)Investment securities with a fair value of $5.2 billion and $4.7 billion were pledged as collateral at June 30, 2024, and December 31, 2023, respectively. This primarily included $3.1 billion and $3.3 billion pledged to secure advances from the FHLB at June 30, 2024, and December 31, 2023, respectively. This also included securities pledged for other purposes as required by contractual obligations or law, under which agreements we granted the counterparty the right to sell or pledge $2.1 billion and $1.4 billion of the underlying available-for-sale securities at June 30, 2024, and December 31, 2023, respectively.
(e)Totals do not include accrued interest receivable, which was $74 million and $76 million at June 30, 2024, and December 31, 2023, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(f)There was no allowance for credit losses recorded at both June 30, 2024, or December 31, 2023, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(g)Totals do not include accrued interest receivable, which was $13 million at both June 30, 2024, and December 31, 2023. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
In the fourth quarter of 2023, non-agency mortgage-backed residential securities with a fair value of $3.6 billion were transferred from available-for-sale to held-to-maturity. At the time of the transfer, $911 million of unrealized losses were retained in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet. The transfer of these securities to held-to-maturity reduces our exposure to fluctuations in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet that can result from unrealized losses on available-for-sale securities due to changes in market interest rates. The unrealized loss at the time of transfer is amortized over the remaining life of the security, offsetting the amortization of the security’s premium or discount, and resulting in no impact to the Condensed Consolidated Statement of Comprehensive Income. Refer to Note 16 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2024
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,047	1.5%	$256	0.8%	$1,065	1.5%	$726	1.9%	$—	—%
U.S. States and political subdivisions	622	3.2	5	3.9	60	3.0	104	3.8	453	3.1
Foreign government	175	2.5	35	1.9	53	2.5	87	2.7	—	—
Agency mortgage-backed residential (b)	14,336	2.6	—	—	8	1.9	28	2.5	14,300	2.6
Mortgage-backed residential	214	2.7	—	—	—	—	—	—	214	2.7
Agency mortgage-backed commercial (b)	3,812	2.4	—	—	266	3.7	1,609	2.4	1,937	2.2
Asset-backed	260	1.7	—	—	255	1.7	5	3.9	—	—
Corporate debt	1,734	2.9	250	2.9	818	2.6	648	3.1	18	5.6
Total available-for-sale securities	$23,200	2.5	$546	1.8	$2,525	2.2	$3,207	2.5	$16,922	2.5
Amortized cost of available-for-sale securities	$27,705		$556		$2,705		$3,704		$20,740
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$966	2.8%	$—	—%	$—	—%	$—	—%	$966	2.8%
Mortgage-backed residential	3,472	2.8	—	—	—	—	11	3.0	3,461	2.8
Asset-backed retained notes	110	5.4	4	5.5	72	5.4	34	5.5	—	—
Total held-to-maturity securities	$4,548	2.9	$4	5.5	$72	5.4	$45	5.0	$4,427	2.8
December 31, 2023
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,075	1.6%	$215	0.9%	$1,120	1.5%	$740	1.9%	$—	—%
U.S. States and political subdivisions	658	3.2	4	3.4	55	2.7	110	3.6	489	3.1
Foreign government	183	2.3	20	1.3	82	2.4	81	2.5	—	—
Agency mortgage-backed residential (b)	15,384	2.6	—	—	10	1.9	32	2.5	15,342	2.6
Mortgage-backed residential	225	2.7	—	—	—	—	—	—	225	2.7
Agency mortgage-backed commercial (b)	3,758	2.3	—	—	163	3.8	1,641	2.4	1,954	2.1
Asset-backed	332	1.7	—	—	327	1.7	4	3.9	1	2.7
Corporate debt	1,800	2.7	210	2.4	915	2.6	671	2.9	4	6.2
Total available-for-sale securities	$24,415	2.5	$449	1.7	$2,672	2.1	$3,279	2.4	$18,015	2.5
Amortized cost of available-for-sale securities	$28,416		$461		$2,844		$3,746		$21,365
Amortized cost of held-to-maturity securities
Agency mortgage-backed residential	$999	2.8%	$—	—%	$—	—%	$—	—%	$999	2.8%
Mortgage-backed residential	3,603	2.8	—	—	—	—	12	3.0	3,591	2.8
Asset-backed retained notes	78	5.6	1	5.6	41	5.6	2	6.0	34	5.6
Total held-to-maturity securities	$4,680	2.8	$1	5.6	$41	5.6	$14	3.4	$4,624	2.8
(a)Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value. The effective yield considers the contractual coupon and amortized cost, and excludes expected capital gains and losses.
(b)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $94 million liability and a $46 million asset for agency mortgage-backed residential securities at June 30, 2024, and December 31, 2023, respectively, and a $42 million liability and a $29 million asset for agency mortgage-backed commercial securities at June 30, 2024, and December 31, 2023. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
The balances of cash equivalents were $385 million and $36 million at June 30, 2024, and December 31, 2023, respectively, and were composed primarily of money-market funds.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents interest and dividends on investment securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Taxable interest	$244	$229	$489	$446
Taxable dividends	6	4	10	7
Interest and dividends exempt from U.S. federal income tax	5	5	11	11
Interest and dividends on investment securities	$255	$238	$510	$464
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Available-for-sale securities
Gross realized gains	$—	$—	$1	$5
Net realized gain on available-for-sale securities	—	—	1	5
Net realized gain on equity securities	21	1	38	6
Net unrealized (loss) gain on equity securities	(28)	25	(17)	89
Other (loss) gain on investments, net	$(7)	$26	$22	$100
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of June 30, 2024, and December 31, 2023. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch. The ratings presented are a composite of the ratings sourced from the agencies or, if the ratings cannot be sourced from the agencies, are based on the asset type of the particular security. All our held-to-maturity securities were current in their payment of principal and interest as of both June 30, 2024, and December 31, 2023. We have not recorded any interest income reversals on our held-to-maturity securities during the six months ended June 30, 2024, or 2023.

($ in millions)	AAA	AA	A	BBB	Total (a)
June 30, 2024
Debt securities
Agency mortgage-backed residential	$—	$966	$—	$—	$966
Mortgage-backed residential	3,375	85	12	—	3,472
Asset-backed retained notes	102	3	3	2	110
Total held-to-maturity securities	$3,477	$1,054	$15	$2	$4,548
December 31, 2023
Debt securities
Agency mortgage-backed residential	$—	$999	$—	$—	$999
Mortgage-backed residential	3,497	93	13	—	3,603
Asset-backed retained notes	73	2	2	1	78
Total held-to-maturity securities	$3,570	$1,094	$15	$1	$4,680
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K. As of June 30, 2024, and December 31, 2023, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. We have not recorded any interest income reversals on our available-for-sale securities during the six months ended June 30, 2024, or 2023.

	June 30, 2024				December 31, 2023
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$—	$—	$2,047	$(227)	$—	$—	$2,075	$(209)
U.S. States and political subdivisions	65	(1)	524	(81)	70	—	501	(70)
Foreign government	16	—	134	(9)	16	—	134	(8)
Agency mortgage-backed residential (a)	92	(1)	14,231	(3,154)	300	(5)	15,015	(2,734)
Mortgage-backed residential	—	—	214	(45)	—	—	225	(43)
Agency mortgage-backed commercial (a)	138	(2)	3,523	(837)	153	(4)	3,472	(779)
Asset-backed	—	—	252	(6)	18	—	302	(12)
Corporate debt	88	(2)	1,501	(144)	33	(1)	1,607	(145)
Total available-for-sale securities	$399	$(6)	$22,426	$(4,503)	$590	$(10)	$23,331	$(4,000)
(a)Includes basis adjustments for certain securities that are included in closed portfolios with active hedges under the portfolio layer method at June 30, 2024, and December 31, 2023. The basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
During the six months ended June 30, 2024, and 2023, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at June 30, 2024, or December 31, 2023.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
8.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	June 30, 2024	December 31, 2023
Consumer automotive (a)	$83,528	$84,320
Consumer mortgage
Mortgage Finance (b)	17,803	18,442
Mortgage — Legacy (c)	205	225
Total consumer mortgage	18,008	18,667
Consumer other
Credit Card	2,049	1,990
Total consumer other	2,049	1,990
Total consumer	103,585	104,977
Commercial
Commercial and industrial
Automotive	20,551	18,700
Other	8,437	9,712
Commercial real estate	6,210	6,050
Total commercial	35,198	34,462
Total finance receivables and loans (d) (e)	$138,783	$139,439
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 19 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $2 million at both June 30, 2024, and December 31, 2023, of which all have exited the interest-only period.
(c)Includes loans originated as interest-only mortgage loans of $12 million and $13 million at June 30, 2024, and December 31, 2023, respectively, of which all have exited the interest-only period.
(d)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.3 billion at both June 30, 2024, and December 31, 2023.
(e)Totals do not include accrued interest receivable, which was $846 million and $853 million at June 30, 2024, and December 31, 2023, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet. Billed interest on our credit card loans is included within finance receivables and loans, net.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three and six months ended June 30, 2024, and 2023, respectively.

Three months ended June 30, 2024 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Commercial	Total
Allowance at April 1, 2024	$3,050	$21	$291	$188	$3,550
Charge-offs (a)	(605)	—	(70)	(1)	(676)
Recoveries	227	1	8	5	241
Net charge-offs	(378)	1	(62)	4	(435)
Provision for credit losses	383	(3)	73	4	457
Allowance at June 30, 2024	$3,055	$19	$302	$196	$3,572
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for information regarding our charge-off policies.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2024 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Commercial	Total
Allowance at January 1, 2024	$3,083	$21	$293	$190	$3,587
Charge-offs (a)	(1,293)	(1)	(138)	(2)	(1,434)
Recoveries	438	2	14	6	460
Net charge-offs	(855)	1	(124)	4	(974)
Write-downs from transfers to held-for-sale (b)	(5)	—	—	—	(5)
Provision for credit losses	832	(3)	133	2	964
Allowance at June 30, 2024	$3,055	$19	$302	$196	$3,572
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Consumer automotive includes a $5 million reduction of allowance from the completion of a retail securitization transaction during the six months ended June 30, 2024, resulting in the deconsolidation of the assets and liabilities from our Condensed Consolidated Balance Sheet.

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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Consumer automotive	$—	$—	$1,108	$—
Consumer mortgage	117	—	117	1
Commercial	120	—	165	—
Total sales and transfers	$237	$—	$1,390	$1
The following table presents purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Consumer automotive	$594	$1,080	$1,575	$1,838
Consumer mortgage	4	5	8	7
Commercial	—	—	—	7
Total purchases of finance receivables and loans	$598	$1,085	$1,583	$1,852
Nonaccrual Loans
The following tables present the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of June 30, 2024, and December 31, 2023. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for additional information on our accounting policy for finance receivables and loans on nonaccrual status.

			June 30, 2024
($ in millions)	Nonaccrual status at Jan. 1, 2024	Nonaccrual status at Apr. 1, 2024	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,129	$1,010	$978	$492
Consumer mortgage
Mortgage Finance	41	33	32	22
Mortgage — Legacy	13	12	9	9
Total consumer mortgage	54	45	41	31
Consumer other
Credit Card	92	94	80	—
Total consumer other	92	94	80	—
Total consumer	1,275	1,149	1,099	523
Commercial
Commercial and industrial
Automotive	18	5	18	5
Other	98	97	96	4
Commercial real estate	3	1	2	2
Total commercial	119	103	116	11
Total finance receivables and loans (b)	$1,394	$1,252	$1,215	$534
(a)Represents a component of nonaccrual status at end of period.
(b)We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $5 million and $10 million for the three months and six months ended June 30, 2024, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

			December 31, 2023
($ in millions)	Nonaccrual status at Jan. 1, 2023	Nonaccrual status at Apr. 1, 2023	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,187	$1,110	$1,129	$531
Consumer mortgage
Mortgage Finance	34	34	41	21
Mortgage — Legacy	15	15	13	12
Total consumer mortgage	49	49	54	33
Consumer other
Personal Lending (b)	13	12	—	—
Credit Card	43	54	92	—
Total consumer other	56	66	92	—
Total consumer	1,292	1,225	1,275	564
Commercial
Commercial and industrial
Automotive	5	—	18	13
Other	157	159	98	5
Commercial real estate	—	—	3	3
Total commercial	162	159	119	21
Total finance receivables and loans (c)	$1,454	$1,384	$1,394	$585
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

	Origination year							Revolving loans converted to term
June 30, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Consumer automotive
Current	$16,472	$25,093	$19,143	$11,071	$4,441	$3,169	$—	$—	$79,389
30–59 days past due	114	675	907	616	213	202	—	—	2,727
60–89 days past due	28	259	418	262	90	74	—	—	1,131
90 or more days past due	7	95	152	98	36	42	—	—	430
Total consumer automotive (a)	16,621	26,122	20,620	12,047	4,780	3,487	—	—	83,677
Consumer mortgage
Mortgage Finance
Current	19	68	2,105	10,093	1,787	3,647	—	—	17,719
30–59 days past due	—	—	7	15	—	21	—	—	43
60–89 days past due	—	—	4	4	—	6	—	—	14
90 or more days past due	—	—	1	5	2	19	—	—	27
Total Mortgage Finance	19	68	2,117	10,117	1,789	3,693	—	—	17,803
Mortgage — Legacy
Current	—	—	—	—	—	48	129	16	193
30–59 days past due	—	—	—	—	—	3	1	—	4
90 or more days past due	—	—	—	—	—	5	1	2	8
Total Mortgage — Legacy	—	—	—	—	—	56	131	18	205
Total consumer mortgage	19	68	2,117	10,117	1,789	3,749	131	18	18,008
Consumer other
Credit Card
Current	—	—	—	—	—	—	1,910	—	1,910
30–59 days past due	—	—	—	—	—	—	33	—	33
60–89 days past due	—	—	—	—	—	—	29	—	29
90 or more days past due	—	—	—	—	—	—	77	—	77
Total Credit Card	—	—	—	—	—	—	2,049	—	2,049
Total consumer other	—	—	—	—	—	—	2,049	—	2,049
Total consumer	$16,640	$26,190	$22,737	$22,164	$6,569	$7,236	$2,180	$18	$103,734
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $149 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at June 30, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.

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

	Origination year							Revolving loans converted to term
June 30, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$343	$416	$420	$146	$80	$64	$17,869	$—	$19,338
Special mention	5	23	34	22	3	12	1,045	—	1,144
Substandard	—	—	—	—	—	—	69	—	69
Total automotive	348	439	454	168	83	76	18,983	—	20,551
Other
Pass	335	298	358	300	193	302	5,183	176	7,145
Special mention	—	—	362	194	173	111	153	19	1,012
Substandard	—	27	—	44	57	84	21	11	244
Doubtful	—	—	—	—	—	26	10	—	36
Total other	335	325	720	538	423	523	5,367	206	8,437
Commercial real estate
Pass	370	1,018	1,330	1,099	855	1,291	100	27	6,090
Special mention	1	12	61	22	5	17	—	—	118
Substandard	—	—	1	—	—	—	—	—	1
Doubtful	—	—	—	—	—	1	—	—	1
Total commercial real estate	371	1,030	1,392	1,121	860	1,309	100	27	6,210
Total commercial	$1,054	$1,794	$2,566	$1,827	$1,366	$1,908	$24,450	$233	$35,198

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2023 ($ in millions)	2023	2022	2021	2020	2019	2018 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$509	$512	$165	$97	$58	$22	$16,446	$—	$17,809
Special mention	6	7	30	1	1	14	723	—	782
Substandard	—	1	—	—	—	—	44	—	45
Doubtful	—	—	—	—	—	1	63	—	64
Total automotive	515	520	195	98	59	37	17,276	—	18,700
Other
Pass	331	646	343	405	266	180	6,202	173	8,546
Special mention	—	208	188	206	51	85	198	25	961
Substandard	—	—	46	3	—	83	25	11	168
Doubtful	—	—	—	—	—	26	10	—	36
Loss	—	—	—	—	1	—	—	—	1
Total other	331	854	577	614	318	374	6,435	209	9,712
Commercial real estate
Pass	971	1,452	1,129	884	607	811	100	26	5,980
Special mention	3	16	28	1	18	—	—	—	66
Substandard	—	3	—	—	—	1	—	—	4
Total commercial real estate	974	1,471	1,157	885	625	812	100	26	6,050
Total commercial	$1,820	$2,845	$1,929	$1,597	$1,002	$1,223	$23,811	$235	$34,462
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
June 30, 2024
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$20,551	$20,551
Other	—	—	—	—	8,437	8,437
Commercial real estate	—	1	—	1	6,209	6,210
Total commercial	$—	$1	$—	$1	$35,197	$35,198
December 31, 2023
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$18,700	$18,700
Other	2	—	3	5	9,707	9,712
Commercial real estate	—	—	—	—	6,050	6,050
Total commercial	$2	$—	$3	$5	$34,457	$34,462

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present gross charge-offs of our finance receivables and loans for each portfolio class by origination year during the six months ended June 30, 2024, and during the year ended December 31, 2023, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for additional information on our charge-off policy.

	Origination year							Revolving loans converted to term
June 30, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Consumer automotive (a)	$13	$362	$486	$272	$74	$86	$—	$—	$1,293
Consumer mortgage
Mortgage Finance	—	—	—	1	—	—	—	—	1
Total consumer mortgage	—	—	—	1	—	—	—	—	1
Consumer other
Credit Card	—	—	—	—	—	—	130	8	138
Total consumer other	—	—	—	—	—	—	130	8	138
Total consumer	13	362	486	273	74	86	130	8	1,432
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	1	1	—	2
Total commercial	—	—	—	—	—	1	1	—	2
Total finance receivables and loans	$13	$362	$486	$273	$74	$87	$131	$8	$1,434
(a)Excludes $5 million of write-downs from transfers to held-for-sale from the completion of a retail securitization transaction during the six months ended June 30, 2024, resulting in the deconsolidation of the assets and liabilities from our Condensed Consolidated Balance Sheet.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Loan Modifications
The following tables present the amortized cost basis of loans that were modified subsequent to origination during the three months and six months ended June 30, 2024, and 2023, respectively, for each portfolio segment, by modification type. For additional information on loan modification types in scope of this disclosure, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K. The below tables exclude consumer mortgage finance receivables and loans currently enrolled in a trial modification program. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. If the borrower successfully completes the trial loan modification program, the contractual terms of the loan are updated and the modification is considered permanent. As of June 30, 2024, and December 31, 2023, there were $1 million and $5 million of consumer mortgage finance receivables and loans in a trial modification program, respectively.

	Payment extensions
Three months ended June 30, 2024 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$97	$2	$—	$—	$99
Consumer mortgage
Mortgage Finance	—	1	—	—	—	1
Total consumer mortgage	—	1	—	—	—	1
Consumer other
Credit Card	—	—	—	5	—	5
Total consumer other	—	—	—	5	—	5
Total consumer	—	98	2	5	—	105
Commercial
Commercial and industrial
Automotive	11	—	—	—	—	11
Total commercial	11	—	—	—	—	11
Total finance receivables and loans	$11	$98	$2	$5	$—	$116

	Payment extensions
Six months ended June 30, 2024 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$190	$3	$—	$—	$193
Consumer mortgage
Mortgage Finance	—	1	—	—	—	1
Total consumer mortgage	—	1	—	—	—	1
Consumer other
Credit Card	—	—	1	9	—	10
Total consumer other	—	—	1	9	—	10
Total consumer	—	191	4	9	—	204
Commercial
Commercial and industrial
Automotive	11	—	—	—	—	11
Other	—	108	—	—	—	108
Total commercial	11	108	—	—	—	119
Total finance receivables and loans	$11	$299	$4	$9	$—	$323
(a)Represents 0.2% of total finance receivables and loans outstanding as of June 30, 2024.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the financial effect of loan modifications that occurred during the three months and six months ended June 30, 2024, and 2023, respectively.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b)
Three months ended June 30, 2024 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	29	$1	—%	—%	—	—	—%	—%
Consumer mortgage
Mortgage Finance	224	—	—	—	—	—	—	—
Total consumer mortgage	224	—	—	—	—	—	—	—
Consumer other
Credit Card	—	—	30.4	9.8	—	—	—	—
Total consumer other	—	$—	30.4	9.8	—	—	—	—
Commercial
Commercial and industrial
Automotive	7	—	—	—	—	—	—	—
Total commercial	7	$—	—	—	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b)
Six months ended June 30, 2024 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	29	$1	—%	—%	—	—	—%	—%
Consumer mortgage
Mortgage Finance	223	—	—	—	—	—	—	—
Total consumer mortgage	223	—	—	—	—	—	—	—
Consumer other
Credit Card	—	1	30.4	8.0	—	—	—	—
Total consumer other	—	$1	30.4	8.0	—	—	—	—
Commercial
Commercial and industrial
Automotive	7	$—	—%	—%	—	—	—%	—%
Other	42	—	—	—	—	—	—	—
Total commercial	39	$—	—	—	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b) (c)
Three months ended June 30, 2023 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	26	$2	—%	—%	—	—	—%	—%
Consumer mortgage
Mortgage Finance	—	—	—	—	294	480	4.0	2.0
Total consumer mortgage	—	—	—	—	294	480	4.0	2.0
Consumer other
Credit Card	—	—	30.3	10.9	—	—	—	—
Total consumer other	—	$—	30.3	10.9	—	—	—	—
Commercial
Commercial and industrial
Other	6	$—	—%	—%	—	—	—%	—%
Total commercial	6	$—	—	—	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Some Mortgage Finance combination loan modifications include deferrals of principal. The weighted average number of months deferred for these loans was 186 months.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b) (c)
Six months ended June 30, 2023 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	25	$2	—%	—%	75	85	10.4%	9.8%
Consumer mortgage
Mortgage Finance	174	—	—	—	309	470	4.6	3.4
Mortgage — Legacy	96	—	—	—	—	—	—	—
Total consumer mortgage	146	—	—	—	309	470	4.6	3.4
Consumer other
Credit Card	—	—	30.0	9.0	—	—	—	—
Total consumer other	—	$—	30.0	9.0	—	—	—	—
Commercial
Commercial and industrial
Other	12	$—	—%	—%	—	—	—%	—%
Total commercial	12	$—	—	—	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Some Mortgage Finance combination loan modifications include deferrals of principal. The weighted average number of months deferred for these loans was 186 months.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the subsequent performance of loans recorded at amortized cost, by portfolio segment and credit quality indicator, that were modified within the 12 months prior to June 30, 2024.

June 30, 2024 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$280	$56	$19	$4	$359
Principal forgiveness	—	—	—	5	5
Combination	1	—	—	—	1
Total consumer automotive	281	56	19	9	365
Consumer mortgage
Mortgage Finance
Contractual maturity extensions	2	—	—	—	2
Total Mortgage Finance	2	—	—	—	2
Mortgage — Legacy
Combination	1	—	—	—	1
Total Mortgage — Legacy	1	—	—	—	1
Total consumer mortgage	3	—	—	—	3
Consumer other
Credit Card
Interest rate concessions	9	1	1	3	14
Total consumer other	9	1	1	3	14
Total consumer	$293	$57	$20	$12	$382

June 30, 2024 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Automotive
Payment deferrals	$—	$—	$11	$—	$11
Other
Contractual maturity extensions	53	—	55	—	108
Total commercial	$53	$—	$66	$—	$119
As of June 30, 2024, 787 consumer automotive loans with a total amortized cost of $18 million redefaulted within 12 months of modification.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the subsequent performance of loans recorded at amortized cost, by portfolio segment and credit quality indicator, that were modified during the three months and six months ended June 30, 2023.

Three months ended June 30, 2023 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$24	$1	$—	$—	$25
Principal forgiveness	10	1	—	1	12
Total consumer automotive	34	2	—	1	37
Consumer mortgage
Mortgage Finance
Combination	1	—	—	—	1
Total Mortgage Finance	1	—	—	—	1
Total consumer mortgage	1	—	—	—	1
Consumer other
Credit Card
Interest rate concessions	1	1	—	1	3
Total consumer other	1	1	—	1	3
Total consumer	$36	$3	$—	$2	$41

Three months ended June 30, 2023 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Other
Payment deferrals	$—	$—	$36	$—	$36
Contractual maturity extensions	31	—	5	—	36
Total commercial	$31	$—	$41	$—	$72

Six months ended June 30, 2023 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$38	$2	$—	$—	$40
Principal forgiveness	10	1	—	3	14
Combination	31	2	—	—	33
Total consumer automotive	79	5	—	3	87
Consumer mortgage
Mortgage Finance
Contractual maturity extensions	2	—	—	—	2
Combination	—	—	2	—	2
Total Mortgage Finance	2	—	2	—	4
Mortgage — Legacy
Contractual maturity extensions	1	—	—	—	1
Total Mortgage — Legacy	1	—	—	—	1
Total consumer mortgage	3	—	2	—	5
Consumer other
Credit Card
Interest rate concessions	3	1	1	1	6
Total consumer other	3	1	1	1	6
Total consumer	$85	$6	$3	$4	$98

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2023 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Other
Payment deferrals	$—	$—	$36	$28	$64
Contractual maturity extensions	31	7	5	—	43
Total commercial	$31	$7	$41	$28	$107
Loans with an amortized cost of $1 million redefaulted during both the three months and six months ended June 30, 2023. These redefaults were comprised of 29 and 41 consumer automotive loans during the three months and six months ended June 30, 2023, respectively.
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
During the three months and six months ended June 30, 2024, we paid $9 million and $17 million, respectively, in cash for amounts included in the measurement of lease liabilities at June 30, 2024, compared to $8 million and $16 million for the three months and six months ended June 30, 2023, in cash amounts included in the measurement of lease liabilities at June 30, 2023. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the six months ended June 30, 2024 and June 30, 2023, we obtained $16 million and $1 million, respectively, of ROU assets in exchange for new lease liabilities. As of June 30, 2024, the weighted-average remaining lease term of our operating lease portfolio was 4 years, and the weighted-average discount rate was 3.13%, compared to 4 years and 2.85% as of December 31, 2023.
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of June 30, 2024, and that have noncancelable lease terms expiring after June 30, 2024.

($ in millions)
2024	$19
2025	33
2026	27
2027	21
2028	15
2029 and thereafter	3
Total undiscounted cash flows	118
Difference between undiscounted cash flows and discounted cash flows	(7)
Total lease liability	$111
The following table details the components of total net operating lease expense.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Operating lease expense	$8	$7	$15	$14
Variable lease expense	1	1	2	2
Total lease expense, net (a)	$9	$8	$17	$16
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
When we acquire a consumer operating lease, we assume ownership of the vehicle. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer, dealer, nor automotive manufacturer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers, the receiving dealer, or automotive manufacturer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of June 30, 2024, and December 31, 2023, consumer operating leases with a carrying value, net of accumulated depreciation, of $776 million and $12 million, respectively, were covered by residual value guarantees. The increase is primarily driven by a new automotive manufacturer relationship added during the six months ended June 30, 2024. As of June 30, 2024, $3 million is under a residual value guarantee of 15% of the automotive manufacturer’s suggested retail price and $773 million is under a residual value guarantee of approximately 50% of the vehicles’ contract residual value. As of December 31, 2023, $12 million was under a residual value guarantee of 15% of the automotive manufacturer’s suggested retail price.
The following table details our investment in operating leases.

($ in millions)	June 30, 2024	December 31, 2023
Vehicles	$10,016	$11,101
Accumulated depreciation	(1,642)	(1,930)
Investment in operating leases, net	$8,374	$9,171
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after June 30, 2024.

($ in millions)
2024	$684
2025	1,037
2026	611
2027	160
2028	14
2029 and thereafter	1
Total lease payments from operating leases	$2,507

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
We recognized operating lease revenue of $333 million and $689 million for the three months and six months ended June 30, 2024, respectively, and $392 million and $794 million for the three months and six months ended June 30, 2023. Depreciation expense on operating lease assets includes net remarketing gains recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$236	$270	$486	$543
Remarketing gains, net	(59)	(70)	(105)	(117)
Net depreciation expense on operating lease assets	$177	$200	$381	$426
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $6 million and $10 million for the three months and six months ended June 30, 2024, respectively, and $2 million and $4 million for the three months and six months ended June 30, 2023.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet was $549 million and $537 million as of June 30, 2024, and December 31, 2023, respectively. This includes lease payment receivables of $543 million and $531 million at June 30, 2024, and December 31, 2023, respectively, and unguaranteed residual assets of $6 million at both June 30, 2024, and December 31, 2023. Interest income on finance lease receivables was $12 million and $23 million for the three months and six months ended June 30, 2024, respectively, and $9 million and $18 million for the three months and six months ended June 30, 2023, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after June 30, 2024.

($ in millions)
2024	$104
2025	182
2026	161
2027	110
2028	49
2029 and thereafter	25
Total undiscounted cash flows	631
Difference between undiscounted cash flows and discounted cash flows	(88)
Present value of lease payments recorded as lease receivable	$543
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
We had pretax gains on sales of financial assets into nonconsolidated VIEs of $1 million during both the three months and six months ended June 30, 2024, and during the six months ended June 30, 2023. We had no pretax gains or losses on sales of financial assets into nonconsolidated VIEs during the three months ended June 30, 2023.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents our involvement in consolidated and nonconsolidated VIEs in which we hold variable interests. We have excluded certain transactions with nonconsolidated entities from the balances presented in the table below, where our only continuing involvement relates to financial interests obtained through the ordinary course of business, primarily from lending and investing arrangements. For additional detail related to the assets and liabilities of consolidated variable interest entities, refer to the Condensed Consolidated Balance Sheet.

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
June 30, 2024
On-balance sheet variable interest entities
Consumer automotive	$13,841	(b)	$1,223	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	115	(e)	—		3,285	3,400	(f)
Consumer other (g)	—		—		100	100
Commercial other	2,644	(h)	1,027	(i)	—	3,181	(j)
Total	$16,600		$2,250		$3,385	$6,681
December 31, 2023
On-balance sheet variable interest entities
Consumer automotive	$16,415	(b)	$1,614	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	81	(e)	—		2,514	2,595	(f)
Consumer other (g)	—		—		125	125
Commercial other	2,516	(h)	974	(i)	—	2,738	(j)
Total	$19,012		$2,588		$2,639	$5,458
(a)Asset values represent the current unpaid principal balance of outstanding consumer automotive and credit card finance receivables and loans within the VIEs.
(b)Includes $8.6 billion and $9.3 billion of assets that were not encumbered by VIE beneficial interests held by third parties at June 30, 2024, and December 31, 2023, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $103 million and $100 million of liabilities that were not obligations to third-party beneficial interest holders at June 30, 2024, and December 31, 2023, respectively.
(d)Includes activity where we sell loans through a pass-through program to a third party.
(e)Represents retained notes and certificated residual interests, of which $110 million and $78 million were classified as held-to-maturity securities at June 30, 2024, and December 31, 2023, respectively, and $5 million and $3 million were classified as other assets at June 30, 2024, and December 31, 2023. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations.
(f)Maximum exposure to loss represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions. This measure is based on the unlikely event that all the loans have underwriting defects or other defects that trigger a representation and warranty provision and the collateral supporting the loans are worthless. This required disclosure is not an indication of our expected loss.
(g)Represents balances from Ally Credit Card.
(h)Amounts are classified as other assets except for $47 million and $44 million classified as equity securities at June 30, 2024, and December 31, 2023, respectively.
(i)Amounts are classified as accrued expenses and other liabilities.
(j)For certain nonconsolidated affordable housing entities, maximum exposure to loss represents the yield we guaranteed investors through long-term guarantee contracts. The amount disclosed is based on the unlikely event that the yield delivered to investors in the form of low-income tax housing credits is recaptured. For nonconsolidated equity investments, maximum exposure to loss represents our outstanding investment, additional committed capital, and low-income housing tax credits subject to recapture. The amount disclosed is based on the unlikely event that our committed capital is funded, our investments become worthless, and the tax credits previously delivered to us are recaptured. This required disclosure is not an indication of our expected loss.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the six months ended June 30, 2024, and 2023. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

	Six months ended June 30,
($ in millions)	2024	2023
Consumer automotive
Cash proceeds from transfers completed during the period	$1,387	$477
Servicing fees	29	6
Cash flows received on retained interests in securitization entities	27	—
Other cash flows	1	—
Consumer other (a)
Cash proceeds from transfers completed during the period	25	75
Servicing fees	3	5
Total	$1,472	$563
(a)Represents activity from Ally Credit Card.
Delinquencies and Net Credit Losses
The following tables present quantitative information about off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Off-balance-sheet securitization entities
Consumer automotive	$2,183	$1,558	$16	$11
Whole-loan sales (a)
Consumer automotive	1,102	956	64	44
Consumer other	100	125	11	17
Total	$3,385	$2,639	$91	$72
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

	Net credit losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Off-balance-sheet securitization entities
Consumer automotive	$4	$—	$8	$—
Whole-loan sales (a)
Consumer automotive	16	3	32	4
Consumer other	10	8	22	13
Total	$30	$11	$62	$17
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
11.    Other Assets
The components of other assets were as follows.

($ in millions)	June 30, 2024	December 31, 2023
Property and equipment at cost	$2,207	$2,153
Accumulated depreciation	(935)	(871)
Net property and equipment	1,272	1,282
Proportional amortization investments (a) (b)	1,997	1,866
Net deferred tax assets	1,441	1,224
Accrued interest, fees, and rent receivables (c)	936	935
Nonmarketable equity investments	797	886
Goodwill	669	669
Equity-method investments (a) (d)	649	651
Restricted cash and cash equivalents (e)	430	87
Restricted cash held for securitization trusts (f)	325	407
Other accounts receivable	177	189
Operating lease right-of-use assets	91	90
Net intangible assets	62	73
Other assets	1,007	1,036
Total other assets (g)	$9,853	$9,395
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments as of June 30, 2024. Prior to the adoption of ASU 2023-02 on January 1, 2024, NMTC and HTC investments were included in equity-method investments. Refer to Note 1 for additional information.
(b)Presented gross of the associated unfunded commitment. Refer to Note 14 for further information.
(c)Primarily relates to accrued interest, fees, and rent receivables related to our consumer automotive and commercial automotive finance receivables and loans.
(d)Primarily relates to investments made in connection with our CRA program.
(e)Primarily represents restricted cash equivalents funded through the issuance of credit-linked notes. Additionally, includes a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, or letter of credit arrangements and corresponding collateral requirements. Refer to Note 18 for further information about the issuance of credit-linked notes.
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
The following table summarizes information about our proportional amortization investments.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Tax credits and other tax benefits from proportional amortization investments (a) (b)	$70	$75	$109	$122
Investment amortization expense recognized as a component of income tax expense (a)	56	61	88	99
Net benefit from proportional amortization investments (a)	$14	$14	$21	$23
(a)Amounts are included within income tax (benefit) expense from continuing operations on our Condensed Consolidated Statement of Comprehensive Income and as a component of operating activities within deferred income taxes, other assets, and other liabilities on our Condensed Consolidated Statement of Cash Flows.
(b)There were no impairment losses recognized during both the three months and six months ended June 30, 2024, and June 30, 2023, resulting from the forfeiture or ineligibility of tax credits or other circumstances.
Our proportional amortization investments were $2.0 billion and $1.9 billion at June 30, 2024, and December 31, 2023, respectively, and are included within other assets on our Condensed Consolidated Balance Sheet. Additionally, unfunded commitments to provide additional capital to proportional amortization investments were $1.0 billion and $973 million at June 30, 2024, and December 31, 2023, respectively, and are included within accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Substantially all of the unfunded commitments at June 30, 2024, are expected to be paid out within the next five years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The total carrying value of the nonmarketable equity investments held at June 30, 2024, and December 31, 2023, including cumulative unrealized gains and losses, was as follows.

($ in millions)	June 30, 2024	December 31, 2023
FRB stock	$417	$392
FHLB stock	288	392
Equity investments without a readily determinable fair value
Cost basis at acquisition	74	74
Adjustments
Upward adjustments	53	51
Downward adjustments (including impairment)	(35)	(23)
Carrying amount, equity investments without a readily determinable fair value	92	102
Nonmarketable equity investments	$797	$886
During the three months and six months ended June 30, 2024, and June 30, 2023, respectively, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of June 30, 2024, and June 30, 2023, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Upward adjustments	$—	$1	$1	$7
Downward adjustments (including impairment) (a)	$(14)	$—	$(14)	$(17)
(a)No impairment on FHLB and FRB stock was recognized during both the three months and six months ended June 30, 2024, and 2023.
Total loss on nonmarketable equity investments, net, which includes both realized and unrealized gains and losses, were net losses of $11 million and $9 million for the three months and six months ended June 30, 2024, respectively, compared to a net loss of $11 million for the six months ended June 30, 2023.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2022	$20	$27	$775	$822
Goodwill impairment	—	—	(149)	(149)
Transfer to assets of operations held-for-sale	—	—	(4)	(4)
Goodwill at December 31, 2023	$20	$27	$622	$669
Goodwill acquired	—	—	—	—
Goodwill at June 30, 2024	$20	$27	$622	$669
(a)Includes $479 million of goodwill associated with Ally Credit Card at both June 30, 2024, and December 31, 2023, and $143 million of goodwill associated with Ally Invest at both June 30, 2024, and December 31, 2023.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The net carrying value of intangible assets by class was as follows.

	June 30, 2024			December 31, 2023
($ in millions)	Gross intangible assets	Accumulated amortization	Net carrying value	Gross intangible assets	Accumulated amortization	Net carrying value
Technology	$117	$(71)	$46	$117	$(64)	$53
Customer lists	41	(41)	—	41	(39)	2
Purchased credit card relationships	25	(9)	16	25	(7)	18
Trademarks	2	(2)	—	2	(2)	—
Total intangible assets (a)	$185	$(123)	$62	$185	$(112)	$73
(a)Excludes $22 million of gross intangible assets and $22 million of accumulated amortization that were transferred to assets of operations held-for-sale related to Ally Lending as of December 31, 2023. The sale was closed on March 1, 2024. Refer to Note 2 for additional information.
Estimated future amortization expense of intangible assets are as follows.

($ in millions)
2024	$8
2025	14
2026	14
2027	13
2028	13
Total estimated future amortization expense	$62
12.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	June 30, 2024	December 31, 2023
Noninterest-bearing deposits	$156	$139
Interest-bearing deposits
Savings, money market, and spending accounts	103,145	99,340
Certificates of deposit	48,853	55,187
Total deposit liabilities	$152,154	$154,666
At June 30, 2024, and December 31, 2023, certificates of deposit included $6.7 billion and $7.7 billion, respectively, of those in denominations in excess of $250 thousand.
13.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	June 30, 2024			December 31, 2023
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$1,575	$1,575	$—	$2,550	$2,550
Securities sold under agreements to repurchase	—	1,547	1,547	—	747	747
Total short-term borrowings	$—	$3,122	$3,122	$—	$3,297	$3,297
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of June 30, 2024, the securities sold under agreements to repurchase consisted of $1.1 billion of agency mortgage-backed residential debt securities and $460 million of U.S. Treasury and federal agency securities. The repurchase agreements are set to mature within 30 days. Refer to Note 7 and Note 22 for further details.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. At June 30, 2024, we placed $3 million of cash collateral related to repurchase agreements, and we received $1 million of cash collateral related to repurchase agreements. At December 31, 2023, we received cash collateral of $6 million and non-cash collateral of $1 million related to repurchase agreements.
Long-Term Debt
The following table presents the composition of our long-term debt portfolio.

	June 30, 2024			December 31, 2023
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$1,974	$2,535	$4,509	$1,409	$2,931	$4,340
Due after one year	7,950	3,520	11,470	9,015	4,215	13,230
Total long-term debt (b)	$9,924	$6,055	$15,979	$10,424	$7,146	$17,570
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 19 for additional information.
(b)Includes advances from the FHLB of Pittsburgh of $4.6 billion and $5.6 billion at June 30, 2024, and December 31, 2023, respectively.
The following table presents the scheduled remaining maturity of long-term debt at June 30, 2024, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2024	2025	2026	2027	2028	2029 and thereafter	Total
Unsecured
Long-term debt	$724	$2,483	$152	$1,589	$867	$4,906	$10,721
Original issue discount	(35)	(74)	(82)	(94)	(107)	(405)	(797)
Total unsecured	689	2,409	70	1,495	760	4,501	9,924
Secured
Long-term debt	1,559	2,000	1,803	414	255	24	6,055
Total long-term debt	$2,248	$4,409	$1,873	$1,909	$1,015	$4,525	$15,979
The following table summarizes assets restricted as collateral for the payment of the related debt obligation.

($ in millions)	June 30, 2024	December 31, 2023
Consumer automotive finance receivables	$38,998	$40,805
Consumer mortgage finance receivables	18,046	18,703
Commercial finance receivables	6,235	5,968
Investment securities (amortized cost of $4,905 and $4,030) (a)	4,666	4,036
Other assets (b)	330	—
Total assets restricted as collateral (c) (d)	$68,275	$69,512
Secured debt (e)	$9,177	$10,443
(a)A portion of the restricted investment securities at both June 30, 2024, and December 31, 2023, was restricted under repurchase agreements. Refer to the section above titled Short-Term Borrowings for information on the repurchase agreements.
(b)Includes the collateral account restricted for the payment of credit-linked notes recorded within restricted cash and cash equivalents. Excludes restricted cash and cash reserves for securitization trusts. Refer to Note 11 and Note 18 for additional information.
(c)All restricted assets are those of Ally Bank.
(d)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $27.3 billion and $27.9 billion at June 30, 2024, and December 31, 2023, respectively. These assets were primarily composed of consumer mortgage finance receivables and loans as well as mortgage-backed securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $33.9 billion and $34.0 billion at June 30, 2024, and December 31, 2023, respectively. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(e)Includes $3.1 billion and $3.3 billion of short-term borrowings at June 30, 2024, and December 31, 2023, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
14.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	June 30, 2024	December 31, 2023
Unfunded commitments for proportional amortization investments (a)	$1,025	$973
Accounts payable	573	509
Employee compensation and benefits	313	409
Reserves for insurance losses and loss adjustment expenses (b)	203	140
Operating lease liabilities	111	113
Deferred revenue	106	103
Other liabilities	450	479
Total accrued expenses and other liabilities (c)	$2,781	$2,726
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

	June 30, 2024	December 31, 2023
Series B preferred stock (a)
Issuance date	April 22, 2021	April 22, 2021
Carrying value ($ in millions)	$1,335	$1,335
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,350,000	1,350,000
Number of shares issued and outstanding	1,350,000	1,350,000
Dividend/coupon
Prior to May 15, 2026	4.700%	4.700%
On and after May 15, 2026	Five Year Treasury + 3.868%	Five Year Treasury + 3.868%
Series C preferred stock (a)
Issuance date	June 2, 2021	June 2, 2021
Carrying value ($ in millions)	$989	$989
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,000,000	1,000,000
Number of shares issued and outstanding	1,000,000	1,000,000
Dividend/coupon
Prior to May 15, 2028	4.700%	4.700%
On and after May 15, 2028	Seven Year Treasury + 3.481%	Seven Year Treasury + 3.481%
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
16.    Accumulated Other Comprehensive Loss
The following tables present changes, net of tax, in each component of accumulated other comprehensive loss.

	Three months ended June 30,
	Investment securities (a)
($ in millions)	Available- for-sale securities (b)	Held-to-maturity securities	Translation adjustments and net investment hedges (c)	Cash flow hedges (c)	Accumulated other comprehensive loss
Balance at April 1, 2023	$(3,811)	$—	$18	$17	$(3,776)
Net change	(70)	—	3	(20)	(87)
Balance at June 30, 2023	$(3,881)	$—	$21	$(3)	$(3,863)
Balance at April 1, 2024	$(3,317)	$(667)	$20	$(25)	$(3,989)
Net change	(36)	17	—	(1)	(20)
Balance at June 30, 2024	$(3,353)	$(650)	$20	$(26)	$(4,009)
(a)For additional information on the securities transferred from available-for-sale to held-to-maturity during 2023, refer to Note 7.
(b)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio. Refer to Note 7 for additional information.
(c)For additional information on derivative instruments and hedging activities, refer to Note 19.

	Six months ended June 30,
	Investment securities (a)
($ in millions)	Available- for-sale securities (b)	Held-to-maturity securities	Translation adjustments and net investment hedges (c)	Cash flow hedges (c)	Accumulated other comprehensive loss
Balance at January 1, 2023	$(4,095)	$—	$18	$18	$(4,059)
Net change	214	—	3	(21)	196
Balance at June 30, 2023	$(3,881)	$—	$21	$(3)	$(3,863)
Balance at January 1, 2024	$(3,146)	$(682)	$21	$(9)	$(3,816)
Net change	(207)	32	(1)	(17)	(193)
Balance at June 30, 2024	$(3,353)	$(650)	$20	$(26)	$(4,009)
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Three months ended June 30, 2024 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized losses arising during the period	$(47)		$11		$(36)
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale (a)	(22)	(b)	5	(c)	(17)
Translation adjustments
Net unrealized losses arising during the period	(2)		—		(2)
Net investment hedges (d)
Net unrealized gains arising during the period	2		—		2
Cash flow hedges (d)
Net unrealized losses arising during the period	(3)		1		(2)
Less: Net realized losses reclassified to income from continuing operations	(2)	(e)	1	(c)	(1)
Net change	(1)		—		(1)
Other comprehensive loss	$(26)		$6		$(20)
(a)For additional information on the securities transferred from available-for-sale to held-to-maturity, refer to Note 7.
(b)Includes amounts reclassified to interest and dividends on investment securities and other earning assets in our Condensed Consolidated Statement of Comprehensive Income.
(c)Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.
(d)For additional information on derivative instruments and hedging activities, refer to Note 19.
(e)Includes losses reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

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
(a)For additional information on derivative instruments and hedging activities, refer to Note 19.
(b)Includes gains reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.
(c)Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2024 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized losses arising during the period	$(270)		$64		$(206)
Less: Net realized gains reclassified to income from continuing operations	1	(a)	—	(b)	1
Net change	(271)		64		(207)
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale (c)	(42)	(d)	10	(b)	(32)
Translation adjustments
Net unrealized losses arising during the period	(7)		1		(6)
Net investment hedges (e)
Net unrealized gains arising during the period	6		(1)		5
Cash flow hedges (e)
Net unrealized losses arising during the period	(25)		6		(19)
Less: Net realized losses reclassified to income from continuing operations	(3)	(f)	1	(b)	(2)
Net change	(22)		5		(17)
Other comprehensive loss	$(252)		$59		$(193)
(a)Includes gains reclassified to other (loss) gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.
(b)Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.
(c)For additional information on the securities transferred from available-for-sale to held-to-maturity, refer to Note 7.
(d)Includes amounts reclassified to interest and dividends on investment securities and other earning assets in our Condensed Consolidated Statement of Comprehensive Income.
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
(a)Includes gains reclassified to other (loss) gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income.
(b)Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.
(c)For additional information on derivative instruments and hedging activities, refer to Note 19.
(d)Includes gains reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
17.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands) (a)	2024	2023	2024	2023
Net income from continuing operations	$294	$329	$451	$649
Preferred stock dividends — Series B	(16)	(16)	(32)	(32)
Preferred stock dividends — Series C	(12)	(12)	(24)	(24)
Net income from continuing operations attributable to common stockholders	$266	$301	$395	$593
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income attributable to common stockholders	$266	$301	$395	$592
Basic weighted-average common shares outstanding (b)	306,774	303,684	306,388	303,173
Diluted weighted-average common shares outstanding (b)	309,886	304,646	309,154	304,050
Basic earnings per common share
Net income from continuing operations	$0.87	$0.99	$1.29	$1.96
Net income	$0.87	$0.99	$1.29	$1.95
Diluted earnings per common share
Net income from continuing operations	$0.86	$0.99	$1.28	$1.95
Net income	$0.86	$0.99	$1.28	$1.95
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios,

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm, like Ally, is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of June 30, 2024, the stress capital buffer requirement for Ally was 2.5%. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2024, which was determined to be 2.6% and is scheduled to become effective on October 1, 2024.
Ally and Ally Bank are currently subject to the U.S. Basel III standardized approach for counterparty credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not currently subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. Since Ally and Ally Bank are currently not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income and loss from regulatory capital. As of June 30, 2024, and December 31, 2023, Ally had $4.0 billion and $3.8 billion, respectively, of accumulated other comprehensive loss, net of applicable income taxes, that was excluded from Common Equity Tier 1 capital. Refer to the discussion below about rules proposed by the U.S. banking agencies in 2023 that would require us to recognize all components of accumulated other comprehensive income and loss in regulatory capital, except gains and losses on cash-flow hedges where the hedged items are not recognized on our balance sheet at fair value. Refer also to Note 16 for additional details about our accumulated other comprehensive loss.
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
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both June 30, 2024, and December 31, 2023, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
Under FDICIA and the PCA framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Our brokered deposits totaled $8.7 billion at June 30, 2024, which represented 5.7% of total deposit liabilities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes our capital ratios under U.S. Basel III.

	June 30, 2024		December 31, 2023		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,104	9.59%	$15,129	9.36%	4.50%	(b)
Ally Bank	17,578	11.81	17,217	11.24	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,370	11.03%	$17,392	10.76%	6.00%	6.00%
Ally Bank	17,578	11.81	17,217	11.24	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$19,990	12.70%	$20,055	12.41%	8.00%	10.00%
Ally Bank	19,455	13.07	19,144	12.50	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$17,370	8.85%	$17,392	8.67%	4.00%	(b)
Ally Bank	17,578	9.47	17,217	9.07	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 2.5% at both June 30, 2024, and December 31, 2023.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
On January 1, 2020, we adopted CECL. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for additional information about our allowance for loan losses accounting policy. Under a rule finalized by the FRB and other U.S. banking agencies in 2020, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we deferred and began phasing in on January 1, 2022, is generally calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of June 30, 2024, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $296 million.
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
In August 2023, the U.S. banking agencies issued a proposed rule to improve the resolvability of Category IV firms, like Ally. The proposed rule would require Category II, III, and IV firms, their large consolidated banks, and other institutions to issue and maintain minimum amounts of eligible long-term debt in an amount that is the greater of (i) 6 percent of total RWAs, (ii) 3.5 percent of average total consolidated assets, and (iii) 2.5 percent of total leverage exposure. CIDIs, like Ally Bank, that are consolidated subsidiaries of covered entities, like Ally, would be required to issue eligible long-term debt internally to a company that consolidates the CIDI, which would in turn be required to purchase that long-term debt. Only long-term debt instruments that are most readily able to absorb losses in a resolution proceeding would qualify, and the operations of covered entities would be subject to clean-holding-company requirements such as prohibitions and limitations on their liabilities to unaffiliated entities. Under the proposed rule, a transition period would apply with 25, 50, and 100 percent of the long-term-debt requirements coming into effect by the end of the first, second, and third years, respectively, after finalization of the rule. We are still assessing the impact of this proposed rule but, due to the current structure and amount of debt instruments issued by Ally and Ally Bank, we expect it to significantly affect us.
Whether and when final rules related to these proposals may be adopted and take effect, as well as what changes to the proposed rules may be reflected in any final rules after public comments are considered, remain unclear. Also, beyond these proposed rules, more stringent and less tailored liquidity, stress-testing, and other standards for Category IV firms, like Ally, may be forthcoming, including those that may reinstate the LCR, require more rigorous liquidity stress testing, and return Ally to supervisory stress testing on an annual cycle.
In June 2024, the FDIC issued a final rule that requires each CIDI with $100 billion or more in total assets, like Ally Bank, to submit a full resolution plan with an identified strategy from the point of their failure to disposition of substantially all of the CIDI’s assets and operations through wind-down, liquidation, divestiture, or other return to the private sector. Under the final rule, the CIDI must utilize as its identified strategy the formation or stabilization of a bridge depository institution that continues operations through the completion of the CIDI’s resolution and exit unless the CIDI demonstrates why another strategy is more appropriate based upon its size, complexity, and risk profile. All CIDIs are required to demonstrate capabilities to carry out the sale of the CIDI and its assets. Such capabilities include the capability to maintain continuity of critical services, the capability to produce valuations needed in assessing the resolution strategy that is least costly to the FDIC’s deposit insurance fund, and the capability to establish a virtual due diligence data room promptly in the run-up to or upon failure of the CIDI to support the ability of the FDIC to market and execute a timely sale or disposition of the CIDI and its assets. Each CIDI’s resolution plan will also be subject to additional requirements, including those related to the underlying failure scenario assumptions, resolution plan content, and FDIC reviews of the resolution plan under the final rule. CIDIs not affiliated with U.S. global systemically important banking organizations are subject to a triennial submission cycle in which a full resolution plan is required to be submitted once every three years, with interim supplements due in non-submission years. The final rule is effective on October 1, 2024. We are evaluating the impact of this final rule.
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
We received an updated preliminary stress capital buffer requirement based on our 2022 capital plan submission from the FRB in June 2022, which was determined to be 2.5% and reflected a decline of 100 basis points relative to our prior requirement. The updated 2.5% stress capital buffer requirement was finalized in August 2022 and became effective on October 1, 2022. We submitted our 2023 capital plan to the FRB on April 5, 2023, and received an updated preliminary stress capital buffer requirement in June 2023 that remained unchanged at 2.5%. The 2.5% stress capital buffer requirement was finalized in July 2023 and became effective on October 1, 2023. We submitted our 2024 capital plan to the FRB on April 5, 2024. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2024, which was determined to be 2.6% and is scheduled to become effective on October 1, 2024.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
In February 2023, we accessed the unsecured debt capital markets and issued $500 million of additional subordinated notes, which qualify as Tier 2 capital for Ally under U.S. Basel III. In June 2024, we accessed the debt capital markets and issued $330 million of credit-linked notes based on a reference portfolio of $3.0 billion of consumer automotive loans. The proceeds from this issuance constitute prefunded credit protection for mezzanine tranches of the reference portfolio and are recognized as restricted cash and cash equivalents in other assets on our Condensed Consolidated Balance Sheet. This transaction is structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure.
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
The following table presents information related to our common stock and distributions to our common stockholders.

	Common stock repurchased during period (a) (b)		Number of common shares outstanding		Cash dividends declared per common share (c)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2023
First quarter	$27	836	299,324	300,821	$0.30
Second quarter	2	58	300,821	301,619	0.30
Third quarter	—	5	301,619	301,630	0.30
Fourth quarter	4	145	301,630	302,459	0.30
2024
First quarter	$29	781	302,459	303,978	$0.30
Second quarter	1	13	303,978	304,656	0.30
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)Since the commencement of our initial stock-repurchase program in the third quarter of 2016, we have reduced the number of outstanding shares of our common stock by 37%, from 484 million as of June 30, 2016, to 305 million as of June 30, 2024. Except for repurchases made of shares withheld to cover income taxes owed by participants in our share-based incentive plans, we did not make any common-stock repurchases in 2023 or the first half of 2024, and at this time, the Board has not authorized a stock-repurchase program for 2024.
(c)On July 15, 2024, our Board declared a quarterly cash dividend of $0.30 per share on all common stock, payable on August 15, 2024, to stockholders of record at the close of business on August 1, 2024.
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
We enter into arrangements with certain counterparties through which we issue credit-linked notes covering a specified pool of loans. These notes contain an embedded derivative (referred to as a credit-linked note derivative), which provides us credit protection against the risk of loss when a specified credit event occurs on the reference pool.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the six months ended June 30, 2024, or 2023.
We placed cash and noncash collateral with counterparties totaling $1 million and $481 million, respectively, supporting our derivative positions at June 30, 2024, compared to $6 million and $642 million of cash and noncash collateral, respectively, at December 31, 2023. These amounts include noncash collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets. We granted our counterparties the right to sell or pledge the noncash collateral.
We received cash collateral from counterparties totaling $6 million and $31 million at June 30, 2024, and December 31, 2023, respectively. These amounts exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities.

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

	June 30, 2024			December 31, 2023
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$30,450	$—	$—	$35,835
Purchased options	5	—	6,250	31	—	6,250
Foreign exchange contracts
Forwards	—	1	161	—	6	166
Total derivatives designated as accounting hedges	5	1	36,861	31	6	42,251
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	—	—	1,000	—	—	2,000
Forwards	1	—	116	—	—	70
Written options	2	—	135	2	—	88
Total interest rate risk	3	—	1,251	2	—	2,158
Foreign exchange contracts
Forwards	—	—	48	—	1	59
Total foreign exchange risk	—	—	48	—	1	59
Credit contracts
Credit-linked note derivative	—	—	330	—	—	—
Other credit derivatives (a)	—	5	n/a	—	10	n/a
Total credit risk	—	5	330	—	10	—
Equity contracts
Written options	—	1	—	—	—	—
Total equity risk	—	1	—	—	—	—
Total derivatives not designated as accounting hedges	3	6	1,629	2	11	2,217
Total derivatives	$8	$7	$38,490	$33	$17	$44,468
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $17 million and $29 million as of June 30, 2024, and December 31, 2023, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
($ in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Assets
Available-for-sale securities (b)	$15,713	$16,302	$(301)	$(79)	$(145)	$(156)
Finance receivables and loans, net (c)	42,197	54,189	(166)	(93)	(17)	(27)
Liabilities
Long-term debt	$7,030	$7,750	$94	$100	$94	$100
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include the amortized cost basis and unallocated basis adjustments of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2024, and December 31, 2023, the amortized cost basis and unallocated basis adjustments of the closed portfolios used in these hedging relationships was $14.3 billion and $14.8 billion, respectively, of which $14.0 billion and $14.6 billion, respectively, represents the amortized cost basis and unallocated basis adjustments of closed portfolios designated in an active hedge relationship. At June 30, 2024, and December 31, 2023, the total cumulative basis adjustments associated with these hedging relationships was a $247 million liability and a $45 million liability, respectively, of which the portion related to discontinued hedging relationships was a $112 million liability and a $120 million liability, respectively. At both June 30, 2024, and December 31, 2023, the notional amounts of the designated hedged items was $11.3 billion, with cumulative basis adjustments of a $136 million liability and a $75 million asset, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. Refer to Note 7 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)These amounts include the carrying value of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2024, and December 31, 2023, the carrying value of the closed portfolios used in these hedging relationships was $42.2 billion and $54.2 billion, respectively, of which $35.1 billion and $50.0 billion, respectively, represents the carrying value of closed portfolios designated in an active hedge relationship. At June 30, 2024, and December 31, 2023, the total cumulative basis adjustments associated with these hedging relationships was a $166 million liability and a $93 million liability, respectively, of which the portion related to discontinued hedging relationships was a $17 million liability and a $27 million liability, respectively. At June 30, 2024, and December 31, 2023, the notional amounts of the designated hedged items were $17.8 billion and $23.2 billion, respectively, with cumulative basis adjustments of a $149 million liability and a $66 million liability, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$5	$4	$10	$9
Total interest rate contracts	5	4	10	9
Foreign exchange contracts
Other operating expenses	1	(1)	2	—
Total foreign exchange contracts	1	(1)	2	—
Credit contracts
Other income, net of losses	—	—	—	(5)
Total credit contracts	—	—	—	(5)
Equity contracts
Other income, net of losses	2	(3)	2	(7)
Total equity contracts	2	(3)	2	(7)
Total gain (loss) recognized in earnings	$8	$—	$14	$(3)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables summarize the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended June 30, ($ in millions)	2024	2023	2024	2023	2024	2023
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—
Hedged available-for-sale securities	—	—	(28)	(238)	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	28	238	—	—
Hedged fixed-rate consumer automotive loans	11	(39)	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(11)	39	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	(2)	5	—	—	—	—
Total (loss) gain on cash flow hedging relationships	$(2)	$5	$—	$—	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$2,845	$2,721	$265	$247	$244	$252

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Six months ended June 30, ($ in millions)	2024	2023	2024	2023	2024	2023
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$1
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	(1)
Hedged available-for-sale securities	—	—	(233)	(108)	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	233	108	—	—
Hedged fixed-rate consumer automotive loans	(83)	166	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	83	(166)	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	(3)	10	—	—	—	—
Total (loss) gain on cash flow hedging relationships	$(3)	$10	$—	$—	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$5,672	$5,296	$531	$485	$492	$479
During the next 12 months, we estimate $24 million of losses will be reclassified into pretax earnings from derivatives designated as cash flow hedges.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables summarize the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended June 30, ($ in millions)	2024	2023	2024	2023	2024	2023
Gain on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$3	$2
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	—	—
Amortization of deferred basis adjustments of available-for-sale securities	—	—	5	6	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	49	27	—	—
Amortization of deferred loan basis adjustments	4	8	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	65	189	—	—	—	—
Total gain on fair value hedging relationships	$69	$197	$54	$33	$3	$2

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Six months ended June 30, ($ in millions)	2024	2023	2024	2023	2024	2023
Gain on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$5	$4
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	1	1
Amortization of deferred basis adjustments of available-for-sale securities	—	—	11	11	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	97	40	—	—
Amortization of deferred loan basis adjustments	9	18	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	147	351	—	—	—	—
Total gain on fair value hedging relationships	$156	$369	$108	$51	$6	$5
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Interest rate contracts
Loss recognized in other comprehensive (loss) income	$(1)	$(27)	$(22)	$(28)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Foreign exchange contracts (a) (b)
Gain (loss) recognized in other comprehensive (loss) income	$2	$(3)	$6	$(3)
(a)There were no amounts excluded from effectiveness testing for the three months and six months ended June 30, 2024, or 2023.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months and six months ended June 30, 2024, or 2023.
20.    Income Taxes
We recognized total income tax benefit from continuing operations of $37 million and $23 million for the three months and six months ended June 30, 2024, respectively, compared to income tax expense of $74 million and $142 million for the same periods in 2023. The decreases in income tax expense for the three months and six months ended June 30, 2024, compared to the same periods in 2023, were primarily due to an increase in qualified clean vehicle tax credits and the tax effects of a decrease in pretax earnings. The increase in qualified clean vehicle tax credits was primarily driven by a new automotive manufacturer relationship added during the six months ended June 30, 2024, which increased our purchased battery-electric vehicle lease origination volume. We record qualified clean vehicle tax credits as part of our investment tax credit category. All our investment tax credits are accounted for using the flow-through method and are recognized as a reduction to current income tax expense. The income tax benefit for qualified clean vehicle tax credits, along with other tax credits, resulted in a significant variation in the customary relationship between pretax income and income tax expense for the three months and six months ended June 30, 2024.
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
We also enter into interest rate lock commitments and forward commitments that are executed as part of our mortgage business, certain of which meet the accounting definition of a derivative and therefore are recorded as derivatives on our Condensed Consolidated Balance Sheet. Interest rate lock commitments are valued with unobservable inputs, so they are classified as Level 3. Certain forward commitments are Level 2 and others are Level 3 depending on the valuation model inputs.
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

	Recurring fair value measurements
June 30, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$806	$—	$—	$806
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,047	—	—	2,047
U.S. States and political subdivisions	—	611	11	622
Foreign government	38	137	—	175
Agency mortgage-backed residential	—	14,336	—	14,336
Mortgage-backed residential	—	214	—	214
Agency mortgage-backed commercial	—	3,812	—	3,812
Asset-backed	—	260	—	260
Corporate debt	—	1,734	—	1,734
Total available-for-sale securities	2,085	21,104	11	23,200
Mortgage loans held-for-sale (c)	—	38	2	40
Other assets
Derivative contracts in a receivable position
Interest rate	—	6	2	8
Total derivative contracts in a receivable position	—	6	2	8
Total assets	$2,891	$21,148	$15	$24,054
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Foreign currency	$—	$1	$—	$1
Credit	—	—	5	5
Equity	1	—	—	1
Total derivative contracts in a payable position	1	1	5	7
Total liabilities	$1	$1	$5	$7
(a)Our direct investment in any one industry did not exceed 13%. The concentration calculation excludes our investment in mutual funds and ETFs.
(b)Excludes $48 million of equity securities that are measured at fair value using the net asset value practical expedient and therefore are not classified in the fair value hierarchy.
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

	Equity securities		Available-for-sale securities		Mortgage loans held-for-sale (a)		Finance receivables and loans, net (a)
($ in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Assets
Fair value at April 1,	$—	$1	$11	$4	$—	$—	$—	$2
Net realized/unrealized gains
Included in earnings	—	—	—	—	—	—	—	—
Included in OCI	—	—	—	—	—	—	—	—
Purchases and originations	—	—	—	1	2	—	—	—
Sales	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	(2)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value at June 30,	$—	$1	$11	$5	$2	$—	$—	$—
Net unrealized gains still held at June 30,
Included in earnings	$—	$—	$—	$—	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—	—	—
(a)     Carried at fair value due to fair value option elections.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2024	2023
Liabilities
Fair value at April 1,	$8	$42
Net realized/unrealized gains
Included in earnings	(5)	(3)
Included in OCI	—	—
Purchases and originations	—	—
Sales	—	—
Issuances	—	—
Settlements	(5)	(25)
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	5	4
Fair value at June 30,	$3	$18
Net unrealized gains still held at June 30,
Included in earnings	$(2)	$(1)
Included in OCI	—	—
(a)Net realized/unrealized gains are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during both the three months ended June 30, 2024, and June 30, 2023. These transfers are deemed to have occurred at the end of the reporting period.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Equity securities		Available-for-sale securities		Mortgage loans held-for-sale (a)		Finance receivables and loans, net (a)
($ in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Assets
Fair value at January 1,	$1	$1	$9	$4	$—	$—	$—	$3
Net realized/unrealized gains
Included in earnings	—	—	—	—	—	—	—	—
Included in OCI	—	—	—	—	—	—	—	—
Purchases and originations	—	—	2	1	2	—	—	—
Sales	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	—	—	—	—	—	—	—	(3)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	(1)	—	—	—	—	—	—	—
Fair value at June 30,	$—	$1	$11	$5	$2	$—	$—	$—
Net unrealized gains still held at June 30,
Included in earnings	$—	$—	$—	$—	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—	—	—
(a)     Carried at fair value due to fair value option elections.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2024	2023
Liabilities
Fair value at January 1,	$8	$39
Net realized/unrealized gains
Included in earnings	(9)	(3)
Included in OCI	—	—
Purchases and originations	—	—
Sales	—	—
Issuances	—	—
Settlements	(5)	(25)
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	9	7
Fair value at June 30,	$3	$18
Net unrealized gains still held at June 30,
Included in earnings	$(7)	$(1)
Included in OCI	—	—
(a)Net realized/unrealized gains are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during both the six months ended June 30, 2024, and June 30, 2023. These transfers are deemed to have occurred at the end of the reporting period.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at June 30, 2024, and December 31, 2023, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period. These tables exclude assets of operations held-for-sale, refer to Note 2 for additional information.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
June 30, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$159	$159	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	14	14	—	n/m	(a)
Other	—	—	44	44	(47)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	58	58	(47)	n/m	(a)
Other assets
Nonmarketable equity investments	—	—	8	8	6	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	6	6	(1)	n/m	(a)
Total assets	$—	$—	$231	$231	$(42)	n/m
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Fair Value Option for Financial Assets
We elected the fair value option for an insignificant amount of conforming mortgage loans held-for-sale, non-conforming jumbo mortgage loans held-for-sale, and certain personal lending finance receivables. We elected the fair value option for conforming mortgage loans held-for-sale and certain non-conforming jumbo mortgage loans held-for-sale to mitigate earnings volatility by better matching the accounting for the assets with the related derivatives. We elected the fair value option for certain personal lending finance receivables to mitigate the complexities of recording these loans at amortized cost. Our intent in electing fair value measurement was to mitigate a divergence between accounting gains or losses and economic exposure for certain assets and liabilities.
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. This table excludes assets of operations held-for-sale, refer to Note 2 for additional information. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at June 30, 2024, and December 31, 2023.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
June 30, 2024
Financial assets
Held-to-maturity securities	$4,548	$—	$4,503	$—	$4,503
Loans held-for-sale, net	276	—	—	276	276
Finance receivables and loans, net	135,211	—	—	136,626	136,626
FHLB/FRB stock (a)	705	—	705	—	705
Financial liabilities
Deposit liabilities	$48,853	$—	$—	$48,775	$48,775
Short-term borrowings	3,122	—	—	3,158	3,158
Long-term debt	15,979	—	11,916	5,018	16,934
December 31, 2023
Financial assets
Held-to-maturity securities	$4,680	$—	$4,729	$—	$4,729
Loans held-for-sale, net	375	—	—	375	375
Finance receivables and loans, net	135,852	—	—	137,244	137,244
FHLB/FRB stock (a)	784	—	784	—	784
Financial liabilities
Deposit liabilities	$55,187	$—	$—	$55,311	$55,311
Short-term borrowings	3,297	—	—	3,335	3,335
Long-term debt	17,570	—	12,789	5,749	18,538
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At June 30, 2024, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 19.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
June 30, 2024
Assets
Derivative assets (d)	$8	$—	$8	$—	$(5)	$3
Total assets	$8	$—	$8	$—	$(5)	$3
Liabilities
Derivative liabilities (e)	$7	$—	$7	$—	$(2)	$5
Securities sold under agreements to repurchase (f)	1,547	—	1,547	—	(1,547)	—
Total liabilities	$1,554	$—	$1,554	$—	$(1,549)	$5
December 31, 2023
Assets
Derivative assets (d)	$33	$—	$33	$—	$(31)	$2
Total assets	$33	$—	$33	$—	$(31)	$2
Liabilities
Derivative liabilities (e)	$17	$—	$17	$—	$(6)	$11
Securities sold under agreements to repurchase (f)	747	—	747	—	(747)	—
Total liabilities	$764	$—	$764	$—	$(753)	$11
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
(d)Includes derivative assets with no offsetting arrangements of $3 million and $2 million at June 30, 2024, and December 31, 2023, respectively.
(e)Includes derivative liabilities with no offsetting arrangements of $5 million and $10 million as of June 30, 2024, and December 31, 2023, respectively.
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
Financial information for our reportable operating segments is summarized as follows.

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2024
Net financing revenue and other interest income	$1,314	$30	$53	$104	$(6)	$1,495
Other revenue	93	338	5	30	39	505
Total net revenue	1,407	368	58	134	33	2,000
Provision for credit losses	383	—	(1)	3	72	457
Total noninterest expense	617	410	32	33	194	1,286
Income (loss) from continuing operations before income tax expense	$407	$(42)	$27	$98	$(233)	$257
Total assets	$115,772	$9,174	$18,010	$9,869	$39,706	$192,531
2023
Net financing revenue and other interest income	$1,349	$29	$53	$92	$50	$1,573
Other revenue	83	337	5	28	53	506
Total net revenue	1,432	366	58	120	103	2,079
Provision for credit losses	331	—	—	15	81	427
Total noninterest expense	600	358	37	33	221	1,249
Income (loss) from continuing operations before income tax expense	$501	$8	$21	$72	$(199)	$403
Total assets	$113,757	$8,890	$18,997	10,190	$45,407	$197,241
(a)Net financing revenue and other interest income after the provision for credit losses totaled $1.0 billion and $1.1 billion for the three months ended June 30, 2024, and 2023, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2024
Net financing revenue and other interest income	$2,628	$59	$105	$215	$(56)	$2,951
Other revenue	190	722	11	53	59	1,035
Total net revenue	2,818	781	116	268	3	3,986
Provision for credit losses	831	—	(1)	2	132	964
Total noninterest expense	1,258	753	65	78	440	2,594
Income (loss) from continuing operations before income tax expense	$729	$28	$52	$188	$(569)	$428
Total assets	$115,772	$9,174	$18,010	$9,869	$39,706	$192,531
2023
Net financing revenue and other interest income	$2,671	$55	$107	$195	$147	$3,175
Other revenue	160	718	9	57	60	1,004
Total net revenue	2,831	773	116	252	207	4,179
Provision for credit losses	682	—	(1)	30	162	873
Total noninterest expense	1,206	673	75	78	483	2,515
Income (loss) from continuing operations before income tax expense	$943	$100	$42	$144	$(438)	$791
Total assets	$113,757	$8,890	$18,997	$10,190	$45,407	$197,241
(a)Net financing revenue and other interest income after the provision for credit losses totaled $2.0 billion and $2.3 billion for the six months ended June 30, 2024, and 2023, respectively.
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
25.    Subsequent Events
Declaration of Common Dividend
On July 15, 2024, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend is payable on August 15, 2024, to stockholders of record at the close of business on August 1, 2024.
Unsecured Debt Issuance
On July 26, 2024, we accessed the unsecured debt capital markets and issued $750 million of senior notes, which provided additional liquidity at Ally Financial Inc. The notes are scheduled to mature in 2035.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2024	2023	Favorable/(unfavorable) % change	2024	2023	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,407	$1,432	(2)	$2,818	$2,831	—
Insurance	368	366	1	781	773	1
Mortgage Finance	58	58	—	116	116	—
Corporate Finance	134	120	12	268	252	6
Corporate and Other	33	103	(68)	3	207	(99)
Total	$2,000	$2,079	(4)	$3,986	$4,179	(5)
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$407	$501	(19)	$729	$943	(23)
Insurance	(42)	8	n/m	28	100	(72)
Mortgage Finance	27	21	29	52	42	24
Corporate Finance	98	72	36	188	144	31
Corporate and Other	(233)	(199)	(17)	(569)	(438)	(30)
Total	$257	$403	(36)	$428	$791	(46)
n/m = not meaningful
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers and automotive retailers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our success as an automotive-finance provider is driven by the consistent and broad range of products and services we offer to dealers and automotive retailers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automobile manufacturers and suppliers. We continue to identify and cultivate relationships with automotive retailers, including those with leading e-commerce platforms. We also operate an online direct-lending platform for consumers seeking direct financing. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Additionally, we provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. Beyond offering a full suite of solutions for our dealership customers, we also offer application pass-through programs for credit applications that do not meet our underwriting criteria, allowing dealers to

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
provide expanded access to credit for consumers and improve sales at their dealership. Through our pass-through programs, we are able to monetize our declined applications by generating a combination of acquisition fee and servicing revenue for loans that are originated, sold to, and serviced on behalf of a third-party lender, or one-time acquisition fees for loans funded and serviced by a third party. Furthermore, our strong and expansive dealer relationships, comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. We have provided and continue to provide automobile financing for battery-electric and plug-in hybrid vehicles, including brands such as Jeep, Tesla, Ford, and BMW. This positions us to remain a leader in automotive financing as we believe the majority of these vehicles will be sold through dealerships and automotive retailers with whom we have an established relationship. Additionally, we partner and build relationships with automotive manufacturers who use a direct-to-consumer model. During the six months ended June 30, 2024, $670 million of our consumer automotive retail loan originations and purchases, and $1.1 billion of our operating lease originations and purchases, were for battery-electric and plug-in hybrid vehicles. As of June 30, 2024, $1.6 billion of our consumer automotive finance receivables and loans had battery-electric or plug-in hybrid vehicles as the underlying collateral, and $1.8 billion of our investment in operating leases were battery-electric or plug-in hybrid vehicles.
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
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel, and commercial insurance products sold directly to dealers. We serve approximately 2.5 million consumers nationwide across F&I and P&C products. During 2024, we added relationships with Nissan and Toyota to our vehicle inventory insurance program. In addition, we offer F&I products in Canada, where we serve more than 450 thousand consumers and are the preferred VSC and other protection plan provider for GM Canada and VSC provider for Subaru Canada. Our contract to serve as the preferred VSC and protection plan provider for GM Canada extends into the third quarter of 2027.
As part of our focus on offering dealers a broad range of consumer F&I products, we offer VSCs, VMCs, and GAP products. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models. We also underwrite ClearGuard on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction. Additionally, we underwrite selected commercial insurance coverages, which primarily insure dealers’ wholesale vehicle inventory, and offer additional products to protect a dealer’s business, including property and liability coverage that is underwritten by a third-party carrier with a portion of the insurance risk assumed through a quota share agreement. On a smaller scale, we also periodically assume other insurance risks through quota share arrangements and perform services as an underwriting carrier for an insurance program managed by a third party where we cede the majority of such business to external reinsurance markets.
Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles, make us a premier automotive finance and insurance company ready to support and strengthen our approximately 21,800 active dealer relationships as of June 30, 2024. A dealer is considered to have an active relationship with us if we provided automotive financing, remarketing, or insurance services during the three months ended June 30, 2024.
•Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes our direct-to-consumer Ally Home mortgage offering, and bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties.
Through our direct-to-consumer channel, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third party. Under our current arrangement, our direct-to-consumer conforming mortgages and certain direct-to-consumer non-conforming jumbo mortgages are originated as held-for-sale and sold. The remaining jumbo and LMI mortgages are originated as held-for-investment and subserviced by a third party. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. In April 2019, we announced a strategic partnership with BMC, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, BMC conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. This partnership with BMC limits operational volatility as the mortgage industry continues to evolve in the current interest rate environment. During the six months ended June 30, 2024, we originated $494 million of mortgage loans through our direct-to-consumer channel.
Through the bulk loan channel, we purchase loans from several qualified sellers, including direct originators and large aggregators who have the financial capacity to support strong representations and warranties, and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the six months ended June 30, 2024,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
we purchased $8 million of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.
The combination of our direct-to-consumer strategy and bulk portfolio purchase program provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.
•Our Corporate Finance operations primarily offer senior-secured loans to private equity sponsor-owned U.S.-based middle-market companies and to well-established asset managers that mostly provide leveraged loans. The portfolio is composed of floating-rate leveraged asset-based and cash flow/enterprise value loans. Our Corporate Finance operations had $9.9 billion of assets at June 30, 2024, and generated $268 million of total net revenue during the six months ended June 30, 2024, and continues to offer attractive returns and diversification benefits to our broader lending portfolio. Our Sponsor Finance business focuses on companies owned by private-equity sponsors with loans typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, turnarounds, and debtor-in-possession financings. Additionally, our Lender Finance business provides asset managers with facilities to partially fund their direct-lending activities. We also provide a commercial real estate product, currently focused on lending to skilled nursing facilities, senior housing, and medical office buildings.
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
We closed the sale of Ally Lending on March 1, 2024. For further information, refer to Note 2 to the Condensed Consolidated Financial Statements.
Financial information related to our credit card business, Ally Credit Card, is included within Corporate and Other. Ally Credit Card is our scalable, digital-first credit card platform and features leading-edge technology, and a proprietary, analytics-based underwriting model. We believe Ally Credit Card enhances our ability to grow and deepen both new and existing customer relationships. As of June 30, 2024, our credit card business had $2.0 billion of finance receivables and loans and approximately 1.2 million active cardholders.
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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2024	2023	Favorable/(unfavorable) % change	2024	2023	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$3,538	$3,454	2	$7,120	$6,740	6
Total interest expense	1,866	1,681	(11)	3,788	3,139	(21)
Net depreciation expense on operating lease assets	177	200	12	381	426	11
Net financing revenue and other interest income	1,495	1,573	(5)	2,951	3,175	(7)
Other revenue
Insurance premiums and service revenue earned	341	310	10	686	616	11
Gain on mortgage and automotive loans, net	6	5	20	12	9	33
Other (loss) gain on investments, net	(7)	26	(127)	22	100	(78)
Other income, net of losses	165	165	—	315	279	13
Total other revenue	505	506	—	1,035	1,004	3
Total net revenue	2,000	2,079	(4)	3,986	4,179	(5)
Provision for credit losses	457	427	(7)	964	873	(10)
Noninterest expense
Compensation and benefits expense	442	448	1	961	985	2
Insurance losses and loss adjustment expenses	181	134	(35)	293	222	(32)
Other operating expenses	663	667	1	1,340	1,308	(2)
Total noninterest expense	1,286	1,249	(3)	2,594	2,515	(3)
Income from continuing operations before income tax (benefit) expense	257	403	(36)	428	791	(46)
Income tax (benefit) expense from continuing operations	(37)	74	150	(23)	142	116
Net income from continuing operations	$294	$329	(11)	$451	$649	(31)
Financial ratios:
Return on average assets (a)	0.62%	0.68%	n/m	0.47%	0.68%	n/m
Return on average equity (a)	8.55%	9.57%	n/m	6.59%	9.58%	n/m
Equity to assets (a)	7.20%	7.11%	n/m	7.11%	7.06%	n/m
Common dividend payout ratio (b)	34.48%	30.30%	n/m	46.51%	30.77%	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
We earned net income from continuing operations of $294 million and $451 million for the three months and six months ended June 30, 2024, respectively, compared to $329 million and $649 million for the three months and six months ended June 30, 2023. During the three months and six months ended June 30, 2024, results were favorably impacted by higher total financing revenue and other interest income, a decrease in income tax expense from continuing operations, and an increase in insurance premiums and service revenue earned. These items were more than offset by higher interest expense, provision for credit losses, and noninterest expense for the three months and six months ended June 30, 2024.
Net financing revenue and other interest income decreased $78 million and $224 million for the three months and six months ended June 30, 2024, respectively, as compared to the three months and six months ended June 30, 2023. Consumer automotive revenue increased as higher portfolio yields resulting from pricing actions taken in response to rising benchmark interest rates contributed to the increases in revenue. The increases were partially offset by lower average consumer assets resulting from the transfers of financial assets to nonconsolidated SPEs. Commercial automotive revenue increased due to higher average assets resulting from improvements in new vehicle supply. The increases were also impacted by higher yields from higher benchmark interest rates, as our commercial automotive loans are generally variable-rate. Additionally, revenue increased due to the impacts of a higher interest rate environment on the investment securities portfolio and higher interest associated with cash and cash equivalents. These increases were more than offset by higher interest expense for

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
the three months and six months ended June 30, 2024, as compared to the same periods in 2023, in response to higher benchmark interest rates, which increased our cost of funds associated with our deposit liabilities. Additionally, the decrease in net financing revenue and other interest income was driven by the sale of Ally Lending, which closed on March 1, 2024.
Insurance premiums and service revenue earned was $341 million and $686 million for the three months and six months ended June 30, 2024, respectively, compared to $310 million and $616 million for the three months and six months ended June 30, 2023. The increases for the three months and six months ended June 30, 2024, were primarily driven by growth of our P&C vehicle inventory insurance program due to higher dealer inventory levels and the addition of new relationships with Nissan and Toyota. The increases were also driven by higher other premium and service revenue written from non-automotive assumed reinsurance business.
Other loss on investments, net was $7 million for the three months ended June 30, 2024, and other gain on investments, net was $22 million for the six months ended June 30, 2024, compared to other gain on investments, net of $26 million and $100 million for the three months and six months ended June 30, 2023, respectively. The decreases for the three months and six months ended June 30, 2024, compared to the same periods in 2023, were primarily attributable to the performance of the equity securities included in the portfolio.
Other income, net of losses was $165 million and $315 million for the three months and six months ended June 30, 2024, respectively, compared to $165 million and $279 million for the three months and six months ended June 30, 2023. The increase for the six months ended June 30, 2024, was primarily driven by increased servicing fees resulting from the growth in financial assets transferred to a nonconsolidated SPE for which we retain the ongoing right to service the assets.
The provision for credit losses increased $30 million and $91 million for the three months and six months ended June 30, 2024, respectively, compared to the three months and six months ended June 30, 2023. The increases in provision for credit losses for the three months and six months ended June 30, 2024, were primarily driven by higher net charge-offs in our consumer automotive portfolio, partially offset by the sale of Ally Lending. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $37 million and $79 million for the three months and six months ended June 30, 2024, as compared to the three months and six months ended June 30, 2023. The increases for the three months and six months ended June 30, 2024, were primarily driven by insurance losses and loss adjustment expenses from our vehicle inventory insurance program attributable to higher weather frequency and severity, growth in our P&C business, higher GAP losses driven by used vehicle value normalization, and growth in non-automotive assumed reinsurance business. The increases were also driven by increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products, and higher collection and repossession costs. Additionally the increase for the six months ended June 30, 2024, was driven by an increase to our FDIC special assessment.
We recognized total income tax benefit from continuing operations of $37 million and $23 million for the three months and six months ended June 30, 2024, respectively, compared to income tax expense of $74 million and $142 million for the three months and six months ended June 30, 2023. The decreases in income tax expense for the three months and six months ended June 30, 2024, compared to the same periods in 2023, were primarily due to an increase in qualified clean vehicle tax credits and the tax effects of a decrease in pretax earnings. The increase in qualified clean vehicle tax credits was primarily driven by a new automotive manufacturer relationship added during the six months ended June 30, 2024, which increased our purchased battery-electric vehicle lease origination volume. The income tax benefit for qualified clean vehicle tax credits, along with other tax credits, resulted in a significant variation in the customary relationship between pretax income and income tax expense for the three months and six months ended June 30, 2024.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2024	2023	Favorable/(unfavorable) % change	2024	2023	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,837	$1,649	11	$3,645	$3,225	13
Commercial	435	335	30	846	634	33
Loans held-for-sale	1	1	—	2	4	(50)
Operating leases	333	392	(15)	689	794	(13)
Total financing revenue and other interest income	2,606	2,377	10	5,182	4,657	11
Interest expense	1,115	828	(35)	2,173	1,560	(39)
Net depreciation expense on operating lease assets (a)	177	200	12	381	426	11
Net financing revenue and other interest income	1,314	1,349	(3)	2,628	2,671	(2)
Other revenue
Gain on automotive loans, net	1	—	n/m	1	—	n/m
Other income, net of losses	92	83	11	189	160	18
Total other revenue	93	83	12	190	160	19
Total net revenue	1,407	1,432	(2)	2,818	2,831	—
Provision for credit losses	383	331	(16)	831	682	(22)
Noninterest expense
Compensation and benefits expense	160	160	—	338	341	1
Other operating expenses	457	440	(4)	920	865	(6)
Total noninterest expense	617	600	(3)	1,258	1,206	(4)
Income from continuing operations before income tax expense	$407	$501	(19)	$729	$943	(23)
Total assets	$115,772	$113,757	2	$115,772	$113,757	2
n/m = not meaningful
(a)Includes net remarketing gains of $59 million and $105 million for the three months and six months ended June 30, 2024, respectively, compared to $70 million and $117 million for the three months and six months ended June 30, 2023.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $407 million and $729 million for the three months and six months ended June 30, 2024, respectively, compared to $501 million and $943 million for the three months and six months ended June 30, 2023. For the three months and six months ended June 30, 2024, the decreases were primarily due to higher interest expense and higher provision for credit losses, partially offset by higher total financing revenue and other interest income.
Consumer automotive loan financing revenue and other interest income increased $188 million and $420 million for the three months and six months ended June 30, 2024, respectively, compared to the same periods in 2023. Higher portfolio yields resulting from pricing actions taken in response to rising benchmark interest rates contributed to the increases in revenue. The increases were partially offset by lower average consumer assets resulting from the transfers of financial assets to nonconsolidated SPEs. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information regarding assets sold to nonconsolidated SPEs.
Commercial loan financing revenue and other interest income increased $100 million and $212 million for the three months and six months ended June 30, 2024, respectively, compared to the three months and six months ended June 30, 2023. The increases were primarily due to higher asset balances resulting from improvements in new vehicle supply. The increases were also impacted by higher yields from higher benchmark interest rates, as our commercial automotive loans are generally variable-rate.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Interest expense was $1.1 billion and $2.2 billion for the three months and six months ended June 30, 2024, respectively, compared to $828 million and $1.6 billion for the three months and six months ended June 30, 2023. The increases for the three months and six months ended June 30, 2024, were primarily driven by a higher interest rate environment, resulting in higher funding costs.
Total net operating lease revenue decreased $36 million and $60 million for the three months and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The decreases in net operating lease revenue were driven by lower asset balances, as well as lower remarketing gains. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
Total other revenue increased $10 million and $30 million for the three months and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increases were primarily due to an increase in servicing fees resulting from the growth in financial assets transferred to a nonconsolidated SPE for which we retain the ongoing right to service the assets. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information regarding assets sold to nonconsolidated SPEs.
The provision for credit losses increased $52 million and $149 million for the three months and six months ended June 30, 2024, respectively, compared to the three months and six months ended June 30, 2023. The increases in provision for credit losses were primarily driven by higher net charge-offs in our consumer automotive portfolio during the three months and six months ended June 30, 2024. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$83,626	8.83%	$84,459	7.83%	$83,913	8.73%	$84,304	7.71%
Commercial
Wholesale floorplan (d)	18,003	7.69	13,764	7.57	17,418	7.71	13,331	7.36
Other commercial automotive (e)	6,421	5.67	5,945	5.16	6,380	5.64	5,851	5.10
Investment in operating leases, net (f)	8,619	7.28	10,110	7.60	8,787	7.06	10,272	7.22
(a)Average balances are calculated using an average daily balance methodology.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
(c)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 9.19% and 9.13% for the three months and six months ended June 30, 2024, respectively, and 8.81% and 8.65% for the three months and six months ended June 30, 2023.
(d)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 7.64% and 7.67% for the three months and six months ended June 30, 2024, respectively, and 7.71% and 7.51% for the three months and six months ended June 30, 2023.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes net gains on the sale of off-lease vehicles of $59 million and $105 million for the three months and six months ended June 30, 2024, respectively, compared to $70 million and $117 million for the three months and six months ended June 30, 2023. Excluding these gains on sale, the yield was 4.52% and 4.66% for the three months and six months ended June 30, 2024, respectively, compared to 4.83% and 4.93% for the three months and six months ended June 30, 2023.
During the three months and six months ended June 30, 2024, our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased 100 and 102 basis points, respectively, as compared to the same periods in 2023. The increases for the three months and six months ended June 30, 2024, were primarily driven by higher portfolio yields resulting from pricing actions. We continued to opportunistically adjust pricing in response to elevated benchmark interest rates. Our portfolio yield for consumer automotive loans, including the effects of derivative financial instruments designated as hedges, was 36 and 40 basis points higher than our portfolio yield for consumer automotive loans excluding the effects of derivative financial instruments designated as hedges for the three months and six months ended June 30, 2024, respectively. This is attributable to the execution of hedging strategies that are used to mitigate interest rate risks. The effects of derivative financial instruments designated as hedges are included within Corporate and Other. Refer to Note 19 to the Condensed Consolidated Financial Statements for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
The following table presents retail loan originations and purchases by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended June 30, 2024
S	$2.5	41	761	$1.3	46	758
A	2.7	44	690	1.2	43	686
B	0.7	12	646	0.3	11	651
C	0.2	3	610	—	—	616
Total retail originations	$6.1	100	710	$2.8	100	714
Three months ended June 30, 2023
S	$2.5	37	752	$1.4	47	748
A	2.9	44	687	1.3	43	687
B	0.8	12	642	0.2	7	653
C	0.2	3	594	0.1	3	622
D	0.1	2	558	—	—	564
E	0.1	2	547	—	—	543
Total retail originations	$6.6	100	698	$3.0	100	709
Six months ended June 30, 2024
S	$5.0	39	758	$2.5	48	755
A	5.5	43	689	2.2	42	687
B	1.7	14	644	0.5	10	652
C	0.4	3	602	—	—	617
D	0.1	1	563	—	—	568
Total retail loan originations	$12.7	100	706	$5.2	100	713
Six months ended June 30, 2023
S	$4.1	32	750	$2.4	42	748
A	5.6	44	687	2.6	46	686
B	2.1	16	646	0.6	10	654
C	0.6	5	604	0.1	2	626
D	0.2	2	563	—	—	572
E	0.1	1	553	—	—	541
Total retail loan originations	$12.7	100	693	$5.7	100	705
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; payment-to-income ratio; and debt-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total retail loan originations and purchases, in dollars, by the loan term in months.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
0–71	15%	14%	15%	14%
72–75	61	62	62	64
76 +	24	24	23	22
Total retail loan originations	100%	100%	100%	100%
Retail loan originations with a term of 76 months or more represented 24% and 23% of total retail loan originations for the three months and six months ended June 30, 2024, respectively, compared to 24% and 22% for the three months and six months ended June 30, 2023. Substantially all the loans originated with a term of 76 months or more during both the three months and six months ended June 30, 2024, and 2023, were considered to be prime and in credit tiers S, A, or B. Our underwriting processes are designed to consider various deal structure variables—such as payment-to-income, LTV, debt-to-income, and FICO® score—that compensate for longer loan terms and mitigate underwriting risk.
During the three months ended June 30, 2024, approximately 83% of our used retail loan originations were for vehicles with a model year of 2018 or newer. According to the Bureau of Transportation Statistics, the average age of light vehicles in operation in the United States during 2023 was approximately 13 years. Substantially all used retail loan originations with a term of 76 months or more during the three months ended June 30, 2024, were for vehicles with a model year of 2018 or newer.
The following table presents the percentage of total outstanding retail loans by origination year.

June 30,	2024	2023
Pre-2020	4%	10%
2020	6	10
2021	15	22
2022	24	37
2023	31	21
2024	20	—
Total retail	100%	100%
The following tables present the total retail loan and operating lease origination and purchase dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2024	2023	2024	2023
Used retail	$6,091	$6,581	62	64
New retail	2,759	2,981	28	28
Lease	927	788	10	8
Total consumer automotive financing originations (a)	$9,777	$10,350	100	100
(a)Includes CSG originations of $1.0 billion and $1.3 billion for the three months ended June 30, 2024, and 2023, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2024	2023	2024	2023
Used retail	$12,675	$12,666	65	64
New retail	5,198	5,650	27	28
Lease	1,660	1,555	8	8
Total consumer automotive financing originations (a)	$19,533	$19,871	100	100
(a)Includes CSG originations of $2.1 billion and $2.6 billion for the six months ended June 30, 2024, and 2023, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2024	2023	2024	2023
GM dealers	$2,273	$2,313	23	22
Stellantis dealers	1,624	2,239	17	22
Other dealers and automotive retailers
OEM-franchised dealers (a)	3,860	3,305	39	32
Non-OEM-franchised dealers and automotive retailers	2,020	2,493	21	24
Total other dealers and automotive retailers	5,880	5,798	60	56
Total consumer automotive financing originations	$9,777	$10,350	100	100
(a)Includes automotive manufacturers with a direct-to-consumer model.

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2024	2023	2024	2023
GM dealers	$4,485	$4,434	23	22
Stellantis dealers	3,249	4,297	17	22
Other dealers and automotive retailers
OEM-franchised dealers (a)	7,396	6,539	38	33
Non-OEM-franchised dealers and automotive retailers	4,403	4,601	22	23
Total other dealers and automotive retailers	11,799	11,140	60	56
Total consumer automotive financing originations	$19,533	$19,871	100	100
(a)Includes automotive manufacturers with a direct-to-consumer model.
Total consumer automotive loan and operating lease originations decreased $573 million and $338 million for the three months and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The decreases were primarily driven by our dynamic underwriting strategies, including strategic pricing and curtailment actions to optimize returns within our risk appetite.
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

	Used retail		New retail		Lease
Three months ended June 30,	2024	2023	2024	2023	2024	2023
760 +	26%	22%	23%	19%	52%	47%
720–759	15	14	13	13	17	17
660–719	30	30	28	30	21	22
620–659	17	18	17	18	7	9
540–619	7	9	4	3	2	3
< 540	1	3	—	—	—	—
Unscored (a)	4	4	15	17	1	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Used retail		New retail		Lease
Six months ended June 30,	2024	2023	2024	2023	2024	2023
760 +	24%	19%	22%	18%	53%	48%
720–759	15	13	13	12	16	17
660–719	30	30	29	30	20	22
620–659	18	20	17	19	7	9
540–619	8	10	3	4	2	2
< 540	1	3	—	—	—	—
Unscored (a)	4	5	16	17	2	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 7% and 8% of total consumer loan and operating lease originations for the three months and six months ended June 30, 2024, respectively, compared to 9% for both the three months and six months ended June 30, 2023. Consumer loans and operating leases with FICO® Scores of less than 540 represented 1% of total originations for both the three months and six months ended June 30, 2024, as compared to 2% of total originations for both the three months and six months ended June 30, 2023. Nonprime applications are subject to more stringent underwriting criteria (for example, maximum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was $8.3 billion and $8.7 billion at June 30, 2024, and December 31, 2023, respectively, or approximately 10.0% and 10.3% of our total consumer automotive loans at June 30, 2024, and December 31, 2023. For discussion of our credit-risk-management practices and performance, refer to the section titled Risk Management.
During the first quarter of 2024, we amended our relationship with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we maintained our committed facility at a maximum of $4.0 billion to support our continued efforts to optimize risk-adjusted returns. This commitment is effective for 364 days. As part of the agreement, we continue to purchase finance receivables on a periodic basis within prescribed eligibility requirements and risk appetite, consistent with purchase practices in prior years. All the finance receivables purchased through this channel are used vehicles, and are included in non-OEM-franchised dealers and automotive retailers in our consumer origination metrics. While different vintages and credit tiers exhibit varying performance, collectively to date, finance receivables purchased from Carvana have generally exhibited consistent delinquency and loss performance compared to loans with similar credit characteristics acquired through our indirect dealer channel. Consumer finance receivables and loans sourced from Carvana represented 8.3% and 8.2% of our total consumer automotive finance receivables and loans as of June 30, 2024, and December 31, 2023, respectively. Loan purchases from Carvana were 5% and 7% of our total consumer automotive financing originations during the three months and six months ended June 30, 2024, respectively, as compared to 10% and 9% for the same periods in 2023.
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

	Average balance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Stellantis new vehicles	41%	41%	42%	39%
GM new vehicles	24	21	23	22
Other new vehicles	19	13	18	13
Used vehicles	16	25	17	26
Total	100%	100%	100%	100%
Total commercial wholesale finance receivables	$18,003	$13,764	$17,418	$13,331
Average commercial wholesale financing receivables outstanding increased $4.2 billion and $4.1 billion during the three months and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increases for the three months and six months ended June 30, 2024, as compared to the same periods in 2023, were primarily due to an increase in dealer new vehicle inventory levels, which is consistent with broader industry trends.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Carvana's commercial line of credit totals $1.5 billion, with a scheduled maturity in the third quarter of 2025. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. This includes the line of credit being fully collateralized to mitigate counterparty credit risk in the event of a default. At June 30, 2024, Carvana’s gross wholesale floorplan assets outstanding balance was $72 million.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans increased $476 million and $529 million for the three months and six months ended June 30, 2024, respectively, compared to the same periods in 2023, to an average of $6.4 billion for both the three months and six months ended June 30, 2024.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2024	2023	Favorable/(unfavorable) % change	2024	2023	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$341	$310	10	$686	$616	11
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	30	29	3	59	55	7
Other (loss) gain on investments, net (b)	(6)	25	(124)	29	97	(70)
Other income	3	2	50	7	5	40
Total insurance premiums and other income	368	366	1	781	773	1
Expense
Insurance losses and loss adjustment expenses	181	134	(35)	293	222	(32)
Acquisition and underwriting expense
Compensation and benefits expense	26	27	4	54	55	2
Insurance commissions expense	161	158	(2)	322	315	(2)
Other expenses	42	39	(8)	84	81	(4)
Total acquisition and underwriting expense	229	224	(2)	460	451	(2)
Total expense	410	358	(15)	753	673	(12)
(Loss) income from continuing operations before income tax expense	$(42)	$8	n/m	$28	$100	(72)
Total assets	$9,174	$8,890	3	$9,174	$8,890	3
Insurance premiums and service revenue written	$344	$299	15	$698	$606	15
Combined ratio (c)	118.7%	114.6%		108.7%	108.3%
n/m = not meaningful
(a)Includes interest expense of $11 million and $21 million for the three months and six months ended June 30, 2024, respectively, and $7 million and $15 million for the three months and six months ended June 30, 2023.
(b)Includes net unrealized losses on equity securities of $28 million and $11 million for the three months and six months ended June 30, 2024, respectively, and net unrealized gains on equity securities of $24 million and $89 million for the three months and six months ended June 30, 2023.
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
Our Insurance operations incurred a loss from continuing operations before income tax expense of $42 million for the three months ended June 30, 2024, and earned income of $28 million for the six months ended June 30, 2024, compared to income of $8 million and $100 million for the three months and six months ended June 30, 2023, respectively. The decreases in income for the three months and six months ended June 30, 2024, were primarily driven by increases in insurance losses and loss adjustment expenses and lower net investments gains, which were partially offset by increases in insurance premiums and service revenue earned.
Insurance premiums and service revenue earned was $341 million and $686 million for the three months and six months ended June 30, 2024, respectively, compared to $310 million and $616 million for the same periods in 2023. The increases for the three months and six months ended June 30, 2024, were primarily driven by growth of our P&C vehicle inventory insurance program due to higher dealer inventory levels and the addition of new relationships with Nissan and Toyota. The increases were also driven by higher other premium and service revenue written from non-automotive assumed reinsurance business.
Other loss on investments, net was $6 million for the three months ended June 30, 2024, and other gain on investments, net was $29 million for the six months ended June 30, 2024, compared to other gain on investments, net of $25 million and $97 million for the same periods in 2023, respectively. The decreases for the three months and six months ended June 30, 2024, were primarily attributable to $28 million and $11 million, respectively, of unrealized losses on equity securities compared to $24 million and $89 million of unrealized gains on equity securities during the same periods in 2023, as a result of the performance of the equity securities included in the portfolio. The decreases were partially offset by realized capital gains of $21 million and $39 million during the three months and six months ended June 30, 2024, respectively, compared to $1 million and $8 million for the same periods in 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance losses and loss adjustment expenses totaled $181 million and $293 million for the three months and six months ended June 30, 2024, respectively, compared to $134 million and $222 million for the same periods in 2023. Loss and loss adjustment expenses for the three months and six months ended June 30, 2024, increased primarily due to increased losses from our vehicle inventory insurance program attributable to higher weather frequency and severity, growth in our P&C business, higher GAP losses driven by used vehicle value normalization, and growth in non-automotive assumed reinsurance business. During the three months and six months ended June 30, 2024, weather-related loss and loss adjustment expenses from our vehicle inventory insurance program was $78 million and $95 million, respectively, compared to $51 million and $65 million during the same periods in 2023. We utilized our excess of loss reinsurance and ceded weather-related losses on our vehicle inventory insurance program for the first and second quarters of 2024 as losses exceeded the retention limit, helping to mitigate the impact of weather losses, primarily due to severe hailstorms, during the second quarter. In April 2024, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related losses under which retention limits vary for each quarter.
Our combined ratio was 118.7% and 108.7% for the three months and six months ended June 30, 2024, respectively, compared to 114.6% and 108.3% for the three months and six months ended June 30, 2023. The increases for the three months and six months ended June 30, 2024, were primarily driven by higher vehicle inventory insurance weather losses from elevated hail activity and higher loss frequency and severity from our GAP products following normalization of vehicle values, partially offset by our acquisition and underwriting expenses remaining contained to a 2% increase relative to higher earned premium growth during the three months ended June 30, 2024.
Premium and Service Revenue Written
The following table summarizes premium and service revenue written by product, net of premiums ceded to reinsurers, and premiums and service revenue assumed from third parties. VSC and GAP revenue are earned over the life of the service contract on a basis proportionate to the anticipated loss pattern. Refer to Note 3 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for further discussion of this revenue stream.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Finance and insurance products
Vehicle service contracts	$187	$184	$365	$354
Guaranteed asset protection and other finance and insurance products (a)	70	58	131	114
Total finance and insurance products	257	242	496	468
Property and casualty insurance (b)	75	49	172	124
Other premium and service revenue written (c)	12	8	30	14
Total	$344	$299	$698	$606
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
Insurance premiums and service revenue written was $344 million and $698 million for the three months and six months ended June 30, 2024, respectively, compared to $299 million and $606 million for the same periods in 2023. The increases were primarily due to higher written premiums from our P&C business from rising dealer inventory levels and growth in vehicle inventory insurance program relationships, increasing our market share. Additionally, the increases were driven by higher written premium for F&I driven by higher volume in Canada and growth in other premium and service revenue written from non-automotive assumed reinsurance business.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents
Noninterest-bearing cash	$57	$74
Interest-bearing cash	528	418
Total cash and cash equivalents	585	492
Equity securities	844	788
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	469	494
U.S. States and political subdivisions	371	390
Foreign government	175	183
Agency mortgage-backed residential	893	961
Mortgage-backed residential	214	225
Corporate debt	1,734	1,800
Total available-for-sale securities (amortized cost of $4,337 and $4,484)	3,856	4,053
Total cash, cash equivalents, and securities	$5,285	$5,333
In addition to these cash and investment securities, the Insurance segment has interest-bearing intercompany arrangements with Corporate and Other, callable on demand. The intercompany loan balance due to Insurance was $727 million and $619 million at June 30, 2024, and December 31, 2023, respectively. Related interest income of $4 million and $7 million was recognized for the three months and six months ended June 30, 2024, respectively, and $3 million and $5 million was recognized for the three months and six months ended June 30, 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2024	2023	Favorable/(unfavorable) % change	2024	2023	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$145	$151	(4)	$291	$304	(4)
Interest expense	92	98	6	186	197	6
Net financing revenue and other interest income	53	53	—	105	107	(2)
Gain on mortgage loans, net	5	5	—	11	9	22
Total net revenue	58	58	—	116	116	—
Provision for credit losses	(1)	—	n/m	(1)	(1)	—
Noninterest expense
Compensation and benefits expense	5	5	—	10	11	9
Other operating expenses	27	32	16	55	64	14
Total noninterest expense	32	37	14	65	75	13
Income from continuing operations before income tax expense	$27	$21	29	$52	$42	24
Total assets	$18,010	$18,997	(5)	$18,010	$18,997	(5)
n/m = not meaningful
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $27 million and $52 million for the three months and six months ended June 30, 2024, respectively, compared to $21 million and $42 million for the three months and six months ended June 30, 2023. The increases for the three months and six months ended June 30, 2024, were primarily driven by lower noninterest expense, due to the benefits of the variable cost direct-to-consumer partnership model.
Net financing revenue and other interest income was $53 million and $105 million for the three months and six months ended June 30, 2024, respectively, compared to $53 million and $107 million for the three months and six months ended June 30, 2023. The decrease in net financing revenue and other interest income for the six months ended June 30, 2024, was primarily driven by a decrease in outstanding loan balances. Premium amortization was $1 million for the six months ended June 30, 2024, and $2 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, we purchased $8 million of mortgage loans that were originated by third parties, compared to $7 million during the six months ended June 30, 2023. We originated $47 million of mortgage loans held-for-investment during the six months ended June 30, 2024, respectively, compared to $56 million during the six months ended June 30, 2023.
Gain on sale of mortgage loans, net, was $5 million and $11 million for the three months and six months ended June 30, 2024, respectively, compared to $5 million and $9 million for the three months and six months ended June 30, 2023. The increase for the six months ended June 30, 2024, was attributable to higher volume of direct-to-consumer mortgage originations and the subsequent sale of these loans to BMC. We originated $447 million of loans held-for-sale during the six months ended June 30, 2024, respectively, compared to $408 million during the six months ended June 30, 2023.
Total noninterest expense was $32 million and $65 million for the three months and six months ended June 30, 2024, respectively, compared to $37 million and $75 million for the three months and six months ended June 30, 2023. The decreases for the three months and six months ended June 30, 2024, were primarily driven by lower operating expenses due to the benefits of the variable cost direct-to-consumer partnership model.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the total UPB of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended June 30, 2024
740 +	$12	75
720–739	1	6
700–719	2	13
680–699	1	6
Total consumer mortgage financing volume	$16	100
Three months ended June 30, 2023
740 +	$34	83
720–739	4	10
700–719	2	5
680–699	1	2
Total consumer mortgage financing volume	$41	100
Six months ended June 30, 2024
740 +	$49	89
720–739	1	2
700–719	4	7
680–699	1	2
Total consumer mortgage financing volume	$55	100
Six months ended June 30, 2023
740 +	$55	87
720–739	5	8
700–719	2	3
680–699	1	2
Total consumer mortgage financing volume	$63	100
During both the three months and six months ended June 30, 2024, we purchased and originated fewer consumer mortgage held-for-investment loans, as compared to the same periods in 2023. The decreases were primarily driven by the elevated interest rate environment. When interest rates rise, the likelihood of refinancing decreases and origination volumes tend to decrease.
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium (discount) ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
June 30, 2024
Adjustable-rate	$405	2	3.94%	$1	51.54%	772
Fixed-rate	17,405	98	3.17	(8)	50.31	783
Total	$17,810	100	3.18	$(7)	50.34	783
December 31, 2023
Adjustable-rate	$419	2	3.77%	$1	52.95%	775
Fixed-rate	18,028	98	3.19	(6)	52.22	782
Total	$18,447	100	3.20	$(5)	52.24	782
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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2024	2023	Favorable/(unfavorable) % change	2024	2023	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$249	$232	7	$513	$458	12
Interest on loans held-for-sale	3	2	50	8	10	(20)
Interest expense	148	142	(4)	306	273	(12)
Net financing revenue and other interest income	104	92	13	215	195	10
Total other revenue	30	28	7	53	57	(7)
Total net revenue	134	120	12	268	252	6
Provision for credit losses	3	15	80	2	30	93
Noninterest expense
Compensation and benefits expense	17	17	—	44	45	2
Other operating expenses	16	16	—	34	33	(3)
Total noninterest expense	33	33	—	78	78	—
Income from continuing operations before income tax expense	$98	$72	36	$188	$144	31
Total assets	$9,869	$10,190	(3)	$9,869	$10,190	(3)
Our Corporate Finance operations earned income from continuing operations before income tax expense of $98 million and $188 million for the three months and six months ended June 30, 2024, respectively, compared to $72 million and $144 million for the three months and six months ended June 30, 2023. The increases for the three months and six months ended June 30, 2024, were primarily due to higher net financing revenue and other interest income and lower provision expense.
Net financing revenue and other interest income was $104 million and $215 million for the three months and six months ended June 30, 2024, respectively, compared to $92 million and $195 million for the three months and six months ended June 30, 2023. The increases for the three months and six months ended June 30, 2024, were primarily due to higher interest income resulting from higher rates as all loans in the portfolio are variable rate and increased volume of loan payoffs, resulting in accelerated deferred fees. This was partially offset by an increase in interest expense as benchmark interest rates continued to rise throughout 2023.
Other revenue increased $2 million and decreased $4 million for the three months and six months ended June 30, 2024, respectively, compared to the three months and six months ended June 30, 2023. The increase for the three months ended June 30, 2024, was primarily due to higher realized gains on nonmarketable equity investments and the decrease for the six months ended June 30, 2024, was primarily due to lower syndication income, as compared to the same period in 2023.
The provision for credit losses decreased $12 million and $28 million for the three months and six months ended June 30, 2024, respectively, compared to the three months and six months ended June 30, 2023. The decreases were primarily driven by lower specific reserve activity during the three months and six months ended June 30, 2024. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Credit Portfolio
The following table presents loans held-for-sale, the amortized cost of finance receivables and loans outstanding, unfunded lending commitments, and total serviced loans of our Corporate Finance operations. As of June 30, 2024, 62% of our loans and 60% of our lending commitments were asset based, with 99.9% in a first-lien position. Additionally, total criticized exposures were 13.3% and 10.6% of total Corporate Finance finance receivables and loans at June 30, 2024, and December 31, 2023, respectively.

($ in millions)	June 30, 2024	December 31, 2023
Loans held-for-sale, net	$101	$253
Finance receivables and loans (a)	$9,737	$10,905
Unfunded lending commitments (b)	$8,789	$8,256
Total serviced loans	$13,999	$15,367
(a)Includes $8.3 billion and $9.6 billion of commercial and industrial loans at June 30, 2024, and December 31, 2023, respectively, and $1.4 billion and $1.3 billion of commercial real estate loans at June 30, 2024, and December 31, 2023. Our commercial real estate loans are currently focused on lending to skilled nursing facilities, senior housing, and medical office buildings. There are no exposures related to commercial office buildings.
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

	June 30, 2024	December 31, 2023
Industry
Financial services	44.9%	46.6%
Health services	15.3	12.8
Services	11.7	14.1
Chemicals and metals	8.1	6.7
Machinery, equipment, and electronics	6.7	7.0
Automotive and transportation	6.1	6.4
Wholesale	1.8	1.9
Other manufactured products	1.8	1.0
Retail trade	1.4	1.3
Construction	1.4	1.3
Other	0.8	0.9
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2024	2023	Favorable/(unfavorable) % change	2024	2023	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$176	$352	(50)	$371	$671	(45)
Interest on loans held-for-sale	2	3	(33)	32	7	n/m
Interest and dividends on investment securities and other earning assets (b)	233	216	8	468	425	10
Interest on cash and cash equivalents	83	85	(2)	175	138	27
Total financing revenue and other interest income	494	656	(25)	1,046	1,241	(16)
Interest expense
Original issue discount amortization (c)	17	15	(13)	34	30	(13)
Other interest expense (d)	483	591	18	1,068	1,064	—
Total interest expense	500	606	17	1,102	1,094	(1)
Net financing revenue and other interest income	(6)	50	(112)	(56)	147	(138)
Other revenue
Other (loss) gain on investments, net	(1)	—	n/m	(7)	3	n/m
Other income, net of losses	40	53	(25)	66	57	16
Total other revenue	39	53	(26)	59	60	(2)
Total net revenue	33	103	(68)	3	207	(99)
Provision for credit losses	72	81	11	132	162	19
Total noninterest expense (e)	194	221	12	440	483	9
Loss from continuing operations before income tax expense	$(233)	$(199)	(17)	$(569)	$(438)	(30)
Total assets	$39,706	$45,407	(13)	$39,706	$45,407	(13)
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
(e)Includes reductions of $335 million and $681 million for the three months and six months ended June 30, 2024, respectively, and $331 million and $665 million for the three months and six months ended June 30, 2023, related to the allocation of COH expenses to other segments. The receiving segments record their allocation of COH expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the scheduled remaining amortization of the original issue discount at June 30, 2024.

Year ended December 31, ($ in millions)	2024	2025	2026	2027	2028	2029 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$762	$688	$606	$512	$405	$—
Total amortization (b)	35	74	82	94	107	405	$797
(a)The maximum annual scheduled amortization for any individual year is $143 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax expense of $233 million and $569 million for the three months and six months ended June 30, 2024, respectively, compared to $199 million and $438 million for the three months and six months ended June 30, 2023. The increases in loss for the three months and six months ended June 30, 2024, were primarily driven by lower net financing revenue and other interest income, partially offset by lower total noninterest expense and lower provision for credit losses.
Total financing revenue and other interest income was $494 million and $1.0 billion for the three months and six months ended June 30, 2024, respectively, compared to $656 million and $1.2 billion for the three months and six months ended June 30, 2023. The decreases were primarily driven by lower income from our hedging activities as compared to the same period in 2023, and lower average assets due to the sale of Ally Lending during the first quarter of 2024.
Total interest expense decreased $106 million and increased $8 million for the three months and six months ended June 30, 2024, respectively, compared to the three months and six months ended June 30, 2023. Interest expense in our Corporate and Other segment includes our external borrowing costs less the amount charged to our operating segments, which is based on our FTP methodology. The decrease in interest expense for the three months ended June 30, 2024, was primarily driven by lower average assets under our FTP methodology due to the sale of Ally Lending in the first quarter of 2024. The increase in interest expense for the six months ended June 30, 2024, was primarily due to higher deposit costs, reflecting a higher overall interest rate environment, partially offset by lower average assets.
Total other revenue decreased $14 million and $1 million for the three months and six months ended June 30, 2024, respectively, compared to the three months and six months ended June 30, 2023. The decrease for the three months ended June 30, 2024, was primarily driven by lower losses from equity method investments without a readily determinable fair value.
The provision for credit losses decreased $9 million and $30 million for the three months and six months ended June 30, 2024, respectively, compared to the three months and six months ended June 30, 2023. For the three months and six months ended June 30, 2024, the decreases in provision for credit losses were primarily driven by the sale of Ally Lending and lower portfolio loan growth as compared to the same periods in 2023 for Ally Credit Card, partially offset by higher net charge-offs within Ally Credit Card. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense decreased $27 million and $43 million for the three months and six months ended June 30, 2024, respectively, as compared to the three months and six months ended June 30, 2023. The decreases were primarily driven by lower operating expenses as a result of the sale of Ally Lending. Additionally, the decreases were driven by lower compensation and benefits.
Total assets were $39.7 billion as of June 30, 2024, compared to $45.4 billion as of June 30, 2023. This decrease was primarily driven by the sale of Ally Lending and by a decrease in our cash and cash equivalents balance within our investment portfolios. Additionally, as of June 30, 2024, the amortized cost of the legacy mortgage portfolio was $205 million, compared to $255 million at June 30, 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents
Noninterest-bearing cash	$479	$564
Interest-bearing cash	6,305	5,889
Total cash and cash equivalents	6,784	6,453
Equity securities	8	16
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,578	1,581
U.S. States and political subdivisions	251	268
Agency mortgage-backed residential	13,443	14,423
Agency mortgage-backed commercial	3,812	3,758
Asset-backed	260	332
Total available-for-sale securities (amortized cost of $23,368 and $23,932)	19,344	20,362
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	770	826
Mortgage-backed residential	3,622	3,824
Asset-backed retained notes	111	79
Total held-to-maturity securities (amortized cost of $4,548 and $4,680)	4,503	4,729
Total cash, cash equivalents, and securities	$30,639	$31,560
Other Investments
The following table summarizes other investments at carrying value for Corporate and Other. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for further information on these investments.

($ in millions)	June 30, 2024	December 31, 2023
Other assets
Proportional amortization investments (a)	$1,997	$1,866
Nonmarketable equity investments	738	828
Equity-method investments (a) (b)	595	602
Total other investments	$3,330	$3,296
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments as of June 30, 2024. Prior to the adoption of ASU 2023-02 on January 1, 2024, NMTC and HTC investments were included in equity-method investments. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information.
(b)Primarily comprises 61 and 62 investments made in connection with our CRA program at June 30, 2024, and December 31, 2023, respectively. The carrying value of these investments was $587 million and $595 million at June 30, 2024, and December 31, 2023, respectively.
Nonmarketable equity investments and equity-method investments include strategic investments made through Ally Ventures. Ally Ventures identifies, invests in, and builds relationships with key startups. At June 30, 2024, the carrying value of investments made through Ally Ventures was $37 million, comprising 19 investments, as compared to $49 million comprising 18 investments at December 31, 2023. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information.

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

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Trading days (a)	63.0	61.0	62.5	62.5	62.0
Average customer trades per day, (in thousands)	27.5	30.0	23.4	24.9	26.2
Funded accounts (b) (in thousands)	529	526	523	524	521
Total net customer assets (b) ($ in millions)	$16,616	$16,020	$15,164	$13,981	$14,945
Total customer cash balances (b) ($ in millions)	$1,324	$1,395	$1,454	$1,363	$1,578
(a)Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across the brokerage, robo and advisory portfolios.
During the three months ended June 30, 2024, total funded accounts increased 1% from the prior quarter and increased 2% from the second quarter of 2023. Average customer trades per day decreased 8% from the prior quarter and increased 5% from the second quarter of 2023. Additionally, net customer assets increased 4% from the prior quarter and increased 11% from the second quarter of 2023, as a result of changes in equity market valuations and total accounts.
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

	June 30, 2024	December 31, 2023
Total active cardholders (in thousands)	1,227	1,222
Finance receivables and loans ($ in millions)	$2,049	$1,990

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities based on our reportable operating segments.

($ in millions)	June 30, 2024	December 31, 2023
Finance receivables and loans
Automotive Finance (a)	$108,748	$107,655
Mortgage Finance	17,803	18,442
Corporate Finance	9,737	10,905
Corporate and Other (b)	2,495	2,437
Total finance receivables and loans	138,783	139,439
Loans held-for-sale
Automotive Finance	6	13
Mortgage Finance (c)	157	25
Corporate Finance	101	253
Corporate and Other (d)	52	2,049
Total loans held-for-sale	316	2,340
Total on-balance-sheet loans	139,099	141,779
Off-balance-sheet securitized loans
Automotive Finance	2,183	1,558
Whole-loan sales
Automotive Finance	1,102	956
Corporate and Other	100	125
Total off-balance-sheet loans (e)	3,385	2,639
Operating lease assets
Automotive Finance	8,374	9,171
Total operating lease assets	8,374	9,171
Total loan and operating lease exposure	$150,858	$153,589
(a)Includes a liability of $166 million and $93 million associated with fair value hedging adjustments at June 30, 2024, and December 31, 2023, respectively. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.
(b)Includes $205 million and $225 million of consumer mortgage loans in our legacy mortgage portfolio at June 30, 2024, and December 31, 2023, respectively.
(c)Includes $117 million of consumer mortgage finance receivables and loans that were transferred from held-for-investment to held-for-sale during the three months ended June 30, 2024. Additionally, includes the current balance of conforming and certain non-conforming jumbo mortgages originated directly to the held-for-sale portfolio.
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

Management’s Discussion and Analysis
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. The unemployment rate rose to 4.1% as of June 30, 2024. Sales of new light vehicles were lower than the second quarter of 2023, but rose sequentially to an average annual rate of 15.7 million during the second quarter of 2024. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million in 2019, driving elevated used vehicle values. Additionally, used vehicle values may be impacted by availability, the price of new vehicles, or changes in customer preferences. However, macroeconomic risks remain elevated.
Consumer Credit Portfolio
During the three months and six months ended June 30, 2024, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, high-quality jumbo and LMI mortgage loans that are obtained through bulk loan purchases and direct-to-consumer mortgage originations, as well as revolving, unsecured loans through Ally Credit Card. The carrying value of our nonprime held-for-investment consumer automotive loans before allowance for loan losses represented approximately 10.0% and 10.3% of our total consumer automotive loans at June 30, 2024, and December 31, 2023, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
($ in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Consumer automotive (b) (c)	$83,528	$84,320	$978	$1,129	$—	$—
Consumer mortgage
Mortgage Finance	17,803	18,442	32	41	—	—
Mortgage — Legacy	205	225	9	13	—	—
Total consumer mortgage	18,008	18,667	41	54	—	—
Consumer other
Credit Card	2,049	1,990	80	92	—	—
Total consumer other	2,049	1,990	80	92	—	—
Total consumer finance receivables and loans	$103,585	$104,977	$1,099	$1,275	$—	$—
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
(c)Includes outstanding CSG loans of $9.8 billion and $10.2 billion at June 30, 2024, and December 31, 2023, respectively, and RV loans of $409 million and $459 million at June 30, 2024, and December 31, 2023.
Total consumer finance receivables and loans decreased $1.4 billion at June 30, 2024, compared with December 31, 2023. The decrease consists of a $792 million decrease in consumer automotive finance receivables and loans, primarily due to the deconsolidation of a securitization during the first quarter of 2024. Additionally, our consumer mortgage finance receivables and loans decreased $659 million due to portfolio runoff outpacing originations and purchases, coupled with the $117 million transfer of consumer mortgage finance receivables and loans from held-for-investment to held-for-sale during the three months ended June 30, 2024.
Total consumer nonperforming finance receivables and loans at June 30, 2024, decreased $176 million to $1.1 billion from December 31, 2023. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans was 1.1% and 1.2% at June 30, 2024, and December 31, 2023, respectively.
Consumer automotive loans accruing and past due 30 days or more decreased $110 million to $3.6 billion at June 30, 2024, compared with December 31, 2023, driven by seasonality.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following tables include consumer net charge-offs and write-downs from transfers to loans held-for-sale from finance receivables and loans at amortized cost and related ratios.

	Net charge-offs (recoveries)		Write-downs from transfers to held-for-sale		Total		Net charge-off ratios (a)		Combined ratios (b)
Three months ended June 30, ($ in millions)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Consumer automotive	$378	$277	$—	$—	$378	$277	1.8%	1.3%	1.8%	1.3%
Consumer mortgage
Mortgage — Legacy	(1)	(1)	—	—	(1)	(1)	(2.5)	(1.9)	(2.5)	(1.9)
Total consumer mortgage	(1)	(1)	—	—	(1)	(1)	—	—	—	—
Consumer other
Personal Lending	—	27	—	—	—	27	—	5.1	—	5.1
Credit Card	62	36	—	—	62	36	12.6	8.5	12.6	8.5
Total consumer other	62	63	—	—	62	63	12.6	6.6	12.6	6.6
Total consumer finance receivables and loans	$439	$339	$—	$—	$439	$339	1.7	1.3	1.7	1.3
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

	Net charge-offs (recoveries)		Write-downs from transfers to held-for-sale (a)		Total		Net charge-off ratios (b)		Combined ratios (c)
Six months ended June 30, ($ in millions)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Consumer automotive	$855	$628	$5	$—	$860	$628	2.0%	1.5%	2.0%	1.5%
Consumer mortgage
Mortgage — Legacy	(1)	(2)	—	—	(1)	(2)	(1.5)	(1.7)	(1.5)	(1.7)
Total consumer mortgage	(1)	(2)	—	—	(1)	(2)	—	—	—	—
Consumer other
Personal Lending	—	57	—	—	—	57	—	5.4	—	5.4
Credit Card	124	65	—	—	124	65	12.5	7.8	12.5	7.8
Total consumer other	124	122	—	—	124	122	12.5	6.5	12.5	6.5
Total consumer finance receivables and loans	$978	$748	$5	$—	$983	$748	1.9	1.4	1.9	1.4
(a)Consumer automotive includes a $5 million reduction of allowance from the completion of a retail securitization transaction during the six months ended June 30, 2024, resulting in the deconsolidation of the assets and liabilities from our Condensed Consolidated Balance Sheet.
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
Our net charge-offs from total consumer finance receivables and loans were $439 million and $978 million for the three months and six months ended June 30, 2024, respectively, compared to net charge-offs of $339 million and $748 million for the three months and six months ended June 30, 2023. Net charge-offs for our consumer automotive portfolio increased by $101 million and $227 million for the three months and six months ended June 30, 2024, compared to the same periods in 2023, as delinquencies have increased amid deterioration in macroeconomic conditions. We continue to monitor performance and make adjustments to our underwriting strategies in response to portfolio credit trends.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Consumer automotive (a)	$8,955	$9,772	$18,143	$18,786
Consumer mortgage (b)	261	267	494	464
Consumer other (c) (d)	—	436	—	876
Total consumer loan originations	$9,216	$10,475	$18,637	$20,126
(a)Includes loans purchased under forward flow agreements with automotive retailers, as well as $105 million and $270 million of loans originated as held-for-sale for the three months and six months ended June 30, 2024, respectively, and $210 million and $470 million for the three months and six months ended June 30, 2023.
(b)Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $249 million and $447 million of loans originated as held-for-sale for the three months and six months ended June 30, 2024, respectively, and $231 million and $408 million for the three months and six months ended June 30, 2023.
(c)Includes originations related to our Personal Lending portfolio during the three months and six months ended June 30, 2023. On March 1, 2024, we closed the sale of Ally Lending. We excluded Personal Lending originations during the six months ended June 30, 2024. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
(d)Excludes credit card loans, which are revolving in nature.
Total consumer loan originations decreased $1.3 billion and $1.5 billion for the three months and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The decreases were primarily due to decreased originations within our consumer automotive loan portfolio as a result of our dynamic underwriting strategies, including strategic pricing and curtailment actions to optimize returns within our risk appetite. The decreases were also impacted by the absence of loan originations within the consumer other portfolio, as we closed the sale of Ally Lending during the first quarter of 2024.
The following table shows the percentage of consumer finance receivables and loans by state concentration based on amortized cost.

	June 30, 2024 (a)			December 31, 2023
	Consumer automotive	Consumer mortgage	Consumer other (b)	Consumer automotive	Consumer mortgage	Consumer other (b)
California	8.5%	39.4%	9.3%	8.5%	39.2%	9.4%
Texas	13.5	7.2	7.7	13.7	7.3	7.6
Florida	9.5	6.4	9.0	9.5	6.5	9.0
Pennsylvania	4.5	2.1	4.2	4.5	2.1	4.2
North Carolina	4.4	1.9	2.9	4.3	1.9	2.9
Georgia	4.1	2.9	3.7	4.1	2.9	3.7
New York	3.8	1.9	5.4	3.7	1.9	5.4
Illinois	3.2	2.8	4.7	3.3	2.8	4.6
New Jersey	3.3	2.5	3.6	3.2	2.4	3.7
Ohio	3.4	0.4	4.5	3.4	0.4	4.5
Other United States	41.8	32.5	45.0	41.8	32.6	45.0
Total consumer loans	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at June 30, 2024.
(b)Excludes Personal Lending finance receivables and loans, which were transferred to loans held-for-sale, and were included in assets of operations held-for-sale on our Condensed Consolidated Balance Sheet at December 31, 2023. We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.2% and 26.4% of our total outstanding consumer finance receivables and loans at June 30, 2024, and December 31, 2023, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
Repossessed and Foreclosed Assets
We classify a repossessed or foreclosed asset as held-for-sale, which is included in other assets on our Condensed Consolidated Balance Sheet, when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
Repossessed automotive loan assets in our Automotive Finance operations were $206 million and $235 million at June 30, 2024, and December 31, 2023, respectively, and foreclosed mortgage assets were $1 million at both June 30, 2024, and December 31, 2023.
Commercial Credit Portfolio
For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
($ in millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Commercial
Commercial and industrial
Automotive	$20,551	$18,700	$18	$18	$—	$—
Other (b)	8,437	9,712	96	98	—	—
Commercial real estate	6,210	6,050	2	3	—	—
Total commercial finance receivables and loans	$35,198	$34,462	$116	$119	$—	$—
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
Total commercial finance receivables and loans outstanding increased $736 million from December 31, 2023, to $35.2 billion at June 30, 2024. Results were primarily driven by a $1.9 billion increase in our Automotive Finance segment, primarily within the commercial and industrial receivables class. This was partially offset by a $1.2 billion decrease in our Corporate Finance segment.
Total commercial nonperforming finance receivables and loans were $116 million at June 30, 2024, reflecting a decrease of $3 million compared to December 31, 2023. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans was 0.3% at both June 30, 2024, and December 31, 2023.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net (recoveries) charge-offs		Net charge-off ratios (a)		Net (recoveries) charge-offs		Net charge-off ratios (a)
($ in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Commercial
Commercial and industrial
Automotive	$(4)	$4	(0.1)%	0.1%	$(3)	$4	—%	0.1%
Other	—	56	—	2.5	(1)	56	—	1.2
Total commercial finance receivables and loans	$(4)	$60	—	0.8	$(4)	$60	—	0.4
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
We had net recoveries from total commercial finance receivables and loans of $4 million for both the three months and six months ended June 30, 2024, as compared to net charge-offs of $60 million for both the three months and six months ended June 30, 2023. The decreases for the three months and six months ended June 30, 2024, were primarily driven by charge-offs of specific exposures within our Corporate Finance and Automotive Finance operations during the three months ended June 30, 2023, that did not reoccur in 2024.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans was $6.2 billion and $6.1 billion at June 30, 2024, and December 31, 2023, respectively, which represented 4.5% and 4.3% of total outstanding finance receivables and loans at June 30, 2024, and December 31, 2023. There was $4.7 billion and $4.6 billion of commercial real estate loans included in the Automotive Finance segment at June 30, 2024, and December 31, 2023, respectively, and $1.4 billion and $1.3 billion of commercial real estate loans included in the Corporate Finance segment at June 30, 2024, and December 31, 2023.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

	June 30, 2024	December 31, 2023
Florida	17.0%	17.6%
Texas	12.8	13.6
California	6.8	7.9
Ohio	5.7	5.9
Michigan	5.6	5.4
North Carolina	4.9	5.0
New York	4.7	4.5
Tennessee	3.6	3.7
Georgia	2.9	3.0
Missouri	2.8	2.8
Other United States	33.2	30.6
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $498 million from December 31, 2023, to $2.6 billion at June 30, 2024. The increase in total criticized exposures was primarily driven by an increase in Special Mention loans within the commercial and industrial portfolio class of our Automotive Finance operations. Total criticized exposures were 7.5% and 6.2% of total commercial finance receivables and loans at June 30, 2024, and December 31, 2023, respectively, representing strong overall credit performance.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

	June 30, 2024	December 31, 2023
Industry
Automotive	57.1%	54.0%
Electronics	16.4	13.4
Services	10.8	12.8
Other	15.7	19.8
Total commercial criticized finance receivables and loans	100.0%	100.0%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Allowance for Loan Losses
Our quantitatively determined allowance under CECL is impacted by certain forecasted economic factors as further described in Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K, and in Note 1 to these Condensed Consolidated Financial Statements. For example, our consumer automotive allowance for loan losses is most sensitive to state-level unemployment rates. Our process for determining the allowance for loan losses considers a borrower’s willingness and ability to pay and considers other factors, including loan modification programs. In addition to our quantitative allowance for loan losses, we also incorporate qualitative adjustments that may relate to idiosyncratic risks, weather-related events, changes in current economic conditions that may not be reflected in quantitatively derived results, and other macroeconomic uncertainty. We also monitor model performance, using model error and related assessments, and we may incorporate qualitative reserves to adjust our quantitatively determined allowance if we observe deterioration in model performance. Additionally, we perform a sensitivity analysis of our allowance utilizing varying macroeconomic scenarios, as described further within Critical Accounting Estimates — Allowance for Credit Losses within the MD&A in our 2023 Annual Report on Form 10-K.
During the three months ended June 30, 2024, we updated our reasonable and supportable forecast period from 12 months to 24 months, and our reversion period from 24 months to 12 months. This refinement to our estimation process represents a change in accounting estimate, with prospective application beginning in the period of change. The impact of this refinement to our estimation process was offset by an adjustment in the qualitative portion of our allowance. The use of a longer-duration reasonable and supportable macroeconomic forecast period to produce the modeled portion of our allowance for loan losses is expected to further improve model performance.
Through June 30, 2024, forecasted economic variables incorporated into our quantitative allowance processes were updated to include the current macroeconomic environment and our future expectations reflecting slow GDP growth in the near term. This included (but was not limited to) the following: the unemployment rate peaking at approximately 4.1% in the fourth quarter of 2025, before reverting to the historical mean of approximately 5.9% by the second quarter of 2027, deceleration of GDP growth as measured on a quarter-over-quarter seasonally adjusted annualized rate basis through the fourth quarter of 2024, followed by increases in GDP growth through the fourth quarter of 2025 and reverting to the historical mean of approximately 2.0% by the second quarter of 2027, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis of approximately 16 million units through the first quarter of 2026, before reverting to the historical mean of 15 million units by the second quarter of 2027. Additionally, we maintain a qualitative allowance framework to account for ongoing uncertainty and volatility in the macroeconomic environment (including the impact of inflationary pressures) that could adversely impact frequency of loss and LGD. Our overall allowance for loan losses increased $22 million from the prior quarter to $3.6 billion at June 30, 2024, representing 2.6% as a percentage of total finance receivables at both June 30, 2024, and December 31, 2023.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and six months ended June 30, 2024, and June 30, 2023, respectively.

Three months ended June 30, 2024 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at April 1, 2024	$3,050	$21	$291	$3,362	$188	$3,550
Charge-offs (b)	(605)	—	(70)	(675)	(1)	(676)
Recoveries	227	1	8	236	5	241
Net charge-offs	(378)	1	(62)	(439)	4	(435)
Provision due to change in portfolio size	4	(1)	13	16	(2)	14
Provision due to incremental charge-offs	378	(1)	62	439	(4)	435
Provision due to all other factors	1	(1)	(2)	(2)	10	8
Total provision for credit losses	383	(3)	73	453	4	457
Allowance at June 30, 2024	$3,055	$19	$302	$3,376	$196	$3,572
Net charge-offs to average finance receivables and loans outstanding for the three months ended June 30, 2024	1.8%	—%	12.6%	1.7%	—%	1.3%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2024	2.0	(3.9)	1.2	1.9	(11.6)	2.1
(a)Includes Credit Card.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for information regarding our charge-off policies.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2024 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at January 1, 2024	$3,083	$21	$293	$3,397	$190	$3,587
Charge-offs (b)	(1,293)	(1)	(138)	(1,432)	(2)	(1,434)
Recoveries	438	2	14	454	6	460
Net charge-offs	(855)	1	(124)	(978)	4	(974)
Write-downs from transfers to held-for-sale (c)	(5)	—	—	(5)	—	(5)
Provision for credit losses
Provision due to change in portfolio size	14	(1)	9	22	(9)	13
Provision due to incremental charge-offs	855	(1)	124	978	(4)	974
Provision due to all other factors	(37)	(1)	—	(38)	15	(23)
Total provision for credit losses	832	(3)	133	962	2	964
Allowance at June 30, 2024	$3,055	$19	$302	$3,376	$196	$3,572
Net charge-offs to average finance receivables and loans outstanding for the six months ended June 30, 2024	2.0%	—%	12.5%	1.9%	—%	1.4%
Net charge-offs and write-downs from transfers to held-for-sale to average finance receivables and loans outstanding for the six months ended June 30, 2024	2.0%	—%	12.5%	1.9%	—%	1.4%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2024	1.8	(8.7)	1.2	1.7	(24.3)	1.8
Ratio of allowance for loan losses to annualized net charge-offs and write-downs from transfers to held-for-sale at June 30, 2024	1.8	(8.7)	1.2	1.7	(24.3)	1.8
(a)Includes Credit Card.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for information regarding our charge-off policies.
(c)Consumer automotive includes a $5 million reduction of allowance from the completion of a retail securitization transaction during the six months ended June 30, 2024, resulting in the deconsolidation of the assets and liabilities from our Condensed Consolidated Balance Sheet.

Three months ended June 30, 2023 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at April 1, 2023	$3,022	$23	$455	$3,500	$251	$3,751
Charge-offs (b)	(496)	(2)	(70)	(568)	(61)	(629)
Recoveries	219	3	7	229	1	230
Net charge-offs	(277)	1	(63)	(339)	(60)	(399)
Provision due to change in portfolio size	25	(1)	27	51	4	55
Provision due to incremental charge-offs	277	(1)	63	339	60	399
Provision due to all other factors	18	—	(6)	12	(37)	(25)
Total provision for credit losses (c)	320	(2)	84	402	27	429
Other	(1)	1	—	—	—	—
Allowance at June 30, 2023	$3,064	$23	$476	$3,563	$218	$3,781
Net charge-offs to average finance receivables and loans outstanding for the three months ended June 30, 2023	1.3%	—%	6.6%	1.3%	0.8%	1.2%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2023	2.8	(5.9)	1.9	2.6	0.9	2.4
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2023 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at January 1, 2023	$3,020	$27	$426	$3,473	$238	$3,711
Charge-offs (b)	(1,032)	(3)	(134)	(1,169)	(61)	(1,230)
Recoveries	404	5	12	421	1	422
Net charge-offs	(628)	2	(122)	(748)	(60)	(808)
Provision due to change in portfolio size	30	(1)	41	70	3	73
Provision due to incremental charge-offs	628	(2)	122	748	60	808
Provision due to all other factors	15	(3)	9	21	(24)	(3)
Total provision for credit losses (c)	673	(6)	172	839	39	878
Other	(1)	—	—	(1)	1	—
Allowance at June 30, 2023	$3,064	$23	$476	$3,563	$218	$3,781
Net charge-offs to average finance receivables and loans outstanding for the six months ended June 30, 2023	1.5%	—%	6.5%	1.4%	0.4%	1.2%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2023	2.4	(5.3)	2.0	2.4	1.8	2.3
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

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
June 30, 2024
Allowance for loan losses to finance receivables and loans outstanding (a)	3.7%	0.1%	14.7%	3.3%	0.6%	2.6%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	312.6%	46.5%	378.2%	307.3%	169.5%	294.2%
Nonaccrual loans to finance receivables and loans outstanding	1.2%	0.2%	3.9%	1.1%	0.3%	0.9%
June 30, 2023
Allowance for loan losses to finance receivables and loans outstanding (a)	3.6%	0.1%	12.1%	3.3%	0.7%	2.7%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	279.2%	44.3%	719.4%	293.1%	115.7%	269.4%
Nonaccrual loans to finance receivables and loans outstanding	1.3%	0.3%	1.7%	1.1%	0.6%	1.0%
(a)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.
The allowance for consumer loan losses as of June 30, 2024, decreased $187 million compared to June 30, 2023, reflecting a decrease of $174 million in the consumer other allowance, a decrease of $9 million in the consumer automotive allowance, and a decrease of $4 million in the consumer mortgage allowance. The decrease in the allowance for consumer loan losses was primarily driven by the sale of Ally Lending, partially offset by portfolio growth in Credit Card within the consumer other portfolio.
The allowance for commercial loan losses as of June 30, 2024, decreased $22 million compared to June 30, 2023. The decrease was primarily driven by the charge-off of specific reserves in our Corporate Finance operations, partially offset by portfolio growth in our Automotive Finance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Consumer automotive	$383	$320	$832	$673
Consumer mortgage
Mortgage Finance	(1)	(1)	(1)	(2)
Mortgage — Legacy	(2)	(1)	(2)	(4)
Total consumer mortgage	(3)	(2)	(3)	(6)
Consumer other
Personal Lending (a)	—	24	—	73
Credit Card	73	60	133	99
Total consumer other	73	84	133	172
Total consumer	453	402	962	839
Commercial
Commercial and industrial
Automotive	(2)	10	(2)	9
Other	3	16	2	32
Commercial real estate	3	1	2	(2)
Total commercial	4	27	2	39
Total provision for loan losses (b)	$457	$429	$964	$878
(a)We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
(b)Excludes $2 million and $5 million of benefit for credit losses related to our reserve for unfunded commitments during the three months and six months ended June 30, 2023, respectively.
The provision for consumer credit losses increased $51 million and $123 million for the three months and six months ended June 30, 2024, respectively, compared to the three months and six months ended June 30, 2023. The increases in provision for consumer credit losses for the three months and six months ended June 30, 2024, were primarily driven by higher net charge-offs in our consumer automotive portfolio, partially offset by the sale of Ally Lending.
The provision for commercial credit losses decreased $23 million and $37 million for the three months and six months ended June 30, 2024, respectively, compared to the three months and six months ended June 30, 2023. The decreases in provision for commercial credit losses during the three months and six months ended June 30, 2024, were primarily driven by lower specific reserve activity within our Corporate Finance operations during the three months and six months ended June 30, 2024, as compared to the same periods in 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by loan portfolio class.

	2024			2023
June 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer automotive	$3,055	3.7	85.5	$3,064	3.6	81.0
Consumer mortgage
Mortgage Finance	17	0.1	0.5	20	0.1	0.5
Mortgage — Legacy	2	1.2	0.1	3	1.3	0.1
Total consumer mortgage	19	0.1	0.6	23	0.1	0.6
Consumer other
Personal Lending (a)	—	—	—	210	9.7	5.6
Credit Card	302	14.7	8.4	266	15.1	7.0
Total consumer other	302	14.7	8.4	476	12.1	12.6
Total consumer loans	3,376	3.3	94.5	3,563	3.3	94.2
Commercial
Commercial and industrial
Automotive	16	0.1	0.4	19	0.1	0.5
Other	145	1.7	4.1	165	1.8	4.4
Commercial real estate	35	0.6	1.0	34	0.6	0.9
Total commercial loans	196	0.6	5.5	218	0.7	5.8
Total allowance for loan losses	$3,572	2.6	100.0	$3,781	2.7	100.0
(a)We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
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
During the six months ended June 30, 2024, the Federal Reserve maintained the federal funds target range at 5.25–5.50% in response to persistent elevated inflation levels. High federal funds target rates led to pricing impacts across the balance sheet. Refer to the section below titled Net Financing Revenue Sensitivity Analysis for additional information on how future rate changes may impact net financing revenue.
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
As part of our CRA program, we make investments in CRA-eligible funds that do not qualify as proportional amortization investments. Many of these CRA funds feature private equity or venture capital structures and are accounted for using the equity method of accounting. We recognize our share of the investee’s earnings based on the performance of the funds. We recognized a $4 million gain and an $11 million loss related to these investments during the three months and six months ended June 30, 2024, respectively, as compared to an $8 million gain and a $17 million loss during the same periods in 2023. The results for the three months and six months ended June 30, 2023, include NMTC and HTC investments, which were accounted for using the equity method of accounting prior to our adoption of ASU 2023-02 on January 1, 2024. The gain for the three months ended June 30, 2024, was primarily due to favorable performance across several small business investment company funds. The loss for the six months ended June 30, 2024, was primarily due to broader real estate market trends adversely impacting certain real estate funds within our CRA investment portfolio. There were no indications of impairment within our portfolio of

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
CRA-eligible funds as of June 30, 2024. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information on our accounting policy for Equity-Method Investments and Proportional Amortization Investments.
In addition, we are exposed to changes in the value of other nonmarketable equity investments without readily determinable fair market values, which may cause volatility in our earnings.
As of June 30, 2024, we had $4.0 billion of cumulative net unrealized losses on our investment securities. During the three months and six months ended June 30, 2024, we recorded $36 million and $206 million of net unrealized losses on our available-for-sale securities respectively. Unrealized gains and losses are recorded in other comprehensive (loss) income within our Condensed Consolidated Statement of Comprehensive Income, and are generally not realized unless we sell the securities prior to their stated maturity date. In the fourth quarter of 2023, non-agency mortgage-backed residential securities with a fair value of $3.6 billion were transferred from available-for-sale to held-to-maturity. At the time of the transfer, $911 million of unrealized losses were retained in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet. The transfer of these securities to held-to-maturity reduces our exposure to fluctuations in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet that can result from unrealized losses on available-for-sale securities due to changes in market interest rates. As of June 30, 2024, and December 31, 2023, we did not have the intent to sell the available-for-sale securities with an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For the three months and six months ended June 30, 2024, management determined that there were no expected credit losses for available-for-sale or held-to-maturity securities in an unrealized loss position. Refer to Note 7 and Note 16 to the Condensed Consolidated Financial Statements for additional information.
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
Net Financing Revenue Sensitivity Analysis
Interest rate risk represents one of our most significant exposures to market risk. We actively monitor the level of exposure to movements in interest rates and take actions to mitigate adverse impacts these movements may have on future earnings. We use a sensitivity analysis of net financing revenue as our primary metric to measure and manage the interest rate risk of our financial instruments. Interest rate risk metrics are reported at each regularly scheduled meeting of the ALCO and of the RC. Reporting includes exposure relative to risk limits, impacts to a range of rate scenarios, and sensitivity tests of key assumptions.
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
Simulation results are driven by underlying models and assumptions that are based on trend behavior and other historical information. The underlying models and assumptions, including retail deposit pricing, are regularly monitored and evaluated, and may be updated accordingly as observed trends materialize. As a result, if future trends or behaviors deviate from those reflected in the models, actual sensitivities may vary—perhaps significantly—from those that are modeled. For example, the pace and magnitude of changes in the federal-funds rate during the last two years has challenged models like ours whose historical data is largely derived from a more stable rate environment. During the first quarter of 2024, we updated our liquid deposit repricing assumptions, generally increasing the liability sensitivity of our balance sheet. Actual sensitivities may differ for other reasons as well, including unplanned changes in balance sheet composition, timing of asset and liability repricing, the yield curve, customer behavior, macroeconomic conditions, the competitive environment, and management strategies. Accordingly, we do not treat the sensitivities as forecasts of net financing revenue but instead use them as a tool in managing interest rate risk. We also assess Ally’s sensitivity to interest rate risk through the performance of sensitivity testing of key assumptions including, but not limited to, prepayments and retail automotive and deposit repricing on a routine basis.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
In a stable rate scenario that assumes spot rates as of June 30, 2024, remain constant through the simulation, net financing revenue over the next 12 months is expected to increase by $56 million versus the baseline forecast, due to the shape of the implied forward curve.
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various parallel shocks to the implied forward curve as of June 30, 2024, and December 31, 2023.

	June 30, 2024		December 31, 2023
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$83	$(83)	$150	$23
+100 basis points	46	(38)	88	3
-100 basis points	(67)	(17)	(96)	(107)
(a)Gradual changes in interest rates are recognized over 12 months.
Since December 31, 2023, the implied forward curve has increased and remained higher for a longer period. During the first half of 2024, our floating-rate commercial balances and cash balances increased while our fixed-rate asset balances decreased, primarily due to closing the sale of Ally Lending and the continued runoff of our investment securities and residential mortgage portfolios, respectively. Additionally, we saw a shift from CDs to liquid deposits. The impact of these changes is reflected in our baseline net financing revenue forecast. As of June 30, 2024, our balance sheet’s modest liability sensitivity is driven by the assumed repricing of our deposits and higher levels of market-based funding outpacing the assumed repricing of our floating-rate assets and pay-fixed swaps.
Our interest rate risk position is influenced by the impact of hedging activity, which primarily consists of interest rate swaps designated as fair value hedges of certain fixed-rate assets and fixed-rate debt instruments. Additionally, we use interest rate floor contracts designated as cash flow hedges on certain floating-rate assets. The size, maturity, and mix of our hedging activities are adjusted as our balance sheet, ALM objectives, and the interest rate environment evolve over time. Our hedging strategies, however, are not designed to eliminate all interest rate risk, and we were adversely affected from high interest rates in 2023 and 2024.
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. Our operating lease portfolio, net of accumulated depreciation was $8.4 billion and $9.2 billion as of June 30, 2024, and December 31, 2023, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $6.7 billion and $7.4 billion as of June 30, 2024, and December 31, 2023, respectively. Certain of our operating leases are covered by residual guarantees with counterparties, which partially mitigates the residual value risk to the extent the counterparties are able to meet the terms of the contractual agreements. As of June 30, 2024, and December 31, 2023, consumer operating leases with a carrying value, net of accumulated depreciation, of $776 million and $12 million, respectively, were covered by residual value guarantees. Refer to Note 9 to the Condensed Consolidated Financial Statements for further information. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A in our 2023 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Off-lease vehicles terminated (in units)	41,601	29,872	73,527	54,035
Average gain per vehicle ($ per unit)	$1,420	$2,335	$1,425	$2,154
Method of vehicle sales
Sale to dealer, lessee, and other	55%	79%	57%	80%
Auction
Internet	35	15	34	15
Physical	10	6	9	5
We recognized an average gain per vehicle of $1,420 and $1,425 for the three months and six months ended June 30, 2024, respectively, compared to an average gain per vehicle of $2,335 and $2,154 for the same periods in 2023. The decreases in remarketing performance during the three months and six months ended June 30, 2024, as compared to the same periods in 2023, were primarily due to lower auction prices,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
compounded by continued normalizing volume trends in the contractually priced buyout channels. Off-lease vehicles sold to lessees and dealers decreased 30% and 29% for the three months and six months ended June 30, 2024, respectively, as compared to the same periods in 2023.
Operating Lease Portfolio Mix
The following table presents the concentration of our outstanding operating leases exposures by OEM.

June 30,	2024	2023
Stellantis	71%	78%
GM	6	4
Other OEMs	23	18
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

June 30,	2024	2023
Sport utility vehicle	70%	65%
Truck	23	30
Car	7	5
As of June 30, 2024 and December 31, 2023, $1.8 billion and $1.0 billion of our investment in operating leases were battery-electric or plug-in hybrid vehicles, respectively. Substantially all of our investment in operating leases of battery-electric vehicles are covered by a residual value guarantee of approximately 50% of the vehicles’ contract residual value. Refer to Note 9 to the Condensed Consolidated Financial Statements for more information regarding our investment in operating leases.
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
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2026). Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of June 30, 2024. In recent years, we have become less reliant on market-based funding, reducing our exposure to disruptions in wholesale funding markets.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes our total available liquidity.

($ in millions)	June 30, 2024	December 31, 2023
Liquid cash and equivalents (a)	$6,725	$6,468
FHLB unused pledged borrowing capacity (b)	12,233	10,333
Unencumbered highly liquid securities (c)	18,851	20,627
FRB Discount Window pledged capacity (d)	26,540	26,025
Total available liquidity	$64,349	$63,453
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
•We issued $6.6 billion of brokered CDs.
•We became eligible for the FRB Standing Repo Facility.
•We raised $330 million through the issuance of credit-linked notes. The related proceeds are held within a cash collateral account as restricted cash and cash equivalents recorded within other assets on the Condensed Consolidated Balance Sheet.
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
Our liquidity position fundamentally differs from those of SVB and Signature before their failures. For example, approximately 93% of total deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of June 30, 2024, compared to 12% for SVB and 10% for Signature as of December 31, 2022. Additionally, our deposit portfolio is primarily composed of granular and diversified retail customer accounts, as opposed to SVB and Signature who had large uninsured commercial deposits. However, because of the market turbulence and uncertainty, in March 2023, we activated existing internal incident response procedures specifically designed to increase governance and monitoring of Ally Bank’s depositor behavior, liquidity position, and risk exposure, including frequent ongoing dialogue with the Board and supervisory authorities.
Before and after the SVB and Signature failures, we also took specific funding actions. Even before these failures, in response to the unprecedented pace of monetary tightening in 2022 and the resultant macroeconomic uncertainty, we had increased cash and available liquidity. After the failures, we continued to do so by optimizing brokered CD issuances, borrowing from the FHLB, managing securities collateral pledged to the FHLB, maintaining competitive retail deposit pricing, managing new loan origination volumes, and increasing available FRB Discount Window capacity by pledging additional consumer automotive loan collateral. In March 2024, we also became eligible for the FRB Standing Repo Facility, which allows banks to borrow overnight cash from the FRB through a repurchase agreement using U.S. Treasury or agency mortgage-backed securities as collateral. We had $64.3 billion of total available liquidity as of June 30, 2024, which included $12.2 billion of available FHLB capacity and $26.5 billion of available FRB Discount Window capacity. Refer to the section above titled Liquidity Risk Management. FHLB funding provides us with a stable funding source and can be drawn upon on a same-day basis if sufficiently secured with available collateral.
In support of American businesses and households, the FRB created the BTFP in March 2023 to make additional funding available to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all of their depositors. The FRB ceased making new loans as scheduled on March 11, 2024. We did not borrow from the BTFP through the duration of the eligibility period. As of June 30, 2024, we had $26.5 billion in total available funding capacity through the FRB Discount Window, with no debt outstanding during the six months ended June 30, 2024.
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
In August 2023, the U.S. banking agencies issued a proposed rule to improve the resolvability of Category IV firms, like Ally. The proposed rule would require Category II, III, and IV firms, their large consolidated banks, and other institutions to issue and maintain minimum amounts of eligible long-term debt in an amount that is the greater of (i) 6 percent of total RWAs, (ii) 3.5 percent of average total consolidated assets, and (iii) 2.5 percent of total leverage exposure. CIDIs, like Ally Bank, that are consolidated subsidiaries of covered entities, like Ally, would be required to issue eligible long-term debt internally to a company that consolidates the CIDI, which would in turn be required to purchase that long-term debt. Only long-term debt instruments that are most readily able to absorb losses in a resolution proceeding would qualify, and the operations of covered entities would be subject to clean-holding-company requirements such as prohibitions and limitations on their liabilities to unaffiliated entities. Under the proposed rule, a transition period would apply with 25, 50, and 100 percent of the long-term-debt requirements coming into effect by the end of the first, second, and third years, respectively, after finalization of the rule. We are still assessing the impact of this proposed rule but, due to the current structure and amount of debt instruments issued by Ally and Ally Bank, we expect it to significantly affect us.
Whether and when final rules related to these proposals may be adopted and take effect, as well as what changes to the proposed rules may be reflected in any final rules after public comments are considered, remain unclear. Also, beyond these proposed rules, more stringent and less tailored liquidity, stress-testing, and other standards for Category IV firms, like Ally, may be forthcoming, including those that may reinstate the LCR, require more rigorous liquidity stress testing, and return Ally to supervisory stress testing on an annual cycle.
In June 2024, the FDIC issued a final rule that requires each CIDI with $100 billion or more in total assets, like Ally Bank, to submit a full resolution plan with an identified strategy from the point of their failure to disposition of substantially all of the CIDI’s assets and operations through wind-down, liquidation, divestiture, or other return to the private sector. Under the final rule, the CIDI must utilize as its identified strategy the formation or stabilization of a bridge depository institution that continues operations through the completion of the CIDI’s resolution and exit unless the CIDI demonstrates why another strategy is more appropriate based upon its size, complexity, and risk profile. All CIDIs are required to demonstrate capabilities to carry out the sale of the CIDI and its assets. Such capabilities include the capability to maintain continuity of critical services, the capability to produce valuations needed in assessing the resolution strategy that is least costly to the FDIC’s deposit insurance fund, and the capability to establish a virtual due diligence data room promptly in the run-up to or upon failure of the CIDI to support the ability of the FDIC to market and execute a timely sale or disposition of the CIDI and its assets. Each CIDI’s resolution plan will also be subject to additional requirements, including those related to the underlying failure scenario assumptions, resolution plan content, and FDIC reviews of the resolution plan under the final rule. CIDIs not affiliated with U.S. global systemically important banking organizations are subject to a triennial submission cycle in which a full resolution plan is required to be submitted once

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
every three years, with interim supplements due in non-submission years. The final rule is effective on October 1, 2024. We are evaluating the impact of this final rule. Refer to Note 18 to the Condensed Consolidated Financial Statements for additional information.
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
On November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDI Act in connection with the receiverships of SVB and Signature. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. Under the rule, the assessment base is the estimated uninsured deposits that an IDI reported in its Consolidated Reports of Condition and Income (“Call Report”) at December 31, 2022, excluding the first $5 billion in estimated uninsured deposits. The special assessments will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period, and impose a final shortfall special assessment on a one-time basis. Ally expects the special assessments to be tax deductible. The total of the assessments for Ally, based on Ally Bank’s uninsured deposits as of December 31, 2022, was estimated at $38 million as of December 31, 2023. During the first quarter of 2024, the FDIC increased the estimated assessed losses to $20.4 billion. As a result, we increased our special assessment estimate by $10 million during the three months ended March 31, 2024, to a total of $48 million at March 31, 2024. During the second quarter of 2024, the FDIC decreased the estimated assessed losses to $19.2 billion. Additionally, the special assessment collection period was updated to include two additional quarters, resulting in a total collection period of ten quarters beginning in the second quarter of 2024. The special assessment will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over the first eight quarters and approximately 9.4 basis points per year (2.34 basis points per quarter) over the last two quarters. In June 2024, the FDIC invoiced Ally Bank for the first installment of the FDIC special assessment and included the total expected amount to be invoiced over the ten quarter period of $45 million. As a result, our FDIC special assessment liability decreased $8 million during the three months ended June 30, 2024, of which $3 million was recognized as a reduction to other operating expense, and $5 million was paid to the FDIC in June of 2024 for our first installment. As of June 30, 2024, our FDIC special assessment liability was $40 million.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	June 30, 2024		December 31, 2023
($ in millions)	On-balance-sheet funding	% Share of funding	On-balance-sheet funding	% Share of funding
Deposits	$152,154	89	$154,666	88
Debt
Secured financings	9,177	5	10,443	6
Institutional term debt	9,098	5	9,815	6
Retail term notes	826	1	609	—
Total debt (a)	19,101	11	20,867	12
Total on-balance-sheet funding	$171,255	100	$175,533	100
(a)Includes hedge basis adjustments as described in Note 19 to the Condensed Consolidated Financial Statements.
Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at June 30, 2024.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including savings accounts, money-market demand accounts, CDs, interest-bearing spending accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which we believe, at scale, are the most efficient and stable source of funding for us when compared to other funding sources. Retail deposits constituted 83% of our total funding sources at June 30, 2024. Total deposits, which include brokered deposits obtained through third-party intermediaries, constituted 89% of total on-balance-sheet funding at June 30, 2024.
Total uninsured deposits as calculated per regulatory guidance includes affiliate and intercompany deposits, which we believe have different risk profiles than other uninsured deposits. The amounts presented below remove affiliate and intercompany deposits from total

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
uninsured deposits. We believe that the presentation of uninsured deposits adjusted for the impact of the affiliate deposits provides enhanced clarity of uninsured deposits at risk.

	June 30, 2024		December 31, 2023
($ in millions)	Amount	Percentage of total deposits	Amount	Percentage of total deposits
Uninsured deposits
Total uninsured deposits, as calculated per regulatory guidelines	$15,807	10	$16,895	11
Less: Affiliate and intercompany deposits	4,466	3	5,313	4
Total uninsured deposits, excluding affiliate and intercompany deposits	$11,341	7	$11,582	7
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Total primary retail deposit customers (in thousands)	3,198	3,144	3,040	2,989	2,894
Deposits ($ in millions)
Retail	$142,075	$145,147	$142,265	$140,100	$138,983
Brokered	8,726	8,495	11,000	11,264	13,677
Other (a)	1,353	1,442	1,401	1,471	1,650
Total deposits	$152,154	$155,084	$154,666	$152,835	$154,310
(a)Other deposits include mortgage escrow deposits. Other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.2 billion as of June 30, 2024, $1.3 billion as of each of the periods ended March 31, 2024, December 31, 2023, and September 30, 2023, and $1.5 billion as of June 30, 2023.
During the six months ended June 30, 2024, our total deposit base decreased $2.5 billion, and we added approximately 158,000 retail deposit customers, ending with approximately 3.2 million retail deposit customers as of June 30, 2024. Total retail deposits decreased $190 million during the six months ended June 30, 2024, bringing the total retail deposits portfolio to $142.1 billion as of June 30, 2024. The decrease during the six months ended June 30, 2024, was primarily driven by an outflow of deposit balances from existing customers related to tax payments. Additionally during the first half of 2024, we proactively implemented pricing actions to reduce rates paid on several of our key deposit product offerings which also contributed to lower overall retail deposit balances. We maintain a relentless focus on customer experience and competitive rates. Brokered deposits decreased $2.3 billion during the six months ended June 30, 2024. During the six months ended June 30, 2024, our CD deposit liabilities decreased $6.3 billion while our savings, money market, and spending account deposit liabilities increased $3.8 billion. This trend was primarily due to customer migration to liquid savings as fixed-rate CD maturities occurred during the six months ended June 30, 2024. Overall, strong customer acquisition and retention rates continue to deliver a favorable funding mix.
Following the failures of SVB and Signature, we briefly experienced elevated two-way deposit flows. Uninsured deposit outflows were more than offset by inflows from new and existing customers. Approximately 92% of retail deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of June 30, 2024. Our total available liquidity exceeded our uninsured retail deposit liabilities by $53.0 billion as of June 30, 2024.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
business. For additional details surrounding our securitization activities, refer to the section titled Liquidity Management, Funding, and Regulatory Capital in our 2023 Annual Report on Form 10-K.
These securitization transactions may meet the criteria to be accounted for as off-balance-sheet securitization transactions if we do not hold a potentially significant economic interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Our securitization transactions may not meet the required criteria to be accounted for as off-balance-sheet securitization transactions; therefore, they are accounted for as secured borrowings. For information regarding our off-balance sheet arrangements and securitization activities, refer to Note 1 and Note 10 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
During the six months ended June 30, 2024, we raised $1.1 billion through the completion of a term securitization transaction backed by consumer automotive loans. As a result of the sale, we deconsolidated $1.1 billion of consumer automotive loans from our Condensed Consolidated Balance Sheet. In connection with this transaction, we reduced our allowance for loan losses by approximately $15 million through provision for credit losses, and recognized no additional gain or loss on the sale.
During the six months ended June 30, 2024, we raised $330 million through the issuance of credit-linked notes. The proceeds from this issuance constitute prefunded credit protection for mezzanine tranches of the reference portfolio and are recognized as restricted cash and cash equivalents in other assets on our Condensed Consolidated Balance Sheet. This transaction is structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure.
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans and investment securities. As of June 30, 2024, we had pledged $27.3 billion of assets to the FHLB resulting in $18.4 billion in total funding capacity with $6.2 billion of debt outstanding.
At June 30, 2024, $68.3 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 13 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We have long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $826 million of retail term notes outstanding at June 30, 2024. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information about our outstanding long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of June 30, 2024, we had $1.5 billion debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. The FRB, however, is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. As of June 30, 2024, we had assets pledged and restricted as collateral to the FRB totaling $33.9 billion, resulting in $26.5 billion in total funding capacity with no debt outstanding.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both June 30, 2024, and December 31, 2023, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Net financing loss and other interest income (a)	$(217)	$(248)	$(432)	$(476)
Dividends from bank subsidiaries	300	400	300	500
Dividends from nonbank subsidiaries	—	250	—	250
Total other revenue	26	52	62	90
Total net revenue	109	454	(70)	364
Provision for credit losses	1	8	5	(1)
Total noninterest expense	117	119	254	255
(Loss) income from continuing operations before income tax benefit	(9)	327	(329)	110
Income tax benefit from continuing operations (b)	(57)	(77)	(127)	(148)
Net income (loss) from continuing operations	48	404	(202)	258
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income (loss) (c)	$48	$404	$(202)	$257
(a)Net financing loss and other interest income is primarily driven by interest expense on long-term debt.
(b)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and consolidated tax adjustments. The income tax benefit excludes tax effects on dividends from subsidiaries.
(c)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	June 30, 2024	December 31, 2023
Total assets (a)	$6,526	$7,242
Total liabilities	$11,324	$11,671
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
Net cash provided by operating activities was $2.9 billion and $3.0 billion for the six months ended June 30, 2024, and 2023, respectively. The change was primarily due to a $197 million decrease in net income which included a $91 million increase in provision for loan losses. Refer to the Consolidated Results of Operations section of this MD&A for further discussion.
Net cash provided by investing activities was $2.4 billion for the six months ended June 30, 2024, and net cash used in investing activities was $2.5 billion for the six months ended June 30, 2023. The change was primarily due to a $2.8 billion increase in net cash inflows related to loans held-for-investment activity and a $2.0 billion increase in net cash inflows related to proceeds from the sale of Ally Lending.
Net cash used in financing activities was $4.6 billion for the six months ended June 30, 2024, and net cash provided by financing activities was $3.9 billion for the same period in 2023. The change was primarily attributable to a decrease in net cash inflows of $4.5 billion from deposits, a decrease in proceeds from issuance of long-term debt of $3.5 billion, and a $471 million increase in net cash outflows from repayments of long-term debt.
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
We received an updated preliminary stress capital buffer requirement based on our 2022 capital plan submission from the FRB in June 2022, which was determined to be 2.5% and reflected a decline of 100 basis points relative to our prior requirement. The updated 2.5% stress capital buffer requirement was finalized in August 2022 and became effective on October 1, 2022. We submitted our 2023 capital plan to the FRB on April 5, 2023, and received an updated preliminary stress capital buffer requirement in June 2023 that remained unchanged at 2.5%. The 2.5% stress capital buffer requirement was finalized in July 2023 and became effective on October 1, 2023. We submitted our 2024 capital plan to the FRB on April 5, 2024. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2024, which was determined to be 2.6% and is scheduled to become effective on October 1, 2024.
In February 2023, we accessed the unsecured debt capital markets and issued $500 million of additional subordinated notes, which qualify as Tier 2 capital for Ally under U.S. Basel III. In June 2024, we accessed the debt capital markets and issued $330 million of credit-linked notes based on a reference portfolio of $3.0 billion of consumer automotive loans. The proceeds from this issuance constitute prefunded credit protection for mezzanine tranches of the reference portfolio and are recognized as restricted cash and cash equivalents in other assets on our Condensed Consolidated Balance Sheet. This transaction is structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure.
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

	June 30,
($ in millions)	2024	2023
Common Equity Tier 1 capital ratio	9.59%	9.29%
Tier 1 capital ratio	11.03%	10.72%
Total capital ratio	12.70%	12.50%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	8.85%	8.59%
Total equity	$13,851	$13,532
CECL phase-in adjustment (b)	296	591
Preferred stock (c)	(2,324)	(2,324)
Goodwill and certain other intangibles	(713)	(887)
Deferred tax assets arising from net operating loss and tax credit carryforwards (d)	(35)	(5)
AOCI-related adjustments (e)	4,029	3,884
Common Equity Tier 1 capital	15,104	14,791
Preferred stock (c)	2,324	2,324
Other adjustments	(58)	(61)
Tier 1 capital	17,370	17,054
Qualifying subordinated debt and other instruments qualifying as Tier 2	695	902
Qualifying allowance for loan losses and other adjustments	1,925	1,941
Total capital	$19,990	$19,897
Risk-weighted assets (f)	$157,455	$159,153
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
(c)Standard & Poor’s affirmed our senior unsecured debt rating of BBB-, affirmed our short-term rating of A-3, and changed our outlook to Stable from Negative on March 25, 2021.
(d)DBRS affirmed our senior unsecured debt rating of BBB, affirmed our short-term rating of R-2 (high), and affirmed our outlook of Stable on February 15, 2024.
As illustrated by the issuer ratings above, as of June 30, 2024, Ally holds an investment-grade rating from all the respective nationally recognized rating agencies.
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
Our most critical accounting estimates are as follows:
•Allowance for loan losses
•Valuation of automotive lease assets and residuals
•Fair value of financial instruments
•Determination of provision for income taxes
During the three months ended June 30, 2024, we updated our reasonable and supportable forecast period for our allowance for loan losses from 12 months to 24 months, and our reversion period from 24 months to 12 months. This refinement to our estimation process represents a change in accounting estimate, with prospective application beginning in the period of change. The impact of this refinement to our estimation process was offset by an adjustment in the qualitative portion of our allowance. The use of a longer-duration reasonable and supportable macroeconomic forecast period to produce the modeled portion of our allowance for loan losses is expected to further improve model performance. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information.
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
Net Interest Margin Table
The following tables present an analysis of net yield on interest-earning assets (or net interest margin) for the periods shown.

	2024			2023			Increase (decrease) due to
Three months ended June 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents (b)	$7,276	$88	4.90%	$7,401	$87	4.70%	$(1)	$2	$1
Investment securities (c)	28,574	255	3.58	30,826	238	3.09	(17)	34	17
Loans held-for-sale, net	220	7	9.89	422	7	7.22	(3)	3	—
Finance receivables and loans, net (c) (d)	138,322	2,845	8.27	137,185	2,721	7.96	23	101	124
Investment in operating leases, net (e)	8,619	156	7.28	10,110	192	7.60	(28)	(8)	(36)
Other earning assets	659	10	6.38	711	9	5.06	(1)	2	1
Total interest-earning assets	183,670	3,361	7.36	186,655	3,254	6.99			107
Noninterest-bearing cash and cash equivalents	360			362
Other assets	11,622			10,781
Allowance for loan losses	(3,557)			(3,777)
Total assets	$192,095			$194,021
Liabilities and equity
Interest-bearing deposit liabilities (c)	$152,265	$1,594	4.21%	$152,220	$1,418	3.74%	$—	$176	$176
Short-term borrowings	2,254	27	4.98	833	11	5.28	19	(3)	16
Long-term debt	16,367	244	5.97	20,256	252	4.99	(48)	40	(8)
Total interest-bearing liabilities	170,886	1,865	4.39	173,309	1,681	3.89			184
Noninterest-bearing deposit liabilities	147			162
Total funding sources	171,033	1,865	4.39	173,471	1,681	3.89
Other liabilities (f)	7,231	1	n/m	6,760	—	n/m	n/m	n/m	1
Total liabilities	178,264			180,231
Total equity	13,831			13,790
Total liabilities and equity	$192,095			$194,021
Net financing revenue and other interest income		$1,495			$1,573				$(78)
Net interest spread (g)			2.97%			3.10%
Net yield on interest-earning assets (h)			3.27%			3.38%
n/m = not meaningful
(a)Average balances are calculated using an average daily balance methodology.
(b)Includes restricted interest-bearing cash and cash equivalents recorded in other assets on the Condensed Consolidated Balance Sheet.
(c)Includes the effects of derivative financial instruments designated as hedges. Refer to Note 19 to the Condensed Consolidated Financial Statements for further information about the effects of our hedging activities.
(d)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
(e)Yield includes gains on the sale of off-lease vehicles of $59 million and $70 million for the three months ended June 30, 2024, and 2023, respectively. Excluding the loss or gain on sale, the annualized yield was 4.52% and 4.83% for the three months ended June 30, 2024, and 2023, respectively.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2024			2023			Increase (decrease) due to
Six months ended June 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents (b)	$7,492	$185	4.97%	$6,571	$143	4.38%	$20	$22	$42
Investment securities (c)	28,920	510	3.55	31,163	464	3.00	(33)	79	46
Loans held-for-sale, net	301	15	9.41	579	22	7.72	(11)	4	(7)
Finance receivables and loans, net (c) (d)	138,496	5,672	8.24	136,506	5,296	7.82	77	299	376
Investment in operating leases, net (e)	8,787	308	7.06	10,272	368	7.22	(53)	(7)	(60)
Other earning assets	666	21	6.43	688	21	6.08	(1)	1	—
Earning assets of operations held-for-sale (f)	637	28	8.77	—	—	—	28	—	28
Total interest-earning assets	185,299	6,739	7.31	185,779	6,314	6.85			425
Noninterest-bearing cash and cash equivalents	335			348
Other assets	11,533			10,799
Allowance for loan losses	(3,573)			(3,753)
Total assets	$193,594			$193,173
Liabilities and equity
Interest-bearing deposit liabilities (c)	$153,734	$3,245	4.24%	$152,396	$2,635	3.49%	$23	$587	$610
Short-term borrowings	1,990	50	5.07	928	23	5.38	26	1	27
Long-term debt	16,838	492	5.87	19,328	479	5.00	(62)	75	13
Total interest-bearing liabilities	172,562	3,787	4.41	172,652	3,137	3.67			650
Noninterest-bearing deposit liabilities	148			170
Total funding sources	172,710	3,787	4.41	172,822	3,137	3.67
Other liabilities (g)	7,126	1	n/m	6,712	2	n/m	n/m	n/m	(1)
Total liabilities	179,836			179,534
Total equity	13,758			13,639
Total liabilities and equity	$193,594			$193,173
Net financing revenue and other interest income		$2,951			$3,175				$(224)
Net interest spread (h)			2.90%			3.18%
Net yield on interest-earning assets (i)			3.20%			3.45%
n/m = not meaningful
(a)Average balances are calculated using an average daily balance methodology.
(b)Includes restricted interest-bearing cash and cash equivalents recorded in other assets on the Condensed Consolidated Balance Sheet.
(c)Includes the effects of derivative financial instruments designated as hedges. Refer to Note 19 to the Condensed Consolidated Financial Statements for further information about the effects of our hedging activities.
(d)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
(e)Yield includes gains on the sale of off-lease vehicles of $105 million and $117 million for the six months ended June 30, 2024, and 2023, respectively. Excluding the loss or gain on sale, the annualized yield was 4.66% and 4.93% for the six months ended June 30, 2024, and 2023, respectively.
(f)Includes average balances of Ally Lending earning assets prior to the completion of the sale on March 1, 2024, which were transferred to assets of operations held-for-sale at December 31, 2023. Refer to Note 2 to the Condensed Consolidated Financial Statements.
(g)Represents interest expense on tax liabilities included in other liabilities on the Condensed Consolidated Balance Sheet. The interest expense on tax liabilities is included in the net yield on interest-earning assets and excluded from the interest spread. For more information on our accounting policies regarding income taxes, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
(h)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(i)Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.
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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended June 30, 2024.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended June 30, 2024.

Three months ended June 30, 2024	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (in dollars)
April 2024	3	$39.05
May 2024	6	40.86
June 2024	4	38.78
Total	13	39.88
(a)Consists of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a) None.
(b) None.
(c) Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, none of our directors or executive officers, as defined in Rule 16a-1 under the Exchange Act, adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
Certain of our executive officers have made elections to participate in, and are participating in, our Employee Stock Purchase Program. By participating in this program, executive officers have made, and may from time to time make, contributory elections or other elections to have shares withheld to cover withholding taxes or pay the exercise price of stock awards, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as such terms are defined under Item 408 of Regulation S-K.

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

101
The following information from our Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended June 30, 2024, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of August, 2024.

Ally Financial Inc. (Registrant)

/S/ RUSSELL E. HUTCHINSON
Russell E. Hutchinson Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Controller, and Chief Accounting Officer