Form 10-Q
period 2024-09-30
Ally Financial Inc.
filed 2024-11-05
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024, or

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
Yes ☐                    No ☑
At October 31, 2024, the number of shares outstanding of the Registrant’s common stock was 304,714,784 shares.

Index
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel Committee	Basel Committee on Banking Supervision
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956, as amended
BMC	Better Mortgage Company
Board	Ally Board of Directors
BTFP	Bank Term Funding Program
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
CIDI	Covered insured depository institution
CODM	Chief Operating Decision Maker
COH	Corporate overhead
CRA	Community Reinvestment Act of 1977, as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DVA	Debit valuation adjustment
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act, as amended
ERMC	Enterprise Risk Management Committee
ESG	Environmental, social, and governance
ETF	Exchange-traded fund
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDI Act	Federal Deposit Insurance Act, as amended
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991, as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999, as amended
GM	General Motors Company
HTC	Historic tax credit
IB Finance	IB Finance Holding Company, LLC
IDI	Insured Depository Institution

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
IRA	Individual retirement account
LCR	Liquidity coverage ratio
LGD	Loss given default
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NMTC	New market tax credit
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OEM	Automotive original equipment manufacturer
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
SEC	U.S. Securities and Exchange Commission
Signature	Signature Bank
SPE	Special-purpose entity
Stellantis	Stellantis N.V.
SVB	Silicon Valley Bank
Tailoring Rules	The rules implementing Title IV of the EGRRCP Act
TCFD	Task Force on Climate-related Financial Disclosures
TLAC	Total loss-absorbing capacity
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$2,889	$2,837	$8,561	$8,133
Interest on loans held-for-sale	5	7	48	29
Interest and dividends on investment securities and other earning assets	262	267	793	752
Interest on cash and cash equivalents	102	99	287	242
Operating leases	316	385	1,005	1,179
Total financing revenue and other interest income	3,574	3,595	10,694	10,335
Interest expense
Interest on deposits	1,616	1,563	4,861	4,198
Interest on short-term borrowings	13	13	63	36
Interest on long-term debt	256	274	748	753
Interest on other	—	—	1	2
Total interest expense	1,885	1,850	5,673	4,989
Net depreciation expense on operating lease assets	201	212	582	638
Net financing revenue and other interest income	1,488	1,533	4,439	4,708
Other revenue
Insurance premiums and service revenue earned	359	320	1,045	936
Gain on mortgage and automotive loans, net	6	4	18	13
Other gain (loss) on investments, net	74	(41)	96	59
Other income, net of losses	176	152	491	431
Total other revenue	615	435	1,650	1,439
Total net revenue	2,103	1,968	6,089	6,147
Provision for credit losses	645	508	1,609	1,381
Noninterest expense
Compensation and benefits expense	435	463	1,396	1,448
Insurance losses and loss adjustment expenses	135	107	428	329
Other operating expenses	655	662	1,995	1,970
Total noninterest expense	1,225	1,232	3,819	3,747
Income from continuing operations before income tax (benefit) expense	233	228	661	1,019
Income tax (benefit) expense from continuing operations	(124)	(68)	(147)	74
Net income from continuing operations	357	296	808	945
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income	357	296	808	944
Other comprehensive income (loss), net of tax	616	(902)	423	(706)
Comprehensive income (loss)	$973	$(606)	$1,231	$238
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands) (a)	2024	2023	2024	2023
Net income from continuing operations attributable to common stockholders	$330	$269	$725	$862
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income attributable to common stockholders	$330	$269	$725	$861
Basic weighted-average common shares outstanding (b)	307,312	304,134	306,699	303,497
Diluted weighted-average common shares outstanding (b)	311,044	305,693	309,786	304,601
Basic earnings per common share
Net income from continuing operations	$1.07	$0.88	$2.37	$2.84
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income	$1.07	$0.88	$2.37	$2.84
Diluted earnings per common share
Net income from continuing operations	$1.06	$0.88	$2.34	$2.83
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income	$1.06	$0.88	$2.34	$2.83
Cash dividends declared per common share	$0.30	$0.30	$0.90	$0.90
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

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents
Noninterest-bearing	$544	$638
Interest-bearing	8,072	6,307
Total cash and cash equivalents	8,616	6,945
Equity securities	877	810
Available-for-sale securities (amortized cost of $27,312 and $28,416)	23,905	24,415
Held-to-maturity securities (fair value of $4,570 and $4,729)	4,441	4,680
Loans held-for-sale, net	306	400
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	137,501	139,439
Allowance for loan losses	(3,700)	(3,587)
Total finance receivables and loans, net	133,801	135,852
Investment in operating leases, net	8,318	9,171
Premiums receivable and other insurance assets	2,810	2,749
Other assets	9,907	9,395
Assets of operations held-for-sale	—	1,975
Total assets	$192,981	$196,392
Liabilities
Deposit liabilities
Noninterest-bearing	$174	$139
Interest-bearing	151,776	154,527
Total deposit liabilities	151,950	154,666
Short-term borrowings	1,771	3,297
Long-term debt	16,807	17,570
Interest payable	1,425	858
Unearned insurance premiums and service revenue	3,534	3,492
Accrued expenses and other liabilities	2,769	2,726
Liabilities of operations held-for-sale	—	17
Total liabilities	178,256	182,626
Contingencies (refer to Note 24)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 514,937,313 and 511,861,447; and outstanding 304,714,784 and 302,459,258)	22,101	21,975
Preferred stock	2,324	2,324
Retained earnings	595	154
Accumulated other comprehensive loss	(3,393)	(3,816)
Treasury stock, at cost (210,222,529 and 209,402,189 shares)	(6,902)	(6,871)
Total equity	14,725	13,766
Total liabilities and equity	$192,981	$196,392
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

($ in millions)	September 30, 2024	December 31, 2023
Assets
Finance receivables and loans, net
Consumer automotive	$5,336	$6,868
Allowance for loan losses	(204)	(254)
Total finance receivables and loans, net	5,132	6,614
Other assets	326	461
Total assets	$5,458	$7,075
Liabilities
Long-term debt	$1,717	$1,509
Accrued expenses and other liabilities	3	4
Total liabilities	$1,720	$1,513
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at July 1, 2023	$21,915	$2,324	$23	$(3,863)	$(6,867)	$13,532
Net income			296			296
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(11)			(11)
Share-based compensation	21					21
Other comprehensive loss				(902)		(902)
Common stock dividends ($0.30 per share)			(95)			(95)
Balance at September 30, 2023	$21,936	$2,324	$197	$(4,765)	$(6,867)	$12,825
Balance at July 1, 2024	$22,077	$2,324	$360	$(4,009)	$(6,901)	$13,851
Net income			357			357
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(11)			(11)
Share-based compensation	24					24
Other comprehensive income				616		616
Common stock repurchases					(1)	(1)
Common stock dividends ($0.30 per share)			(95)			(95)
Balance at September 30, 2024	$22,101	$2,324	$595	$(3,393)	$(6,902)	$14,725

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Nine months ended September 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2023	$21,816	$2,324	$(384)	$(4,059)	$(6,838)	$12,859
Net income			944			944
Preferred stock dividends — Series B			(48)			(48)
Preferred stock dividends — Series C			(35)			(35)
Share-based compensation	120					120
Other comprehensive loss				(706)		(706)
Common stock repurchases					(29)	(29)
Common stock dividends ($0.90 per share)			(280)			(280)
Balance at September 30, 2023	$21,936	$2,324	$197	$(4,765)	$(6,867)	$12,825
Balance at December 31, 2023	$21,975	$2,324	$154	$(3,816)	$(6,871)	$13,766
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2023-02			(2)			(2)
Balance at January 1, 2024	$21,975	$2,324	$152	$(3,816)	$(6,871)	$13,764
Net income			808			808
Preferred stock dividends — Series B			(48)			(48)
Preferred stock dividends — Series C			(35)			(35)
Share-based compensation	126					126
Other comprehensive income				423		423
Common stock repurchases					(31)	(31)
Common stock dividends ($0.90 per share)			(282)			(282)
Balance at September 30, 2024	$22,101	$2,324	$595	$(3,393)	$(6,902)	$14,725
(a)Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2024	2023
Operating activities
Net income	$808	$944
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	930	923
Provision for credit losses	1,609	1,381
Gain on mortgage and automotive loans, net	(18)	(13)
Other gain on investments, net	(96)	(59)
Originations and purchases of loans held-for-sale	(1,413)	(1,913)
Proceeds from sales and repayments of loans held-for-sale	1,862	2,283
Net change in
Deferred income taxes	(201)	(62)
Interest payable	567	1,029
Other assets	(181)	29
Other liabilities	(130)	52
Other, net	171	86
Net cash provided by operating activities	3,908	4,680
Investing activities
Purchases of equity securities	(630)	(257)
Proceeds from sales of equity securities	680	295
Purchases of available-for-sale securities	(462)	(388)
Proceeds from sales of available-for-sale securities	134	337
Proceeds from repayments of available-for-sale securities	1,450	1,631
Proceeds from repayments of held-to-maturity securities	360	49
Purchases of finance receivables and loans held-for-investment	(2,612)	(3,201)
Proceeds from sales of finance receivables and loans initially held-for-investment	1,190	25
Originations and repayments of finance receivables and loans held-for-investment and other, net	1,526	(2,452)
Purchases of operating lease assets	(2,543)	(2,174)
Disposals of operating lease assets	2,782	2,384
Proceeds from sale of a business unit, net	1,956	—
Net change in nonmarketable equity investments	84	(45)
Other, net	(461)	(419)
Net cash provided by (used in) investing activities	3,454	(4,215)

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2024	2023
Financing activities
Net change in short-term borrowings	(1,526)	11
Net (decrease) increase in deposits	(2,757)	525
Proceeds from issuance of long-term debt	2,866	4,893
Repayments of long-term debt	(3,683)	(2,609)
Repurchases of common stock	(31)	(29)
Common stock dividends paid	(280)	(277)
Preferred stock dividends paid	(83)	(83)
Net cash (used in) provided by financing activities	(5,494)	2,431
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	(3)	—
Net increase in cash and cash equivalents and restricted cash	1,865	2,896
Cash and cash equivalents and restricted cash at beginning of year	7,439	6,222
Cash and cash equivalents and restricted cash at September 30,	$9,304	$9,118
Supplemental disclosures
Cash paid (received) for
Interest	$5,043	$3,895
Income taxes	94	(42)
Noncash items
Held-to-maturity securities received in consideration for loans sold	56	—
Loans held-for-sale transferred to finance receivables and loans held-for-investment	28	208
Finance receivables and loans held-for-investment transferred to loans held-for-sale	1,729	11
Transfer of nonmarketable equity investments to equity securities	—	19
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

September 30, ($ in millions)	2024	2023
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$8,616	$8,515
Restricted cash and cash equivalents and restricted cash held for securitization trusts included in other assets on the Condensed Consolidated Balance Sheet (a)	688	603
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$9,304	$9,118
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
The Condensed Consolidated Financial Statements at September 30, 2024, and for the three months and nine months ended September 30, 2024, and 2023, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed on February 20, 2024, with the SEC.
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
During the second quarter of 2024, we updated our reasonable and supportable forecast period from 12 months to 24 months, and our reversion period from 24 months to 12 months. This refinement to our estimation process represents a change in accounting estimate, with prospective application beginning in the period of change. The impact of this refinement to our estimation process was offset by an adjustment in the qualitative portion of our allowance. The use of a longer-duration reasonable and supportable macroeconomic forecast period to produce the modeled portion of our allowance for loan losses is expected to further improve model performance.
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
Our proportional amortization investments include tax equity investments related to the CRA, for which the primary return to us is the income tax credits and other income tax benefits we receive. We have elected to apply the proportional amortization method to qualifying tax equity investments within our LIHTC, NMTC, and HTC programs. Under the proportional amortization method, the costs of qualifying tax equity investments are amortized in proportion to the allocation of income tax credits and other income tax benefits in each period to the total

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
income tax benefits expected to be obtained over the life of the investment, and the investment amortization and income tax credits are presented on a net basis as a component of income tax expense. Our proportional amortization investments are included within other assets on our Condensed Consolidated Balance Sheet. Our obligations related to unfunded commitments for our proportional amortization investments are included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Income tax credits and other income tax benefits received are recorded in income tax expense of the Condensed Consolidated Statement of Comprehensive Income (Loss) and in net income and as a component of operating activities within deferred income taxes, other assets, and other liabilities of the Condensed Consolidated Statement of Cash Flows.
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
2.    Held-for-sale Operations
On December 31, 2023, we committed to sell Ally Lending, a component of our Corporate and Other segment. We closed the sale of Ally Lending on March 1, 2024. For all periods presented, the operating results for our held-for-sale operations are presented within continuing operations in the Condensed Consolidated Statement of Comprehensive Income (Loss). Additionally, the assets and liabilities of our held-for-sale operations are presented separately on the Condensed Consolidated Balance Sheet as of December 31, 2023.
In connection with the classification of the operations as held-for-sale, the disposal group was measured at lower-of-cost or fair value. First, the finance receivables and loans were classified as held-for-sale and measured at the lower-of-cost or fair value, which resulted in a benefit of $16 million to our provision for credit losses during the year ended December 31, 2023. Next, the remaining assets and liabilities of the disposal group were measured at the lower-of-cost or fair value. The fair value was determined based on the sales agreement with the third-party purchaser, which is a Level 2 fair value input. The carrying value exceeded the fair value of the assets and liabilities of the disposal group, which resulted in a goodwill impairment charge of $149 million during the year ended December 31, 2023. In total, we recognized a net pretax loss of $133 million for the year ended December 31, 2023, in connection with classification of the operations as held-for-sale. During the nine months ended September 30, 2024, we recognized an additional pretax loss of $8 million in connection with the sale of Ally Lending, and do not expect to recognize any significant incremental losses related to this transaction.
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

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2024
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$246	$—	$—	$—	$246
Remarketing fee income	28	—	—	—	—	28
Brokerage commissions and other revenue	—	—	—	—	22	22
Banking fees and interchange income (d)	—	—	—	—	12	12
Brokered/agent commissions	—	5	—	—	—	5
Other	5	1	—	—	—	6
Total revenue from contracts with customers	33	252	—	—	34	319
All other revenue	52	185	6	37	16	296
Total other revenue (e)	$85	$437	$6	$37	$50	$615
2023
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$173	$—	$—	$—	$173
Remarketing fee income	27	—	—	—	—	27
Brokerage commissions and other revenue	—	—	—	—	23	23
Banking fees and interchange income (d)	—	—	—	—	10	10
Brokered/agent commissions	—	3	—	—	—	3
Other	5	1	—	—	—	6
Total revenue from contracts with customers	32	177	—	—	33	242
All other revenue	47	116	4	24	2	193
Total other revenue (e)	$79	$293	$4	$24	$35	$435
(a)We had opening balances of $3.0 billion in unearned revenue associated with outstanding contracts at both July 1, 2024, and 2023, and $243 million and $249 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income (Loss) during the three months ended September 30, 2024, and 2023, respectively.
(b)At September 30, 2024, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $232 million during the remainder of 2024, $818 million in 2025, $674 million in 2026, $514 million in 2027, and $726 million thereafter. At September 30, 2023, we had unearned revenue of $3.0 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.8 billion at both July 1, 2024 and September 30, 2024, and recognized $141 million of expense during the three months ended September 30, 2024. We had deferred insurance assets of $1.8 billion at both July 1, 2023 and September 30, 2023, and recognized $148 million of expense during the three months ended September 30, 2023.
(d)Interchange income is reported net of customer rewards. Customer rewards expense was $7 million and $5 million for the three months ended September 30, 2024, and 2023, respectively.
(e)Represents a component of total net revenue. Refer to Note 23 for further information on our reportable operating segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated
2024
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$666	$—	$—	$—	$666
Remarketing fee income	88	—	—	—	—	88
Brokerage commissions and other revenue	—	—	—	—	67	67
Banking fees and interchange income (c)	—	—	—	—	35	35
Brokered/agent commissions	—	15	—	—	—	15
Other	14	2	—	—	—	16
Total revenue from contracts with customers	102	683	—	—	102	887
All other revenue	173	476	17	90	7	763
Total other revenue (d)	$275	$1,159	$17	$90	$109	$1,650
2023
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$513	$—	$—	$—	$513
Remarketing fee income	91	—	—	—	—	91
Brokerage commissions and other revenue	—	—	—	—	69	69
Banking fees and interchange income (c)	—	—	—	—	31	31
Brokered/agent commissions	—	10	—	—	—	10
Other	15	1	—	—	—	16
Total revenue from contracts with customers	106	524	—	—	100	730
All other revenue	133	487	13	81	(5)	709
Total other revenue (d)	$239	$1,011	$13	$81	$95	$1,439
(a)We had opening balances of $3.0 billion in unearned revenue associated with outstanding contracts at both January 1, 2024, and 2023, and $732 million and $733 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income (Loss) during the nine months ended September 30, 2024, and 2023, respectively.
(b)We had deferred insurance assets of $1.8 billion at both January 1, 2024 and September 30, 2024, and recognized $432 million of expense during the nine months ended September 30, 2024. We had deferred insurance assets of $1.8 billion at both January 1, 2023, and September 30, 2023, and recognized $436 million of expense during the nine months ended September 30, 2023.
(c)Interchange income is reported net of customer rewards. Customer rewards expense was $20 million and $14 million for the nine months ended September 30, 2024, and 2023, respectively.
(d)Represents a component of total net revenue. Refer to Note 23 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $24 million and $129 million for the three months and nine months ended September 30, 2024, respectively, compared to $57 million and $174 million for the same periods in 2023, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income (Loss). Refer to Note 9 for additional information.
4.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Late charges and other administrative fees	$49	$50	$150	$145
Remarketing fees	28	27	88	91
Income from equity-method investments (a)	10	8	14	5
Loss on nonmarketable equity investments, net (a)	—	—	(9)	(11)
Other, net	89	67	248	201
Total other income, net of losses	$176	$152	$491	$431
(a)Refer to Note 11 for further information on our equity-method investments and nonmarketable equity investments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
5.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2024	2023
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$140	$119
Less: Reinsurance recoverable	66	72
Net reserves for insurance losses and loss adjustment expenses at January 1,	74	47
Net insurance losses and loss adjustment expenses incurred related to:
Current year	411	326
Prior years (a)	17	3
Total net insurance losses and loss adjustment expenses incurred	428	329
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(319)	(270)
Prior years	(64)	(38)
Total net insurance losses and loss adjustment expenses paid or payable	(383)	(308)
Net reserves for insurance losses and loss adjustment expenses at September 30,	119	68
Plus: Reinsurance recoverable (b)	78	77
Total gross reserves for insurance losses and loss adjustment expenses at September 30, (c)	$197	$145
(a)There have been no material adverse changes to the reserve for prior years.
(b)Included in premiums receivable and other insurance assets on our Condensed Consolidated Balance Sheet.
(c)Included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.
6.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Insurance commissions	$164	$160	$486	$475
Technology and communications	110	109	319	328
Advertising and marketing	69	74	221	231
Property and equipment depreciation	55	51	169	146
Regulatory and licensing fees	45	45	137	119
Lease and loan administration	45	57	136	158
Professional services	36	35	106	103
Vehicle remarketing and repossession	31	30	96	85
Amortization of intangible assets (a)	4	6	15	19
Other	96	95	310	306
Total other operating expenses	$655	$662	$1,995	$1,970
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

	September 30, 2024				December 31, 2023
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,270	$—	$(155)	$2,115	$2,284	$—	$(209)	$2,075
U.S. States and political subdivisions	718	1	(72)	647	727	1	(70)	658
Foreign government	203	2	(5)	200	190	1	(8)	183
Agency mortgage-backed residential (a)	17,094	1	(2,398)	14,697	18,122	1	(2,739)	15,384
Mortgage-backed residential	254	—	(35)	219	268	—	(43)	225
Agency mortgage-backed commercial (a)	4,675	7	(666)	4,016	4,539	2	(783)	3,758
Asset-backed	204	—	(2)	202	344	—	(12)	332
Corporate debt	1,894	12	(97)	1,809	1,942	4	(146)	1,800
Total available-for-sale securities (b) (c) (d) (e) (f)	$27,312	$23	$(3,430)	$23,905	$28,416	$9	$(4,010)	$24,415
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$950	$—	$(155)	$795	$999	$—	$(173)	$826
Mortgage-backed residential	3,392	283	—	3,675	3,603	221	—	3,824
Asset-backed retained notes	99	1	—	100	78	1	—	79
Total held-to-maturity securities (d) (f) (g)	$4,441	$284	$(155)	$4,570	$4,680	$222	$(173)	$4,729
(a)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $100 million asset and a $46 million asset for agency mortgage-backed residential securities at September 30, 2024, and December 31, 2023, respectively, and a $57 million asset and a $29 million asset for agency mortgage-backed commercial securities at September 30, 2024, and December 31, 2023. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 19 for additional information.
(c)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $13 million and $12 million at September 30, 2024, and December 31, 2023, respectively.
(d)Investment securities with a fair value of $4.0 billion and $4.7 billion were pledged as collateral at September 30, 2024, and December 31, 2023, respectively. This primarily included $3.1 billion and $3.3 billion pledged to secure advances from the FHLB at September 30, 2024, and December 31, 2023, respectively. This also included securities pledged for other purposes as required by contractual obligations or law, under which agreements we granted the counterparty the right to sell or pledge $901 million and $1.4 billion of the underlying available-for-sale securities at September 30, 2024, and December 31, 2023, respectively.
(e)Totals do not include accrued interest receivable, which was $72 million and $76 million at September 30, 2024, and December 31, 2023, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(f)There was no allowance for credit losses recorded at both September 30, 2024, or December 31, 2023, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(g)Totals do not include accrued interest receivable, which was $12 million and $13 million at September 30, 2024, and December 31, 2023, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
In the fourth quarter of 2023, non-agency mortgage-backed residential securities with a fair value of $3.6 billion were transferred from available-for-sale to held-to-maturity. At the time of the transfer, $911 million of unrealized losses were retained in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet. The transfer of these securities to held-to-maturity reduces our exposure to fluctuations in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet that can result from unrealized losses on available-for-sale securities due to changes in market interest rates. The unrealized loss at the time of transfer is amortized over the remaining life of the security, offsetting the amortization of the security’s premium or discount, and resulting in no impact to the Condensed Consolidated Statement of Comprehensive Income (Loss). Refer to Note 16 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2024
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,115	1.6%	$253	0.8%	$1,100	1.5%	$762	1.9%	$—	—%
U.S. States and political subdivisions	647	3.4	32	6.7	69	3.0	94	4.0	452	3.2
Foreign government	200	2.6	39	1.9	50	2.3	107	2.9	4	3.3
Agency mortgage-backed residential (b)	14,697	2.6	—	—	8	2.0	26	2.5	14,663	2.6
Mortgage-backed residential	219	2.7	—	—	—	—	—	—	219	2.7
Agency mortgage-backed commercial (b)	4,016	2.4	23	3.1	273	3.7	1,694	2.4	2,026	2.2
Asset-backed	202	1.6	—	—	197	1.6	4	3.9	1	2.7
Corporate debt	1,809	3.0	214	3.0	789	2.6	729	3.2	77	5.2
Total available-for-sale securities	$23,905	2.5	$561	1.8	$2,486	2.2	$3,416	2.5	$17,442	2.5
Amortized cost of available-for-sale securities	$27,312		$565		$2,596		$3,767		$20,384
Amortized cost of held-to-maturity securities (c)
Agency mortgage-backed residential	$950	2.7%	$—	—%	$—	—%	$—	—%	$950	2.7%
Mortgage-backed residential	3,392	2.8	—	—	—	—	9	3.0	3,383	2.8
Asset-backed retained notes	99	5.4	—	—	67	5.4	32	5.5	—	—
Total held-to-maturity securities	$4,441	2.9	$—	—	$67	5.4	$41	5.0	$4,333	2.8
December 31, 2023
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,075	1.6%	$215	0.9%	$1,120	1.5%	$740	1.9%	$—	—%
U.S. States and political subdivisions	658	3.2	4	3.4	55	2.7	110	3.6	489	3.1
Foreign government	183	2.3	20	1.3	82	2.4	81	2.5	—	—
Agency mortgage-backed residential (b)	15,384	2.6	—	—	10	1.9	32	2.5	15,342	2.6
Mortgage-backed residential	225	2.7	—	—	—	—	—	—	225	2.7
Agency mortgage-backed commercial (b)	3,758	2.3	—	—	163	3.8	1,641	2.4	1,954	2.1
Asset-backed	332	1.7	—	—	327	1.7	4	3.9	1	2.7
Corporate debt	1,800	2.7	210	2.4	915	2.6	671	2.9	4	6.2
Total available-for-sale securities	$24,415	2.5	$449	1.7	$2,672	2.1	$3,279	2.4	$18,015	2.5
Amortized cost of available-for-sale securities	$28,416		$461		$2,844		$3,746		$21,365
Amortized cost of held-to-maturity securities (c)
Agency mortgage-backed residential	$999	2.8%	$—	—%	$—	—%	$—	—%	$999	2.8%
Mortgage-backed residential	3,603	2.8	—	—	—	—	12	3.0	3,591	2.8
Asset-backed retained notes	78	5.6	1	5.6	41	5.6	2	6.0	34	5.6
Total held-to-maturity securities	$4,680	2.8	$1	5.6	$41	5.6	$14	3.4	$4,624	2.8
(a)Yield is calculated using the effective yield of each security at the end of the period, weighted based on the market value by security for the securities within each maturity distribution range. The effective yield considers the contractual coupon and amortized cost inclusive of hedge basis adjustments for dedesignated hedges, and excludes expected capital gains and losses. Yield does not consider hedging effects for securities in active hedges.
(b)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $100 million asset and a $46 million asset for agency mortgage-backed residential securities at September 30, 2024, and December 31, 2023, respectively, and a $57 million asset and a $29 million asset for agency mortgage-backed commercial securities at September 30, 2024, and December 31, 2023. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
(c)Yield is calculated using the effective yield of each security at the end of the period, weighted based on amortized cost by security for the securities within each maturity distribution range. The effective yield considers the contractual coupon and amortized cost and excludes capital gains, capital losses, and the premium or discount on securities transferred from available-for-sale to held-to-maturity.
The balances of cash equivalents were $426 million and $36 million at September 30, 2024, and December 31, 2023, respectively, and were composed primarily of money-market funds.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents interest and dividends on investment securities.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Taxable interest	$243	$246	$732	$692
Taxable dividends	5	5	15	12
Interest and dividends exempt from U.S. federal income tax	5	5	16	16
Interest and dividends on investment securities	$253	$256	$763	$720
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Available-for-sale securities
Gross realized gains	$1	$—	$2	$5
Net realized gain on available-for-sale securities	1	—	2	5
Net realized gain on equity securities	15	15	53	21
Net unrealized gain (loss) on equity securities	58	(56)	41	33
Other gain (loss) on investments, net	$74	$(41)	$96	$59
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of September 30, 2024, and December 31, 2023. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, and Fitch. The ratings presented are a composite of the ratings sourced from the agencies or, if the ratings cannot be sourced from the agencies, are based on the asset type of the particular security. All our held-to-maturity securities were current in their payment of principal and interest as of both September 30, 2024, and December 31, 2023. We have not recorded any interest income reversals on our held-to-maturity securities during the nine months ended September 30, 2024, or 2023.

($ in millions)	AAA	AA	A	BBB	Total (a)
September 30, 2024
Debt securities
Agency mortgage-backed residential	$—	$950	$—	$—	$950
Mortgage-backed residential	3,299	81	12	—	3,392
Asset-backed retained notes	91	4	2	2	99
Total held-to-maturity securities	$3,390	$1,035	$14	$2	$4,441
December 31, 2023
Debt securities
Agency mortgage-backed residential	$—	$999	$—	$—	$999
Mortgage-backed residential	3,497	93	13	—	3,603
Asset-backed retained notes	73	2	2	1	78
Total held-to-maturity securities	$3,570	$1,094	$15	$1	$4,680
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K. As of September 30, 2024, and December 31, 2023, we did not have the intent to sell the available-for-sale securities in an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. We have not recorded any interest income reversals on our available-for-sale securities during the nine months ended September 30, 2024, or 2023.

	September 30, 2024				December 31, 2023
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$—	$—	$2,115	$(155)	$—	$—	$2,075	$(209)
U.S. States and political subdivisions	47	(1)	497	(71)	70	—	501	(70)
Foreign government	9	—	122	(5)	16	—	134	(8)
Agency mortgage-backed residential (a)	18	—	14,548	(2,398)	300	(5)	15,015	(2,734)
Mortgage-backed residential	—	—	219	(35)	—	—	225	(43)
Agency mortgage-backed commercial (a)	79	(1)	3,608	(665)	153	(4)	3,472	(779)
Asset-backed	—	—	178	(2)	18	—	302	(12)
Corporate debt	57	(1)	1,423	(96)	33	(1)	1,607	(145)
Total available-for-sale securities	$210	$(3)	$22,710	$(3,427)	$590	$(10)	$23,331	$(4,000)
(a)Includes basis adjustments for certain securities that are included in closed portfolios with active hedges under the portfolio layer method at September 30, 2024, and December 31, 2023. The basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
During the nine months ended September 30, 2024, and 2023, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at September 30, 2024, or December 31, 2023.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
8.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	September 30, 2024	December 31, 2023
Consumer automotive (a)	$83,424	$84,320
Consumer mortgage
Mortgage Finance (b)	17,309	18,442
Mortgage — Legacy (c)	192	225
Total consumer mortgage	17,501	18,667
Consumer other
Credit Card	2,170	1,990
Total consumer other	2,170	1,990
Total consumer	103,095	104,977
Commercial
Commercial and industrial
Automotive	19,259	18,700
Other	8,824	9,712
Commercial real estate	6,323	6,050
Total commercial	34,406	34,462
Total finance receivables and loans (d) (e)	$137,501	$139,439
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 19 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $1 million and $2 million at September 30, 2024, and December 31, 2023, respectively, of which all have exited the interest-only period.
(c)Includes loans originated as interest-only mortgage loans of $12 million and $13 million at September 30, 2024, and December 31, 2023, respectively, of which all have exited the interest-only period.
(d)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.3 billion at both September 30, 2024, and December 31, 2023.
(e)Totals do not include accrued interest receivable, which was $851 million and $853 million at September 30, 2024, and December 31, 2023, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet. Billed interest on our credit card loans is included within finance receivables and loans, net.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and nine months ended September 30, 2024, and 2023, respectively.

Three months ended September 30, 2024 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Commercial	Total
Allowance at July 1, 2024	$3,055	$19	$302	$196	$3,572
Charge-offs (a)	(683)	—	(61)	—	(744)
Recoveries	216	1	9	1	227
Net charge-offs	(467)	1	(52)	1	(517)
Provision for credit losses	578	(3)	58	12	645
Other	—	2	(1)	(1)	—
Allowance at September 30, 2024	$3,166	$19	$307	$208	$3,700
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for information regarding our charge-off policies.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2024 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Commercial	Total
Allowance at January 1, 2024	$3,083	$21	$293	$190	$3,587
Charge-offs (a)	(1,976)	(1)	(199)	(2)	(2,178)
Recoveries	654	3	23	7	687
Net charge-offs	(1,322)	2	(176)	5	(1,491)
Write-downs from transfers to held-for-sale (b)	(5)	—	—	—	(5)
Provision for credit losses	1,410	(6)	191	14	1,609
Other	—	2	(1)	(1)	—
Allowance at September 30, 2024	$3,166	$19	$307	$208	$3,700
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Consumer automotive includes a $5 million reduction of allowance from the completion of a retail securitization transaction during the nine months ended September 30, 2024, resulting in the deconsolidation of the assets and liabilities from our Condensed Consolidated Balance Sheet.

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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Consumer automotive	$—	$—	$1,108	$—
Consumer mortgage	208	—	325	1
Commercial	131	11	296	11
Total sales and transfers	$339	$11	$1,729	$12
The following table presents purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Consumer automotive	$802	$1,064	$2,377	$2,902
Consumer mortgage	7	7	15	14
Commercial	—	3	—	10
Total purchases of finance receivables and loans	$809	$1,074	$2,392	$2,926
Nonaccrual Loans
The following tables present the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of September 30, 2024, and December 31, 2023. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for additional information on our accounting policy for finance receivables and loans on nonaccrual status.

			September 30, 2024
($ in millions)	Nonaccrual status at Jan. 1, 2024	Nonaccrual status at Jul. 1, 2024	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,129	$978	$1,204	$525
Consumer mortgage
Mortgage Finance	41	32	37	25
Mortgage — Legacy	13	9	9	9
Total consumer mortgage	54	41	46	34
Consumer other
Credit Card	92	80	84	—
Total consumer other	92	80	84	—
Total consumer	1,275	1,099	1,334	559
Commercial
Commercial and industrial
Automotive	18	18	51	33
Other	98	96	95	4
Commercial real estate	3	2	10	10
Total commercial	119	116	156	47
Total finance receivables and loans (b)	$1,394	$1,215	$1,490	$606
(a)Represents a component of nonaccrual status at end of period.
(b)We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $4 million and $14 million for the three months and nine months ended September 30, 2024, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

			December 31, 2023
($ in millions)	Nonaccrual status at Jan. 1, 2023	Nonaccrual status at Jul. 1, 2023	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,187	$1,098	$1,129	$531
Consumer mortgage
Mortgage Finance	34	38	41	21
Mortgage — Legacy	15	14	13	12
Total consumer mortgage	49	52	54	33
Consumer other
Personal Lending (b)	13	11	—	—
Credit Card	43	55	92	—
Total consumer other	56	66	92	—
Total consumer	1,292	1,216	1,275	564
Commercial
Commercial and industrial
Automotive	5	24	18	13
Other	157	161	98	5
Commercial real estate	—	3	3	3
Total commercial	162	188	119	21
Total finance receivables and loans (c)	$1,454	$1,404	$1,394	$585
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

	Origination year							Revolving loans converted to term
September 30, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Consumer automotive
Current	$23,561	$22,621	$17,069	$9,646	$3,714	$2,436	$—	$—	$79,047
30–59 days past due	270	699	840	569	187	165	—	—	2,730
60–89 days past due	77	288	380	245	79	66	—	—	1,135
90 or more days past due	23	116	157	102	35	38	—	—	471
Total consumer automotive (a)	23,931	23,724	18,446	10,562	4,015	2,705	—	—	83,383
Consumer mortgage
Mortgage Finance
Current	6	31	1,925	9,958	1,754	3,556	—	—	17,230
30–59 days past due	—	—	8	14	3	18	—	—	43
60–89 days past due	—	—	—	2	—	5	—	—	7
90 or more days past due	—	—	1	6	1	21	—	—	29
Total Mortgage Finance	6	31	1,934	9,980	1,758	3,600	—	—	17,309
Mortgage — Legacy
Current	—	—	—	—	—	47	119	16	182
30–59 days past due	—	—	—	—	—	2	1	—	3
90 or more days past due	—	—	—	—	—	5	1	1	7
Total Mortgage — Legacy	—	—	—	—	—	54	121	17	192
Total consumer mortgage	6	31	1,934	9,980	1,758	3,654	121	17	17,501
Consumer other
Credit Card
Current	—	—	—	—	—	—	2,020	—	2,020
30–59 days past due	—	—	—	—	—	—	38	—	38
60–89 days past due	—	—	—	—	—	—	32	—	32
90 or more days past due	—	—	—	—	—	—	80	—	80
Total Credit Card	—	—	—	—	—	—	2,170	—	2,170
Total consumer other	—	—	—	—	—	—	2,170	—	2,170
Total consumer	$23,937	$23,755	$20,380	$20,542	$5,773	$6,359	$2,291	$17	$103,054
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes an asset of $41 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at September 30, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.

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

	Origination year							Revolving loans converted to term
September 30, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$395	$325	$386	$133	$74	$57	$16,633	$—	$18,003
Special mention	5	20	14	25	2	8	1,061	—	1,135
Substandard	—	1	—	—	—	—	110	—	111
Doubtful	—	—	—	—	—	—	10	—	10
Total automotive	400	346	400	158	76	65	17,814	—	19,259
Other
Pass	526	298	313	264	172	235	5,614	91	7,513
Special mention	—	—	367	238	172	77	235	23	1,112
Substandard	—	27	—	23	46	54	10	3	163
Doubtful	—	—	—	—	—	26	10	—	36
Total other	526	325	680	525	390	392	5,869	117	8,824
Commercial real estate
Pass	740	1,008	1,296	1,058	825	1,216	—	35	6,178
Special mention	6	18	69	42	—	—	—	—	135
Substandard	—	—	5	—	3	—	—	—	8
Doubtful	—	—	1	—	—	1	—	—	2
Total commercial real estate	746	1,026	1,371	1,100	828	1,217	—	35	6,323
Total commercial	$1,672	$1,697	$2,451	$1,783	$1,294	$1,674	$23,683	$152	$34,406

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2023 ($ in millions)	2023	2022	2021	2020	2019	2018 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$509	$512	$165	$97	$58	$22	$16,446	$—	$17,809
Special mention	6	7	30	1	1	14	723	—	782
Substandard	—	1	—	—	—	—	44	—	45
Doubtful	—	—	—	—	—	1	63	—	64
Total automotive	515	520	195	98	59	37	17,276	—	18,700
Other
Pass	331	646	343	405	266	180	6,202	173	8,546
Special mention	—	208	188	206	51	85	198	25	961
Substandard	—	—	46	3	—	83	25	11	168
Doubtful	—	—	—	—	—	26	10	—	36
Loss	—	—	—	—	1	—	—	—	1
Total other	331	854	577	614	318	374	6,435	209	9,712
Commercial real estate
Pass	971	1,452	1,129	884	607	811	100	26	5,980
Special mention	3	16	28	1	18	—	—	—	66
Substandard	—	3	—	—	—	1	—	—	4
Total commercial real estate	974	1,471	1,157	885	625	812	100	26	6,050
Total commercial	$1,820	$2,845	$1,929	$1,597	$1,002	$1,223	$23,811	$235	$34,462
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
September 30, 2024
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$19,259	$19,259
Other	—	—	—	—	8,824	8,824
Commercial real estate	—	—	1	1	6,322	6,323
Total commercial	$—	$—	$1	$1	$34,405	$34,406
December 31, 2023
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$18,700	$18,700
Other	2	—	3	5	9,707	9,712
Commercial real estate	—	—	—	—	6,050	6,050
Total commercial	$2	$—	$3	$5	$34,457	$34,462

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present gross charge-offs of our finance receivables and loans for each portfolio class by origination year during the nine months ended September 30, 2024, and during the year ended December 31, 2023, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for additional information on our charge-off policy.

	Origination year							Revolving loans converted to term
September 30, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Consumer automotive (a)	$65	$567	$719	$396	$108	$121	$—	$—	$1,976
Consumer mortgage
Mortgage Finance	—	—	—	1	—	—	—	—	1
Total consumer mortgage	—	—	—	1	—	—	—	—	1
Consumer other
Credit Card	—	—	—	—	—	—	187	12	199
Total consumer other	—	—	—	—	—	—	187	12	199
Total consumer	65	567	719	397	108	121	187	12	2,176
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	1	1	—	2
Total commercial	—	—	—	—	—	1	1	—	2
Total finance receivables and loans	$65	$567	$719	$397	$108	$122	$188	$12	$2,178
(a)Excludes $5 million of write-downs from transfers to held-for-sale from the completion of a retail securitization transaction during the nine months ended September 30, 2024, resulting in the deconsolidation of the assets and liabilities from our Condensed Consolidated Balance Sheet.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Loan Modifications
The following tables present the amortized cost basis of loans that were modified subsequent to origination during the three months and nine months ended September 30, 2024, and 2023, respectively, for each portfolio segment, by modification type. For additional information on loan modification types in scope of this disclosure, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K. The below tables exclude consumer mortgage finance receivables and loans currently enrolled in a trial modification program. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. If the borrower successfully completes the trial loan modification program, the contractual terms of the loan are updated and the modification is considered permanent. As of September 30, 2024, and December 31, 2023, there were $3 million and $5 million of consumer mortgage finance receivables and loans in a trial modification program, respectively.

	Payment extensions
Three months ended September 30, 2024 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total
Consumer automotive	$—	$130	$2	$—	$—	$132
Consumer mortgage
Mortgage Finance	—	1	—	—	—	1
Total consumer mortgage	—	1	—	—	—	1
Consumer other
Credit Card	—	—	1	6	—	7
Total consumer other	—	—	1	6	—	7
Total consumer	—	131	3	6	—	140
Commercial
Commercial and industrial
Automotive	—	—	—	37	—	37
Other	—	25	—	—	14	39
Commercial real estate	—	—	—	—	1	1
Total commercial	—	25	—	37	15	77
Total finance receivables and loans	$—	$156	$3	$43	$15	$217

	Payment extensions
Nine months ended September 30, 2024 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$305	$4	$—	$—	$309
Consumer mortgage
Mortgage Finance	—	2	—	—	—	2
Total consumer mortgage	—	2	—	—	—	2
Consumer other
Credit Card	—	—	1	13	—	14
Total consumer other	—	—	1	13	—	14
Total consumer	—	307	5	13	—	325
Commercial
Commercial and industrial
Automotive	5	—	—	37	—	42
Other	—	174	—	—	14	188
Commercial real estate	—	—	—	—	1	1
Total commercial	5	174	—	37	15	231
Total finance receivables and loans	$5	$481	$5	$50	$15	$556
(a)Represents 0.4% of total finance receivables and loans outstanding as of September 30, 2024.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the financial effect of loan modifications that occurred during the three months and nine months ended September 30, 2024, and 2023, respectively.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b)
Three months ended September 30, 2024 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	30	$1	—%	—%	—	—	—%	—%
Consumer mortgage
Mortgage Finance	126	—	—	—	—	—	—	—
Total consumer mortgage	126	—	—	—	—	—	—	—
Consumer other
Credit Card	—	1	30.4	10.4	—	—	—	—
Total consumer other	—	$1	30.4	10.4	—	—	—	—
Commercial
Commercial and industrial
Automotive	—	$—	11.0%	7.9%	—	—	—%	—%
Other	15	—	—	—	4	60	5.5	4.3
Commercial real estate	—	—	—	—	84	90	11.0	6.0
Total commercial	15	$—	11.0	7.9	7	61	5.7	4.3
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b)
Nine months ended September 30, 2024 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	29	$1	—%	—%	—	—	—%	—%
Consumer mortgage
Mortgage Finance	176	—	—	—	—	—	—	—
Total consumer mortgage	176	—	—	—	—	—	—	—
Consumer other
Credit Card	—	1	30.4	7.9	—	—	—	—
Total consumer other	—	$1	30.4	7.9	—	—	—	—
Commercial
Commercial and industrial
Automotive	10	$—	11.0%	7.9%	—	—	—%	—%
Other	37	—	—	—	4	60	5.5	4.3
Commercial real estate	—	—	—	—	84	90	11.0	6.0
Total commercial	36	$—	11.0	7.9	7	61	5.7	4.3
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the subsequent performance of loans recorded at amortized cost, by portfolio segment and credit quality indicator, that were modified within the 12 months prior to September 30, 2024.

September 30, 2024 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$316	$67	$25	$8	$416
Principal forgiveness	—	—	—	4	4
Combination	1	—	—	—	1
Total consumer automotive	317	67	25	12	421
Consumer mortgage
Mortgage Finance
Contractual maturity extensions	2	1	—	—	3
Total Mortgage Finance	2	1	—	—	3
Mortgage — Legacy
Combination	1	—	—	—	1
Total Mortgage — Legacy	1	—	—	—	1
Total consumer mortgage	3	1	—	—	4
Consumer other
Credit Card
Interest rate concessions	10	2	1	3	16
Total consumer other	10	2	1	3	16
Total consumer	$330	$70	$26	$15	$441

September 30, 2024 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Automotive
Payment deferrals	$—	$—	$5	$—	$5
Interest rate concessions	—	—	37	—	37
Other
Contractual maturity extensions	118	—	56	—	174
Combination	—	—	14	—	14
Commercial real estate
Combination	—	—	—	1	1
Total commercial	$118	$—	$112	$1	$231
As of September 30, 2024, 1,205 consumer automotive loans with a total amortized cost of $29 million redefaulted within 12 months of modification.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the subsequent performance of loans recorded at amortized cost, by portfolio segment and credit quality indicator, that were modified during the three months and nine months ended September 30, 2023.

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
During the three months ended September 30, 2023, 67 consumer automotive loans with a total amortized cost of $1 million redefaulted. During the nine months ended September 30, 2023, 108 consumer automotive loans with a total amortized cost of $3 million and 1 consumer mortgage loan with a total amortized cost of $2 million redefaulted.
9.    Leasing
Ally as the Lessee
We have operating leases for certain of our corporate facilities, which have remaining lease terms of 3 months to 6 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend or terminate the lease. We do not include these term extensions or termination provisions in our estimates of the lease term if we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.
During the three months and nine months ended September 30, 2024, we paid $9 million and $26 million, respectively, in cash for amounts included in the measurement of lease liabilities at September 30, 2024, compared to $7 million and $23 million for the three months and nine months ended September 30, 2023, in cash amounts included in the measurement of lease liabilities at September 30, 2023. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the nine months ended September 30, 2024 and September 30, 2023, we obtained $19 million and $10 million, respectively, of ROU assets in exchange for new lease liabilities. As of September 30, 2024, the weighted-average remaining lease term of our operating lease portfolio was 4 years, and the weighted-average discount rate was 3.16%, compared to 4 years and 2.85% as of December 31, 2023.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of September 30, 2024, and that have noncancelable lease terms expiring after September 30, 2024.

($ in millions)
2024	$9
2025	34
2026	27
2027	22
2028	16
2029 and thereafter	3
Total undiscounted cash flows	111
Difference between undiscounted cash flows and discounted cash flows	(6)
Total lease liability	$105
The following table details the components of total net operating lease expense.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Operating lease expense	$7	$7	$22	$21
Variable lease expense	1	1	3	3
Total lease expense, net (a)	$8	$8	$25	$24
(a)Included in other operating expenses in our Condensed Consolidated Statement of Comprehensive Income (Loss).
Ally as the Lessor
Investment in Operating Leases
We purchase consumer operating lease contracts and the associated vehicles from automotive dealerships or manufacturers after those contracts are executed. The amount we pay for an operating lease contract is based on the negotiated price for the vehicle less vehicle trade-in, down payment from the consumer, tax credits, and available automotive manufacturer incentives. Under the operating lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value, down payment, tax credits, or available manufacturer incentives) exceeds the contract residual value (including residual support) of the vehicle at lease termination, plus operating lease rental charges. The customer can terminate the lease at any point after commencement, subject to additional charges and fees. The consumer, dealership, or automotive manufacturer may have the option to purchase the vehicle at the end of the lease term, which generally range from 24 to 60 months, at the residual value of the vehicle, however it is not reasonably certain this option will be exercised and accordingly our consumer leases are classified as operating leases. In addition to the charges described above, the consumer is generally responsible for certain charges related to excess mileage or excessive wear and tear on the vehicle. These charges are deemed variable lease payments and, as these payments are not based on a rate or index, they are recognized as net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income (Loss) as incurred.
When we acquire a consumer operating lease, we assume ownership of the vehicle. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer, dealer, nor automotive manufacturer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers, the receiving dealer, or automotive manufacturer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income (Loss). Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of September 30, 2024, and December 31, 2023, consumer operating leases with a carrying value, net of accumulated depreciation, of $1.3 billion and $12 million, respectively, were covered by residual value guarantees. The increase is primarily driven by a new automotive manufacturer relationship added during the nine months ended September 30, 2024. As of September 30, 2024, $2 million is under a residual value guarantee of 15% of the automotive manufacturer’s suggested retail price and $1.3 billion is under a residual value guarantee of approximately 50% of the vehicles’ contract residual value. As of December 31, 2023, $12 million was under a residual value guarantee of 15% of the automotive manufacturer’s suggested retail price.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table details our investment in operating leases.

($ in millions)	September 30, 2024	December 31, 2023
Vehicles	$9,865	$11,101
Accumulated depreciation	(1,547)	(1,930)
Investment in operating leases, net	$8,318	$9,171
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after September 30, 2024.

($ in millions)
2024	$362
2025	1,165
2026	752
2027	254
2028	25
2029 and thereafter	2
Total lease payments from operating leases	$2,560
We recognized operating lease revenue of $316 million and $1.0 billion for the three months and nine months ended September 30, 2024, respectively, and $385 million and $1.2 billion for the three months and nine months ended September 30, 2023. Depreciation expense on operating lease assets includes net remarketing gains recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$225	$269	$711	$812
Remarketing gains, net	(24)	(57)	(129)	(174)
Net depreciation expense on operating lease assets	$201	$212	$582	$638
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $6 million and $16 million for the three months and nine months ended September 30, 2024, respectively, and $3 million and $7 million for the three months and nine months ended September 30, 2023.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet was $530 million and $537 million as of September 30, 2024, and December 31, 2023, respectively. This includes lease payment receivables of $526 million and $531 million at September 30, 2024, and December 31, 2023, respectively, and unguaranteed residual assets of $4 million and $6 million at September 30, 2024, and December 31, 2023, respectively. Interest income on finance lease receivables was $11 million and $34 million for the three months and nine months ended September 30, 2024, respectively, and $10 million and $28 million for the three months and nine months ended September 30, 2023, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income (Loss).

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after September 30, 2024.

($ in millions)
2024	$53
2025	187
2026	162
2027	118
2028	57
2029 and thereafter	33
Total undiscounted cash flows	610
Difference between undiscounted cash flows and discounted cash flows	(84)
Present value of lease payments recorded as lease receivable	$526
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
We had pretax gains on sales of financial assets into nonconsolidated VIEs of $1 million and $2 million during the three months and nine months ended September 30, 2024, respectively. We had no pretax gains or losses on sales of financial assets into nonconsolidated VIEs during the three months ended September 30, 2023, and a pretax gain of $1 million during the nine months ended September 30, 2023.
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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
September 30, 2024
On‑balance sheet variable interest entities
Consumer automotive	$13,966	(b)	$1,829	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	103	(e)	—		3,056	3,159	(f)
Consumer other (g)	—		—		93	93
Commercial other	2,681	(h)	982	(i)	—	3,345	(j)
Total	$16,750		$2,811		$3,149	$6,597
December 31, 2023
On-balance sheet variable interest entities
Consumer automotive	$16,415	(b)	$1,614	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	81	(e)	—		2,514	2,595	(f)
Consumer other (g)	—		—		125	125
Commercial other	2,516	(h)	974	(i)	—	2,738	(j)
Total	$19,012		$2,588		$2,639	$5,458
(a)Asset values represent the current unpaid principal balance of outstanding consumer automotive and credit card finance receivables and loans within the VIEs.
(b)Includes $8.5 billion and $9.3 billion of assets that were not encumbered by VIE beneficial interests held by third parties at September 30, 2024, and December 31, 2023, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $109 million and $100 million of liabilities that were not obligations to third-party beneficial interest holders at September 30, 2024, and December 31, 2023, respectively.
(d)Includes activity where we sell loans through a pass-through program to a third party.
(e)Represents retained notes and certificated residual interests, of which $99 million and $78 million were classified as held-to-maturity securities at September 30, 2024, and December 31, 2023, respectively, and $4 million and $3 million were classified as other assets at September 30, 2024, and December 31, 2023, respectively. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations.
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
(g)Represents balances from Ally Credit Card.
(h)Amounts are classified as other assets except for $48 million and $44 million classified as equity securities at September 30, 2024, and December 31, 2023, respectively.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the nine months ended September 30, 2024, and 2023. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

	Nine months ended September 30,
($ in millions)	2024	2023
Consumer automotive
Cash proceeds from transfers completed during the period	$1,468	$707
Servicing fees	44	11
Cash flows received on retained interests in securitization entities	41	—
Cash disbursements for repurchases during the period	1	—
Other cash flows	2	1
Consumer other (a)
Cash proceeds from transfers completed during the period	35	100
Servicing fees	5	7
Total	$1,596	$826
(a)Represents activity from Ally Credit Card.
Delinquencies and Net Credit Losses
The following tables present quantitative information about off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Off-balance-sheet securitization entities
Consumer automotive	$1,948	$1,558	$19	$11
Whole-loan sales (a)
Consumer automotive	1,108	956	79	44
Consumer other	93	125	11	17
Total	$3,149	$2,639	$109	$72
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

	Net credit losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Off-balance-sheet securitization entities
Consumer automotive	$6	$—	$14	$—
Whole-loan sales (a)
Consumer automotive	22	10	54	14
Consumer other	7	8	29	21
Total	$35	$18	$97	$35
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
11.    Other Assets
The components of other assets were as follows.

($ in millions)	September 30, 2024	December 31, 2023
Property and equipment at cost	$2,190	$2,153
Accumulated depreciation	(923)	(871)
Net property and equipment	1,267	1,282
Proportional amortization investments (a) (b)	2,034	1,866
Net deferred tax assets	1,468	1,224
Accrued interest, fees, and rent receivables (c)	945	935
Nonmarketable equity investments	789	886
Goodwill	669	669
Equity-method investments (a) (d)	658	651
Restricted cash and cash equivalents (e)	399	87
Restricted cash held for securitization trusts (f)	289	407
Other accounts receivable	203	189
Operating lease right-of-use assets	85	90
Net intangible assets	58	73
Other assets	1,043	1,036
Total other assets (g)	$9,907	$9,395
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments as of September 30, 2024. Prior to the adoption of ASU 2023-02 on January 1, 2024, NMTC and HTC investments were included in equity-method investments. Refer to Note 1 for additional information.
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
The following table summarizes information about our proportional amortization investments.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Tax credits and other tax benefits from proportional amortization investments (a) (b)	$116	$68	$225	$190
Investment amortization expense recognized as a component of income tax expense (a)	94	50	182	149
Net benefit from proportional amortization investments (a)	$22	$18	$43	$41
(a)Amounts are included within income tax (benefit) expense from continuing operations on our Condensed Consolidated Statement of Comprehensive Income (Loss) and as a component of operating activities within deferred income taxes, other assets, and other liabilities on our Condensed Consolidated Statement of Cash Flows.
(b)There were no impairment losses recognized during both the three months and nine months ended September 30, 2024, and September 30, 2023, resulting from the forfeiture or ineligibility of tax credits or other circumstances.
Our proportional amortization investments were $2.0 billion and $1.9 billion at September 30, 2024, and December 31, 2023, respectively, and are included within other assets on our Condensed Consolidated Balance Sheet. Additionally, unfunded commitments to provide additional capital to proportional amortization investments were $980 million and $973 million at September 30, 2024, and December 31, 2023, respectively, and are included within accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Substantially all of the unfunded commitments at September 30, 2024, are expected to be paid out within the next five years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The total carrying value of the nonmarketable equity investments held at September 30, 2024, and December 31, 2023, including cumulative unrealized gains and losses, was as follows.

($ in millions)	September 30, 2024	December 31, 2023
FRB stock	$425	$392
FHLB stock	272	392
Equity investments without a readily determinable fair value
Cost basis at acquisition	78	74
Adjustments
Upward adjustments	53	51
Downward adjustments (including impairment)	(39)	(23)
Carrying amount, equity investments without a readily determinable fair value	92	102
Nonmarketable equity investments	$789	$886
During the three months and nine months ended September 30, 2024, and September 30, 2023, respectively, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of September 30, 2024, and September 30, 2023, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Upward adjustments	$1	$—	$2	$7
Downward adjustments (including impairment) (a)	$(5)	$—	$(19)	$(17)
(a)No impairment on FHLB and FRB stock was recognized during both the three months and nine months ended September 30, 2024, and 2023.
Total loss on nonmarketable equity investments, net, which includes both realized and unrealized gains and losses, were net losses of $9 million for the nine months ended September 30, 2024, compared to net losses of $11 million for the nine months ended September 30, 2023.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2022	$20	$27	$775	$822
Goodwill impairment	—	—	(149)	(149)
Transfer to assets of operations held-for-sale	—	—	(4)	(4)
Goodwill at December 31, 2023	$20	$27	$622	$669
Goodwill acquired	—	—	—	—
Goodwill at September 30, 2024	$20	$27	$622	$669
(a)Includes $479 million of goodwill associated with Ally Credit Card at both September 30, 2024, and December 31, 2023, and $143 million of goodwill associated with Ally Invest at both September 30, 2024, and December 31, 2023.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The net carrying value of intangible assets by class was as follows.

	September 30, 2024			December 31, 2023
($ in millions)	Gross intangible assets	Accumulated amortization	Net carrying value	Gross intangible assets	Accumulated amortization	Net carrying value
Technology	$117	$(74)	$43	$117	$(64)	$53
Customer lists	41	(41)	—	41	(39)	2
Purchased credit card relationships	25	(10)	15	25	(7)	18
Trademarks	2	(2)	—	2	(2)	—
Total intangible assets (a)	$185	$(127)	$58	$185	$(112)	$73
(a)Excludes $22 million of gross intangible assets and $22 million of accumulated amortization that were transferred to assets of operations held-for-sale related to Ally Lending as of December 31, 2023. The sale was closed on March 1, 2024. Refer to Note 2 for additional information.
Estimated future amortization expense of intangible assets are as follows.

($ in millions)
2024	$4
2025	14
2026	14
2027	13
2028	13
Total estimated future amortization expense	$58
12.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	September 30, 2024	December 31, 2023
Noninterest-bearing deposits	$174	$139
Interest-bearing deposits
Savings, money market, and spending accounts	101,872	99,340
Certificates of deposit	49,904	55,187
Total deposit liabilities	$151,950	$154,666
At September 30, 2024, and December 31, 2023, certificates of deposit included $6.7 billion and $7.7 billion, respectively, of those in denominations in excess of $250 thousand.
13.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	September 30, 2024			December 31, 2023
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$1,400	$1,400	$—	$2,550	$2,550
Securities sold under agreements to repurchase	—	371	371	—	747	747
Total short-term borrowings	$—	$1,771	$1,771	$—	$3,297	$3,297
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of September 30, 2024, the securities sold under agreements to repurchase consisted of $371 million of U.S. Treasury and federal agency securities. The repurchase agreements were set to mature within 30 days. Refer to Note 7 and Note 22 for further details.

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
Long-Term Debt
The following table presents the composition of our long-term debt portfolio.

	September 30, 2024			December 31, 2023
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$1,289	$2,451	$3,740	$1,409	$2,931	$4,340
Due after one year	8,731	4,336	13,067	9,015	4,215	13,230
Total long-term debt (b)	$10,020	$6,787	$16,807	$10,424	$7,146	$17,570
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 19 for additional information.
(b)Includes advances from the FHLB of Pittsburgh of $4.8 billion and $5.6 billion at September 30, 2024, and December 31, 2023, respectively.
The following table presents the scheduled remaining maturity of long-term debt at September 30, 2024, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2024	2025	2026	2027	2028	2029 and thereafter	Total
Unsecured
Long-term debt	$9	$2,483	$151	$1,601	$866	$5,690	$10,800
Original issue discount	(17)	(74)	(83)	(94)	(107)	(405)	(780)
Total unsecured	(8)	2,409	68	1,507	759	5,285	10,020
Secured
Long-term debt	761	2,267	2,055	1,331	348	25	6,787
Total long-term debt	$753	$4,676	$2,123	$2,838	$1,107	$5,310	$16,807
The following table summarizes assets restricted as collateral for the payment of the related debt obligation.

($ in millions)	September 30, 2024	December 31, 2023
Consumer automotive finance receivables	$39,199	$40,805
Consumer mortgage finance receivables	17,536	18,703
Commercial finance receivables	6,351	5,968
Investment securities (amortized cost of $3,273 and $4,030) (a)	3,491	4,036
Other assets (b)	288	—
Total assets restricted as collateral (c) (d)	$66,865	$69,512
Secured debt (e)	$8,558	$10,443
(a)A portion of the restricted investment securities at both September 30, 2024, and December 31, 2023, was restricted under repurchase agreements. Refer to the section above titled Short-Term Borrowings for information on the repurchase agreements.
(b)Includes the collateral account restricted for the payment of credit-linked notes recorded within restricted cash and cash equivalents. Excludes restricted cash and cash reserves for securitization trusts. Refer to Note 11 and Note 18 for additional information.
(c)All restricted assets are those of Ally Bank.
(d)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $27.0 billion and $27.9 billion at September 30, 2024, and December 31, 2023, respectively. These assets were primarily composed of consumer mortgage finance receivables and loans as well as mortgage-backed securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $33.9 billion and $34.0 billion at September 30, 2024, and December 31, 2023, respectively. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(e)Includes $1.8 billion and $3.3 billion of short-term borrowings at September 30, 2024, and December 31, 2023, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
14.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	September 30, 2024	December 31, 2023
Unfunded commitments for proportional amortization investments (a)	$980	$973
Accounts payable	545	509
Employee compensation and benefits	359	409
Reserves for insurance losses and loss adjustment expenses (b)	197	140
Deferred revenue	113	103
Operating lease liabilities	105	113
Other liabilities	470	479
Total accrued expenses and other liabilities (c)	$2,769	$2,726
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

	September 30, 2024	December 31, 2023
Series B preferred stock (a)
Issuance date	April 22, 2021	April 22, 2021
Carrying value ($ in millions)	$1,335	$1,335
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,350,000	1,350,000
Number of shares issued and outstanding	1,350,000	1,350,000
Dividend/coupon
Prior to May 15, 2026	4.700%	4.700%
On and after May 15, 2026	Five Year Treasury + 3.868%	Five Year Treasury + 3.868%
Series C preferred stock (a)
Issuance date	June 2, 2021	June 2, 2021
Carrying value ($ in millions)	$989	$989
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,000,000	1,000,000
Number of shares issued and outstanding	1,000,000	1,000,000
Dividend/coupon
Prior to May 15, 2028	4.700%	4.700%
On and after May 15, 2028	Seven Year Treasury + 3.481%	Seven Year Treasury + 3.481%
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
16.    Accumulated Other Comprehensive Loss
The following tables present changes, net of tax, in each component of accumulated other comprehensive loss.

	Three months ended September 30,
	Investment securities (a)
($ in millions)	Available- for-sale securities (b)	Held-to-maturity securities	Translation adjustments and net investment hedges (c)	Cash flow hedges (c)	Accumulated other comprehensive loss
Balance at July 1, 2023	$(3,881)	$—	$21	$(3)	$(3,863)
Net change	(886)	—	(1)	(15)	(902)
Balance at September 30, 2023	$(4,767)	$—	$20	$(18)	$(4,765)
Balance at July 1, 2024	$(3,353)	$(650)	$20	$(26)	$(4,009)
Net change	588	18	1	9	616
Balance at September 30, 2024	$(2,765)	$(632)	$21	$(17)	$(3,393)
(a)For additional information on the securities transferred from available-for-sale to held-to-maturity during 2023, refer to Note 7.
(b)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio. Refer to Note 7 for additional information.
(c)For additional information on derivative instruments and hedging activities, refer to Note 19.

	Nine months ended September 30,
	Investment securities (a)
($ in millions)	Available- for-sale securities (b)	Held-to-maturity securities	Translation adjustments and net investment hedges (c)	Cash flow hedges (c)	Accumulated other comprehensive loss
Balance at January 1, 2023	$(4,095)	$—	$18	$18	$(4,059)
Net change	(672)	—	2	(36)	(706)
Balance at September 30, 2023	$(4,767)	$—	$20	$(18)	$(4,765)
Balance at January 1, 2024	$(3,146)	$(682)	$21	$(9)	$(3,816)
Net change	381	50	—	(8)	423
Balance at September 30, 2024	$(2,765)	$(632)	$21	$(17)	$(3,393)
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Three months ended September 30, 2024 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized gains arising during the period	$772		$(183)		$589
Less: Net realized gains reclassified to income from continuing operations	1	(a)	—	(b)	1
Net change	771		(183)		588
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale (c)	(23)	(d)	5	(b)	(18)
Translation adjustments
Net unrealized gains arising during the period	2		—		2
Net investment hedges (e)
Net unrealized losses arising during the period	(1)		—		(1)
Cash flow hedges (e)
Net unrealized gains arising during the period	8		(2)		6
Less: Net realized losses reclassified to income from continuing operations	(4)	(f)	1	(b)	(3)
Net change	12		(3)		9
Other comprehensive income	$807		$(191)		$616
(a)Includes gains reclassified to other gain (loss) on investments, net in our Condensed Consolidated Statement of Comprehensive Income (Loss).
(b)Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income (Loss).
(c)For additional information on the securities transferred from available-for-sale to held-to-maturity, refer to Note 7.
(d)Includes amounts reclassified to interest and dividends on investment securities and other earning assets in our Condensed Consolidated Statement of Comprehensive Income (Loss).
(e)For additional information on derivative instruments and hedging activities, refer to Note 19.
(f)Includes losses reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income (Loss).

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
(b)Includes gains reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income (Loss).
(c)Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income (Loss).

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2024 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized gains arising during the period	$502		$(119)		$383
Less: Net realized gains reclassified to income from continuing operations	2	(a)	—	(b)	2
Net change	500		(119)		381
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale (c)	(65)	(d)	15	(b)	(50)
Translation adjustments
Net unrealized losses arising during the period	(5)		1		(4)
Net investment hedges (e)
Net unrealized gains arising during the period	5		(1)		4
Cash flow hedges (e)
Net unrealized losses arising during the period	(17)		4		(13)
Less: Net realized losses reclassified to income from continuing operations	(7)	(f)	2	(b)	(5)
Net change	(10)		2		(8)
Other comprehensive income	$555		$(132)		$423
(a)Includes gains reclassified to other gain (loss) on investments, net in our Condensed Consolidated Statement of Comprehensive Income (Loss).
(b)Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income (Loss).
(c)For additional information on the securities transferred from available-for-sale to held-to-maturity, refer to Note 7.
(d)Includes amounts reclassified to interest and dividends on investment securities and other earning assets in our Condensed Consolidated Statement of Comprehensive Income (Loss).
(e)For additional information on derivative instruments and hedging activities, refer to Note 19.
(f)Includes losses reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income (Loss).

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
(a)Includes gains reclassified to other gain (loss) on investments, net in our Condensed Consolidated Statement of Comprehensive Income (Loss).
(b)Includes amounts reclassified to income tax (benefit) expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income (Loss).
(c)For additional information on derivative instruments and hedging activities, refer to Note 19.
(d)Includes gains reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income (Loss).

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
17.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands) (a)	2024	2023	2024	2023
Net income from continuing operations	$357	$296	$808	$945
Preferred stock dividends — Series B	(16)	(16)	(48)	(48)
Preferred stock dividends — Series C	(11)	(11)	(35)	(35)
Net income from continuing operations attributable to common stockholders	$330	$269	$725	$862
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income attributable to common stockholders	$330	$269	$725	$861
Basic weighted-average common shares outstanding (b)	307,312	304,134	306,699	303,497
Diluted weighted-average common shares outstanding (b)	311,044	305,693	309,786	304,601
Basic earnings per common share
Net income from continuing operations	$1.07	$0.88	$2.37	$2.84
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income	$1.07	$0.88	$2.37	$2.84
Diluted earnings per common share
Net income from continuing operations	$1.06	$0.88	$2.34	$2.83
Loss from discontinued operations, net of tax	—	—	—	(0.01)
Net income	$1.06	$0.88	$2.34	$2.83
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm, like Ally, is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of September 30, 2024, the stress capital buffer requirement for Ally was 2.5%. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2024, which was determined to be 2.6%. The updated 2.6% stress capital buffer requirement was finalized in August 2024, and became effective in October 2024.
Ally and Ally Bank are currently subject to the U.S. Basel III standardized approach for counterparty credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not currently subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. Since Ally and Ally Bank are currently not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income and loss from regulatory capital. As of September 30, 2024, and December 31, 2023, Ally had $3.4 billion and $3.8 billion, respectively, of accumulated other comprehensive loss, net of applicable income taxes, that was excluded from Common Equity Tier 1 capital. Refer to the discussion below about rules proposed by the U.S. banking agencies in 2023 that would require us to recognize all components of accumulated other comprehensive income and loss in regulatory capital, except gains and losses on cash-flow hedges where the hedged items are not recognized on our balance sheet at fair value. Refer also to Note 16 for additional details about our accumulated other comprehensive loss.
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
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both September 30, 2024, and December 31, 2023, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
Under FDICIA and the PCA framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Our brokered deposits totaled $9.1 billion at September 30, 2024, which represented 6.0% of total deposit liabilities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes our capital ratios under U.S. Basel III.

	September 30, 2024		December 31, 2023		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,298	9.79%	$15,129	9.36%	4.50%	(b)
Ally Bank	17,579	11.92	17,217	11.24	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,564	11.24%	$17,392	10.76%	6.00%	6.00%
Ally Bank	17,579	11.92	17,217	11.24	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$20,173	12.90%	$20,055	12.41%	8.00%	10.00%
Ally Bank	19,441	13.18	19,144	12.50	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$17,564	8.99%	$17,392	8.67%	4.00%	(b)
Ally Bank	17,579	9.52	17,217	9.07	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally and Ally Bank were required to maintain a minimum capital conservation buffer of 2.5% at both September 30, 2024, and December 31, 2023. In October 2024, Ally’s capital conservation buffer requirement increased to 2.6%, reflecting its updated stress capital buffer requirement.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
On January 1, 2020, we adopted CECL. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for additional information about our allowance for loan losses accounting policy. Under a rule finalized by the FRB and other U.S. banking agencies in 2020, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we deferred and began phasing in on January 1, 2022, is generally calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of September 30, 2024, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $296 million.
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
In June 2024, the FDIC issued a final rule that requires each CIDI with $100 billion or more in total assets, like Ally Bank, to submit a full resolution plan with an identified strategy from the point of their failure to disposition of substantially all of the CIDI’s assets and operations through wind-down, liquidation, divestiture, or other return to the private sector. Under the final rule, the CIDI must utilize as its identified strategy the formation or stabilization of a bridge depository institution that continues operations through the completion of the CIDI’s resolution and exit unless the CIDI demonstrates why another strategy is more appropriate based upon its size, complexity, and risk profile. All CIDIs are required to demonstrate capabilities to carry out the sale of the CIDI and its assets. Such capabilities include the capability to maintain continuity of critical services, the capability to produce valuations needed in assessing the resolution strategy that is least costly to the FDIC’s deposit insurance fund, and the capability to establish a virtual due diligence data room promptly in the run-up to or upon failure of the CIDI to support the ability of the FDIC to market and execute a timely sale or disposition of the CIDI and its assets. Each CIDI’s resolution plan will also be subject to additional requirements, including those related to the underlying failure scenario assumptions, resolution plan content, and FDIC reviews of the resolution plan under the final rule. CIDIs not affiliated with U.S. global systemically important banking organizations are subject to a triennial submission cycle in which a full resolution plan is required to be submitted once every three years, with interim supplements due in non-submission years. The final rule became effective on October 1, 2024. Ally Bank will be required to submit its initial interim supplement on or before July 1, 2025 and a full resolution plan on or before July 1, 2026 under the final rule.
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
The Tailoring Rules align capital planning, supervisory stress testing, and stress capital buffer requirements for large banking organizations, like Ally. As a Category IV firm, Ally is expected to have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which Ally would not generally be subject to the supervisory stress test. Refer to the section titled Basel Capital Framework above for further discussion about our stress capital buffer requirements. During a year in which Ally does not undergo a supervisory stress test, we would receive an updated stress capital buffer requirement only to reflect our updated planned common-stock dividends. Ally did not elect to participate in the 2023 supervisory stress test, but was subject to the 2024 supervisory stress test.
We received an updated preliminary stress capital buffer requirement based on our 2022 capital plan submission from the FRB in June 2022, which was determined to be 2.5% and reflected a decline of 100 basis points relative to our prior requirement. The updated 2.5% stress capital buffer requirement was finalized in August 2022 and became effective in October 2022. We submitted our 2023 capital plan to the FRB in April 2023, and received an updated preliminary stress capital buffer requirement in June 2023 that remained unchanged at 2.5%. The 2.5% stress capital buffer requirement was finalized in July 2023 and became effective in October 2023. We submitted our 2024 capital plan to the FRB in April 2024. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2024, which was

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
determined to be 2.6%. The updated 2.6% stress capital buffer requirement was finalized in August 2024, and became effective in October 2024.
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
The following table presents information related to our common stock and distributions to our common stockholders.

	Common stock repurchased during period (a) (b)		Number of common shares outstanding		Cash dividends declared per common share (c)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2023
First quarter	$27	836	299,324	300,821	$0.30
Second quarter	2	58	300,821	301,619	0.30
Third quarter	—	5	301,619	301,630	0.30
Fourth quarter	4	145	301,630	302,459	0.30
2024
First quarter	$29	781	302,459	303,978	$0.30
Second quarter	1	13	303,978	304,656	0.30
Third quarter	1	27	304,656	304,715	0.30
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)Since the commencement of our initial stock-repurchase program in the third quarter of 2016, we have reduced the number of outstanding shares of our common stock by 37%, from 484 million as of June 30, 2016, to 305 million as of September 30, 2024. Except for repurchases made of shares withheld to cover income taxes owed by participants in our share-based incentive plans, we did not make any common-stock repurchases in 2023 or the first nine months of 2024, and at this time, the Board has not authorized a stock-repurchase program for 2024.
(c)On October 7, 2024, our Board declared a quarterly cash dividend of $0.30 per share on all common stock, payable on November 15, 2024, to stockholders of record at the close of business on November 1, 2024.
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
We enter into foreign-currency forwards with external counterparties as net investment hedges of foreign exchange exposure on our investment in foreign subsidiaries. Our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our accumulated other comprehensive income and loss. We also periodically enter into foreign-currency forwards to economically hedge any foreign-denominated debt, centralized lending, and foreign-denominated third-party loans. These foreign-currency forwards used as economic hedges are recorded at fair value with changes recorded as income or expense offsetting the gains and losses on the associated foreign-currency transactions.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the nine months ended September 30, 2024, or 2023.
We placed cash and noncash collateral with counterparties totaling $2 million and $519 million, respectively, supporting our derivative positions at September 30, 2024, compared to $6 million and $642 million of cash and noncash collateral, respectively, at December 31, 2023. These amounts include noncash collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets. We granted our counterparties the right to sell or pledge the noncash collateral.
We received cash collateral from counterparties totaling $16 million and $31 million at September 30, 2024, and December 31, 2023, respectively. These amounts exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities.

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

	September 30, 2024			December 31, 2023
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$34,200	$—	$—	$35,835
Purchased options	13	—	6,250	31	—	6,250
Foreign exchange contracts
Forwards	—	2	169	—	6	166
Total derivatives designated as accounting hedges	13	2	40,619	31	6	42,251
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	—	—	—	—	—	2,000
Forwards	—	—	150	—	—	70
Written options	2	—	102	2	—	88
Total interest rate risk	2	—	252	2	—	2,158
Foreign exchange contracts
Forwards	—	—	51	—	1	59
Total foreign exchange risk	—	—	51	—	1	59
Credit contracts
Credit-linked note derivative	—	—	288	—	—	—
Other credit derivatives (a)	—	5	n/a	—	10	n/a
Total credit risk	—	5	288	—	10	—
Total derivatives not designated as accounting hedges	2	5	591	2	11	2,217
Total derivatives	$15	$7	$41,210	$33	$17	$44,468
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $13 million and $29 million as of September 30, 2024, and December 31, 2023, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
($ in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Assets
Available-for-sale securities (b)	$15,815	$16,302	$32	$(79)	$(138)	$(156)
Finance receivables and loans, net (c)	39,312	54,189	28	(93)	(13)	(27)
Liabilities
Long-term debt	$6,346	$7,750	$91	$100	$91	$100
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include the amortized cost basis and unallocated basis adjustments of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2024, and December 31, 2023, the amortized cost basis and unallocated basis adjustments of the closed portfolios used in these hedging relationships was $14.3 billion and $14.8 billion, respectively, of which $14.1 billion and $14.6 billion, respectively, represents the amortized cost basis and unallocated basis adjustments of closed portfolios designated in an active hedge relationship. At September 30, 2024, and December 31, 2023, the total cumulative basis adjustments associated with these hedging relationships was a $50 million asset and a $45 million liability, respectively, of which the portion related to discontinued hedging relationships was a $107 million liability and a $120 million liability, respectively. At September 30, 2024, and December 31, 2023, the notional amounts of the designated hedged items were $12.0 billion and $11.3 billion, respectively, with cumulative basis adjustments of a $157 million asset and a $75 million asset, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. Refer to Note 7 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)These amounts include the carrying value of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2024, and December 31, 2023, the carrying value of the closed portfolios used in these hedging relationships was $39.3 billion and $54.2 billion, respectively, of which $38.0 billion and $50.0 billion, respectively, represents the carrying value of closed portfolios designated in an active hedge relationship. At September 30, 2024, and December 31, 2023, the total cumulative basis adjustments associated with these hedging relationships was a $28 million asset and a $93 million liability, respectively, of which the portion related to discontinued hedging relationships was a $13 million liability and a $27 million liability, respectively. At September 30, 2024, and December 31, 2023, the notional amounts of the designated hedged items were $20.8 billion and $23.2 billion, respectively, with cumulative basis adjustments of a $41 million asset and a $66 million liability, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income (Loss).

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$6	$4	$16	$13
Other income, net of losses	—	(1)	—	(1)
Total interest rate contracts	6	3	16	12
Foreign exchange contracts
Other operating expenses	(1)	1	1	1
Total foreign exchange contracts	(1)	1	1	1
Credit contracts
Other income, net of losses	1	—	1	(5)
Total credit contracts	1	—	1	(5)
Equity contracts
Other income, net of losses	1	(4)	3	(11)
Total equity contracts	1	(4)	3	(11)
Total gain (loss) recognized in earnings	$7	$—	$21	$(3)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables summarize the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income (Loss).

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended September 30, ($ in millions)	2024	2023	2024	2023	2024	2023
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged available-for-sale securities	—	—	327	(164)	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	(327)	164	—	—
Hedged fixed-rate consumer automotive loans	190	66	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(190)	(66)	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	(4)	4	—	—	—	—
Total (loss) gain on cash flow hedging relationships	$(4)	$4	$—	$—	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income (Loss)	$2,889	$2,837	$262	$267	$256	$274

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Nine months ended September 30, ($ in millions)	2024	2023	2024	2023	2024	2023
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$1
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	(1)
Hedged available-for-sale securities	—	—	94	(272)	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	(94)	272	—	—
Hedged fixed-rate consumer automotive loans	107	232	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(107)	(232)	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	(7)	14	—	—	—	—
Total (loss) gain on cash flow hedging relationships	$(7)	$14	$—	$—	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income (Loss)	$8,561	$8,133	$793	$752	$748	$753
During the next 12 months, we estimate $29 million of losses will be reclassified into pretax earnings from derivatives designated as cash flow hedges.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables summarize the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income (Loss).

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended September 30, ($ in millions)	2024	2023	2024	2023	2024	2023
Gain on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$2	$3
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	1	1
Amortization of deferred basis adjustments of available-for-sale securities	—	—	6	6	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	50	46	—	—
Amortization of deferred loan basis adjustments	3	8	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	59	154	—	—	—	—
Total gain on fair value hedging relationships	$62	$162	$56	$52	$3	$4

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Nine months ended September 30, ($ in millions)	2024	2023	2024	2023	2024	2023
Gain on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$7	$7
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	2	2
Amortization of deferred basis adjustments of available-for-sale securities	—	—	17	17	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	147	86	—	—
Amortization of deferred loan basis adjustments	12	26	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	206	505	—	—	—	—
Total gain on fair value hedging relationships	$218	$531	$164	$103	$9	$9
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Interest rate contracts
Gain (loss) recognized in other comprehensive income (loss)	$12	$(20)	$(10)	$(48)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Foreign exchange contracts (a) (b)
(Loss) gain recognized in other comprehensive income (loss)	$(1)	$4	$5	$1
(a)There were no amounts excluded from effectiveness testing for the three months and nine months ended September 30, 2024, or 2023.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income (Loss). There were no amounts reclassified for the three months and nine months ended September 30, 2024, or 2023.
20.    Income Taxes
We recognized total income tax benefit from continuing operations of $124 million and $147 million for the three months and nine months ended September 30, 2024, respectively, compared to income tax benefit of $68 million and income tax expense of $74 million for the same periods in 2023. The decreases in income tax expense for the three months and nine months ended September 30, 2024, compared to the same periods in 2023, were primarily due to an increase in qualified clean vehicle tax credits partially offset by an adjustment to the valuation allowance related to foreign tax credit carryforwards during the three months ended September 30, 2023. The increase in qualified clean vehicle tax credits was primarily driven by a new automotive manufacturer relationship added during the nine months ended September 30, 2024, which increased our purchased battery-electric vehicle lease origination volume. The adjustment to the valuation allowance related to foreign tax credit carryforwards during the three months ended September 30, 2023, was a nonrecurring tax benefit, primarily driven by a tax planning strategy.
The income tax benefit for qualified clean vehicle tax credits, along with other tax credits, resulted in a significant variation in the customary relationship between pretax income and income tax expense for the three months and nine months ended September 30, 2024. We record qualified clean vehicle tax credits as part of our investment tax credit category. All our investment tax credits are accounted for using the flow-through method and are recognized as a reduction to current income tax expense.
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

	Recurring fair value measurements
September 30, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$828	$—	$—	$828
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,115	—	—	2,115
U.S. States and political subdivisions	—	609	38	647
Foreign government	39	161	—	200
Agency mortgage-backed residential	—	14,697	—	14,697
Mortgage-backed residential	—	219	—	219
Agency mortgage-backed commercial	—	4,016	—	4,016
Asset-backed	—	202	—	202
Corporate debt	—	1,809	—	1,809
Total available-for-sale securities	2,154	21,713	38	23,905
Mortgage loans held-for-sale (c)	—	23	7	30
Other assets
Derivative contracts in a receivable position
Interest rate	—	13	2	15
Total derivative contracts in a receivable position	—	13	2	15
Total assets	$2,982	$21,749	$47	$24,778
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Foreign currency	$—	$2	$—	$2
Credit	—	—	5	5
Total derivative contracts in a payable position	—	2	5	7
Total liabilities	$—	$2	$5	$7
(a)Our direct investment in any one industry did not exceed 13%. The concentration calculation excludes our investment in mutual funds and ETFs.
(b)Excludes $49 million of equity securities that are measured at fair value using the net asset value practical expedient and therefore are not classified in the fair value hierarchy.
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

	Equity securities		Available-for-sale securities		Mortgage loans held-for-sale (a)		Finance receivables and loans, net (a)
($ in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Assets
Fair value at July 1,	$—	$1	$11	$5	$2	$—	$—	$—
Net realized/unrealized gains
Included in earnings	—	—	—	—	—	—	—	—
Included in OCI	—	—	—	—	—	—	—	—
Purchases and originations (b)	—	—	27	—	16	—	—	—
Sales	—	—	—	—	(11)	—	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	—	—	—	(1)	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Fair value at September 30,	$—	$1	$38	$4	$7	$—	$—	$—
Net unrealized gains still held at September 30,
Included in earnings	$—	$—	$—	$—	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—	—	—
(a)Carried at fair value due to fair value option elections.
(b)Includes a $27 million reclassification of a commercial and industrial exposure to an available-for-sale debt security during the three months ended September 30, 2024.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2024	2023
Liabilities
Fair value at July 1,	$3	$18
Net realized/unrealized gains
Included in earnings	(5)	(3)
Included in OCI	—	—
Purchases and originations	—	—
Sales	—	—
Issuances	—	—
Settlements	—	(5)
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	5	3
Fair value at September 30,	$3	$13
Net unrealized gains still held at September 30,
Included in earnings	$(2)	$—
Included in OCI	—	—
(a)Net realized/unrealized gains are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income (Loss).
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during both the three months ended September 30, 2024, and September 30, 2023. These transfers are deemed to have occurred at the end of the reporting period.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Equity securities		Available-for-sale securities		Mortgage loans held-for-sale (a)		Finance receivables and loans, net (a)
($ in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Assets
Fair value at January 1,	$1	$1	$9	$4	$—	$—	$—	$3
Net realized/unrealized gains
Included in earnings	—	—	—	—	—	—	—	—
Included in OCI	—	—	—	—	—	—	—	—
Purchases and originations (b)	—	—	29	1	18	—	—	—
Sales	—	—	—	—	(11)	—	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	—	—	—	(1)	—	—	—	(3)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	(1)	—	—	—	—	—	—	—
Fair value at September 30,	$—	$1	$38	$4	$7	$—	$—	$—
Net unrealized gains still held at September 30,
Included in earnings	$—	$—	$—	$—	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—	—	—
(a)Carried at fair value due to fair value option elections.
(b)Includes a $27 million reclassification of a commercial and industrial exposure to an available-for-sale debt security during the nine months ended September 30, 2024.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2024	2023
Liabilities
Fair value at January 1,	$8	$39
Net realized/unrealized gains
Included in earnings	(14)	(6)
Included in OCI	—	—
Purchases and originations	—	—
Sales	—	—
Issuances	—	—
Settlements	(5)	(30)
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	14	10
Fair value at September 30,	$3	$13
Net unrealized gains still held at September 30,
Included in earnings	$(7)	$(3)
Included in OCI	—	—
(a)Net realized/unrealized gains are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income (Loss).
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during both the nine months ended September 30, 2024, and September 30, 2023. These transfers are deemed to have occurred at the end of the reporting period.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at September 30, 2024, and December 31, 2023, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period. These tables exclude assets of operations held-for-sale, refer to Note 2 for additional information.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
September 30, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$68	$68	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	18	18	(2)	n/m	(a)
Other	—	—	38	38	(53)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	56	56	(55)	n/m	(a)
Other assets
Nonmarketable equity investments	—	1	—	1	(1)	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	6	6	(1)	n/m	(a)
Total assets	$—	$1	$130	$131	$(57)	n/m
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. This table excludes assets of operations held-for-sale, refer to Note 2 for additional information. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at September 30, 2024, and December 31, 2023.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
September 30, 2024
Financial assets
Held-to-maturity securities	$4,441	$—	$4,570	$—	$4,570
Loans held-for-sale, net	276	—	—	277	277
Finance receivables and loans, net	133,801	—	—	136,300	136,300
FHLB/FRB stock (a)	697	—	697	—	697
Financial liabilities
Deposit liabilities	$49,904	$—	$—	$50,236	$50,236
Short-term borrowings	1,771	—	—	1,771	1,771
Long-term debt	16,807	—	12,837	5,228	18,065
December 31, 2023
Financial assets
Held-to-maturity securities	$4,680	$—	$4,729	$—	$4,729
Loans held-for-sale, net	375	—	—	375	375
Finance receivables and loans, net	135,852	—	—	137,244	137,244
FHLB/FRB stock (a)	784	—	784	—	784
Financial liabilities
Deposit liabilities	$55,187	$—	$—	$55,311	$55,311
Short-term borrowings	3,297	—	—	3,335	3,335
Long-term debt	17,570	—	12,789	5,749	18,538
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At September 30, 2024, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 19.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
September 30, 2024
Assets
Derivative assets (d)	$15	$—	$15	$—	$(13)	$2
Total assets	$15	$—	$15	$—	$(13)	$2
Liabilities
Derivative liabilities (e)	$7	$—	$7	$—	$(2)	$5
Securities sold under agreements to repurchase (f)	371	—	371	—	(370)	1
Total liabilities	$378	$—	$378	$—	$(372)	$6
December 31, 2023
Assets
Derivative assets (d)	$33	$—	$33	$—	$(31)	$2
Total assets	$33	$—	$33	$—	$(31)	$2
Liabilities
Derivative liabilities (e)	$17	$—	$17	$—	$(6)	$11
Securities sold under agreements to repurchase (f)	747	—	747	—	(747)	—
Total liabilities	$764	$—	$764	$—	$(753)	$11
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
(d)Includes derivative assets with no offsetting arrangements of $2 million at both September 30, 2024, and December 31, 2023.
(e)Includes derivative liabilities with no offsetting arrangements of $5 million and $10 million as of September 30, 2024, and December 31, 2023, respectively.
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
We utilize an FTP methodology for the majority of our business operations. The FTP methodology assigns charge rates and credit rates to classes of assets and liabilities on a match funded basis, utilizing a benchmark rate curve plus an assumed credit spread. The assumed credit spread is calculated based on a composite investment grade unsecured yield curve or based on advance rates published by the FHLB for any asset that is eligible to be pledged as collateral to the FHLB. While the baseline FTP components at Ally assume 100% debt funding, the methodology also incorporates a credit on the allocated capital for each business line based on a historical average of benchmark rates. For business lines not subject to an FTP funding allocation, the FTP methodology applies a capital charge to the amount of excess equity that the business line holds, relative to its regulatory capital and other adjustments. The net residual impact of the FTP methodology is included within the results of Corporate and Other.
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
Financial information for our reportable operating segments is summarized as follows.

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2024
Net financing revenue and other interest income	$1,285	$31	$52	$101	$19	$1,488
Other revenue	85	437	6	37	50	615
Total net revenue	1,370	468	58	138	69	2,103
Provision for credit losses	579	—	—	11	55	645
Total noninterest expense	616	366	31	32	180	1,225
Income (loss) from continuing operations before income tax (benefit) expense	$175	$102	$27	$95	$(166)	$233
Total assets	$113,934	$9,455	$17,594	$10,398	$41,600	$192,981
2023
Net financing revenue and other interest income	$1,360	$29	$53	$97	$(6)	$1,533
Other revenue	79	293	4	24	35	435
Total net revenue	1,439	322	57	121	29	1,968
Provision for credit losses	444	—	(2)	5	61	508
Total noninterest expense	618	338	33	32	211	1,232
Income (loss) from continuing operations before income tax (benefit) expense	$377	$(16)	$26	$84	$(243)	$228
Total assets	$114,742	$8,736	$18,745	$10,749	$42,732	$195,704
(a)Net financing revenue and other interest income after the provision for credit losses totaled $843 million and $1.0 billion for the three months ended September 30, 2024, and 2023, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Mortgage Finance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2024
Net financing revenue and other interest income	$3,913	$90	$157	$316	$(37)	$4,439
Other revenue	275	1,159	17	90	109	1,650
Total net revenue	4,188	1,249	174	406	72	6,089
Provision for credit losses	1,410	—	(1)	13	187	1,609
Total noninterest expense	1,874	1,119	96	110	620	3,819
Income (loss) from continuing operations before income tax (benefit) expense	$904	$130	$79	$283	$(735)	$661
Total assets	$113,934	$9,455	$17,594	$10,398	$41,600	$192,981
2023
Net financing revenue and other interest income	$4,031	$84	$160	$292	$141	$4,708
Other revenue	239	1,011	13	81	95	1,439
Total net revenue	4,270	1,095	173	373	236	6,147
Provision for credit losses	1,126	—	(3)	35	223	1,381
Total noninterest expense	1,824	1,011	108	110	694	3,747
Income (loss) from continuing operations before income tax (benefit) expense	$1,320	$84	$68	$228	$(681)	$1,019
Total assets	$114,742	$8,736	$18,745	$10,749	$42,732	$195,704
(a)Net financing revenue and other interest income after the provision for credit losses totaled $2.8 billion and $3.3 billion for the nine months ended September 30, 2024, and 2023, respectively.
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
25.    Subsequent Events
Declaration of Common Dividend
On October 7, 2024, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend is payable on November 15, 2024, to stockholders of record at the close of business on November 1, 2024.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2024	2023	Favorable/(unfavorable) % change	2024	2023	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,370	$1,439	(5)	$4,188	$4,270	(2)
Insurance	468	322	45	1,249	1,095	14
Mortgage Finance	58	57	2	174	173	1
Corporate Finance	138	121	14	406	373	9
Corporate and Other	69	29	138	72	236	(69)
Total	$2,103	$1,968	7	$6,089	$6,147	(1)
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$175	$377	(54)	$904	$1,320	(32)
Insurance	102	(16)	n/m	130	84	55
Mortgage Finance	27	26	4	79	68	16
Corporate Finance	95	84	13	283	228	24
Corporate and Other	(166)	(243)	32	(735)	(681)	(8)
Total	$233	$228	2	$661	$1,019	(35)
n/m = not meaningful
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers and automotive retailers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers and automotive retailers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automobile manufacturers and suppliers. We continue to identify and cultivate relationships with automotive retailers, including those with leading e-commerce platforms. We also operate an online direct-lending platform for consumers seeking direct financing. We believe these actions will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Additionally, we provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. Beyond offering a full suite of solutions for our dealership customers, we also offer application pass-through programs for credit applications that do not meet our underwriting criteria, allowing dealers to

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
provide expanded access to credit for consumers and improve sales at their dealership. Through our pass-through programs, we are able to monetize our declined applications by generating a combination of acquisition fee and servicing revenue for loans that are originated, sold to, and serviced on behalf of a third-party lender, or one-time acquisition fees for loans funded and serviced by a third party. Furthermore, our strong and expansive dealer relationships, comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. We have provided and continue to provide automobile financing for battery-electric and plug-in hybrid vehicles, including brands such as Jeep, Tesla, Ford, and BMW. This positions us to remain a leader in automotive financing as we believe the majority of these vehicles will be sold through dealerships and automotive retailers with whom we have an established relationship. Additionally, we partner and build relationships with automotive manufacturers who use a direct-to-consumer model. During the nine months ended September 30, 2024, $1.0 billion of our consumer automotive retail loan originations and purchases, and $1.8 billion of our operating lease originations and purchases, were for battery-electric and plug-in hybrid vehicles. As of September 30, 2024, $1.8 billion of our consumer automotive finance receivables and loans had battery-electric or plug-in hybrid vehicles as the underlying collateral, and $2.4 billion of our investment in operating leases, net of accumulated depreciation, were battery-electric or plug-in hybrid vehicles.
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
Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles, make us a premier automotive finance and insurance company ready to support and strengthen our approximately 21,700 active dealer relationships as of September 30, 2024. A dealer is considered to have an active relationship with us if we provided automotive financing, remarketing, or insurance services during the three months ended September 30, 2024.
•Our Mortgage Finance operations consist of the management of held-for-investment and held-for-sale consumer mortgage loan portfolios. Our held-for-investment portfolio includes our direct-to-consumer Ally Home mortgage offering, and bulk purchases of high-quality jumbo and LMI mortgage loans originated by third parties.
Through our direct-to-consumer channel, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third party. Under our current arrangement, our direct-to-consumer conforming mortgages and certain direct-to-consumer non-conforming jumbo mortgages are originated as held-for-sale and sold. The remaining jumbo and LMI mortgages are originated as held-for-investment and subserviced by a third party. During 2024, we shifted to prioritize held-for-sale loan originations. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. Additionally, we have a strategic partnership with BMC, which delivers an enhanced end-to-end digital mortgage experience for our customers through our direct-to-consumer channel. Through this partnership, BMC conducts the sales, processing, underwriting, and closing for Ally’s digital mortgage offerings in a highly innovative, scalable, and cost-efficient manner, while Ally retains control of all the marketing and advertising strategies and loan pricing. This partnership with BMC limits operational volatility as the mortgage industry continues to evolve in the current interest rate environment. During the nine months ended September 30, 2024, we originated $751 million of mortgage loans through our direct-to-consumer channel.
Through the bulk loan channel, we purchase loans from several qualified sellers, including direct originators and large aggregators who have the financial capacity to support strong representations and warranties, and the industry knowledge and

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the nine months ended September 30, 2024, we purchased $15 million of mortgage loans that were originated by third parties. Our mortgage loan purchases are held-for-investment.
The combination of our direct-to-consumer strategy and bulk portfolio purchase program provides the capacity to expand revenue sources and further grow and diversify our finance receivable portfolio with an attractive asset class while also deepening relationships with existing Ally customers.
•Our Corporate Finance operations primarily offer senior-secured loans to private equity sponsor-owned U.S.-based middle-market companies and to well-established asset managers that mostly provide leveraged loans. The portfolio is composed of floating-rate leveraged asset-based and cash flow/enterprise value loans. Our Corporate Finance operations had $10.4 billion of assets at September 30, 2024, and generated $406 million of total net revenue during the nine months ended September 30, 2024, and continues to offer attractive returns and diversification benefits to our broader lending portfolio. Our Sponsor Finance business focuses on companies owned by private-equity sponsors with loans typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, turnarounds, and debtor-in-possession financings. Additionally, our Lender Finance business provides asset managers with facilities to partially fund their direct-lending activities. We also provide a commercial real estate product, currently focused on lending to skilled nursing facilities, senior housing, and medical office buildings.
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
We closed the sale of Ally Lending on March 1, 2024. For further information, refer to Note 2 to the Condensed Consolidated Financial Statements.
Financial information related to our credit card business, Ally Credit Card, is included within Corporate and Other. Ally Credit Card is our scalable, digital-first credit card platform and features leading-edge technology, and a proprietary, analytics-based underwriting model. We believe Ally Credit Card enhances our ability to grow and deepen both new and existing customer relationships. As of September 30, 2024, our credit card business had $2.2 billion of finance receivables and loans and approximately 1.3 million active cardholders.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the reportable operating segment sections of the MD&A that follow for a more complete discussion of operating results by business line.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2024	2023	Favorable/(unfavorable) % change	2024	2023	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$3,574	$3,595	(1)	$10,694	$10,335	3
Total interest expense	1,885	1,850	(2)	5,673	4,989	(14)
Net depreciation expense on operating lease assets	201	212	5	582	638	9
Net financing revenue and other interest income	1,488	1,533	(3)	4,439	4,708	(6)
Other revenue
Insurance premiums and service revenue earned	359	320	12	1,045	936	12
Gain on mortgage and automotive loans, net	6	4	50	18	13	38
Other gain (loss) on investments, net	74	(41)	n/m	96	59	63
Other income, net of losses	176	152	16	491	431	14
Total other revenue	615	435	41	1,650	1,439	15
Total net revenue	2,103	1,968	7	6,089	6,147	(1)
Provision for credit losses	645	508	(27)	1,609	1,381	(17)
Noninterest expense
Compensation and benefits expense	435	463	6	1,396	1,448	4
Insurance losses and loss adjustment expenses	135	107	(26)	428	329	(30)
Other operating expenses	655	662	1	1,995	1,970	(1)
Total noninterest expense	1,225	1,232	1	3,819	3,747	(2)
Income from continuing operations before income tax (benefit) expense	233	228	2	661	1,019	(35)
Income tax (benefit) expense from continuing operations	(124)	(68)	82	(147)	74	n/m
Net income from continuing operations	$357	$296	21	$808	$945	(14)
Financial ratios:
Return on average assets (a)	0.74%	0.60%	n/m	0.56%	0.65%	n/m
Return on average equity (a)	9.70%	8.35%	n/m	7.68%	9.16%	n/m
Equity to assets (a)	7.62%	7.20%	n/m	7.28%	7.11%	n/m
Common dividend payout ratio (b)	28.04%	34.09%	n/m	37.97%	31.69%	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
We earned net income from continuing operations of $357 million and $808 million for the three months and nine months ended September 30, 2024, respectively, compared to $296 million and $945 million for the three months and nine months ended September 30, 2023. The increase for the three months ended September 30, 2024, was primarily driven by higher gains on investments and a decrease in income tax expense from continuing operations, partially offset by higher interest expense and higher provision for credit losses. The decrease for the nine months ended September 30, 2024, was primarily driven by higher interest expense and higher provision for credit losses, partially offset by higher total financing revenue and a decrease in income tax expense from continuing operations.
Net financing revenue and other interest income decreased $45 million and $269 million for the three months and nine months ended September 30, 2024, respectively, as compared to the three months and nine months ended September 30, 2023. Consumer automotive revenue increased as higher portfolio yields resulting from pricing actions taken in response to rising benchmark interest rates contributed to the increases in revenue. The increases were partially offset by lower average consumer assets resulting from the transfers of financial assets to nonconsolidated SPEs. Commercial automotive revenue increased due to higher average assets resulting from improvements in new vehicle supply. The increases were also impacted by higher yields from higher benchmark interest rates, as our commercial automotive loans are generally variable-rate. Additionally, revenue increased due to the impacts of a higher interest rate environment on the investment securities portfolio and higher interest associated with cash and cash equivalents. These increases were more than offset by higher interest

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
expense for the three months and nine months ended September 30, 2024, as compared to the same periods in 2023, in response to higher benchmark interest rates, which increased our cost of funds associated with our deposit liabilities. Additionally, the decrease in net financing revenue and other interest income was driven by the sale of Ally Lending, which closed on March 1, 2024.
Insurance premiums and service revenue earned was $359 million and $1.0 billion for the three months and nine months ended September 30, 2024, respectively, compared to $320 million and $936 million for the three months and nine months ended September 30, 2023. The increases for the three months and nine months ended September 30, 2024, were primarily driven by growth of our P&C vehicle inventory insurance program due to higher dealer inventory levels and the addition of new relationships with Nissan and Toyota. The increases were also driven by higher other premium and service revenue written from non-automotive assumed reinsurance business.
Other gain on investments, net was $74 million and $96 million for the three months and nine months ended September 30, 2024, respectively, compared to other loss on investments, net of $41 million and other gain on investments, net of $59 million for the three months and nine months ended September 30, 2023. The increases for the three months and nine months ended September 30, 2024, compared to the same periods in 2023, were primarily attributable to the performance of the equity securities included in the portfolio in line with broader market performance.
Other income, net of losses increased $24 million and $60 million for the three months and nine months ended September 30, 2024, respectively, compared to the three months and nine months ended September 30, 2023. The increases for the three months and nine months ended September 30, 2024, were primarily driven by increased servicing fees resulting from the growth in financial assets transferred to a nonconsolidated SPE for which we retain the ongoing right to service the assets and higher syndication income.
The provision for credit losses increased $137 million and $228 million for the three months and nine months ended September 30, 2024, respectively, compared to the three months and nine months ended September 30, 2023. The increases in provision for credit losses for the three months and nine months ended September 30, 2024, were primarily driven by higher net charge-offs in our consumer automotive portfolio and Credit Card, partially offset by the sale of Ally Lending. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense was $1.2 billion and $3.8 billion for the three months and nine months ended September 30, 2024, respectively, compared to $1.2 billion and $3.7 billion for the three months and nine months ended September 30, 2023. The increase for the nine months ended September 30, 2024, was primarily driven by insurance losses and loss adjustment expenses from our vehicle inventory insurance program attributable to growth in our P&C business, higher GAP losses driven by increased loss frequency and severity as vehicle values have declined from prior year, and growth in non-automotive assumed reinsurance business. The increase was also driven by increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products, and higher collection and repossession costs. Additionally, the increase was driven by an increase to our FDIC special assessment.
We recognized total income tax benefit from continuing operations of $124 million and $147 million for the three months and nine months ended September 30, 2024, respectively, compared to income tax benefit of $68 million and income tax expense of $74 million for the same periods in 2023. The decreases in income tax expense for the three months and nine months ended September 30, 2024, compared to the same periods in 2023, were primarily due to an increase in qualified clean vehicle tax credits partially offset by an adjustment to the valuation allowance related to foreign tax credit carryforwards during the three months ended September 30, 2023. The increase in qualified clean vehicle tax credits was primarily driven by a new automotive manufacturer relationship added during the nine months ended September 30, 2024, which increased our purchased battery-electric vehicle lease origination volume. The adjustment to the valuation allowance related to foreign tax credit carryforwards during the three months ended September 30, 2023, was a nonrecurring tax benefit, primarily driven by a tax planning strategy.
The income tax benefit for qualified clean vehicle tax credits, along with other tax credits, resulted in a significant variation in the customary relationship between pretax income and income tax expense for the three months and nine months ended September 30, 2024. We record qualified clean vehicle tax credits as part of our investment tax credit category. All our investment tax credits are accounted for using the flow-through method and are recognized as a reduction to current income tax expense.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2024	2023	Favorable/(unfavorable) % change	2024	2023	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,889	$1,748	8	$5,534	$4,973	11
Commercial	432	364	19	1,278	998	28
Loans held-for-sale	—	2	(100)	2	6	(67)
Operating leases	316	385	(18)	1,005	1,179	(15)
Total financing revenue and other interest income	2,637	2,499	6	7,819	7,156	9
Interest expense	1,151	927	(24)	3,324	2,487	(34)
Net depreciation expense on operating lease assets (a)	201	212	5	582	638	9
Net financing revenue and other interest income	1,285	1,360	(6)	3,913	4,031	(3)
Other revenue
Gain on automotive loans, net	—	—	—	1	—	n/m
Other income, net of losses	85	79	8	274	239	15
Total other revenue	85	79	8	275	239	15
Total net revenue	1,370	1,439	(5)	4,188	4,270	(2)
Provision for credit losses	579	444	(30)	1,410	1,126	(25)
Noninterest expense
Compensation and benefits expense	165	164	(1)	503	505	—
Other operating expenses	451	454	1	1,371	1,319	(4)
Total noninterest expense	616	618	—	1,874	1,824	(3)
Income from continuing operations before income tax expense	$175	$377	(54)	$904	$1,320	(32)
Total assets	$113,934	$114,742	(1)	$113,934	$114,742	(1)
n/m = not meaningful
(a)Includes net remarketing gains of $24 million and $129 million for the three months and nine months ended September 30, 2024, respectively, compared to $57 million and $174 million for the three months and nine months ended September 30, 2023.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $175 million and $904 million for the three months and nine months ended September 30, 2024, respectively, compared to $377 million and $1.3 billion for the three months and nine months ended September 30, 2023. For the three months and nine months ended September 30, 2024, the decreases were primarily due to higher interest expense and higher provision for credit losses, partially offset by higher total financing revenue and other interest income.
Consumer automotive loan financing revenue and other interest income increased $141 million and $561 million for the three months and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. Higher portfolio yields resulting from pricing actions taken in response to rising benchmark interest rates contributed to the increases in revenue. The increases were partially offset by lower average consumer assets resulting from the transfers of financial assets to nonconsolidated SPEs. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information regarding assets sold to nonconsolidated SPEs.
Commercial loan financing revenue and other interest income increased $68 million and $280 million for the three months and nine months ended September 30, 2024, respectively, compared to the three months and nine months ended September 30, 2023. The increases

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
were primarily due to higher asset balances resulting from improvements in new vehicle supply. The increases were also impacted by higher yields from higher benchmark interest rates, as our commercial automotive loans are generally variable-rate.
Interest expense was $1.2 billion and $3.3 billion for the three months and nine months ended September 30, 2024, respectively, compared to $927 million and $2.5 billion for the three months and nine months ended September 30, 2023. The increases for the three months and nine months ended September 30, 2024, were primarily driven by a higher interest rate environment, resulting in higher funding costs.
Total net operating lease revenue decreased $58 million and $118 million for the three months and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The decreases in net operating lease revenue were driven by lower asset balances, and lower remarketing gains. Additionally, the decreases in the net operating revenue were due to an increase in our battery-electric origination volume during both the three months and nine months ended September 30, 2024, as compared to the same periods in 2023. The qualified clean vehicle tax credits related to these originations are accounted for using the flow-through method and are recognized as a reduction to income tax expense. Additionally, the benefit of these tax credits is passed along to the lessee in the form of lower monthly payments, which reduces the net operating lease revenue for battery-electric operating leases. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
Total other revenue increased $6 million and $36 million for the three months and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increases were primarily due to an increase in servicing fees resulting from the growth in financial assets transferred to a nonconsolidated SPE for which we retain the ongoing right to service the assets. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information regarding assets sold to nonconsolidated SPEs.
The provision for credit losses increased $135 million and $284 million for the three months and nine months ended September 30, 2024, respectively, compared to the three months and nine months ended September 30, 2023. The increase in provision for credit losses for the three months ended September 30, 2024, was primarily driven by higher net charge-offs in our consumer automotive portfolio compared to the same period in 2023, as well as an increase in reserves, which included additional reserves associated with the estimated impact of Hurricane Helene. The increase in provision for credit losses for the nine months ended September 30, 2024, was primarily driven by higher net charge-offs in our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$83,622	8.99%	$85,514	8.12%	$83,815	8.82%	$84,720	7.86%
Commercial
Wholesale floorplan (d)	17,535	7.76	14,507	7.76	17,458	7.72	13,727	7.50
Other commercial automotive (e)	6,348	5.65	6,023	5.25	6,369	5.64	5,909	5.15
Investment in operating leases, net (f)	8,335	5.47	9,817	7.00	8,635	6.54	10,119	7.15
(a)Average balances are calculated using an average daily balance methodology.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
(c)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 9.29% and 9.18% for the three months and nine months ended September 30, 2024, respectively, and 8.90% and 8.73% for the three months and nine months ended September 30, 2023.
(d)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 7.68% and 7.67% for the three months and nine months ended September 30, 2024, respectively, and 7.88% and 7.64% for the three months and nine months ended September 30, 2023.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes net gains on the sale of off-lease vehicles of $24 million and $129 million for the three months and nine months ended September 30, 2024, respectively, compared to $57 million and $174 million for the three months and nine months ended September 30, 2023. Excluding these gains on sale, the yield was 4.33% and 4.55% for the three months and nine months ended September 30, 2024, respectively, compared to 4.69% and 4.85% for the three months and nine months ended September 30, 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
During the three months and nine months ended September 30, 2024, our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased 87 and 96 basis points, respectively, as compared to the same periods in 2023. The increases for the three months and nine months ended September 30, 2024, were primarily driven by higher portfolio yields resulting from pricing actions. We continued to opportunistically adjust pricing in response to elevated benchmark interest rates and competition in the industry. Our portfolio yield for consumer automotive loans, including the effects of derivative financial instruments designated as hedges, was 30 and 36 basis points higher than our portfolio yield for consumer automotive loans excluding the effects of derivative financial instruments designated as hedges for the three months and nine months ended September 30, 2024, respectively. This is attributable to the execution of hedging strategies that are used to mitigate interest rate risks. The effects of derivative financial instruments designated as hedges are included within Corporate and Other. Refer to Note 19 to the Condensed Consolidated Financial Statements for further discussion.
Our portfolio yield for investment in operating leases, net, including gains on the sale of off-lease vehicles, decreased approximately 153 and 61 basis points to 5.47% and 6.54% for the three months and nine months ended September 30, 2024, respectively, as compared to 7.00% and 7.15% for the three months and nine months ended September 30, 2023. These declines were due to a decrease in remarketing performance driven by lower lease termination volume. Additionally, the decreases in the portfolio yield were due to an increase in our battery-electric origination volume during both the three months and nine months ended September 30, 2024, as compared to the same periods in 2023. The qualified clean vehicle tax credits related to these originations are accounted for using the flow-through method and are recognized as a reduction to income tax expense. Additionally, the benefit of these tax credits is passed along to the lessee in the form of lower monthly payments, which reduces the yield on battery-electric operating leases.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
The following table presents retail loan originations and purchases by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended September 30, 2024
S	$2.4	41	761	$1.3	52	759
A	2.5	42	689	1.0	40	687
B	0.7	12	643	0.2	8	651
C	0.2	3	605	—	—	616
D	0.1	2	573	—	—	566
Total retail originations	$5.9	100	707	$2.5	100	716
Three months ended September 30, 2023
S	$2.6	38	755	$1.4	48	751
A	2.9	42	688	1.2	42	688
B	0.9	13	643	0.3	10	654
C	0.3	5	593	—	—	620
D	0.1	1	556	—	—	575
E	0.1	1	541	—	—	642
Total retail originations	$6.9	100	701	$2.9	100	712
Nine months ended September 30, 2024
S	$7.4	40	759	$3.8	49	757
A	8.0	43	689	3.2	42	687
B	2.4	13	643	0.7	9	652
C	0.6	3	603	—	—	617
D	0.2	1	567	—	—	567
Total retail loan originations	$18.6	100	706	$7.7	100	714
Nine months ended September 30, 2023
S	$6.7	34	752	$3.8	44	749
A	8.5	43	687	3.8	44	687
B	3.0	15	645	0.9	11	654
C	0.9	5	600	0.1	1	624
D	0.3	2	561	—	—	573
E	0.2	1	550	—	—	553
Total retail loan originations	$19.6	100	695	$8.6	100	707
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; payment-to-income ratio; and debt-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total retail loan originations and purchases, in dollars, by the loan term in months.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
0–71	15%	14%	15%	14%
72–75	61	62	62	63
76 +	24	24	23	23
Total retail loan originations	100%	100%	100%	100%
Retail loan originations with a term of 76 months or more represented 24% and 23%, of total retail loan originations for the three months and nine months ended, respectively, as of both September 30, 2024, and 2023. Substantially all the loans originated with a term of 76 months or more during both the three months and nine months ended September 30, 2024, and 2023, were considered to be prime and in credit tiers S, A, or B. Our underwriting processes are designed to consider various deal structure variables—such as payment-to-income, LTV, debt-to-income, and FICO® score—that compensate for longer loan terms and mitigate underwriting risk.
During the three months ended September 30, 2024, approximately 84% of our used retail loan originations were for vehicles with a model year of 2018 or newer. According to the Bureau of Transportation Statistics, the average age of light vehicles in operation in the United States during 2023 was approximately 13 years. Substantially all used retail loan originations with a term of 76 months or more during the three months ended September 30, 2024, were for vehicles with a model year of 2018 or newer.
The following table presents the percentage of total outstanding retail loans by origination year.

September 30,	2024	2023
Pre-2020	3%	8%
2020	5	9
2021	13	20
2022	22	33
2023	28	30
2024	29	—
Total retail	100%	100%
The following tables present the total retail loan and operating lease origination and purchase dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2024	2023	2024	2023
Used retail	$5,887	$6,932	63	66
New retail	2,546	2,920	27	27
Lease	957	698	10	7
Total consumer automotive financing originations (a)	$9,390	$10,550	100	100
(a)Includes CSG originations of $856 million and $1.2 billion for the three months ended September 30, 2024, and 2023, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2024	2023	2024	2023
Used retail	$18,562	$19,598	64	65
New retail	7,744	8,570	27	28
Lease	2,617	2,253	9	7
Total consumer automotive financing originations (a)	$28,923	$30,421	100	100
(a)Includes CSG originations of $2.9 billion and $3.8 billion for the nine months ended September 30, 2024, and 2023, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2024	2023	2024	2023
GM dealers	$1,997	$2,341	21	22
Stellantis dealers	1,521	2,126	16	20
Other dealers and automotive retailers
OEM-franchised dealers (a)	3,698	3,498	40	33
Non-OEM-franchised dealers and automotive retailers	2,174	2,585	23	25
Total other dealers and automotive retailers	5,872	6,083	63	58
Total consumer automotive financing originations	$9,390	$10,550	100	100
(a)Includes automotive manufacturers with a direct-to-consumer model.

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2024	2023	2024	2023
GM dealers	$6,482	$6,775	22	22
Stellantis dealers	4,770	6,423	17	21
Other dealers and automotive retailers
OEM-franchised dealers (a)	11,094	10,037	38	33
Non-OEM-franchised dealers and automotive retailers	6,577	7,186	23	24
Total other dealers and automotive retailers	17,671	17,223	61	57
Total consumer automotive financing originations	$28,923	$30,421	100	100
(a)Includes automotive manufacturers with a direct-to-consumer model.
Total consumer automotive loan and operating lease originations decreased $1.2 billion and $1.5 billion for the three months and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The decreases were primarily driven by our dynamic underwriting strategies, including strategic pricing and curtailment actions to optimize returns within our risk appetite.
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

	Used retail		New retail		Lease
Three months ended September 30,	2024	2023	2024	2023	2024	2023
760 +	25%	23%	25%	21%	54%	48%
720–759	15	14	13	13	17	16
660–719	29	30	28	29	20	22
620–659	17	18	17	17	6	9
540–619	9	8	4	3	2	3
< 540	2	3	—	—	—	—
Unscored (a)	3	4	13	17	1	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Used retail		New retail		Lease
Nine months ended September 30,	2024	2023	2024	2023	2024	2023
760 +	25%	20%	23%	18%	53%	48%
720–759	15	14	13	13	16	17
660–719	29	30	28	30	20	22
620–659	17	19	17	19	7	9
540–619	8	10	4	3	2	2
< 540	2	3	—	—	—	—
Unscored (a)	4	4	15	17	2	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 8% of total consumer loan and operating lease originations for both the three months and nine months ended September 30, 2024, compared to 8% and 9% for the three months and nine months ended September 30, 2023, respectively. Consumer loans and operating leases with FICO® Scores of less than 540 represented 1% of total originations for both the three months and nine months ended September 30, 2024, as compared to 2% of total originations for both the three months and nine months ended September 30, 2023. Nonprime applications are subject to more stringent underwriting criteria (for example, maximum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was $8.1 billion and $8.7 billion at September 30, 2024, and December 31, 2023, respectively, or approximately 9.7% and 10.3% of our total consumer automotive loans at September 30, 2024, and December 31, 2023, respectively. For discussion of our credit-risk-management practices and performance, refer to the section below titled Risk Management.
During the first quarter of 2024, we amended our relationship with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we maintained our committed facility at a maximum of $4.0 billion to support our continued efforts to optimize risk-adjusted returns. This commitment is effective for 364 days. As part of the agreement, we continue to purchase finance receivables on a periodic basis within prescribed eligibility requirements and risk appetite, consistent with purchase practices in prior years. All the finance receivables purchased through this channel are used vehicles, and are included in non-OEM-franchised dealers and automotive retailers in our consumer origination metrics. While different vintages and credit tiers exhibit varying performance, collectively to date, finance receivables purchased from Carvana have generally exhibited consistent delinquency and loss performance compared to loans with similar credit characteristics acquired through our indirect dealer channel. Consumer finance receivables and loans sourced from Carvana represented 8.4% and 8.2% of our total consumer automotive finance receivables and loans as of September 30, 2024, and December 31, 2023, respectively. Loan purchases from Carvana were 8% and 7% of our total consumer automotive financing originations during the three months and nine months ended September 30, 2024, respectively, as compared to 9% for both of the same periods in 2023.
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

	Average balance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Stellantis new vehicles	38%	42%	41%	40%
GM new vehicles	26	21	24	22
Other new vehicles	20	14	19	13
Used vehicles	16	23	16	25
Total	100%	100%	100%	100%
Total commercial wholesale finance receivables	$17,535	$14,507	$17,458	$13,727
Average commercial wholesale financing receivables outstanding increased $3.0 billion and $3.7 billion during the three months and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increases for the three months and nine months ended September 30, 2024, as compared to the same periods in 2023, were primarily due to an increase in dealer new vehicle inventory levels, which is consistent with broader industry trends.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Carvana's commercial line of credit totals $1.5 billion, with a scheduled maturity in the third quarter of 2025. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. This includes the line of credit being fully collateralized to mitigate counterparty credit risk in the event of a default. At September 30, 2024, Carvana’s gross wholesale floorplan assets outstanding balance was $76 million.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans increased $325 million and $460 million for the three months and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, to an average of $6.3 billion and $6.4 billion for the three months and nine months ended September 30, 2024.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2024	2023	Favorable/(unfavorable) % change	2024	2023	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$359	$320	12	$1,045	$936	12
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	31	29	7	90	84	7
Other gain (loss) on investments, net (b)	75	(31)	n/m	104	66	58
Other income	3	4	(25)	10	9	11
Total insurance premiums and other income	468	322	45	1,249	1,095	14
Expense
Insurance losses and loss adjustment expenses	135	107	(26)	428	329	(30)
Acquisition and underwriting expense
Compensation and benefits expense	27	26	(4)	81	81	—
Insurance commissions expense	164	160	(3)	486	475	(2)
Other expenses	40	45	11	124	126	2
Total acquisition and underwriting expense	231	231	—	691	682	(1)
Total expense	366	338	(8)	1,119	1,011	(11)
Income (loss) from continuing operations before income tax expense	$102	$(16)	n/m	$130	$84	55
Total assets	$9,455	$8,736	8	$9,455	$8,736	8
Insurance premiums and service revenue written	$384	$335	15	$1,082	$941	15
Combined ratio (c)	100.9%	104.3%		106.1%	107.0%
n/m = not meaningful
(a)Includes interest expense of $12 million and $33 million for the three months and nine months ended September 30, 2024, respectively, and $8 million and $23 million for the three months and nine months ended September 30, 2023.
(b)Includes net unrealized gains on equity securities of $56 million and $46 million for the three months and nine months ended September 30, 2024, respectively, and net unrealized losses on equity securities of $47 million for the three months ended September 30, 2023, and gains of $42 million for the nine months ended September 30, 2023.
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
Our Insurance operations earned income from continuing operations before income tax expense of $102 million and $130 million for the three months and nine months ended September 30, 2024, respectively, compared to a loss of $16 million for the three months ended September 30, 2023, and income of $84 million for the nine months ended September 30, 2023. The increases for the three months and nine months ended September 30, 2024, were primarily driven by higher net investment gains and increases in insurance premiums and service revenue earned, partially offset by increases in insurance losses and loss adjustment expenses.
Insurance premiums and service revenue earned was $359 million and $1.0 billion for the three months and nine months ended September 30, 2024, respectively, compared to $320 million and $936 million for the same periods in 2023. The increases for the three months and nine months ended September 30, 2024, were primarily driven by growth of our P&C vehicle inventory insurance program due to higher dealer inventory levels and the addition of new relationships with Nissan and Toyota. The increases were also driven by higher other premium and service revenue written from non-automotive assumed reinsurance business.
Other gain on investments, net was $75 million and $104 million for the three months and nine months ended September 30, 2024, respectively, compared to other loss on investments, net of $31 million and other gain on investments, net of $66 million for the same periods in 2023. The increases for the three months and nine months ended September 30, 2024, were driven by unrealized gains on equity securities, net of $56 million and $46 million, respectively, compared to unrealized losses on equity securities, net of $47 million and unrealized gains on equity securities, net of $42 million during the same periods in 2023, as a result of the performance of the equity securities included in the portfolio in line with broader market performance. Additionally, the increases were driven by realized capital gains of $19 million and

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
$58 million during the three months and nine months ended September 30, 2024, respectively, compared to $16 million and $24 million for the same periods in 2023.
Insurance losses and loss adjustment expenses totaled $135 million and $428 million for the three months and nine months ended September 30, 2024, respectively, compared to $107 million and $329 million for the same periods in 2023. Loss and loss adjustment expenses for the three months and nine months ended September 30, 2024, increased primarily due to growth in our P&C business, higher GAP losses driven by increased loss frequency and severity as vehicle values have declined from prior year, and growth in non-automotive assumed reinsurance business. During the three months and nine months ended September 30, 2024, weather-related loss and loss adjustment expenses from our vehicle inventory insurance program were $26 million and $121 million, respectively, compared to $22 million and $87 million during the same periods in 2023. We utilized our excess of loss reinsurance and ceded weather-related losses on our vehicle inventory insurance program for all quarters of 2024 as losses exceeded the retention limit, helping to mitigate the impact of weather losses, primarily due to severe hailstorms and Hurricane Helene. In April 2024, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related losses under which retention limits vary for each quarter.
Our combined ratio was 100.9% and 106.1% for the three months and nine months ended September 30, 2024, respectively, compared to 104.3% and 107.0% for the three months and nine months ended September 30, 2023. The decreases for the three months and nine months ended September 30, 2024, were primarily driven by a lower loss ratio in our vehicle inventory insurance business as premium growth outpaced claims, and our acquisition and underwriting expenses remained stable for the three months ended September 30, 2024, and increased by approximately 1% for the nine months ended September 30, 2024, as compared to the same period in 2023. This was partially offset by higher GAP losses that outpaced premium growth driven by higher loss frequency and severity.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Finance and insurance products
Vehicle service contracts	$188	$190	$553	$544
Guaranteed asset protection and other finance and insurance products (a)	71	62	202	176
Total finance and insurance products	259	252	755	720
Property and casualty insurance (b)	115	74	287	198
Other premium and service revenue written (c)	10	9	40	23
Total	$384	$335	$1,082	$941
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
Insurance premiums and service revenue written was $384 million and $1.1 billion for the three months and nine months ended September 30, 2024, respectively, compared to $335 million and $941 million for the same periods in 2023. The increases were primarily due to higher written premiums from our P&C business from rising dealer inventory levels and growth in vehicle inventory insurance program relationships, increasing our market share. Additionally, the increases were driven by higher written premium for F&I driven by higher volume in Canada and growth in other premium and service revenue written from non-automotive assumed reinsurance business.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents
Noninterest-bearing cash	$51	$74
Interest-bearing cash	535	418
Total cash and cash equivalents	586	492
Equity securities	871	788
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	484	494
U.S. States and political subdivisions	374	390
Foreign government	200	183
Agency mortgage-backed residential	918	961
Mortgage-backed residential	219	225
Corporate debt	1,809	1,800
Total available-for-sale securities (amortized cost of $4,334 and $4,484)	4,004	4,053
Total cash, cash equivalents, and securities	$5,461	$5,333
In addition to these cash and investment securities, the Insurance segment has interest-bearing intercompany arrangements with Corporate and Other, callable on demand. The intercompany loan balance due to Insurance was $826 million and $619 million at September 30, 2024, and December 31, 2023, respectively. Related interest income of $4 million and $11 million was recognized for the three months and nine months ended September 30, 2024, respectively, and $2 million and $7 million was recognized for the three months and nine months ended September 30, 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Mortgage Finance
Results of Operations
The following table summarizes the activities of our Mortgage Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2024	2023	Favorable/(unfavorable) % change	2024	2023	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$141	$149	(5)	$432	$453	(5)
Interest expense	89	96	7	275	293	6
Net financing revenue and other interest income	52	53	(2)	157	160	(2)
Gain on mortgage loans, net	6	4	50	17	13	31
Total net revenue	58	57	2	174	173	1
Provision for credit losses	—	(2)	(100)	(1)	(3)	(67)
Noninterest expense
Compensation and benefits expense	4	5	20	14	16	13
Other operating expenses	27	28	4	82	92	11
Total noninterest expense	31	33	6	96	108	11
Income from continuing operations before income tax expense	$27	$26	4	$79	$68	16
Total assets	$17,594	$18,745	(6)	$17,594	$18,745	(6)
Our Mortgage Finance operations earned income from continuing operations before income tax expense of $27 million and $79 million for the three months and nine months ended September 30, 2024, respectively, compared to $26 million and $68 million for the three months and nine months ended September 30, 2023. The increases for the three months and nine months ended September 30, 2024, were primarily driven by lower noninterest expense, due to the benefits of the variable cost direct-to-consumer partnership model.
Net financing revenue and other interest income was $52 million and $157 million for the three months and nine months ended September 30, 2024, respectively, compared to $53 million and $160 million for the three months and nine months ended September 30, 2023. The decreases in net financing revenue and other interest income for the three months and nine months ended September 30, 2024, were primarily driven by a decrease in asset balances. Premium amortization was $1 million and $2 million for the three months and nine months ended September 30, 2024, respectively, compared to $1 million and $3 million for the three months and nine months ended September 30, 2023. During the three months and nine months ended September 30, 2024, we purchased $7 million and $15 million of mortgage loans that were originated by third parties, respectively, compared to $7 million and $14 million during the three months and nine months ended September 30, 2023. We originated $2 million and $49 million of mortgage loans held-for-investment during the three months and nine months ended September 30, 2024, respectively, compared to $46 million and $102 million during the three months and nine months ended September 30, 2023.
Gain on sale of mortgage loans, net, was $6 million and $17 million for the three months and nine months ended September 30, 2024, respectively, compared to $4 million and $13 million for the three months and nine months ended September 30, 2023. The increases for the three months and nine months ended September 30, 2024, were attributable to higher volume of direct-to-consumer mortgage originations and the subsequent sale of these loans to counterparties. We originated $255 million and $702 million of loans held-for-sale during the three months and nine months ended September 30, 2024, respectively, compared to $221 million and $629 million during the three months and nine months ended September 30, 2023.
Total noninterest expense was $31 million and $96 million for the three months and nine months ended September 30, 2024, respectively, compared to $33 million and $108 million for the three months and nine months ended September 30, 2023. The decreases for the three months and nine months ended September 30, 2024, were primarily driven by lower operating expenses due to the benefits of the variable cost direct-to-consumer partnership model.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the total UPB of purchases and originations of consumer mortgages held-for-investment, by FICO® Score at the time of acquisition.

FICO® Score	Volume ($ in millions)	% Share of volume
Three months ended September 30, 2024
740 +	$7	78
720–739	1	11
680–699	1	11
Total consumer mortgage financing volume	$9	100
Three months ended September 30, 2023
740 +	$46	88
720–739	2	4
700–719	3	5
680–699	2	3
Total consumer mortgage financing volume	$53	100
Nine months ended September 30, 2024
740 +	$56	88
720–739	2	3
700–719	4	6
680–699	2	3
Total consumer mortgage financing volume	$64	100
Nine months ended September 30, 2023
740 +	$101	87
720–739	7	6
700–719	4	4
680–699	4	3
Total consumer mortgage financing volume	$116	100
During both the three months and nine months ended September 30, 2024, we had lower consumer mortgage held-for-investment financing volume, as compared to the same periods in 2023. The decreases were primarily driven by our shift to prioritize held-for-sale loan originations.
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our Mortgage Finance held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium (discount) ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
September 30, 2024
Adjustable-rate	$329	2	3.61%	$1	47.73%	771
Fixed-rate	16,985	98	3.15	(6)	48.76	782
Total	$17,314	100	3.16	$(5)	48.75	782
December 31, 2023
Adjustable-rate	$419	2	3.77%	$1	52.95%	775
Fixed-rate	18,028	98	3.19	(6)	52.22	782
Total	$18,447	100	3.20	$(5)	52.24	782
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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2024	2023	Favorable/(unfavorable) % change	2024	2023	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$245	$246	—	$758	$704	8
Interest on loans held-for-sale	3	2	50	11	12	(8)
Interest expense	147	151	3	453	424	(7)
Net financing revenue and other interest income	101	97	4	316	292	8
Total other revenue	37	24	54	90	81	11
Total net revenue	138	121	14	406	373	9
Provision for credit losses	11	5	(120)	13	35	63
Noninterest expense
Compensation and benefits expense	17	16	(6)	61	61	—
Other operating expenses	15	16	6	49	49	—
Total noninterest expense	32	32	—	110	110	—
Income from continuing operations before income tax expense	$95	$84	13	$283	$228	24
Total assets	$10,398	$10,749	(3)	$10,398	$10,749	(3)
Our Corporate Finance operations earned income from continuing operations before income tax expense of $95 million and $283 million for the three months and nine months ended September 30, 2024, respectively, compared to $84 million and $228 million for the three months and nine months ended September 30, 2023. The increases for the three months and nine months ended September 30, 2024, were primarily due to higher total net revenue. Additionally, the increase for the nine months ended September 30, 2024, was driven by a lower provision for credit losses.
Net financing revenue and other interest income was $101 million and $316 million for the three months and nine months ended September 30, 2024, respectively, compared to $97 million and $292 million for the three months and nine months ended September 30, 2023. The increase for the nine months ended September 30, 2024, was primarily due to higher interest income resulting from higher rates as all loans in the portfolio are variable rate, and an increased volume of loan payoffs resulting in accelerated deferred fees. This was partially offset by an increase in interest expense as benchmark interest rates continued to rise throughout 2023. The increase for the three months ended September 30, 2024, was primarily due to accelerated deferred fees.
Other revenue increased $13 million and $9 million for the three months and nine months ended September 30, 2024, respectively, compared to the three months and nine months ended September 30, 2023. The increases for the three months and nine months ended September 30, 2024, were primarily due to higher syndication income as compared to the same periods in 2023.
The provision for credit losses increased $6 million and decreased $22 million for the three months and nine months ended September 30, 2024, respectively, compared to the three months and nine months ended September 30, 2023. The increase for the three months ended September 30, 2024, was primarily due to higher nonspecific reserve activity during the three months ended September 30, 2024, as compared to the release of reserves during the same period in 2023. The decrease for the nine months ended September 30, 2024, was primarily driven by lower specific reserve activity during the nine months ended September 30, 2024. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Credit Portfolio
The following table presents loans held-for-sale, the amortized cost of finance receivables and loans outstanding, unfunded lending commitments, and total serviced loans of our Corporate Finance operations. As of September 30, 2024, 63% of our loans and 59% of our lending commitments were asset based, with 100% in a first-lien position. Additionally, total criticized exposures were 12.4% and 10.6% of total Corporate Finance finance receivables and loans at September 30, 2024, and December 31, 2023, respectively.

($ in millions)	September 30, 2024	December 31, 2023
Loans held-for-sale, net	$65	$253
Finance receivables and loans (a)	$10,300	$10,905
Unfunded lending commitments (b)	$8,144	$8,256
Total serviced loans	$14,758	$15,367
(a)Includes $8.7 billion and $9.6 billion of commercial and industrial loans at September 30, 2024, and December 31, 2023, respectively, and $1.6 billion and $1.3 billion of commercial real estate loans at September 30, 2024, and December 31, 2023, respectively. Our commercial real estate loans are currently focused on lending to skilled nursing facilities, senior housing, and medical office buildings. There are no exposures related to commercial office buildings.
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

	September 30, 2024	December 31, 2023
Industry
Financial services	45.4%	46.6%
Health services	16.0	12.8
Services	12.2	14.1
Chemicals and metals	7.0	6.7
Machinery, equipment, and electronics	6.3	7.0
Automotive and transportation	5.8	6.4
Wholesale	2.7	1.9
Other manufactured products	1.7	1.0
Retail trade	1.2	1.3
Construction	1.2	1.3
Other	0.5	0.9
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2024	2023	Favorable/(unfavorable) % change	2024	2023	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$180	$328	(45)	$551	$999	(45)
Interest on loans held-for-sale	—	3	(100)	32	10	n/m
Interest and dividends on investment securities and other earning assets (b)	231	235	(2)	699	660	6
Interest on cash and cash equivalents	94	96	(2)	269	234	15
Total financing revenue and other interest income	505	662	(24)	1,551	1,903	(18)
Interest expense
Original issue discount amortization (c)	17	15	(13)	51	45	(13)
Other interest expense (d)	469	653	28	1,537	1,717	10
Total interest expense	486	668	27	1,588	1,762	10
Net financing revenue and other interest income	19	(6)	n/m	(37)	141	(126)
Other revenue
Other loss on investments, net	(2)	(11)	82	(9)	(8)	(13)
Other income, net of losses	52	46	13	118	103	15
Total other revenue	50	35	43	109	95	15
Total net revenue	69	29	138	72	236	(69)
Provision for credit losses	55	61	10	187	223	16
Total noninterest expense (e)	180	211	15	620	694	11
Loss from continuing operations before income tax expense	$(166)	$(243)	32	$(735)	$(681)	(8)
Total assets	$41,600	$42,732	(3)	$41,600	$42,732	(3)
n/m = not meaningful
(a)Includes impacts associated with hedging activities within our automotive loan portfolio, consumer other lending activity, and financing revenue from our legacy mortgage portfolio.
(b)Includes impacts associated with hedging activities of our available-for-sale securities.
(c)Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income (Loss).
(d)Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.
(e)Includes reductions of $333 million and $1.0 billion for the three months and nine months ended September 30, 2024, respectively, and $348 million and $1.0 billion for the three months and nine months ended September 30, 2023, related to the allocation of COH expenses to other segments. The receiving segments record their allocation of COH expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the scheduled remaining amortization of the original issue discount at September 30, 2024.

Year ended December 31, ($ in millions)	2024	2025	2026	2027	2028	2029 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$763	$689	$606	$512	$405	$—
Total amortization (b)	17	74	83	94	107	405	$780
(a)The maximum annual scheduled amortization for any individual year is $143 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income (Loss).
Corporate and Other incurred a loss from continuing operations before income tax expense of $166 million and $735 million for the three months and nine months ended September 30, 2024, respectively, compared to $243 million and $681 million for the three months and nine months ended September 30, 2023. The decrease in loss for the three months ended September 30, 2024, was primarily driven by an increase in net financing revenue and other interest income and a decrease in noninterest expense. The increase in loss for the nine months ended September 30, 2024, was primarily driven by lower net financing revenue and other interest income, partially offset by lower total noninterest expense and lower provision for credit losses.
Total financing revenue and other interest income was $505 million and $1.6 billion for the three months and nine months ended September 30, 2024, respectively, compared to $662 million and $1.9 billion for the three months and nine months ended September 30, 2023. The decreases were primarily driven by lower income from our hedging activities as compared to the same periods in 2023 and lower average assets due to the sale of Ally Lending during the first quarter of 2024, partially offset by growth within Ally Credit Card portfolio.
Total interest expense decreased $182 million and $174 million for the three months and nine months ended September 30, 2024, respectively, compared to the three months and nine months ended September 30, 2023. Interest expense in our Corporate and Other segment includes our external borrowing costs less the amount charged to our operating segments, which is based on our FTP methodology. The decreases in interest expense for the three months and nine months ended September 30, 2024, were primarily driven by lower residual funding costs.
Total other revenue increased $15 million and $14 million for the three months and nine months ended September 30, 2024, respectively, compared to the three months and nine months ended September 30, 2023. The increases for the three months and nine months ended September 30, 2024, as compared to the same periods in 2023, were primarily driven by favorable performance from our equity securities and equity-method investments.
The provision for credit losses decreased $6 million and $36 million for the three months and nine months ended September 30, 2024, respectively, compared to the three months and nine months ended September 30, 2023. For the three months and nine months ended September 30, 2024, the decreases in provision for credit losses were primarily driven by the sale of Ally Lending and lower portfolio loan growth as compared to the same periods in 2023 for Ally Credit Card, partially offset by higher net charge-offs within Ally Credit Card. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense decreased $31 million and $74 million for the three months and nine months ended September 30, 2024, respectively, as compared to the three months and nine months ended September 30, 2023. The decreases were primarily driven by lower compensation and benefits and lower operating expenses as a result of the sale of Ally Lending.
Total assets were $41.6 billion as of September 30, 2024, compared to $42.7 billion as of September 30, 2023. This decrease was primarily driven by the sale of Ally Lending. Additionally, as of September 30, 2024, the amortized cost of the legacy mortgage portfolio was $192 million, compared to $238 million at September 30, 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents
Noninterest-bearing cash	$493	$564
Interest-bearing cash	7,537	5,889
Total cash and cash equivalents	8,030	6,453
Equity securities	3	16
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,631	1,581
U.S. States and political subdivisions	273	268
Agency mortgage-backed residential	13,779	14,423
Agency mortgage-backed commercial	4,016	3,758
Asset-backed	202	332
Total available-for-sale securities (amortized cost of $22,978 and $23,932)	19,901	20,362
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	795	826
Mortgage-backed residential	3,675	3,824
Asset-backed retained notes	100	79
Total held-to-maturity securities (amortized cost of $4,441 and $4,680)	4,570	4,729
Total cash, cash equivalents, and securities	$32,504	$31,560
Other Investments
The following table summarizes other investments at carrying value for Corporate and Other. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for further information on these investments.

($ in millions)	September 30, 2024	December 31, 2023
Other assets
Proportional amortization investments (a)	$2,034	$1,866
Nonmarketable equity investments	729	828
Equity-method investments (a) (b)	594	602
Total other investments	$3,357	$3,296
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments as of September 30, 2024. Prior to the adoption of ASU 2023-02 on January 1, 2024, NMTC and HTC investments were included in equity-method investments. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information.
(b)Primarily comprises 64 and 62 investments made in connection with our CRA program at September 30, 2024, and December 31, 2023, respectively. The carrying value of these investments was $586 million and $595 million at September 30, 2024, and December 31, 2023, respectively.
Nonmarketable equity investments and equity-method investments include strategic investments made through Ally Ventures. Ally Ventures identifies, invests in, and builds relationships with key startups. At September 30, 2024, the carrying value of investments made through Ally Ventures was $36 million, comprising 19 investments, as compared to $49 million comprising 18 investments at December 31, 2023. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information.

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

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Trading days (a)	63.5	63.0	61.0	62.5	62.5
Average customer trades per day, (in thousands)	26.9	27.5	30.0	23.4	24.9
Funded accounts (b) (in thousands)	532	529	526	523	524
Total net customer assets (b) ($ in millions)	$17,466	$16,616	$16,020	$15,164	$13,981
Total customer cash balances (b) ($ in millions)	$1,393	$1,324	$1,395	$1,454	$1,363
(a)Represents the number of days the New York Stock Exchange and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across the brokerage, robo and advisory portfolios.
During the three months ended September 30, 2024, total funded accounts increased 1% from the prior quarter and increased 2% from the third quarter of 2023. Average customer trades per day decreased 2% from the prior quarter and increased 8% from the third quarter of 2023, driven by fluctuating customer engagement. Additionally, net customer assets increased 5% from the prior quarter and increased 25% from the third quarter of 2023, as a result of changes in equity market valuations and total accounts.
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

	September 30, 2024	December 31, 2023
Total active cardholders (in thousands)	1,253	1,222
Finance receivables and loans ($ in millions)	$2,170	$1,990

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
In addition to the primary risks that we manage, climate-related risk has been identified as an emerging risk. Climate-related risk refers to the risk of loss or change in business activities arising from climate change and represents a transverse risk that could impact other risks within Ally’s risk-management framework, such as credit risk from negatively impacted borrowers, reputation risk from increased stakeholder concerns, and operational risk from physical climate risks. Refer to the section titled Climate-Related Risk within this section for more information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities based on our reportable operating segments.

($ in millions)	September 30, 2024	December 31, 2023
Finance receivables and loans
Automotive Finance (a)	$107,266	$107,655
Insurance (b)	12	—
Mortgage Finance	17,309	18,442
Corporate Finance	10,300	10,905
Corporate and Other (c)	2,614	2,437
Total finance receivables and loans	137,501	139,439
Loans held-for-sale
Automotive Finance	3	13
Mortgage Finance (d)	238	25
Corporate Finance	65	253
Corporate and Other (e)	—	2,049
Total loans held-for-sale	306	2,340
Total on-balance-sheet loans	137,807	141,779
Off-balance-sheet securitized loans
Automotive Finance	1,948	1,558
Whole-loan sales
Automotive Finance	1,108	956
Corporate and Other	93	125
Total off-balance-sheet loans (f)	3,149	2,639
Operating lease assets
Automotive Finance	8,318	9,171
Total operating lease assets	8,318	9,171
Total loan and operating lease exposure	$149,274	$153,589
(a)Includes an asset of $28 million and a liability of $93 million associated with fair value hedging adjustments at September 30, 2024, and December 31, 2023, respectively. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.
(b)Represents insurance advance agreements with dealers that we administer through a noninsurance entity. These advances are included within our automotive commercial and industrial portfolio class.
(c)Includes $192 million and $225 million of consumer mortgage loans in our legacy mortgage portfolio at September 30, 2024, and December 31, 2023, respectively.
(d)Includes $208 million of consumer mortgage finance receivables and loans that were transferred from held-for-investment to held-for-sale during the three months ended September 30, 2024. Additionally, includes the current balance of conforming and certain non-conforming jumbo mortgages originated directly to the held-for-sale portfolio.
(e)Includes $1.9 billion of assets of operations held-for-sale as of December 31, 2023. We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
(f)Represents the current unpaid principal balance of outstanding loans based on our customary representation and warranty provisions.
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. The unemployment rate remained at 4.1% as of September 30, 2024. Sales of new light vehicles were at a similar pace to the third quarter of 2023, but fell sequentially to an average annual rate of 15.6 million during the third quarter of 2024. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million in 2019, which has limited incoming used vehicle supply and driven elevated used vehicle values. Additionally, used vehicle values may be impacted by availability, the price of new vehicles, or changes in customer preferences. However, macroeconomic risks remain elevated.
Consumer Credit Portfolio
During the three months and nine months ended September 30, 2024, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, high-quality jumbo and LMI mortgage loans that are obtained through bulk loan purchases and direct-to-consumer mortgage originations, as well as revolving, unsecured loans through Ally Credit Card. The carrying value of our nonprime held-for-investment consumer automotive loans before allowance for loan losses represented approximately 9.7% and 10.3% of our total consumer automotive loans at September 30, 2024, and December 31, 2023, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
($ in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Consumer automotive (b) (c)	$83,424	$84,320	$1,204	$1,129	$—	$—
Consumer mortgage
Mortgage Finance	17,309	18,442	37	41	—	—
Mortgage — Legacy	192	225	9	13	—	—
Total consumer mortgage	17,501	18,667	46	54	—	—
Consumer other
Credit Card	2,170	1,990	84	92	—	—
Total consumer other	2,170	1,990	84	92	—	—
Total consumer finance receivables and loans	$103,095	$104,977	$1,334	$1,275	$—	$—
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
(c)Includes outstanding CSG loans of $9.6 billion and $10.2 billion at September 30, 2024, and December 31, 2023, respectively, and RV loans of $384 million and $459 million at September 30, 2024, and December 31, 2023, respectively.
Total consumer finance receivables and loans decreased $1.9 billion at September 30, 2024, compared with December 31, 2023. The decrease consists of a $1.2 billion decrease in our consumer mortgage finance receivables and loans due to portfolio runoff outpacing originations and purchases, coupled with the $208 million transfer of consumer mortgage finance receivables and loans from held-for-investment to held-for-sale during the three months ended September 30, 2024. Additionally, our consumer automotive finance receivables and loans decreased $896 million primarily due to the deconsolidation of a securitization during the first quarter of 2024.
Total consumer nonperforming finance receivables and loans at September 30, 2024, increased $59 million to $1.3 billion from December 31, 2023. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans was 1.3% and 1.2% at September 30, 2024, and December 31, 2023, respectively.
Consumer automotive loans 30 days or more past due decreased $151 million to $4.3 billion at September 30, 2024, compared with December 31, 2023, driven by seasonality.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following tables include consumer net charge-offs and write-downs from transfers to loans held-for-sale from finance receivables and loans at amortized cost and related ratios.

	Net charge-offs (recoveries)		Write-downs from transfers to held-for-sale		Total		Net charge-off ratios (a)		Combined ratios (b)
Three months ended September 30, ($ in millions)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Consumer automotive	$467	$393	$—	$—	$467	$393	2.2%	1.8%	2.2%	1.8%
Consumer mortgage
Mortgage — Legacy	(1)	(2)	—	—	(1)	(2)	(3.0)	(3.0)	(3.0)	(3.0)
Total consumer mortgage	(1)	(2)	—	—	(1)	(2)	—	—	—	—
Consumer other
Personal Lending	—	29	—	—	—	29	—	5.3	—	5.3
Credit Card	52	39	—	—	52	39	9.9	8.4	9.9	8.4
Total consumer other	52	68	—	—	52	68	9.9	6.7	9.9	6.7
Total consumer finance receivables and loans	$518	$459	$—	$—	$518	$459	2.0	1.7	2.0	1.7
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

	Net charge-offs (recoveries)		Write-downs from transfers to held-for-sale (a)		Total		Net charge-off ratios (b)		Combined ratios (c)
Nine months ended September 30, ($ in millions)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Consumer automotive	$1,322	$1,021	$5	$—	$1,327	$1,021	2.1%	1.6%	2.1%	1.6%
Consumer mortgage
Mortgage — Legacy	(2)	(4)	—	—	(2)	(4)	(2.0)	(2.1)	(2.0)	(2.1)
Total consumer mortgage	(2)	(4)	—	—	(2)	(4)	—	—	—	—
Consumer other
Personal Lending	—	86	—	—	—	86	—	5.4	—	5.4
Credit Card	176	104	—	—	176	104	11.6	8.0	11.6	8.0
Total consumer other	176	190	—	—	176	190	11.6	6.6	11.6	6.6
Total consumer finance receivables and loans	$1,496	$1,207	$5	$—	$1,501	$1,207	1.9	1.5	1.9	1.5
(a)Consumer automotive includes a $5 million reduction of allowance from the completion of a retail securitization transaction during the nine months ended September 30, 2024, resulting in the deconsolidation of the assets and liabilities from our Condensed Consolidated Balance Sheet.
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
Our net charge-offs from total consumer finance receivables and loans were $518 million and $1.5 billion for the three months and nine months ended September 30, 2024, respectively, compared to net charge-offs of $459 million and $1.2 billion for the three months and nine months ended September 30, 2023. Net charge-offs for our consumer automotive portfolio increased by $74 million and $301 million for the three months and nine months ended September 30, 2024, compared to the same periods in 2023, as delinquencies have increased amid deterioration in macroeconomic conditions. We continue to monitor performance and make adjustments to our underwriting strategies in response to macroeconomic conditions and portfolio credit trends.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Consumer automotive (a)	$8,512	$10,076	$26,655	$28,862
Consumer mortgage (b)	257	267	751	731
Consumer other (c) (d)	—	382	—	1,258
Total consumer loan originations	$8,769	$10,725	$27,406	$30,851
(a)Includes loans purchased under forward flow agreements with automotive retailers, as well as $79 million and $349 million of loans originated as held-for-sale for the three months and nine months ended September 30, 2024, respectively, and $224 million and $694 million for the three months and nine months ended September 30, 2023.
(b)Excludes bulk loan purchases associated with our Mortgage Finance operations, and includes $255 million and $702 million of loans originated as held-for-sale for the three months and nine months ended September 30, 2024, respectively, and $221 million and $629 million for the three months and nine months ended September 30, 2023.
(c)Includes originations related to our Personal Lending portfolio during the three months and nine months ended September 30, 2023. On March 1, 2024, we closed the sale of Ally Lending. We excluded Personal Lending originations during the nine months ended September 30, 2024. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
(d)Excludes credit card loans, which are revolving in nature.
Total consumer loan originations decreased $2.0 billion and $3.4 billion for the three months and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The decreases were primarily due to decreased originations within our consumer automotive loan portfolio as a result of our dynamic underwriting strategies, including strategic pricing and curtailment actions to optimize returns within our risk appetite. The decreases were also impacted by the absence of loan originations within the consumer other portfolio, as we closed the sale of Ally Lending during the first quarter of 2024.
The following table shows the percentage of consumer finance receivables and loans by state concentration based on amortized cost.

	September 30, 2024 (a)			December 31, 2023
	Consumer automotive	Consumer mortgage	Consumer other	Consumer automotive	Consumer mortgage	Consumer other (b)
California	8.5%	39.8%	9.3%	8.5%	39.2%	9.4%
Texas	13.5	7.2	7.7	13.7	7.3	7.6
Florida	9.4	6.3	9.0	9.5	6.5	9.0
Pennsylvania	4.5	2.1	4.2	4.5	2.1	4.2
North Carolina	4.5	1.8	3.0	4.3	1.9	2.9
Georgia	4.0	2.9	3.7	4.1	2.9	3.7
New York	3.8	1.9	5.4	3.7	1.9	5.4
New Jersey	3.3	2.5	3.6	3.2	2.4	3.7
Illinois	3.2	2.8	4.6	3.3	2.8	4.6
Ohio	3.4	0.4	4.5	3.4	0.4	4.5
Other United States	41.9	32.3	45.0	41.8	32.6	45.0
Total consumer loans	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at September 30, 2024.
(b)Excludes Personal Lending finance receivables and loans, which were transferred to loans held-for-sale, and were included in assets of operations held-for-sale on our Condensed Consolidated Balance Sheet at December 31, 2023. We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.1% and 26.4% of our total outstanding consumer finance receivables and loans at September 30, 2024, and December 31, 2023, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Commercial Credit Portfolio
For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
($ in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Commercial
Commercial and industrial
Automotive	$19,259	$18,700	$51	$18	$—	$—
Other (b)	8,824	9,712	95	98	—	—
Commercial real estate	6,323	6,050	10	3	—	—
Total commercial finance receivables and loans	$34,406	$34,462	$156	$119	$—	$—
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
Total commercial finance receivables and loans outstanding decreased $56 million from December 31, 2023, to $34.4 billion at September 30, 2024. Results were primarily driven by a $605 million decrease in our Corporate Finance segment. This was partially offset by a $509 million increase in our Automotive Finance segment, primarily within the commercial and industrial receivables class.
Total commercial nonperforming finance receivables and loans were $156 million at September 30, 2024, reflecting an increase of $37 million compared to December 31, 2023. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans was 0.5% and 0.3% at September 30, 2024, and December 31, 2023, respectively.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Commercial
Commercial and industrial
Automotive	$—	$—	—%	—%	$(3)	$4	—%	—%
Other	(1)	(3)	—	(0.1)	(2)	53	—	0.8
Total commercial finance receivables and loans	$(1)	$(3)	—	—	$(5)	$57	—	0.3
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
We had net recoveries from total commercial finance receivables and loans of $1 million and $5 million for the three months and nine months ended September 30, 2024, respectively, as compared to net recoveries of $3 million and net charge-offs of $57 million for the three months and nine months ended September 30, 2023. The decrease for the nine months ended September 30, 2024, was primarily driven by charge-offs of specific exposures within our Corporate Finance and Automotive Finance operations during the nine months ended September 30, 2023, that did not reoccur in 2024.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans was $6.3 billion and $6.1 billion at September 30, 2024, and December 31, 2023, respectively, which represented 4.6% and 4.3% of total outstanding finance receivables and loans at September 30, 2024, and December 31, 2023, respectively. There was $4.6 billion of commercial real estate loans included in the Automotive Finance segment at both September 30, 2024, and December 31, 2023, and $1.6 billion and $1.3 billion of commercial real estate loans included in the Corporate Finance segment at September 30, 2024, and December 31, 2023, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

	September 30, 2024	December 31, 2023
Florida	16.7%	17.6%
Texas	13.2	13.6
California	6.2	7.9
Ohio	5.6	5.9
Michigan	5.4	5.4
North Carolina	4.8	5.0
New York	4.6	4.5
Tennessee	3.6	3.7
Georgia	2.9	3.0
Missouri	2.8	2.8
Other United States	34.2	30.6
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $585 million from December 31, 2023, to $2.7 billion at September 30, 2024. The increase in total criticized exposures was primarily driven by an increase in Special Mention loans within the commercial and industrial portfolio class of our Automotive Finance and Corporate Finance operations. Total criticized exposures were 7.9% and 6.2% of total commercial finance receivables and loans at September 30, 2024, and December 31, 2023, respectively, representing strong overall credit performance.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

	September 30, 2024	December 31, 2023
Industry
Automotive	58.0%	54.0%
Electronics	16.8	13.4
Services	9.1	12.8
Other	16.1	19.8
Total commercial criticized finance receivables and loans	100.0%	100.0%
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
Repossessed consumer automotive loan assets in our Automotive Finance operations were $205 million and $230 million at September 30, 2024, and December 31, 2023, respectively, and foreclosed consumer mortgage assets were $1 million at both September 30, 2024, and December 31, 2023. Repossessed commercial automotive loan assets in our Automotive Finance operations were $1 million and $5 million at September 30, 2024, and December 31, 2023, respectively.

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
During the second quarter of 2024, we updated our reasonable and supportable forecast period from 12 months to 24 months, and our reversion period from 24 months to 12 months. This refinement to our estimation process represents a change in accounting estimate, with prospective application beginning in the period of change. The impact of this refinement to our estimation process was offset by an adjustment in the qualitative portion of our allowance. The use of a longer-duration reasonable and supportable macroeconomic forecast period to produce the modeled portion of our allowance for loan losses is expected to further improve model performance.
Through September 30, 2024, forecasted economic variables incorporated into our quantitative allowance processes were updated to include the current macroeconomic environment and our future expectations reflecting slow GDP growth in the near term. This included (but was not limited to) the following: the unemployment rate peaking at approximately 4.3% in the fourth quarter of 2025, before reverting to the historical mean of approximately 5.9% by the third quarter of 2027, deceleration of GDP growth as measured on a quarter-over-quarter seasonally adjusted annualized rate basis through the fourth quarter of 2024, followed by increases in GDP growth through the fourth quarter of 2025 and reverting to the historical mean of approximately 2.0% by the third quarter of 2027, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis of approximately 16 million units through the third quarter of 2026, before reverting to the historical mean of 15 million units by the third quarter of 2027. Additionally, we maintain a qualitative allowance framework to account for ongoing uncertainty and volatility in the macroeconomic environment (including the impact of inflationary pressures) that could adversely impact frequency of loss and LGD. Our overall allowance for loan losses increased $128 million from the prior quarter to $3.7 billion at September 30, 2024, representing 2.7% as a percentage of total finance receivables at September 30, 2024, as compared to our allowance for loan losses representing 2.6% of total finance receivables at December 31, 2023.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and nine months ended September 30, 2024, and September 30, 2023, respectively.

Three months ended September 30, 2024 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at July 1, 2024	$3,055	$19	$302	$3,376	$196	$3,572
Charge-offs (b)	(683)	—	(61)	(744)	—	(744)
Recoveries	216	1	9	226	1	227
Net charge-offs	(467)	1	(52)	(518)	1	(517)
Provision due to change in portfolio size	(11)	(1)	18	6	5	11
Provision due to incremental charge-offs	467	(1)	52	518	(1)	517
Provision due to all other factors	122	(1)	(12)	109	8	117
Total provision for credit losses	578	(3)	58	633	12	645
Other	—	2	(1)	1	(1)	—
Allowance at September 30, 2024	$3,166	$19	$307	$3,492	$208	$3,700
Net charge-offs to average finance receivables and loans outstanding for the three months ended September 30, 2024	2.2%	—%	9.9%	2.0%	—%	1.5%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2024	1.7	(2.9)	1.5	1.7	(41.9)	1.8
(a)Includes Credit Card.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for information regarding our charge-off policies.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2024 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at January 1, 2024	$3,083	$21	$293	$3,397	$190	$3,587
Charge-offs (b)	(1,976)	(1)	(199)	(2,176)	(2)	(2,178)
Recoveries	654	3	23	680	7	687
Net charge-offs	(1,322)	2	(176)	(1,496)	5	(1,491)
Write-downs from transfers to held-for-sale (c)	(5)	—	—	(5)	—	(5)
Provision for credit losses
Provision due to change in portfolio size	3	(2)	27	28	(4)	24
Provision due to incremental charge-offs	1,322	(2)	176	1,496	(5)	1,491
Provision due to all other factors	85	(2)	(12)	71	23	94
Total provision for credit losses	1,410	(6)	191	1,595	14	1,609
Other	—	2	(1)	1	(1)	—
Allowance at September 30, 2024	$3,166	$19	$307	$3,492	$208	$3,700
Net charge-offs to average finance receivables and loans outstanding for the nine months ended September 30, 2024	2.1%	—%	11.6%	1.9%	—%	1.4%
Net charge-offs and write-downs from transfers to held-for-sale to average finance receivables and loans outstanding for the nine months ended September 30, 2024	2.1%	—%	11.6%	1.9%	—%	1.4%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2024	1.8	(5.2)	1.3	1.8	(29.7)	1.9
Ratio of allowance for loan losses to annualized net charge-offs and write-downs from transfers to held-for-sale at September 30, 2024	1.8	(5.2)	1.3	1.7	(29.7)	1.9
(a)Includes Credit Card.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for information regarding our charge-off policies.
(c)Consumer automotive includes a $5 million reduction of allowance from the completion of a retail securitization transaction during the nine months ended September 30, 2024, resulting in the deconsolidation of the assets and liabilities from our Condensed Consolidated Balance Sheet.

Three months ended September 30, 2023 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at July 1, 2023	$3,064	$23	$476	$3,563	$218	$3,781
Charge-offs (b)	(602)	—	(74)	(676)	(1)	(677)
Recoveries	209	2	6	217	4	221
Net charge-offs	(393)	2	(68)	(459)	3	(456)
Provision due to change in portfolio size	36	—	21	57	6	63
Provision due to incremental charge-offs	393	(2)	68	459	(3)	456
Provision due to all other factors	4	(2)	(21)	(19)	12	(7)
Total provision for credit losses (c)	433	(4)	68	497	15	512
Other	—	1	(2)	(1)	1	—
Allowance at September 30, 2023	$3,104	$22	$474	$3,600	$237	$3,837
Net charge-offs to average finance receivables and loans outstanding for the three months ended September 30, 2023	1.8%	—%	6.7%	1.7%	—%	1.3%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2023	2.0	(2.8)	1.8	2.0	(17.9)	2.1
(a)Includes Credit Card and Personal Lending.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for information regarding our charge-off policies.
(c)Excludes $4 million of benefit for credit losses related to our reserve for unfunded commitments. The liability related to the reserve for unfunded commitments is included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2023 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at January 1, 2023	$3,020	$27	$426	$3,473	$238	$3,711
Charge-offs (b)	(1,634)	(3)	(208)	(1,845)	(62)	(1,907)
Recoveries	613	7	18	638	5	643
Net charge-offs	(1,021)	4	(190)	(1,207)	(57)	(1,264)
Provision due to change in portfolio size	66	(1)	61	126	9	135
Provision due to incremental charge-offs	1,021	(4)	190	1,207	57	1,264
Provision due to all other factors	19	(4)	(12)	3	(12)	(9)
Total provision for credit losses (c)	1,106	(9)	239	1,336	54	1,390
Other	(1)	—	(1)	(2)	2	—
Allowance at September 30, 2023	$3,104	$22	$474	$3,600	$237	$3,837
Net charge-offs to average finance receivables and loans outstanding for the nine months ended September 30, 2023	1.6%	—%	6.6%	1.5%	0.3%	1.2%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2023	2.3	(4.0)	1.9	2.2	3.1	2.3
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

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Total consumer	Commercial	Total
September 30, 2024
Allowance for loan losses to finance receivables and loans outstanding (a)	3.8%	0.1%	14.1%	3.4%	0.6%	2.7%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	262.9%	40.6%	364.1%	261.6%	133.2%	248.4%
Nonaccrual loans to finance receivables and loans outstanding	1.4%	0.3%	3.9%	1.3%	0.5%	1.1%
September 30, 2023
Allowance for loan losses to finance receivables and loans outstanding (a)	3.6%	0.1%	11.6%	3.3%	0.7%	2.7%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	279.6%	47.1%	549.1%	289.7%	91.6%	255.6%
Nonaccrual loans to finance receivables and loans outstanding	1.3%	0.2%	2.1%	1.1%	0.8%	1.1%
(a)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.
The allowance for consumer loan losses as of September 30, 2024, decreased $108 million compared to September 30, 2023, reflecting a decrease of $167 million in the consumer other allowance, an increase of $62 million in the consumer automotive allowance, and a decrease of $3 million in the consumer mortgage allowance. The decrease in the allowance for consumer loan losses was primarily driven by the sale of Ally Lending within the consumer other portfolio, partially offset by a higher consumer auto allowance reflecting a more gradual pace of improvement in loss expectations and incremental reserves associated with the estimated impact of Hurricane Helene.
The allowance for commercial loan losses as of September 30, 2024, decreased $29 million compared to September 30, 2023. The decrease was primarily driven by the charge-off of specific reserves in our Corporate Finance operations, partially offset by portfolio growth in our Automotive Finance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Consumer automotive	$578	$433	$1,410	$1,106
Consumer mortgage
Mortgage Finance	—	(2)	(1)	(3)
Mortgage — Legacy	(3)	(2)	(5)	(6)
Total consumer mortgage	(3)	(4)	(6)	(9)
Consumer other
Personal Lending (a)	—	23	—	95
Credit Card	58	45	191	144
Total consumer other	58	68	191	239
Total consumer	633	497	1,595	1,336
Commercial
Commercial and industrial
Automotive	1	11	(1)	20
Other	9	5	11	37
Commercial real estate	2	(1)	4	(3)
Total commercial	12	15	14	54
Total provision for loan losses (b)	$645	$512	$1,609	$1,390
(a)We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
(b)Excludes $4 million and $9 million of benefit for credit losses related to our reserve for unfunded commitments during the three months and nine months ended September 30, 2023, respectively.
The provision for consumer credit losses increased $136 million and $259 million for the three months and nine months ended September 30, 2024, respectively, compared to the three months and nine months ended September 30, 2023. The increases in provision for consumer credit losses for the three months and nine months ended September 30, 2024, were primarily driven by higher net charge-offs in our consumer automotive portfolio and Credit Card, partially offset by the sale of Ally Lending.
The provision for commercial credit losses decreased $3 million and $40 million for the three months and nine months ended September 30, 2024, respectively, compared to the three months and nine months ended September 30, 2023. The decreases in provision for commercial credit losses during the three months and nine months ended September 30, 2024, were primarily driven by lower specific reserve activity within our Corporate Finance operations during the three months and nine months ended September 30, 2024, as compared to the same periods in 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by loan portfolio class.

	2024			2023
September 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer automotive	$3,166	3.8	85.6	$3,104	3.6	80.8
Consumer mortgage
Mortgage Finance	17	0.1	0.4	19	0.1	0.5
Mortgage — Legacy	2	1.1	0.1	3	1.3	0.1
Total consumer mortgage	19	0.1	0.5	22	0.1	0.6
Consumer other
Personal Lending (a)	—	—	—	202	9.2	5.3
Credit Card	307	14.1	8.3	272	14.5	7.1
Total consumer other	307	14.1	8.3	474	11.6	12.4
Total consumer loans	3,492	3.4	94.4	3,600	3.3	93.8
Commercial
Commercial and industrial
Automotive	17	0.1	0.5	30	0.2	0.8
Other	154	1.8	4.1	174	1.9	4.5
Commercial real estate	37	0.6	1.0	33	0.6	0.9
Total commercial loans	208	0.6	5.6	237	0.7	6.2
Total allowance for loan losses	$3,700	2.7	100.0	$3,837	2.7	100.0
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
During the three months ended September 30, 2024, the Federal Reserve lowered the federal funds target range to 4.75–5.00% in response to easing inflation trends and growing labor market pressures. High federal funds target rates led to pricing impacts across the balance sheet. Refer to the section below titled Net Financing Revenue Sensitivity Analysis for additional information on how future rate changes may impact net financing revenue.
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
As part of our CRA program, we make investments in CRA-eligible funds that do not qualify as proportional amortization investments. Many of these CRA funds feature private equity or venture capital structures and are accounted for using the equity method of accounting. We recognize our share of the investee’s earnings based on the performance of the funds. We recognized a $2 million gain and a $9 million loss related to these investments during the three months and nine months ended September 30, 2024, respectively, as compared to losses of $1 million and $18 million during the same periods in 2023. The results for the three months and nine months ended September 30, 2023, include NMTC and HTC investments, which were accounted for using the equity method of accounting prior to our adoption of ASU 2023-02 on January 1, 2024. The gain for the three months ended September 30, 2024, was primarily due to favorable performance across several small business investment company and venture capital funds. The loss for the nine months ended September 30, 2024, was primarily due to

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
broader real estate market trends adversely impacting certain real estate funds within our CRA investment portfolio. There were no indications of impairment within our portfolio of CRA-eligible funds as of September 30, 2024. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information on our accounting policy for equity-method investments and proportional amortization investments.
In addition, we are exposed to changes in the value of other nonmarketable equity investments without readily determinable fair market values, which may cause volatility in our earnings.
As of September 30, 2024, we had $3.4 billion of cumulative net unrealized losses on our investment securities. During the three months and nine months ended September 30, 2024, we recorded $589 million and $383 million of net unrealized gains on our available-for-sale securities, respectively. Unrealized gains and losses are recorded in other comprehensive income (loss) within our Condensed Consolidated Statement of Comprehensive Income (Loss), and are generally not realized unless we sell the securities prior to their stated maturity date. In the fourth quarter of 2023, non-agency mortgage-backed residential securities with a fair value of $3.6 billion were transferred from available-for-sale to held-to-maturity. At the time of the transfer, $911 million of unrealized losses were retained in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet. The unrealized loss at the time of transfer is amortized over the remaining life of the security, offsetting the amortization of the security’s premium or discount, and resulting in no impact to the Condensed Consolidated Statement of Comprehensive Income (Loss). The transfer of these securities to held-to-maturity reduces our exposure to fluctuations in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheet that can result from unrealized losses on available-for-sale securities due to changes in market interest rates. As of September 30, 2024, and December 31, 2023, we did not have the intent to sell the available-for-sale securities in an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For the three months and nine months ended September 30, 2024, management determined that there were no expected credit losses for available-for-sale or held-to-maturity securities in an unrealized loss position. Refer to Note 7 and Note 16 to the Condensed Consolidated Financial Statements for additional information.
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
Net Financing Revenue Sensitivity Analysis
Interest rate risk represents one of our most significant exposures to market risk. We actively monitor the level of exposure to movements in interest rates and take actions to mitigate adverse impacts these movements may have on future earnings. We use a sensitivity analysis of net financing revenue as our primary metric to measure and manage the interest rate risk of our financial instruments. In addition to net financing revenue sensitivities, EVE is used as a long-term interest rate risk measurement tool and a component of our interest rate risk management framework. EVE measures the present value of aggregate lifetime cash flows based on balance sheet and off-balance sheet positions at a specific point-in-time. We determine EVE sensitivities using a multitude of rate scenarios where the present value of future cash flows is recalculated using shocked interest rates. Interest rate risk metrics are reported at each regularly scheduled meeting of the ALCO and of the RC. Reporting includes exposure relative to risk limits, impacts to a range of rate scenarios, and sensitivity tests of key assumptions.
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
Simulation results are driven by underlying models and assumptions that are based on trend behavior and other historical information. The underlying models and assumptions, including retail deposit pricing, are regularly monitored and evaluated, and may be updated accordingly as observed trends materialize. For example, we updated our retail deposit pricing assumptions throughout the nine months ended September 30, 2024, which generally increased the liability sensitivity of our balance sheet as retail deposits are assumed to reprice faster in a rising rate scenario than in a decreasing rate scenario. As a result, if future trends or behaviors deviate from those reflected in the models,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
actual sensitivities may vary—perhaps significantly—from those that are modeled. Actual sensitivities may differ for other reasons as well, including unplanned changes in balance sheet composition, timing of asset and liability repricing, the yield curve, customer behavior, macroeconomic conditions, the competitive environment, and management strategies. Accordingly, we do not treat the sensitivities as forecasts of net financing revenue but instead use them as a tool in managing interest rate risk. We also assess Ally’s sensitivity to interest rate risk through the performance of sensitivity testing of key assumptions including, but not limited to, prepayments and retail automotive and deposit repricing on a routine basis.
In a stable rate scenario that assumes spot rates as of September 30, 2024, remain constant through the simulation, net financing revenue over the next 12 months is expected to increase by $82 million versus the baseline forecast, due to the shape of the implied forward curve.
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various parallel shocks to the implied forward curve as of September 30, 2024, and December 31, 2023.

	September 30, 2024		December 31, 2023
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$94	$(151)	$150	$23
+100 basis points	47	(94)	88	3
-100 basis points	(54)	(152)	(96)	(107)
(a)Gradual changes in interest rates are recognized over 12 months.
Since December 31, 2023, the implied forward curve has steepened, driven by the front-end as expected declines in the federal funds rate increased. During the nine months ended September 30, 2024, our floating-rate commercial balances and cash balances increased while our fixed-rate asset balances decreased, primarily due to closing the sale of Ally Lending and the continued runoff of our investment securities and residential mortgage portfolios. Additionally, we saw a shift from CDs to liquid deposits. The impact of these changes is reflected in our baseline net financing revenue forecast. As of September 30, 2024, our balance sheet is modestly asset sensitive in the near term due to our floating-rate assets and pay-fixed hedge position. However, our balance sheet remains liability sensitive over the medium term, driven by the assumed repricing of our deposits and market-based funding outpacing the assumed repricing of our floating-rate assets and pay-fixed swaps, which will also begin to roll down.
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
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. Our operating lease portfolio, net of accumulated depreciation was $8.3 billion and $9.2 billion as of September 30, 2024, and December 31, 2023, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $6.5 billion and $7.4 billion as of September 30, 2024, and December 31, 2023, respectively. Certain of our operating leases are covered by residual guarantees with counterparties, which partially mitigates the residual value risk to the extent the counterparties are able to meet the terms of the contractual agreements. As of September 30, 2024, and December 31, 2023, consumer operating leases with a carrying value, net of accumulated depreciation, of $1.3 billion and $12 million, respectively, were covered by residual value guarantees. Refer to Note 9 to the Condensed Consolidated Financial Statements for further information. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A in our 2023 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Off-lease vehicles terminated (in units)	31,033	29,484	104,560	83,519
Average gain per vehicle ($ per unit)	$771	$1,944	$1,231	$2,080
Method of vehicle sales
Sale to dealer, lessee, and other	52%	78%	55%	79%
Auction
Internet	36	17	35	16
Physical	12	5	10	5
We recognized an average gain per vehicle of $771 and $1,231 for the three months and nine months ended September 30, 2024, respectively, compared to an average gain per vehicle of $1,944 and $2,080 for the same periods in 2023. The decreases in remarketing performance during the three months and nine months ended September 30, 2024, as compared to the same periods in 2023, were primarily due to lower auction prices, compounded by continued normalizing volume trends in the contractually priced buyout channels. The method of vehicle sales is largely dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. Off-lease vehicles sold to lessees and dealers decreased 33% and 30% for the three months and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023.
Operating Lease Portfolio Mix
The following table presents the concentration of our outstanding operating leases exposures by OEM.

September 30,	2024	2023
Stellantis	66%	78%
GM	7	5
Other OEMs	27	17
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

September 30,	2024	2023
Sport utility vehicle	70%	67%
Truck	20	28
Car	10	5
As of September 30, 2024, and December 31, 2023, $2.4 billion and $1.0 billion of our investment in operating leases, net of accumulated depreciation, were battery-electric or plug-in hybrid vehicles, respectively. Substantially all of our investment in operating leases of battery-electric vehicles are covered by a residual value guarantee of approximately 50% of the vehicles’ contract residual value. Refer to Note 9 to the Condensed Consolidated Financial Statements for more information regarding our investment in operating leases.
Climate-Related Risk
We have identified and defined climate-related risk as an emerging risk. Pursuant to our risk-management framework, emerging risks include those that are newly-identified or evolving and have the potential to significantly impact Ally, but their nature and magnitude may not yet be fully known or may be rapidly changing. Refer to the section titled Risk Factors in Part I, Item 1A of our 2023 Annual Report on Form 10-K for information on climate-related risks.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2026). Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of September 30, 2024. In recent years, we have become less reliant on market-based funding, reducing our exposure to disruptions in wholesale funding markets.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes our total available liquidity.

($ in millions)	September 30, 2024	December 31, 2023
Liquid cash and equivalents (a)	$7,921	$6,468
FHLB unused pledged borrowing capacity (b)	12,487	10,333
Unencumbered highly liquid securities (c)	20,839	20,627
FRB Discount Window pledged capacity (d)	26,664	26,025
Total available liquidity	$67,911	$63,453
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
Recent Funding and Liquidity Developments
Key funding highlights from January 1, 2024, to date were as follows:
•We raised $1.9 billion through the completion of two term securitization transactions backed by consumer automotive loans.
•We issued $10.5 billion of brokered CDs.
•We became eligible for the FRB Standing Repo Facility.
•We raised $330 million through the issuance of credit-linked notes. The related proceeds are held within a cash collateral account as restricted cash and cash equivalents recorded within other assets on the Condensed Consolidated Balance Sheet.
•During July 2024, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes, which provided additional liquidity at Ally Financial Inc.
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
Our liquidity position fundamentally differs from those of SVB and Signature before their failures. For example, approximately 93% of total deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of September 30, 2024, compared to 12% for SVB and 10% for Signature as of December 31, 2022. Additionally, our deposit portfolio is primarily composed of granular and diversified retail customer accounts, as opposed to SVB and Signature who had large uninsured commercial deposits. However, because of the market turbulence and uncertainty, in March 2023, we activated existing internal incident response procedures specifically designed to increase governance and monitoring of Ally Bank’s depositor behavior, liquidity position, and risk exposure, including frequent ongoing dialogue with the Board and supervisory authorities.
Before and after the SVB and Signature failures, we also took specific funding actions. Even before these failures, in response to the unprecedented pace of monetary tightening in 2022 and the resultant macroeconomic uncertainty, we had increased cash and available liquidity. After the failures, we continued to do so by optimizing brokered CD issuances, borrowing from the FHLB, managing securities collateral pledged to the FHLB, maintaining competitive retail deposit pricing, managing new loan origination volumes, and increasing available FRB Discount Window capacity by pledging additional consumer automotive loan collateral. In March 2024, we also became eligible for the FRB Standing Repo Facility, which allows banks to borrow overnight cash from the FRB through a repurchase agreement using U.S. Treasury or agency mortgage-backed securities as collateral. We had $67.9 billion of total available liquidity as of September 30, 2024, which included $12.5 billion of available FHLB capacity and $26.7 billion of available FRB Discount Window capacity. Refer to the section above titled Liquidity Risk Management. FHLB funding provides us with a stable funding source and can be drawn upon on a same-day basis if sufficiently secured with available collateral.
In support of American businesses and households, the FRB created the BTFP in March 2023 to make additional funding available to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all of their depositors. The FRB ceased making new loans as scheduled on March 11, 2024. We did not borrow from the BTFP through the duration of the eligibility period. As of September 30, 2024, we had $26.7 billion in total available funding capacity through the FRB Discount Window, with no debt outstanding during the nine months ended September 30, 2024.

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
In June 2024, the FDIC issued a final rule that requires each CIDI with $100 billion or more in total assets, like Ally Bank, to submit a full resolution plan with an identified strategy from the point of their failure to disposition of substantially all of the CIDI’s assets and operations through wind-down, liquidation, divestiture, or other return to the private sector. Under the final rule, the CIDI must utilize as its identified strategy the formation or stabilization of a bridge depository institution that continues operations through the completion of the CIDI’s resolution and exit unless the CIDI demonstrates why another strategy is more appropriate based upon its size, complexity, and risk profile. All CIDIs are required to demonstrate capabilities to carry out the sale of the CIDI and its assets. Such capabilities include the capability to maintain continuity of critical services, the capability to produce valuations needed in assessing the resolution strategy that is least costly to the FDIC’s deposit insurance fund, and the capability to establish a virtual due diligence data room promptly in the run-up to or upon failure of the CIDI to support the ability of the FDIC to market and execute a timely sale or disposition of the CIDI and its assets. Each CIDI’s resolution plan will also be subject to additional requirements, including those related to the underlying failure scenario assumptions, resolution plan content, and FDIC reviews of the resolution plan under the final rule. CIDIs not affiliated with U.S. global systemically important banking organizations are subject to a triennial submission cycle in which a full resolution plan is required to be submitted once

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
every three years, with interim supplements due in non-submission years. The final rule became effective on October 1, 2024. Ally Bank will be required to submit its initial interim supplement on or before July 1, 2025 and a full resolution plan on or before July 1, 2026 under the final rule. Refer to Note 18 to the Condensed Consolidated Financial Statements for additional information.
In August 2024, Moody’s upgraded our outlook from Negative to Stable. Previously in August 2023, citing macroeconomic trends impacting the banking industry, such as increased costs of funding and rapid tightening in monetary policy, Moody’s downgraded the credit ratings of a number of banks. Additionally, Moody’s downgraded the outlook of a number of banks, including Ally, where the outlook was lowered from Stable to Negative. Refer to the section below titled Credit Ratings for additional information.
On November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDI Act in connection with the receiverships of SVB and Signature. The FDIC estimated in approving the rule that those assessed losses total approximately $16.3 billion. The rule provides that this loss estimate will be periodically adjusted, which will affect the amount of the special assessment. Under the rule, the assessment base is the estimated uninsured deposits that an IDI reported in its Consolidated Reports of Condition and Income (“Call Report”) at December 31, 2022, excluding the first $5 billion in estimated uninsured deposits. The special assessments will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC retains the ability to cease collection early, extend the special assessment collection period, and impose a final shortfall special assessment on a one-time basis. Ally expects the special assessments to be tax deductible. The total of the assessments for Ally, based on Ally Bank’s uninsured deposits as of December 31, 2022, was estimated at $38 million as of December 31, 2023. During the first quarter of 2024, the FDIC increased the estimated assessed losses to $20.4 billion. As a result, we increased our special assessment estimate by $10 million during the three months ended March 31, 2024, to a total of $48 million at March 31, 2024. During the second quarter of 2024, the FDIC decreased the estimated assessed losses to $19.2 billion. Additionally, the special assessment collection period was updated to include two additional quarters, resulting in a total collection period of ten quarters beginning in the second quarter of 2024. The special assessment will be collected at an annual rate of approximately 13.4 basis points per year (3.36 basis points per quarter) over the first eight quarters and approximately 9.4 basis points per year (2.34 basis points per quarter) over the last two quarters. In June 2024, the FDIC invoiced Ally Bank for the first installment of the FDIC special assessment and included the total expected amount to be invoiced over the ten quarter period of $45 million. As a result, our FDIC special assessment liability decreased $8 million during the second quarter of 2024, of which $3 million was recognized as a reduction to other operating expense, and $5 million was paid to the FDIC in June of 2024 for our first installment. As of June 30, 2024, our FDIC special assessment liability was $40 million. During the third quarter of 2024, the FDIC updated the annual rate to be applied over the last two quarters of the collection period from 9.4 basis points per year (2.34 basis points per quarter) to 7.6 basis points per year (1.90 basis points per quarter). Additionally, we paid our second installment to the FDIC in September of 2024. As of September 30, 2024, our FDIC special assessment liability was $35 million.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	September 30, 2024		December 31, 2023
($ in millions)	On-balance-sheet funding	% Share of funding	On-balance-sheet funding	% Share of funding
Deposits	$151,950	89	$154,666	88
Debt
Secured financings	8,558	5	10,443	6
Institutional term debt	9,160	5	9,815	6
Retail term notes	860	1	609	—
Total debt (a)	18,578	11	20,867	12
Total on-balance-sheet funding	$170,528	100	$175,533	100
(a)Includes hedge basis adjustments as described in Note 19 to the Condensed Consolidated Financial Statements.
Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at September 30, 2024.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including savings accounts, money-market demand accounts, CDs, interest-bearing spending accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which we believe, at scale, are the most efficient and stable source of funding for us when compared to other funding sources. Retail deposits constituted 83% of our total on-balance-sheet funding sources at September 30, 2024. Total deposits, which include brokered deposits obtained through third-party intermediaries, constituted 89% of total on-balance-sheet funding at September 30, 2024.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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

	September 30, 2024		December 31, 2023
($ in millions)	Amount	% of total deposits	Amount	% of total deposits
Uninsured deposits
Total uninsured deposits, as calculated per regulatory guidelines	$15,914	10	$16,895	11
Less: Affiliate and intercompany deposits	4,778	3	5,313	4
Total uninsured deposits, excluding affiliate and intercompany deposits	$11,136	7	$11,582	7
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Total primary retail deposit customers (in thousands)	3,255	3,198	3,144	3,040	2,989
Deposits ($ in millions)
Retail	$141,449	$142,075	$145,147	$142,265	$140,100
Brokered	9,082	8,726	8,495	11,000	11,264
Other (a)	1,419	1,353	1,442	1,401	1,471
Total deposits	$151,950	$152,154	$155,084	$154,666	$152,835
(a)Other deposits include mortgage escrow deposits. Other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.2 billion as of both September 30, 2024, and June 30, 2024, and $1.3 billion as of each of the periods ended March 31, 2024, December 31, 2023, and September 30, 2023.
During the nine months ended September 30, 2024, our total deposit base decreased $2.7 billion, and we added approximately 215,000 retail deposit customers, ending with approximately 3.3 million retail deposit customers as of September 30, 2024. Total retail deposits decreased $816 million during the nine months ended September 30, 2024, bringing the total retail deposits portfolio to $141.4 billion as of September 30, 2024. During the nine months ended September 30, 2024, we proactively implemented pricing actions to reduce rates paid on several of our key deposit product offerings which contributed to lower overall retail deposit balances. We maintain a relentless focus on customer experience and competitive rates. The decrease during the nine months ended September 30, 2024, was also driven by an outflow of deposit balances from existing customers related to tax payments. Brokered deposits decreased $1.9 billion during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, our CD deposit liabilities decreased $5.3 billion while our savings, money market, and spending account deposit liabilities increased $2.5 billion. This trend was primarily due to customer migration to liquid savings as fixed-rate CD maturities occurred during the nine months ended September 30, 2024. Overall, strong customer acquisition and retention rates continue to deliver a favorable funding mix.
Following the failures of SVB and Signature, we briefly experienced elevated two-way deposit flows. Uninsured deposit outflows were more than offset by inflows from new and existing customers. Approximately 92% of retail deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of September 30, 2024. Our total available liquidity exceeded our uninsured retail deposit liabilities by $56.8 billion as of September 30, 2024.
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
We continue to be recognized for the totality of experience and value we provide our customers. For the second consecutive year, Wall Street Journal’s BuySide named Ally as the “Best Online Bank”. Additionally, MONEY® Magazine named Ally to its “Best Online Bank” list for the seventh consecutive year, as well as the twelfth time in the past fourteen years. Most recently, Ally has been recognized on Fortune Recommends “Best Online Banks” list for 2024 in addition to being named “Best Bank” and “Best Bank for CDs” by Nerdwallet. Bankrate also named Ally as “Best Bank Overall”, “Best Online Bank”, “Best CD”, and “Best Checking Account”. Most recently, Fox Business included Ally on its list of Top 10 Banks for Customer Service. For additional information on our deposit funding by type, refer to Note 12 to the Condensed Consolidated Financial Statements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Securitizations and Secured Financings
In addition to building a larger deposit base in recent years, we maintain a presence in the securitization markets to finance our automotive loan portfolios. Securitizations and secured funding transactions, collectively referred to as securitization transactions due to their similarities, allow us to convert our automotive finance receivables into cash earlier than what would have occurred in the normal course of business. For additional details surrounding our securitization activities, refer to the section titled Liquidity Management, Funding, and Regulatory Capital in our 2023 Annual Report on Form 10-K.
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
During the nine months ended September 30, 2024, we raised $1.9 billion through the completion of two term securitization transactions backed by consumer automotive loans. As a result of one of the sales, we deconsolidated $1.1 billion of consumer automotive loans from our Condensed Consolidated Balance Sheet. In connection with this transaction, we reduced our allowance for loan losses by approximately $15 million through provision for credit losses, and recognized no additional gain or loss on the sale. The second transaction, accounted for as a secured borrowing, resulted in $777 million of funding.
During the nine months ended September 30, 2024, we raised $330 million through the issuance of credit-linked notes. The proceeds from this issuance constitute prefunded credit protection for mezzanine tranches of the reference portfolio and are recognized as restricted cash and cash equivalents in other assets on our Condensed Consolidated Balance Sheet. This transaction is structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure.
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans and investment securities. As of September 30, 2024, we had pledged $27.0 billion of assets to the FHLB resulting in $18.7 billion in total funding capacity with $6.2 billion of debt outstanding.
At September 30, 2024, $66.9 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 13 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We have long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $860 million of retail term notes outstanding at September 30, 2024. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information about our outstanding long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of September 30, 2024, we had $371 million debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. The FRB, however, is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. As of September 30, 2024, we had assets pledged and restricted as collateral to the FRB totaling $33.9 billion, resulting in $26.7 billion in total funding capacity with no debt outstanding.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both September 30, 2024, and December 31, 2023, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Net financing loss and other interest income (a)	$(222)	$(242)	$(654)	$(718)
Dividends from bank subsidiaries	450	500	750	1,000
Dividends from nonbank subsidiaries	—	—	—	250
Total other revenue	38	33	100	123
Total net revenue	266	291	196	655
Provision for credit losses	5	(14)	10	(15)
Total noninterest expense	98	91	352	346
Income (loss) from continuing operations before income tax benefit	163	214	(166)	324
Income tax benefit from continuing operations (b)	(120)	(188)	(247)	(336)
Net income from continuing operations	283	402	81	660
Loss from discontinued operations, net of tax	—	—	—	(1)
Net income (c)	$283	$402	$81	$659
(a)Net financing loss and other interest income is primarily driven by interest expense on long-term debt.
(b)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and consolidated tax adjustments. The income tax benefit excludes tax effects on dividends from subsidiaries.
(c)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	September 30, 2024	December 31, 2023
Total assets (a)	$6,293	$7,242
Total liabilities	$11,636	$11,671
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
Net cash provided by operating activities was $3.9 billion and $4.7 billion for the nine months ended September 30, 2024, and 2023, respectively. The change was primarily due to non-cash activities, including a $462 million decrease in the net change in interest payable, a $210 million decrease in the net change in other assets, and a $182 million decrease in the net change in other liabilities. This was partially offset by a $79 million increase in net cash inflows related to loans held-for-sale activity. Refer to the Consolidated Results of Operations section of this MD&A for further discussion.
Net cash provided by investing activities was $3.5 billion for the nine months ended September 30, 2024, and net cash used in investing activities was $4.2 billion for the nine months ended September 30, 2023. The change was primarily due to a $5.7 billion increase in net cash inflows related to loans held-for-investment activity and a $2.0 billion increase in net cash inflows related to proceeds from the sale of Ally Lending.
Net cash used in financing activities was $5.5 billion for the nine months ended September 30, 2024, and net cash provided by financing activities was $2.4 billion for the same period in 2023. The change was primarily attributable to a decrease in net cash inflows of $3.3 billion from deposits, a decrease in proceeds from issuance of long-term debt of $2.0 billion, an increase in net cash outflows from the net change in short-term borrowings of $1.5 billion, and a $1.1 billion increase in net cash outflows from repayments of long-term debt.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
The Tailoring Rules align capital planning, supervisory stress testing, and stress capital buffer requirements for large banking organizations, like Ally. As a Category IV firm, Ally is expected to have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which Ally would not generally be subject to the supervisory stress test. Refer to the section titled Basel Capital Framework in Note 18 to the Condensed Consolidated Financial Statements for further discussion about our stress capital buffer requirements. During a year in which Ally does not undergo a supervisory stress test, we would receive an updated stress capital buffer requirement only to reflect our updated planned common-stock dividends. Ally did not elect to participate in the 2023 supervisory stress test, but was subject to the 2024 supervisory stress test.
We received an updated preliminary stress capital buffer requirement based on our 2022 capital plan submission from the FRB in June 2022, which was determined to be 2.5% and reflected a decline of 100 basis points relative to our prior requirement. The updated 2.5% stress capital buffer requirement was finalized in August 2022 and became effective in October 2022. We submitted our 2023 capital plan to the FRB in April 2023, and received an updated preliminary stress capital buffer requirement in June 2023 that remained unchanged at 2.5%. The 2.5% stress capital buffer requirement was finalized in July 2023 and became effective in October 2023. We submitted our 2024 capital plan to the FRB in April 2024. Ally received an updated preliminary stress capital buffer requirement from the FRB in June 2024, which was determined to be 2.6%. The updated 2.6% stress capital buffer requirement was finalized in August 2024, and became effective in October 2024.
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

	September 30,
($ in millions)	2024	2023
Common Equity Tier 1 capital ratio	9.79%	9.31%
Tier 1 capital ratio	11.24%	10.71%
Total capital ratio	12.90%	12.49%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	8.99%	8.60%
Total equity	$14,725	$12,825
CECL phase-in adjustment (b)	296	591
Preferred stock (c)	(2,324)	(2,324)
Goodwill and certain other intangibles	(707)	(878)
Deferred tax assets arising from net operating loss and tax credit carryforwards (d)	(106)	(5)
AOCI-related adjustments (e)	3,414	4,785
Common Equity Tier 1 capital	15,298	14,994
Preferred stock (c)	2,324	2,324
Other adjustments	(58)	(61)
Tier 1 capital	17,564	17,257
Qualifying subordinated debt and other instruments qualifying as Tier 2	696	903
Qualifying allowance for loan losses and other adjustments	1,913	1,966
Total capital	$20,173	$20,126
Risk-weighted assets (f)	$156,322	$161,076
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
(b)Moody’s affirmed our senior unsecured rating of Baa3, affirmed our short-term rating of P-3, and changed our outlook to Stable from Negative on August 8, 2024.
(c)Standard & Poor’s affirmed our senior unsecured debt rating of BBB-, affirmed our short-term rating of A-3, and changed our outlook to Stable from Negative on March 25, 2021.
(d)DBRS affirmed our senior unsecured debt rating of BBB, affirmed our short-term rating of R-2 (high), and affirmed our outlook of Stable on February 15, 2024.
As illustrated by the issuer ratings above, as of September 30, 2024, Ally holds an investment-grade rating from all the respective nationally recognized rating agencies.
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
Our most critical accounting estimates are as follows:
•Allowance for loan losses
•Valuation of automotive lease assets and residuals
•Fair value of financial instruments
•Determination of provision for income taxes
During the second quarter of 2024, we updated our reasonable and supportable forecast period for our allowance for loan losses from 12 months to 24 months, and our reversion period from 24 months to 12 months. This refinement to our estimation process represents a change in accounting estimate, with prospective application beginning in the period of change. The impact of this refinement to our estimation process was offset by an adjustment in the qualitative portion of our allowance. The use of a longer-duration reasonable and supportable macroeconomic forecast period to produce the modeled portion of our allowance for loan losses is expected to further improve model performance. Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information.
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
Net Interest Margin Table
The following tables present an analysis of net yield on interest-earning assets (or net interest margin) for the periods shown.

	2024			2023			Increase (decrease) due to
Three months ended September 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents (b) (c)	$7,867	$102	5.14%	$8,308	$99	4.73%	$(5)	$8	$3
Investment securities (d)	29,044	253	3.46	29,640	256	3.43	(5)	2	(3)
Loans held-for-sale, net	267	5	8.27	278	7	9.14	—	(2)	(2)
Finance receivables and loans, net (d) (e)	137,625	2,889	8.35	139,153	2,837	8.09	(31)	83	52
Investment in operating leases, net (f)	8,335	115	5.47	9,817	173	7.00	(26)	(32)	(58)
Other earning assets	651	9	5.77	724	11	6.02	(1)	(1)	(2)
Total interest-earning assets	183,789	3,373	7.30	187,920	3,383	7.14			(10)
Noninterest-bearing cash and cash equivalents	266			335
Other assets	11,614			10,925
Allowance for loan losses	(3,584)			(3,820)
Total assets	$192,085			$195,360
Liabilities and equity
Interest-bearing deposit liabilities (d)	$152,075	$1,616	4.23%	$153,345	$1,563	4.04%	$(13)	$66	$53
Short-term borrowings	994	13	5.22	948	13	5.80	1	(1)	—
Long-term debt	16,597	256	6.13	20,315	274	5.35	(50)	32	(18)
Total interest-bearing liabilities	169,666	1,885	4.42	174,608	1,850	4.21			35
Noninterest-bearing deposit liabilities	166			181
Total funding sources	169,832	1,885	4.42	174,789	1,850	4.21
Other liabilities (g)	7,619	—	n/m	6,503	—	—	n/m	n/m	—
Total liabilities	177,451			181,292
Total equity	14,634			14,068
Total liabilities and equity	$192,085			$195,360
Net financing revenue and other interest income		$1,488			$1,533				$(45)
Net interest spread (h)			2.88%			2.93%
Net yield on interest-earning assets (i)			3.22%			3.24%
n/m = not meaningful
(a)Average balances are calculated using an average daily balance methodology. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for further information regarding our basis of presentation and significant accounting policies, which are in accordance with U.S. GAAP.
(b)Includes restricted interest-bearing cash and cash equivalents recorded in other assets on the Condensed Consolidated Balance Sheet.
(c)Includes interest expense related to margin received on derivative contracts of $3 million and $11 million for the three months ended September 30, 2024, and 2023, respectively. Excluding this expense, the annualized yield was 5.29% and 5.28% for the three months ended September 30, 2024, and 2023, respectively.
(d)Includes the effects of derivative financial instruments designated as hedges. Refer to Note 19 to the Condensed Consolidated Financial Statements for further information about the effects of our hedging activities.
(e)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
(f)Yield includes gains on the sale of off-lease vehicles of $24 million and $57 million for the three months ended September 30, 2024, and 2023, respectively. Excluding the loss or gain on sale, the annualized yield was 4.33% and 4.69% for the three months ended September 30, 2024, and 2023, respectively.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2024			2023			Increase (decrease) due to
Nine months ended September 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents (b) (c)	$7,618	$287	5.03%	$7,156	$242	4.52%	$16	$29	$45
Investment securities (d)	28,962	763	3.52	30,650	720	3.14	(40)	83	43
Loans held-for-sale, net	289	20	9.06	477	29	8.00	(11)	2	(9)
Finance receivables and loans, net (d) (e)	138,204	8,561	8.27	137,398	8,133	7.91	48	380	428
Investment in operating leases, net (f)	8,635	423	6.54	10,119	541	7.15	(79)	(39)	(118)
Other earning assets	661	30	6.21	700	32	6.06	(2)	—	(2)
Earning assets of operations held-for-sale (g)	423	28	8.77	—	—	—	28	—	28
Total interest-earning assets	184,792	10,112	7.31	186,500	9,697	6.95			415
Noninterest-bearing cash and cash equivalents	312			343
Other assets	11,560			10,841
Allowance for loan losses	(3,577)			(3,775)
Total assets	$193,087			$193,909
Liabilities and equity
Interest-bearing deposit liabilities (d)	$153,177	$4,861	4.24%	$152,715	$4,198	3.68%	$13	$650	$663
Short-term borrowings	1,656	63	5.10	935	36	5.52	28	(1)	27
Long-term debt	16,757	748	5.96	19,660	753	5.12	(111)	106	(5)
Total interest-bearing liabilities	171,590	5,672	4.42	173,310	4,987	3.85			685
Noninterest-bearing deposit liabilities	154			174
Total funding sources	171,744	5,672	4.42	173,484	4,987	3.85
Other liabilities (h)	7,291	1	nm	6,641	2	n/m	nm	nm	(1)
Total liabilities	179,035			180,125
Total equity	14,052			13,784
Total liabilities and equity	$193,087			$193,909
Net financing revenue and other interest income		$4,439			$4,708				$(269)
Net interest spread (i)			2.89%			3.10%
Net yield on interest-earning assets (j)			3.21%			3.37%
n/m = not meaningful
(a)Average balances are calculated using an average daily balance methodology. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for further information regarding our basis of presentation and significant accounting policies, which are in accordance with U.S. GAAP.
(b)Includes restricted interest-bearing cash and cash equivalents recorded in other assets on the Condensed Consolidated Balance Sheet.
(c)Includes interest expense related to margin received on derivative contracts of $17 million and $26 million for the nine months ended September 30, 2024, and 2023, respectively. Excluding this expense, the annualized yield was 5.33% and 5.00% for the nine months ended September 30, 2024, and 2023, respectively.
(d)Includes the effects of derivative financial instruments designated as hedges. Refer to Note 19 to the Condensed Consolidated Financial Statements for further information about the effects of our hedging activities.
(e)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
(f)Yield includes gains on the sale of off-lease vehicles of $129 million and $174 million for the nine months ended September 30, 2024, and 2023, respectively. Excluding the loss or gain on sale, the annualized yield was 4.55% and 4.85% for the nine months ended September 30, 2024, and 2023, respectively.
(g)Includes average balances of Ally Lending earning assets prior to the completion of the sale on March 1, 2024, which were transferred to assets of operations held-for-sale at December 31, 2023. Refer to Note 2 to the Condensed Consolidated Financial Statements.
(h)Represents interest expense on tax liabilities included in other liabilities on the Condensed Consolidated Balance Sheet. The interest expense on tax liabilities is included in the net yield on interest-earning assets and excluded from the interest spread. For more information on our accounting policies regarding income taxes, refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.
(i)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(j)Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.
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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any unregistered sales of equity securities during the three months ended September 30, 2024.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended September 30, 2024.

Three months ended September 30, 2024	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (in dollars)
July 2024	13	$41.86
August 2024	11	41.61
September 2024	3	32.97
Total	27	40.88
(a)Consists of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a) None.
(b) None.
(c) Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, none of our directors or executive officers, as defined in Rule 16a-1 under the Exchange Act, adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
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

Ally Financial Inc. • Form 10-Q
Item 6.    Exhibits
The exhibits listed on the following index of exhibits are filed as a part of this report.

Exhibit	Description	Method of Filing

4.1	First Supplemental Indenture, dated as of August 13, 2024 (including the Form of Subordinated Ally Financial Term Note), between the Company and The Bank of New York Mellon, Trustee.	Filed as Exhibit 4.3.1 to the Company's Registration Statement on Form S-ASR (File No. 333-281524) filed on August 13, 2024, incorporated herein by reference.

22.1	Subsidiary Guarantors	Filed as Exhibit 22 to the Company’s Quarterly Report for the period ended March 31, 2020, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101
The following information from our Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended September 30, 2024, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of November, 2024.

Ally Financial Inc. (Registrant)

/S/ RUSSELL E. HUTCHINSON
Russell E. Hutchinson Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Controller, and Chief Accounting Officer