Form 10-K
period 2024-12-31
Ally Financial Inc.
filed 2025-02-19
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s common stock (Common Stock) held on June 28, 2024 by non-affiliated entities was approximately $12.1 billion (based on the June 28, 2024 closing price of Common Stock of $39.67 per share as reported on the New York Stock Exchange). At February 14, 2025, the number of shares outstanding of the Registrant’s common stock was 307,113,093 shares.
Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the annual meeting of shareholders to be held on May 6, 2025, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13, and 14 of Part III.

INDEX
Ally Financial Inc. • Form 10-K

Index of Defined Terms
Ally Financial Inc. • Form 10-K
Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Annual Report on Form 10-K.

Term	Definition
AC	Audit Committee of the Ally Board of Directors
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
A.M. Best	A.M. Best Company, Inc.
AMLA	Anti-Money Laundering Act of 2020
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel Committee	Basel Committee on Banking Supervision
BF	Bornhuetter-Ferguson
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956, as amended
Board	Ally Board of Directors
BOI	Beneficial Ownership Information
CD	Certificate of deposit
CDD	Customer Due Diligence Rule
CDP	Carbon Disclosure Project
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CIDDO	Chief Information, Data and Digital Officer
CIDI	Covered insured depository institution
CISO	Chief Information Security Officer
CODM	Chief Operating Decision Maker
COH	Corporate overhead
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977, as amended
CSG	Commercial Services Group
CSRP	Cyber Security Response Plan
CTA	Corporate Transparency Act
CVA	Credit valuation adjustment
DBRS	Morningstar DBRS
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DRR	Designated reserve ratio
DVA	Debit valuation adjustment
EAD	Exposure at default
ECMT	Executive Crisis Management Team
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act, as amended
EIMT	Enterprise Incident Management Team
ERMC	Enterprise Risk Management Committee
ETF	Exchange-traded fund
EVE	Economic value of equity

Index of Defined Terms
Ally Financial Inc. • Form 10-K

Term	Definition
Exchange Act	Securities Exchange Act of 1934, as amended
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDI Act	Federal Deposit Insurance Act, as amended
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991, as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
Fintech	Financial-technology
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FSR	Financial Strength Rating
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999, as amended
GM	General Motors Company
HPI	Housing Price Index
HR	Human resources
HTC	Historic tax credit
HVAC	Heating, ventilation, and air conditioning
IB Finance	IB Finance Holding Company, LLC
ICP	Incentive compensation plan
ICR	Issuer Credit Rating
IDI	Insured Depository Institution
IRA	Individual retirement account
ISO	International Organization for Standards
ITC	Investment tax credit
LCR	Liquidity coverage ratio
LGD	Loss given default
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRM	Model risk management
MVG	Model validation group
NADA	National Automobile Dealers Association
NMTC	New market tax credit
NYDFS	New York Department of Financial Services
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OEM	Automotive original equipment manufacturer
OTC	Over-the-counter
P&C	Property and casualty

Index of Defined Terms
Ally Financial Inc. • Form 10-K

Term	Definition
PCA	Prompt corrective action
PCAOB	Public Company Accounting Oversight Board
PD	Probability of default
PSU	Performance Stock Unit or Award
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RSU	Restricted Stock Unit or Award
RV	Recreational vehicle
RWA	Risk-weighted asset
S&P	Standard & Poor’s Global
SEC	U.S. Securities and Exchange Commission
Signature	Signature Bank
SIPC	Securities Investor Protection Corporation
SPE	Special-purpose entity
SRO	Self-regulatory organization
Stellantis	Stellantis N.V.
SVB	Silicon Valley Bank
Tailoring Rules	The rules implementing Title IV of the EGRRCP Act
TC	Technology Committee of the Ally Board of Directors
TDR	Troubled debt restructuring
TILA	Truth in Lending Act
TLAC	Total loss-absorbing capacity
TPRM	Third party risk management
UDAAP	Unfair, deceptive, or abusive acts or practices
UDFI	Utah Department of Financial Institutions
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VIN	Vehicle identification number
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Part I
Ally Financial Inc. • Form 10-K

Item 1.    Business
Our Business
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a financial-services company with $191.8 billion in assets as of December 31, 2024. The Company comprises the nation’s largest all-digital bank and an industry-leading automotive financing and insurance business, driven by a mission to “Do It Right” and be a relentless ally for customers and communities. The Company serves customers with deposits and securities brokerage and investment advisory services as well as automotive financing and insurance offerings. The Company also includes a seasoned corporate finance business that offers capital for equity sponsors and middle-market companies.
Ally is a Delaware corporation and is registered as a BHC under the BHC Act and an FHC under the GLB Act. Our primary business lines are Dealer Financial Services, which is composed of our Automotive Finance and Insurance operations, and Corporate Finance. Corporate and Other primarily consists of centralized corporate treasury activities, the management of our consumer mortgage portfolio, the activity related to Ally Invest, Ally Lending, and Ally Credit Card, and reclassifications and eliminations between the reportable operating segments. Consumer mortgage originations will cease during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio. Additionally, we entered into a definitive agreement to divest our credit card business. The transaction is expected to close during the second quarter of 2025. During the first quarter of 2024, we closed the sale of Ally Lending. Refer to Note 2 and Note 31 to the Consolidated Financial Statements for additional information. Ally Bank’s assets and operating results are included within our Automotive Finance, and Corporate Finance segments, as well as Corporate and Other, based on its underlying business activities. As of December 31, 2024, Ally Bank had total assets of $181.4 billion and total nonaffiliate deposits of $151.6 billion.
In January of 2025, we announced strategic actions that refine our focus to our core businesses that have durable and diversified revenue streams, attractive returns, and relevant scale. Our long-term strategic objectives are centered around (1) investing in our market-leading franchises and continuing to deliver a differentiated value proposition across Dealer Financial Services, Corporate Finance, and Deposits, (2) ensuring our culture remains aligned with relentless focus on customers, communities, employees, and shareholders, (3) accepting risks that we can understand and effectively manage, (4) maintaining one of the most relevant and creatively disruptive brands in banking, (5) advancing technology that powers dealer and consumer centric products and services, and (6) delivering long-term value through sustainable financial results and shareholder returns. Within our Automotive Finance and Insurance operations, we are focused on strengthening our network of dealer relationships and increasing engagement. We leverage our pricing power and sophisticated underwriting for long-term profitability while maintaining an appropriate level of risk appetite. Within Corporate Finance, we seek to expand our relationships with private equity sponsors and asset managers. Within our consumer and commercial banking products and services, we are focused on investing in our deposits platform by optimizing the portfolio. At Ally Invest, we seek to augment our securities-brokerage and investment-advisory services to more comprehensively assist our customers in managing their savings and growing their wealth.
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

Ally Financial Inc. • Form 10-K
Industry and Competition
The markets for automotive financing, insurance, banking (including corporate finance, and deposits), securities brokerage, and investment-advisory services are highly competitive. We directly compete in the automotive financing market with banks, credit unions, captive automotive finance companies, and independent finance companies. Our insurance business also faces significant competition from automotive manufacturers, captive automotive finance companies, insurance carriers, third-party administrators, brokers, and other insurance-related companies. Some of these competitors in automotive financing and insurance, such as captive automotive finance companies, have certain exclusivity privileges with automotive manufacturers whose customers and dealers make up a significant portion of our customer base. In addition, our banking, securities-brokerage, and investment-advisory businesses face intense competition from banks, savings associations, finance companies, credit unions, mutual funds, investment advisers, asset managers, brokerage firms, hedge funds, insurance companies, mortgage-banking companies, and credit-card companies. Fintech companies also compete with us directly as well as indirectly through partnership with banks and financial-services providers in lending, deposits, securities-brokerage, investment-advisory, and other markets.
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
This system of regulation, supervision, and examination is intended primarily for the protection and benefit of our depositors and other customers, the FDIC’s DIF, the banking and financial systems as a whole, and the broader economy—and not for the protection or benefit of our shareholders (except in the case of securities laws) or non-deposit creditors. The scope, intensity, and focus of this system can vary from time to time for reasons that range from the state of the economic and political environments to the performance of our businesses and operations, but for the foreseeable future, we expect to remain subject to extensive regulation, supervision, and examinations.
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
•Permitted Activities — Under the BHC Act, BHCs and their subsidiaries are generally limited to the business of banking and to closely related activities that are incident to banking. BHCs that qualify and elect to be treated as FHCs are generally permitted to engage, directly or indirectly through their nonbank subsidiaries, in a broader range of financial and related activities than those that are permissible for BHCs—for example, (1) underwriting, dealing in, and making a market in securities; (2) providing financial, investment, and economic advisory services; (3) underwriting insurance; and (4) merchant banking activities. The FRB regulates, supervises, and examines FHCs, as it does all BHCs, but insurance and securities activities conducted by an FHC or any of its nonbank subsidiaries are also regulated, supervised, and examined by functional regulators such as state insurance commissioners, the SEC, and FINRA. The expanded powers permitted to FHCs include the ability to provide insurance products and services, to deliver our SmartAuction finder services and a number of related vehicle-remarketing services for third-parties, and to offer certain kinds of brokerage and advisory services. To remain eligible to conduct and expand these broader financial and related activities,

Ally Financial Inc. • Form 10-K
Ally must continue to be treated as an FHC. Refer to Note 20 to the Consolidated Financial Statements and the section below titled Basel Capital Framework for additional information. In addition, our ability to expand these financial and related activities or to make acquisitions generally requires that we achieve a rating of “satisfactory” or better on our most recent performance evaluation under the CRA.
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
•Enhanced Prudential Standards — Ally is subject to enhanced prudential standards that have been established by the FRB under the Dodd-Frank Act, as amended by the EGRRCP Act and as applied to Category IV firms under rules of the U.S. banking agencies that tailor how the enhanced prudential standards apply across large banking organizations (the Tailoring Rules). As a Category IV firm, Ally is (1) subject to supervisory stress testing on a two-year cycle, (2) required to submit an annual capital plan to the FRB, (3) exempted from company-run capital stress testing requirements, (4) required to maintain a buffer of unencumbered highly liquid assets to meet projected net stressed cash outflows over a 30-day planning horizon, (5) exempted from the requirements of the LCR and the net stable funding ratio (provided that our average wSTWF continues to remain under $50 billion), (6) exempted from the requirements of the supplementary leverage ratio, the countercyclical capital buffer, and single-counterparty credit limits, and (7) eligible to exclude most elements of accumulated other comprehensive income from regulatory capital. Even so, we are subject to rules enabling the FRB to conduct supervisory stress testing on a more or less frequent basis based on our financial condition, size, complexity, risk profile, scope of operations, or activities or based on risks to the U.S. economy. Further, we are subject to rules requiring the resubmission of our capital plan if we determine that there has been or will be a material change in our risk profile, financial condition, or corporate structure since we last submitted the capital plan or if the FRB determines that (a) our capital plan is incomplete or our capital plan or internal capital adequacy process contains material weaknesses, (b) there has been, or will likely be, a material change in our risk profile (including a material change in our business strategy or any risk exposure), financial condition, or corporate structure, or (c) the BHC stress scenario(s) are not appropriate for our business model and portfolios, or changes in the financial markets or the macroeconomic outlook that could have a material impact on our risk profile and financial condition require the use of updated scenarios. While a resubmission is pending, without prior approval of the FRB, we would generally be prohibited from paying dividends, repurchasing our common stock, or making other capital distributions. In addition, to satisfy the FRB in its review of our capital plan, we may be required to further cease or limit these capital distributions or to issue capital instruments that could be dilutive to shareholders. The FRB also may prevent us from maintaining or expanding lending or other business activities.
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
The Tailoring Rules align capital planning, supervisory stress testing, and stress capital buffer requirements for large banking organizations, like Ally. As a Category IV firm, Ally is expected to have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which Ally would not generally be subject to the supervisory stress test. Refer to the section below titled Basel Capital Framework for further discussion about our stress capital buffer requirements. During a year in which Ally does not undergo a supervisory stress test, we would receive an updated stress capital buffer requirement only to reflect our updated planned common-stock dividends. Ally was subject to the 2024 supervisory stress test and has not elected to participate in the 2025 supervisory stress test. In December 2024, and February 2025, the FRB indicated it intends to take steps with respect to the 2025 stress tests to reduce the volatility of results and to begin to

Ally Financial Inc. • Form 10-K
improve model transparency. The FRB has also announced that it intends to propose comprehensive changes to the stress test framework during 2025.
•Resolution Planning and Resolution-Related Requirements — Under rules of the FDIC, Ally Bank is required to periodically submit to the FDIC a resolution plan (commonly known as a living will). In June 2024, the FDIC issued a final rule that requires each CIDI with $100 billion or more in total assets, like Ally Bank, to periodically submit resolution plans that are designed to enable the FDIC as receiver to resolve the bank in a timely and orderly manner under the FDI Act in the event of its insolvency. The final rule became effective on October 1, 2024. Ally Bank submitted its most recent resolution plan on December 1, 2022, and its first full resolution plan under the new rule is due by July 1, 2026. Ally Bank’s first interim supplement under the new rule is due by July 1, 2025. If the FDIC determines that the resolution plan is not credible and deficiencies are not adequately remediated in a timely manner, the FDIC may take formal or informal supervisory, enforcement, and other actions against us.
Under the Tailoring Rules, Ally is no longer required to submit to the FRB and the FDIC a plan for the rapid and orderly resolution of Ally and its significant legal entities under the U.S. Bankruptcy Code and other applicable insolvency laws in the event of future material financial distress or failure.
•Limitations on Bank and BHC Dividends and Other Capital Distributions — Federal and Utah law place a number of conditions, limits, and other restrictions on dividends and other capital distributions that may be paid by Ally Bank to IB Finance and thus indirectly to Ally. In addition, even if the FRB does not require us to resubmit our capital plan as described earlier in Capital Planning and Stress Tests, Ally and IB Finance may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, in the event that Ally or IB Finance would not meet minimum regulatory capital ratios after giving effect to the distributions. FRB supervisory guidance also directs BHCs like us to consult with the FRB prior to increasing dividends, implementing common stock-repurchase programs, or redeeming or repurchasing capital instruments. Further, the U.S. banking agencies are authorized to prohibit an insured depository institution, like Ally Bank, or a BHC, like Ally, from engaging in unsafe or unsound banking practices and, depending upon the circumstances, could find that paying a dividend or other capital distribution would constitute an unsafe or unsound banking practice. For information about our capital actions, including repurchases of and cash dividends on our common stock, refer to Note 20 to the Consolidated Financial Statements.
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
•Transactions with Affiliates — Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W prevent Ally and its nonbank subsidiaries from taking undue advantage of the benefits afforded to Ally Bank as a depository institution, including its access to federal deposit insurance and the FRB’s discount window. Pursuant to these laws, covered transactions—including Ally Bank’s extensions of credit to and asset purchases from its affiliates, credit exposures to affiliates arising from derivative transactions, securities lending and borrowing transactions, and acceptance of affiliate-issued debt obligations (other than securities) as collateral—are generally subject to meaningful restrictions. For example, unless otherwise exempted, (1) covered transactions are limited to 10% of Ally Bank’s capital stock and surplus in the case of any individual affiliate and 20% of Ally Bank’s capital stock and surplus in the case of all affiliates; (2) Ally Bank’s credit transactions with an affiliate are generally subject to stringent collateralization requirements; (3) with few exceptions, Ally Bank may not purchase any low quality asset from an affiliate; and (4) covered transactions must be conducted on terms and conditions that are consistent with safe and sound banking practices. In addition, transactions between Ally Bank and an affiliate must be on terms and conditions that are either substantially the same as or more beneficial to Ally Bank than those prevailing at the time for comparable transactions with or involving nonaffiliates, or in the absence of comparable transactions, that in good faith would be offered to, or would apply to, nonaffiliates.
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

Ally Financial Inc. • Form 10-K
ability to differentiate and determine priority among creditors. In doing so, moreover, the FDIC’s primary goal would be a liquidation that mitigates risk to the financial stability of the United States and that minimizes moral hazard.
•Acceptance of Brokered Deposits — Under FDICIA and the PCA framework described later in Basel Capital Framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. At December 31, 2024, Ally Bank met the capital ratios necessary to be classified as well capitalized under the PCA framework. Our brokered deposits totaled $6.7 billion at December 31, 2024, which represented 4.4% of total deposit liabilities.
•Enforcement Authority — The FRB possesses extensive authorities and powers to regulate and supervise the conduct of Ally’s businesses and operations. If the FRB were to take the position that Ally or any of its subsidiaries have violated any law or commitment or engaged in any unsafe or unsound practice, formal or informal enforcement and other supervisory actions could be taken by the FRB against Ally, its subsidiaries, and institution-affiliated parties (such as directors, officers, and agents). The UDFI and the FDIC have similarly expansive authorities and powers over Ally Bank and its subsidiaries. For example, the FRB, the UDFI, or the FDIC could order us to cease and desist from engaging in specified activities or practices or could affirmatively compel us to correct specified violations or practices. Some or all of these governmental authorities also would have the power, as applicable, to issue administrative orders against us that can be judicially enforced, to direct us to increase capital and liquidity, to limit our dividends and other capital distributions, to restrict or redirect the growth of our assets, businesses, and operations, to compel us to change our practices and remediate harm alleged to have been suffered by consumers or others, to assess civil money penalties against us, to remove our officers and directors, to require the divestiture or the retention of assets or entities, to terminate deposit insurance, or to force us into bankruptcy, conservatorship, or receivership. These actions could directly affect not only Ally, its subsidiaries, and institution-affiliated parties but also Ally’s counterparties, shareholders, and creditors and its commitments, arrangements, and other dealings with them.
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm, like Ally, is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of December 31, 2024, the stress capital buffer requirement for Ally was 2.6%.
Ally and Ally Bank are currently subject to the U.S. Basel III standardized approach for credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not currently subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. Since Ally and Ally Bank are currently not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income and loss from regulatory capital. As of December 31, 2024, and December 31, 2023, Ally had $3.9 billion and $3.8 billion, respectively, of accumulated other comprehensive loss, net of applicable income taxes, that was excluded from Common Equity Tier 1 capital. Refer to the discussion below about rules proposed by the U.S. banking agencies in 2023 that would require us to recognize all

Ally Financial Inc. • Form 10-K
components of accumulated other comprehensive income and loss in regulatory capital, except gains and losses on cash-flow hedges where the hedged items are not recognized on our balance sheet at fair value. Refer also to Note 18 to the Consolidated Financial Statements for additional details about our accumulated other comprehensive loss.
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At December 31, 2024, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
At December 31, 2024, Ally and Ally Bank were in compliance with their regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 20 to the Consolidated Financial Statements.
On January 1, 2020, we adopted CECL. Refer to Note 1 to the Consolidated Financial Statements for additional information about our allowance for loan losses accounting policy. Under a rule finalized by the FRB and other U.S. banking agencies in 2020, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we deferred and began phasing in on January 1, 2022, is generally calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of December 31, 2024, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $296 million.
In July 2023, the U.S. banking agencies issued a proposed rule to customize and implement revisions to the global Basel III capital framework that were approved by the Basel Committee in December 2017. The proposal would replace the current “advanced approaches” with a new expanded risk-based approach based on new standardized approaches for credit risk, operational risk and credit valuation adjustment risk, and would significantly revise risk-based capital requirements for all banking institutions with assets of $100 billion or more, including Ally and Ally Bank. Significantly, the proposed rule requires the recognition in regulatory capital of most elements of accumulated other comprehensive income and loss and the application of deductions, limitations, and criteria for specified capital investments, minority interests, and TLAC holdings. Under the proposed rule, a three-year transition period from July 1, 2025, to June 30, 2028, would apply to the recognition of accumulated other comprehensive income and loss in regulatory capital and the use of the expanded risk-based approach. The phase-in of accumulated other comprehensive income and loss is expected to significantly affect our levels of regulatory capital. While we believe that this would be manageable, we also anticipate that our levels of regulatory capital would need to be gradually increased in advance of and during the proposed transition period. The FRB has indicated that it expects to work with the other U.S. banking agencies on a revised proposal in 2025.
In August 2023, the U.S. banking agencies issued a proposed rule that would require Category II, III, and IV firms, their large consolidated IDI subsidiaries, and other institutions to issue and maintain minimum amounts of eligible long-term debt in an amount that is the greater of (i) 6 percent of total RWAs, (ii) 3.5 percent of average total consolidated assets, and (iii) 2.5 percent of total leverage exposure. CIDIs, like Ally Bank, that are consolidated subsidiaries of covered entities, like Ally, would be required to issue eligible long-term debt internally to a company that consolidates the CIDI, which would in turn be required to purchase that long-term debt. Only long-term debt instruments that are most readily able to absorb losses in a resolution proceeding would qualify, and the operations of covered entities would be subject to clean-holding-company requirements such as prohibitions and limitations on their liabilities to unaffiliated entities. Under the proposed rule, a transition period would apply with 25, 50, and 100 percent of the long-term-debt requirements coming into effect by the end of the first, second, and third years, respectively, after finalization of the rule. Due to the current structure and amount of debt instruments issued by Ally and Ally Bank, we expect the long-term debt rule, if finalized substantially as proposed, to significantly affect us.
Whether and when final rules related to these proposals may be adopted and take effect, as well as what changes to the proposed rules may be reflected in any such final rules after the comment periods, remain unclear. Also, beyond these proposed rules, more stringent and less tailored liquidity, stress-testing, and other standards for Category IV firms, like Ally, may be forthcoming, including those that may reinstate the LCR, require more rigorous liquidity stress testing, and return Ally to supervisory stress testing on an annual cycle.
Insured Depository Institution Status
Ally Bank is an IDI and, as such, is required to file periodic reports with the FDIC about its financial condition. Total assets of Ally Bank were $181.4 billion at December 31, 2024, $186.1 billion at December 31, 2023, and $181.9 billion at December 31, 2022.
Ally Bank’s deposits are insured by the FDIC in the standard insurance amounts per depositor for each account ownership category as prescribed by the FDI Act. Insured depository institutions with two million or more deposit accounts, including Ally Bank, are required by the FDIC to establish and maintain systems and processes designed to facilitate prompt payment of FDIC-insured deposits in the event of a failure. Deposit insurance is funded through assessments on Ally Bank and other insured depository institutions. The FDIC assesses

Ally Financial Inc. • Form 10-K
premiums from each institution based on its average consolidated total assets minus its average tangible equity, while utilizing a scorecard method to determine each institution’s risk to the DIF. The FDIC may take action to increase insurance premiums if the DIF is not funded to its regulatory-mandated DRR. Currently, the FDIC is required to maintain a DRR of 1.35% under the FDI Act. In October 2022, the FDIC finalized a rule that increased the initial base deposit insurance assessment rate schedules for all insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate is intended to improve the likelihood that the DRR will reach the required minimum of 1.35% by the statutory deadline of September 30, 2028. On November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDI Act in connection with the receiverships of SVB and Signature. The rule provides that the total loss estimate will be periodically adjusted and the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. In June 2024, due to the increased estimate of losses, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. We paid $14 million in special assessments during the year ended December 31, 2024. As of December 31, 2024, our FDIC special assessment liability was $29 million.
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
Consumer Finance
Our retail automotive, consumer mortgage, and credit card businesses are subject to extensive federal, state, and local laws. These laws, for example, may impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting and disclosure requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including in connection with assessments, collection and foreclosure activities, claims handling, and investment and interest payments on escrow accounts. The laws applicable to consumer finance are complex and subject to change and to changes in interpretation and enforcement. Further, many existing laws were enacted without anticipating technological and related innovations—including those utilized by fintech companies and the banks and financial-services providers that partner with them—and as a result, the application of these legal frameworks is not always clear and can be subject to wide supervisory and enforcement discretion.
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

Ally Financial Inc. • Form 10-K
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
Regulators conduct periodic examinations of Ally Invest Securities and Ally Invest Advisors and regularly review reports that the firms are required to submit on an ongoing basis. Violations of relevant regulatory requirements could result in adverse consequences for the firms and their personnel, including censure, penalties and fines, the issuance of cease-and-desist orders, and restriction, suspension or expulsion from the securities industries.
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
In October 2024, the CFPB issued a final rule requiring providers of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider, and to third parties, with the consumer’s express authorization. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. For banks with at least $10 billion and less than $250 billion in total assets, compliance with the rule is required by April 1, 2027.
•Volcker Rule — Section 13 of the BHC Act and its implementing regulations (commonly referred to as the Volcker Rule) prohibit banking entities, subject to limited exceptions, from engaging in proprietary trading and investing in or sponsoring “covered funds” (as defined in the Volcker Rule). The Volcker Rule contains exemptions for market-making, hedging, underwriting, and trading in U.S. government and agency obligations. The Volcker Rule also permits the retention of ownership interests in certain types of funds and the offering and sponsoring of funds under certain conditions. For firms with limited trading assets and liabilities, like Ally, the regulatory agencies have simplified and streamlined compliance requirements under the Volcker Rule. The regulatory agencies also have clarified that banking entities may engage in activities that do not raise concerns that the Volcker Rule was intended to address, including in connection with specified credit funds, venture-capital funds, family-wealth-management vehicles, and customer-facilitation vehicles.
•Fair Lending Laws — The Equal Credit Opportunity Act, the Fair Housing Act, and similar fair-lending laws (collectively, Fair Lending Laws) generally prohibit a creditor from discriminating against an applicant or borrower in any aspect of a credit transaction on the basis of specified characteristics known as prohibited bases, such as race, gender, and religion. Creditors are also required under the Fair Lending Laws to follow a number of highly prescriptive rules, including rules requiring credit decisions to be made promptly and notices of adverse actions to be given.
•Fair Credit Reporting Act — The Fair Credit Reporting Act regulates the dissemination of credit reports by credit reporting agencies, requires users of credit reports to provide specified notices to the subjects of those reports, imposes standards on the furnishing of information to credit reporting agencies, obligates furnishers to maintain reasonable procedures to deal with the risk of identity theft, addresses the sharing of specified kinds of information with affiliates and third-parties, and regulates the use of credit reports to make preapproved offers of credit and insurance to consumers.
•Truth in Lending Act — The TILA and Regulation Z, which implements TILA, require lenders to provide borrowers with uniform, understandable information about the terms and conditions in certain credit transactions. These rules apply to Ally and its subsidiaries when they extend credit to consumers and require, in the case of certain loans, conspicuous disclosure of the finance charge and annual percentage rate, as applicable. In addition, if an advertisement for credit states specific credit terms, Regulation Z requires that the advertisement state only those terms that actually are or will be arranged or offered by the creditor together with

Ally Financial Inc. • Form 10-K
specified notices. Further, TILA imposes a number of restrictions on credit-card practices impacting rates and fees, requires that a consumer’s ability to pay be taken into account before issuing credit or increasing credit limits, and imposes certain disclosure requirements related to provision of open-end credit.
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
In January 2021, the Bank Secrecy Act was amended by the AMLA, which comprehensively reforms and modernizes U.S. anti-money-laundering laws. FinCEN issued two of three rulemakings required under the AMLA to implement the requirements of the CTA. First, the BOI reporting rule establishes the requirements for reporting companies to submit their beneficial ownership and company applicant information to FinCEN. FinCEN published the second rule, which establishes the standards for financial institutions and government entities to access BOI reported to FinCEN. The third and final CTA rulemaking, once published, will make amendments to the beneficial ownership requirements of FinCEN’s existing CDD Rule.
In August 2024, FinCEN adopted a rule extending AML obligations, including maintenance of an AML program and filing certain reports with FinCEN, to registered investment advisers, like Ally Invest Advisors. Compliance with these requirements is required beginning on January 1, 2026.
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
In its most recent performance evaluation in 2023, Ally Bank received an “Outstanding” rating. Ally Bank operated under a three-year CRA strategic plan (2020–2022) that had been approved by the FRB and is currently operating under a four-year CRA strategic plan (2023–2026) that also has been approved by the FRB. Failure by Ally Bank to maintain a “Satisfactory” or better rating on its most recent examination under the CRA may adversely affect our ability to expand our financial and related activities as an FHC or make acquisitions. Refer to the section above titled Bank Holding Company, Financial Holding Company, and Depository Institution Status for additional information.
On October 24, 2023, the U.S. banking agencies issued a final rule to modernize their regulations related to the CRA. The final rule amends their CRA regulations by introducing new tests to evaluate the CRA performance of banks, which most significantly impacts banks with over $2 billion in assets and imposes additional requirements on banks with over $10 billion in assets. Major changes to the CRA regulations include modifications related to the delineation of assessment areas, the overall evaluation framework including performance standards and metrics, the definition of community development activities, and data collection and reporting. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027. The final rule is stayed as to the plaintiff trade associations while a federal court considers the validity of the rule.
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
•Climate-Related and other Sustainability-Related Developments — In recent years, federal, state, local, and international lawmakers and regulators have increased their focus on financial institutions and other companies’ risk oversight, disclosures and practices in connection with climate change and other sustainability-related matters. In October 2023, the OCC, the FRB, and the FDIC finalized interagency guidance on Principles for Climate-Related Financial Risk Management for Large Financial Institutions (“Principles”), which is applicable to regulated financial institutions with more than $100 billion in total consolidated assets, including Ally. The Principles are intended to support efforts by large financial institutions to focus on key aspects of climate-related financial risk management and cover six areas: (1) governance; (2) policies, procedures, and limits; (3) strategic planning; (4) risk management; (5) data, risk measurement, and reporting; and (6) scenario analysis. In March 2024, the SEC finalized a rule requiring public issuers to provide certain climate-related disclosures in their SEC filing, beginning in 2026. However, the rule is

Ally Financial Inc. • Form 10-K
currently stayed by the SEC pending the completion of judicial review of litigation challenging the rule. In addition, several states in which Ally has customers have adopted or proposed statutes, regulations and policies addressing climate change and other sustainability issues. For example, certain states in which Ally has customers have enacted, or have proposed to enact, statutes that prohibit financial institutions from denying or canceling products or services to a person, or otherwise discriminating against a person in making available products or services, on the basis of social credit scores and certain other factors. These statutes and regulations impose, or will impose if and when effective, new and potentially divergent requirements and expectations with respect to these issues and are expected to result in additional compliance and reporting costs. In addition to legislation, regulation and guidance, regulators have also increasingly focused their enforcement and examination activities on such issues. We continue to monitor the regulatory landscape surrounding these issues.
Human Capital
Our team members are integral to the success of our business, and central to our strategy is attracting, developing, and retaining talented individuals with the range of skills, experience and insights to drive our business forward. We had approximately 10,700 and 11,100 employees as of December 31, 2024, and 2023, respectively, which consisted primarily of full-time employees in the United States. The decrease in employees for the year ended December 31, 2024, was primarily attributable to our operational and workforce alignment efforts to focus on our core businesses.
Sustaining high levels of employee engagement and belonging are key measures of our workplace success as we continue to build a company where our employees want to work, have purposeful careers, and feel empowered to make a difference. Throughout the year, a third-party provider administers confidential employee surveys to provide feedback on key strengths and opportunity areas for action-taking to improve our culture. The results of these surveys are shared with the Board and help guide individual team engagement planning across the organization to drive enterprise change and empowerment through localized efforts.
The following table indicates our company-wide engagement survey results as measured by our third-party provider, based on a 100-point scale, as well as our participation rates for the survey.

	2024	2023
Ally score	83	84
Financial services benchmark	76	76
Ally employee participation % (a)	80	82
(a)The participation rate benchmark from our third-party provider was 75% in both 2024 and 2023.
In 2024, our employee engagement scores were within the top 10% of all global companies that participated in the survey for the fifth consecutive year, and we were seven points higher than the financial services industry benchmark. We believe high levels of employee engagement reflect a productive and engaged workforce that contributes to our stable employee retention rate, which was approximately 87% and 84% for the years ended December 31, 2024, and December 31, 2023, respectively.
Additionally, we internally monitor and provide opportunities for our employees to provide feedback outside of our company-wide engagement survey. We recently deployed a method of consistently collecting employee feedback on our internal website. This survey asks a rotating series of questions that employees answer, and management uses those answers to better understand our enterprise and align strategic priorities.
Oversight and Governance
Our collective human capital approach involves identifying, prioritizing, mitigating, and monitoring human-capital risks in alignment with our enterprise risk management framework. We believe this allows us to maintain a well-controlled operational environment and risk culture. Enterprise policies, standards, and processes are reviewed at least once per year and are subject to routine control assessment and effectiveness testing. Transparency in risk reporting—through issue management, quarterly business reviews, risk committees, and audits—supports appropriate governance and oversight for human capital measures and processes.
The Compensation, Nominating, and Governance Committee of the Board is responsible for the oversight of our human capital management. Annually, the Board reviews and approves Ally’s Code of Conduct and Ethics, which is the framework for our culture including how employees must conduct themselves. This is required to be attested to by all employees on an annual basis.
The management of our human capital resources is a core responsibility of our leaders across the organization. Leaders recognize the importance of attracting, engaging, and retaining talented employees at all levels. Human capital risk appetite limits, comprising voluntary turnover analysis and succession planning, are tracked and communicated as appropriate.
Other Developments
In April 2024, Michael Rhodes officially became our CEO, stepping into the role with over 25 years of versatile experience across retail and consumer banking, having most recently served as CEO of Discover Financial Services. Appointments to other executive-level roles, including a newly created Chief Legal and Corporate Affairs Officer and Head of Deposits and Invest brought in key external expertise and significant industry experience to support Ally as we evolve to address changing marketplace and regulatory needs. Other key leadership positions, including Chief Risk Officer, Chief Audit Executive, General Counsel and Chief of Staff were filled by internal candidates, all of

Ally Financial Inc. • Form 10-K
which are experienced and possess a deep breadth of knowledge about our company and industry. For additional information on our executive officers, refer to Part III, Item 10 to our Consolidated Financial Statements.
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
Summary of Risk Factors
Below is a summary of the principal risk factors that could adversely affect our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in Ally.
Risks Related to Regulation and Supervision
•The regulatory and supervisory environment in which we operate could have an adverse effect on our business, financial condition, results of operations, and prospects.
•Our ability to execute our business strategy for Ally Bank may be adversely affected by regulatory constraints.
•We are subject to stress tests, capital and liquidity planning, and other enhanced prudential standards, which impose significant restrictions and costly requirements on our business and operations.
•Our ability to rely on deposits as a part of our funding strategy may be limited.
•Requirements under U.S. Basel III that increased the quality and quantity of regulatory capital and future revisions to the Basel III framework or requirements related to long-term debt may adversely affect our business and financial results.
•Our business and financial results could be adversely affected by the political environment and governmental fiscal and monetary policies.
•If our ability to receive distributions from subsidiaries is restricted, we may not be able to satisfy our obligations to counterparties or creditors, make dividend payments to shareholders, or repurchase our common stock.
•Legislative or regulatory initiatives on cybersecurity and data privacy could adversely impact our business and financial results.
•Our business and financial results may be negatively affected by governmental actions related to climate and other sustainability issues.
Risks Related to Our Business
•Weak or deteriorating economic conditions, failures in underwriting, changes in underwriting standards, financial or systemic shocks, or continued growth in our nonprime or used vehicle financing business could increase our credit risk, which could adversely affect our business and financial results.
•Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to significantly increase our allowance, which may adversely affect our financial condition and results of operations.
•We have dealer-centric automotive finance and insurance businesses, and a change in the key role of dealers within the automotive industry or our ability to maintain or build relationships with them could have an adverse effect on our business, results of operations, financial condition, or prospects.
•GM and Stellantis dealers and their retail customers continue to constitute a significant portion of our customer base, which creates concentration risk for us.
•Our business and financial results are dependent upon overall U.S. automotive industry sales volume.
•Vehicle loans and operating leases make up a significant part of our earning assets, and our business and financial results could suffer if used vehicle prices are low or volatile or decrease in the future beyond our expectation.
•The levels of or changes in interest rates could affect our results of operations and financial condition.
•We rely extensively on third-party service providers in delivering products and services to our customers and otherwise conducting our business and operations, and their failure to perform to our standards or other issues of concern with them could adversely affect our reputation, business, and financial results.
•We are or may be subject to potential liability in connection with pending or threatened legal proceedings and other matters, which could adversely affect our business or financial results.
•Our inability to attract, retain, or motivate qualified employees could adversely affect our business or financial results.

Ally Financial Inc. • Form 10-K
•Our ability to successfully make acquisitions or complete divestitures is subject to significant risks, including the risk that governmental authorities will not provide the requisite approvals, the risk that integrating acquisitions may be more difficult, costly, or time consuming than expected, and the risk that the value of acquisitions may be less than anticipated.
•Our business requires substantial capital and liquidity, and a disruption in our funding sources or access to the capital markets may have an adverse effect on our liquidity, capital positions, and financial condition.
•Our indebtedness and other obligations are significant and could adversely affect our business and financial results.
•Our non-deposit borrowing costs and access to the banking and capital markets could be negatively impacted if our credit ratings are downgraded or otherwise fail to meet investor expectations.
•The markets for automotive financing, insurance, banking, brokerage, and investment-advisory services are extremely competitive, and competitive pressures could adversely affect our business and financial results.
•Challenging business, economic, or market conditions may adversely affect our business, results of operations, and financial condition.
•Geopolitical conditions, government shutdowns, military conflicts, acts or threats of terrorism, natural disasters, pandemics, disruptions in the economy caused by geopolitical events and related sanctions, and other conditions or events beyond our control could adversely affect us.
•Our hedging strategies may not be successful in mitigating our interest rate, foreign exchange, and market risks, which could adversely affect our financial results.
•We use estimates and assumptions in determining the value or amount of many of our assets and liabilities. If our estimates or assumptions prove to be incorrect, our cash flow, profitability, financial condition, and prospects could be adversely affected.
•Significant fluctuations in the valuation of investment securities or market prices could negatively affect our financial results.
•Changes in accounting standards could adversely affect our reported revenues, expenses, profitability, and financial condition.
•The financial system is highly interrelated, and the failure of even a single financial institution or other participant in the financial system could adversely affect us.
•Adverse economic conditions or changes in laws in the states where we have loan or operating lease concentrations may negatively affect our business and financial results.
•Negative publicity outside of our control, or our failure to successfully manage issues arising from our conduct or in connection with the financial services industry generally, could damage our reputation and adversely affect our business or financial results.
•Our failure to meet stakeholder expectations on sustainability-related issues could result in reputational harm, a loss of customer and investor confidence, and adverse business and financial results.
•Climate change could adversely affect our business, operations, and reputation.
Risks Related to Our Operations
•We face a wide array of security risks that could result in business, reputational, financial, regulatory, and other harm to us.
•Our operating systems or infrastructure, as well as those of our service providers or others on whom we rely, could fail or be interrupted, which could disrupt our business and adversely affect our results of operations, financial condition, and prospects.
•We are heavily reliant on technology, and a failure in effectively implementing technology initiatives, anticipating future technology needs or demands, or maintaining rights or interests in associated intellectual property could adversely affect our business or financial results.
•Our enterprise risk-management framework or independent risk-management function may not be effective in mitigating risk and loss.
•Our business and operations make extensive use of models, and we could be adversely affected if our design, implementation, or use of models is flawed.
Risks Related to Ownership of Our Common Stock
•Our ability to pay dividends on our common stock or repurchase shares in the future may be limited.
•The market price of our common stock could be adversely impacted by anti-takeover provisions in our organizational documents and Delaware law that could delay or prevent a takeover attempt or change in control of Ally or by other banking, antitrust, or corporate laws that have or are perceived as having an anti-takeover effect.
The above summary is subject in its entirety to the discussion of the risk factors set forth below.

Ally Financial Inc. • Form 10-K
Risks Related to Regulation and Supervision
The regulatory and supervisory environment in which we operate could have an adverse effect on our business, financial condition, results of operations, and prospects.
We are subject to extensive regulatory frameworks and to direct supervision and periodic examinations by various governmental agencies and industry SROs that are charged with overseeing the kinds of business activities in which we engage. This regulatory and supervisory oversight is designed to protect public and private interests—such as macroeconomic policy objectives, financial-market stability and liquidity, and the confidence and security of depositors generally—that may not always be aligned with those of our shareholders or non-deposit creditors. At any given time, we are involved in a number of legal and regulatory proceedings and governmental and regulatory examinations, investigations, and other inquiries. Refer to the risk factor below titled We are or may be subject to potential liability in connection with pending or threatened legal proceedings and other matters, which could adversely affect our business or financial results.
While the scope, intensity, and focus of governmental oversight can vary from time to time, we expect a highly demanding environment for the foreseeable future. In recent years, regulatory and other governmental agencies have taken a host of actions that create more challenging and volatile financial and operating conditions for financial-services companies, including through formal rulemakings that change the law or interpretations of the law, supervisory expectations and public statements that are designed to informally compel changes in industry practices, and more aggressive approaches to enforcement that are accompanied by increasingly severe penalties. These actions are comprehensive in their coverage, such as rulemakings on cybersecurity risk governance (including incident disclosure), climate-, diversity- and other sustainability related matters (including disclosures), CRA reform, and personal-financial-data rights as well as guidance and statements on mergers and acquisitions, regulatory capital, resolution planning, automotive financing and insurance, fees for financial services, and UDAAP. Further, the level of regulatory scrutiny may fluctuate over time based on numerous factors, including changes in the U.S. presidential administrations or one or both houses of Congress and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the industry). We are unable to predict the form or nature of any future changes to the laws, rules, regulations, or supervisory guidance and policies, including the interpretation, implementation, or enforcement thereof. Following the failures of three large banks in 2023, banking regulators have proposed changes, or indicated the potential for changes, regarding the regulation and supervision of banking organizations, in particular those, such as Ally, with $100 billion or more in assets. The introduction of new or more stringent regulatory requirements, as well as heightened supervisory expectations, could require Ally to maintain additional capital or liquidity or incur significant expenses. Governmental oversight of this kind may increase our operating costs or reduce our revenues, limit the types of financial services and products we may offer, alter the investments we may make, affect the manner in which we conduct our business and operations, increase our litigation and regulatory costs, and enhance the ability of others to offer more competitive financial services and products. We continue to devote substantial time and resources to risk management, compliance, regulatory-change management, and cybersecurity and other technology initiatives, each of which—whether successful or not—also may adversely affect our ability to operate profitably or to pursue advantageous business opportunities.
Ally has elected to be treated as an FHC, which permits us to engage in a number of financial and related activities—including securities, advisory, insurance, and merchant-banking activities—beyond the business of banking. Ally and Ally Bank are subject to ongoing requirements for Ally to qualify as an FHC, including that Ally and all of its depository institution subsidiaries must be “well capitalized” and “well managed,” as defined under applicable law. If a BHC or any of its insured depository institutions is found not to be well capitalized or well managed, the BHC can be restricted from engaging in the broader range of financial and related activities permitted for FHCs, including the ability to acquire companies engaged in those activities, and can be required to discontinue these activities or even divest any of its insured depository institutions. In addition, if an insured-depository-institution subsidiary of a BHC fails to achieve a “satisfactory” or better rating in its most recent CRA performance evaluation, the ability of the BHC to expand its financial and related activities or make acquisitions could be restricted.
In connection with their continuous supervision and examinations of us, the FRB, the UDFI, the CFPB, the SEC, FINRA, the NYDFS, or other regulatory agencies have in the past and in the future may continue to explicitly or implicitly require changes in our business or operations. Such a requirement may be judicially enforceable or impractical for us to contest, and if we are unable to comply with the requirement in a timely and effective manner, we have in the past and in the future may become subject to formal or informal enforcement and other supervisory actions, including memoranda of understanding, written agreements, cease-and-desist orders, and prompt-corrective-action or safety-and-soundness directives. In addition, compliance failures or other violations raised in connection with supervisory evaluations have in the past and in the future may continue to result in additional requirements for us to take certain remedial actions, including changes to our controls, operations or other processes. Compliance with such remedial actions may be costly and time consuming, and failure to comply in a timely manner that is sufficient from the perspective of the applicable regulatory agency could subject us to further remedial steps or enforcement actions. The financial-services industry continues to face increased scrutiny from supervisory authorities in the examination process, including through an increasing use of horizontal reviews from a broader industry perspective as well as strict enforcement of laws at federal, state, and local levels—particularly in connection with business and other practices that may harm or appear to harm consumers and compliance with anti-money-laundering, sanctions, and related laws. In addition, violations by other financial institutions relating to a particular business activity or practice may result in increased scrutiny, or increased penalties in connection with a related enforcement action, for similar activities. Because of the regulatory and supervisory framework, financial institutions often are less inclined to litigate with governmental authorities. In general, the amounts paid by financial institutions in settling proceedings or investigations and the severity of other terms of regulatory settlements are likely to remain elevated. In some cases, governmental authorities have required criminal pleas or other extraordinary terms, including admissions of wrongdoing and the imposition of monitors, as part of settlements. Supervisory actions could entail significant restrictions on our existing business, our ability to develop new business or make

Ally Financial Inc. • Form 10-K
acquisitions, our flexibility in conducting operations, and our ability to pay dividends or utilize capital. Enforcement and other supervisory actions also can result in the imposition of civil monetary penalties or injunctions, related litigation by private plaintiffs, damage to our reputation, and a loss of customer or investor confidence, and a prior enforcement action may also increase the risk that regulators and governmental authorities pursue formal enforcement actions in connection with the resolution of an inquiry or investigation, even if unrelated to the prior enforcement action. We could be required as well to dispose of specified assets and liabilities within a prescribed period of time. As a result, any enforcement or other supervisory action could have an adverse effect on our business, financial condition, results of operations, and prospects.
Our regulatory and supervisory environments—whether at international, federal, state, or local levels—are not static. No assurance can be given that applicable statutes, regulations, and other laws will not be amended or construed differently, that new laws will not be adopted, that any of these laws will not be enforced more aggressively, or that applicable laws, or the interpretation or enforcement thereof, may overlap, diverge or conflict across jurisdictions. Litigation challenging actions or regulations by federal or state authorities could, depending on the outcome, significantly affect the regulatory and supervisory framework affecting our operations. Changes in the regulatory and supervisory environments, including as a result of changes from recent elections in the United States and the corresponding change in administrative regimes, could adversely affect us in substantial and unpredictable ways, including by limiting the types of financial services and products we may offer, enhancing the ability of others to offer more competitive financial services and products, and restricting our ability to make acquisitions or pursue other profitable opportunities. Uncertainty about the timing and scope of future changes in laws, regulations and policies, or the interpretations thereof, may impact our decision making with respect to business activities or initiatives, and reacting to such changes could increase our operating and compliance costs. Further, our noncompliance with applicable laws—whether as a result of changes in interpretation or enforcement, system or human errors, or otherwise and, in some cases, regardless of whether noncompliance was inadvertent—could result in the suspension or revocation of licenses or registrations that we need to operate and in the initiation of enforcement and other supervisory actions or private litigation.
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
The FRB may require us to revise and resubmit our capital plan in specified circumstances, including in connection with certain acquisitions or dispositions or if the FRB determines that our capital plan is incomplete, our capital plan or internal capital adequacy process contains material weaknesses, or there has been, or will likely be, a material change in our risk profile (including a material change in our business strategy or any risk exposure), financial condition, or corporate structure. While a resubmission is pending, without prior approval of the FRB, we would generally be prohibited from paying dividends, repurchasing our common stock, or making other capital distributions.
Depending on the circumstances, to satisfy the FRB in its review of our capital plan, we may be required to further cease or limit capital distributions or to issue capital instruments that could be dilutive to shareholders. The FRB also may prevent us from maintaining or expanding lending or other business activities. Any of these developments, including the mere fact of being required by the FRB to revise or resubmit our capital plan and especially if unique to us or a group of firms like us, may damage our reputation and result in a loss of customer or investor confidence.
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

Ally Financial Inc. • Form 10-K
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
Ally Bank is a key part of our funding strategy, and we place great reliance on deposits at Ally Bank as a source of funding. Our reliance on deposits as a source of funding has increased in recent years. As of December 31, 2024, deposits represented approximately 89% of our liability-based funding sources. Competition for deposits and deposit customers, however, is intense and has increased in recent years, making it more challenging for us to rely on customer acquisition as a primary source of new deposit funding. Further, the elevated level of short-term interest rates in recent years have resulted in, and are expected to continue to result in, more intense competition in deposit pricing and with respect to non-deposit financial products. Ally Bank does not have a branch network but, instead, obtains its deposits through online and other digital channels, from other business lines including customers of Ally Invest, and through deposit brokers. Brokered deposits may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. Our brokered deposits totaled $6.7 billion at December 31, 2024, which represented 4.4% of total deposit liabilities. In addition, our ability to maintain, grow, or favorably price deposits may be constrained by our focus on online and mobile banking, gaps in our product and service offerings, changes in consumer trends, our smaller scale relative to other financial institutions, competition from fintech companies and emerging financial-services providers, any failures or deterioration in our customer service, or any loss of confidence in our brand or our business. In the past, we have relied on deposit growth to fund our lending activities and other business initiatives. If we are unable to maintain or grow our deposit base to meet our business objectives and liquidity requirements, we may be required to raise alternative sources of capital, which may not be available to us when needed or on favorable terms. Increased costs of funding could adversely impact our profitability and financial position, or otherwise adversely affect our ability to conduct our current business activities or meet our growth objectives. Our level and cost of deposits also could be adversely affected by regulatory or supervisory restrictions, including any applicable prior approval requirements or limits on our offered rates or brokered deposit growth, and by changes in monetary or fiscal policies that influence deposit or other interest rates. Perceptions of our existing and future financial strength or the financial strength of the financial-services industry generally, rates or returns offered by other financial institutions or third-parties, and other competitive factors beyond our control, including returns on alternative investments, will also impact the size and cost of our deposit base. For example, Ally Bank could be subject to sudden withdrawals of deposits, including as a result of negative media coverage, which may be spread through social media, regarding us or the financial services industry generally. Online and mobile banking have made it easier for customers to withdraw their deposits or transfer funds to other accounts with short notice. This may make retaining deposits during periods of stress more difficult. In addition, depositors of certain types of deposits, such as uninsured or uncollateralized deposits, may be more likely to withdraw their deposits or do so more quickly. Any such withdrawals could result in higher funding costs for us as we lose a lower cost source of funding, and significant unanticipated withdrawals could materially and adversely affect our liquidity, financial condition, and results of operations. These adverse results could be amplified during times of stress, during which our access to alternative sources of capital may be limited. Approximately 92% of total deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of December 31, 2024.
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
In December 2017, the Basel Committee approved revisions to the global Basel III capital framework and on July 27, 2023, the FRB and FDIC issued a proposed rule to implement the Basel Committee’s 2017 standards and make other changes to regulatory capital rules for banking organizations with total consolidated assets of $100 billion or more. However, the FRB has indicated that it expects to work with the other federal banking regulators in 2025 on a revised proposal. Further, on August 29, 2023, the FRB and the FDIC issued a proposed rule that would require Category II through Category IV BHCs and IDIs with $100 billion or more in consolidated assets (as well as their IDI affiliates) to maintain minimum amounts of eligible long-term debt (generally, debt that is unsecured, has a maturity greater than one year from issuance and satisfies additional criteria). The long-term debt proposal, if adopted, would require Ally to maintain more long-term debt than it does currently, which would adversely affect interest expense, net interest income, and net interest margin.

Ally Financial Inc. • Form 10-K
Our business and financial results could be adversely affected by the political environment and governmental fiscal and monetary policies.
A fractious or volatile political environment in the United States, including any related social unrest, could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor, and regulatory sentiments, any one or more of which in turn could cause our business and financial results to suffer. Uncertainty regarding government shutdowns, funding, debt ceilings or deficits could adversely affect economic and market conditions, as well as the credit rating of the United States. A default by the United States could result in unprecedented market volatility. A downgrade of the U.S. federal government’s credit rating, whether due to a default, concerns about a default or otherwise, could adversely affect financial markets and the value and liquidity of U.S. government securities. In addition, disruptions in the foreign relations of the United States could adversely affect the automotive and other industries on which our business depends and our tax positions and other dealings in foreign countries. We also could be negatively impacted by political scrutiny of the financial-services industry in general or our business or operations in particular, whether or not warranted, and by an environment where criticizing financial-services providers or their activities is politically advantageous.
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
Our business and financial results may also be affected by changes in government policies following the 2024 U.S. election and the corresponding administrative transition. There remains significant market uncertainty as to how the outcome of the election and any corresponding policy changes could impact us or our clients. For example, the current U.S. administration has adopted and may consider additional tariffs, other controls on imports or exports, and other foreign policies that could affect our businesses and supply chain. Such developments could have an increased impact on our business to the extent they negatively impact the automobile industry, increase the cost of automobile repairs, reduce the purchasing power or credit quality of our customers or impact the ability of third parties to provide services upon which Ally depends. In addition, in recent years the U.S. federal government and the U.S. Treasury Department have been required to take specific measures to prevent the U.S. government from breaching the federal debt ceiling. Continued uncertainty as to the U.S. federal debt ceiling, or any federal government shutdown, downgrade in the U.S. sovereign credit rating or other adverse effects of a prolonged period of elevated budget deficits, including changes in fiscal and monetary policies, could have severe repercussions on us and our clients.
Additionally, changes to tax policies, or changes to the interpretations of existing policies, could have a significant impact on our results of operations and financial condition. For example, in August 2022, the Inflation Reduction Act was signed into law in the United States and, in part, imposes a 15% corporate alternative minimum tax on certain large corporations, such as Ally, and a surcharge on stock repurchases. Tax and other fiscal policies, moreover, impact not only general economic and market conditions but also give rise to incentives or disincentives that affect how we and our customers prioritize objectives, deploy resources, and run households or operate businesses. Both the timing and the nature of any changes in monetary or fiscal policies, as well as their consequences for the economy and the markets in which we operate, are beyond our control and difficult to predict but could adversely affect us.
More broadly, the U.S. federal government, U.S. states and certain other countries and regions have adopted or are considering legislation, regulation or policies that reflect diverse, diverging and, in some cases, potentially conflicting policy goals, for example, on social and environmental topics such as climate change, corporate diversity, equity and inclusion and companies’ actions, commitments and initiatives on such issues. Compliance with such laws, regulations or policies, including any that may be adopted in the future, could, among other things, increase the costs of operating our businesses, reduce the demand for our products and services, impact our ability to meet or maintain current or future goals or targets or continue initiatives (including our sustainability targets or diversity, equity and inclusion initiatives), and increase our legal, operational and reputational risks, any or all of which could materially adversely affect our results of operations. Failure, or perceived failure, to comply with any legislation, regulation or policy, including as a result of making good faith interpretations that may differ from those taken by enforcement authorities in relevant jurisdictions, could potentially result in substantial fines, criminal sanctions, reputational harm or operational changes. Moreover, our customers, shareholders, employees and other stakeholders have a full range of expectations, demands and perspective on environmental, social and other topics, which are continuing to evolve. We may not be able to meet the full range of expectations and demands of all of our stakeholders, which could harm our reputation, reduce customer demand for our products and services, and subject us to legal and operational risks.
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

Ally Financial Inc. • Form 10-K
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
Cybersecurity and data-privacy risks have received heightened legislative and regulatory attention and have been a specific focus area in supervisory reviews. For example, in 2021 the U.S. banking agencies adopted a final rule requiring us to notify the FRB within 36 hours of any significant computer security incident and have proposed enhanced cyber risk management standards applicable to us and our service providers that would address cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. In addition, rulemakings by the SEC and the CFPB have commenced to further regulate cybersecurity risk governance (including incident disclosure) and personal-financial-data rights, respectively. Several states and their governmental agencies, such as the NYDFS, also have adopted or proposed cybersecurity and data-privacy laws. Privacy laws in the State of California, for example, require regulated entities to establish measures to identify, manage, secure, track, produce, and delete personal information. Failure to comply with privacy laws or supervisory expectations could result in enforcement actions, civil litigation or reputational damages.
Legislation and regulations on cybersecurity and data privacy, including as a result of remedial requirements in connection with supervisory actions, have in the past and in the future may continue to require that we enhance or modify our systems and infrastructure, invest in new systems and infrastructure, change our service providers, augment our scenario and vulnerability testing, or alter our business practices or our policies on security, data governance, and privacy. Compliance with these requirements increases the complexity and costs of our operations. In addition, in recent years there has been increasing supervisory expectations for financial institutions to introduce enhanced third-party risk management practices to mitigate cybersecurity and data privacy risks. If governmental or supervisory authorities were to conclude that we or our service providers had not adequately implemented appropriate operational infrastructure, policies, or practices with respect to cybersecurity and data privacy or had not otherwise met related supervisory expectations, we could be subject to enforcement and other supervisory actions, related litigation by private plaintiffs, reputational damage, or a loss of customer or investor confidence.
Our business and financial results may be negatively affected by governmental actions related to climate and other sustainability issues.
Governments and policymakers at the federal, state, local and international levels are increasingly focused on climate- and other sustainability-related issues, including the potential for climate-related risks to impact the safety and soundness of large financial institutions. Furthermore, in recent years, there has been increasing divergence in how government and policy makers are approaching these issues. See the risk factor above, titled Our business and financial results could be adversely affected by the political environment and governmental fiscal and monetary policies.
For example, in recent years, there have been efforts by international, federal, state and local governments and regulators to mandate certain climate-related disclosures. Several states, including California, have enacted or proposed legislation, regulations or policies that would require companies to publish detailed information on its climate-related performance and governance, or otherwise address climate change and other sustainability issues. At the same time, there have been efforts by other governments and policymakers to prohibit or limit the extent to which companies, including financial institutions, factor sustainability considerations into their business and operations. Several states have enacted or proposed statutes, regulations or policies to that effect.
As a result of these and similar future developments at the federal, state, local and international levels, we may become subject to different and potentially conflicting requirements and expectations in the various jurisdictions in which we operate. Many of these requirements are subject to uncertainty, including as a result of the ongoing development of rules and regulatory guidance, as well as pending legal challenges as to the validity of certain requirements. Following the recent election in the United States and in connection with the corresponding administrative transition, there remains uncertainty as to how and to what extent these policies may further evolve. Compliance with these different and evolving requirements has required, and may continue to require, us to adopt new reporting or other governance processes, which may be more complicated or costly due to diverging requirements, uncertainties or conflicts across jurisdictions. In addition, with respect to sustainability reporting requirements adopted in various jurisdictions, climate- and sustainability-related data may be based on new and changing reporting practices or based on data that is only available to third parties, which may impact the quality and consistency of the data.
Failure to adequately respond to the changing regulatory environment or stakeholder expectations with respect to climate- or sustainability-related issues, including climate-related disclosure, could result in increases costs, a reduction in business opportunities, subject us to additional legal or regulatory proceedings or otherwise adversely affect our operations, reputation and our financial results. Further, it is possible that government responses to actual or perceived changes in climate and related sustainability risks may occur more rapidly than we (or third-parties on whom we rely for certain climate- or other sustainability-related information or services) are able to adapt. Our ability to comply with these requirements and expectations, including responses to any inquiry or investigation from a regulatory agency, could have a material adverse effect on our operations, reputation and our financial results.
How governments act to address climate and related sustainability risks, as well as associated changes in the behavior and preferences of businesses and consumers, could have an adverse effect on our business and financial results. For example, physical and transition risks associated with climate change could affect households, communities, businesses, and governments, which could impede business activity, affect household incomes, and alter the value of assets and liabilities. These risks are often difficult to quantify or predict, and may be

Ally Financial Inc. • Form 10-K
propagated through the economy and financial system, the financial sector may experience credit and market risks associated with loss of income, defaults and changes in the values of assets, liquidity risks associated with changing demand for liquidity, operational risks associated with disruptions to infrastructure or other channels, or legal risks. As a result, we may change or cease some of our business or operational practices or incur additional capital, compliance, and other costs. The risks associated with climate change are rapidly changing and evolving in an escalating fashion, making them difficult to assess due to limited data.
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
Our business and financial results depend significantly on household, business, economic, and market conditions. When those conditions are weak or deteriorating, we could simultaneously experience reduced demand for credit and increased delinquencies or defaults, including in the loans that we have securitized and in which we retain a residual interest. These kinds of conditions also could dampen the demand for products and services in our insurance, banking, brokerage, advisory, and other businesses. Increased delinquencies or defaults could also result from our failing to appropriately underwrite loans and operating leases that we originate or purchase or from our adopting—for strategic, competitive, or other reasons—more liberal underwriting standards. If delinquencies or defaults on our loans and operating leases increase, their value and the income derived from them could be adversely affected, and we could incur increased administrative and other costs in seeking a recovery on claims and any collateral. If unfavorable conditions are negatively affecting used vehicle or other collateral values at the same time, the amount and timing of recoveries could suffer as well. For example, net charge offs and delinquencies in our consumer automotive lending portfolio remained elevated in 2024 as our customers faced challenging economic conditions, such as prolonged periods of inflation and high interest rates. If the economic conditions impacting the credit quality of our customers were to worsen, we could be subject to significant losses in our credit portfolio. Weak or deteriorating economic conditions also may negatively impact the market value and liquidity of our investment securities, and we may be required to record additional impairment charges that adversely affect earnings if debt securities suffer a decline in value that is considered other-than-temporary. There can be no assurance that our forecasts of economic conditions, our assessments and monitoring of credit risk, and our efforts to mitigate credit risk through risk-based pricing, appropriate underwriting and investment policies, loss-mitigation strategies, and diversification are, or will be, sufficient to prevent an adverse impact to our business and financial results. In addition, because of CECL, our financial results may be negatively affected as soon as weak or deteriorating economic conditions are forecasted and alter our expectations for credit losses. A financial or systemic shock and a failure of a significant counterparty or a significant group of counterparties could negatively impact us as well, possibly to a severe degree, due to our role as a financial intermediary and the interconnectedness of the financial system.
We continue to have exposure to nonprime consumer automotive financing and used vehicle financing. We define nonprime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of less than 620. Customers that finance used vehicles tend to have lower FICO® Scores as compared to new vehicle customers, and defaults resulting from vehicle breakdowns are more likely to occur with used vehicles as compared to new vehicles that are financed. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.2 billion, or approximately 9.7% of our total consumer automotive loans at December 31, 2024, as compared to $8.7 billion, or approximately 10.3% of our total consumer automotive loans at December 31, 2023. At December 31, 2024, and 2023, $286 million and $258 million, respectively, of nonprime consumer automotive loans were considered nonperforming as they had been placed on nonaccrual status in accordance with our accounting policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements for additional information. Additionally, the carrying value of our consumer automotive used vehicle loans before allowance for loan losses was $57.4 billion, or approximately 68.5% of our total consumer automotive loans at December 31, 2024, as compared to $57.6 billion, or approximately 68.3% of our total consumer automotive loans at December 31, 2023. If our exposure to nonprime consumer automotive loans or used vehicle financing continue to increase over time, our credit risk will increase to a possibly significant degree.
As part of the underwriting process, we rely heavily upon information supplied by applicants and other third-parties, such as credit reporting agencies, automotive dealers and retailers (in the case of automotive consumer and commercial loans), and service providers (in the case of unsecured personal loans). If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected before completing the transaction, we may experience increased credit risk.
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
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current and future credit risks using existing quantitative and qualitative information, all of which may change substantially over time. Changes in economic conditions affecting borrowers, revisions to accounting rules and related guidance, new qualitative or quantitative information about existing loans, identification of additional problem loans, changes in the size or composition of our finance receivables and loan portfolio, changes to or errors in our models or loss estimation techniques including consideration of forecasted economic assumptions, the impact of natural disasters and other catastrophic events that may be difficult to predict and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. For example, due to the nature of our business, our financial position and results of operations are specifically susceptible to risks associated with increases in factors such as interest rates, unemployment, or inflation, or decreases in GDP, real personal income, used vehicle values, or home values, beyond what is reflected in our models, all of which could result in an increased inability for consumers to pay their loans, and may result in an increase in the allowance for loan losses. Additionally, our shift to a full credit spectrum consumer automotive finance portfolio over the past several years has resulted in additional increases in our allowance for loan losses, and could result in additional increases in the future. Any increase in the allowance in future periods may adversely affect our financial condition or results of operations. Refer to the risk factor below, titled Our business and operations make extensive use of models, and we could be adversely affected if our design, implementation, or use of models is flawed, for more information on how risks associated with our use of models could affect our allowance for loan losses.
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
Our share of commercial wholesale financing remains at risk of decreasing in the future as a result of intense competition and other factors. The number of dealers with whom we have wholesale relationships decreased approximately 5% as of December 31, 2024, compared to December 31, 2023. If we are not able to maintain existing relationships with significant automotive dealers or if we are not able to develop new relationships for any reason—including if we are not able to provide services on a timely basis, offer products and services that meet the needs of the dealers, compete successfully with the products and services of our competitors, or effectively counter the influence that captive automotive finance companies have in the marketplace or the exclusivity privileges that some competitors have with automotive manufacturers—our wholesale funding volumes, and the number of dealers with whom we have retail funding relationships, could decline in the future. If this were to occur, our business, results of operations, financial condition, or prospects could be adversely affected.
GM and Stellantis dealers and their retail customers continue to constitute a significant portion of our customer base, which creates concentration risk for us.
While we continue to diversify our automotive finance and insurance businesses and to expand into other financial services, GM and Stellantis dealers and their retail customers still constitute a significant portion of our customer base. In 2024, 30% of our new vehicle dealer inventory financing and 22% of our consumer automotive financing volume were transacted for GM dealers and customers, and 46% of our new vehicle dealer inventory financing and 16% of our consumer automotive financing volume were transacted for Stellantis dealers and customers. In 2023, 28% of our new vehicle dealer inventory financing and 23% of our consumer automotive financing volume were transacted for GM dealers and customers, and 53% of our new vehicle dealer inventory financing and 20% of our consumer automotive financing volume were transacted for Stellantis dealers and customers. A significant adverse change in GM’s or Stellantis’ business—including, for example, in the production or sale of GM or Stellantis vehicles, the quality or resale value of GM or Stellantis vehicles, GM’s or Stellantis’ relationships with its key suppliers, or the rate or volume of recalls of GM or Stellantis vehicles—could negatively impact our GM and Stellantis dealer and retail customer bases and the value of collateral securing our extensions of credit to them. Any future reductions in GM and Stellantis business that we are not able to offset could adversely affect our business and financial results. Refer to Note 29 to the Consolidated Financial Statements for additional information.
Our business and financial results are dependent upon overall U.S. automotive industry sales volume.
Our automotive finance and insurance businesses can be impacted by the sales volume for new and used vehicles. Vehicle sales are impacted, in turn, by several economic and market conditions, including employment levels, household income and savings, interest rates,

Ally Financial Inc. • Form 10-K
credit availability, inventory levels, customer preferences, and fuel costs. For example, new vehicle sales decreased dramatically during the economic crisis that began in 2007–2008 and did not rebound significantly until 2012 and 2013. A meaningful rise in inflation during 2021 and through 2023 prompted the FRB to sharply increase the federal funds rate during 2022 and 2023, before it decreased the rate at the end of 2024. The FRB may further raise or lower interest rates in response to economic conditions, particularly inflationary pressures and unemployment statistics. The current level of borrowing costs has adversely affected demand for new and used vehicles and could continue to do so in the future. Any future declines in new or used vehicle sales, including as a result of market conditions and other external factors over which we do not control, could have an adverse effect on our business and financial results.
Vehicle loans and operating leases make up a significant part of our earning assets, and our business and financial results could suffer if used vehicle prices are low or volatile or decrease in the future beyond our expectation.
During the year ended December 31, 2024, approximately 59% of our average earning assets were composed of vehicle loans or operating leases and related residual securitization interests. If we experience higher losses on the sale of repossessed vehicles or lower or more volatile residual values for off-lease vehicles, our business or financial results could be adversely affected.
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
We are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market rates of interest, which in turn are influenced by monetary and fiscal policies, general economic and market conditions (including high or increasing levels of inflation), the political and regulatory environments, business and consumer sentiment, competitive pressures, and expectations about the future (including future changes in interest rates). We may be adversely affected by policies, laws, and events that have the effect of flattening or inverting the yield curve (that is, the difference between long-term and short-term interest rates), depressing the interest rates associated with our earning assets to levels near the rates associated with our interest expense, increasing the volatility of market rates of interest (including the rate of change), or changing the spreads among different interest rate indices. As of December 31, 2024, our balance sheet is modestly asset sensitive in the near term due to our floating-rate assets and pay-fixed hedge position. However, our balance sheet remains liability sensitive over the medium term, driven by the assumed repricing of our deposits and market-based funding outpacing the assumed repricing of our floating-rate assets and pay-fixed swaps, which will also begin to roll down.
The levels of or changes in interest rates could adversely affect us beyond our net interest income, including by increasing the cost or decreasing the availability of deposits or other variable-rate funding instruments, reducing the return on or demand for loans or increasing the prepayment speed of loans, increasing customer or counterparty delinquencies or defaults, negatively impacting our ability to remarket off-lease and repossessed vehicles, and reducing the value of our loans, retained interests in securitizations, and fixed-income securities in our investment portfolio and the efficacy of our hedging strategies. In addition, high interest rates have resulted in, and could in the future further result in, unrealized losses in our investment securities portfolio, which are recognized in accumulated other comprehensive loss within the Consolidated Balance Sheet. We recognize the accumulated change in estimated fair value of these fixed-income securities in net income when we realize a gain or loss upon the sale of the security.
The level of and changes in market rates of interest—and, as a result, these risks and uncertainties—are beyond our control. The dynamics among these risks and uncertainties are also challenging to assess and manage. For example, while an accommodative monetary policy may benefit us to some degree by spurring economic activity among our customers, such a policy may ultimately cause us more harm by inhibiting our ability to grow or sustain net interest income. A rising interest rate environment can pose different challenges, such as potentially slowing the demand for credit, increasing delinquencies and defaults, and reducing the values of our loans and fixed-income securities. Market volatility in interest rates, including the rate of change, can create particularly difficult conditions. During 2021 and through 2023, following a meaningful rise in inflation, the FRB sharply increased the federal funds rate. The federal funds target range reached 5.25–5.50% in 2023. However, the Federal Reserve lowered the federal funds target range in 2024 to 4.25–4.50% in response to easing inflation

Ally Financial Inc. • Form 10-K
trends and moderate labor market pressures. The timing, pace and direction of additional interest rate changes remains uncertain, and will largely depend on trends in inflation, employment and other macroeconomic factors that are outside of our control, and could have a significant impact on our net interest income, allowances for loan losses, the value of securities portfolio and our results of operation and financial position. Refer to the section titled Market Risk in the MD&A that follows and Note 21 to the Consolidated Financial Statements.
We rely extensively on third-party service providers in delivering products and services to our customers and otherwise conducting our business and operations, and their failure to perform to our standards or other issues of concern with them could adversely affect our reputation, business, and financial results.
We seek to distinguish ourselves as a customer-centric company that delivers passionate customer service and innovative financial solutions and that is relentlessly focused on “Doing it Right.” Third-party service providers, however, are key to much of our business and operations, including online and mobile banking, brokerage, customer service, and operating systems and infrastructure. We rely on our third-party service providers to provide critical products and services to facilitate our business activities, including by providing data and information, technology, security and other infrastructure services. While we have implemented a supplier-risk-management program and can exert varying degrees of influence over our service providers, we do not control them, their actions, or their businesses. Our contracts with service providers, moreover, may not require or sufficiently incent them to perform at levels and in ways that we would choose to act on our own. Despite our supplier-risk-management program, there can be no assurance that our third-party service providers will notify us of any potential risks or incidents in a timely manner or that our risk-management procedures will be effective in mitigating the impact of actions by third-party service providers on our business. Service providers have not always met our requirements and expectations, and no assurance can be provided that in the future they will perform to our standards, adequately represent our brand, comply with applicable law, appropriately manage their own risks (including cybersecurity), remain financially or operationally viable, abide by their contractual obligations, or continue to provide us with the services that we require. In such a circumstance, our ability to deliver products and services to customers, to satisfy customer expectations, and to otherwise successfully conduct our business and operations have been and, in the future, could be adversely affected. These risks are amplified to the extent that we or our third-party service providers make use of cloud computing, artificial intelligence or other emerging technologies that may make our systems and those of our third-party service providers more susceptible to cyberattacks, which in turn could have an adverse effect on our business and operations to the extent that they are not able to mitigate their cybersecurity risks. In addition, we may need to incur substantial expenses to address issues of concern with a service provider, and if the issues cannot be acceptably resolved, we may not be able to timely or effectively replace the service provider due to contractual restrictions, the unavailability of acceptable alternative providers, or other reasons. Further, regardless of how much we can influence our service providers, issues of concern with them could result in supervisory actions and private litigation against us and could harm our reputation, business, and financial results.
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
Skilled employees are our most important resource, and competition for talented people is intense. Even though compensation and benefits expense are among our highest costs, we may not be able to locate and hire the best people, keep them with us, or properly motivate them to perform at a high level. This risk may be exacerbated due to some of our competitors having significantly greater scale, financial and operational resources, and brand recognition. While we strive to mitigate human-capital risks, our senior executives and other key leaders have deep and broad industry experience and would be difficult to replace without some degree of disruption. For example, in October 2023

Ally Financial Inc. • Form 10-K
our former CEO provided notice of his intent to retire, and on April 29, 2024, Michael G. Rhodes was appointed as the CEO. We may also experience competition in retaining employees based on remote or other flexible work arrangements, and our ability to attract or retain qualified employees may be adversely affected if our work arrangements are perceived as less favorable than those of our competitors. Continued scrutiny of compensation practices, especially in the financial services industry, has made this competition for talent only more difficult. In addition, many parts of our business are particularly dependent on key personnel, and retaining talented people in certain areas, has been challenging. Further, growth in our businesses, through acquisitions or otherwise, will further increase our need for skilled employees. If we were to lose and find ourselves unable to replace these personnel or other skilled employees or if the competition for talent were to drive our compensation costs to unsustainable levels, our management of operational and other risks could suffer, and our business and financial results could be negatively impacted.
Our ability to successfully make acquisitions or complete divestitures is subject to significant risks, including the risk that governmental authorities will not provide the requisite approvals, the risk that integrating acquisitions may be more difficult, costly, or time consuming than expected, and the risk that the value of acquisitions may be less than anticipated.
We may from time to time seek to acquire other financial-services companies or businesses or divest an existing business. These acquisitions or divestitures may be subject to regulatory approval, and no assurance can be provided that we will be able to obtain that approval in a timely manner or at all or that approval may not be subject to burdensome conditions. The extent of this risk is subject to change over time based on a number of factors, many of which are out of our control and may not be known at the time of entering into a definitive agreement in connection with any transaction, including adverse developments in the regulatory standing of us or our counterparty in any transaction, changes in macroeconomic conditions or other factors considered by regulators when granting such approval, governmental, political or community group inquiries, investigations or oppositions, or changes in the legislative, regulatory or political environment more generally. Even when we are able to obtain regulatory approval, the failure of other closing conditions to be satisfied or waived could delay the completion of an acquisition or divestiture for a significant period of time or prevent it from occurring altogether. Any failure or delay in closing an acquisition or divestiture could adversely affect our reputation, business, and performance. In addition, divestitures can negatively impact our financial results and we may not be able to complete a divestiture on terms favorable to us.
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
Liquidity is the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable losses. Banks are especially vulnerable to liquidity risk because of their role in the maturity transformation of demand or short-term deposits into longer-term loans or other extensions of credit. We, like other financial services companies, rely to a significant extent on external sources of funding (such as deposits and borrowings) for the liquidity needed to conduct our business and operations. A number of factors beyond our control, however, could have a detrimental impact on the availability or cost of that funding and thus on our liquidity. These include market disruptions, changes in our credit ratings or the sentiment of our investors, the state of the regulatory environment and monetary and fiscal policies, competitive dynamics, reputational damage, the confidence of depositors in us or the financial-services industry generally, financial or systemic shocks, and significant counterparty failures. For example, in August 2023, the U.S. banking agencies issued a proposed rule that would require Category II, III, and IV firms, their large consolidated IDIs, and other institutions to issue and maintain minimum amounts of long-term debt that is most readily able to absorb losses in a resolution proceeding. Due to the current structure and amount of debt instruments issued by Ally and Ally Bank, this proposal would significantly affect us. Refer to Note 20 to the Consolidated Financial Statements for further discussion. Weak business or operational performance, unexpected declines or limits on dividends or other distributions from our subsidiaries, and other failures to execute our strategic plan also could adversely affect Ally’s liquidity position.
We have significant maturities of unsecured debt each year. While we have reduced our reliance on unsecured funding as our deposits have grown to 89% of our total liability-based funding as of December 31, 2024, it remains an important component of our capital structure and financing plans. At December 31, 2024, approximately $2.5 billion in principal amount of total outstanding consolidated unsecured debt is scheduled to mature in 2025, and approximately $149 million and $1.6 billion is scheduled to mature in 2026 and 2027, respectively. We also utilize secured funding. At December 31, 2024, approximately $2.4 billion in principal amount of total outstanding consolidated secured long-term debt is scheduled to mature in 2025, approximately $2.2 billion is scheduled to mature in 2026, and approximately $1.4 billion is scheduled to mature in 2027. Furthermore, at December 31, 2024, approximately $37.2 billion in certificates of deposit at Ally Bank are scheduled to mature in 2025, which is not included in the amounts provided above. Additional funding, whether through deposits or borrowings, will be required to fund a substantial portion of the debt maturities over these periods, and we may not be able to obtain such additional funding at interest rates or on other terms as favorable as the interest rates and other terms on the maturing debt.

Ally Financial Inc. • Form 10-K
Ally and Ally Bank continue to access the securitization markets. While those markets have stabilized following the liquidity crisis that commenced in 2007–2008, there can be no assurances that these sources of liquidity will remain available to us.
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
We have a significant amount of indebtedness apart from deposit liabilities. At December 31, 2024, we had approximately $18.2 billion in principal amount of indebtedness outstanding (including $6.4 billion in secured indebtedness). Interest expense on our indebtedness was equal to approximately 8% of our total financing revenue and other interest income for the year ended December 31, 2024. We also have the ability to create additional indebtedness.
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
The cost and availability of our funding are meaningfully affected by our short- and long-term credit ratings. Each of S&P’s Rating Services, Moody’s Investors Service, Inc., Fitch, Inc., and Dominion Bond Rating Service rates some or all of our debt, and these ratings reflect the rating agency’s opinion of our financial strength, operating performance, strategic position, and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell, or hold any security and may be revised or withdrawn at any time. Each agency’s rating should be evaluated independently of any other agency’s rating.
In August 2023, citing macroeconomic trends impacting the banking industry, such as increased costs of funding and rapid tightening in monetary policy, Moody’s downgraded the credit ratings of a number of banks. Additionally, Moody’s downgraded the outlook of a number of banks, including Ally, where the outlook was lowered from Stable to Negative. Any future downgrades to our credit ratings or their failure to meet investor expectations may result in higher non-deposit borrowing costs, reduced access to the banking and capital markets, more restrictive terms and conditions being added to any new or replacement financing arrangements. Moody’s has since upgraded our outlook from Negative to Stable in August of 2024.
The markets for automotive financing, insurance, banking, brokerage, and investment-advisory services are extremely competitive, and competitive pressures could adversely affect our business and financial results.
The markets for automotive financing, insurance, banking, brokerage, and investment-advisory services are highly competitive, and we expect competitive pressures only to remain intense in the future, especially in light of the regulatory and supervisory environments in which we operate, innovations that alter the barriers to entry, current and evolving economic and market conditions, changing customer preferences and consumer and business sentiment, and monetary and fiscal policies. In addition, the emergence, adoption, and evolution of new technologies that affect intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in robotic process automation or artificial intelligence could significantly affect the competition for financial services. Refer to the section above titled Industry and Competition in Part I, Item 1 of this report. Competitive pressures may drive us to take actions that we might otherwise eschew, such as lowering the interest rates or fees on loans, raising the interest rates on deposits, or adopting more liberal underwriting standards. These pressures also may accelerate actions that we might otherwise elect to defer, such as substantial investment in systems or infrastructure. Whatever the reason, actions that we take in response to competition may adversely affect our results of operations and financial condition. These consequences could be exacerbated if we are not successful in introducing new products and services, achieving market acceptance of our products and services, developing and maintaining a strong customer base, continuing to enhance our reputation, or prudently managing risks and expenses.
Challenging business, economic, or market conditions may adversely affect our business, results of operations, and financial condition.
Our businesses are driven by robust economic and market activity, monetary and fiscal stability, and positive investor, business, and consumer sentiment. A downturn in economic conditions, disruptions in the equity or debt markets, high unemployment or underemployment, depressed vehicle or housing prices, unsustainable debt levels, high inflation, high interest rates, unfavorable changes in interest rates, the introduction of trade tariffs or other policies that negatively impact the automotive industry, declines in household incomes or savings, deteriorating consumer or business sentiment, consumer or commercial bankruptcy filings, or declines in the strength of national or local

Ally Financial Inc. • Form 10-K
economies could decrease demand for our products and services, increase the amount and rate of delinquencies and losses, raise our operating and other expenses, and negatively impact the returns on and the value of our loans, investment portfolio, and other assets. Further, if a significant and sustained increase in fuel prices or other adverse conditions were to lead to diminished new and used vehicle purchases or prices, our automotive finance and insurance businesses could suffer considerably. In addition, concerns about the pace of economic growth and uncertainty about fiscal and monetary policies can result in significant volatility in the financial markets and could impact our ability to obtain cost-effective funding. If any of these events were to occur or worsen, our business, results of operation, and financial condition could be adversely affected.
Geopolitical conditions, government shutdowns, military conflicts, acts or threats of terrorism, natural disasters, pandemics, disruptions in the economy caused by geopolitical events and related sanctions, and other conditions or events beyond our control could adversely affect us.
Geopolitical conditions, government shutdowns, military conflicts (including Russia’s invasion of Ukraine and the conflicts in the Middle East), acts or threats of terrorism, natural disasters, pandemics (including the COVID-19 pandemic or similar global pandemics in the future), disruptions in the U.S. or global economy caused by geopolitical events and related sanctions, and other conditions or events beyond our control may adversely affect our business, results of operations, financial condition, or prospects. For example, military conflicts, acts or threats of terrorism, and political, financial, or military actions taken in response could adversely affect general economic, business, or market conditions and, in turn, us, especially as an intermediary within the financial system. In addition, nation states engaged in warfare or other hostile actions may directly or indirectly use cyberattacks against financial systems and financial-services companies like us to exert pressure on one another or other countries with influence or interests at stake. We also could be negatively impacted if our key personnel, a significant number of our employees, or our systems or infrastructure were to become unavailable or damaged due to a pandemic, natural disaster, war, act of terrorism, accident, or similar cause. Furthermore, a shutdown of the United States government could adversely affect the economy and increase the risk of economic instability and market volatility, which could have an adverse impact on our business, financial condition, liquidity, and results of operations. These same risks and uncertainties arise too for the service providers and counterparties on whom we depend as well as their own third-party service providers and counterparties.
In the past, significant unforeseen events, such as the COVID-19 pandemic, have had a significant impact on our provision for credit losses and results of operations. In the case of Russia’s invasion of Ukraine and the current conflicts in the Middle East, security risks as well as increases in fuel and other commodity costs, supply-chain disruptions, and associated inflationary pressures have impacted our business the most. Additionally, the U.S. government and governments in other jurisdictions have in the past responded, and may in the future respond, to geopolitical developments by imposing economic sanctions and export controls. We incur costs and are exposed to operational risk in connection with compliance with economic sanctions and restrictions imposed by governments. These conditions and events and others like them are highly complex and inherently uncertain, and their effect on our business, results of operations, financial condition, and prospects in the future cannot be reliably predicted.
Due to the nature of our business, we are particularly susceptible to natural disasters or other isolated events that may have an increased impact on our customers or the collateral securing our loans. In the past, we have been able to mitigate potential losses through the use of insurance or reinsurance. However, there can be no assurance that future losses will be covered under our insurance or reinsurance policies or that insurance or reinsurance will remain available to us on commercially reasonable terms.
Our hedging strategies may not be successful in mitigating our interest rate, foreign exchange, and market risks, which could adversely affect our financial results.
We employ various hedging strategies to mitigate the interest rate, foreign exchange, and market risks inherent in many of our assets and liabilities. Our hedging strategies rely considerably on assumptions and projections regarding our assets and liabilities as well as general market factors. If any of these assumptions or projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, foreign exchange rates, and other market factors, we may experience volatility in our earnings that could adversely affect our profitability and financial condition. In addition, we may not be able to find market participants that are willing to act as our hedging counterparties on acceptable terms or at all, which could have an adverse effect on the success of our hedging strategies. Our hedging strategies are not designed to eliminate all interest rate, foreign exchange, and market risks, and we were adversely impacted from high interest rates in 2022, 2023, and 2024. Refer to the risk factors titled The levels of or changes in interest rates could affect our results of operations and financial condition and Significant fluctuations in the valuation of investment securities or market prices could negatively affect our financial results.
We use estimates and assumptions in determining the value or amount of many of our assets and liabilities. If our estimates or assumptions prove to be incorrect, our cash flow, profitability, financial condition, and prospects could be adversely affected.
We use estimates and assumptions in determining the fair value of many of our assets, including retained interests from securitizations, loans held for sale, and other investments that do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining the residual values of our operating lease assets. In addition, we use estimates and assumptions in determining our allowance for loan losses, reserves for legal matters, insurance losses, and loss adjustment expenses (which represent the accumulation of estimates for both reported losses and those incurred, but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements). Refer to the section titled Critical Accounting Estimates in the MD&A that follows. Our assumptions and estimates may be inaccurate for many reasons. For example, they often involve matters that are inherently difficult to predict and that are

Ally Financial Inc. • Form 10-K
beyond our control (such as macroeconomic conditions and their impact on automotive dealers and retailers, and consumers) and often involve complex interactions between a number of dependent and independent variables, factors, and other assumptions. In addition, our estimates and assumptions are based on the data that is available to us, some of which is provided by third parties. Any deficiencies in the accuracy, timeliness or completeness of data, or the effectiveness in our data gathering, analysis and validation processes, including processes to validate third-party sources of data, could result in errors in our estimates and assumptions. Assumptions and estimates are also far more difficult during periods when markets are dislocated or illiquid and when comparable historical data is lacking or where future outcomes deviate from historical results, such as during the COVID-19 pandemic and the subsequent recovery. As a result, our actual experience may differ substantially from these estimates and assumptions. A meaningful difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition, and prospects and may increase the volatility of our financial results. In addition, several different judgments associated with assumptions or estimates could be reasonable under the circumstances and yet result in significantly different results being reported.
Significant fluctuations in the valuation of investment securities or market prices could negatively affect our financial results.
Market prices for investment securities, nonmarketable equity investments, and other financial assets are subject to considerable fluctuation. Fluctuations may result, for example, from perceived changes in the value of the asset, the relative price of alternative investments, the usual volume of trading in the asset, shifts in investor sentiment, geopolitical events, actual or expected changes in monetary or fiscal policies, and general market conditions, such as inflation. Due to these kinds of fluctuations, the amount that we realize in the subsequent sale of an investment may significantly differ from the last reported value and could negatively affect our financial results. For example, because nonmarketable equity investments are not readily salable in capital markets, their values are particularly susceptible to extreme volatility. For example, in 2022 we recorded a net loss on nonmarketable equity investments of $132 million primarily related to downward adjustments, driven by an impairment in one of our investments. Additionally, negative fluctuations in the value of available-for-sale investment securities could result in unrealized losses recorded in equity. For example, in 2022 we recorded $4.0 billion of net unrealized losses on our available-for-sale securities within accumulated other comprehensive loss. During 2023, we transferred securities from available-for-sale to held-to-maturity, which reduced our exposure to fluctuations in accumulated other comprehensive loss. As of December 31, 2024, the unrealized losses on our available-for-sale and held-to-maturity investment securities within other comprehensive loss was $3.3 billion and $616 million, respectively. As of December 31, 2023, the unrealized losses on our available-for-sale and held-to-maturity investment securities within other comprehensive loss was $3.1 billion and $682 million, respectively. Refer to Note 8 to the Consolidated Financial Statements for additional information on the transfer of available-for-sale securities to held-to-maturity. Refer to the risk factor above, titled The levels of or changes in interest rates could affect our results of operations and financial condition for more information on risks associated with increases in interest rates.
Changes in accounting standards could adversely affect our reported revenues, expenses, profitability, and financial condition.
Our financial statements are subject to the application of U.S. GAAP, which are periodically revised or expanded. The application of U.S. GAAP is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB, the SEC, banking agencies, and our independent registered public accounting firm. Those changes are beyond our control but could adversely affect our revenues, expenses, profitability, or financial condition. For example, the adoption of CECL effective January 1, 2020, resulted in a significant increase to our allowance for loan losses in 2020. Refer to Note 1 to the Consolidated Financial Statements for financial accounting standards issued by the FASB, but not yet adopted by the Company. Required changes to accounting policies and standards can be hard to predict and can materially impact our financial results. In some instances, we have been required, and in the future may be required, to apply a new or revised standard retroactively, which would result in the recasting of our prior period financial statements.
The financial system is highly interrelated, and the failure of even a single financial institution or other participant in the financial system could adversely affect us.
The financial system is highly interrelated, including as a result of lending, trading, clearing, counterparty, and other relationships. We have exposure to and routinely execute transactions with a wide variety of financial institutions, including brokers, dealers, commercial banks, and investment banks. The financial system includes other substantial participants as well, including exchanges, central counterparties, government-sponsored enterprises, insurance companies, private-equity funds, hedge funds, family offices, mutual funds, and money-market funds. If any of these institutions or participants were to become or perceived to be unstable, were to fail in meeting its obligations in full and on time, or were to enter bankruptcy, conservatorship, or receivership, the consequences could ripple throughout the financial system and may adversely affect our business, results of operations, financial condition, or prospects. For example, on November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDI Act in connection with the receiverships of SVB and Signature. Because of interrelationships within the financial system, this could occur even if the institution or participant itself were not systemically important or perceived to play a meaningful role in the stable functioning of the financial markets. We paid $14 million in special assessments during the year ended December 31, 2024. As of December 31, 2024, our FDIC special assessment liability was $29 million.

Ally Financial Inc. • Form 10-K
Adverse economic conditions or changes in laws in the states where we have loan or operating lease concentrations may negatively affect our business and financial results.
We are exposed to portfolio concentrations in some states, including California, Texas, and Florida. Accordingly, the impact of any of the risks described in this section may be intensified to the extent they disproportionately impact the jurisdictions in which our portfolios are concentrated. Factors adversely affecting the economies and applicable laws in these states, including public policies that have the effect of drawing financial-services companies into contentious political or social issues, could have an adverse effect on our business, results of operations, and financial condition. See the risk factor above, titled Our business and financial results may be negatively affected by governmental actions related to climate change and related sustainability issues and the risk factor below, titled Climate change could adversely affect our business, operations, and reputation.
Negative publicity outside of our control, or our failure to successfully manage issues arising from our conduct or in connection with the financial services industry generally, could damage our reputation and adversely affect our business or financial results.
The performance and value of our business could be negatively impacted by any reputational harm that we may suffer, especially as an intermediary within the financial system. This harm could arise from negative publicity outside of our control or our failure to adequately address issues arising from our conduct or in connection with the financial services industry generally. Risks to our reputation could arise in any number of contexts—for example, stricter regulatory or supervisory environments, cyber incidents and other security breaches, material accounting errors, inabilities to meet customer expectations, political controversies and social trends involving financial-services, mergers and acquisitions, lending or banking practices, actual or perceived conflicts of interest, failures to prevent money laundering, inappropriate conduct by employees, inadequate corporate governance, and any similar issues affecting our service providers. In addition, we operate across a number of different businesses, and negative publicity with respect to one business could have negative consequences across all of our businesses. The impact of negative publicity and reputational harm could lead to loss of customers or deposits, increased susceptibility to litigation and enforcement actions or other adverse effects on our business, results of operations and financial condition.
Our failure to meet stakeholder expectations on sustainability-related issues could result in reputational harm, a loss of customer and investor confidence, and adverse business and financial results.
A wide range of stakeholders, including governments, investors, customers, and the general public are increasingly focused on sustainability topics, including climate change and diversity. Stakeholder views and expectations on sustainability-related issues are diverse, dynamic, and rapidly changing. We may not be able to meet the full range of expectations and demands for all of our stakeholders, including as a result of factors outside of our control. Due to divergent stakeholder views on these matters, we are at increased risk that any action, or lack thereof, concerning these matters will be perceived negatively by some stakeholders. See the risk factors above, titled Our business and financial results could be adversely affected by the political environment and governmental fiscal and monetary policies and Our business and financial results may be negatively affected by governmental actions related to climate and other sustainability issues. For example, our sustainability practices, oversight, and disclosures may be perceived to be inadequate or inappropriate by governmental officials, supervisory authorities, investors, customers, or other constituencies with the ability to affect our business and financial results, including because of the practices of and information received from third parties with whom we do business. Any failure to meet our stakeholders’ full range of expectations and demands could result in reputational damage, a loss of customer and investor confidence, increased legal and operational risks, and other adverse effects on our results of operations and prospects.
Climate change could adversely affect our business, operations, and reputation.
Climate change and the management of climate and related environmental risks is inherently complex. The dynamic nature of climate and sustainability-related issues, as well as related science, standards, regulations, technology and methodologies create challenges in evaluating and measuring potential impacts of climate-related physical and transition risks, particularly those that occur over long time horizons. These physical and transition risks also may have a negative impact on the business, operations, or financial condition of customers, counterparties, and service providers on whom we rely. The impact of natural disasters and the potential financial costs on us or our customers has increased in recent years, and may continue to increase in the future. In addition, to the extent that our customers are impacted by the physical or transition risks associated with climate change, it may impact their ability to repay loans, which in turn could increase the amount and rate of delinquencies and losses, raise our operating and other expenses, and negatively impact the returns on and the value of our loans. Climate change may also impact the broader economy, including through changes to the production, allocation, and use of energy and disruptions to supply chains. If our strategic or tactical responses to these physical and transition risks are or are perceived to be ineffective or insufficient, or inconsistent with regulatory requirements or expectations in one or more jurisdictions, we could be subject to supervisory and other governmental actions, increased legal and reputational damage, a loss of customer or investor confidence, difficulty retaining or attracting talented employees, or other harm. Refer to the risk factor above, titled Our business and financial results may be negatively affected by governmental responses to climate and other sustainability issues for more information on risks associated with governmental responses to climate change.
Risks Related to Our Operations
We face a wide array of security risks that could result in business, reputational, financial, regulatory, and other harm to us.
Our operating systems and infrastructure, as well as those of our service providers or others on whom we rely, are subject to security risks that are rapidly evolving and increasing in scope, complexity, and frequency. This is due, in part, to the introduction of new

Ally Financial Inc. • Form 10-K
technologies, the continued expansion of the use of internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of hostile state-sponsored actors, organized crime, perpetrators of fraud, hackers, terrorists, and others. We, along with other financial institutions, our service providers, and others on whom we rely, have been and are expected to continue to be the target of cyberattacks and fraud, which could include computer viruses, malware, malicious or destructive code, social engineering (including phishing, spear phishing, or other attacks), denial-of-service or denial-of-information attacks, ransomware, account takeover or identity theft, fraudulent remote work schemes, access violations or other insider threats by employees or vendors, attacks on the personal email of employees, and ransom demands accompanied by extortion or other threats to expose security vulnerabilities. In addition, we are subject to additional risks as a result of the mishandling or misuse of personal information by our employees or third-party service providers. Data breaches at our third-party service providers have in the past and may in the future continue to expose confidential information about our company and customers to bad actors. We have been subject to litigation in the past in connection with data breaches and in the future could be subject to significant legal costs and damages, regulatory fines or penalties, reputational damage or other adverse effects as a result of data breaches. These risks may be amplified due to our and our third-party service providers use of cloud-based services and other emerging technologies in connection with our data governance activities. Risks relating to cyberattacks on our service providers and other third-parties, including supply-chain attacks affecting our software and information-technology providers, have been rising as such attacks become increasingly frequent and severe. The development of new technologies, systems or processes, as well as the utilization of decentralized technology infrastructures (such as our increased utilization of cloud computing), software-defined networks and artificial intelligence, could expose us to additional cybersecurity risks. Further, the use of artificial intelligence by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our service providers and others on whom we rely. All of these factors increase the susceptibility of our networks to unauthorized access and could increase the amount of information that may be available to cybercriminals in the event of a successful cybersecurity attack. We, our service providers, and others on whom we rely are also exposed to more traditional security threats to physical facilities and personnel.
These security and fraud risks could result in business, reputational, financial, regulatory, and other harm to us, which could be particularly pronounced due to our being a digital financial-services company with a meaningful dependence on service providers. For example, if sensitive, confidential, or proprietary data or other information about us or our customers, employees, third-parties, or others were improperly disclosed, accessed, or destroyed because of a security breach, we could experience severe business or operational disruptions, reputational damage, contractual claims, supervisory actions, or litigation by private plaintiffs. As a digital financial-services company and a direct bank with no branch network, we may face heightened pressure to resolve security breaches more expeditiously to prevent or mitigate a loss of depositor or customer confidence, and if we were to fail to do so, our viability as a going concern could be threatened. As threats inevitably evolve, we expect to continue experiencing increased scrutiny of our security frameworks and protocols by supervisory authorities and others and to continue expending significant resources to enhance our defenses, to educate our employees, to monitor and support the defenses established by our service providers and others on whom we rely, and to investigate and remediate incidents and vulnerabilities as they arise or are identified. Even so, we may not be able to anticipate, detect, or recognize threats or implement effective preventive measures against all security breaches, especially because techniques change frequently, attacks can be launched with no warning from a wide variety of sources around the globe, and attackers often need few resources to extensively probe and exploit vulnerabilities over lengthy periods of time. A breach, moreover, may not be identified until well after the attack has occurred and the damage has been caused. In addition, upon identification of a breach, there can be no assurance that our business continuity or information security response plans will effectively mitigate operational risks, and any backup systems or manual processes may not be able to process data as efficiently or effectively as our primary systems.
We also could be adversely affected by security risks faced by others, especially in light of the increased connectivity of third parties (including contractors) and electronic devices with our systems. For example, a cyberattack or other security breach affecting dealers, a service provider or another entity on whom we rely could negatively impact us and our ability to conduct business and operations just as much as a breach affecting us directly. Further, in such a circumstance, we may not receive timely notice of or sufficient information about the breach or be able to exert any meaningful control or influence over how and when the breach is addressed. In addition, a security threat affecting the business community, the markets, or parts of them may cycle or cascade through the financial system and harm us. The mere perception of a security breach involving us or any part of the financial services industry, whether or not true, also could damage our business, operations, or reputation.
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
We rely heavily upon communications, data management, and other operating systems and infrastructure—including cloud-based services—to conduct our business and operations, which creates meaningful operational risk for us. In the past, we have faced operational disruptions as a result of outages in connection with access to cloud-service providers. Any failure of or interruption in these systems or infrastructure or those of our service providers or others on whom we rely—including as a result of inadequate or failed technology or processes, coding errors, unplanned or unsuccessful updates to technology, sudden increases in transaction volume, human errors, fraud or other misconduct, deficiencies in the integration of acquisitions or the commencement of new businesses, energy or similar infrastructure outages, disruptions in communications networks or systems, natural disasters, catastrophic events, pandemics, acts of terrorism, political or social unrest, external or internal security breaches, acts of vandalism, cyberattacks such as computer viruses and malware, misplaced or lost data, or breakdowns in business continuity plans—could cause failures or delays in receiving applications for loans and operating leases,

Ally Financial Inc. • Form 10-K
underwriting or processing loan or operating-lease applications, servicing loans and operating leases, accessing online accounts, processing transactions, executing brokerage orders, communicating with our customers, managing our investment portfolio, or otherwise conducting our business and operations. These adverse effects could be exacerbated if systems or infrastructure need to be taken offline or meaningfully repaired, if backup systems or infrastructure are not adequately redundant and effective for the conduct of our business and operations, or if technological or other solutions do not exist or are slow to be developed. Further, to the extent that the systems or infrastructure of service providers or others are involved, we may have little or no knowledge, control, or influence over how and when failures or delays are addressed. As a digital financial-services company with a meaningful dependence on service providers, we are susceptible to business, reputational, financial, regulatory, and other harm as a result of these risks.
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
As a digital financial-services company and a direct bank with no branch network, we significantly depend on technology to deliver our products and services and to otherwise conduct our business and operations. To remain technologically competitive and operationally efficient, we invest in system upgrades, new solutions, cloud-based services, artificial intelligence, and other technology initiatives. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems, and require substantial financial, human, and other resources. Further, our utilization of artificial intelligence technologies could result in content or analyses that are inaccurate or deficient. Although we take steps to mitigate the risks and uncertainties associated with these initiatives, they are not always implemented on time, within budget, or without negative financial, operational, or customer impact and do not always perform as we or our customers expect, and no assurance can be provided that initiatives in the future will be or will do so. We also may not succeed in anticipating or keeping pace with future technology needs, the technology demands of customers, or the competitive landscape for technology. If we were to misstep in any of these areas, our business, financial results, or reputation could be negatively impacted. Our use of systems and other technologies also depends on rights or interests in the underlying intellectual property, which we or our service providers may own or license. If we or a service provider were alleged or found to be infringing on the intellectual-property rights of another person or entity, we could be liable for significant damages for past infringement, substantial fees for continued use, and deprivation of access for limited or extended periods of time without the practical availability of an alternative.
Our enterprise risk-management framework or independent risk-management function may not be effective in mitigating risk and loss.
We maintain an enterprise risk-management framework that is designed to identify, measure, assess, monitor, test, control, report, escalate, and mitigate the risks that we face. These include credit, insurance/underwriting, market, liquidity, business/strategic, reputation, operational, model, information-technology/cyber-security/data, compliance, and conduct risks. The framework incorporates risk culture and incentives, risk governance and organization, strategy and risk appetite, a material-risk taxonomy, key risk-management processes, and risk capabilities. Our chief risk officer, chief compliance officer, and other personnel who make up our independent risk-management function are responsible for overseeing and implementing the framework. Refer to the section titled Risk Management in the MD&A that follows. We aim to continuously improve the risk-management framework in response to internal reviews and assessments, evolving industry practices, and changes in business and regulatory expectations. Even with these improvements, however, the framework cannot guarantee that we will effectively mitigate risk and limit losses in our business and operations. If conditions or circumstances arise that expose flaws or gaps in the framework or its design or implementation, the performance and value of our business and operations could be adversely affected. An ineffective risk-management framework or function also could give rise to enforcement and other supervisory actions, damage our reputation, and result in private litigation.
Our business and operations make extensive use of models, and we could be adversely affected if our design, implementation, or use of models is flawed.
We use quantitative models to price products and services, measure risk, calculate the quantitative portion of our allowance for loan losses, estimate asset and liability values, assess capital and liquidity, manage our balance sheet, create financial forecasts, and otherwise conduct our business and operations. If the design, implementation, or use of any of these models is flawed, a model’s assumptions or limitations are misunderstood or set incorrectly, or the input data used is inaccurate or unrepresentative, we could make strategic or tactical decisions based on incorrect, misleading, or incomplete information. In addition, to the extent that any flawed or misused models or inappropriate inputs cause inaccurate model outputs are used in reports to banking agencies or the public, we could be subjected to supervisory actions, private litigation, and other proceedings that may adversely affect our business and financial results. Refer to the section titled Risk Management in the MD&A that follows.

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
Our certificate of incorporation, our bylaws, and Delaware law contain provisions that could have the effect of discouraging, hindering, or preventing an acquisition that the Board does not find to be in the best interests of us and our shareholders. For example, our organizational documents include provisions that limit the liability of our directors, provide indemnification to our directors and officers, and limit the ability of our shareholders to call and bring business before special meetings of shareholders by requiring any requesting shareholders to hold at least 25% of our common stock in the aggregate.
These provisions, alone or together, could delay hostile takeovers and changes in control of Ally or changes in management.
In addition, we are subject to Section 203 of the General Corporation Law of the State of Delaware, which generally prohibits a corporation from engaging in various business combination transactions with any interested shareholder (generally defined as a shareholder who owns 15% or more of a corporation’s voting stock) for a period of three years following the time that the shareholder became an interested shareholder, except under specified circumstances such as the receipt of prior board approval.
Banking and antitrust laws, including associated regulatory-approval requirements, also impose significant restrictions on the acquisition of direct or indirect control over any BHC, like Ally, or any insured depository institution, like Ally Bank. Any provision of our organizational documents or applicable law that deters, hinders, or prevents a non-negotiated takeover or change in control of Ally could limit the opportunity for our shareholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Ally Financial Inc. • Form 10-K
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Refer to the section titled Information Technology/Cybersecurity/Data Risk in the MD&A for a discussion related to cybersecurity.
Item 2.    Properties
Our principal corporate offices are located in Detroit, Michigan, and Charlotte, North Carolina. In Detroit, we lease approximately 403,000 square feet of office space under a lease that expires in December 2028. In Charlotte, we occupy approximately 632,000 square feet of office space in a corporate facility that we own.
The primary offices for both our Automotive Finance and Insurance operations are located in Detroit, and are included in the totals referenced above. The primary office for our Corporate Finance operations is located in New York, New York, where we lease approximately 55,000 square feet of office space under a lease that expires in October 2026.
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

Part II
Ally Financial Inc. • Form 10-K

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the symbol “ALLY.” At December 31, 2024, we had 305,387,550 shares of common stock outstanding, compared to 302,459,258 shares at December 31, 2023. As of February 14, 2025, we had approximately 33 holders of record of our common stock.
On January 16, 2025, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. Any future dividends on our common stock will be determined by our Board in its sole discretion and will depend on our business, financial condition, earnings, capital, liquidity, and other factors at the time. In addition, any plans to continue dividends in the future will be subject to our stress capital buffer requirement and the FRB’s review of our annual capital plan. There is no assurance that our Board will approve, or the FRB will permit, future dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12.
Stock Performance Graph
The following graph compares the cumulative total return to shareholders on our common stock relative to the cumulative total returns of the S&P 500 index and the S&P Financials index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2019, and its relative performance is tracked through December 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.
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
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period ending
Ally Financial Inc.
S&P Financials Index
S&P 500 Index

Recent Sales of Unregistered Securities
Ally did not have any sales of unregistered securities in the last three fiscal years.

Ally Financial Inc. • Form 10-K
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended December 31, 2024.

Three months ended December 31, 2024	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (in dollars)
October 2024	—	$—
November 2024	35	34.53
December 2024	132	39.28
Total	167	38.27
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
•our ability to optimize our automotive finance and insurance businesses and to continue diversifying into and growing other consumer and commercial business lines, including corporate finance, brokerage, and personal advice;
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
•our ability to meet stakeholder expectations on sustainability-related issues;
•policies and other actions of governments to manage and mitigate climate and other sustainability issues, and the effects of climate change or the transition to a lower-carbon economy on our business, operations, and reputation; or
•other assumptions, risks, or uncertainties described in the Risk Factors (Item 1A), Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), or the Notes to the Consolidated Financial Statements (Item 8) in this Annual Report on Form 10-K or described in any of the Company’s annual, quarterly or current reports.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a financial-services company with the nation’s largest all-digital bank and an industry-leading automotive financing and insurance business, driven by a mission to “Do It Right” and be a relentless ally for customers and communities. The Company serves customers with deposits and securities brokerage and investment advisory services as well as automotive financing and insurance offerings. The Company also includes a seasoned corporate finance business that offers capital for equity sponsors and middle-market companies. Ally is a Delaware corporation and is registered as a BHC under the BHC Act, and an FHC under the GLB Act.
Change in Accounting Principle
During the fourth quarter of 2024, we elected to change our method of accounting for ITCs from the flow-through method to the deferral method. The deferral method is the preferred method of accounting for ITCs as it promotes matching of the benefits of the recognition of the ITC with the expected use of the asset. Our prior election to use the flow-through method of accounting was driven by the historical insignificance of qualifying credits. As a result of the increase in electric vehicle lease originations in the first half of 2024, which resulted in an increase in qualifying credits, we began to explore a change to the preferred method under U.S. GAAP. The effects of this change in accounting method have been retrospectively applied to all periods presented. Refer to Note 1 to the Consolidated Financial Statements for further information.
Change in Allocation of Costs to Reportable Segments
During the fourth quarter of 2024, we changed our COH methodology to eliminate the allocation of funding costs associated with our deposits business, which will now reside within Corporate and Other. This change reflects our reportable operating segments under a market-funding approach and aligns the costs of deposit funding with the related benefits received from deposit funding, which also resides with Corporate and Other. Additionally, our COH methodology was changed to allocate additional overhead expenses related to centralized support functions and marketing sponsorships to our reportable operating segments as a result of a change in how our CODM assesses our performance. These expenses were previously included within Corporate and Other. The manner in which our CODM views our COH methodologies changed after our current CEO joined Ally during 2024 and completed a review of the strategy of the business. Also, during the fourth quarter of 2024, we changed our FTP methodology by aligning the capital credit and charge calculations with the FTP rate charged to each business line. Capital credits reduce the business lines’ overall FTP charge, recognizing that a portion of a business line’s assets is funded with allocated regulatory capital. Capital charges impact business lines not subject to FTP funding allocations and are applied to the amount of excess equity that the business line holds, relative to its regulatory capital. Amounts for 2023 and 2022 have been recast to conform to the current COH and FTP methodologies.
Change in Reportable Segments
As a result of a change in how our CODM views and operates our business, during the fourth quarter of 2024, we made changes in the composition of our operating segments. The manner in which our CODM views and assesses performance changed after our current CEO joined Ally during 2024 and completed a review of the strategy of the business. Furthermore, consumer mortgage originations will cease during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio. Financial information related to our Mortgage Finance business is now included in Corporate and Other. Previously, all such activity was presented as a separate reportable segment. Our other operating segments, Automotive Finance operations, Insurance operations, and Corporate Finance operations remained reportable operating segments. We allocate costs to our reportable segments in a manner consistent with the methodology updated during the fourth quarter of 2024. Amounts for 2023 and 2022 have been recast to conform to the current CODM view.
Our Business
Dealer Financial Services
Dealer Financial Services is composed of our Automotive Finance and Insurance segments. Our primary customers are automotive dealers, which includes OEM-franchised dealers, non-OEM-franchised dealers with a national presence, and automotive retailers, such as Carvana, CarMax, and EchoPark. A dealer may sell or lease a vehicle for cash but, more typically, enters into a retail installment sales contract or operating lease with the customer and then sells the retail installment sales contract or the operating lease and the leased vehicle, as applicable, to Ally or another automotive finance provider. The purchase by Ally or another provider is commonly described as indirect automotive lending to the customer.
Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. We have deep dealer relationships that have been built throughout our over 100-year history, and we are leveraging competitive strengths to expand our dealer footprint. Our business model encourages dealers to use our broad range of products through incentive programs like our Ally Dealer Rewards program. Our automotive finance services include purchasing retail installment sales contracts and operating leases from dealers and automotive retailers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. We also offer retail VSCs and commercial insurance primarily covering dealers’ vehicle inventories. We are a leading provider of VSCs, GAP, and VMCs. Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles, make us a premier automotive finance and insurance company ready to support and strengthen our approximately 21,400 active dealer relationships. A dealer is

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
considered to have an active relationship with us if we provided automotive financing, remarketing, or insurance services during the three months ended December 31, 2024.
Automotive Finance
Our Automotive Finance operations provide U.S.-based automotive financing services to consumers, automotive dealers and retailers, other businesses, and municipalities. Our business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles make us a premier automotive finance company. At December 31, 2024, our Automotive Finance operations had $113.1 billion of assets and generated $5.8 billion of total net revenue in 2024. For consumers, we provide financing for new and used vehicles. In addition, our CSG provides automotive financing for small businesses and municipalities. At December 31, 2024, our CSG had $9.3 billion of loans outstanding. Through our commercial automotive financing operations, we fund purchases of new and used vehicles through wholesale floorplan financing. We manage commercial account servicing on approximately 2,600 dealers that utilize our floorplan inventory lending or other commercial loans. We serviced $84.0 billion on-balance sheet consumer loans and operating leases at December 31, 2024, and our commercial loan portfolio was approximately $22.9 billion at December 31, 2024. The extensive infrastructure, technology, and analytics of our servicing operations, as well as the experience of our servicing personnel, enhance our ability to manage our loan losses and enable us to deliver a favorable customer experience to both our dealers and retail customers. During 2024, we continued to reposition our origination profile to focus on capital optimization and risk-adjusted returns. In 2024, total consumer automotive originations were $39.2 billion, a decrease of $791 million compared to 2023. The shorter-term duration consumer automotive loan and variable-rate commercial loan portfolios offer attractive asset classes where we continue to optimize risk-adjusted returns through origination mix management and pricing and underwriting discipline.
Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers and automotive retailers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automotive manufacturers and suppliers. We continue to identify and cultivate relationships with automotive retailers, including those with leading e-commerce platforms. We also operate an online direct-lending platform for consumers seeking direct financing. We believe these products will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Furthermore, our strong and expansive dealer relationships, comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. We have provided and continue to provide automobile financing for battery-electric and plug-in hybrid vehicles, including brands such as Tesla, Jeep, Alfa Romeo, and Chevrolet. This positions us to remain a leader in automotive financing as we believe the majority of these vehicles will be sold through dealerships and automotive retailers with whom we have an established relationship. Additionally, we continue to partner and build relationships with automotive manufacturers who use a direct-to-consumer model. During the year ended December 31, 2024, $1.8 billion of our consumer automotive retail loan originations and purchases, and $2.5 billion of our operating lease originations and purchases, were for battery-electric and plug-in hybrid vehicles. As of December 31, 2024, $2.3 billion of our consumer automotive finance receivables and loans had battery-electric or plug-in hybrid vehicles as the underlying collateral, and $3.0 billion of our investment in operating leases, net of accumulated depreciation, were battery-electric or plug-in hybrid vehicles.
We have focused on developing dealer relationships beyond those relationships that primarily were developed through our previous role as a captive finance company for GM and a preferred provider for Stellantis. We have established relationships with thousands of automotive dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. Outside of GM and Stellantis, our other OEM-franchised dealers include brands such as Ford, Toyota, Hyundai, Kia, Nissan, Honda, and others, including automotive manufacturers who use a direct-to-consumer model. Our non-OEM-franchised dealers and automotive retailers include used-vehicle-only retailers with a national presence, as well as online-only automotive retailers, such as Carvana, CarMax, and EchoPark.
We have continued to focus on the consumer used-vehicle segment, primarily through franchised dealers and automotive retailers. This has resulted in used-vehicle financing volume growth, and has positioned us as an industry leader in used-vehicle financing. The highly fragmented used-vehicle financing market, with a total financing opportunity represented by approximately 292 million vehicles in operation, provides an attractive opportunity that we believe will further expand and support our dealer relationships and increase our risk-adjusted return on retail loan originations. As of December 31, 2024, approximately 75% of our automotive dealer relationships were with franchised dealers.
Beyond offering a full suite of solutions for our dealership customers, we also offer application pass-through programs for credit applications that do not meet our underwriting criteria, allowing dealers to provide expanded access to credit for consumers and improve sales at their dealership. Through our pass-through programs, we are able to monetize our declined applications by generating a combination of acquisition fee and servicing revenue for loans that are originated, sold to, and serviced on behalf of a third-party lender, or one-time acquisition fees for loans funded and serviced by a third party. At December 31, 2024, and December 31, 2023, the consumer automotive whole-loan serviced portfolio related to our pass through program was $1.2 billion and $956 million, respectively.
For consumers, we provide automotive loan financing and leasing for approximately 4.0 million new and used vehicle contracts. Retail financing for the purchase of vehicles by individual consumers generally takes the form of installment sales financing. We originated a total of approximately 1.2 million automotive loans and operating leases during the years ended December 31, 2024, and 2023, totaling $39.2 billion and $40.0 billion, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Our consumer automotive financing operations generate revenue primarily through finance charges on retail installment sales contracts and rental payments on operating lease contracts. For operating leases, when the contract is originated, we estimate the residual value of the leased vehicle at lease termination. Periodically thereafter we revise the projected residual value of the leased vehicle at lease termination and may adjust depreciation expense over the remaining life of the lease, if appropriate. Given the fluctuations in used vehicle values, our actual sales proceeds from remarketing the vehicle may be higher or lower than the projected residual value after adjusting for any residual value guarantees, which results in gains or losses on lease termination. While all operating leases are exposed to potential reductions in used vehicle values, it is only where we take possession of the vehicle that we could be affected by potential reductions in used vehicle values. Refer to the Operating Lease Residual Risk Management and Critical Accounting Estimates sections of this MD&A for further discussion of credit risk and lease residual risk.
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
Our commercial automotive financing operations primarily fund inventory purchases of new and used vehicles by dealers, commonly referred to as wholesale floorplan financing. This represents the largest portion of our commercial automotive financing business. Wholesale floorplan loans are secured by vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral or other credit enhancements (for example, personal guarantees from dealership owners) are typically obtained to further mitigate credit risk. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles, subject to payment curtailment schedules. Interest on wholesale automotive financing is generally payable monthly and is indexed to a floating-rate benchmark. The rate for a particular dealer is based on, among other considerations, competitive factors and the dealer’s creditworthiness. During 2024, we financed an average of $17.4 billion of dealer vehicle inventory through wholesale floorplan financings. Other commercial automotive lending products, which averaged $6.4 billion during 2024, consist of automotive dealer revolving lines of credit, term loans, including those to finance dealership land and buildings, and dealer fleet financing. We also provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. In 2024, Ally and other parties, including dealers, fleet rental companies, and financial institutions, utilized SmartAuction to sell approximately 556,000 vehicles to dealers and other commercial customers. SmartAuction served as the remarketing channel for 35% of our off-lease vehicles.
Insurance
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel in the U.S. and Canada, and commercial insurance products sold directly to dealers in the U.S. Our insurance business provides a strong dealer value proposition through our deep industry knowledge, strong service levels, and diversified product suite that complements our automotive finance business in order to drive strong retention rates and help protect and grow the business of our dealer customers. In addition to our product offerings, we provide consultative services and training to assist dealers in optimizing F&I results while achieving high levels of customer satisfaction and regulatory compliance. We also advise dealers regarding necessary liability and physical damage coverages critical to protecting a dealer’s business. We continue to evolve our product suite and digital capabilities to position our business for future opportunities through growing third-party relationships and sales through our online direct-lending platform. Our Insurance operations had $9.3 billion of assets at December 31, 2024, and generated $1.6 billion of total net revenue during 2024.
We are a market leading provider of dealer insurance products and have approximately 5,700 dealer relationships to whom we offer a variety of commercial products and levels of coverage. Vehicle inventory insurance for dealers provides physical damage protection for dealers’ floorplan vehicles that may be financed by Ally, another lender, or may be owned by the dealer. Dealers who receive wholesale financing from us are eligible for insurance incentives such as automatic eligibility for our preferred insurance programs. During 2024, we added new inventory insurance relationships, including Nissan and Toyota, and continue to grow our market position leveraging our scale and significant experience in this space. We also offer property, liability, and other ancillary coverages to dealers that are underwritten by a third-party carrier with a portion of the insurance risk assumed through a quota share agreement.
Our dealer F&I products are primarily distributed indirectly through the automotive dealer network which includes dealer relationships of approximately 1,500 in the U.S. where we serve 2.4 million consumers. As part of our focus on offering dealers a broad range of consumer F&I products, we offer VSCs, VMCs, and GAP products. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models offering owners and lessees mechanical repair protection and roadside assistance beyond the manufacturer’s new vehicle warranty. Our GAP products cover certain amounts owed by a customer beyond their covered vehicle’s value in the event the vehicle is damaged or stolen and declared a total loss. We offer F&I products in Canada, where we serve approximately 500,000 consumers and are the preferred VSC and other protection plan provider for GM Canada and VSC provider for Subaru Canada. Our contract to serve as the preferred VSC and protection plan provider for GM Canada extends into the third quarter of 2027.
We also underwrite ClearGuard on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction. On a smaller scale, we also periodically assume other non-automotive insurance

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
risks through quota share arrangements and perform services as an underwriting carrier for insurance programs managed by a third party where we cede the majority of such business to external reinsurance markets.
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
Corporate Finance
Our Corporate Finance operations primarily offer senior-secured loans to private equity sponsor-owned U.S.-based middle-market companies and to well-established asset managers that mostly provide leveraged loans. The portfolio is composed of floating-rate leveraged asset-based and cash flow/enterprise value loans. Our Corporate Finance operations had $9.7 billion of assets at December 31, 2024, and generated $579 million of total net revenue during 2024, and continues to offer attractive returns and diversification benefits to our broader lending portfolio. We have continued to prudently grow our lending portfolio with a focus on a disciplined and selective approach to credit quality, including a greater focus on asset-based loans. As of December 31, 2024, 58% of our loans and 59% of our lending commitments were asset based, with 100% in a first-lien position. We seek markets and opportunities where our clients require customized, highly structured, and time-sensitive financing solutions.
Our Sponsor Finance business focuses on companies owned by private-equity sponsors with loans typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, co-lending arrangements, turnarounds, and debtor-in-possession financings. Additionally, our Lender Finance business provides asset managers and other financing sources with facilities to partially fund their direct-lending activities. We also provide a commercial real estate product, primarily focused on lending to skilled nursing facilities, senior housing, memory care facilities, and medical office buildings. Sponsor Finance loan facilities typically include both a revolver and term loan component. Our target commitment hold level for these individual exposures ranges from $15 million to $150 million, depending on product type. Additionally, hold sizes in our Lender Finance business range from $50 million to $750 million. We also have a demonstrated track record of success in arranging larger transactions that we may retain on-balance sheet or syndicate to other lenders. By syndicating loans to other lenders, we are able to provide financing commitments in excess of our target hold levels and generate loan syndication fee income while reducing single obligor risk exposure. All our loans are floating-rate facilities with maturities typically ranging from two to seven years. In certain instances, we may be offered the opportunity to make small equity investments in our borrowers, which provides an additional revenue opportunity for our business. The portfolio is well diversified across multiple industries including financials, services, manufacturing distribution, and other specialty sectors. These specialty sectors include technology/venture finance, and defense and aerospace. Other smaller complementary product offerings that help strengthen our reputation as a full-spectrum provider of financing solutions include issuing letters of credit through Ally Bank and selectively offering second-out loans on certain transactions. For additional information regarding industry concentration of our Corporate Finance operations, refer to the Corporate Finance section of this MD&A.
Corporate and Other
Overview
Corporate and Other primarily consists of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes activity related to certain equity investments, which primarily consist of FHLB and FRB stock, as well as other equity investments through Ally Ventures, our strategic investment business. Additionally, Corporate and Other includes the management of our consumer mortgage portfolio, CRA loans and investments, and reclassifications and eliminations between the reportable operating segments. Costs that are not allocated to our reportable operating segments as part of our COH methodology, which involves management judgment, are also included in Corporate and Other. These costs include operating costs of deposits, treasury activities, and other corporate activities.
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
Ally Invest offers a broad array of products through a fully integrated digital consumer platform centered around self-directed products and advisory services. Ally Invest’s suite of commission-free and low-cost investing options serve both active and passive investors with diverse and evolving financial objectives through a transparent online process. Our digital platform and broad product offerings are enhanced by outstanding client-focused and user-friendly customer service that is accessible via the phone, web, or email.
Ally Invest provides clients with self-directed trading services for a variety of securities including stocks, options, ETFs, mutual funds, and fixed-income products through Ally Invest Securities. Ally Invest Securities also offers margin lending, which allows customers to borrow money by using securities and cash currently held in their accounts as collateral.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
Ally Lending
We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 to the Consolidated Financial Statements for further information.
Ally Credit Card
Financial information related to our credit card business, Ally Credit Card, is included within Corporate and Other. Ally Credit Card is our digital-first credit card platform that features leading-edge technology, and a proprietary, analytics-based underwriting model. As of December 31, 2024, our credit card business had $2.3 billion of finance receivables and loans and approximately 1.3 million customers. On January 20, 2025, we entered into a definitive agreement to divest our credit card business. The transaction is expected to close during the second quarter of 2025, subject to the completion of customary closing conditions.
Corporate Treasury and ALM Activities
The net financing revenue and other interest income of our Automotive Finance and Corporate Finance operations include the results of an FTP process that insulates these operations from interest rate volatility by matching assets and liabilities with similar interest rate sensitivity. We utilize an FTP methodology for the majority of our business operations. The FTP methodology assigns charge rates and credit rates to classes of assets and liabilities on a match funded basis, utilizing a benchmark rate curve plus an assumed credit spread. The assumed credit spread is calculated based on a composite investment grade unsecured yield curve, or based on advance rates published by the FHLB for any asset that is eligible to be pledged as collateral to the FHLB. While the baseline FTP components at Ally assume 100% debt funding, the methodology also incorporates a credit on the allocated capital for each business line based on the business line’s FTP rate charged to its assets. For business lines not subject to an FTP funding allocation, the FTP methodology applies a capital charge to the amount of excess equity that the business line holds, relative to its regulatory capital and other adjustments. The net residual impact of the FTP methodology is included within the results of Corporate and Other. In addition, capital is managed with the goal of enhancing risk-adjusted returns on shareholders’ equity, while maintaining a strong capital position that is consistent with our risk profile. We allocate capital to business growth opportunities, within an established risk appetite, to support our customers and communities. We seek to pay a competitive dividend and may also distribute excess capital to shareholders through common share repurchases.
Deposits
We are focused on growing and retaining a stable deposit base and deepening relationships with our 3.3 million primary deposit customers by leveraging our compelling brand and strong value proposition. Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We have grown our deposits with a strong brand that is based on a promise of being straightforward with our customers, and offering high-quality customer service and competitive interest rates. Ally Bank is the largest online only bank in the United States as measured by retail deposit balances. Our strong customer acquisition and retention rates reflect the strength of our brand and, together with our overall value proposition, continue to drive growth in retail deposits. At December 31, 2024, Ally Bank had $151.6 billion of total deposits—including $143.4 billion of retail deposits, which grew $1.2 billion, or 1%, during 2024. Over the past several years, the continued growth of our retail-deposit base has contributed to a more favorable mix of lower cost funding and we continue to focus on efficient deposit growth by continuing to expand the deposit value proposition beyond competitive deposit rates.
Our deposit products and services are designed to develop long-term customer relationships and capitalize on the shift in consumer preference for direct banking. Ally Bank offers a full spectrum of retail deposit products, including savings accounts, money-market demand accounts, CDs, interest-bearing spending accounts, trust accounts, and IRAs. Our deposit services include Zelle® person-to-person payment services, eCheck remote deposit capture, and mobile banking. Our Smart Savings Tools further demonstrates the ability to deliver innovative digital tools on top of traditional financial products to add incremental value to customers, while also driving increased engagement and loyalty. Over 900,000 customers have adopted our Smart Savings Tools.
We believe we are well-positioned to continue to benefit from the consumer-driven shift from branch banking to direct banking as demonstrated by the growth we have experienced since 2010. We had 3.3 million deposit customers and 6.3 million retail bank accounts as of December 31, 2024, compared to 3.0 million and 6.0 million, respectively, as of December 31, 2023. Our customer base spans across diverse demographic segmentations and socioeconomic bands. Our direct bank business model resonates particularly well with the millennial and younger generations, which consistently make up the largest percentage of our new customers. According to a 2024 American Bankers Association survey, 87% of customers prefer to do their banking most often via digital and other direct channels (internet, mobile, telephone, and mail). Furthermore, over the past five years, estimated direct banking deposits as a percentage of the broader retail deposits market increased by approximately 3 percentage points, from 10% in 2019 to 13% in 2024. We have received a positive response to innovative savings and other deposit products. For the second consecutive year, Wall Street Journal’s BuySide named Ally as the “Best Online Bank”. Additionally, Ally has been recognized on Fortune Recommends “Best Online Banks” list for 2024 in addition to being named “Best Bank” and “Best Bank for CDs” by Nerdwallet. Bankrate also named Ally as “Best Bank Overall”, “Best Online Bank”, “Best CD”, “Best Money Market Account” and “Best Checking Account”. Most recently, Newsweek ranked Ally Bank the #1 Online Bank for Customer Service. Ally

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Bank’s competitive direct banking offerings include online and mobile banking features such as electronic bill pay, remote deposit, and electronic funds transfer nationwide, and no minimum balance requirements.
We intend to continue to grow and invest in our digital direct bank and further capitalize on the shift in consumer preference for direct banking with expanded digital capabilities and customer-centric products that utilize advanced analytics for personalized interactions and other technologies that improve efficiency, security, and the customer’s connection to the brand. We are focused on growing, deepening, and further leveraging the customer relationships and brand loyalty that exist with Ally Bank as a catalyst for future loan and deposit growth.
Mortgage
Corporate and Other includes the financial results of our mortgage operations, which consist of our held-for-sale and held-for-investment consumer mortgage loan portfolios. During 2024, we shifted to prioritize held-for-sale loan originations in our mortgage operations. Consumer mortgage originations will cease during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio. Under our current arrangement, our direct-to-consumer conforming mortgages and certain direct-to-consumer non-conforming jumbo mortgages are originated as held-for-sale and sold. The remaining jumbo and LMI mortgages are originated as held-for-investment and subserviced by a third party.
Through our direct-to-consumer channel, we offer a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third party. Loans originated in the direct-to-consumer channel are sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. During the year ended December 31, 2024, we originated $930 million of mortgage loans through our direct-to-consumer channel.
Through the bulk loan channel, we purchase loans from several qualified sellers, including direct originators and large aggregators who have the financial capacity to support strong representations and warranties, and the industry knowledge and experience to originate high-quality assets. Bulk purchases are made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the year ended December 31, 2024, we purchased $21 million of mortgage loans that were originated by third-parties.
Funding and Liquidity
Our funding strategy targets a stable retail deposit base, supplemented by brokered deposits, public and private secured debt, and public unsecured debt. These diversified funding sources are managed across products, markets, and investors to enhance funding flexibility and stability, resulting in a more cost-effective long-term funding strategy.
Our primary funding source is retail deposits, which we believe, at scale, is the most efficient and stable source of funding for us when compared to other funding sources. At December 31, 2024, deposit liabilities totaled $151.6 billion, which reflects a decrease of $3.1 billion as compared to December 31, 2023. Deposits as a percentage of total liability-based funding was 89% and 88% at December 31, 2024, and December 31, 2023, respectively. Approximately 92% of retail deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of December 31, 2024.
At both December 31, 2024, and December 31, 2023, 95% of Ally’s total assets were within Ally Bank. Longer-term unsecured debt is the primary funding source utilized at the parent company. At December 31, 2024, we had $2.5 billion and $149 million of unsecured long-term debt principal maturing in 2025 and 2026, respectively. We have substantially reduced our reliance on market-based funding by continuing to focus on retail deposit funding.
The strategies outlined above have allowed us to build and maintain a conservative liquidity position. Total available liquidity at December 31, 2024, was $68.5 billion. Absolute levels of liquidity increased during 2024, primarily due to higher cash balances and available FHLB borrowing capacity. Refer to the section below titled Liquidity Management, Funding, and Regulatory Capital for a further discussion about liquidity risk management.
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
Within our consumer automotive loan portfolio, we serve a mix of consumers across the credit spectrum to achieve portfolio diversification and to optimize the risk and return of our consumer automotive portfolio. This is achieved through the utilization of robust credit decisioning processes, coupled with granular pricing that is differentiated across our proprietary credit tiers. While we are a full-spectrum automotive finance lender, the significant majority of our consumer automotive loans are underwritten within the prime-lending segment. We define prime consumer automotive loans primarily as those loans with a FICO® Score at origination of 620 or greater. The

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was approximately 9.7% of our total consumer automotive loans at December 31, 2024.
Within our commercial lending portfolios, our Corporate Finance operations offer senior-secured loans to private equity sponsor-owned U.S.-based middle-market companies and to well-established asset managers that mostly provide leveraged loans. The portfolio is composed of floating-rate leveraged asset-based and cash flow/enterprise value loans. Throughout 2024, this portfolio decreased due to an increased volume of paydowns compared to 2023. The portfolio continued to be well positioned with a disciplined and selective approach to credit quality. Provision for credit losses for our Corporate Finance operations was $8 million for the year ended December 31, 2024, compared to $52 million for the year ended December 31, 2023. Within our commercial automotive business, we continue to offer a variety of dealer-centric lending products, including automotive dealer revolving lines of credit, term loans, including those to finance dealership land and buildings, acquisitions, and dealer fleet financing. These commercial automotive products are an important aspect of our dealer relationships and offer a secured lending arrangement with strong collateral protections in the event of dealer default. The performance of our commercial credit portfolios continues to remain strong. Commercial nonperforming finance receivables and loans decreased $8 million from $119 million at December 31, 2023, to $111 million at December 31, 2024. We had net recoveries within our commercial lending portfolio of $5 million for the year ended December 31, 2024, compared to net charge-offs of $124 million for the year ended December 31, 2023. Refer to the Risk Management section of the MD&A for further details.
Ally Credit Card, our digital-first credit card platform broadens our consumer finance product portfolio with over 1.3 million active credit cardholders as of December 31, 2024. The majority of our credit card portfolio strategy is targeted towards nonprime borrowers while also being inclusive of the broader credit spectrum. As of December 31, 2024, the amortized cost of our finance receivables related to Ally Credit Card was $2.3 billion, as compared to $2.0 billion at December 31, 2023. On January 20, 2025, we entered into a definitive agreement to divest our credit card business. The transaction is expected to close during the second quarter of 2025, subject to the completion of customary closing conditions.
Our mortgage operations focus on applicants with credit profiles and income streams to support repayments of the loan and operates under credit standards that consider and assess the value of the underlying real estate in accordance with prudent credit practices and regulatory requirements. We generally rely on appraisals conducted by licensed appraisers in conformance with the expectations and requirements of Fannie Mae and federal regulators. When appropriate, we require credit enhancements such as private mortgage insurance. We price each mortgage loan that we originate based on several factors, including the customer’s FICO® Score, the LTV ratio, and the size of the loan. For bulk purchases, we only purchase loans from sellers with the experience to originate high-quality loans and the financial wherewithal to support their representations and warranties. During 2024, we shifted to prioritize held-for-sale loan originations in our mortgage operations. Consumer mortgage originations will cease during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Primary Business Lines
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, and Corporate Finance are our primary business lines. The remaining activity is reported in Corporate and Other, which primarily consists of centralized treasury activities as well as Ally Invest, our digital brokerage and personal advice offering, Ally Lending, Ally Credit Card, the management of our consumer mortgage portfolio, CRA loans and investments, and certain strategic investments. Consumer mortgage originations will cease during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio. Additionally, we entered into a definitive agreement to divest our credit card business, the transaction is expected to close during the second quarter of 2025. During the first quarter of 2024, we closed the sale of Ally Lending. For further information, refer to Note 2 and Note 31 to the Consolidated Financial Statements. The following table summarizes the operating results excluding discontinued operations of each business line. Operating results for each of the business lines are more fully described in the MD&A sections that follow.

Year ended December 31, ($ in millions)	2024	2023	2022	Favorable/(unfavorable) 2024-2023 % change	Favorable/(unfavorable) 2023–2022 % change
Total net revenue
Dealer Financial Services
Automotive Finance	$5,834	$5,838	$5,544	—	5
Insurance	1,621	1,532	1,107	6	38
Corporate Finance	579	534	462	8	16
Corporate and Other	147	330	1,315	(55)	(75)
Total	$8,181	$8,234	$8,428	(1)	(2)
Income (loss) from continuing operations before income tax expense
Dealer Financial Services
Automotive Finance	$1,816	$2,214	$2,658	(18)	(17)
Insurance	168	216	(26)	(22)	n/m
Corporate Finance	434	354	294	23	20
Corporate and Other	(1,582)	(1,681)	(584)	6	(188)
Total	$836	$1,103	$2,342	(24)	(53)
n/m = not meaningful

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the reportable operating segment sections of the MD&A that follow for a more complete discussion of operating results by business line.

Year ended December 31, ($ in millions)	2024	2023	2022	Favorable/(unfavorable) 2024-2023 % change	Favorable/(unfavorable) 2023–2022 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$14,222	$13,958	$10,621	2	31
Total interest expense	7,472	6,897	2,857	(8)	(141)
Net depreciation expense on operating lease assets	736	840	914	12	8
Net financing revenue and other interest income	6,014	6,221	6,850	(3)	(9)
Other revenue
Insurance premiums and service revenue earned	1,413	1,271	1,151	11	10
Gain on mortgage and automotive loans, net	24	16	52	50	(69)
Other gain (loss) on investments, net	72	144	(120)	(50)	n/m
Other income, net of losses	658	582	495	13	18
Total other revenue	2,167	2,013	1,578	8	28
Total net revenue	8,181	8,234	8,428	(1)	(2)
Provision for credit losses	2,166	1,968	1,399	(10)	(41)
Noninterest expense
Compensation and benefits expense	1,842	1,901	1,900	3	—
Insurance losses and loss adjustment expenses	544	422	280	(29)	(51)
Goodwill impairment	118	149	—	21	n/m
Other operating expenses	2,675	2,691	2,507	1	(7)
Total noninterest expense	5,179	5,163	4,687	—	(10)
Income from continuing operations before income tax expense	836	1,103	2,342	(24)	(53)
Income tax expense from continuing operations	167	144	627	(16)	77
Net income from continuing operations	$669	$959	$1,715	(30)	(44)
Financial ratios:
Return on average assets (a)	0.35%	0.49%	0.93%	n/m	n/m
Return on average equity (a)	4.81%	7.07%	11.91%	n/m	n/m
Equity to assets (a)	7.22%	6.97%	7.77%	n/m	n/m
Common dividend payout ratio (b)	65.93%	43.01%	23.72%	n/m	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
2024 Compared to 2023
We earned net income from continuing operations of $669 million for the year ended December 31, 2024, compared to $959 million for the year ended December 31, 2023. The decrease for the year ended December 31, 2024, was primarily driven by higher interest expense and provision for credit losses, partially offset by higher total financing revenue and insurance premiums and service revenue earned.
Net financing revenue and other interest income decreased $207 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. Consumer automotive revenue increased due to higher portfolio yields resulting from pricing actions taken in response to rising benchmark interest rates. The increase was partially offset by lower average consumer assets resulting from the transfers of financial assets to nonconsolidated SPEs. Commercial automotive revenue increased due to higher average assets resulting from improvements in new vehicle supply. Additionally, revenue increased due to the impacts of a higher interest rate environment on the investment securities portfolio and higher interest associated with cash and cash equivalents. These increases were more than offset by higher interest expense for the year ended December 31, 2024, as compared to 2023, in response to higher benchmark interest rates, which increased our cost of funds associated with our deposit liabilities. Additionally, the decrease in net financing revenue and other interest income was driven by the sale of Ally Lending, which closed on March 1, 2024.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Insurance premiums and service revenue earned was $1.4 billion for the year ended December 31, 2024, compared to $1.3 billion for the year ended December 31, 2023. The increase for the year ended December 31, 2024, was primarily driven by growth of our vehicle inventory insurance program due to higher dealer inventory levels and the addition of new relationships, including Nissan and Toyota. The increase was also driven by higher other premium and service revenue written from non-automotive assumed reinsurance business.
Other gain on investments, net was $72 million for the year ended December 31, 2024, compared to $144 million for the year ended December 31, 2023. The decrease for the year ended December 31, 2024, compared to 2023, was primarily attributable to the performance of the equity securities included in the portfolio in line with broader market performance.
Other income, net of losses increased $76 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase for the year ended December 31, 2024, was primarily driven by increased servicing fees resulting from the growth in financial assets transferred to a nonconsolidated SPE for which we retain the ongoing right to service the assets, higher syndication income, and favorable performance from equity-method investments.
The provision for credit losses increased $198 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in provision for credit losses for the year ended December 31, 2024, was primarily driven by higher net charge-offs in our consumer automotive portfolio, partially offset by the sale of Ally Lending and lower specific reserve activity within our Corporate Finance operations. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $16 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase for the year ended December 31, 2024, was primarily driven by higher insurance losses and loss adjustment expenses from our vehicle inventory insurance program and restructuring charges associated with a workforce reduction. The increase was partially offset by lower operating expenses as a result of the sale of Ally Lending and lower compensation and benefits. Additionally, during the year ended December 31, 2024, we recognized a $118 million impairment of goodwill at Ally Credit Card, as compared to a $149 million impairment of goodwill at Ally Lending during the year ended December 31, 2023.
We recognized total income tax expense from continuing operations of $167 million for the year ended December 31, 2024, compared to income tax expense of $144 million for 2023. The increase in income tax expense for the year ended December 31, 2024, compared to 2023, was primarily driven by adjustments to the valuation allowance on foreign tax credit carryforwards during the year ended December 31, 2023, partially offset by a decrease in pretax earnings. Refer to Note 22 to the Consolidated Financial Statements for further discussion.
2023 Compared to 2022
We earned net income from continuing operations of $959 million for the year ended December 31, 2023, compared to $1.7 billion for the year ended December 31, 2022. During the year ended December 31, 2023, results were favorably impacted by higher total financing revenue and other interest income, a decrease in income tax expense from continuing operations, and an increase in other gain on investments, net. These items were more than offset by higher interest expense, provision for credit losses, and noninterest expense for the year ended December 31, 2023.
Net financing revenue and other interest income decreased $629 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. Consumer automotive revenue increased as higher portfolio yields resulting from pricing actions taken in response to rising benchmark interest rates contributed to the increase in revenue. The increase was also impacted by higher average consumer assets resulting from growth in the used-vehicle portfolio, primarily through franchised dealers and national retailers. Commercial automotive revenue increased due to higher yields from higher benchmark interest rates, as our commercial automotive loans are generally variable-rate. The increase was also impacted by higher asset balances resulting from improvements in new vehicle supply. Additionally, revenue increased due to the impacts of a higher interest rate environment on the investment securities portfolio and hedging activities, and higher interest associated with cash and cash equivalents and growth within unsecured lending. The increase was more than offset by higher interest expense. We experienced higher interest expense for the year ended December 31, 2023, as compared to 2022, in response to higher benchmark interest rates, which increased our cost of funds associated with our deposit liabilities.
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
Other income, net of losses increased $87 million for the year ended December 31, 2023, compared to 2022. The increase was primarily driven by net downward adjustments of $9 million related to equity securities without a readily determinable fair value for the year ended December 31, 2023, compared to net downward adjustments (including impairment) of $137 million during the year ended December 31, 2022. Additionally, the increase for the year ended December 31, 2023, was driven by increased late charges and other administrative fees, as delinquencies have increased amid deterioration in macroeconomic conditions, driven by persistent inflation. During the year ended

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
December 31, 2023, we observed a slowing rate of increase in delinquency trends within our consumer automotive loan portfolio, as compared to 2022, as we made adjustments to our underwriting strategies. The increase was partially offset by a decrease in income from equity-method investments.
The provision for credit losses increased $569 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in provision for credit losses for the year ended December 31, 2023, was primarily driven by higher net charge-offs across our consumer portfolios.
Noninterest expense increased $476 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase for the year ended December 31, 2023, was driven by increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products, and we incurred higher collection and repossession costs. Additionally, insurance losses and loss adjustment expenses increased for the year ended December 31, 2023, as compared to 2022, primarily due to increased losses from our vehicle inventory insurance program attributable to higher weather frequency and severity, growing dealer inventory levels, and higher insured values for non-weather losses. The increase was also driven by a goodwill impairment charge during the year ended December 31, 2023. Refer to Note 2 to the Consolidated Financial Statements for further discussion.
We recognized total income tax expense from continuing operations of $144 million for the year ended December 31, 2023, compared to income tax expense of $627 million for the year ended December 31, 2022. The decrease in income tax expense for the year ended December 31, 2023, compared to 2022, was primarily due to the tax effects of a decrease in pretax earnings and adjustments to the valuation allowance on foreign tax credit carryforwards. Refer to Note 22 to the Consolidated Financial Statements for further discussion.

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

Year ended December 31, ($ in millions)	2024	2023	2022	Favorable/(unfavorable) 2024-2023 % change	Favorable/(unfavorable) 2023–2022 % change
Net financing revenue and other interest income
Consumer	$7,441	$6,772	$5,680	10	19
Commercial	1,674	1,392	712	20	96
Loans held-for-sale	3	7	2	(57)	n/m
Operating leases	1,355	1,550	1,596	(13)	(3)
Total financing revenue and other interest income	10,473	9,721	7,990	8	22
Interest expense	4,266	3,364	1,838	(27)	(83)
Net depreciation expense on operating lease assets (a)	736	840	914	12	8
Net financing revenue and other interest income	5,471	5,517	5,238	(1)	5
Other revenue
Gain on automotive loans, net	3	—	26	n/m	(100)
Other income, net of losses	360	321	280	12	15
Total other revenue	363	321	306	13	5
Total net revenue	5,834	5,838	5,544	—	5
Provision for credit losses	1,905	1,618	1,036	(18)	(56)
Noninterest expense
Compensation and benefits expense	668	668	629	—	(6)
Other operating expenses	1,445	1,338	1,221	(8)	(10)
Total noninterest expense	2,113	2,006	1,850	(5)	(8)
Income from continuing operations before income tax expense	$1,816	$2,214	$2,658	(18)	(17)
Total assets	$113,057	$115,301	$111,463	(2)	3
n/m = not meaningful
(a)Includes net remarketing gains of $132 million, $211 million, and $170 million for the years ended December 31, 2024, 2023, and 2022, respectively.
2024 Compared to 2023
Our Automotive Finance operations earned income from continuing operations before income tax expense of $1.8 billion for the year ended December 31, 2024, compared to $2.2 billion for the year ended December 31, 2023. For the year ended December 31, 2024, the decrease was primarily due to higher interest expense and higher provision for credit losses, partially offset by higher total financing revenue and other interest income.
Consumer automotive loan financing revenue and other interest income increased $669 million for the year ended December 31, 2024, compared to 2023. Higher portfolio yields resulting from pricing actions taken in response to rising benchmark interest rates contributed to the increase in revenue. The increase was partially offset by lower average consumer assets resulting from the transfers of financial assets to nonconsolidated SPEs. Refer to Note 11 to the Consolidated Financial Statements for additional information regarding assets sold to nonconsolidated SPEs.
Commercial loan financing revenue and other interest income increased $282 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to higher asset balances resulting from improvements in new vehicle supply.
Interest expense was $4.3 billion for the year ended December 31, 2024, compared to $3.4 billion for the year ended December 31, 2023. The increase for the year ended December 31, 2024, was primarily driven by a higher interest rate environment, resulting in higher funding costs.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Total net operating lease revenue decreased $91 million for the year ended December 31, 2024, compared to 2023. The decrease in net operating lease revenue was driven by lower remarketing gains, and lower asset balances. We recognized remarketing gains of $132 million for the year ended December 31, 2024, compared to $211 million for the year ended December 31, 2023. The decrease in remarketing gains was primarily driven by continued normalizing volume trends in the contractually priced buyout channels, vehicle termination mix, and lower auction prices. The shift in volume trends in the contractually priced buyout channels and vehicle termination mix may limit our ability to optimize remarketing proceeds in the near term. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
Total other revenue increased $42 million for the year ended December 31, 2024, compared to 2023. The increase was primarily due to an increase in servicing fees resulting from the growth in financial assets transferred to a nonconsolidated SPE for which we retain the ongoing right to service the assets. Refer to Note 11 to the Consolidated Financial Statements for additional information regarding assets sold to nonconsolidated SPEs.
The provision for credit losses increased $287 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in provision for credit losses for the year ended December 31, 2024, was primarily driven by higher net charge-offs in our consumer automotive portfolio as compared to the same period in 2023. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
2023 Compared to 2022
Our Automotive Finance operations earned income from continuing operations before income tax expense of $2.2 billion for the year ended December 31, 2023, compared to $2.7 billion for the year ended December 31, 2022. For the year ended December 31, 2023, the decrease was primarily due to higher interest expense and higher provision for credit losses, partially offset by higher financing revenue and other interest income.
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
Interest expense was $3.4 billion for the year ended December 31, 2023, compared to $1.8 billion for the year ended December 31, 2022. The increase for the year ended December 31, 2023, was primarily driven by a higher interest rate environment, resulting in higher funding costs.
Total net operating lease revenue increased $28 million for the year ended December 31, 2023, compared to 2022. The increase in net operating lease revenue was driven by higher remarketing gains on off-lease vehicles, primarily due to normalizing volume trends in the contractually priced buyout channels.
Total other revenue increased $15 million for the year ended December 31, 2023, compared to 2022. The increase was primarily due to an increase in servicing fees, late charges, and remarketing fee income. The increase in servicing fees was due to the growth in financial assets transferred to a nonconsolidated SPE for which we retain the ongoing right to service the assets. The increase in late charges was due to higher delinquencies amid deterioration in macroeconomic conditions, driven by persistent inflation. During the year ended December 31, 2023, we observed a slowing rate of increase in delinquency trends within our consumer automotive loan portfolio, as compared to 2022, as we continued to make adjustments to our underwriting strategies. The increase in remarketing fee income was primarily due to an increase in remarketing transaction volume through our SmartAuction platform.
The provision for credit losses increased $582 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in provision for credit losses was primarily driven by higher net charge-offs during the year ended December 31, 2023.
Total noninterest expense increased $156 million for the year ended December 31, 2023, compared to 2022. The increase was primarily due to expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products. Additionally, we incurred higher collection and repossession costs during the year ended December 31, 2023, as compared to 2022.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	2024		2023		2022
Year ended December 31, ($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$83,761	8.88%	$84,769	7.99%	$81,499	6.97%
Commercial
Wholesale floorplan (d)	17,361	7.58	14,223	7.60	11,418	4.30
Other commercial automotive (e)	6,370	5.63	5,961	5.20	5,044	4.38
Investment in operating leases, net (f)	8,133	7.60	9,901	7.16	10,656	6.41
(a)Average balances are calculated using an average daily balance methodology. Refer to Note 1 to the Consolidated Financial Statements for further information regarding our basis of presentation and significant accounting policies, which are in accordance with U.S. GAAP.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements.
(c)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 9.20%, 8.79%, and 7.19% for the years ended December 31, 2024, 2023, 2022, respectively.
(d)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 7.51%, 7.70%, and 4.49% for the years ended December 31, 2024, 2023, and 2022, respectively.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes net gains on the sale of off-lease vehicles of $132 million, $211 million, and $170 million for the years ended December 31, 2024, 2023, and 2022, respectively. Excluding these gains on sale, the yield was 5.98%, 5.03%, and 4.81% for the years ended December 31, 2024, 2023, and 2022, respectively.
2024 Compared to 2023
During the year ended December 31, 2024, our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased 89 basis points, as compared to 2023. The increase for the year ended December 31, 2024, was primarily driven by a shift in portfolio mix as higher yielding originations replace the maturity of lower yielding assets resulting from pricing actions. We continued to opportunistically adjust pricing in response to elevated benchmark interest rates and competition in the industry. Our portfolio yield for consumer automotive loans, including the effects of derivative financial instruments designated as hedges, was 32 basis points higher than our portfolio yield for consumer automotive loans excluding the effects of derivative financial instruments designated as hedges for the year ended December 31, 2024. This is attributable to the execution of hedging strategies that are used to mitigate interest rate risks. The effects of derivative financial instruments designated as hedges are included within Corporate and Other. Refer to Note 21 to the Consolidated Financial Statements for further discussion.
During the year ended December 31, 2024, our portfolio yield for commercial wholesale floorplan loans, excluding the impact of hedging activities, decreased 2 basis points, as compared to 2023. The decrease was primarily driven by a higher mix of new floorplan loans which typically carry a lower yield compared to used floorplan loans. Additionally, our portfolio yield for other commercial automotive loans increased 43 basis points during the year ended December 31, 2024, as compared to 2023. The increase was primarily driven by the portfolio turning over and benefiting from higher yielding dealer loan originations.
Our portfolio yield for investment in operating leases, net, including gains on the sale of off-lease vehicles, increased 44 basis points to 7.60% for the year ended December 31, 2024, as compared to 7.16% for the year ended December 31, 2023. The increase was due to a shift in portfolio mix as higher yielding originations replace the maturity of lower yielding assets, partially offset by a decrease in remarketing gains for the year ended December 31, 2024, as compared to 2023. The decrease in remarketing gains was primarily driven by continued normalizing volume trends in the contractually priced buyout channels, vehicle termination mix, and lower auction prices. Our portfolio yield for investment in operating leases, net including gain on the sale of off-lease vehicles may continue to see pressure in the near term as a result of these trends. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
2023 Compared to 2022
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
During the year ended December 31, 2023, our portfolio yields for commercial wholesale floorplan loans and other commercial automotive loans increased 330 basis points and 82 basis points, respectively, as compared to 2022. The increases were primarily due to higher yields from higher benchmark interest rates, as our commercial automotive loans are generally variable-rate.
Our portfolio yield for investment in operating leases, net, including net gains on the sale of off-lease vehicles, was 7.16% for the year ended December 31, 2023, compared to 6.41% for the year ended December 31, 2022. The increase was due to higher remarketing gains on off-lease vehicles.

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
With respect to consumer leasing, we purchase operating lease contracts and the associated vehicles from dealerships and automotive manufacturers with a direct-to-consumer model after those contracts are executed by the dealers, automotive manufacturers, and the consumers. The amount we pay a dealer for an operating lease contract is based on the negotiated price for the vehicle, less any vehicle trade-in, any down payment from the consumer, and any available automotive manufacturer incentives. Under an operating lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value, down payment, or any available manufacturer incentives) exceeds the contract residual value (including residual support) of the vehicle at lease termination, plus operating lease rental charges. The consumer is also generally responsible for charges related to past-due payments, excess mileage, excessive wear and tear, and certain disposal fees where applicable. At contract inception, pricing is determined based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as vehicle age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness.
Periodically, we revise the projected value of the leased vehicle at termination based on then-current market conditions in consideration of any residual value guarantees and may adjust depreciation expense, if appropriate, over the remaining life of the contract. Upon termination of the lease, lessees generally have the ability to exercise a purchase option at the stated contractual amount. If the lessee declines to exercise the purchase option, the dealer then has the ability to buy out the vehicle. If neither the lessee or dealer completes the buyout, the vehicle is returned to us and we remarket the vehicle. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value, after adjusting for any residual value guarantees, resulting in a gain or loss on remarketing recorded through depreciation expense.
Our standard consumer lease contracts are operating leases; therefore, credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease credit losses are primarily limited to past-due payments and assessed fees. Since some of these fees are not assessed until the vehicle is returned, these losses on the operating lease portfolio are correlated with lease termination volume. Operating lease accounts over 30 days past due represented 1.6% and 1.4% of the portfolio at December 31, 2024, and 2023, respectively.
With respect to all financed vehicles, whether subject to a retail contract or an operating lease contract, we require that property damage insurance be obtained by the consumer. In addition, for operating lease contracts, we require that bodily injury, collision, and comprehensive insurance be obtained by the consumer.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents retail loan originations and purchases by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Year ended December 31, 2024
S	$9.8	40	761	$5.8	52	764
A	10.3	42	690	4.3	39	688
B	3.3	14	643	0.9	8	651
C	0.8	3	602	0.1	1	615
D	0.3	1	569	—	—	562
Total retail loan originations	$24.5	100	707	$11.1	100	722
Year ended December 31, 2023
S	$9.1	35	754	$5.3	47	751
A	11.1	43	688	4.9	43	687
B	3.8	15	644	1.0	9	654
C	1.1	4	599	0.1	1	623
D	0.5	2	560	—	—	571
E	0.2	1	548	—	—	552
Total retail loan originations	$25.8	100	697	$11.3	100	710
Year ended December 31, 2022
S	$6.7	22	743	$4.4	35	746
A	15.0	50	686	6.7	53	686
B	6.2	21	648	1.4	11	654
C	1.5	4	611	0.1	1	629
D	0.5	2	569	—	—	604
E	0.2	1	553	—	—	541
Total retail loan originations	$30.1	100	684	$12.6	100	700
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; payment-to-income ratio; and debt-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.
The following table presents the percentage of total retail loan originations and purchases, in dollars, by the loan term in months.

Year ended December 31,	2024	2023	2022
0–71	16%	14%	14%
72–75	61	63	64
76 +	23	23	22
Total retail loan originations	100%	100%	100%
Retail loan originations with a term of 76 months or more represented 23% of total retail loan originations for both the years ended, December 31, 2024, and 2023. Substantially all the loans originated with a term of 76 months or more during both the years ended December 31, 2024, and 2023, were considered to be prime and in credit tiers S, A, or B. Our underwriting processes are designed to consider various deal structure variables—such as payment-to-income, LTV, debt-to-income, and FICO® score—that compensate for longer loan terms and mitigate underwriting risk.
During the year ended December 31, 2024, approximately 84% of our used retail loan originations were for vehicles with a model year of 2018 or newer. According to the Bureau of Transportation Statistics, the average age of light vehicles in operation in the United States during 2024 was approximately 13 years. Substantially all used retail loan originations with a term of 76 months or more during the year ended December 31, 2024, were for vehicles with a model year of 2018 or newer.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the percentage of total outstanding retail loans by origination year.

December 31,	2024	2023	2022
Pre-2020	3%	7%	15%
2020	4	8	13
2021	11	18	28
2022	19	29	44
2023	26	38	—
2024	37	—	—
Total retail	100%	100%	100%
The following tables present the total retail loan and operating lease origination and purchase dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2024	2023	2022	2024	2023	2022
Used retail	$24,542	$25,813	$30,107	63	65	65
New retail	11,057	11,310	12,579	28	28	27
Lease	3,591	2,858	3,665	9	7	8
Total consumer automotive financing originations (a)	$39,190	$39,981	$46,351	100	100	100
(a)Includes CSG originations of $3.9 billion, $5.0 billion, and $5.7 billion for the years ended December 31, 2024, 2023, and 2022, respectively.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2024	2023	2022	2024	2023	2022
GM dealers	$8,716	$9,017	$10,025	22	23	22
Stellantis dealers	6,216	8,281	10,396	16	20	22
Other dealers and automotive retailers
OEM-franchised dealers (a)	15,472	13,177	15,864	40	33	34
Non-OEM-franchised dealers and automotive retailers	8,786	9,506	10,066	22	24	22
Total other dealers and automotive retailers	24,258	22,683	25,930	62	57	56
Total consumer automotive financing originations	$39,190	$39,981	$46,351	100	100	100
(a)Includes automotive manufacturers with a direct-to-consumer model.
Total consumer automotive loan and operating lease originations decreased $791 million for the year ended December 31, 2024, compared to 2023. The decrease was primarily driven by our dynamic underwriting strategies, including strategic pricing and curtailment actions to optimize returns within our risk appetite.
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

Year ended December 31, 2024	Used retail	New retail	Lease
760 +	26%	27%	53%
720–759	15	13	17
660–719	29	27	20
620–659	17	16	6
540–619	8	3	2
< 540	2	—	—
Unscored (a)	3	14	2
Total consumer automotive financing originations	100%	100%	100%
Year ended December 31, 2023
760 +	21%	20%	48%
720–759	14	13	17
660–719	30	29	22
620–659	19	18	9
540–619	9	3	2
< 540	3	—	—
Unscored (a)	4	17	2
Total consumer automotive financing originations	100%	100%	100%
Year ended December 31, 2022
760 +	14%	15%	47%
720–759	12	12	18
660–719	33	33	23
620–659	24	21	8
540–619	10	3	2
< 540	2	—	—
Unscored (a)	5	16	2
Total consumer automotive financing originations	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 7% of total consumer loan and operating lease originations for the year ended December 31, 2024, compared to 9% for both the years ended December 31, 2023, and 2022. Consumer loans and operating leases with FICO® Scores of less than 540 represented 1% of total originations for the year ended December 31, 2024, as compared to 2% and 1% of total originations for the years ended December 31, 2023, and 2022, respectively. Nonprime applications are subject to more stringent underwriting criteria (for example, maximum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was $8.2 billion and $8.7 billion at December 31, 2024, and December 31, 2023, respectively, or approximately 9.7% and 10.3% of our total consumer automotive loans at December 31, 2024, and December 31, 2023, respectively. For discussion of our credit-risk-management practices and performance, refer to the section below titled Risk Management.
During the first quarter of 2025, we renewed our relationship with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we maintained our committed facility at a maximum of $4.0 billion to support our continued efforts to optimize risk-adjusted returns. This commitment is effective for 364 days. As part of the agreement, we continue to purchase finance receivables on a periodic basis within prescribed eligibility requirements and risk appetite, consistent with purchase practices in prior years. All the finance receivables purchased through this channel are used vehicles, and are included in non-OEM-franchised dealers and automotive retailers in our consumer origination metrics. While different vintages and credit tiers exhibit varying performance, collectively to date, finance receivables purchased from Carvana have generally exhibited consistent delinquency and loss performance compared to loans with similar credit characteristics acquired through our indirect dealer channel. Consumer finance receivables and loans sourced from Carvana represented 8.6% and 8.2% of our total consumer automotive finance receivables and loans as of December 31, 2024, and December 31, 2023, respectively. Loan purchases from Carvana were 8% of our total consumer automotive financing originations during the year ended December 31, 2024, as compared to 9% during the year ended December 31, 2023.

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
Servicing
We have historically serviced all retail contracts and operating leases we originated, including a small amount of retail contracts originated as held-for-sale. On occasion, we have sold a portion of the retail contracts we originated through whole-loan sales and securitizations, but generally retained the right to service and earn a servicing fee for our servicing functions. As of December 31, 2024, we serviced 91% of our consumer automotive loan portfolio.
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
During the collections process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30 or 60 days. Extensions granted to a customer typically do not exceed 90 days in the aggregate during any 12-month period or 180 days in aggregate over the life of the contract. During the extension period, finance charges continue to accrue. If the customer’s financial difficulty is not temporary but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the remaining obligation, extending the term. In the event of an extension, the outstanding balance generally remains unchanged. The use of extensions and other modifications help us mitigate financial loss. Extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. To be eligible for an extension, customers are required to provide information about their financial hardship including income, vehicle information, and loan terms. Modifications may also be utilized in cases where we believe customers can fulfill the obligation with lower payments over a longer period. Before offering a modification, we evaluate and take into account the capacity of the customer to meet the revised payment terms. We generally do not consider extensions that fall within our policy guidelines to represent more than an insignificant delay in payment, and therefore, they are not considered loan modifications for reporting purposes. Our extension program requires that customers provide an upfront payment prior to the extension being processed. The extension and associated upfront payment are structured to allow the combination of the extension and any collected payments to resolve the account’s delinquency. We actively monitor the stick and recidivism rates for at least 12 months following an extension, in line with our risk appetite. At December 31, 2024, 15.0% of the total amount outstanding in the servicing portfolio had been granted an extension or was modified, compared to 14.8% at December 31, 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Subject to legal considerations, we generally begin repossession activity once an account is at least 90 days past due. Repossession may occur earlier if we determine the customer is unwilling to pay, the vehicle is in danger of being damaged or hidden, or the customer voluntarily surrenders the vehicle. We assign accounts to approved third-party repossession vendors, who handle the repossession activity on our behalf. Any disruptions in the repossession process could impact our ability to timely or successfully repossess the vehicle. At the time of repossession, the account is written down to the estimated collateral value and reclassified to other assets on our Consolidated Balance Sheet. Generally, after repossession, the customer is given a period of time to redeem the vehicle or reinstate the contract by paying off the account or bringing the account current, respectively. If the vehicle is not redeemed or the contract is not reinstated, the vehicle is sold at auction. Generally, the proceeds do not cover the unpaid customer balance, including unpaid earned finance charges and allowable expenses, and any remaining deficiency after consideration of previous write-downs is charged-off, if applicable. Asset recovery centers pursue collections on accounts that have been charged-off, including those accounts where the vehicle was repossessed, and skip accounts where the vehicle cannot be located.
Our total consumer automotive loan and lease serviced portfolio was $86.9 billion and $88.5 billion at December 31, 2024, and 2023, respectively, compared to our on-balance sheet consumer automotive loan and lease serviced portfolio of $84.0 billion and $85.9 billion.
Remarketing and Sales of Leased Vehicles
When we acquire an operating lease, we assume ownership of the vehicle from the dealer. Neither the consumer nor the dealer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers or the receiving dealer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value after adjusting for any residual value guarantees. Conversely, we may recognize a remarketing gain when the proceeds from a returned vehicle are greater than the expected residual value after adjusting for any residual value guarantees. Our ability to efficiently process and effectively market off-lease vehicles in consideration of any residual value guarantees affects the disposal costs and the proceeds realized from vehicle sales. Our methods of vehicle sales at lease termination primarily include the following:
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
•Internet auctions — Once the lessee and the dealer decline to purchase the off-lease vehicle, we offer it to dealers and other third parties through our proprietary internet site (SmartAuction). Through SmartAuction, we seek to maximize the net sales proceeds from an off-lease vehicle by reducing the time between vehicle return and ultimate disposition, reducing holding costs, and broadening the number of prospective buyers. We use SmartAuction for our own vehicles and make it available for third-party use. We earn a service fee for every third-party vehicle sold through SmartAuction, which includes the cost of ClearGuard coverage, our protection product designed to assist in minimizing the risk to dealers of arbitration claims for eligible vehicles. In 2024, approximately 556,000 vehicles were sold through SmartAuction, as compared to approximately 505,000 in 2023.
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

	Average balance
Year ended December 31, ($ in millions)	2024	2023	2022
Stellantis new vehicles	38%	40%	31%
GM new vehicles	25	22	17
Other new vehicles	20	14	8
Used vehicles	17	24	44
Total	100%	100%	100%
Total commercial wholesale finance receivables	$17,361	$14,223	$11,418
Average commercial wholesale financing receivables outstanding increased $3.1 billion during the year ended December 31, 2024, as compared to 2023. The increase for the year ended December 31, 2024, as compared to 2023, was primarily due to an increase in dealer new vehicle inventory levels, which is consistent with broader industry trends.
Carvana's commercial line of credit totals $1.5 billion, with a scheduled maturity in the second quarter of 2025. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. This includes the line of credit being fully collateralized to mitigate counterparty credit risk in the event of a default. At December 31, 2024, Carvana’s gross wholesale floorplan assets outstanding balance was $67 million.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans increased $409 million for the year ended December 31, 2024, compared to 2023, to an average of $6.4 billion for the year ended December 31, 2024.
Servicing and Monitoring
We service all of the wholesale credit lines in our portfolio and the associated wholesale automotive finance receivables. A statement setting forth billing and account information is distributed on a monthly basis to each dealer. Interest and other nonprincipal charges are billed in arrears and are required to be paid immediately upon receipt of the monthly billing statement. Generally, dealers remit payments to us through Automated Clearing House (ACH) transactions initiated by the dealer through a secure web application.
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

Management’s Discussion and Analysis
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

Year ended December 31, ($ in millions)	2024	2023	2022	Favorable/(unfavorable) 2024-2023 % change	Favorable/(unfavorable) 2023–2022 % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$1,413	$1,271	$1,151	11	10
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	114	104	84	10	24
Other gain (loss) on investments, net (b)	80	144	(143)	(44)	n/m
Other income	14	13	15	8	(13)
Total insurance premiums and other income	1,621	1,532	1,107	6	38
Expense
Insurance losses and loss adjustment expenses	544	422	280	(29)	(51)
Acquisition and underwriting expense
Compensation and benefits expense	108	108	101	—	(7)
Insurance commissions expense	647	636	610	(2)	(4)
Other expenses	154	150	142	(3)	(6)
Total acquisition and underwriting expense	909	894	853	(2)	(5)
Total expense	1,453	1,316	1,133	(10)	(16)
Income (loss) from continuing operations before income tax expense	$168	$216	$(26)	(22)	n/m
Total assets	$9,325	$9,081	$8,659	3	5
Insurance premiums and service revenue written	$1,472	$1,275	$1,103	15	16
Combined ratio (c)	101.9%	102.4%	97.1%
n/m = not meaningful
(a)Includes interest expense of $54 million, $45 million, and $42 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(b)Includes net unrealized losses on equity securities of $3 million for the year ended December 31, 2024, net unrealized gains on equity securities of $110 million for the year ended December 31, 2023, and net unrealized losses on equity securities of $210 million for the year ended December 31, 2022.
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
2024 Compared to 2023
Our Insurance operations earned income from continuing operations before income tax expense of $168 million for the year ended December 31, 2024, compared to $216 million for the same period in 2023. The decrease for the year ended December 31, 2024, was primarily driven by an increase in insurance losses and loss adjustment expenses and lower net investment gains, partially offset by an increase in insurance premiums and service revenue earned.
Insurance premiums and service revenue earned was $1.4 billion for the year ended December 31, 2024, compared to $1.3 billion for the same period in 2023. The increase for the year ended December 31, 2024, was primarily driven by growth of our vehicle inventory insurance program due to higher dealer inventory levels and the addition of new relationships, including Nissan and Toyota. The increase was also driven by higher other premium and service revenue written from non-automotive assumed reinsurance business.
Other gain on investments, net was $80 million for the year ended December 31, 2024, compared to $144 million for the same period in 2023. This consisted of realized capital gains of $83 million during the year ended December 31, 2024, compared to $34 million for the same period in 2023. The decrease for the year ended December 31, 2024, was driven by net unrealized losses on equity securities of $3 million, compared to net unrealized gains on equity securities of $110 million during the same period in 2023, as a result of the performance of the equity securities included in the portfolio in line with broader market performance.
Insurance losses and loss adjustment expenses totaled $544 million for the year ended December 31, 2024, compared to $422 million for the same period in 2023. Loss and loss adjustment expenses for the year ended December 31, 2024, increased primarily due to higher GAP losses driven by increased loss frequency and severity as vehicle values have declined from prior year, increased weather losses, growth in non-automotive assumed reinsurance business, and growth in our P&C business. During the year ended December 31, 2024, weather-related loss and loss adjustment expenses from our vehicle inventory insurance program was $122 million, compared to $90 million during the same

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
period in 2023. We utilized our excess of loss reinsurance and ceded weather-related losses on our vehicle inventory insurance program for the first three quarters of 2024 as losses exceeded the retention limit, helping to mitigate the impact of weather losses, primarily due to severe hailstorms and hurricanes. In April 2024, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related losses under which retention limits vary for each quarter.
Our combined ratio was 101.9% for the year ended December 31, 2024, compared to 102.4% for the same period in 2023. The decrease was primarily driven by a lower loss ratio in our vehicle inventory insurance business as premium growth outpaced claims, partially offset by higher GAP losses that outpaced premium growth driven by higher loss frequency and severity. In addition, our acquisition and underwriting expenses remained stable for the year ended December 31, 2024, as compared to the prior year.
2023 Compared to 2022
Our Insurance operations earned income from continuing operations before income tax expense of $216 million for the year ended December 31, 2023, compared to a loss of $26 million for the same period in 2022. The increase for the year ended December 31, 2023, was primarily driven by higher net investment gains and increases in insurance premiums and service revenue earned, which were partially offset by increases in insurance losses and loss adjustment expenses.
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
Our combined ratio was 102.4% for the year ended December 31, 2023, compared to 97.1% for the same period in 2022. The increase was primarily driven by an increase in insurance losses and loss adjustment expense during the year ended December 31, 2023, partially offset by higher earned premiums. In particular, the increase was primarily driven by increased weather frequency and severity in our P&C business, higher GAP losses that were primarily driven by higher loss frequency and severity following used vehicle normalization and higher loss severity from VSCs as a result of higher vehicle part and labor costs.

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

Year ended December 31, ($ in millions)	2024	2023	2022
Finance and insurance products
Vehicle service contracts	$733	$713	$702
Guaranteed asset protection and other finance and insurance products (a)	275	233	175
Total finance and insurance products	1,008	946	877
Property and casualty insurance (b)	416	287	215
Other premium and service revenue written (c)	48	42	11
Total	$1,472	$1,275	$1,103
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
Insurance premiums and service revenue written was $1.5 billion for the year ended December 31, 2024, compared to $1.3 billion for the same period in 2023. The increase was primarily due to higher written premiums from our P&C business from rising dealer inventory levels and growth in vehicle inventory insurance program relationships, increasing our market share. Additionally, the increase was driven by higher written premium for F&I driven by higher volume in Canada and growth in other premium and service revenue written from non-automotive assumed reinsurance business.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

December 31, ($ in millions)	2024	2023
Cash and cash equivalents
Noninterest-bearing cash	$91	$74
Interest-bearing cash	527	418
Total cash and cash equivalents	618	492
Equity securities	867	788
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	464	494
U.S. States and political subdivisions	361	390
Foreign government	194	183
Agency mortgage-backed residential	853	961
Mortgage-backed residential	206	225
Corporate debt	1,754	1,800
Total available-for-sale securities (amortized cost of $4,274 and $4,484)	3,832	4,053
Total cash, cash equivalents, and securities	$5,317	$5,333
In addition to these cash and investment securities, the Insurance segment has interest-bearing intercompany arrangements with Corporate and Other, callable on demand. The intercompany loan balance due to Insurance was $864 million and $619 million at December 31, 2024, and December 31, 2023, respectively, and related interest income of $16 million and $10 million was recognized for the years ended December 31, 2024, and 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

Year ended December 31, ($ in millions)	2024	2023	2022	Favorable/(unfavorable) 2024-2023 % change	Favorable/(unfavorable) 2023-2022 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$995	$967	$527	3	83
Interest on loans held-for-sale	11	13	19	(15)	(32)
Interest expense	550	550	206	—	(167)
Net financing revenue and other interest income	456	430	340	6	26
Total other revenue	123	104	122	18	(15)
Total net revenue	579	534	462	8	16
Provision for credit losses	8	52	43	85	(21)
Noninterest expense
Compensation and benefits expense	80	78	75	(3)	(4)
Other operating expenses	57	50	50	(14)	—
Total noninterest expense	137	128	125	(7)	(2)
Income from continuing operations before income tax expense	$434	$354	$294	23	20
Total assets	$9,704	$11,212	$10,544	(13)	6
2024 Compared to 2023
Our Corporate Finance operations earned income from continuing operations before income tax expense of $434 million for the year ended December 31, 2024, compared to $354 million for the year ended December 31, 2023. The increase for the year ended December 31, 2024, was primarily due to higher total net revenue and lower provision for credit losses.
Net financing revenue and other interest income was $456 million for the year ended December 31, 2024, compared to $430 million for the year ended December 31, 2023. The increase for the year ended December 31, 2024, was primarily due to higher interest income resulting from an increased volume of loan payoffs resulting in accelerated deferred fees, as well as higher interest income spreads.
Other revenue increased $19 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase for the year ended December 31, 2024, was primarily due to higher syndication and fee income as compared to 2023.
The provision for credit losses decreased $44 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease for the year ended December 31, 2024, was primarily driven by lower specific reserve activity during the year ended December 31, 2024. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $9 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily due to higher direct and allocated expenses related to the growth of the business.
2023 Compared to 2022
Our Corporate Finance operations earned income from continuing operations before income tax expense of $354 million for the year ended December 31, 2023, compared to $294 million for the year ended December 31, 2022. The increase for the year ended December 31, 2023, was primarily due to higher net financing revenue and other interest income, partially offset by lower total other revenue and higher provision expense, as compared to the year ended December 31, 2022.
Net financing revenue and other interest income was $430 million for the year ended December 31, 2023, compared to $340 million for the year ended December 31, 2022. The increase for the year ended December 31, 2023, was primarily due to higher average assets from continued growth in the portfolio, as well as higher interest income resulting from higher rates as all loans in the portfolio are variable rate. This was partially offset by an increase in interest expense as benchmark interest rates continued to rise.
Other revenue decreased $18 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The decrease was primarily due to lower net investment gains, driven by a gain from the sale of a previously restructured exposure recognized during the year ended December 31, 2022. The decrease was partially offset by higher fee income for the year ended December 31, 2023, as compared to 2022.

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
Total noninterest expense increased $3 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily due to higher compensation and benefits expense to support the growth of the business.
Credit Portfolio
The following table presents loans held-for-sale, the amortized cost of finance receivables and loans outstanding, unfunded lending commitments, and total serviced loans of our Corporate Finance operations. As of December 31, 2024, 58% of our loans and 59% of our lending commitments were asset based, with 100% in a first-lien position. Additionally, total criticized exposures were 14.2% and 10.6% of total Corporate Finance finance receivables and loans at December 31, 2024, and December 31, 2023, respectively.

December 31, ($ in millions)	2024	2023
Loans held-for-sale, net	$105	$253
Finance receivables and loans (a)	$9,593	$10,905
Unfunded lending commitments (b)	$7,913	$8,256
Total serviced loans	$12,820	$15,367
(a)Includes $8.1 billion and $9.6 billion of commercial and industrial loans at December 31, 2024, and December 31, 2023, respectively, and $1.5 billion and $1.3 billion of commercial real estate loans at December 31, 2024, and December 31, 2023, respectively. Our commercial real estate loans are primarily focused on lending to skilled nursing facilities, senior housing, memory care facilities, and medical office buildings. There are no exposures related to commercial office buildings.
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

December 31,	2024	2023
Industry
Financial services	42.1%	46.6%
Health services	15.1	12.8
Services	14.3	14.1
Chemicals and metals	7.4	6.7
Automotive and transportation	7.0	6.4
Machinery, equipment, and electronics	6.7	7.0
Wholesale	3.0	1.9
Other manufactured products	1.5	1.0
Construction	1.3	1.3
Retail trade	1.0	1.3
Other	0.6	0.9
Total finance receivables and loans	100.0%	100.0%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Corporate and Other
The following table summarizes the activities of Corporate and Other, which primarily consist of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock as well as other strategic investments through Ally Ventures, the management of our consumer mortgage portfolio, the activity related to Ally Invest, Ally Lending, Ally Credit Card, CRA loans and investments, and reclassifications and eliminations between the reportable operating segments. Additionally, Corporate and Other includes costs that are not allocated to our reportable operating segments as part of our COH methodology, which involves management judgment. Refer to Note 26 to the Consolidated Financial Statements for more information.

Year ended December 31, ($ in millions)	2024	2023	2022	Favorable/(unfavorable) 2024–2023 % change	Favorable/(unfavorable) 2023–2022 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$1,268	$1,879	$1,171	(33)	60
Interest on loans held-for-sale	36	14	10	157	40
Interest and dividends on investment securities and other earning assets (b)	909	896	726	1	23
Interest on cash and cash equivalents	362	319	52	13	n/m
Total financing revenue and other interest income	2,575	3,108	1,959	(17)	59
Interest expense
Original issue discount amortization (c)	68	61	53	(11)	(15)
Other interest expense (d)	2,534	2,877	718	12	n/m
Total interest expense	2,602	2,938	771	11	n/m
Net financing revenue and other interest income	(27)	170	1,188	(116)	(86)
Other revenue
Gain on mortgage and automotive loans, net	21	16	26	31	(38)
Other (loss) gain on investments, net	(9)	—	22	n/m	(100)
Other income, net of losses	162	144	79	13	82
Total other revenue	174	160	127	9	26
Total net revenue	147	330	1,315	(55)	(75)
Provision for credit losses	253	298	320	15	7
Total noninterest expense (e) (f)	1,476	1,713	1,579	14	(8)
Loss from continuing operations before income tax expense	$(1,582)	$(1,681)	$(584)	6	(188)
Total assets	$59,750	$60,735	$61,160	(2)	(1)
n/m = not meaningful
(a)Includes impacts associated with hedging activities within our automotive loan portfolio, consumer other lending activity, and financing revenue from our consumer mortgage portfolio.
(b)Includes impacts associated with hedging activities of our available-for-sale securities.
(c)Amortization is included as interest on long-term debt in the Consolidated Statement of Income.
(d)Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.
(e)Includes reductions of $822 million, $756 million, and $730 million for the years ended December 31, 2024, 2023, and 2022, respectively, related to the allocation of COH expenses to other segments. The receiving segments record their allocation of COH expense within other operating expense.
(f)Includes a $118 million impairment of goodwill related to Ally Credit Card for the year ended December 31, 2024, and a $149 million impairment of goodwill related to the transfer of Ally Lending to held-for-sale for the year ended December 31, 2023. We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 and Note 13 to the Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table summarizes total assets for Corporate and Other.

December 31, ($ in millions)	2024	2023
Cash and cash equivalents and securities	$32,599	$31,511
Other investments	3,442	3,296
Mortgage finance receivables and loans, net	17,215	18,646
Credit card finance receivables and loans, net	1,975	1,697
Other (a)	4,519	5,585
Total assets	$59,750	$60,735
(a)Primarily includes deferred tax assets, net property and equipment, and goodwill. Additionally, includes assets of operations classified as loans held-for-sale related to Ally Lending as of December 31, 2023.
The following table presents the scheduled remaining amortization of the original issue discount at December 31, 2024.

Year ended December 31, ($ in millions)	2025	2026	2027	2028	2029	2030 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$689	$607	$513	$406	$283	$—
Total amortization (b)	74	82	94	107	123	283	$763
(a)The maximum annual scheduled amortization for any individual year is $143 million in 2030.
(b)The amortization is included as interest on long-term debt in the Consolidated Statement of Income.
2024 Compared to 2023
Corporate and Other incurred a loss from continuing operations before income tax expense of $1.6 billion for the year ended December 31, 2024, compared to a loss of $1.7 billion for the year ended December 31, 2023. The decrease in loss for the year ended December 31, 2024, was driven by lower total noninterest expense and lower provision for credit losses, partially offset by lower net financing revenue and other interest income.
Total financing revenue and other interest income was $2.6 billion for the year ended December 31, 2024, compared to $3.1 billion for the year ended December 31, 2023. The decrease was primarily driven by lower income from our hedging activities as compared to the same period in 2023, lower average assets due to the sale of Ally Lending during the first quarter of 2024, and the run-off of our consumer mortgage portfolio, partially offset by growth within the Ally Credit Card portfolio.
Total interest expense decreased $336 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. Interest expense in our Corporate and Other segment includes our external borrowing costs less the amount charged to our operating segments, which is based on our FTP methodology. The decrease in interest expense for the year ended December 31, 2024, was primarily driven by lower residual funding costs, as well as the sale of Ally Lending during the first quarter of 2024.
Total other revenue increased $14 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase was primarily driven by lower losses from equity-method investments and higher gains on sale of mortgage loans during the year ended December 31, 2024, as compared to the year ended December 31, 2023, partially offset by the sale of Ally Lending.
The provision for credit losses decreased $45 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. For the year ended December 31, 2024, the decrease in provision for credit losses was primarily driven by the sale of Ally Lending and lower portfolio loan growth as compared to the same period in 2023 for Ally Credit Card, partially offset by higher net charge-offs within Ally Credit Card. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense decreased $237 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease was primarily driven by lower operating expenses as a result of the sale of Ally Lending and lower compensation and benefits. Additionally, during the year ended December 31, 2024, we recognized a $118 million impairment of goodwill at Ally Credit Card, as compared to a $149 million impairment of goodwill at Ally Lending during the year ended December 31, 2023.
2023 Compared to 2022
Corporate and Other incurred a loss from continuing operations before income tax expense of $1.7 billion for the year ended December 31, 2023, compared to a loss of $584 million for the year ended December 31, 2022. The increase in loss for the year ended December 31, 2023, was primarily driven by an increase in interest expense due to a higher interest rate environment, partially offset by an increase in total financing revenue and other interest income and total other revenue.
Total financing revenue and other interest income was $3.1 billion for the year ended December 31, 2023, compared to $2.0 billion for the year ended December 31, 2022. The increase was primarily driven by the impacts of a higher interest rate environment on the investment securities portfolio and hedging activities, in addition to higher interest associated with cash and cash equivalents and growth within unsecured lending.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Total interest expense increased $2.2 billion for the year ended December 31, 2023, compared to the year ended December 31, 2022. Interest expense in our Corporate and Other segment includes our external borrowing costs less the amount charged to our operating segments, which is based on our FTP methodology. The increase in interest expense was primarily driven by higher deposit costs during the year reflecting a higher overall interest rate environment.
Total other revenue increased $33 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily driven by net downward adjustments (including impairment) related to equity investments without a readily determinable fair value during the year ended December 31, 2022, that did not reoccur during the year ended December 31, 2023. The increase was partially offset by a decrease in income from equity method investments, a decrease in other gains on investments, and lower gains on sale of mortgage loans.
The provision for credit losses decreased $22 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. For the year ended December 31, 2023, the decrease in provision for credit losses was primarily driven by lower portfolio loan growth as compared to the same period in 2022 for Ally Lending and Ally Credit Card, and a decrease in the consumer mortgage portfolio size. Additionally, the decrease was driven by a provision benefit from the transfer of Ally Lending to held-for-sale. The decrease was partially offset by higher net charge-offs within Ally Credit Card and Ally Lending.
Noninterest expense increased $134 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase was primarily driven by a goodwill impairment from the transfer of our Ally Lending operations to held-for-sale. The decrease was partially offset by lower mortgage origination volumes.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

December 31, ($ in millions)	2024	2023
Cash and cash equivalents
Noninterest-bearing cash	$431	$564
Interest-bearing cash	9,243	5,889
Total cash and cash equivalents	9,674	6,453
Equity securities	1	16
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,409	1,581
U.S. States and political subdivisions	256	268
Agency mortgage-backed residential	12,800	14,423
Agency mortgage-backed commercial	3,984	3,758
Asset-backed	129	332
Total available-for-sale securities (amortized cost of $22,536 and $23,932)	18,578	20,362
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	739	826
Mortgage-backed residential (a)	3,465	3,824
Asset-backed retained notes	89	79
Total held-to-maturity securities (amortized cost of $4,346 and $4,680)	4,293	4,729
Total cash, cash equivalents, and securities	$32,546	$31,560
(a)Includes transfers of available-for-sale securities to held-to-maturity securities. Refer to Note 8 to the Consolidated Financial Statements for further information.
Other Investments
The following table summarizes other investments at carrying value for Corporate and Other. Refer to Note 1 to the Consolidated Financial Statements for further information on these investments.

December 31, ($ in millions)	2024	2023
Other assets
Proportional amortization investments (a)	$2,131	$1,866
Nonmarketable equity investments	730	828
Equity-method investments (a) (b)	581	602
Total other investments	$3,442	$3,296
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments as of December 31, 2024. Prior to the adoption of ASU 2023-02 on January 1, 2024, NMTC and HTC investments were included in equity-method investments. Refer to Note 1 to the Consolidated Financial Statements for additional information.
(b)Primarily comprises 66 and 62 investments made in connection with our CRA program at December 31, 2024, and December 31, 2023, respectively. The carrying value of these investments was $573 million and $595 million at December 31, 2024, and December 31, 2023, respectively.
Nonmarketable equity investments and equity-method investments include strategic investments made through Ally Ventures. Ally Ventures identifies, invests in, and builds relationships with key startups. At December 31, 2024, the carrying value of investments made through Ally Ventures was $36 million, comprising 19 investments, as compared to $49 million comprising 18 investments at December 31, 2023. Refer to Note 13 to the Consolidated Financial Statements for additional information.

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

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Trading days (a)	63.0	63.5	63.0	61.0	62.5
Average customer trades per day, (in thousands)	29.3	26.9	27.5	30.0	23.4
Funded accounts (b) (in thousands)	532	532	529	526	523
Total net customer assets (b) ($ in millions)	$18,459	$17,466	$16,616	$16,020	$15,164
Total customer cash balances (b) ($ in millions)	$1,436	$1,393	$1,324	$1,395	$1,454
(a)Represents the number of days the NYSE and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across the brokerage, robo and advisory portfolios.
During the year ended December 31, 2024, total funded accounts increased 2% from the fourth quarter of 2023. Average customer trades per day increased 25% from the fourth quarter of 2023, driven by increased customer engagement. Additionally, net customer assets increased 22% from the fourth quarter of 2023, as a result of changes in equity market valuations and total accounts.
Ally Lending
The sale of Ally Lending was closed on March 1, 2024. For further information, refer to Note 2 to the Consolidated Financial Statements.
Ally Credit Card
Ally Credit Card is our digital-first credit card platform that features leading-edge technology, and proprietary, analytics-based underwriting and portfolio-management models. On January 20, 2025, we entered into a definitive agreement to divest our credit card business. The transaction is expected to close during the second quarter of 2025, subject to the completion of customary closing conditions.
The following table presents total active cardholders and finance receivables and loans.

December 31,	2024	2023
Total active cardholders (in thousands)	1,261	1,222
Finance receivables and loans ($ in millions)	$2,294	$1,990
Mortgage
During the fourth quarter of 2024, we made changes in the composition of our operating segments as a result of a change in how our CODM views and operates our business. Financial information related to our Mortgage Finance business is now included in Corporate and Other. Amounts for 2023 and 2022 have been recast to conform to the current management view. Our mortgage operations consists of our held-for-sale and held-for-investment consumer mortgage loan portfolios. During 2024, we shifted to prioritize held-for-sale loan originations in our mortgage operations. Consumer mortgage originations will cease during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our consumer mortgage held-for-investment loan portfolio.

Product (a)	Net UPB (b) ($ in millions)	% of total net UPB	WAC	Net premium (discount) ($ in millions)	Average refreshed LTV (c) (d)	Average refreshed FICO® (e)
December 31, 2024
Adjustable-rate	$450	3	4.36%	$2	46.01%	770
Fixed-rate	16,793	97	3.15	(10)	47.96	782
Total	$17,243	100	3.18	$(8)	47.91	782
December 31, 2023
Adjustable-rate	579	3	4.55%	$1	51.28%	771
Fixed-rate	18,096	97	3.19	(10)	52.21	782
Total	$18,675	100	3.23	$(9)	52.18	781
(a)Includes our total consumer mortgage portfolio, which is comprised of our former Mortgage Finance and Mortgage Legacy portfolios.
(b)Represents UPB, net of charge-offs.
(c)Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.
(d)Consists of only first-lien mortgages.
(e)Updated to reflect changes in credit score since loan origination.

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
•Business/strategic risk — The risk of financial underperformance resulting from the pursuit of business plans that turn out to be unsuccessful due to a variety of factors (for example, poor implementation or a lack of responsiveness to changes in the banking industry and operating environment).
•Reputation risk — The risk arising from negative public opinion on our business practices, whether true or not, that could cause a decline in customer satisfaction, brand sentiment, our customer base, revenue, or result in litigation towards us.
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
•Information technology/cybersecurity/data risk — The risk resulting from the failure of, or insufficiency in, information technology (for example, a system outage) or intentional or accidental unauthorized access, sharing, removal, tampering, or disposal of company and customer data or records (for example, a cybersecurity incident), or the lack of data governance, the mismanagement of data, or poor data privacy and protection.
•Compliance risk — The risk of legal or regulatory sanctions, financial loss, or damage to reputation resulting from failure to comply with laws, regulations, rules, other regulatory requirements, or codes of conduct and other standards of SROs applicable to the banking organization (applicable rules and standards).
•Conduct risk — The risk of customer harm, employee harm, reputational damage, regulatory sanction, or financial loss resulting from certain behaviors that would lead to misconduct, whether intentional or not, of our employees and contractors toward customers, counterparties, other employees and contractors, or the markets in which we operate.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
In addition, our Loan Review Group provides an independent assessment of the quality of our extensions of credit and credit-risk-management practices, and all business lines that create or influence credit risk are subject to full and unrestricted reviews by the Loan Review Group. This group is also granted free and unrestricted access to any and all of our records, physical properties, technologies, management and employees, and reports directly to the RC, as well as administratively to the Chief Audit Executive.
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
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities based on our reportable operating segments.

December 31, ($ in millions)	2024	2023
Finance receivables and loans
Automotive Finance (a)	$106,655	$107,655
Insurance (b)	15	—
Corporate Finance	9,593	10,905
Corporate and Other (c)	19,767	20,879
Total finance receivables and loans	136,030	139,439
Loans held-for-sale
Automotive Finance	5	13
Corporate Finance	105	253
Corporate and Other (d)	50	2,074
Total loans held-for-sale	160	2,340
Total on-balance-sheet loans	136,190	141,779
Off-balance-sheet securitized loans
Automotive Finance	1,730	1,558
Whole-loan sales
Automotive Finance	1,155	956
Corporate and Other	86	125
Total off-balance-sheet loans (e)	2,971	2,639
Operating lease assets
Automotive Finance	7,991	9,085
Total operating lease assets	7,991	9,085
Total loan and operating lease exposure	$147,152	$153,503
(a)Includes a liability of $51 million and $93 million associated with fair value hedging adjustments at December 31, 2024, and December 31, 2023, respectively. Refer to Note 21 to the Consolidated Financial Statements for additional information.
(b)Represents insurance advance agreements with dealers that we administer through a noninsurance entity. These advances are included within our automotive commercial and industrial portfolio class.
(c)Primarily includes our consumer mortgage portfolio at both December 31, 2024, and December 31, 2023.
(d)Primarily includes $1.9 billion of assets of operations held-for-sale as of December 31, 2023. We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 to the Consolidated Financial Statements for additional information.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
•Operating lease assets — The net book value of the automotive assets we lease includes the expected residual values upon remarketing the vehicles at the end of the lease and is reported net of accumulated depreciation. We are exposed to fluctuations in the expected residual value upon remarketing the vehicle at the end of the lease, and accordingly at contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness. Periodically, we revise the projected value of the leased vehicle at termination based on current market conditions in consideration of any residual value guarantees and may adjust depreciation expense over the remaining life of the contract, if appropriate. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value, after adjusting for any residual value guarantees, resulting in a gain or loss on remarketing recorded through depreciation expense. The balance sheet reflects both the operating lease asset as well as any associated rent receivables. The operating lease rent receivable is accrued when collection is reasonably assured and presented as a component of other assets. The operating lease asset is reviewed for impairment in accordance with applicable accounting standards.
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
Ally Financial Inc. • Form 10-K
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. The unemployment rate remained at 4.1% as of December 31, 2024. Sales of new light vehicles rose to a 14-quarter high annual rate of 16.5 million during the fourth quarter of 2024. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million in 2019, which has limited incoming used vehicle supply and driven elevated used vehicle values. Additionally, used vehicle values may be impacted by availability, the price of new vehicles, or changes in customer preferences. However, macroeconomic risks remain elevated.
Consumer Credit Portfolio
Our consumer loan portfolio primarily consists of automotive loans, first-lien mortgages, home equity loans, and credit card loans. Loan losses in our consumer loan portfolio are influenced by changes in the overall economy (including GDP trends and inflationary pressures), used vehicle and housing prices, unemployment levels, real personal income, household savings, and their impact on our borrowers. Additionally, our consumer credit exposure is significantly concentrated in automotive lending.
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
During the year ended December 31, 2024, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, high-quality jumbo and LMI mortgage loans that were obtained through bulk loan purchases and direct-to-consumer mortgage originations, as well as revolving, unsecured loans through Ally Credit Card. The carrying value of our nonprime held-for-investment consumer automotive loans before allowance for loan losses represented approximately 9.7% and 10.3% of our total consumer automotive loans at December 31, 2024, and December 31, 2023, respectively. For information on our consumer credit risk practices and policies regarding delinquencies,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements. During the first quarter of 2025, we announced that we will no longer accept mortgage applications after January 31, 2025. Consumer mortgage originations will cease during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio. Additionally, we entered into a definitive agreement to divest our credit card business. The transaction is expected to close during the second quarter of 2025. For further information, refer to Note 31 to the Consolidated Financial Statements.
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
December 31, ($ in millions)	2024	2023	2024	2023	2024	2023
Consumer automotive (b) (c)	$83,757	$84,320	$1,231	$1,129	$—	$—
Consumer mortgage	17,234	18,667	54	54	—	—
Consumer other
Credit Card	2,294	1,990	90	92	—	—
Total consumer other	2,294	1,990	90	92	—	—
Total consumer finance receivables and loans	$103,285	$104,977	$1,375	$1,275	$—	$—
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
(c)Includes outstanding CSG loans of $9.3 billion and $10.2 billion at December 31, 2024, and December 31, 2023, respectively, and RV loans of $360 million and $459 million at December 31, 2024, and December 31, 2023, respectively.
Total consumer finance receivables and loans decreased $1.7 billion at December 31, 2024, compared with December 31, 2023. The decrease consists of a $1.4 billion decrease in our consumer mortgage finance receivables and loans due to portfolio runoff outpacing originations and purchases. Additionally, our consumer automotive finance receivables and loans decreased $563 million primarily due to the deconsolidation of a securitization during the first quarter of 2024.
Total consumer nonperforming finance receivables and loans at December 31, 2024, increased $100 million to $1.4 billion from December 31, 2023. Refer to Note 9 to the Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans was 1.3% and 1.2% at December 31, 2024, and December 31, 2023, respectively.
Consumer automotive loans 30 days or more past due increased $87 million to $4.6 billion at December 31, 2024, as compared to December 31, 2023, amid deterioration in macroeconomic conditions. We continue to monitor performance and make adjustments to our underwriting strategies in response to macroeconomic conditions and portfolio credit trends.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents consumer net charge-offs and write-downs from transfers to loans held-for-sale from finance receivables and loans at amortized cost and related ratios.

	Net charge-offs (recoveries)		Write-downs from transfers to held-for-sale (a) (b)		Total		Net charge-off ratios (c)		Combined ratios (d)
Year ended December 31, ($ in millions)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Consumer automotive	$1,810	$1,491	$5	$41	$1,815	$1,532	2.2%	1.8%	2.2%	1.8%
Consumer mortgage	(3)	(6)	—	—	(3)	(6)	—	—	—	—
Consumer other
Personal Lending	—	122	—	174	—	296	—	5.7	—	13.9
Credit Card	232	156	—	—	232	156	11.2	8.8	11.2	8.8
Total consumer other	232	278	—	174	232	452	11.2	7.1	11.2	11.6
Total consumer finance receivables and loans	$2,039	$1,763	$5	$215	$2,044	$1,978	2.0	1.6	2.0	1.8
(a)Consumer automotive includes a $5 million and $41 million reduction of allowance from the completion of retail securitization transactions during the years ended December 31, 2024, and 2023, respectively, resulting in the deconsolidation of the assets and liabilities from our Consolidated Balance Sheet.
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
Our net charge-offs from total consumer finance receivables and loans were $2.0 billion for the year ended December 31, 2024, compared to net charge-offs of $1.8 billion for the year ended December 31, 2023. Net charge-offs for our consumer automotive portfolio increased by $319 million for the year ended December 31, 2024, compared to 2023, as delinquencies increased amid deterioration in macroeconomic conditions. We continue to monitor performance and make adjustments to our underwriting strategies in response to macroeconomic conditions and portfolio credit trends.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

Year ended December 31, ($ in millions)	2024	2023
Consumer automotive (a)	$36,078	$37,994
Consumer mortgage (b)	930	955
Consumer other (c) (d)	—	1,538
Total consumer loan originations	$37,008	$40,487
(a)Includes loans purchased under forward flow agreements with automotive retailers, as well as $479 million of loans originated as held-for-sale for the year ended December 31, 2024, and $871 million for the year ended December 31, 2023.
(b)Excludes bulk loan purchases and includes $881 million of loans originated as held-for-sale for the year ended December 31, 2024, and $812 million for the year ended December 31, 2023.
(c)Includes originations related to our Personal Lending portfolio during the year ended December 31, 2023. On March 1, 2024, we closed the sale of Ally Lending. We excluded Personal Lending originations during the year ended December 31, 2024. Refer to Note 2 to the Consolidated Financial Statements for additional information.
(d)Excludes credit card loans, which are revolving in nature.
Total consumer loan originations decreased $3.5 billion for the year ended December 31, 2024, as compared to 2023. The decrease was primarily due to decreased originations within our consumer automotive loan portfolio as a result of our dynamic underwriting strategies, including strategic pricing and curtailment actions to optimize returns within our risk appetite. The decrease was also impacted by the absence of loan originations within the consumer other portfolio, as we closed the sale of Ally Lending during the first quarter of 2024.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table shows the percentage of consumer finance receivables and loans by state concentration based on amortized cost.

	2024 (a)			2023
December 31,	Consumer automotive	Consumer mortgage	Consumer other	Consumer automotive	Consumer mortgage	Consumer other (b)
California	8.5%	39.9%	9.3%	8.5%	39.2%	9.4%
Texas	13.5	7.2	7.8	13.7	7.3	7.6
Florida	9.3	6.2	9.1	9.5	6.5	9.0
North Carolina	4.6	1.9	3.0	4.3	1.9	2.9
Pennsylvania	4.5	2.1	4.1	4.5	2.1	4.2
Georgia	4.0	2.9	3.7	4.1	2.9	3.7
New York	3.8	1.9	5.4	3.7	1.9	5.4
New Jersey	3.3	2.5	3.5	3.2	2.4	3.7
Illinois	3.2	2.8	4.6	3.3	2.8	4.6
Ohio	3.3	0.4	4.5	3.4	0.4	4.5
Other United States	42.0	32.2	45.0	41.8	32.6	45.0
Total consumer loans	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2024.
(b)Excludes Personal Lending finance receivables and loans, which were transferred to loans held-for-sale, and were included in assets of operations held-for-sale on our Consolidated Balance Sheet at December 31, 2023. We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 to the Consolidated Financial Statements for additional information.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.0% and 26.4% of our total outstanding consumer finance receivables and loans at December 31, 2024, and December 31, 2023, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
December 31, ($ in millions)	2024	2023	2024	2023	2024	2023
Commercial
Commercial and industrial
Automotive	$18,259	$18,700	$15	$18	$—	$—
Other (b)	8,212	9,712	94	98	—	—
Commercial real estate	6,274	6,050	2	3	—	—
Total commercial finance receivables and loans	$32,745	$34,462	$111	$119	$—	$—
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
Total commercial finance receivables and loans outstanding decreased $1.7 billion from December 31, 2023, to $32.7 billion at December 31, 2024. Results were primarily driven by a $1.3 billion decrease in our Corporate Finance segment due to an increased volume of loan payoffs, in addition to a $436 million decrease in our Automotive Finance segment, primarily within the commercial and industrial receivables class.
Total commercial nonperforming finance receivables and loans were $111 million at December 31, 2024, reflecting a decrease of $8 million compared to December 31, 2023. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans was 0.3% at both December 31, 2024, and December 31, 2023.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2024	2023	2024	2023
Commercial
Commercial and industrial
Automotive	$(3)	$23	—%	0.1%
Other	(2)	101	—	1.1
Total commercial finance receivables and loans	$(5)	$124	—	0.4
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
We had net recoveries from total commercial finance receivables and loans of $5 million for the year ended December 31, 2024, as compared to net charge-offs of $124 million for the year ended December 31, 2023. The decrease in net charge-offs for the year ended December 31, 2024, was primarily driven by charge-offs of specific exposures within our Corporate Finance and Automotive Finance operations during the year ended December 31, 2023, that did not reoccur in 2024.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans was $6.3 billion and $6.1 billion at December 31, 2024, and December 31, 2023, respectively, which represented 4.6% and 4.3% of total outstanding finance receivables and loans at December 31, 2024, and December 31, 2023, respectively. There was $4.7 billion and $4.6 billion of commercial real estate loans included in the Automotive Finance segment at December 31, 2024, and December 31, 2023, respectively, and $1.5 billion and $1.3 billion of commercial real estate loans included in the Corporate Finance segment at December 31, 2024, and December 31, 2023. As of both December 31, 2024, and December 31, 2023, we had no exposures related to commercial office buildings.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

December 31,	2024	2023
Florida	16.0%	17.6%
Texas	14.1	13.6
California	6.6	7.9
Ohio	5.6	5.9
New York	5.4	4.5
North Carolina	4.8	5.0
Michigan	4.1	5.4
Georgia	3.3	3.0
Missouri	2.9	2.8
Illinois	2.6	2.6
Other United States	34.6	31.7
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $1.3 billion from December 31, 2023, to $3.4 billion at December 31, 2024. The increase in total criticized exposures was primarily driven by an increase in Special Mention loans within the commercial and industrial portfolio class of our Automotive Finance and Corporate Finance operations. Total criticized exposures were 10.5% and 6.2% of total commercial finance receivables and loans at December 31, 2024, and December 31, 2023, respectively, representing strong overall credit performance.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

December 31,	2024	2023
Industry
Automotive	64.4%	54.0%
Electronics	12.8	13.4
Services	9.0	12.8
Other	13.8	19.8
Total commercial criticized finance receivables and loans	100.0%	100.0%
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
Repossessed consumer automotive loan assets in our Automotive Finance operations were $207 million and $230 million at December 31, 2024, and December 31, 2023, respectively, and foreclosed consumer mortgage assets were $1 million at both December 31, 2024, and December 31, 2023. Repossessed commercial automotive loan assets in our Automotive Finance operations were $2 million and $5 million at December 31, 2024, and December 31, 2023, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Allowance for Loan Losses
Our quantitatively determined allowance under CECL is impacted by certain forecasted economic factors as further described in Note 1 to the Consolidated Financial Statements. For example, our consumer automotive allowance for loan losses is most sensitive to state-level unemployment rates. Our process for determining the allowance for loan losses considers a borrower’s willingness and ability to pay and considers other factors, including loan modification programs. In addition to our quantitative allowance for loan losses, we also incorporate qualitative adjustments that may relate to idiosyncratic risks, climate-related events, changes in current economic conditions that may not be reflected in quantitatively derived results, and other macroeconomic uncertainty. These include but are not limited to, the following:
•Changes in lending policies and procedures, including changes in underwriting standards and practices for collections, charge-offs, and recoveries;
•Changes and expected changes in the general market condition of either the geographical areas or the industry to which the borrower has exposure;
•Changes in the nature, volume, and terms of the portfolio;
•The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses; and
•Timing of available information.
We also monitor model performance, using model error and related assessments, and we may incorporate qualitative reserves to adjust our quantitatively determined allowance if we observe deterioration in model performance. Additionally, we perform a sensitivity analysis of our allowance utilizing varying macroeconomic scenarios, as described further within Critical Accounting Estimates — Allowance for Credit Losses within this MD&A.
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
Through December 31, 2024, forecasted economic variables incorporated into our quantitative allowance processes were updated to include the current macroeconomic environment and our future expectations reflecting slow GDP growth in the near term. This included (but was not limited to) the following: the unemployment rate peaking at approximately 4.3% in the fourth quarter of 2025, before reverting to the historical mean of approximately 5.9% by the fourth quarter of 2027, deceleration of GDP growth as measured on a quarter-over-quarter seasonally adjusted annualized rate basis through the second quarter of 2025, followed by increases in GDP growth through the second quarter of 2026 and reverting to the historical mean of approximately 2.1% by the fourth quarter of 2027, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis of approximately 16 million units through the fourth quarter of 2026, before reverting to the historical mean of 15 million units by the fourth quarter of 2027. Additionally, we maintain a qualitative allowance framework to account for ongoing uncertainty and volatility in the macroeconomic environment that could adversely impact frequency of loss and LGD. Our overall allowance for loan losses increased $127 million from the prior year to $3.7 billion at December 31, 2024, representing 2.7% and 2.6% as a percentage of total finance receivables at December 31, 2024, and December 31, 2023, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the years ended December 31, 2024, and December 31, 2023, respectively.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at January 1, 2024	$3,083	$21	$293	$3,397	$190	$3,587
Charge-offs (b)	(2,681)	(2)	(262)	(2,945)	(3)	(2,948)
Recoveries	871	5	30	906	8	914
Net charge-offs	(1,810)	3	(232)	(2,039)	5	(2,034)
Write-downs from transfers to held-for-sale (c)	(5)	—	—	(5)	—	(5)
Provision for credit losses
Provision due to change in portfolio size	19	(2)	45	62	(14)	48
Provision due to incremental charge-offs	1,810	(3)	232	2,039	(5)	2,034
Provision due to all other factors	73	(2)	(18)	53	31	84
Total provision for credit losses	1,902	(7)	259	2,154	12	2,166
Other	—	2	(1)	1	(1)	—
Allowance at December 31, 2024	$3,170	$19	$319	$3,508	$206	$3,714
Net charge-offs to average finance receivables and loans outstanding for the year ended December 31, 2024	2.2%	—%	11.2%	2.0%	—%	1.5%
Net charge-offs and write-downs from transfers to held-for-sale to average finance receivables and loans outstanding for the year ended December 31, 2024	2.2%	—%	11.2%	2.0%	—%	1.5%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2024 (d)	257.6%	33.0%	355.7%	255.1%	186.7%	250.0%
Nonaccrual loans to finance receivables and loans outstanding at December 31, 2024	1.5%	0.3%	3.9%	1.3%	0.3%	1.1%
Ratio of allowance for loan losses to annualized net charge-offs at December 31, 2024	1.8	(5.1)	1.4	1.7	(40.5)	1.8
Ratio of allowance for loan losses to annualized net charge-offs and write-downs from transfers to held-for-sale at December 31, 2024	1.7	(5.1)	1.4	1.7	(40.5)	1.8
(a)Includes Credit Card.
(b)Refer to Note 1 to the Consolidated Financial Statements for information regarding our charge-off policies.
(c)Consumer automotive includes a $5 million reduction of allowance from the completion of a retail securitization transaction during the year ended December 31, 2024, resulting in the deconsolidation of the assets and liabilities from our Consolidated Balance Sheet.
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
The allowance for consumer loan losses as of December 31, 2024, increased $111 million compared to December 31, 2023, reflecting an increase of $87 million in the consumer automotive allowance, an increase of $26 million in the consumer other allowance, and a decrease of $2 million in the consumer mortgage allowance. The increase in the allowance for consumer loan losses was primarily driven by a higher consumer automotive allowance reflecting a more gradual pace of improvement in loss expectations, partially offset by the sale of Ally Lending within the consumer other portfolio.
The allowance for commercial loan losses as of December 31, 2024, increased $16 million compared to December 31, 2023. The increase was primarily driven by incremental specific reserves on existing nonperforming exposures in our Corporate Finance operations, and portfolio growth in our Automotive Finance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

Year ended December 31, ($ in millions)	2024	2023	2022
Consumer automotive	$1,902	$1,595	$1,036
Consumer mortgage	(7)	(11)	(8)
Consumer other
Personal Lending (a)	—	102	161
Credit Card	259	217	165
Total consumer other	259	319	326
Total consumer	2,154	1,903	1,354
Commercial
Commercial and industrial
Automotive	—	23	1
Other	8	56	46
Commercial real estate	4	(3)	(5)
Total commercial	12	76	42
Total provision for loan losses (b)	$2,166	$1,979	$1,396
(a)We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 to the Consolidated Financial Statements for additional information.
(b)Excludes $11 million of benefit for credit losses related to our reserve for unfunded commitments during the year ended December 31, 2023, and $3 million of provision for credit losses related to our reserve for unfunded commitments during the year ended December 31, 2022.
The provision for consumer credit losses increased $251 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in provision for consumer credit losses for the year ended December 31, 2024, was primarily driven by higher net charge-offs in our consumer automotive portfolio, partially offset by the sale of Ally Lending.
The provision for commercial credit losses decreased $64 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease in provision for commercial credit losses was primarily driven by lower specific reserve activity within our Corporate Finance operations during the year ended December 31, 2024, as compared to 2023.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by loan portfolio class.

	2024			2023
December 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer automotive	$3,170	3.8	85.4	$3,083	3.7	85.9
Consumer mortgage	19	0.1	0.4	21	0.1	0.6
Consumer other
Credit Card	319	13.9	8.6	293	14.7	8.2
Total consumer other	319	13.9	8.6	293	14.7	8.2
Total consumer loans	3,508	3.4	94.4	3,397	3.2	94.7
Commercial
Commercial and industrial
Automotive	17	0.1	0.5	15	0.1	0.4
Other	152	1.8	4.1	142	1.5	4.0
Commercial real estate	37	0.6	1.0	33	0.5	0.9
Total commercial loans	206	0.6	5.6	190	0.6	5.3
Total allowance for loan losses	$3,714	2.7	100.0	$3,587	2.6	100.0
Insurance/Underwriting Risk
Underwriting risk represents the risk of loss or of adverse change in the value of insurance liabilities due to inadequate pricing and reserving assumptions. Insurance risk also includes event risk, which is synonymous with pure risk, or hazard risk, and presents no chance of gain, only of loss. The underwriting of our products, or the assumption of insurance risk through reinsurance, includes an assessment of the risk to determine acceptability and categorization for appropriate pricing. The acceptability of a particular risk is based on expected losses, expenses, and other factors specific to the product in question. For example, with respect to VSCs, considerations include the quality of the vehicles produced, the price of replacement parts, repair labor rates, and new model introductions. With respect to our vehicle inventory insurance product, considerations include the dealer’s loss history and loss control practices, as well as the geographic exposure to climate events and natural disasters, among other factors. We also assume risks through reinsurance arrangements, where a managing general agent or third party provides certain functions for an insurance product or program which may include, but is not limited to, premium and claims administration and reporting, binding of policies and other customer servicing functions, or underwriting services in exchange for a fee. Where underwriting and risk acceptance is delegated to third parties, we will consider the appropriateness of the third party’s underwriting guidelines and their ability to evaluate and assess risks within the context of those guidelines and routinely monitor arrangements with such parties.
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
We actively manage claim settlement activities using experienced claims personnel and the evaluation of current period reported claims. Losses for these events may be compared to prior claims experience, expected claims, or loss expenses from similar incidents to assess the reasonableness of incurred losses. For business assumed through reinsurance or generated through a managing general agent or third party, we may rely on third parties for claim adjudication or the estimation of unpaid losses and loss adjustment expenses. Reliance on third parties inherently includes certain risks and uncertainties that are unique relative to our direct insurance lines of business, which may include lags in reporting or different assessments of reserve adequacy. In order to mitigate such risks, we regularly review the performance of such business assumed through reinsurance and our carried loss reserves may differ from reserves reported to us from third parties if deemed appropriate.
In some instances, reinsurance is used to reduce the risk associated with volatile business lines, such as catastrophe risk in vehicle inventory insurance. Our vehicle inventory insurance product is covered by aggregate excess-of-loss protection, which provides coverage for the accumulation of climate-related losses that exceed pre-determined retention levels. In addition, loss control techniques such as storm path monitoring to assist dealers in preparing for severe weather help to mitigate loss potential. The level of reinsurance utilized will depend on the assessment of market pricing for such protection, the size and composition of our insured risks and our overall risk appetite. In certain cases, we choose not to obtain reinsurance protection if the cost is perceived to outweigh the benefits of such protection.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
Market Risk
Our financing, investing, and insurance activities give rise to market risk, or the potential change in the value of our assets (including securities, assets held for sale, loans, and operating leases) and liabilities (including deposits and debt) due to movements in market variables, such as interest rates, spreads, foreign-exchange rates, equity prices, off-lease vehicle prices, and other components such as liquidity.
The impact of changes in benchmark interest rates on our balance sheet represents an exposure to market risk and can affect our expected earnings. We primarily use interest rate derivatives to manage our interest rate risk exposure.
During the fourth quarter of 2024, the Federal Reserve lowered the federal funds target range to 4.25–4.50% in response to easing inflation trends and moderate labor market pressures. Continued high benchmark interest rates led to pricing impacts across the balance sheet. Refer to the section below titled Net Financing Revenue Sensitivity Analysis for additional information on how future rate changes may impact net financing revenue.
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
As part of our CRA program, we make investments in small business investment company funds, community and workforce development funds, tax credit funds, and other CRA-eligible funds that do not qualify as proportional amortization investments. Many of these CRA funds feature private equity or venture capital structures and are accounted for using the equity method of accounting. We recognize our share of the investee’s earnings based on the performance of the funds. We recognized an $11 million loss related to these investments during the year ended December 31, 2024, as compared to a $25 million loss during 2023. The results for the year ended December 31, 2023, include NMTC and HTC investments, which were accounted for using the equity method of accounting prior to our adoption of ASU 2023-02 on January 1, 2024. The loss for the year ended December 31, 2024, was primarily due to broader real estate market trends adversely impacting certain real estate funds within our CRA investment portfolio. There were no indications of impairment within our portfolio of CRA-eligible funds as of December 31, 2024. Refer to Note 1 to the Consolidated Financial Statements for additional information on our accounting policy for equity-method investments and proportional amortization investments.
In addition, we are exposed to changes in the value of other nonmarketable equity investments without readily determinable fair market values, which may cause volatility in our earnings.
As of December 31, 2024, we had $3.9 billion of cumulative net unrealized losses, inclusive of tax effects, on our investment securities. During the year ended December 31, 2024, we recorded $158 million of net unrealized losses, inclusive of tax effects, on our available-for-sale securities. Unrealized gains and losses are recorded in other comprehensive (loss) income within our Consolidated Statement of Comprehensive Income (Loss), and are generally not realized unless we sell the securities prior to their stated maturity date. In the fourth quarter of 2023, non-agency mortgage-backed residential securities with a fair value of $3.6 billion were transferred from available-for-sale to held-to-maturity. At the time of the transfer, $911 million of unrealized losses were retained in accumulated other comprehensive loss on our Consolidated Balance Sheet. The unrealized loss at the time of transfer is amortized over the remaining life of the security, offsetting the amortization of the security’s premium or discount, and resulting in no impact to the Consolidated Statement of Income. The transfer of these securities to held-to-maturity reduces our exposure to fluctuations in accumulated other comprehensive loss on our Consolidated Balance Sheet that can result from unrealized losses on available-for-sale securities due to changes in market interest rates. As of December 31, 2024, and December 31, 2023, we did not have the intent to sell the available-for-sale securities in an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For the year ended December 31, 2024, management determined that there were no expected credit losses for available-for-sale or held-to-maturity securities in an unrealized loss position. Refer to Note 8 and Note 18 to the Consolidated Financial Statements for additional information.
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

December 31, ($ in millions)	2024	2023
Financial instruments exposed to changes in:
Interest rates
Estimated fair value	(a)	(a)
Effect of 10% adverse change in rates	(a)	(a)
Foreign-currency exchange rates
Estimated fair value	$468	$357
Effect of 10% adverse change in rates	(24)	(14)
Equity prices
Estimated fair value (b)	$983	$928
Effect of 10% decrease in prices	(98)	(93)
(a)Refer to the section below titled Net Financing Revenue Sensitivity Analysis for information on the interest rate sensitivity of our financial instruments.
(b)Primarily includes $871 million and $810 million of equity securities at December 31, 2024, and December 31, 2023, respectively, and $91 million and $102 million of equity investments without a readily determinable fair value at December 31, 2024, and December 31, 2023. For additional information on equity investments without a readily determinable fair value, refer to Note 13 to the Consolidated Financial Statements.
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
Simulation results are driven by underlying models and assumptions that are based on trend behavior and other historical information. The underlying models and assumptions, including retail deposit pricing, are regularly monitored and evaluated, and may be updated accordingly as observed trends materialize. For example, we updated our retail deposit pricing assumptions throughout 2024, which generally increased the liability sensitivity of our balance sheet as retail deposits are assumed to reprice faster in a rising rate scenario than in a decreasing rate scenario. As a result, if future trends or behaviors deviate from those reflected in the models, actual sensitivities may vary—perhaps significantly—from those that are modeled. Actual sensitivities may differ for other reasons as well, including unplanned changes in balance sheet composition, timing of asset and liability repricing, the yield curve, customer behavior, macroeconomic conditions, the competitive environment, and management strategies. Accordingly, we do not treat the sensitivities as forecasts of net financing revenue but

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
instead use them as a tool in managing interest rate risk. We also assess Ally’s sensitivity to interest rate risk through the performance of sensitivity testing of key assumptions including, but not limited to, prepayments and retail automotive and deposit repricing on a routine basis.
In a stable rate scenario that assumes spot rates as of December 31, 2024, remain constant through the simulation and assumes no pricing actions, net financing revenue over the next 12 months is expected to decrease by $196 million versus the baseline forecast, due to the shape of the implied forward curve.
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various parallel shocks to the implied forward curve as of December 31, 2024, and December 31, 2023.

	December 31, 2024		December 31, 2023
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$28	$(184)	$150	$23
+100 basis points	14	(86)	88	3
-100 basis points	(23)	4	(96)	(107)
(a)Gradual changes in interest rates are recognized over 12 months.
Since December 31, 2023, the implied forward curve has flattened and market expectations of long-term interest rates have increased. During 2024, our fixed-rate asset balances decreased, primarily due to closing the sale of Ally Lending and the run-off of our investment securities and consumer mortgage portfolios. Additionally, we saw a shift from CDs to liquid deposits. The impact of these changes is reflected in our baseline net financing revenue forecast. As of December 31, 2024, our balance sheet is modestly asset sensitive in the near term due to our floating-rate assets and pay-fixed hedge position. However, our balance sheet remains liability sensitive over the medium term, driven by the assumed repricing of our deposits and market-based funding outpacing the assumed repricing of our floating-rate assets and pay-fixed swaps, which will also begin to roll down.
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
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. Our operating lease portfolio, net of accumulated depreciation was $8.0 billion and $9.1 billion as of December 31, 2024, and December 31, 2023, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $6.5 billion and $7.4 billion as of December 31, 2024, and December 31, 2023, respectively. Certain of our operating leases are covered by residual guarantees with counterparties, which partially mitigates the residual value risk to the extent the counterparties are able to meet the terms of the contractual agreements. As of December 31, 2024, and December 31, 2023, consumer operating leases with a carrying value, net of accumulated depreciation, of $1.9 billion and $12 million, respectively, were covered by residual value guarantees. Refer to Note 10 to the Consolidated Financial Statements for further information. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within this MD&A.
•Priced residual value projections — At contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation uses a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and unanticipated shifts in used vehicle supply, as well as expert judgment. This internally generated data is compared against third-party, independent data for reasonableness. Periodically, we revise the projected value of the leased vehicle at termination based on current market conditions in consideration of any residual value guarantees and may adjust depreciation expense over the remaining life of the contract as necessary. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value, after adjusting for any residual value guarantees, resulting in a gain or loss on remarketing recorded through depreciation expense.
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

Year ended December 31,	2024	2023	2022
Off-lease vehicles terminated (in units)	127,861	109,756	110,634
Average gain per vehicle ($ per unit)	$1,033	$1,923	$1,533
Method of vehicle sales
Sale to dealer, lessee, and other	54%	76%	88%
Auction
Internet	35	18	9
Physical	11	6	3
We recognized an average gain per vehicle of $1,033 for the year ended December 31, 2024, compared to an average gain per vehicle of $1,923 and $1,533 in 2023 and 2022, respectively. The decrease in remarketing performance during the year ended December 31, 2024, as compared to 2023, was primarily due to lower auction prices, compounded by continued normalizing volume trends in the contractually priced buyout channels. The method of vehicle sales is largely dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. Off-lease vehicles sold to lessees and dealers decreased 29% for the year ended December 31, 2024, as compared to 2023.
Operating Lease Portfolio Mix
The following table presents the concentration of our outstanding operating leases exposures by OEM.

December 31,	2024	2023	2022
Stellantis	60%	77%	78%
Other OEMs (a)	40	23	22
(a)During the year ended December 31, 2024, we added a relationship with an automotive manufacturer, which represented 24% of our total outstanding operating leases at December 31, 2024. No other exposure exceeded 7% of our total outstanding operating leases at December 31, 2024.
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

December 31,	2024	2023	2022
Sport utility vehicle	70%	68%	63%
Truck	17	28	31
Car	13	4	6
As of December 31, 2024, and December 31, 2023, $3.0 billion and $1.0 billion of our investment in operating leases, net of accumulated depreciation, were battery-electric or plug-in hybrid vehicles, respectively. Substantially all of our investment in operating leases of battery-electric vehicles are covered by an OEM residual value guarantee of approximately 50% of the vehicles’ contract residual value. Refer to Note 10 to the Consolidated Financial Statements for more information regarding our investment in operating leases.
Business/Strategic Risk
Business/strategic risk is embedded in every facet of our organization and is one of our primary risk types. It is the risk of financial underperformance resulting from the pursuit of business plans that turn out to be unsuccessful due to a variety of factors (for example, poor implementation or a lack of responsiveness to changes in the banking industry and operating environment). We aim to mitigate this risk within our business lines through portfolio diversification, product innovations to meet ever-changing customer expectations, risk and control

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
assessments on new products and services prior to launch, monitoring of our strategic and capital plan execution, and a focus on efficiency and cost control.
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
Reputation Risk
Reputation risk is the risk arising from negative public opinion on our business practices, whether true or not, that could cause a decline in customer satisfaction, brand sentiment, our customer base, revenue, or result in litigation towards us. Reputation risk may result from many of our activities, including those related to the management of our business/strategic, operational, and credit risks.
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
Operational Risk
Operational risk is the risk of loss or harm arising from inadequate or failed processes or systems, human factors, or external events and is inherent in all of our risk-generating activities. Such risk can manifest in various ways, including errors, business interruptions, and inappropriate behavior of employees, and can potentially result in financial losses and other damage to us. Operational risk includes business disruption risk, fraud risk, human capital risk, legal risk, process execution and management risk, and supplier (third party) risk.
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
•Supplier (third party) risk — The risk associated with third- and fourth-party suppliers and their ability to deliver products and/or services in support of overall business performance. This includes a supplier’s failure to comply with information technology requirements, information and physical security, laws, rules, regulations, and legal agreements. This also includes their ability to be resilient to disruptive events related to cybersecurity, vulnerabilities, natural disasters, and other disruptive events.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
Ally business lines and support functions use models to inform business decisions over a wide range of activities, including estimation of the allowance for credit losses, credit loss forecasting, stress testing and scenario analysis, loan and lease underwriting, balance sheet management, risk management, insurance risk, and identification of potential fraud and money laundering events. We manage risk through a comprehensive and risk-sensitive framework designed to establish expectations and roles and responsibilities for all model stakeholders. An independent MRM function establishes and maintains governance and oversight over all models throughout the model lifecycle that includes development, implementation, use, validation, ongoing monitoring, recalibration, and decommission.
The MRM function’s specific responsibility includes maintaining a centralized inventory of all models in production, under development, or recently retired; performing independent validation and annual review testing to verify that models are built as intended, conceptually sound, and appropriate for their intended use; monitoring ongoing model performance to identify potential model degradation; and producing risk appetite metrics and key risk indicators for consumption by Board-level and management-level risk committees. The MVG within the MRM function is a team of risk professionals with advanced degrees in the areas of economics, econometrics, mathematical finance, and statistics. MVG also has subject matter expertise in model validation, model development, analytics, data science, artificial intelligence, and anti-money laundering and fraud detection.
The Model Risk Committee is a management committee responsible for monitoring Ally’s model risk exposure, and making decisions on changes to the Enterprise Model Risk Management Policy and risk appetite metrics related to model risk. It has a voting membership that includes the Chief Risk Officer, MRM function senior leaders, and executives from independent risk management and business line risk management. Key model risk updates and risk appetite metrics are also reported to the ERMC and the RC.
Information Technology/Cybersecurity/Data Risk
Risk Management and Strategy
Information technology/cybersecurity/data is one of our primary risks, which we define as risks resulting from the failure of, or insufficiency in, information technology (for example, a system outage) or intentional or accidental unauthorized access, sharing, removal, tampering, or disposal of company and customer data or records (for example, a cybersecurity incident), or the lack of data governance, the mismanagement of data, or poor data privacy and protection. We and our service providers rely extensively on digital communications, data management, and other operating systems and infrastructure to conduct our business and operations. Disruptions to these systems or their infrastructure from cyberattacks, or failures in the management of information underlying these systems, may impede our ability to conduct business and operations and may result in business, reputational, financial, regulatory, or other harm. We and other financial institutions continue to be the target of various cyberattacks, including through phishing, the introduction of malware, denial-of-service, or other means. These cyberattacks often are intended to disrupt the operations of financial institutions or obtain confidential, proprietary, or other information or assets of Ally, our customers, employees, or other third parties with whom we transact. Refer to the Risk Factors section for additional information on our information technology/cybersecurity/data risks.
Information technology/cybersecurity/data risk management is part of our broader enterprise risk-management framework described earlier in Risk Management, including the multiple layers of defense described there. We seek to minimize the occurrence and impact of unauthorized access, disruption, alteration, poor privacy or protection, mismanagement or compromise of our systems and information through real-time review and monitoring of applicable risk exposures and the implementation of processes and controls to manage those risks. In addition, we make investments in people, processes, and technology to assist us in our efforts to prevent, monitor, and respond to incidents.
More specifically, information technology/cybersecurity operational metrics and data are monitored on an ongoing basis and assessed against established risk-appetite limits. An inventory of information technology/cybersecurity/data processes, risks, and controls is maintained, which is derived utilizing regulatory and industry guidance, including the Federal Financial Institutions Examination Council Information Technology Examination Handbook and the National Institute of Standards and Technology Cybersecurity Framework. This inventory is used to assist in the identification and assessment of information technology/cybersecurity/data risks. In addition, information protection and risk management teams managed by our CISO are responsible for the administration, governance, and ongoing assessment of information technology/cybersecurity/data risks that pertain to their areas of responsibility.
We have adopted a CSRP, which provides a structured approach for our response to cybersecurity incidents. The CSRP describes internal roles and responsibilities and describes the operational coordination among internal cybersecurity teams, application owners, business partners and other stake holders to detect, track, respond to, and escalate cybersecurity incidents promptly, mitigate the impact of them, and resume normal operations. When cybersecurity events merit escalation beyond the CSRP, they are managed at the enterprise level via Ally’s EIMT. Further escalation to Ally’s ECMT may occur based on severity of the event, as appropriate. The Response Team Operations Plans for both EIMT and ECMT address all hazards and include responsibilities for applicable disclosure.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
Cybersecurity and the continued enhancement of our controls, processes, and systems to protect our technology and data infrastructure, customer information, and other proprietary information or assets remain a critical and ongoing priority. We recognize that cyber-related risks continue to evolve, including through the emergence of artificial intelligence, and have become increasingly sophisticated. As a result we continuously evaluate the adequacy of our preventive and detective measures. As a further protective measure, we maintain insurance coverage that, subject to terms and conditions, may cover certain aspects of cybersecurity and information risks. However, such insurance may not be sufficient to cover all losses, and there is no guarantee that such insurance will continue to be available to us on acceptable terms, if at all.
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
Governance
Our Board is actively involved in the oversight of Ally’s information technology/cybersecurity/data risk-management program, including through the RC and TC. The RC has primary oversight responsibility for our risk-management framework and sets the risk appetite across Ally. The TC assists the Board in overseeing information-technology, information-security (including cybersecurity), and data risks, and our management of the risks commensurate with our structure, risk profile, complexity, activities, and size. To this end, the TC periodically reviews and approves policies addressing information-technology, information-security, and data risks, and reviews reports and trends on these risks—including those involving cybersecurity, data management and protection, and crisis management—and receives reports from management on its actions to assess, monitor, and control them. The RC reviews reports and other information from the TC in approving our information-technology, information-security, and data risk appetite, and in exercising oversight of our independent risk-management program. Senior management briefs the RC, the TC, or the Board on information-technology, information-security, and data risk matters at least quarterly and identified cybersecurity incidents are reported to the Board as deemed appropriate pursuant to our business-continuity and crisis-management plans.
Risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. More specifically, our ERMC is responsible for supporting the Chief Risk Officer’s oversight of senior management’s responsibility to execute on our strategy within our risk appetite set by the RC, and the Chief Risk Officer’s implementation of our independent risk-management. Our Technology and Security Risk Management Committee and Data Risk Management Committee, which report to our ERMC, provide oversight of senior management’s responsibility to manage and measure information technology/cybersecurity/data risks against the established risk appetite and monitors compliance with legal requirements and regulatory commitments. For additional information on the role of management in monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents, refer to the Risk Management and Strategy section above.
Our CIDDO, who brings to Ally more than 20 years of technology leadership experience in complex businesses, is responsible for overseeing all of Ally’s technical and digital capabilities, including cybersecurity and infrastructure. Our CISO, who reports to the CIDDO, is principally responsible for managing and implementing our cybersecurity program. Our CIDDO and CISO collectively possess substantial expertise in the areas of information technology, information security, cybersecurity, and data risk management. Our CISO, who has over 27 years of experience within the financial-services industry, is supported by employees involved in the management of information security/cybersecurity/data risks that possess experience across a variety of areas.
Compliance Risk
Compliance risk is the risk of legal or regulatory sanctions, financial loss, or damage to reputation resulting from failure to comply with laws, regulations, rules, key internal policies, other regulatory requirements, or codes of conduct and other standards of SROs applicable to the banking organization (applicable rules and standards). Examples of such risks include compliance with regulations set forth by banking agencies including fair and responsible banking, anti-money laundering, or community reinvestment act, risks associated with offering our products or services, or risks associated with deviating from internal policies and procedures including those that are established to promote sound risk-management and internal-control practices. Compliance risk also includes fiduciary risk, which includes risks arising from our

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
duty to exercise loyalty, act in the best interest of our clients, and care for assets according to an appropriate standard of care. This risk generally exists to the extent that we exercise discretion in managing assets on behalf of a customer.
We recognize that an effective compliance program, which includes driving a culture of compliance, plays a key role in managing and overseeing compliance risk and that a proactive compliance environment and program are essential to help meet various legal, regulatory, or other requirements or expectations. To manage compliance risk, we maintain a system of policies, change-management protocols, control frameworks, and other formal governance structures. Our compliance function, which is led by the Chief Compliance Officer who reports to our Chief Legal and Corporate Affairs Officer, provides independent, enterprise-wide oversight of consumer and customer-related compliance-risk exposures and related risk-management practices. The Chief Compliance Officer has the authority and responsibility for the oversight and administration of our consumer and customer-related compliance program, which includes ongoing reporting of compliance-associated risk matters to our Board, the RC, and various management committees established to govern compliance-related risks. The Compliance Risk Management Committee, established by the Chief Compliance Officer, serves to facilitate the management of consumer and customer-related compliance risk, including matters impacting products, geographies, and services. Other compliance-risk exposures are overseen and addressed by designated subject-matter experts across the enterprise—including in Finance, Tax, Accounting, Information Technology, Risk, HR, and Corporate Structure and Facilities—and are escalated through their established governance and oversight routines.
Conduct Risk
Conduct risk is the risk of customer harm, employee harm, reputational damage, regulatory sanction, or financial loss resulting from certain behaviors that would lead to misconduct, whether intentional or not, of our employees and contractors toward customers, counterparties, other employees and contractors, or the markets in which we operate.
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
We manage conduct risk through a variety of enterprise programs, policies, and procedures. Associates complete required training at on-boarding, and annually thereafter, to affirm their compliance with our Code of Conduct and Ethics. Training programs and other resources set expectations surrounding appropriate conduct, ethical behavior, and a culture of compliance with applicable laws, regulations, policies, and standards. Officers and employees are expected to take personal responsibility for maintaining the highest standards of honesty, trustworthiness, and ethical behavior; to understand and manage the risks associated with their positions; and to escalate concerns about risk management (including reporting of potential violations of the Code of Conduct and Ethics, our policies, or other laws and regulations). Employee conduct is considered through various HR and management activities including associate recruiting, on-boarding, performance management, incentive programs and compensation, conflicts of interest, and corrective action. Oversight of conduct risk is performed by Enterprise Risk Management.
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
Climate-related risk is generally categorized into two major categories: (1) risk related to the transition to a lower-carbon economy (transition risk) and (2) risk related to the physical impacts of climate change (physical risk). Transition risk considers how changes in policy, technology, and market preference could pose operational, financial, and reputational risk to companies. Physical risk from climate change can be acute or chronic. Acute physical risk refers to risks that are event-driven such as increased severity of extreme climate events, including tornadoes, hurricanes, or floods. Chronic physical risks refer to long-term shifts in climate patterns, such as sustained higher temperatures, that may, for example, cause sea levels to rise.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
We recognize (1) the importance of understanding, preparing for and taking timely preventive action against potentially material climate-change impacts, (2) investor demand for consistent and comparable climate and environmental risk data, and (3) shifting federal and state policy focus and an increase in regulatory discussion about potential requirements and oversight. Ally is committed to developing an appropriate climate risk mitigation strategy focusing on the enhancement of our climate risk management capabilities and embedding climate risk considerations into the existing ERM framework to effectively manage climate-related financial and non-financial risks consistent with regulatory guidelines and industry best practices. Refer to Note 1 to the Consolidated Financial Statements for additional information on The Enhancement and Standardization of Climate-Related Disclosures for Investors (SEC Release No. 33-11275).
In 2024, we:
•Submitted our annual CDP (formally the Carbon Disclosure Project) climate change questionnaire.
•Achieved third-party verification to a limited level of assurance using ISO 14064-3 for our reported 2023 greenhouse gas emissions metrics.
•Executed Ally's operational carbon neutrality strategy for Scope 1 and 2 emissions for the fourth consecutive year through a combined purchase of carbon offsets and Green-e Energy Certified renewable energy credits.
•Prepared for evolving regulatory requirements and reporting frameworks by conducting gap analyses and developing a compliance roadmap aligned with strategic priorities.
•Enhanced climate risk management capabilities to further embed climate risk considerations into existing risk management strategies.
•Engaged key suppliers via EcoVadis, a global sustainability assessment platform, to improve our ability to evaluate third-party sustainability performance.
•Focused on improving operational sustainability through strategic initiatives, including installation of solar panels and additional EV charging stations, more efficient HVAC units, centralized trash and composting, and promotion of biodiversity through landscape redesign with native species.
•Continued to support environmental volunteerism through Green Teams, an employee network of volunteers dedicated to sustainability.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Liquidity Management, Funding, and Regulatory Capital
Overview
The purpose of liquidity management is to enable us to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under both normal operating conditions as well as periods of economic or financial stress. Our primary objective is to maintain cost-effective, stable and diverse sources of funding capable of sustaining the organization throughout all market cycles. Sources of funding include both retail and brokered deposits and secured and unsecured market-based funding across various maturity, interest rate, and investor profiles. Additional liquidity is available through a pool of unencumbered highly liquid securities, repurchase agreements, advances from the FHLB of Pittsburgh, the FRB Standing Repo Facility, and the FRB Discount Window.
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
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2027). Refer to Note 15 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of December 31, 2024. In recent years, we have become less reliant on market-based funding, reducing our exposure to disruptions in wholesale funding markets.
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
Assets are primarily originated by Ally Bank to reduce parent company exposures and funding requirements, and to utilize consumer deposit-taking capabilities. This allows us to use bank funding for substantially all our automotive finance and other assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise.
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
Our liquidity stress testing is designed to allow us to operate our businesses and to meet our contractual and contingent obligations, including unsecured debt maturities, for at least 12 months, assuming our normal access to funding is disrupted by severe market-wide and enterprise-specific events. We maintain available liquidity in the form of cash, unencumbered highly liquid securities, available FHLB capacity, and available FRB Standing Repo Facility capacity and the FRB Discount Window capacity. This available liquidity is held at various legal entities and is subject to regulatory restrictions and tax implications that may limit our ability to transfer funds across entities.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table summarizes our total available liquidity.

December 31, ($ in millions)	2024	2023
Liquid cash and equivalents (a)	$9,561	$6,468
FHLB unused pledged borrowing capacity (b)	12,211	10,333
Unencumbered highly liquid securities (c)	19,950	20,627
FRB Discount Window pledged capacity (d)	26,734	26,025
Total available liquidity	$68,456	$63,453
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
•We issued $11.4 billion of brokered CDs.
•We became eligible for the FRB Standing Repo Facility.
•We raised $770 million through the issuance of credit-linked notes. The related proceeds are held within a cash collateral account as restricted cash and cash equivalents recorded within other assets on the Consolidated Balance Sheet.
•In July 2024, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes, which provided additional liquidity at Ally Financial Inc. In December 2024, Ally Financial Inc. raised $500 million through the issuance of unsecured senior notes and $500 million through the issuance of subordinated notes.
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
Our liquidity position fundamentally differs from those of SVB and Signature before their failures. For example, approximately 92% of total deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of December 31, 2024, compared to 12% for SVB and 10% for Signature as of December 31, 2022. Additionally, our deposit portfolio is primarily composed of granular and diversified retail customer accounts, as opposed to SVB and Signature who had large uninsured commercial deposits. However, because of the market turbulence and uncertainty, in March 2023, we activated existing internal incident response procedures specifically designed to increase governance and monitoring of Ally Bank’s depositor behavior, liquidity position, and risk exposure, including frequent ongoing dialogue with the Board and supervisory authorities.
Before and after the SVB and Signature failures, we also took specific funding actions. Even before these failures, in response to the unprecedented pace of monetary tightening in 2022 and the resultant macroeconomic uncertainty, we had increased cash and available liquidity. After the failures, we continued to do so by optimizing brokered CD issuances, borrowing from the FHLB, managing securities collateral pledged to the FHLB, maintaining competitive retail deposit pricing, managing new loan origination volumes, and increasing available FRB Discount Window capacity by pledging additional consumer automotive loan collateral. In March 2024, we also became eligible for the FRB Standing Repo Facility, which allows banks to borrow overnight cash from the FRB through a repurchase agreement using U.S. Treasury or agency mortgage-backed securities as collateral. We had $68.5 billion of total available liquidity as of December 31, 2024, which included $12.2 billion of available FHLB capacity and $26.7 billion of available FRB Discount Window capacity. Refer to the section above titled Liquidity Risk Management. FHLB funding provides us with a stable funding source and can be drawn upon on a same-day basis if sufficiently secured with available collateral.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
In July 2023, the U.S. banking agencies issued a proposed rule to customize and implement revisions to the global Basel III capital framework that were approved by the Basel Committee in December 2017. The proposal would replace the current “advanced approaches” with a new expanded risk-based approach based on new standardized approaches for credit risk, operational risk and credit valuation adjustment risk, and would significantly revise risk-based capital requirements for all banking institutions with assets of $100 billion or more, including Ally and Ally Bank. Significantly, the proposed rule requires the recognition in regulatory capital of most elements of accumulated other comprehensive income and loss and the application of deductions, limitations, and criteria for specified capital investments, minority interests, and TLAC holdings. Under the proposed rule, a three-year transition period from July 1, 2025, to June 30, 2028, would apply to the recognition of accumulated other comprehensive income and loss in regulatory capital and the use of the expanded risk-based approach. The phase-in of accumulated other comprehensive income and loss is expected to significantly affect our levels of regulatory capital. While we believe that this would be manageable, we also anticipate that our levels of regulatory capital would need to be gradually increased in advance of and during the proposed transition period. The FRB has indicated that it expects to work with the other U.S. banking agencies on a revised proposal in 2025.
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
Whether and when final rules related to these proposals may be adopted and take effect, as well as what changes to the proposed rules may be reflected in any such final rules, remain unclear. Also, beyond these proposed rules, more stringent and less tailored liquidity, stress-testing, and other standards for Category IV firms, like Ally, may be forthcoming, including those that may reinstate the LCR, require more rigorous liquidity stress testing, and return Ally to supervisory stress testing on an annual cycle.
In June 2024, the FDIC issued a final rule that requires each CIDI with $100 billion or more in total assets, like Ally Bank, to periodically submit resolution plans (commonly known as living wills) that are designed to enable the FDIC as receiver to resolve the bank in a timely and orderly manner under the FDI Act in the event of its insolvency. The final rule became effective on October 1, 2024. Ally Bank’s first interim supplement under the new rule is due by July 1, 2025. If the FDIC determines that the resolution plan is not credible and deficiencies are not adequately remediated in a timely manner, the FDIC may take formal or informal supervisory actions against us. Refer to Note 20 to the Consolidated Financial Statements for additional information.
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
On November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDI Act in connection with the receiverships of SVB and Signature. The rule provides that the total loss estimate will be periodically adjusted and the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. In June 2024, due to the increased estimate of losses, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. We paid $14 million in special assessments during the year ended December 31, 2024. As of December 31, 2024, our FDIC special assessment liability was $29 million.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	On-balance-sheet funding		% Share of funding
December 31, ($ in millions)	2024	2023	2024	2023
Deposits	$151,574	$154,666	89	88
Debt
Secured financings	8,058	10,443	5	6
Institutional term debt	10,169	9,815	6	6
Retail term notes	893	609	—	—
Total debt (a)	19,120	20,867	11	12
Total on-balance-sheet funding	$170,694	$175,533	100	100
(a)Includes hedge basis adjustments as described in Note 21 to the Consolidated Financial Statements.
Refer to Note 15 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at December 31, 2024.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including savings accounts, money-market demand accounts, CDs, interest-bearing spending accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which we believe, at scale, is the most efficient and stable source of funding for us when compared to other funding sources. Retail deposits constituted 84% of our total on-balance-sheet funding sources at December 31, 2024. Total deposits, which include brokered deposits obtained through third-party intermediaries, constituted 89% of total on-balance-sheet funding at December 31, 2024.
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

	2024		2023
December 31, ($ in millions)	Amount	% of total deposits	Amount	% of total deposits
Uninsured deposits
Total uninsured deposits, as calculated per regulatory guidelines	$17,921	12	$16,895	11
Less: Affiliate and intercompany deposits	6,320	4	5,313	4
Total uninsured deposits, excluding affiliate and intercompany deposits	$11,601	8	$11,582	7
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Total primary retail deposit customers (in thousands)	3,272	3,255	3,198	3,144	3,040
Deposits ($ in millions)
Retail	$143,430	$141,449	$142,075	$145,147	$142,265
Brokered	6,737	9,082	8,726	8,495	11,000
Other (a)	1,407	1,419	1,353	1,442	1,401
Total deposits	$151,574	$151,950	$152,154	$155,084	$154,666
(a)Other deposits include mortgage escrow deposits. Other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.3 billion as of December 31, 2024, $1.2 billion as of both September 30, 2024, and June 30, 2024, and $1.3 billion as of both March 31, 2024, and December 31, 2023.
During the year ended December 31, 2024, our total deposit base decreased $3.1 billion, and we added approximately 232,000 retail deposit customers, ending with approximately 3.3 million retail deposit customers as of December 31, 2024. Total retail deposits increased $1.2 billion during the year ended December 31, 2024, bringing the total retail deposits portfolio to $143.4 billion as of December 31, 2024. During the year ended December 31, 2024, we proactively implemented pricing actions to reduce rates paid on several of our key deposit product offerings. These pricing actions reduced deposit balances from our most rate sensitive customers, which were more than offset by

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
deposit growth from new customers. Brokered deposits decreased $4.3 billion during the year ended December 31, 2024, due to brokered deposit maturities. During the year ended December 31, 2024, our CD deposit liabilities decreased $7.9 billion while our savings, money market, and spending account deposit liabilities increased $4.9 billion. This trend was primarily due to customer migration to liquid savings as fixed-rate CD maturities occurred during the year ended December 31, 2024. Strong customer acquisition and retention rates continue to deliver a favorable funding mix. Overall, we continue to maintain a relentless focus on customer experience and competitive rates.
Approximately 92% of retail deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of December 31, 2024. Our total available liquidity exceeded our uninsured retail deposit liabilities by $56.9 billion as of December 31, 2024.
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
We continue to be recognized for the totality of experience and value we provide our customers. For the second consecutive year, Wall Street Journal’s BuySide named Ally as the “Best Online Bank”. Additionally, Ally has been recognized on Fortune Recommends “Best Online Banks” list for 2024 in addition to being named “Best Bank” and “Best Bank for CDs” by Nerdwallet. Bankrate also named Ally as “Best Bank Overall”, “Best Online Bank”, “Best CD”, “Best Money Market Account” and “Best Checking Account”. Most recently, Newsweek ranked Ally Bank the #1 Online Bank for Customer Service. For additional information on our deposit funding by type, refer to Note 14 to the Consolidated Financial Statements.
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
As part of these securitization transactions, we sell assets to various SPEs in exchange for the proceeds from the issuance of debt and other beneficial interest in the assets. The activities of the SPEs are generally limited to acquiring the assets, issuing and making payments on the debt, paying related expenses, and periodically reporting to investors.
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
During the year ended December 31, 2024, we raised $1.9 billion through the completion of two term securitization transactions backed by consumer automotive loans. As a result of one of the sales, we deconsolidated $1.1 billion of consumer automotive loans from our Consolidated Balance Sheet. In connection with this transaction, we reduced our allowance for loan losses by approximately $15 million through provision for credit losses, and recognized no additional gain or loss on the sale. The second transaction, accounted for as a secured borrowing, resulted in $777 million of funding.
In June 2024, we issued $330 million of credit-linked notes based on a reference portfolio of $3.0 billion of consumer automotive loans. In November 2024, we issued $440 million of credit-linked notes based on a reference portfolio of $4.0 billion of consumer automotive loans. The proceeds from these issuances constitute prefunded credit protection for mezzanine tranches of the reference portfolio and are recognized as restricted cash and cash equivalents in other assets on our Consolidated Balance Sheet. These transactions are structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure, which recognizes the credit risk mitigation and generally provides lower risk weights relative to those assigned to consumer automotive loans that are not securitized.
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans and investment securities. As of December 31, 2024, we had pledged $26.5 billion of assets to the FHLB resulting in $18.1 billion in total funding capacity with $5.8 billion of debt outstanding.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
At December 31, 2024, $65.5 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
Unsecured Financings
We have long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $893 million of retail term notes outstanding at December 31, 2024. The remainder of our unsecured debt is composed of institutional term debt. In July 2024, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes. In December 2024, we raised $500 million through the issuance of senior notes and $500 million through the issuance of subordinated notes. Refer to Note 15 to the Consolidated Financial Statements for additional information about our outstanding long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of December 31, 2024, we had no debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. The FRB, however, is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. As of December 31, 2024, we had assets pledged and restricted as collateral to the FRB totaling $33.8 billion, resulting in $26.7 billion in total funding capacity with no debt outstanding.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both December 31, 2024, and December 31, 2023, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

Year ended December 31, ($ in millions)	2024	2023	2022
Net financing loss and other interest income (a)	$(884)	$(945)	$(1,000)
Dividends from bank subsidiaries	1,200	1,350	3,150
Dividends from nonbank subsidiaries	—	250	1
Total other revenue	134	169	103
Total net revenue	450	824	2,254
Provision for credit losses	8	(13)	(32)
Total noninterest expense	473	465	665
(Loss) income from continuing operations before income tax benefit	(31)	372	1,621
Income tax benefit from continuing operations (b)	(327)	(408)	(253)
Net income from continuing operations	296	780	1,874
Loss from discontinued operations, net of tax	(1)	(2)	(1)
Net income (c)	$295	$778	$1,873
(a)Net financing loss and other interest income is primarily driven by interest expense on long-term debt.
(b)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and consolidated tax adjustments. The income tax benefit excludes tax effects on dividends from subsidiaries.
(c)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

December 31, ($ in millions)	2024	2023
Total assets (a)	$7,436	$7,242
Total liabilities	$12,644	$11,671
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
Net cash provided by operating activities was $4.5 billion and $4.6 billion for the years ended December 31, 2024, and 2023, respectively. Refer to the Consolidated Results of Operations section of this MD&A for further discussion.
Net cash provided by investing activities was $5.0 billion for the year ended December 31, 2024, and net cash used in investing activities was $7.2 billion for the year ended December 31, 2023. The change was primarily due to a $10.1 billion increase in net cash inflows related to loans held-for-investment activity and a $2.0 billion increase in net cash inflows related to proceeds from the sale of Ally Lending.
Net cash used in financing activities was $5.6 billion for the year ended December 31, 2024, and net cash provided by financing activities was $3.8 billion for the same period in 2023. The change was primarily attributable to an increase in net cash outflows of $5.6 billion from deposits, an increase in net cash outflows from the net change in short-term borrowings of $2.6 billion, and a decrease in proceeds from issuance of long-term debt of $1.4 billion.
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
The Tailoring Rules align capital planning, supervisory stress testing, and stress capital buffer requirements for large banking organizations, like Ally. As a Category IV firm, Ally is expected to have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which Ally would not generally be subject to the

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
supervisory stress test. Refer to the section titled Basel Capital Framework in Note 20 to the Consolidated Financial Statements for further discussion about our stress capital buffer requirements. During a year in which Ally does not undergo a supervisory stress test, we would receive an updated stress capital buffer requirement only to reflect our updated planned common-stock dividends. Ally did not elect to participate in the 2023 or 2025 supervisory stress tests, but was subject to the 2024 supervisory stress test.
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
In February 2023 and December 2024, we accessed the unsecured debt capital markets each time issuing $500 million of additional subordinated notes, which qualify as Tier 2 capital for Ally under U.S. Basel III. In June 2024 and November 2024, we accessed the debt capital markets and issued $330 million and $440 million, respectively, of credit-linked notes based on reference portfolios of $3.0 billion and $4.0 billion of consumer automotive loans. The proceeds from these credit-linked notes issuances constitute prefunded credit protection for mezzanine tranches of the respective reference portfolio and are recognized as restricted cash and cash equivalents in other assets on our Consolidated Balance Sheet. These transactions are structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure, which recognizes the credit risk mitigation benefits and generally provides lower risk weights relative to those assigned to consumer automotive loans that are not securitized.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Regulatory Capital
We became subject to U.S. Basel III on January 1, 2015, although a number of its provisions—including capital buffers and certain regulatory capital deductions—were subject to phase-in periods. For further information on U.S. Basel III, refer to the section titled Regulation and Supervision in Part I, Item I of this report, and Note 20 to the Consolidated Financial Statements. The following table presents selected regulatory capital data under U.S. Basel III.

December 31, ($ in millions)	2024	2023 (a)
Common Equity Tier 1 capital ratio	9.82%	9.36%
Tier 1 capital ratio	11.30%	10.76%
Total capital ratio	13.16%	12.41%
Tier 1 leverage ratio (to adjusted quarterly average assets) (b)	8.92%	8.67%
Total equity	$13,903	$13,766
CECL phase-in adjustment (c)	296	591
Preferred stock (d)	(2,324)	(2,324)
Goodwill and certain other intangibles	(603)	(731)
Deferred tax assets arising from net operating loss and tax credit carryforwards (e)	(157)	(10)
AOCI-related adjustments (f)	3,943	3,837
Common Equity Tier 1 capital	15,058	15,129
Preferred stock (d)	2,324	2,324
Other adjustments	(58)	(61)
Tier 1 capital	17,324	17,392
Qualifying subordinated debt and other instruments qualifying as Tier 2	982	694
Qualifying allowance for loan losses and other adjustments	1,876	1,969
Total capital	$20,182	$20,055
Risk-weighted assets (g)	$153,339	$161,601
(a)Capital amounts and ratios are based on our regulatory filings, and have not been adjusted for December 31, 2023, to reflect our change in the method of accounting for ITCs. Refer to Note 1 to the Consolidated Financial Statements for additional information about this change in accounting principle.
(b)Tier 1 leverage ratio equals Tier 1 capital divided by adjusted quarterly average total assets, which both reflect adjustments for disallowed goodwill, certain intangible assets, and disallowed deferred tax assets.
(c)We elected to delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we phased in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Refer to Note 20 to the Consolidated Financial Statements for further information.
(d)Refer to Note 17 to the Consolidated Financial Statements for additional details about our non-cumulative perpetual preferred stock.
(e)Contains deferred tax assets required to be deducted from capital under U.S. Basel III.
(f)Comprises adjustments related to our accumulated other comprehensive income opt-out election, which allows us to exclude most elements of accumulated other comprehensive income from regulatory capital.
(g)Risk-weighted assets are defined by regulation and are generally determined by allocating assets and specified off-balance sheet exposures to various risk categories.
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
(c)S&P affirmed our senior unsecured debt rating of BBB-, affirmed our short-term rating of A-3, and changed our outlook to Stable from Negative on March 25, 2021.
(d)DBRS affirmed our senior unsecured debt rating of BBB, affirmed our short-term rating of R-2 (high), and affirmed our outlook of Stable on February 11, 2025.
As illustrated by the issuer ratings above, as of December 31, 2024, Ally holds an investment-grade rating from all the respective nationally recognized rating agencies.
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
Insurance Financial Strength Ratings
Substantially all of our Insurance operations have an FSR and an ICR from A.M. Best. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business, as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance have guidelines requiring high FSR ratings. On September 20, 2024, A.M. Best affirmed the FSR for Ally Insurance Group of A (excellent), affirmed the ICR of a (excellent), and affirmed a Stable outlook.
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
Allowance for Loan Losses
We maintain an allowance for loan losses (the allowance) to reflect the net amount expected to be collected from our lending portfolios. The allowance is maintained at a level that management considers to be adequate based upon ongoing assessments and evaluations using relevant available information. We maintain a governance and internal control framework to support the establishment of our allowance, and models used in that allowance process are regularly assessed through ongoing performance monitoring routines that are reviewed by the MRM function. The allowance is measured using statistically estimated models that are designed to correlate customer and collateral quality, as well as certain macroeconomic variables to expected future credit losses. Our baseline macroeconomic forecast is consistent with the 50th percentile in a distribution of possible economic outcomes.
During the second quarter of 2024, we updated our reasonable and supportable forecast period for our allowance for loan losses from 12 months to 24 months, and our reversion period from 24 months to 12 months. This refinement to our estimation process represented a change in accounting estimate, with prospective application beginning in the period of change. The impact of this refinement to our estimation process was offset by an adjustment in the qualitative portion of our allowance. The use of a longer-duration reasonable and supportable macroeconomic forecast period to produce the modeled portion of our allowance for loan losses is expected to further improve model performance. Refer to Note 1 to the Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The consumer portfolio segments consist of loans that generally share similar risk characteristics within our Automotive Finance operations, and our mortgage, personal lending, and credit card operations, each of which are included within Corporate and Other. For additional information regarding the allowance calculation for the consumer portfolio segments, refer to Note 1 to the Consolidated Financial Statements.
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
•The unfavorable (or downside) scenario is consistent with the 90th percentile in a distribution of possible economic outcomes and implies that there is a 90% chance that the realized economy will be better than the defined path and a 10% chance that the realized economy will be worse than the defined path. The unfavorable scenario, which reflects an average recession, assumes a three-quarter recession starting in the first quarter of 2025, with GDP contracting more than 3.0% annualized in each quarter, the unemployment rate rising to 8.3% in December 2025, and HPI decreasing 14.1% in 2025.
•The alternative unfavorable (or alternative downside) scenario is consistent with the 96th percentile in a distribution of possible economic outcomes and implies that there is a 96% chance that the realized economy will be better than the defined path and a 4% chance that the realized economy will be worse than the defined path. The alternative unfavorable scenario, which reflects a severe recession, assumes a five-quarter recession starting in the first quarter of 2025, with a 4.4% peak to trough decline in GDP, unemployment rising to 9.3% in September 2026, and HPI decreasing 18.6% in 2025.
As of December 31, 2024, the results of this hypothetical sensitivity analysis indicate that the downside scenario would increase our allowance for loan losses by 16% and the alternative downside scenario would increase our allowance for loan losses by 22%. These results are estimates that are directly tied to the timing, severity, and duration of changes in the independently and instantaneously shocked macroeconomic scenarios. This sensitivity analysis is hypothetical, providing insight on the sensitivity of the macroeconomic forecast on our modeled loss estimate, and does not reflect our expectation of changes in our estimate of expected credit losses. Actual loss sensitivities and resulting estimates of consolidated allowance for loan losses may be influenced by numerous other factors including, but not limited to, the actual evaluation of macroeconomic conditions, the underlying performance of our portfolios relative to historical loss experience and current modeled assumptions, future government and management actions, and other quantitative and qualitative information and adjustments.
Valuation of Automotive Operating Lease Assets and Residuals
We have significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the operating lease contract of the estimated realizable value of the vehicle at the end of the lease (i.e., residual value). This evaluation is primarily based on a proprietary model, which includes variables such as age of the vehicle, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus rental charges. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. For additional information regarding residual value, refer to Note 1 to the Consolidated Financial Statements.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
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
Lessees generally have the first opportunity to purchase the off-lease vehicle at the end of the lease term for the price stated in the lease agreement. If the lessee declines to purchase the off-lease vehicle, the dealer is offered the opportunity to purchase the vehicle directly from us at a price we define. If both the lessee and the dealer decline their options to purchase, we remarket the off-lease vehicle at auction. At this point, we are exposed to a risk of loss unless the vehicle is covered by an OEM residual value guarantee. If the realized values of our leased vehicles were to decline 1% below our estimated realizable values, we would incur $49 million of incremental depreciation expense over the remaining life of our operating lease portfolio on a scheduled termination basis. Additionally, this is based on the improbable event that all vehicles were remarketed at auction due to lessees and dealers foregoing their purchase options. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We currently hold deferred tax asset attributes related to net operating tax loss and foreign tax credit carryforwards. We perform regular assessments to determine whether our tax attributes are realizable. As of December 31, 2024, we continue to believe it is more likely than not that the benefit for certain foreign tax credit carryforwards and state net operating loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on these deferred tax assets relating to these carryforwards and it is reasonably possible that the valuation allowance may change in the next 12 months.
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
Net Interest Margin Table
The following table presents an analysis of net yield on interest-earning assets (or net interest margin) for the periods shown.

	2024			2023			2022
Year ended December 31, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate
Assets
Interest-bearing cash and cash equivalents (b) (c)	$7,895	$386	4.89%	$7,261	332	4.57%	$3,886	$54	1.38%
Investment securities (d)	28,782	996	3.46	30,157	980	3.25	33,527	804	2.40
Loans held-for-sale, net	248	22	9.10	417	34	8.24	616	31	5.06
Finance receivables and loans, net (d) (e)	137,810	11,394	8.27	138,136	11,020	7.98	128,178	8,099	6.32
Investment in operating leases, net (f)	8,133	619	7.60	9,901	710	7.16	10,656	682	6.41
Other earning assets	657	41	6.19	704	42	5.96	870	37	4.27
Earning assets of operations held-for-sale (g)	317	28	8.77	—	—	—	—	—	—
Total interest-earning assets	183,842	13,486	7.34	186,576	13,118	7.03	177,733	9,707	5.46
Noninterest-bearing cash and cash equivalents	303			322			416
Other assets	11,732			11,049			10,442
Allowance for loan losses	(3,611)			(3,782)			(3,439)
Total assets	$192,266			$194,165			$185,152
Liabilities and equity
Interest-bearing deposit liabilities (d)	$152,716	$6,388	4.18%	$152,915	5,819	3.81%	$142,987	$1,987	1.39%
Short-term borrowings	1,300	66	5.09	1,383	73	5.27	4,292	107	2.49
Long-term debt (d)	16,806	1,017	6.05	19,226	1,001	5.21	16,683	763	4.58
Total interest-bearing liabilities	170,822	7,471	4.37	173,524	6,893	3.97	163,962	2,857	1.74
Noninterest-bearing deposit liabilities	155			172			193
Total funding sources	170,977	7,471	4.37	173,696	6,893	3.97	164,155	2,857	1.74
Other liabilities (h)	7,408	1	n/m	6,940	4	n/m	6,606	—	n/m
Total liabilities	178,385			180,636			170,761
Total equity	13,881			13,529			14,391
Total liabilities and equity	$192,266			$194,165			$185,152
Net financing revenue and other interest income		$6,014			$6,221			$6,850
Net interest spread (i)			2.97%			3.06%			3.72%
Net yield on interest-earning assets (j)			3.27%			3.33%			3.85%
n/m = not meaningful
(a)Average balances are calculated using an average daily balance methodology. Refer to Note 1 to the Consolidated Financial Statements for further information regarding our basis of presentation and significant accounting policies, which are in accordance with U.S. GAAP.
(b)Includes restricted interest-bearing cash and cash equivalents recorded in other assets on the Consolidated Balance Sheet.
(c)Includes interest expense related to margin received on derivative contracts of $20 million, $36 million, and $9 million for the years ended December 31, 2024, 2023, and 2022, respectively. Excluding this expense, the annualized yield was 5.15%, 5.06%, and 1.62% for the years ended December 31, 2024, 2023, and 2022, respectively.
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
(f)Yield includes gains on the sale of off-lease vehicles of $132 million, $211 million, and $170 million, for the years ended December 31, 2024, 2023, and 2022, respectively. Excluding gains on the sale of off-lease vehicles, the annualized yield would be 5.98%, 5.03%, and 4.81% for the years ended December 31, 2024, 2023, and 2022, respectively.
(g)Includes average balances of Ally Lending earning assets prior to the completion of the sale on March 1, 2024, which were transferred to assets of operations held-for-sale at December 31, 2023. Refer to Note 2 to the Consolidated Financial Statements.
(h)Represents interest expense on tax liabilities included in other liabilities on the Consolidated Balance Sheet. The interest expense on tax liabilities is included in the net yield on interest-earning assets and excluded from the interest spread. For more information on our accounting policies regarding income taxes, refer to Note 1 to the Consolidated Financial Statements.
(i)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(j)Net yield on interest-earning assets represents net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents an analysis of the change in net financing revenue and other interest income due to the change in volume and yield/rate.

	2024 vs. 2023 Increase (decrease) due to (a)			2023 vs. 2022 Increase (decrease) due to (a)
Year ended December 31, ($ in millions)	Volume	Yield/rate	Total	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$29	$25	$54	$47	$231	$278
Investment securities	(45)	61	16	(81)	257	176
Loans held-for-sale, net	(14)	2	(12)	(10)	13	3
Finance receivables and loans, net	(26)	400	374	629	2,292	2,921
Investment in operating leases, net	(127)	36	(91)	(48)	76	28
Other earning assets	(3)	2	(1)	(7)	12	5
Earning assets of operations held-for-sale	28	—	28	—	—	—
Total interest-earning assets			$368			$3,411
Liabilities
Interest-bearing deposit liabilities	$(8)	$577	$569	$138	$3,694	$3,832
Short-term borrowings	(4)	(3)	(7)	(73)	39	(34)
Long-term debt	(126)	142	16	116	122	238
Total interest-bearing liabilities			578			4,036
Other liabilities	n/m	n/m	(3)	n/m	n/m	4
Net financing revenue and other interest income			$(207)			$(629)
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

December 31, 2024 ($ in millions)	Due in one year or less (a)	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total (b)
Consumer automotive (c) (d)	$1,007	$47,302	$35,489	$—	$83,798
Consumer mortgage	—	27	602	16,605	17,234
Consumer other
Credit Card	2,294	—	—	—	2,294
Total consumer other	2,294	—	—	—	2,294
Total consumer	3,301	47,329	36,091	16,605	103,326
Commercial
Commercial and industrial
Automotive	16,654	816	789	—	18,259
Other	351	7,019	820	22	8,212
Commercial real estate	512	3,901	1,846	15	6,274
Total commercial	17,517	11,736	3,455	37	32,745
Total finance receivables and loans	$20,818	$59,065	$39,546	$16,642	$136,071
(a)Includes loans with revolving terms (for example, wholesale floorplan loans, which are included within commercial and industrial, and credit cards).
(b)Loan maturities are based on the remaining maturities under contractual terms.
(c)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $41 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at December 31, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 21 to the Consolidated Financial Statements for additional information.
(d)Includes RV loans. RV lending was discontinued in 2018.

	Loans due after one year (a)
December 31, 2024 ($ in millions)	Loans at fixed interest rates	Loans at variable interest rates	Total
Consumer automotive (b)	$82,791	$—	$82,791
Consumer mortgage	16,782	452	17,234
Total consumer	99,573	452	100,025
Commercial
Commercial and industrial
Automotive	1,096	509	1,605
Other	120	7,741	7,861
Commercial real estate	4,074	1,688	5,762
Total commercial	5,290	9,938	15,228
Total finance receivables and loans	$104,863	$10,390	$115,253
(a)Loan maturities are based on the remaining maturities under contractual terms.
(b)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $41 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at December 31, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 21 to the Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Deposit Liabilities
The following table presents the average balances and interest rates paid for our deposit liabilities.

	2024		2023
Year ended December 31, ($ in millions)	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate
Noninterest-bearing deposits	$155	—%	$172	—%
Interest-bearing deposits
Savings, money market, and spending accounts	102,043	3.96	100,999	3.74
Certificates of deposit (b)	50,673	4.63	51,916	3.92
Total deposit liabilities	$152,871	4.18	$153,087	3.80
(a)Average balances are calculated using an average daily balance methodology.
(b)Includes brokered certificates of deposit average balance of $9.1 billion and $12.3 billion as of December 31, 2024, and 2023, respectively.
The following table presents the amounts of uninsured certificates of deposit, segregated by time remaining until maturity.

December 31, 2024 ($ in millions)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured certificates of deposit	$886	$1,180	$1,512	$1,178	$4,756
As of December 31, 2024, we had $11.6 billion of deposit liabilities that are estimated to be uninsured. In some instances, deposits in excess of federal insurance limits may be insured based upon the number of account owners, beneficiaries, and accounts held.

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
Based on the assessment performed, management concluded that as of December 31, 2024, Ally’s internal control over financial reporting was effective based on the COSO criteria.
The effectiveness of our internal controls over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ MICHAEL G. RHODES	/S/ RUSSELL E. HUTCHINSON
Michael G. Rhodes	Russell E. Hutchinson
Chief Executive Officer	Chief Financial Officer
February 19, 2025	February 19, 2025

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Ally Financial Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements the Company changed its accounting for investment tax credits from the flow-through method to the deferral method during the year ended December 31, 2024.
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
The allowance for loan losses (“allowance”) is management’s estimate of expected credit losses in the lending portfolio. The consumer automotive portfolio represents approximately 62% of the total finance receivables and loans balance and the amount of the allowance associated with the consumer automotive portfolio is based on its relevant risk characteristics and represents approximately 85% of the total allowance of the Company. The determination of the appropriate level of the allowance for the consumer automotive portfolio inherently involves a high degree of subjectivity and requires significant estimates of credit risks using both quantitative and qualitative analyses.
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
February 19, 2025
We have served as the Company’s auditor since at least 1936; however, an earlier year could not be reliably determined.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Ally Financial Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 19, 2025, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in accounting principle for investment tax credits.
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

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 19, 2025

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2024	2023	2022
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$11,394	$11,020	$8,099
Interest on loans held-for-sale	50	34	31
Interest and dividends on investment securities and other earning assets	1,037	1,022	841
Interest on cash and cash equivalents	386	332	54
Operating leases	1,355	1,550	1,596
Total financing revenue and other interest income	14,222	13,958	10,621
Interest expense
Interest on deposits	6,388	5,819	1,987
Interest on short-term borrowings	66	73	107
Interest on long-term debt	1,017	1,001	763
Interest on other	1	4	—
Total interest expense	7,472	6,897	2,857
Net depreciation expense on operating lease assets	736	840	914
Net financing revenue and other interest income	6,014	6,221	6,850
Other revenue
Insurance premiums and service revenue earned	1,413	1,271	1,151
Gain on mortgage and automotive loans, net	24	16	52
Other gain (loss) on investments, net	72	144	(120)
Other income, net of losses	658	582	495
Total other revenue	2,167	2,013	1,578
Total net revenue	8,181	8,234	8,428
Provision for credit losses	2,166	1,968	1,399
Noninterest expense
Compensation and benefits expense	1,842	1,901	1,900
Insurance losses and loss adjustment expenses	544	422	280
Goodwill impairment	118	149	—
Other operating expenses	2,675	2,691	2,507
Total noninterest expense	5,179	5,163	4,687
Income from continuing operations before income tax expense	836	1,103	2,342
Income tax expense from continuing operations	167	144	627
Net income from continuing operations	669	959	1,715
Loss from discontinued operations, net of tax	(1)	(2)	(1)
Net income	$668	$957	$1,714
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions, except per share data; shares in thousands) (a)	2024	2023	2022
Net income from continuing operations attributable to common shareholders	$559	$849	$1,605
Loss from discontinued operations, net of tax	(1)	(2)	(1)
Net income attributable to common shareholders	$558	$847	$1,604
Basic weighted-average common shares outstanding (b)	306,913	303,751	316,690
Diluted weighted-average common shares outstanding (b)	310,160	305,135	318,629
Basic earnings per common share
Net income from continuing operations	$1.82	$2.79	$5.07
Loss from discontinued operations, net of tax	—	(0.01)	—
Net income	$1.82	$2.79	$5.06
Diluted earnings per common share
Net income from continuing operations	$1.80	$2.78	$5.04
Loss from discontinued operations, net of tax	—	(0.01)	—
Net income	$1.80	$2.77	$5.03
Cash dividends declared per common share	$1.20	$1.20	$1.20
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.
Refer to Note 19 for additional earnings per share information. The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Comprehensive Income (Loss)
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2024	2023	2022
Net income	$668	$957	$1,714
Other comprehensive (loss) income, net of tax
Investment securities
Available-for-sale securities
Net unrealized (losses) gains arising during the period	(158)	260	(3,982)
Net unrealized loss on securities transferred to held-to-maturity	—	693	—
Less: Net realized gains reclassified to net income	3	4	18
Net change	(161)	949	(4,000)
Held-to-maturity securities
Net unrealized loss on securities transferred from available-for-sale	—	(693)	—
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(66)	(11)	—
Net change	66	(682)	—
Translation adjustments
Net unrealized (losses) gains arising during the period	(13)	5	(8)
Net investment hedges
Net unrealized gains (losses) arising during the period	12	(2)	7
Translation adjustments and net investment hedges, net change	(1)	3	(1)
Cash flow hedges
Net unrealized losses arising during the period	(21)	(16)	(2)
Less: Net realized (losses) gains reclassified to net income	(9)	11	15
Net change	(12)	(27)	(17)
Defined benefit pension plans
Net unrealized gains arising during the period	—	—	2
Less: Net realized losses reclassified to net income	—	—	(115)
Net change	—	—	117
Other comprehensive (loss) income, net of tax	(108)	243	(3,901)
Comprehensive income (loss)	$560	$1,200	$(2,187)
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
Ally Financial Inc. • Form 10-K

December 31, ($ in millions, except share data)	2024	2023
Assets
Cash and cash equivalents
Noninterest-bearing	$522	$638
Interest-bearing	9,770	6,307
Total cash and cash equivalents	10,292	6,945
Equity securities	871	810
Available-for-sale securities (amortized cost of $26,810 and $28,416)	22,410	24,415
Held-to-maturity securities (fair value of $4,293 and $4,729)	4,346	4,680
Loans held-for-sale, net	160	400
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	136,030	139,439
Allowance for loan losses	(3,714)	(3,587)
Total finance receivables and loans, net	132,316	135,852
Investment in operating leases, net	7,991	9,085
Premiums receivable and other insurance assets	2,790	2,749
Other assets	10,660	9,418
Assets of operations held-for-sale	—	1,975
Total assets	$191,836	$196,329
Liabilities
Deposit liabilities
Noninterest-bearing	$131	$139
Interest-bearing	151,443	154,527
Total deposit liabilities	151,574	154,666
Short-term borrowings	1,625	3,297
Long-term debt	17,495	17,570
Interest payable	890	858
Unearned insurance premiums and service revenue	3,535	3,492
Accrued expenses and other liabilities	2,814	2,726
Liabilities of operations held-for-sale	—	17
Total liabilities	177,933	182,626
Commitments and contingencies (refer to Note 28 and Note 29)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 515,777,584 and 511,861,447; and outstanding 305,387,550 and 302,459,258)	22,142	21,975
Preferred stock	2,324	2,324
Retained earnings	270	91
Accumulated other comprehensive loss	(3,924)	(3,816)
Treasury stock, at cost (210,390,034 and 209,402,189 shares)	(6,909)	(6,871)
Total equity	13,903	13,703
Total liabilities and equity	$191,836	$196,329
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

December 31, ($ in millions)	2024	2023
Assets
Finance receivables and loans, net
Consumer automotive	$4,505	$6,868
Allowance for loan losses	(172)	(254)
Total finance receivables and loans, net	4,333	6,614
Other assets	333	461
Total assets	$4,666	$7,075
Liabilities
Long-term debt	$1,561	$1,509
Accrued expenses and other liabilities	4	4
Total liabilities	$1,565	$1,513
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
Ally Financial Inc. • Form 10-K

($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2022	$21,671	$2,324	$(1,599)	$(158)	$(5,188)	$17,050
Net income			1,714			1,714
Preferred stock dividends — Series B			(63)			(63)
Preferred stock dividends — Series C			(47)			(47)
Share-based compensation	145					145
Other comprehensive loss				(3,901)		(3,901)
Common stock repurchases					(1,650)	(1,650)
Common stock dividends ($1.20 per share)			(389)			(389)
Balance at December 31, 2022	$21,816	$2,324	$(384)	$(4,059)	$(6,838)	$12,859
Net income			957			957
Preferred stock dividends — Series B			(63)			(63)
Preferred stock dividends — Series C			(47)			(47)
Share-based compensation	159					159
Other comprehensive income				243		243
Common stock repurchases					(33)	(33)
Common stock dividends ($1.20 per share)			(372)			(372)
Balance at December 31, 2023	$21,975	$2,324	$91	$(3,816)	$(6,871)	$13,703
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2023-02			(2)			(2)
Balance at January 1, 2024	$21,975	$2,324	$89	$(3,816)	$(6,871)	$13,701
Net income			668			668
Preferred stock dividends — Series B			(63)			(63)
Preferred stock dividends — Series C			(47)			(47)
Share-based compensation	167					167
Other comprehensive loss				(108)		(108)
Common stock repurchases					(38)	(38)
Common stock dividends ($1.20 per share)			(377)			(377)
Balance at December 31, 2024	$22,142	$2,324	$270	$(3,924)	$(6,909)	$13,903
(a)Refer to the section titled Recently Adopted Accounting Standards in Note 1 for additional information.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2024	2023	2022
Operating activities
Net income	$668	$957	$1,714
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,199	1,227	1,327
Goodwill impairment	118	149	—
Provision for credit losses	2,166	1,968	1,399
Gain on mortgage and automotive loans, net	(24)	(16)	(52)
Other (gain) loss on investments, net	(72)	(144)	120
Originations and purchases of loans held-for-sale	(2,223)	(2,406)	(3,907)
Proceeds from sales and repayments of loans held-for-sale	2,636	2,811	3,774
Net change in
Deferred income taxes	(436)	(81)	553
Interest payable	32	450	198
Other assets	73	(417)	957
Other liabilities	127	(91)	(103)
Other, net	264	150	267
Net cash provided by operating activities	4,528	4,557	6,247
Investing activities
Purchases of equity securities	(884)	(339)	(539)
Proceeds from sales of equity securities	915	356	846
Purchases of available-for-sale securities	(717)	(518)	(6,723)
Proceeds from sales of available-for-sale securities	168	337	820
Proceeds from repayments of available-for-sale securities	2,143	2,057	4,276
Purchases of held-to-maturity securities	—	—	(47)
Proceeds from repayments of held-to-maturity securities	476	123	154
Purchases of finance receivables and loans held-for-investment	(3,572)	(4,233)	(7,165)
Proceeds from sales of finance receivables and loans initially held-for-investment	1,400	258	55
Originations and repayments of finance receivables and loans held-for-investment and other, net	3,282	(5,040)	(7,927)
Purchases of operating lease assets	(3,460)	(2,759)	(3,532)
Disposals of operating lease assets	3,808	3,228	3,023
Proceeds from sale of a business unit, net	1,956	—	—
Net change in nonmarketable equity investments	84	(73)	27
Other, net	(608)	(579)	(531)
Net cash provided by (used in) investing activities	4,991	(7,182)	(17,263)

Statement continues on the next page.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2024	2023	2022
Financing activities
Net change in short-term borrowings	(1,672)	898	2,399
Net (decrease) increase in deposits	(3,227)	2,342	10,703
Proceeds from issuance of long-term debt	4,337	5,705	7,125
Repayments of long-term debt	(4,484)	(4,595)	(6,464)
Purchases of land and buildings in satisfaction of finance lease liabilities	—	—	(44)
Repurchases of common stock	(38)	(33)	(1,650)
Common stock dividends paid	(372)	(368)	(384)
Preferred stock dividends paid	(110)	(110)	(110)
Net cash (used in) provided by financing activities	(5,566)	3,839	11,575
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	(12)	3	(7)
Net increase in cash and cash equivalents and restricted cash	3,941	1,217	552
Cash and cash equivalents and restricted cash at beginning of year	7,439	6,222	5,670
Cash and cash equivalents and restricted cash at December 31,	$11,380	$7,439	$6,222
Supplemental disclosures
Cash paid (received) for
Interest	$7,354	$6,357	$2,583
Income taxes	135	(27)	(425)
Noncash items
Held-to-maturity securities received in consideration for loans sold	56	82	—
Available-for-sale securities transferred to held-to-maturity securities	—	3,644	—
Loans held-for-sale transferred to finance receivables and loans held-for-investment	34	208	120
Deconsolidation of debt related to loans sold	—	1,373	—
Finance receivables and loans held-for-investment transferred to loans held-for-sale	1,731	3,739	23
Transfer of equity-method investments to equity securities	—	—	40
Transfer of nonmarketable equity investments to equity securities	—	19	1
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheet to the Consolidated Statement of Cash Flows.

December 31, ($ in millions)	2024	2023
Cash and cash equivalents on the Consolidated Balance Sheet	$10,292	$6,945
Restricted cash and cash equivalents and restricted cash held for securitization trusts included in other assets on the Consolidated Balance Sheet (a)	1,088	494
Total cash and cash equivalents and restricted cash in the Consolidated Statement of Cash Flows	$11,380	$7,439
(a)Refer to Note 13 for additional details describing the nature of restricted cash and cash equivalent balances.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

1.    Description of Business, Basis of Presentation, and Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a financial-services company with the nation’s largest all-digital bank and an industry-leading automotive financing and insurance business, driven by a mission to “Do It Right” and be a relentless ally for customers and communities. The Company serves customers with deposits and securities brokerage and investment advisory services as well as automotive financing and insurance offerings. The Company also includes a seasoned corporate finance business that offers capital for equity sponsors and middle-market companies. Ally is a Delaware corporation and is registered as a BHC under the BHC Act, and an FHC under the GLB Act.
Consolidation and Basis of Presentation
The Consolidated Financial Statements include the accounts of the parent and its consolidated subsidiaries, of which it is deemed to possess control, after eliminating intercompany balances and transactions, and include all VIEs in which we are the primary beneficiary. Refer to Note 11 for further details on our VIEs. Other entities in which we have invested and have the ability to exercise significant influence over operating and financial policies of the investee, but upon which we do not possess control, are accounted for using the equity method of accounting within the financial statements and are therefore not consolidated. Our accounting and reporting policies conform to U.S. GAAP and, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Certain reclassifications have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation. Refer to the section below titled Change in Accounting Principle for further details on our method of accounting for ITCs, and Note 26 for further details on our change in allocation of costs to reportable segments and change in reportable segments. Additionally, certain other reclassifications may have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation, which did not have a material impact on our Consolidated Financial Statements.
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
Realized gains and losses on the sale of debt securities are determined using the specific identification method and are reported in other gain (loss) on investments, net in our Consolidated Statement of Income.
Equity Securities and Nonmarketable Equity Investments
Equity securities that have a readily determinable fair value are recorded at fair value with changes in fair value recorded in earnings and reported in other gain (loss) on investments, net in our Consolidated Statement of Income. These investments are included in equity securities on our Consolidated Balance Sheet. In some instances, we may account for equity securities using the net asset value practical expedient to estimate fair value. Realized gains and losses on the sale of equity securities with a readily determinable fair value and equity securities measured using the net asset value practical expedient are determined using the specific identification method and are reported in other gain (loss) on investments, net in our Consolidated Statement of Income. Refer to Note 24 for further information on equity securities that are held at fair value.

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
Loans classified as held-for-sale are presented as loans held-for-sale, net on our Consolidated Balance Sheet and are carried at the lower of their net carrying value or fair value, unless the fair value option was elected, in which case those loans are carried at fair value. For loans originated as held-for-sale for which we have not elected the fair value option, loan origination fees and costs are included in the initial carrying value. For held-for-sale loans for which we have elected the fair value option, loan origination fees and costs are recognized in earnings when earned or incurred. We have elected the fair value option for mortgage direct-to-consumer originations for which we have a commitment to sell. The interest rate lock commitment that we enter into for a mortgage loan originated as held-for-sale and certain forward commitments are considered derivatives, which are carried at fair value on our Consolidated Balance Sheet. We have elected the fair value option to measure our nonderivative forward commitments. Changes in the fair value of our interest rate lock commitments, derivative forward commitments, and nonderivative forward commitments related to mortgage loans originated as held-for-sale, as well as changes in the carrying value of loans classified as held-for-sale, are reported through gain on mortgage and automotive loans, net in our Consolidated Statement of Income. Interest income on our loans classified as held-for-sale is recognized based upon the contractual rate of interest on the loan and the unpaid principal balance. We report accrued interest receivable on our loans classified as held-for-sale in other assets on our Consolidated Balance Sheet.
Loans classified as held-for-investment are presented as finance receivables and loans, net on our Consolidated Balance Sheet. Finance receivables and loans are reported at their amortized cost basis, which includes the principal amount outstanding, net of unamortized deferred fees and costs on originated loans, unamortized premiums and discounts on purchased loans, unamortized basis adjustments arising from the designation of finance receivables and loans as the hedged item in qualifying fair value hedge relationships, and cumulative principal net charge-offs. We refer to the amortized cost basis less the allowance for loan losses as the net carrying value in finance receivables and loans. Unearned rate support received from automotive manufacturers on certain automotive loans, deferred origination fees and costs, and premiums and discounts on purchased loans, are amortized over the contractual life of the related finance receivable or loan using the effective interest method. We make various incentive payments for consumer automotive loan originations to automotive dealers and account for these payments as direct loan origination costs. Additionally, we make incentive payments to certain commercial automobile wholesale borrowers and account for these payments as a reduction to interest income in the period they are earned. Interest income on our finance receivables and loans is recognized based on the contractual rate of interest plus the amortization of deferred amounts using the effective interest method, except for origination fees and costs on our credit card loans, which amortize on a straight line basis over a twelve-month period. In addition, annual fees on credit cards are amortized into other income, net of losses over a twelve-month period. We report accrued interest receivable on our finance receivables and loans in other assets on our Consolidated Balance Sheet, except for billed interest on our credit card loans, which is included in finance receivables and loans, net. Loan commitment fees are generally deferred and amortized over the commitment period. For information on finance receivables and loans, refer to Note 9.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
•Consumer automotive — Consists of retail automotive financing for new and used vehicles.
•Consumer mortgage — Consists of consumer first-lien mortgages, subordinate-lien mortgages, and home equity mortgages.
•Consumer other — Consists of the following classes of finance receivables.
•Personal Lending — Consists of unsecured consumer lending from point-of-sale financing. On March 1, 2024, we closed the sale of our point-of-sale financing business. Refer to Note 2 for further information.
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
Nonaccrual Loans
Generally, we recognize loans of all classes as past due when they are 30 days delinquent on making a contractually required payment, and loans are placed on nonaccrual status when principal or interest has been delinquent for at least 90 days, or when full collection is not expected. Interest income recognition is suspended when finance receivables and loans are placed on nonaccrual status. Additionally, amortization of premiums and discounts and deferred fees and costs ceases when finance receivables and loans are placed on nonaccrual. Exceptions include commercial real estate loans that are placed on nonaccrual status when delinquent for 60 days or when full collection is not probable, if sooner. Additionally, a loan can be returned to accrual status when the loan has been brought fully current, the collection of contractual principal and interest is reasonably assured, and six consecutive months of repayment performance is achieved. In certain cases, if a borrower has been current up to the time of a modification and repayment of the debt subsequent to the modification is reasonably assured, we may choose to continue to accrue interest on the loan.
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
Modifications of Loans with Borrowers Experiencing Financial Difficulty
On January 1, 2023, we implemented ASU 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This guidance eliminates the concept of TDRs and adds new disclosure requirements related to loan modifications and gross charge offs. We implemented the ASU on a prospective basis.
We may provide a modification to a borrower who is experiencing financial difficulty if we believe they have the ability and are willing to repay their loan. The type of modification granted will vary depending on our credit risk management practices, as well as the borrower’s financial condition and the characteristics of the loan, including the unpaid balance, the underlying collateral, and the number or types of previous modifications granted. Modifications that we make subject to the financial difficulty disclosure requirements include payment extensions, principal forgiveness, and/or interest rate concessions. These modifications generally reduce the borrower’s periodic payment amount. The following is a description of each of these types of modifications.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
As a general rule, consumer automotive loans are fully charged off once a loan becomes 120 days past due. In instances where upon becoming 120 days past due repossession is assured and in process, consumer automotive loans are written down to estimated collateral value, less costs to sell. In our consumer mortgage portfolio segment, first-lien mortgages and a subset of our home equity portfolio that are secured by real estate in a first-lien position are written down to the estimated fair value of the collateral, less costs to sell, once a mortgage loan becomes 180 days past due. Consumer mortgage loans that represent second-lien positions are charged off at 180 days past due. In our consumer other segment, loans in our credit card class of receivables are charged off at 180 days past due. Prior to being transferred to held-for-sale on December 31, 2023, loans within our personal lending class of receivables were charged off at 120 days past due. Within 60 days of receipt of notification of filing from the bankruptcy court, or within the time frames noted above, consumer automotive and first-lien consumer mortgage loans in bankruptcy are written down to their expected future cash flows, which is generally fair value of the collateral, less costs to sell, and second-lien consumer mortgage loans and other consumer loans are fully charged-off, unless it can be clearly demonstrated that repayment is likely to occur. Regardless of other timelines noted within this policy, loans are considered collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to only be through sale or operation of the collateral. Collateral dependent loans are charged-off to the estimated fair value of the underlying collateral, less costs to sell when foreclosure or repossession proceedings begin.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
During the second quarter of 2024, we updated our reasonable and supportable forecast period from 12 months to 24 months, and our reversion period from 24 months to 12 months. This refinement to our estimation process represented a change in accounting estimate, with prospective application beginning in the period of change. The impact of this refinement to our estimation process was offset by an adjustment in the qualitative portion of our allowance. The use of a longer-duration reasonable and supportable macroeconomic forecast period to produce the modeled portion of our allowance for loan losses is expected to further improve model performance.
Loans that do not share similar risk characteristics are evaluated on an individual basis and are not included in the collective evaluation.
The allowance calculation is supplemented with qualitative adjustments that take into consideration current portfolio and asset-level factors, such as the impacts of changes in underwriting standards, collections and account management effectiveness, geographic concentrations, and economic events that have occurred but are not yet reflected in the quantitative model component. Qualitative adjustments are documented, reviewed, and approved through our established risk governance processes and follow regulatory guidance.
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
Consumer Mortgage
The allowance within the consumer mortgage portfolio segment is calculated by using statistical models based on pools of loans with similar risk characteristics, including credit score, LTV ratio, loan age, documentation type, product type, and loan purpose.
Expected losses are statistically derived based on a suite of behavioral based transition models. This transition framework predicts various stages of delinquency, default, and voluntary prepayment over the course of the life of the loan. The transition probability is a

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The gain or loss recognized on off-balance-sheet securitizations takes into consideration any assets received or liabilities assumed, including any retained interests, and servicing assets or liabilities (if applicable), which are initially recorded at fair value at the date of sale. Upon the sale of the financial assets, we recognize a gain or loss on sale for the difference between the assets and liabilities recognized, and the assets derecognized. The financial assets obtained from off-balance-sheet securitizations are primarily reported as cash or if applicable, retained interests. Retained interests are classified as securities or as other assets depending on their form and structure. The estimate of the fair value of the retained interests and servicing requires us to exercise significant judgment about the timing and amount of future cash flows from the interests. For a discussion on fair value estimates, refer to Note 24.
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
Equity-Method Investments and Proportional Amortization Investments
Our equity-method investments primarily include equity investments related to the CRA, which do not have a readily determinable fair value. The majority of these investments are accounted for using the equity method of accounting and are included in equity-method investments within other assets on our Consolidated Balance Sheet.
On January 1, 2024, we adopted ASU 2023-02, as further described within the section below titled Recently Adopted Accounting Standards. Our proportional amortization investments include tax equity investments related to the CRA, for which the primary return to us is the income tax credits and other income tax benefits we receive. We have elected to apply the proportional amortization method to qualifying tax equity investments within our LIHTC, NMTC, and HTC programs. Under the proportional amortization method, the costs of qualifying tax equity investments are amortized in proportion to the allocation of income tax credits and other income tax benefits in each period to the total income tax benefits expected to be obtained over the life of the investment, and the investment amortization and income tax credits are presented on a net basis as a component of income tax expense. Our proportional amortization investments are included within other assets on our Consolidated Balance Sheet. Our obligations related to unfunded commitments for our proportional amortization investments are included in accrued expenses and other liabilities on our Consolidated Balance Sheet. Income tax credits and other income tax benefits received are recorded in income tax expense of the Consolidated Statement of Income and in net income and as a component of operating activities within deferred income taxes, other assets, and other liabilities of the Consolidated Statement of Cash Flows.
Repossessed and Foreclosed Assets
Assets securing our finance receivables and loans are classified as repossessed and foreclosed and included in other assets at the earlier of when physical possession of the collateral is taken or legal title to the underlying collateral is received, which includes the transfer of title through foreclosure or other similar proceedings. Repossessed and foreclosed assets are initially recognized at the lower of the outstanding balance of the loan at the time of repossession or foreclosure or the fair value of the asset less estimated costs to sell. Losses on the initial revaluation of repossessed and foreclosed assets (and generally, declines in value shortly after repossession or foreclosure) are recognized as a charge-off of the allowance for loan losses. Subsequent declines in value are charged to other operating expenses.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Investment in Operating Leases
Investment in operating leases, net, represents the vehicles that are underlying our automotive operating lease contracts where we are the lessor and is reported at cost, less accumulated depreciation and net of impairment charges, if any, and origination fees or costs. Depreciation of vehicles is recorded on a straight-line basis over the lease term to an amount that is generally equal to the estimated residual value plus any OEM residual value guarantee. Manufacturer support payments and tax credits that we receive are treated as a reduction to the cost-basis in the underlying operating lease asset, which has the effect of reducing depreciation expense over the life of the contract. Income from operating lease assets including lease origination fees, net of lease origination costs, is recognized as operating lease revenue on a straight-line basis over the scheduled lease term. We have elected to exclude sales taxes collected from the lessee from our consideration in the lease contract and from variable lease payments that are not included in contract consideration. We accrue rental income on our operating leases when collection is reasonably assured. We generally discontinue the accrual of revenue on operating leases at the time an account is determined to be uncollectible, which we determine to be the earliest of (i) the time of repossession, (ii) within 60 days of bankruptcy notification, unless it can be clearly demonstrated that repayment is likely to occur, or (iii) greater than 120 days past due.
We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, pricing is determined based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions and in consideration of any residual value guarantees. Over the life of the lease, we evaluate the adequacy of our estimate of the residual value and may make adjustments to the depreciation rates to the extent the expected value of the vehicle at lease termination changes meaningfully. In addition to estimating the residual value at lease termination, we also evaluate the current value of the operating lease asset and test for impairment to the extent necessary when there is an indication of impairment based on market considerations and portfolio characteristics. Impairment is determined to exist if the fair value of the leased asset is less than carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the operating lease payments and the estimated residual value plus any residual value guarantees upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by discounted cash flows. No impairment was recognized in 2024, 2023, or 2022.
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
Impairment of Long-lived Assets
The net carrying values of long-lived assets (including property and equipment) are evaluated for impairment whenever events or changes in circumstances indicate that their net carrying values may exceed undiscounted future net cash flows. Long-lived assets are considered impaired when the carrying amount is deemed unrecoverable and the carrying amount exceeds fair value. Recoverability is measured by comparing the net carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the net carrying amount of the assets exceeds the fair value using a discounted cash flow method. No material impairment was recognized in 2024, 2023, or 2022.
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
Goodwill represents the excess of the cost of an acquisition over the fair value of net assets acquired, including identifiable intangibles. We allocate goodwill to applicable reporting units based on the relative fair value of the other net assets allocated to those reporting units at the time of the acquisition. In the event we restructure our business, we may reallocate goodwill. We test goodwill for impairment annually as of July 31 of each year, or more frequently if events and changes in circumstances indicate that it is more likely than not that impairment exists. In certain situations, we may perform a qualitative assessment to test goodwill for impairment. We may also decide to bypass the qualitative assessment and perform a quantitative assessment. If we perform the qualitative assessment to test goodwill for impairment and conclude that it is more likely than not that the reporting unit’s fair value is greater than its carrying value, then the quantitative assessment is not required. However, if we perform the qualitative assessment and determine that it is more likely than not that a reporting unit’s fair value is less than its carrying value, then we must perform the quantitative assessment. The quantitative assessment requires us to compare the fair value of each of the reporting units to their respective carrying value. The fair value of the reporting units in our quantitative assessment is determined based on various analyses including discounted cash flow projections using assumptions a market participant would use. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, a goodwill impairment loss is recorded for the excess of the carrying value of the reporting unit over its fair value. For additional information related to goodwill impairment losses, refer to Note 13.
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
We use a combination of methods commonly used in the insurance industry, including the chain ladder development factor, expected loss, BF, and frequency and severity methods to determine the ultimate losses for an individual business line as well as accident year basis depending on the maturity of the accident period and business-line specifics. These methodologies are based on different assumptions and use various inputs to develop alternative estimates of losses. The chain ladder development factor is used for more mature years while the expected loss, BF, and frequency and severity methods are used for less mature years. Both paid and incurred loss and loss adjustment expenses are reviewed where available and a weighted average of estimates or a single method may be considered in selecting the final estimate for an individual accident period. We did not change our methodology for developing reserves for insurance losses for the year ended December 31, 2024.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
Earnings per Common Share
We compute basic earnings per common share by dividing net income from continuing operations attributable to common shareholders after deducting dividends on preferred stock by the weighted-average number of common shares outstanding during the period. We compute diluted earnings per common share by dividing net income from continuing operations after deducting dividends on preferred stock by the weighted-average number of common shares outstanding during the period plus the dilution resulting from incremental shares that would have been outstanding if dilutive potential common shares had been issued (assuming it does not have the effect of antidilution), if applicable.
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
Changes in the fair value of derivative financial instruments held for risk management purposes that are not designated as accounting hedges under U.S. GAAP (economic hedges) are reported in current period earnings.
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
Our ITCs are generally accounted for using the deferral method and recognized as a reduction of the corresponding asset value. However, ITCs that qualify for proportional amortization treatment are accounted for using the flow-through method and are recognized as a reduction to current income tax expense.
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
Share-based Compensation
Our compensation and benefits expenses include the cost of share-based awards issued to employees. For equity classified share-based awards, compensation cost is ratably charged to expense based on the grant date fair value of the awards over the applicable service periods. Liability classified share-based awards are measured quarterly at fair value based on our share price. Compensation cost related to liability classified awards is ratably charged to expense based on the fair value at each reporting date. We have made an accounting policy election to account for forfeitures of share-based awards as they occur. Refer to Note 23 for a discussion of our share-based compensation plans.
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
Change in Accounting Principle
During the fourth quarter of 2024, we elected to change our method of accounting for ITCs from the flow-through method to the deferral method. Previously, we recognized ITCs as a reduction of income tax expense in the period that the qualifying property was placed into service. Subsequent to this change, we record deferred unamortized ITCs as a component of investment in operating leases, net, which will be amortized into earnings as a reduction of depreciation expense over the service life of the related asset. The deferral method is the preferred method of accounting for ITCs as it promotes matching of the benefits of the recognition of the ITC with the expected use of the asset. The effects of this change in accounting method have been retrospectively applied to all periods presented.
The following tables summarize the impacts to the Consolidated Financial Statements resulting from the change in the method of accounting for ITCs from the flow-through method to the deferral method. The change did not have an impact to the Consolidated Financial Statements for the year ended December 31, 2022.

	Year Ended December 31, 2023
($ in millions, except per share data)	As Originally Reported	Adjustments	As Adjusted
Consolidated Statement of Income
Net depreciation expense on operating lease assets	$860	$(20)	$840
Income tax expense from continuing operations	61	83	144
Net income	1,020	(63)	957
Net income attributable to common shareholders	910	(63)	847
Basic earnings per common share
Net income	$3.00	$(0.21)	$2.79
Diluted earnings per common share
Net income	$2.98	$(0.21)	$2.77
Consolidated Statement of Comprehensive Income
Comprehensive income (loss)	$1,263	$(63)	$1,200

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	As of December 31, 2023
($ in millions)	As Originally Reported	Adjustments	As Adjusted
Consolidated Balance Sheet
Investment in operating leases, net	$9,171	$(86)	$9,085
Other assets	9,395	23	9,418
Retained earnings	$154	$(63)	$91

	Year Ended December 31, 2023
($ in millions)	As Originally Reported	Adjustments	As Adjusted
Consolidated Statement of Cash Flows
Operating activities
Net income	$1,020	$(63)	$957
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,247	(20)	1,227
Net change in
Deferred income taxes	(58)	(23)	(81)
Net cash provided by operating activities	$4,663	$(106)	$4,557
Investing Activities
Disposals of operating lease assets	3,122	106	3,228
Net cash used in investing activities	$(7,288)	$106	$(7,182)
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
Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (ASU 2023-02)
In March 2023, the FASB issued ASU 2023-02, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The purpose of this guidance is to expand the use of the proportional amortization method to certain tax equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. In order to qualify for the proportional amortization method, the following five conditions must be met: (1) it is probable that the income tax credits allocable to the tax equity investor will be available, (2) the tax equity investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project, (3) substantially all of the projected benefits are from income tax credits and other income tax benefits, (4) the tax equity investor’s projected yield is based solely on the cash flows from the income tax credits and other income tax benefits is positive, and (5) the tax equity investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the tax equity investor’s liability is limited to its capital investment. Selecting the proportional amortization method is an accounting policy election that must be applied on a tax-credit-program-by-tax-credit-program basis rather than at the entity level or to individual investments. Additionally, in order to apply the proportional amortization method to qualifying investments, an entity must use the flow-through method when accounting for the receipt of the ITCs. This guidance also adds disclosure requirements related to tax credit programs where the proportional amortization method has been elected. We adopted the amendments on January 1, 2024, using the modified retrospective approach. The adoption of the amendments resulted in a reduction to our opening retained earnings of approximately $2 million, net of income taxes.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
This “other” category is defined as the difference between segment profit or loss and segment revenue less significant segment expenses. Entities are also required to disclose the title and position of the individual, or the name of the group or committee, identified as the CODM. We adopted the amendments effective for annual reporting beginning January 1, 2024 and for interim reporting beginning January 1, 2025, using the retrospective approach. The impact of these amendments was not material.
Recently Issued Accounting Standards
Improvements to Income Tax Disclosures (ASU 2023-09)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of this guidance is to enhance the rate reconciliation and income taxes paid disclosures. This ASU requires that an entity disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. For the state and local income tax category of the rate reconciliation, entities must disclose a qualitative description of the states and local jurisdictions that make up the majority (greater than 50 percent) of the category. For the income taxes paid disclosures, entities will be required to disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes. The amendments are effective on January 1, 2025. The amendments must be applied using either a prospective or retrospective approach. Management does not expect the impact of these amendments to be material.
Expense Disaggregation Disclosures (ASU 2024-03)
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures. The purpose of this ASU is to provide additional disclosure that will allow investors to better understand an entity’s performance, better assess an entity’s prospects for future cash flows, and more easily compare an entity’s performance over time and in relation to other similar entities. This ASU requires that an entity disclose, on an interim and annual basis, a disaggregation in the notes to the financial statements of certain income statement line items if the line item includes any of the five required expense categories, which are defined as (1) purchases of inventory, (2) employee compensation, (3) depreciation (including amortization of a finance ROU asset and leasehold improvements), (4) intangible asset amortization, and (5) depletion expense. For the “employee compensation” category, banking entities may continue to present compensation expense on the face of the income statement in accordance with Regulation S-X Rule 210.9-04. The disclosure should include a qualitative description of other expenses included within the income statement line item that are otherwise not disaggregated. This ASU also requires entities to disclose their total selling expenses for each reporting period. Selling expenses are not defined within the ASU, which will require entities to determine and disclose how they define selling expenses on an annual basis. The amendments are effective on January 1, 2027, for annual reporting, and for interim reporting thereafter, with early adoption permitted. The amendments must be applied using either a prospective or retrospective approach. Management does not expect the impact of these amendments to be material.
The Enhancement and Standardization of Climate-Related Disclosures for Investors (SEC Release No. 33-11275)
In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This final rule requires registrants to disclose certain climate-related information in registration statements and annual reports for the fiscal year beginning January 1, 2025. On April 4, 2024, the SEC ordered that the final rule be stayed pending the completion of judicial review in the U.S. Court of Appeals for the Eighth Circuit. Management is still assessing the final rule and monitoring legal developments to determine its impact on us.
2.    Held-for-sale Operations
On December 31, 2023, we committed to sell Ally Lending, a component of our Corporate and Other segment. We closed the sale of Ally Lending on March 1, 2024. For all periods presented, the operating results for our held-for-sale operations are presented within continuing operations in the Consolidated Statement of Income. Additionally, the assets and liabilities of our held-for-sale operations are presented separately on the Consolidated Balance Sheet as of December 31, 2023.
In connection with the classification of the operations as held-for-sale, the disposal group was measured at lower-of-cost or fair value. First, the finance receivables and loans were classified as held-for-sale and measured at the lower-of-cost or fair value, which resulted in a benefit of $16 million to our provision for credit losses during the year ended December 31, 2023. Next, the remaining assets and liabilities of the disposal group were measured at the lower-of-cost or fair value. The fair value was determined based on the sales agreement with the third-party purchaser, which is a Level 2 fair value input. The carrying value exceeded the fair value of the assets and liabilities of the disposal group, which resulted in a goodwill impairment charge of $149 million during the year ended December 31, 2023. In total, we recognized a net pretax loss of $133 million for the year ended December 31, 2023, in connection with classification of the operations as held-for-sale. During the year ended December 31, 2024, we recognized an additional pretax loss of $8 million in connection with the sale of Ally Lending, and do not expect to recognize any significant incremental losses related to this transaction.

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
•Sale of off-lease vehicles — When a customer’s vehicle lease matures, the customer generally has the option of purchasing or returning the vehicle. If the vehicle is returned to us, we obtain possession with the intent to sell through SmartAuction—our online auction platform, our dealer channel, or through various other physical auctions. Our performance obligation is satisfied and the remarketing gain or loss is recognized when control of the vehicle has passed to the buyer, which coincides with the sale date. Our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value, after adjusting for any residual value guarantees, resulting in a gain or loss on remarketing recorded through depreciation expense on operating lease assets in our Consolidated Statement of Income.
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
•Brokerage commissions and other revenues through Ally Invest — We charge fees to customers related to their use of certain services on our Ally Invest digital advisory and online brokerage platform. These fees include commissions on low-priced securities, option contracts, certain other security types, account service fees, account management fees on professional portfolio management services, and other ancillary fees. Commissions on customer-directed trades and account service fees are based on published fee schedules and are generated from a customer option to purchase the services offered under the contract. These options do not represent a material right and are only considered a contract when the customer executes their option to purchase these services. Based on this, the term of the contract does not extend beyond the services provided, and accordingly revenue is recognized upon the completion of our performance obligation, which we view as the successful execution of the trade or service. Revenue on professional portfolio management services is calculated monthly based upon a fixed percentage of the client’s assets under management. Due to the fact that this revenue stream is composed of variable consideration that is based on factors outside of our control, we have deemed this revenue as constrained and we are unable to estimate the initial transaction price at the inception of the contract. We have elected to use the practical expedient under U.S. GAAP to recognize revenue monthly based on the amount we are able to invoice the customer. Additionally, we earn revenue when we route customers’ orders to market makers, who then execute customers’ trades. The market makers compensate us for the right to fill the customers’ orders. We also earn revenue from a fee-sharing agreement with our clearing broker related to the interest fee income the clearing broker earns on customer cash balances, securities lending, and margin loans made to our customers. We concluded the initial transaction price is exclusively variable consideration and, based on the nature of our performance obligation to allow the clearing broker to collect interest fee income from cash deposits and customer loans from our customers, we are unable to determine the amount of revenue to be recognized until the total customer cash balance or the total interest income recognized on margin loans has been determined, which occurs monthly. These revenue streams are recorded as other income in our Consolidated Statement of Income.
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

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated
2024
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$909	$—	$—	$909
Remarketing fee income	112	—	—	—	112
Brokerage commissions and other revenue	—	—	—	88	88
Banking fees and interchange income (d)	—	—	—	47	47
Brokered/agent commissions	—	20	—	—	20
Other	19	3	—	—	22
Total revenue from contracts with customers	131	932	—	135	1,198
All other revenue	232	575	123	39	969
Total other revenue (e)	$363	$1,507	$123	$174	$2,167
2023
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$686	$—	$—	$686
Remarketing fee income	117	—	—	—	117
Brokerage commissions and other revenue	—	—	—	89	89
Banking fees and interchange income (d)	—	—	—	44	44
Brokered/agent commissions	—	13	—	—	13
Other	18	1	—	—	19
Total revenue from contracts with customers	135	700	—	133	968
All other revenue	186	728	104	27	1,045
Total other revenue (e)	$321	$1,428	$104	$160	$2,013
2022
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$655	$—	$—	$655
Remarketing fee income	107	—	—	—	107
Brokerage commissions and other revenue	—	—	—	64	64
Banking fees and interchange income (d)	—	—	—	44	44
Brokered/agent commissions	—	14	—	—	14
Other	20	—	—	4	24
Total revenue from contracts with customers	127	669	—	112	908
All other revenue	179	354	122	15	670
Total other revenue (e)	$306	$1,023	$122	$127	$1,578
(a)We had opening balances of $3.0 billion at both January 1, 2024 and 2023, and $3.1 billion at January 1, 2022 in unearned revenue associated with outstanding contracts and $973 million, $973 million and $939 million of these balances were recognized as insurance premiums and service revenue earned in our Consolidated Statement of Income during the years ended December 31, 2024, 2023, and 2022, respectively.
(b)At December 31, 2024, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $849 million in 2025, $706 million in 2026, $555 million in 2027, $394 million in 2028, and $452 million thereafter. We had unearned revenue of $3.0 billion associated with outstanding contracts at both December 31, 2023, and 2022.
(c)We had deferred insurance assets of $1.8 billion at December 31, 2024, 2023, and 2022. We recognized $577 million, $580 million, and $564 million of expense during the years ended December 31, 2024, 2023, and 2022, respectively.
(d)Interchange income is reported net of customer rewards. Customer rewards expense was $28 million, $20 million, and $14 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(e)Represents a component of total net revenue. Refer to Note 26 for further information on our reportable operating segments.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains of $132 million, $211 million, and $170 million for the years ended December 31, 2024, 2023, and 2022, respectively, on the sale of off-lease vehicles. These gains are included in depreciation expense on operating lease assets in our Consolidated Statement of Income. Refer to Note 10 for additional information.
4.    Insurance Premiums and Service Revenue
The following table is a summary of insurance premiums and service revenue written and earned.

	2024		2023		2022
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$622	$564	$476	$446	$388	$379
Assumed	122	113	93	68	42	29
Gross insurance premiums	744	677	569	514	430	408
Ceded	(275)	(258)	(265)	(238)	(216)	(211)
Net insurance premiums	469	419	304	276	214	197
Service revenue	1,003	994	971	995	889	954
Insurance premiums and service revenue written and earned	$1,472	$1,413	$1,275	$1,271	$1,103	$1,151
5.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

Year ended December 31, ($ in millions)	2024	2023	2022
Late charges and other administrative fees	$197	$198	$162
Remarketing fees	112	117	107
Income from equity-method investments (a)	20	4	102
Loss on nonmarketable equity investments, net (a)	(6)	(10)	(132)
Other, net	335	273	256
Total other income, net of losses	$658	$582	$495
(a)Refer to Note 13 for further information on our equity-method investments and nonmarketable equity investments.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
6.     Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows incurred claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)										December 31, 2024 ($ in millions)
	(unaudited supplementary information)										Total of incurred-but-not-reported liabilities plus expected development on reported claims (a)	Cumulative number of reported claims (a)
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$274	$271	$272	$272	$272	$272	$272	$272	$272	$272	$—	342,280
2016		326	327	328	328	328	328	328	328	328	—	476,057
2017			310	314	315	315	315	315	315	315	—	481,750
2018				271	272	272	273	273	272	273	—	506,454
2019					303	306	305	305	305	305	—	542,361
2020						343	339	339	339	340	—	494,524
2021							243	237	237	237	—	493,714
2022								258	267	269	—	513,434
2023									385	403	7	602,714
2024										488	78	621,826
Total										$3,230
(a)Claims are reported on a claimant basis in a given accident year. Claimant is defined as one vehicle for GAP products, one repair for VSCs and VMCs, one dealership for dealer inventory products, and per individual/coverage for most other products.
The following table shows cumulative paid claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)
	(unaudited supplementary information)
Accident year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$252	$272	$272	$272	$272	$272	$272	$272	$272	$272
2016		302	327	328	328	328	328	328	328	328
2017			289	315	315	315	315	315	315	315
2018				245	273	273	273	273	272	273
2019					278	306	305	305	305	305
2020						313	339	339	340	340
2021							213	236	237	237
2022								225	260	265
2023									328	387
2024										390
Total										3,112
All outstanding liabilities for loss and allocated loss adjustment expenses before 2015, net of reinsurance										8
Reserves for insurance losses and allocated loss adjustment expenses, net of reinsurance										$126

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table shows the average annual percentage payout of incurred claims by age, net of reinsurance. The information presented is unaudited supplementary information.

Year	1	2	3	4	5	6	7	8	9	10
Percentage payout of incurred claims	89.7%	9.9%	0.3%	—%	—%	—%	0.1%	—%	—%	—%
The following table shows a reconciliation of the disclosures of incurred and paid claims development to the reserves for insurance losses and loss adjustment expenses.

December 31, ($ in millions)	2024	2023	2022
Reserves for insurance losses and loss adjustment expenses, net of reinsurance	$126	$71	$44
Total reinsurance recoverable on unpaid claims	60	66	72
Unallocated loss adjustment expenses	3	3	3
Total gross reserves for insurance losses and loss adjustment expenses	$189	$140	$119
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2024	2023	2022
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$140	$119	$122
Less: Reinsurance recoverable	66	72	81
Net reserves for insurance losses and loss adjustment expenses at January 1,	74	47	41
Net insurance losses and loss adjustment expenses incurred related to:
Current year	521	414	282
Prior years (a)	23	8	(2)
Total net insurance losses and loss adjustment expenses incurred	544	422	280
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(420)	(354)	(246)
Prior years	(69)	(41)	(28)
Total net insurance losses and loss adjustment expenses paid or payable	(489)	(395)	(274)
Net reserves for insurance losses and loss adjustment expenses at December 31,	129	74	47
Plus: Reinsurance recoverable (b)	60	66	72
Total gross reserves for insurance losses and loss adjustment expenses at December 31, (c)	$189	$140	$119
(a)There have been no material adverse changes to the reserve for prior years.
(b)Included in premiums receivable and other insurance assets on our Consolidated Balance Sheet.
(c)Included in accrued expenses and other liabilities on our Consolidated Balance Sheet.
7.    Other Operating Expenses
Details of other operating expenses were as follows.

Year ended December 31, ($ in millions)	2024	2023	2022
Insurance commissions	$647	$636	$610
Technology and communications	438	436	406
Advertising and marketing	285	308	366
Property and equipment depreciation	224	196	165
Lease and loan administration	181	210	201
Regulatory and licensing fees	180	205	119
Professional services	147	145	173
Vehicle remarketing and repossession	129	116	91
Amortization of intangible assets (a)	19	25	31
Other	425	414	345
Total other operating expenses	$2,675	$2,691	$2,507
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

	2024				2023
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
December 31, ($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,073	$—	$(200)	$1,873	$2,284	$—	$(209)	$2,075
U.S. States and political subdivisions	704	—	(87)	617	727	1	(70)	658
Foreign government	198	1	(5)	194	190	1	(8)	183
Agency mortgage-backed residential (a)	16,765	—	(3,112)	13,653	18,122	1	(2,739)	15,384
Mortgage-backed residential	249	—	(43)	206	268	—	(43)	225
Agency mortgage-backed commercial (a)	4,819	1	(836)	3,984	4,539	2	(783)	3,758
Asset-backed	131	—	(2)	129	344	—	(12)	332
Corporate debt	1,871	3	(120)	1,754	1,942	4	(146)	1,800
Total available-for-sale securities (b) (c) (d) (e) (f)	$26,810	$5	$(4,405)	$22,410	$28,416	$9	$(4,010)	$24,415
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$935	$—	$(196)	$739	$999	$—	$(173)	$826
Mortgage-backed residential	3,323	142	—	3,465	3,603	221	—	3,824
Asset-backed retained notes	88	1	—	89	78	1	—	79
Total held-to-maturity securities (d) (f) (g)	$4,346	$143	$(196)	$4,293	$4,680	$222	$(173)	$4,729
(a)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $72 million liability and a $46 million asset for agency mortgage-backed residential securities at December 31, 2024, and December 31, 2023, respectively, and a $34 million liability and a $29 million asset for agency mortgage-backed commercial securities at December 31, 2024, and December 31, 2023, respectively. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 21 for additional information.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 21 for additional information.
(c)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $13 million and $12 million at December 31, 2024, and December 31, 2023, respectively.
(d)Investment securities with a fair value of $3.4 billion and $4.7 billion were pledged as collateral at December 31, 2024, and December 31, 2023, respectively. This primarily included $2.9 billion and $3.3 billion pledged to secure advances from the FHLB at December 31, 2024, and December 31, 2023, respectively. This also included securities pledged for other purposes as required by contractual obligations or law, under which agreements we granted the counterparty the right to sell or pledge $439 million and $1.4 billion of the underlying available-for-sale securities at December 31, 2024, and December 31, 2023, respectively.
(e)Totals do not include accrued interest receivable, which was $73 million and $76 million at December 31, 2024, and December 31, 2023, respectively. Accrued interest receivable is included in other assets on our Consolidated Balance Sheet.
(f)There was no allowance for credit losses recorded at both December 31, 2024, or December 31, 2023, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(g)Totals do not include accrued interest receivable, which was $12 million and $13 million at December 31, 2024, and December 31, 2023, respectively. Accrued interest receivable is included in other assets on our Consolidated Balance Sheet.
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

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
December 31, 2024
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$1,873	1.6%	$54	1.0%	$1,087	1.5%	$732	1.9%	$—	—%
U.S. States and political subdivisions	617	3.4	33	6.2	72	3.1	86	4.1	426	3.2
Foreign government	194	2.7	33	2.1	51	2.5	110	2.9	—	—
Agency mortgage-backed residential (b)	13,653	2.6	—	—	7	2.0	23	2.5	13,623	2.6
Mortgage-backed residential	206	2.7	—	—	—	—	—	—	206	2.7
Agency mortgage-backed commercial (b)	3,984	2.5	23	3.1	339	3.7	1,724	2.5	1,898	2.1
Asset-backed	129	1.5	—	—	128	1.5	1	4.0	—	—
Corporate debt	1,754	3.1	184	3.0	754	2.6	695	3.3	121	5.3
Total available-for-sale securities	$22,410	2.5	$327	2.3	$2,438	2.2	$3,371	2.6	$16,274	2.6
Amortized cost of available-for-sale securities	$26,810		$330		$2,579		$3,844		$20,057
Amortized cost of held-to-maturity securities (c)
Agency mortgage-backed residential	$935	2.7%	$—	—%	$—	—%	$—	—%	$935	2.7%
Mortgage-backed residential	3,323	2.8	—	—	—	—	9	3.1	3,314	2.8
Asset-backed retained notes	88	5.4	—	—	64	5.3	24	5.6	—	—
Total held-to-maturity securities	$4,346	2.9	$—	—	$64	5.3	$33	5.0	$4,249	2.8
December 31, 2023
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,075	1.6%	$215	0.9%	$1,120	1.5%	$740	1.9%	$—	—%
U.S. States and political subdivisions	658	3.2	4	3.4	55	2.7	110	3.6	489	3.1
Foreign government	183	2.3	20	1.3	82	2.4	81	2.5	—	—
Agency mortgage-backed residential (b)	15,384	2.6	—	—	10	1.9	32	2.5	15,342	2.6
Mortgage-backed residential	225	2.7	—	—	—	—	—	—	225	2.7
Agency mortgage-backed commercial (b)	3,758	2.3	—	—	163	3.8	1,641	2.4	1,954	2.1
Asset-backed	332	1.7	—	—	327	1.7	4	3.9	1	2.7
Corporate debt	1,800	2.7	210	2.4	915	2.6	671	2.9	4	6.2
Total available-for-sale securities	$24,415	2.5	$449	1.7	$2,672	2.1	$3,279	2.4	$18,015	2.5
Amortized cost of available-for-sale securities	$28,416		$461		$2,844		$3,746		$21,365
Amortized cost of held-to-maturity securities (c)
Agency mortgage-backed residential	$999	2.8%	$—	—%	$—	—%	$—	—%	$999	2.8%
Mortgage-backed residential	3,603	2.8	—	—	—	—	12	3.0	3,591	2.8
Asset-backed retained notes	78	5.6	1	5.6	41	5.6	2	6.0	34	5.6
Total held-to-maturity securities	$4,680	2.8	$1	5.6	$41	5.6	$14	3.4	$4,624	2.8
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
(b)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $72 million liability and a $46 million asset for agency mortgage-backed residential securities at December 31, 2024, and December 31, 2023, respectively, and a $34 million liability and a $29 million asset for agency mortgage-backed commercial securities at December 31, 2024, and December 31, 2023, respectively. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 21 for additional information.
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
The balances of cash equivalents were $106 million and $36 million at December 31, 2024, and December 31, 2023, respectively, and were composed primarily of money-market funds.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents interest and dividends on investment securities.

Year ended December 31, ($ in millions)	2024	2023	2022
Taxable interest	$952	$938	$765
Taxable dividends	22	20	17
Interest and dividends exempt from U.S. federal income tax	22	22	22
Interest and dividends on investment securities	$996	$980	$804
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

Year ended December 31, ($ in millions)	2024	2023	2022
Available-for-sale securities
Gross realized gains	$3	$5	$23
Net realized gain on available-for-sale securities	3	5	23
Net realized gain on equity securities	75	32	72
Net unrealized (loss) gain on equity securities	(6)	107	(215)
Other gain (loss) on investments, net	$72	$144	$(120)
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of December 31, 2024, and December 31, 2023. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, Fitch, and DBRS. The ratings presented are a composite of the ratings sourced from the agencies or, if the ratings cannot be sourced from the agencies, are based on the asset type of the particular security. All our held-to-maturity securities were current in their payment of principal and interest as of both December 31, 2024, and December 31, 2023. We have not recorded any interest income reversals on our held-to-maturity securities during the years ended December 31, 2024, or 2023.

December 31, ($ in millions)	AAA	AA	A	BBB	Total (a)
2024
Debt securities
Agency mortgage-backed residential	$—	$935	$—	$—	$935
Mortgage-backed residential	3,241	78	4	—	3,323
Asset-backed retained notes	81	3	2	2	88
Total held-to-maturity securities	$3,322	$1,016	$6	$2	$4,346
2023
Debt securities
Agency mortgage-backed residential	$—	$999	$—	$—	$999
Mortgage-backed residential	3,497	93	13	—	3,603
Asset-backed retained notes	73	2	2	1	78
Total held-to-maturity securities	$3,570	$1,094	$15	$1	$4,680
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1. As of December 31, 2024, and December 31, 2023, we did not have the intent to sell the available-for-sale securities in an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. We have not recorded any interest income reversals on our available-for-sale securities during the years ended December 31, 2024, or 2023.

	2024				2023
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
December 31, ($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$—	$—	$1,873	$(200)	$—	$—	$2,075	$(209)
U.S. States and political subdivisions	87	(2)	472	(85)	70	—	501	(70)
Foreign government	40	—	112	(5)	16	—	134	(8)
Agency mortgage-backed residential (a)	127	(3)	13,518	(3,109)	300	(5)	15,015	(2,734)
Mortgage-backed residential	—	—	206	(43)	—	—	225	(43)
Agency mortgage-backed commercial (a)	428	(11)	3,445	(825)	153	(4)	3,472	(779)
Asset-backed	—	—	124	(2)	18	—	302	(12)
Corporate debt	265	(6)	1,319	(114)	33	(1)	1,607	(145)
Total available-for-sale securities	$947	$(22)	$21,069	$(4,383)	$590	$(10)	$23,331	$(4,000)
(a)Includes basis adjustments for certain securities that are included in closed portfolios with active hedges under the portfolio layer method at December 31, 2024, and December 31, 2023. The basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 21 for additional information.
During the years ended December 31, 2024, and 2023, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at December 31, 2024, or December 31, 2023.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
9.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

December 31, ($ in millions)	2024	2023
Consumer automotive (a)	$83,757	$84,320
Consumer mortgage (b)	17,234	18,667
Consumer other
Credit Card	2,294	1,990
Total consumer other	2,294	1,990
Total consumer	103,285	104,977
Commercial
Commercial and industrial
Automotive	18,259	18,700
Other	8,212	9,712
Commercial real estate	6,274	6,050
Total commercial	32,745	34,462
Total finance receivables and loans (c) (d)	$136,030	$139,439
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 21 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $12 million and $15 million at December 31, 2024, and December 31, 2023, respectively, of which all have exited the interest-only period.
(c)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.3 billion at both December 31, 2024, and December 31, 2023.
(d)Totals do not include accrued interest receivable, which was $839 million and $853 million at December 31, 2024, and December 31, 2023, respectively. Accrued interest receivable is included in other assets on our Consolidated Balance Sheet. Billed interest on our credit card loans is included within finance receivables and loans, net.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the years ended December 31, 2024, and 2023, respectively.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other	Commercial	Total
Allowance at January 1, 2024	$3,083	$21	$293	$190	$3,587
Charge-offs (a)	(2,681)	(2)	(262)	(3)	(2,948)
Recoveries	871	5	30	8	914
Net charge-offs	(1,810)	3	(232)	5	(2,034)
Write-downs from transfers to held-for-sale (b)	(5)	—	—	—	(5)
Provision for credit losses	1,902	(7)	259	12	2,166
Other	—	2	(1)	(1)	—
Allowance at December 31, 2024	$3,170	$19	$319	$206	$3,714
(a)Refer to Note 1 for information regarding our charge-off policies.
(b)Consumer automotive includes a $5 million reduction of allowance from the completion of a retail securitization transaction during the year ended December 31, 2024, resulting in the deconsolidation of the assets and liabilities from our Consolidated Balance Sheet.

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

Year ended December 31, ($ in millions)	2024	2023
Consumer automotive	$1,108	$1,667
Consumer mortgage	325	—
Consumer other (a)	—	1,940
Commercial	298	132
Total sales and transfers	$1,731	$3,739
(a)Consists of personal lending finance receivables and loans. These were transferred to loans held-for-sale, and were included in assets of operations held-for-sale on our Consolidated Balance Sheet at December 31, 2023. We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 for additional information.
The following table presents purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

Year ended December 31, ($ in millions)	2024	2023
Consumer automotive	$3,243	$3,861
Consumer mortgage	21	21
Commercial	—	10
Total purchases of finance receivables and loans	$3,264	$3,892

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Nonaccrual Loans
The following tables present the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of December 31, 2024, and December 31, 2023. Refer to Note 1 for additional information on our accounting policy for finance receivables and loans on nonaccrual status.

		December 31, 2024
($ in millions)	Nonaccrual status at Jan. 1, 2024	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,129	$1,231	$476
Consumer mortgage	54	54	36
Consumer other
Credit Card	92	90	—
Total consumer other	92	90	—
Total consumer	1,275	1,375	512
Commercial
Commercial and industrial
Automotive	18	15	—
Other	98	94	4
Commercial real estate	3	2	2
Total commercial	119	111	6
Total finance receivables and loans (b)	$1,394	$1,486	$518
(a)Represents a component of nonaccrual status at end of period.
(b)We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $17 million for the year ended December 31, 2024.

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
(b)Personal Lending finance receivables and loans were transferred to loans held-for-sale, and were included in assets of operations held-for-sale on our Consolidated Balance Sheet at December 31, 2023. We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 for additional information.
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

	Origination year							Revolving loans converted to term
December 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Consumer automotive
Current	$30,322	$20,387	$15,234	$8,368	$3,064	$1,849	$—	$—	$79,224
30–59 days past due	419	756	841	546	174	141	—	—	2,877
60–89 days past due	131	338	390	240	75	56	—	—	1,230
90 or more days past due	47	123	142	93	31	31	—	—	467
Total consumer automotive (a)	30,919	21,604	16,607	9,247	3,344	2,077	—	—	83,798
Consumer mortgage
Current	13	31	1,901	9,834	1,714	3,503	115	15	17,126
30–59 days past due	—	—	7	9	5	27	—	—	48
60–89 days past due	—	—	4	4	1	4	—	—	13
90 or more days past due	—	2	2	9	1	30	1	2	47
Total consumer mortgage	13	33	1,914	9,856	1,721	3,564	116	17	17,234
Consumer other
Credit Card
Current	—	—	—	—	—	—	2,140	—	2,140
30–59 days past due	—	—	—	—	—	—	35	—	35
60–89 days past due	—	—	—	—	—	—	33	—	33
90 or more days past due	—	—	—	—	—	—	86	—	86
Total Credit Card	—	—	—	—	—	—	2,294	—	2,294
Total consumer other	—	—	—	—	—	—	2,294	—	2,294
Total consumer	$30,932	$21,637	$18,521	$19,103	$5,065	$5,641	$2,410	$17	$103,326
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $41 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at December 31, 2024. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 21 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Origination year							Revolving loans converted to term
December 31, 2023 ($ in millions)	2023	2022	2021	2020	2019	2018 and prior	Revolving loans		Total
Consumer automotive
Current	$30,677	$23,699	$14,209	$6,132	$3,306	$1,876	$—	$—	$79,899
30–59 days past due	539	1,041	739	270	181	122	—	—	2,892
60–89 days past due	170	443	303	109	68	45	—	—	1,138
90 or more days past due	64	167	122	44	32	28	—	—	457
Total consumer automotive (a)	31,450	25,350	15,373	6,555	3,587	2,071	—	—	84,386
Consumer mortgage
Current	152	2,170	10,374	1,836	747	3,124	142	17	18,562
30–59 days past due	1	8	14	3	3	23	—	1	53
60–89 days past due	—	2	4	3	—	6	1	—	16
90 or more days past due	—	1	4	1	2	25	2	1	36
Total consumer mortgage	153	2,181	10,396	1,843	752	3,178	145	19	18,667
Consumer other
Credit Card
Current	—	—	—	—	—	—	1,828	—	1,828
30–59 days past due	—	—	—	—	—	—	39	—	39
60–89 days past due	—	—	—	—	—	—	34	—	34
90 or more days past due	—	—	—	—	—	—	89	—	89
Total Credit Card	—	—	—	—	—	—	1,990	—	1,990
Total consumer other (b)	—	—	—	—	—	—	1,990	—	1,990
Total consumer	$31,603	$27,531	$25,769	$8,398	$4,339	$5,249	$2,135	$19	$105,043
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
(b)Excludes Personal Lending finance receivables and loans, which were transferred to loans held-for-sale, and were included in assets of operations held-for-sale on our Consolidated Balance Sheet at December 31, 2023. We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 for additional information.
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

	Origination year							Revolving loans converted to term
December 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$522	$336	$337	$125	$64	$52	$15,005	$—	$16,441
Special mention	3	38	15	25	3	1	1,694	—	1,779
Substandard	—	—	—	—	—	—	33	—	33
Doubtful	—	—	—	—	—	—	6	—	6
Total automotive	525	374	352	150	67	53	16,738	—	18,259
Other
Pass	707	296	261	199	18	205	5,047	84	6,817
Special mention	—	—	394	280	186	76	226	32	1,194
Substandard	—	27	—	23	46	54	12	4	166
Doubtful	—	—	—	—	—	26	9	—	35
Total other	707	323	655	502	250	361	5,294	120	8,212
Commercial real estate
Pass	959	904	1,228	1,030	757	1,137	—	36	6,051
Special mention	6	51	69	57	35	3	—	—	221
Doubtful	—	—	1	—	—	1	—	—	2
Total commercial real estate	965	955	1,298	1,087	792	1,141	—	36	6,274
Total commercial	$2,197	$1,652	$2,305	$1,739	$1,109	$1,555	$22,032	$156	$32,745

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Origination year							Revolving loans converted to term
December 31, 2023 ($ in millions)	2023	2022	2021	2020	2019	2018 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$509	$512	$165	$97	$58	$22	$16,446	$—	$17,809
Special mention	6	7	30	1	1	14	723	—	782
Substandard	—	1	—	—	—	—	44	—	45
Doubtful	—	—	—	—	—	1	63	—	64
Total automotive	515	520	195	98	59	37	17,276	—	18,700
Other
Pass	331	646	343	405	266	180	6,202	173	8,546
Special mention	—	208	188	206	51	85	198	25	961
Substandard	—	—	46	3	—	83	25	11	168
Doubtful	—	—	—	—	—	26	10	—	36
Loss	—	—	—	—	1	—	—	—	1
Total other	331	854	577	614	318	374	6,435	209	9,712
Commercial real estate
Pass	971	1,452	1,129	884	607	811	100	26	5,980
Special mention	3	16	28	1	18	—	—	—	66
Substandard	—	3	—	—	—	1	—	—	4
Total commercial real estate	974	1,471	1,157	885	625	812	100	26	6,050
Total commercial	$1,820	$2,845	$1,929	$1,597	$1,002	$1,223	$23,811	$235	$34,462
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
December 31, 2024
Commercial
Commercial and industrial
Automotive	$5	$—	$—	$5	$18,254	$18,259
Other	35	—	—	35	8,177	8,212
Commercial real estate	1	—	1	2	6,272	6,274
Total commercial	$41	$—	$1	$42	$32,703	$32,745
December 31, 2023
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$18,700	$18,700
Other	2	—	3	5	9,707	9,712
Commercial real estate	—	—	—	—	6,050	6,050
Total commercial	$2	$—	$3	$5	$34,457	$34,462

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following tables present gross charge-offs of our finance receivables and loans for each portfolio class by origination year during the years ended December 31, 2024, and 2023, respectively. Refer to Note 1 for additional information on our charge-off policy.

	Origination year							Revolving loans converted to term
December 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Consumer automotive (a)	$160	$779	$943	$510	$137	$152	$—	$—	$2,681
Consumer mortgage	—	—	—	1	—	1	—	—	2
Consumer other
Credit Card	—	—	—	—	—	—	246	16	262
Total consumer other	—	—	—	—	—	—	246	16	262
Total consumer	160	779	943	511	137	153	246	16	2,945
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	1	2	—	3
Total commercial	—	—	—	—	—	1	2	—	3
Total finance receivables and loans	$160	$779	$943	$511	$137	$154	$248	$16	$2,948
(a)Excludes $5 million of write-downs from transfers to held-for-sale from the completion of a retail securitization transaction during the year ended December 31, 2024, resulting in the deconsolidation of the assets and liabilities from our Consolidated Balance Sheet.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Loan Modifications
The following tables present the amortized cost basis of loans that were modified subsequent to origination during the years ended December 31, 2024, and 2023, respectively, for each portfolio segment, by modification type. For additional information on loan modification types in scope of this disclosure, refer to Note 1. The below tables exclude consumer mortgage finance receivables and loans currently enrolled in a trial modification program. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. If the borrower successfully completes the trial loan modification program, the contractual terms of the loan are updated and the modification is considered permanent. As of December 31, 2024, and 2023, there were $4 million and $5 million of consumer mortgage finance receivables and loans in a trial modification program, respectively.

	Payment extensions
Year ended December 31, 2024 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$418	$5	$—	$2	$425
Consumer mortgage	—	2	—	—	1	3
Consumer other
Credit Card	—	—	—	16	—	16
Total consumer other	—	—	—	16	—	16
Total consumer	—	420	5	16	3	444
Commercial
Commercial and industrial
Automotive	2	—	—	7	—	9
Other	—	168	—	—	14	182
Commercial real estate	—	—	—	—	1	1
Total commercial	2	168	—	7	15	192
Total finance receivables and loans	$2	$588	$5	$23	$18	$636
(a)Represents 0.5% of total finance receivables and loans outstanding as of December 31, 2024.

	Payment extensions
Year ended December 31, 2023 ($ in millions)	Payment deferrals (a)	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (b)
Consumer automotive	$—	$234	$13	$—	$28	$275
Consumer mortgage	—	4	—	—	4	8
Consumer other
Credit Card	—	—	—	13	—	13
Total consumer other	—	—	—	13	—	13
Total consumer	—	238	13	13	32	296
Commercial
Commercial and industrial
Other	36	46	—	—	—	82
Total commercial	36	46	—	—	—	82
Total finance receivables and loans	$36	$284	$13	$13	$32	$378
(a)Includes a commercial and industrial loan within our Corporate Finance operations that was also granted a three-month contractual maturity extension during the year ended December 31, 2023.
(b)Represents 0.3% of total finance receivables and loans outstanding as of December 31, 2023.
Total commitments to lend additional funds to borrowers whose loans were modified during the years ended December 31, 2024, and 2023, were $39 million and $6 million as of December 31, 2024, and 2023, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following tables present the financial effect of loan modifications that occurred during the years ended December 31, 2024, and 2023, respectively.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b) (c)
Year ended December 31, 2024 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	30	$2	—%	—%	72	85	14.3%	12.0%
Consumer mortgage	176	—	—	—	305	449	4.1	3.1
Consumer other
Credit Card	—	2	29.6	7.3	—	—	—	—
Total consumer other	—	$2	29.6	7.3	—	—	—	—
Commercial
Commercial and industrial
Automotive	6	$—	5.0%	3.0%	—	—	—%	—%
Other	37	—	—	—	4	60	5.5	4.3
Commercial real estate	—	—	—	—	84	93	11.0	6.0
Total commercial	36	$—	5.0	3.0	7	61	5.7	4.3
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Some consumer mortgage combination loan modifications include deferrals of principal. The weighted average number of months deferred for these loans was 325 months.

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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following tables present the subsequent performance of loans recorded at amortized cost, by portfolio segment and credit quality indicator, that were modified within the 12 months prior to December 31, 2024, and 2023, respectively.

December 31, 2024 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$318	$68	$25	$7	$418
Principal forgiveness	—	—	—	5	5
Combination	2	—	—	—	2
Total consumer automotive	320	68	25	12	425
Consumer mortgage
Contractual maturity extensions	1	—	1	—	2
Combination	1	—	—	—	1
Total consumer mortgage	2	—	1	—	3
Consumer other
Credit Card
Interest rate concessions	10	2	1	3	16
Total consumer other	10	2	1	3	16
Total consumer	$332	$70	$27	$15	$444

December 31, 2024 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Automotive
Payment deferrals	$—	$—	$2	$—	$2
Interest rate concessions	—	—	—	7	7
Other
Contractual maturity extensions	113	—	55	—	168
Combination	—	—	14	—	14
Commercial real estate
Combination	—	—	—	1	1
Total commercial	$113	$—	$71	$8	$192

December 31, 2023 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$202	$24	$7	$1	$234
Principal forgiveness	7	1	—	5	13
Combination	25	2	—	1	28
Total consumer automotive	234	27	7	7	275
Consumer mortgage
Contractual maturity extensions	4	—	—	—	4
Combination	2	—	—	2	4
Total consumer mortgage	6	—	—	2	8
Consumer other
Credit Card
Interest rate concessions	7	2	1	3	13
Total consumer other	7	2	1	3	13
Total consumer	$247	$29	$8	$12	$296

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

December 31, 2023 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Other
Payment deferrals (a)	$—	$—	$—	$36	$36
Contractual maturity extensions	34	7	5	—	46
Total commercial	$34	$7	$5	$36	$82
(a)Includes a commercial and industrial loan within our Corporate Finance operations that was also granted a three-month contractual maturity extension during the year ended December 31, 2023.
As of December 31, 2024, 1,616 consumer automotive loans with a total amortized cost of $39 million redefaulted within 12 months of modification. As of December 31, 2023, 235 consumer automotive loans with a total amortized cost of $5 million and 1 consumer mortgage loan with a total amortized cost of $2 million redefaulted.
Troubled Debt Restructuring Disclosures Prior to the Adoption of ASU 2022-02
The adoption of ASU 2022-02 eliminated TDR recognition and measurement guidance, as well as all TDR-related disclosures. Refer to Note 1 for additional information. TDRs were loan modifications where concessions were granted to borrowers experiencing financial difficulties. Total TDRs recorded at amortized cost were $2.4 billion at December 31, 2022. Total commitments to lend additional funds to borrowers whose terms had been modified in a TDR were $61 million at December 31, 2022.
The following table presents information related to finance receivables and loans recorded at amortized cost modified in connection with a TDR during the period.

Year ended December 31, 2022 ($ in millions)	Number of loans	Pre-modification amortized cost basis	Post-modification amortized cost basis
Consumer automotive	49,773	$831	$805
Consumer mortgage	31	13	13
Consumer other
Credit Card	2,853	5	5
Total consumer other	2,853	5	5
Total consumer	52,657	849	823
Commercial
Commercial and industrial
Other	5	461	466
Total commercial	5	461	466
Total finance receivables and loans	52,662	$1,310	$1,289

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

Year ended December 31, 2022 ($ in millions)	Number of loans	Amortized cost	Charge-off amount
Consumer automotive	9,227	$143	$64
Consumer mortgage	4	2	—
Consumer Other
Credit Card	457	—	—
Total consumer other	457	—	—
Total consumer	9,688	145	64
Commercial
Commercial and industrial
Other	1	1	31
Total commercial	1	1	31
Total finance receivables and loans	9,689	$146	$95
Concentration Risk
Consumer
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.0% and 26.4% of our total consumer finance receivables and loans at December 31, 2024, and December 31, 2023, respectively.
The following table shows the percentage of consumer automotive, consumer mortgage, and consumer other finance receivables and loans by state concentration based on amortized cost.

	2024 (a)			2023
December 31,	Consumer automotive	Consumer mortgage	Consumer other	Consumer automotive	Consumer mortgage	Consumer other (b)
California	8.5%	39.9%	9.3%	8.5%	39.2%	9.4%
Texas	13.5	7.2	7.8	13.7	7.3	7.6
Florida	9.3	6.2	9.1	9.5	6.5	9.0
North Carolina	4.6	1.9	3.0	4.3	1.9	2.9
Pennsylvania	4.5	2.1	4.1	4.5	2.1	4.2
Georgia	4.0	2.9	3.7	4.1	2.9	3.7
New York	3.8	1.9	5.4	3.7	1.9	5.4
New Jersey	3.3	2.5	3.5	3.2	2.4	3.7
Illinois	3.2	2.8	4.6	3.3	2.8	4.6
Ohio	3.3	0.4	4.5	3.4	0.4	4.5
Other United States	42.0	32.2	45.0	41.8	32.6	45.0
Total consumer loans	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2024.
(b)Excludes Personal Lending finance receivables and loans, which were transferred to loans held-for-sale, and were included in assets of operations held-for-sale on our Consolidated Balance Sheet at December 31, 2023. We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

December 31,	2024	2023
Florida	16.0%	17.6%
Texas	14.1	13.6
California	6.6	7.9
Ohio	5.6	5.9
New York	5.4	4.5
North Carolina	4.8	5.0
Michigan	4.1	5.4
Georgia	3.3	3.0
Missouri	2.9	2.8
Illinois	2.6	2.6
Other United States	34.6	31.7
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

December 31,	2024	2023
Industry
Automotive	64.4%	54.0%
Electronics	12.8	13.4
Services	9.0	12.8
Other	13.8	19.8
Total commercial criticized finance receivables and loans	100.0%	100.0%
10.    Leasing
Ally as the Lessee
We have operating leases for certain of our corporate facilities, which have remaining lease terms of 6 months to 6 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend or terminate the lease. We do not include these term extensions or termination provisions in our estimates of the lease term if we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.
During the years ended December 31, 2024, and December 31, 2023, we paid $35 million and $33 million in cash for amounts included in the measurement of lease liabilities at December 31, 2024, and December 31, 2023, respectively. These amounts are included in net cash provided by operating activities in the Consolidated Statement of Cash Flows. During the years ended December 31, 2024, and December 31, 2023, we obtained $34 million and $10 million, respectively, of ROU assets in exchange for new lease liabilities. As of December 31, 2024, the weighted-average remaining lease term of our operating lease portfolio was 3 years, and the weighted-average discount rate was 3.32%, compared to 4 years and 2.85% as of December 31, 2023.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of December 31, 2024, and that have noncancelable lease terms expiring after December 31, 2024.

Year ended December 31, ($ in millions)
2025	$38
2026	35
2027	25
2028	17
2029	1
2030 and thereafter	1
Total undiscounted cash flows	117
Difference between undiscounted cash flows and discounted cash flows	(6)
Total lease liability	$111
The following table details the components of total net operating lease expense.

Year ended December 31, ($ in millions)	2024	2023	2022
Operating lease expense	$30	$29	$33
Variable lease expense	4	5	4
Total lease expense, net (a)	$34	$34	$37
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
When we acquire a consumer operating lease, we assume ownership of the vehicle. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer, dealer, nor automotive manufacturer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers, the receiving dealer, or automotive manufacturer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value after adjusting for any residual value guarantees. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value after adjusting for any residual value guarantees resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Consolidated Statement of Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of December 31, 2024, and December 31, 2023, consumer operating leases with a carrying value, net of accumulated depreciation, of $1.9 billion and $12 million, respectively, were covered by OEM residual value guarantees. The increase is primarily driven by a new automotive manufacturer relationship added during the year ended December 31, 2024. As of December 31, 2024, $1 million is under a residual value guarantee of 15% of the automotive manufacturer’s suggested retail price and $1.9 billion is under a residual value guarantee of approximately 50% of the vehicles’ contract residual value. As of December 31, 2023, $12 million was under a residual value guarantee of 15% of the automotive manufacturer’s suggested retail price.
The following table details our investment in operating leases.

Year ended December 31, ($ in millions)	2024	2023
Vehicles	$9,519	$11,015
Accumulated depreciation	(1,528)	(1,930)
Investment in operating leases, net	$7,991	$9,085

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after December 31, 2024.

Year ended December 31, ($ in millions)
2025	$1,269
2026	881
2027	369
2028	35
2029	3
Total lease payments from operating leases	$2,557
We recognized operating lease revenue of $1.4 billion for the year ended December 31, 2024, and $1.6 billion for both of the years ended December 31, 2023, and 2022. Depreciation expense on operating lease assets includes net remarketing gains recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

Year ended December 31, ($ in millions)	2024	2023	2022
Depreciation expense on operating lease assets (excluding remarketing gains) (a)	$868	$1,051	$1,084
Remarketing gains, net	(132)	(211)	(170)
Net depreciation expense on operating lease assets	$736	$840	$914
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $21 million, $9 million, and $7 million during the years ended December 31, 2024, 2023, and 2022, respectively.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which is included in finance receivables and loans, net, on our Consolidated Balance Sheet was $496 million and $537 million as of December 31, 2024, and December 31, 2023, respectively. This includes lease payment receivables of $496 million and $531 million at December 31, 2024, and December 31, 2023, respectively, and unguaranteed residual assets of $6 million at December 31, 2023. Interest income on finance lease receivables was $46 million for the year ended December 31, 2024, and $40 million for the year ended December 31, 2023, and is included in interest and fees on finance receivables and loans in our Consolidated Statement of Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after December 31, 2024.

Year ended December 31, ($ in millions)
2025	$188
2026	159
2027	122
2028	64
2029	32
2030 and thereafter	11
Total undiscounted cash flows	576
Difference between undiscounted cash flows and discounted cash flows	(80)
Present value of lease payments recorded as lease receivable	$496
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
Other than our customary representation, warranty, and covenant provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the SPEs are held by third parties. Representation, warranty, and certain covenant provisions generally require us to repurchase assets or indemnify the investor or other party for incurred losses to the extent it is determined that the assets were ineligible or were otherwise defective at the time of sale, or otherwise not in compliance with the ongoing covenant obligations. We did not provide any noncontractual financial support to any of these entities during 2024, 2023, or 2022.
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
The pretax gain on sales of financial assets into nonconsolidated VIEs was $3 million during the year ended December 31, 2024, and $1 million for both the years ended December 31, 2023, and 2022. For additional information regarding our significant accounting policies for nonconsolidated VIEs, refer to the Variable Interest Entities and Securitizations section of Note 1.
We provide long-term guarantee contracts to investors in certain nonconsolidated affordable housing entities and have extended a line of credit to provide liquidity. Since we do not have control over the entities or the power to make decisions, we do not consolidate the entities and our involvement is limited to the guarantee and the line of credit.
We are involved with various other nonconsolidated equity investments, including affordable housing entities and venture capital funds and loan funds. We do not consolidate these entities and our involvement is limited to our outstanding investment, additional capital committed to these funds plus any previously recognized LIHTCs that are subject to recapture.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents our involvement in consolidated and nonconsolidated VIEs in which we hold variable interests. We have excluded certain transactions with nonconsolidated entities from the balances presented in the table below, where our only continuing involvement relates to financial interests obtained through the ordinary course of business, primarily from lending and investing arrangements. For additional detail related to the assets and liabilities of consolidated variable interest entities, refer to the Consolidated Balance Sheet.

December 31, ($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
2024
On‑balance sheet variable interest entities
Consumer automotive	$12,821	(b)	$1,683	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	92	(e)	—		2,885	2,977	(f)
Consumer other (g)	—		—		86	86
Commercial other	2,768	(h)	1,022	(i)	—	3,482	(j)
Total	$15,681		$2,705		$2,971	$6,545
2023
On-balance sheet variable interest entities
Consumer automotive	$16,329	(b)	$1,614	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	81	(e)	—		2,514	2,595	(f)
Consumer other (g)	—		—		125	125
Commercial other	2,516	(h)	974	(i)	—	2,738	(j)
Total	$18,926		$2,588		$2,639	$5,458
(a)Asset values represent the current unpaid principal balance of outstanding consumer automotive and credit card finance receivables and loans within the VIEs.
(b)Includes $8.2 billion and $9.3 billion of assets that were not encumbered by VIE beneficial interests held by third parties at December 31, 2024, and December 31, 2023, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $118 million and $100 million of liabilities that were not obligations to third-party beneficial interest holders at December 31, 2024, and December 31, 2023, respectively.
(d)Includes activity where we sell loans through a pass-through program to a third party.
(e)Represents retained notes and certificated residual interests, of which $88 million and $78 million were classified as held-to-maturity securities at December 31, 2024, and December 31, 2023, respectively, and $4 million and $3 million were classified as other assets at December 31, 2024, and December 31, 2023, respectively. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations.
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
(g)Represents balances from Ally Credit Card.
(h)Amounts are classified as other assets except for $50 million and $44 million classified as equity securities at December 31, 2024, and December 31, 2023, respectively.
(i)Amounts are classified as accrued expenses and other liabilities.
(j)For certain nonconsolidated affordable housing entities, maximum exposure to loss represents the yield we guaranteed investors through long-term guarantee contracts. The amount disclosed is based on the unlikely event that the yield delivered to investors in the form of LIHTCs is recaptured. For nonconsolidated equity investments, maximum exposure to loss represents our outstanding investment, additional committed capital, and LIHTCs subject to recapture. The amount disclosed is based on the unlikely event that our committed capital is funded, our investments become worthless, and the tax credits previously delivered to us are recaptured. This required disclosure is not an indication of our expected loss.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the years ended December 31, 2024, 2023, and 2022. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

Year ended December 31, ($ in millions)	2024	2023	2022
Consumer automotive
Cash proceeds from transfers completed during the period	$1,594	$1,131	$238
Servicing fees	58	19	1
Cash flows received on retained interests in securitization entities	54	4	—
Other cash flows	2	1	—
Cash disbursements for repurchases during the period	1	—	—
Consumer other (a)
Cash proceeds from transfers completed during the period	46	117	137
Servicing fees	6	8	13
Total	$1,761	$1,280	$389
(a)Represents activity from Ally Credit Card.
Delinquencies and Net Credit Losses
The following tables present quantitative information about off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
December 31, ($ in millions)	2024	2023	2024	2023
Off-balance-sheet securitization entities
Consumer automotive	$1,730	$1,558	$22	$11
Whole-loan sales (a)
Consumer automotive	1,155	956	83	44
Consumer other	86	125	10	17
Total	$2,971	$2,639	$115	$72
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

	Net credit losses
Year ended December 31, ($ in millions)	2024	2023
Off-balance-sheet securitization entities
Consumer automotive	$20	$2
Whole-loan sales (a)
Consumer automotive	79	27
Consumer other	36	31
Total	$135	$60
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.
Affordable Housing Investments
We have investments in various limited partnerships that sponsor affordable housing projects, which meet the definition of a VIE. The purpose of these investments is to achieve a satisfactory return on capital through the receipt of LIHTC and to assist us in achieving goals associated with the CRA. Our affordable housing investments are accounted for using the proportional amortization method of accounting, which recognizes the amortized cost of the investment as a component of income tax expense. Refer to Note 13 for more information on our proportional amortization investments.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
12.    Premiums Receivable and Other Insurance Assets
Premiums receivable and other insurance assets consisted of the following.

December 31, ($ in millions)	2024	2023
Prepaid reinsurance premiums	$594	$580
Reinsurance recoverable on unpaid losses	60	66
Reinsurance recoverable on paid losses	44	38
Premiums receivable	206	154
Deferred policy and service contract acquisition costs	1,886	1,911
Total premiums receivable and other insurance assets	$2,790	$2,749
13.    Other Assets
The components of other assets were as follows.

December 31, ($ in millions)	2024	2023
Property and equipment at cost	$2,226	$2,153
Accumulated depreciation	(973)	(871)
Net property and equipment	1,253	1,282
Proportional amortization investments (a) (b)	2,131	1,866
Net deferred tax assets	1,916	1,247
Accrued interest, fees, and rent receivables (c)	929	935
Nonmarketable equity investments	789	886
Restricted cash and cash equivalents (d)	788	87
Equity-method investments (a) (e)	632	651
Goodwill	551	669
Other accounts receivable	312	189
Restricted cash held for securitization trusts (f)	300	407
Operating lease right-of-use assets	92	90
Net intangible assets	54	73
Other assets	913	1,036
Total other assets (g)	$10,660	$9,418
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments as of December 31, 2024. Prior to the adoption of ASU 2023-02 on January 1, 2024, NMTC and HTC investments were included in equity-method investments. Refer to Note 1 for additional information.
(b)Presented gross of the associated unfunded commitment. Refer to Note 16 for further information.
(c)Primarily relates to accrued interest, fees, and rent receivables related to our consumer automotive and commercial automotive finance receivables and loans.
(d)Primarily represents restricted cash equivalents funded through the issuance of credit-linked notes. Additionally, includes a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, partner, or letter of credit arrangements and corresponding collateral requirements. Refer to Note 20 for further information about the issuance of credit-linked notes.
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
The following table summarizes information about our proportional amortization investments.

Year ended December 31, ($ in millions)	2024	2023	2022
Tax credits and other tax benefits from proportional amortization investments (a) (b)	$251	$200	$177
Investment amortization expense recognized as a component of income tax expense (a)	203	157	147
Net benefit from proportional amortization investments (a)	$48	$43	$30
(a)Amounts are included within income tax expense from continuing operations on our Consolidated Statement of Income and as a component of operating activities within deferred income taxes, other assets, and other liabilities on our Consolidated Statement of Cash Flows.
(b)There were no impairment losses recognized during the years ended December 31, 2024, 2023, and 2022, resulting from the forfeiture or ineligibility of tax credits or other circumstances.
Our proportional amortization investments were $2.1 billion and $1.9 billion at December 31, 2024, and December 31, 2023, respectively, and are included within other assets on our Consolidated Balance Sheet. Additionally, unfunded commitments to provide additional capital to proportional amortization investments were $1.0 billion and $973 million at December 31, 2024, and December 31, 2023, respectively, and are included within accrued expenses and other liabilities on our Consolidated Balance Sheet. Substantially all of the unfunded commitments at December 31, 2024, are expected to be paid out within the next five years.
The total carrying value of the nonmarketable equity investments held at December 31, 2024, and December 31, 2023, including cumulative unrealized gains and losses, was as follows.

December 31, ($ in millions)	2024	2023
FRB stock	$440	$392
FHLB stock	258	392
Equity investments without a readily determinable fair value
Cost basis	74	74
Adjustments
Upward adjustments	53	51
Downward adjustments (including impairment)	(36)	(23)
Carrying amount, equity investments without a readily determinable fair value	91	102
Nonmarketable equity investments	$789	$886
During the years ended December 31, 2024, and 2023, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of December 31, 2024, and 2023, were as follows.

Year ended December 31, ($ in millions)	2024	2023
Upward adjustments	$2	$8
Downward adjustments (including impairment) (a)	$(15)	$(17)
(a)No impairment on FHLB and FRB stock was recognized during both years ended December 31, 2024, and 2023.
Total loss on nonmarketable equity investments, net, which includes both realized and unrealized gains and losses, was a net loss of $6 million for the year ended December 31, 2024, compared to a net loss of $10 million for the year ended December 31, 2023.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2022	$20	$27	$775	$822
Goodwill impairment	—	—	(149)	(149)
Transfer to assets of operations held-for-sale	—	—	(4)	(4)
Goodwill at December 31, 2023	$20	$27	$622	$669
Goodwill impairment	—	—	(118)	(118)
Goodwill at December 31, 2024	$20	$27	$504	$551
(a)Includes $361 million and $479 million of goodwill associated with Ally Credit Card at December 31, 2024, and December 31, 2023, respectively, and $143 million of goodwill associated with Ally Invest at both December 31, 2024, and December 31, 2023.
During the year ended December 31, 2024, we recognized a $118 million impairment of goodwill at Corporate and Other related to Ally Credit Card. During the fourth quarter of 2024, we began exploring strategic alternatives for our credit card business, which resulted in a triggering event for goodwill impairment. As a result, we performed a quantitative impairment test using a combination of valuation methodologies, including an income approach and a market approach, to determine the fair market value of Ally Credit Card as of the valuation date, November 30, 2024, which resulted in the impairment charge in the fourth quarter of 2024.
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
The net carrying value of intangible assets by class was as follows.

	2024			2023
December 31, ($ in millions)	Gross intangible assets	Accumulated amortization	Net carrying value	Gross intangible assets	Accumulated amortization	Net carrying value
Technology	$117	$(77)	$40	$117	$(64)	$53
Customer lists	41	(41)	—	41	(39)	2
Purchased credit card relationships	25	(11)	14	25	(7)	18
Trademarks	2	(2)	—	2	(2)	—
Total intangible assets (a)	$185	$(131)	$54	$185	$(112)	$73
(a)Excludes $22 million of gross intangible assets and $22 million of accumulated amortization that were transferred to assets of operations held-for-sale related to Ally Lending as of December 31, 2023. The sale was closed on March 1, 2024. Refer to Note 2 for additional information.
Estimated future amortization expense of intangible assets are as follows.

Year ended December 31, ($ in millions)
2025	$14
2026	14
2027	13
2028	13
Total estimated future amortization expense	$54

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
14.    Deposit Liabilities
Deposit liabilities consisted of the following.

December 31, ($ in millions)	2024	2023
Noninterest-bearing deposits	$131	$139
Interest-bearing deposits
Savings, money market, and spending accounts	104,201	99,340
Certificates of deposit	47,242	55,187
Total deposit liabilities	$151,574	$154,666
At December 31, 2024, and December 31, 2023, certificates of deposit included $6.8 billion and $7.7 billion, respectively, of those in denominations in excess of $250 thousand.
The following table presents the scheduled maturity of total certificates of deposit at December 31, 2024.

($ in millions)
Due in 2025	$37,228
Due in 2026	5,487
Due in 2027	2,285
Due in 2028	1,582
Due in 2029	660
Total certificates of deposit (a)	$47,242
(a)Includes $4.8 billion of certificates of deposit that are estimated to be uninsured. In some instances, certificates of deposits in excess of federal insurance limits may be insured based upon the number of account owners, beneficiaries, and accounts held.
15.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	2024			2023
December 31, ($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$1,625	$1,625	$—	$2,550	$2,550
Securities sold under agreements to repurchase	—	—	—	—	747	747
Total short-term borrowings	$—	$1,625	$1,625	$—	$3,297	$3,297
Weighted average interest rate (b)			4.7%			5.6%
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
(b)Based on the debt outstanding and the interest rate at December 31, of each year.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. We had no securities sold under agreements to repurchase as of December 31, 2024.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Long-Term Debt
The following table presents the composition of our long-term debt portfolio.

December 31, ($ in millions)	Amount	Interest rate	Weighted average stated interest rate (a)	Due date range
2024
Unsecured debt
Fixed rate (b)	$10,974
Hedge basis adjustments (c)	88
Total unsecured debt	11,062	1.15–8.00%	6.25%	2025–2040
Secured debt
Fixed rate	6,358
Variable rate (d)	75
Total secured debt (e) (f)	6,433	1.96–12.75%	4.32%	2025–2032
Total long-term debt	$17,495
2023
Unsecured debt
Fixed rate (b)	$10,327
Hedge basis adjustments (c)	97
Total unsecured debt	10,424	0.60–8.00%	6.03%	2024–2033
Secured debt
Fixed rate	7,031
Variable rate (d)	113
Hedge basis adjustment (c)	2
Total secured debt (e) (f)	7,146	0.89–5.29%	3.31%	2024–2031
Total long-term debt	$17,570
(a)Based on the debt outstanding and the interest rate at December 31 of each year excluding any impacts of interest rate hedges.
(b)Includes subordinated debt of $2.0 billion and $1.5 billion at December 31, 2024, and 2023, respectively.
(c)Represents the basis adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 21 for additional information.
(d)Represents long-term debt that does not have a stated interest rate.
(e)Includes $1.6 billion and $1.5 billion of VIE secured debt at December 31, 2024, and 2023, respectively.
(f)Includes advances from the FHLB of Pittsburgh of $4.2 billion and $5.6 billion at December 31, 2024, and 2023, respectively.

	2024			2023
December 31, ($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$2,408	$2,411	$4,819	$1,409	$2,931	$4,340
Due after one year	8,654	4,022	12,676	9,015	4,215	13,230
Total long-term debt	$11,062	$6,433	$17,495	$10,424	$7,146	$17,570
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 21 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents the scheduled remaining maturity of long-term debt at December 31, 2024, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2025	2026	2027	2028	2029	2030 and thereafter	Total
Unsecured
Long-term debt	$2,482	$151	$1,622	$865	$1,029	$5,676	$11,825
Original issue discount	(74)	(82)	(94)	(107)	(123)	(283)	(763)
Total unsecured	2,408	69	1,528	758	906	5,393	11,062
Secured
Long-term debt	2,410	2,159	1,407	399	39	19	6,433
Total long-term debt	$4,818	$2,228	$2,935	$1,157	$945	$5,412	$17,495
The following table summarizes assets restricted as collateral for the payment of the related debt obligation.

December 31, ($ in millions)	2024	2023
Consumer automotive finance receivables	$38,316	$40,805
Consumer mortgage finance receivables	17,269	18,703
Commercial finance receivables	6,297	5,968
Investment securities (amortized cost of $2,822 and $4,030) (a)	2,946	4,036
Other assets (b)	669	—
Total assets restricted as collateral (c) (d)	$65,497	$69,512
Secured debt (e)	$8,058	$10,443
(a)A portion of the restricted investment securities at December 31, 2023, was restricted under repurchase agreements. Refer to the section above titled Short-Term Borrowings for information on the repurchase agreements.
(b)Includes the collateral accounts restricted for the payment of credit-linked notes recorded within restricted cash and cash equivalents. Excludes restricted cash and cash reserves for securitization trusts. Refer to Note 13 and Note 20 for additional information.
(c)All restricted assets are those of Ally Bank.
(d)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $26.5 billion and $27.9 billion at December 31, 2024, and December 31, 2023, respectively. These assets were primarily composed of consumer mortgage finance receivables and loans as well as mortgage-backed securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $33.8 billion and $34.0 billion at December 31, 2024, and December 31, 2023, respectively. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(e)Includes $1.6 billion and $3.3 billion of short-term borrowings at December 31, 2024, and December 31, 2023, respectively.
16.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

December 31, ($ in millions)	2024	2023
Unfunded commitments for proportional amortization investments (a)	$1,019	$973
Accounts payable	505	509
Employee compensation and benefits	424	409
Reserves for insurance losses and loss adjustment expenses (b)	189	140
Deferred revenue	122	103
Operating lease liabilities	111	113
Other liabilities	444	479
Total accrued expenses and other liabilities (c)	$2,814	$2,726
(a)Primarily relates to unfunded commitments for investments in qualified affordable housing projects.
(b)Refer to Note 6 for further information.
(c)Excludes Ally Lending accrued expenses and other liabilities, which were transferred to liabilities of operations held-for-sale as of December 31, 2023. We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
17.    Equity
Common Stock
The following table presents changes in the number of shares issued and outstanding.

(shares in thousands) (a)	2024	2023	2022
Common stock
Total issued at January 1,	511,861	507,683	504,522
New issuances
Employee benefits and compensation plans	3,916	4,179	3,161
Total issued at December 31,	515,778	511,861	507,683
Treasury balance at January 1,	(209,402)	(208,358)	(166,581)
Repurchase of common stock (b)	(988)	(1,044)	(41,778)
Total treasury stock at December 31,	(210,390)	(209,402)	(208,358)
Total outstanding at December 31,	305,388	302,459	299,324
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
The following table summarizes information about our preferred stock.

December 31,	2024	2023
Series B preferred stock (a)
Issuance date	April 22, 2021	April 22, 2021
Carrying value ($ in millions)	$1,335	$1,335
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,350,000	1,350,000
Number of shares issued and outstanding	1,350,000	1,350,000
Dividend/coupon
Prior to May 15, 2026	4.700%	4.700%
On and after May 15, 2026	Five Year Treasury + 3.868%	Five Year Treasury + 3.868%
Series C preferred stock (a)
Issuance date	June 2, 2021	June 2, 2021
Carrying value ($ in millions)	$989	$989
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,000,000	1,000,000
Number of shares issued and outstanding	1,000,000	1,000,000
Dividend/coupon
Prior to May 15, 2028	4.700%	4.700%
On and after May 15, 2028	Seven Year Treasury + 3.481%	Seven Year Treasury + 3.481%
(a)We may, at our option, redeem the Series B and Series C shares on any dividend payment date on or after May 15, 2026, or May 15, 2028, respectively, or at any time within 90 days following a regulatory event that precludes the instruments from being included in additional Tier 1 capital.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
18.    Accumulated Other Comprehensive Loss
The following table presents changes, net of tax, in each component of accumulated other comprehensive loss.

	Investment securities (a)
($ in millions)	Available- for-sale securities (b)	Held-to-maturity securities	Translation adjustments and net investment hedges (c)	Cash flow hedges (c)	Defined benefit pension plans	Accumulated other comprehensive loss
Balance at January 1, 2022	$(95)	$—	$19	$35	$(117)	$(158)
Net change	(4,000)	—	(1)	(17)	117	(3,901)
Balance at December 31, 2022	(4,095)	—	18	18	—	(4,059)
Net change	949	(682)	3	(27)	—	243
Balance at December 31, 2023	(3,146)	(682)	21	(9)	—	(3,816)
Net change	(161)	66	(1)	(12)	—	(108)
Balance at December 31, 2024	$(3,307)	$(616)	$20	$(21)	$—	$(3,924)
(a)For additional information on the securities transferred from available-for-sale to held-to-maturity during 2023, refer to Note 8.
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
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Year ended December 31, 2024 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized losses arising during the period	$(203)		$45		$(158)
Less: Net realized gains reclassified to income from continuing operations	3	(a)	—	(b)	3
Net change	(206)		45		(161)
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(87)	(c)	21	(b)	(66)
Translation adjustments
Net unrealized losses arising during the period	(17)		4		(13)
Net investment hedges (d)
Net unrealized gains arising during the period	16		(4)		12
Cash flow hedges (d)
Net unrealized losses arising during the period	(28)		7		(21)
Less: Net realized losses reclassified to income from continuing operations	(12)	(e)	3	(b)	(9)
Net change	(16)		4		(12)
Other comprehensive loss	$(136)		$28		$(108)
(a)Includes gains reclassified to other gain (loss) on investments, net in our Consolidated Statement of Income.
(b)Includes amounts reclassified to income tax expense from continuing operations in our Consolidated Statement of Income.
(c)Includes amounts reclassified to interest and dividends on investment securities and other earning assets in our Consolidated Statement of Income.
(d)For additional information on derivative instruments and hedging activities, refer to Note 21.
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
(b)Includes gains reclassified to other gain (loss) on investments, net in our Consolidated Statement of Income.
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
(a)Includes gains reclassified to other gain (loss) on investments, net in our Consolidated Statement of Income.
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
19.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

Year ended December 31, ($ in millions, except per share data; shares in thousands) (a)	2024	2023	2022
Net income from continuing operations	$669	$959	$1,715
Preferred stock dividends — Series B	(63)	(63)	(63)
Preferred stock dividends — Series C	(47)	(47)	(47)
Net income from continuing operations attributable to common shareholders	$559	$849	$1,605
Loss from discontinued operations, net of tax	(1)	(2)	(1)
Net income attributable to common shareholders	$558	$847	$1,604
Basic weighted-average common shares outstanding (b)	306,913	303,751	316,690
Diluted weighted-average common shares outstanding (b)	310,160	305,135	318,629
Basic earnings per common share
Net income from continuing operations	$1.82	$2.79	$5.07
Loss from discontinued operations, net of tax	—	(0.01)	—
Net income	$1.82	$2.79	$5.06
Diluted earnings per common share
Net income from continuing operations	$1.80	$2.78	$5.04
Loss from discontinued operations, net of tax	—	(0.01)	—
Net income	$1.80	$2.77	$5.03
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
20.    Regulatory Capital and Other Regulatory Matters
Ally is subject to enhanced prudential standards that have been established by the FRB under the Dodd-Frank Act, as amended by the EGRRCP Act and as applied to Category IV firms under the Tailoring Rules. Refer to the discussion below, however, about rules proposed by the U.S. banking agencies in 2023 that would significantly alter the Tailoring Rules. Currently, as a Category IV firm, Ally is (1) subject to supervisory stress testing on a two-year cycle, (2) required to submit an annual capital plan to the FRB, (3) exempted from company-run capital stress testing requirements, (4) required to maintain a buffer of unencumbered highly liquid assets to meet projected net stressed cash outflows over a 30-day planning horizon, (5) exempted from the requirements of the LCR and the net stable funding ratio (provided that our average wSTWF continues to remain under $50 billion), and (6) exempted from the requirements of the supplementary leverage ratio, the countercyclical capital buffer, and single-counterparty credit limits. Even so, we are subject to rules enabling the FRB to conduct supervisory stress testing on a more or less frequent basis based on our financial condition, size, complexity, risk profile, scope of operations, or activities or based on risks to the U.S. economy. Further, we are subject to rules requiring the resubmission of our capital plan if we determine that there has been or will be a material change in our risk profile, financial condition, or corporate structure since we last submitted the capital plan or if the FRB determines that (a) our capital plan is incomplete or our capital plan or internal capital adequacy process contains material weaknesses, (b) there has been, or will likely be, a material change in our risk profile (including a material change in our business strategy or any risk exposure), financial condition, or corporate structure, or (c) the BHC stress scenario(s) are not appropriate for our business model and portfolios, or changes in the financial markets or the macroeconomic outlook that could have a material impact on our risk profile and financial condition require the use of updated scenarios. While a resubmission is pending, without prior approval of the FRB, we would generally be prohibited from paying dividends, repurchasing our common stock, or making other capital distributions. In addition, to satisfy the FRB in its review of our capital plan, we may be required to further cease or limit these capital distributions or to issue capital instruments that could be dilutive to shareholders. The FRB also may prevent us from maintaining or expanding lending or other business activities.
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm, like Ally, is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of December 31, 2024, the stress capital buffer requirement for Ally was 2.6%.
Ally and Ally Bank are currently subject to the U.S. Basel III standardized approach for credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not currently subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. Since Ally and Ally Bank are currently not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income and loss from regulatory capital. As of December 31, 2024, and December 31, 2023, Ally had $3.9 billion and $3.8 billion, respectively, of accumulated other comprehensive loss, net of applicable income taxes, that was excluded from Common Equity Tier 1 capital. Refer to the discussion below about rules proposed by the U.S. banking agencies in 2023 that would require us to recognize all components of accumulated other comprehensive income and loss in regulatory capital, except gains and losses on cash-flow hedges where the hedged items are not recognized on our balance sheet at fair value. Refer also to Note 18 for additional details about our accumulated other comprehensive loss.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both December 31, 2024, and December 31, 2023, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
Under FDICIA and the PCA framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Our brokered deposits totaled $6.7 billion at December 31, 2024, which represented 4.4% of total deposit liabilities.
The following table summarizes our capital ratios under U.S. Basel III.

	December 31, 2024		December 31, 2023 (a)		Required minimum (b)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,058	9.82%	$15,129	9.36%	4.50%	(c)
Ally Bank	17,229	11.94	17,217	11.24	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,324	11.30%	$17,392	10.76%	6.00%	6.00%
Ally Bank	17,229	11.94	17,217	11.24	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$20,182	13.16%	$20,055	12.41%	8.00%	10.00%
Ally Bank	19,052	13.21	19,144	12.50	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (d)
Ally Financial Inc.	$17,324	8.92%	$17,392	8.67%	4.00%	(c)
Ally Bank	17,229	9.40	17,217	9.07	4.00	5.00%
(a)Capital amounts and ratios are based on regulatory filings of Ally and Ally Bank, and have not been adjusted for December 31, 2023, to reflect our change in the method of accounting for ITCs. Refer to Note 1 for additional information about this change in accounting principle.
(b)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally was required to maintain a minimum capital conservation buffer of 2.6% and 2.5% at December 31, 2024, and December 31, 2023, respectively, and Ally Bank was required to maintain a minimum capital conservation buffer of 2.5% at both December 31, 2024, and December 31, 2023. In October 2024, Ally’s capital conservation buffer requirement increased to 2.6%, reflecting its updated stress capital buffer requirement.
(c)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(d)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
On January 1, 2020, we adopted CECL. Refer to Note 1 for additional information about our allowance for loan losses accounting policy. Under a rule finalized by the FRB and other U.S. banking agencies in 2020, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we deferred and began phasing in on January 1, 2022, is generally calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of December 31, 2024, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $296 million.
In July 2023, the U.S. banking agencies issued a proposed rule to customize and implement revisions to the global Basel III capital framework that were approved by the Basel Committee in December 2017. The proposal would replace the current “advanced approaches” with a new expanded risk-based approach based on new standardized approaches for credit risk, operational risk and credit valuation adjustment risk, and would significantly revise risk-based capital requirements for all banking institutions with assets of $100 billion or more, including Ally and Ally Bank. Significantly, the proposed rule requires the recognition in regulatory capital of most elements of accumulated other comprehensive income and loss and the application of deductions, limitations, and criteria for specified capital investments, minority interests, and TLAC holdings. Under the proposed rule, a three-year transition period from July 1, 2025, to June 30, 2028, would apply to the recognition of accumulated other comprehensive income and loss in regulatory capital and the use of the expanded risk-based approach. The

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
phase-in of accumulated other comprehensive income and loss is expected to significantly affect our levels of regulatory capital. While we believe that this would be manageable, we also anticipate that our levels of regulatory capital would need to be gradually increased in advance of and during the proposed transition period. The FRB has indicated that it expects to work with the other U.S. banking agencies on a revised proposal in 2025.
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
Whether and when final rules related to these proposals may be adopted and take effect, as well as what changes to the proposed rules may be reflected in any such final rules, remain unclear. Also, beyond these proposed rules, more stringent and less tailored liquidity, stress-testing, and other standards for Category IV firms, like Ally, may be forthcoming, including those that may reinstate the LCR, require more rigorous liquidity stress testing, and return Ally to supervisory stress testing on an annual cycle.
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
The Tailoring Rules align capital planning, supervisory stress testing, and stress capital buffer requirements for large banking organizations, like Ally. As a Category IV firm, Ally is expected to have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which Ally would not generally be subject to the supervisory stress test. Refer to the section titled Basel Capital Framework above for further discussion about our stress capital buffer requirements. During a year in which Ally does not undergo a supervisory stress test, we would receive an updated stress capital buffer requirement only to reflect our updated planned common-stock dividends. Ally did not elect to participate in the 2023 or 2025 supervisory stress tests, but was subject to the 2024 supervisory stress test.
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
In February 2023 and December 2024, we accessed the unsecured debt capital markets each time issuing $500 million of additional subordinated notes, which qualify as Tier 2 capital for Ally under U.S. Basel III. In June 2024 and November 2024, we accessed the debt capital markets and issued $330 million and $440 million, respectively, of credit-linked notes based on reference portfolios of $3.0 billion and $4.0 billion of consumer automotive loans. The proceeds from these credit-linked notes issuances constitute prefunded credit protection for mezzanine tranches of the respective reference portfolio and are recognized as restricted cash and cash equivalents in other assets on our Consolidated Balance Sheet. These transactions are structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure, which recognizes the credit risk mitigation benefits and generally provides lower risk weights relative to those assigned to consumer automotive loans that are not securitized.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
operational performance, alternative uses of capital, common-stock price, and general market conditions, and may be extended, modified, or discontinued at any time.
The following table presents information related to our common stock and distributions to our common shareholders.

	Common stock repurchased during period (a) (b)		Number of common shares outstanding		Cash dividends declared per common share (c)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2023
First quarter	$27	836	299,324	300,821	$0.30
Second quarter	2	58	300,821	301,619	0.30
Third quarter	—	5	301,619	301,630	0.30
Fourth quarter	4	145	301,630	302,459	0.30
2024
First quarter	$29	781	302,459	303,978	$0.30
Second quarter	1	13	303,978	304,656	0.30
Third quarter	1	27	304,656	304,715	0.30
Fourth quarter	7	167	304,715	305,388	0.30
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)Since the commencement of our initial stock-repurchase program in the third quarter of 2016, we have reduced the number of outstanding shares of our common stock by 37%, from 484 million as of June 30, 2016, to 305 million as of December 31, 2024. Except for repurchases made of shares withheld to cover income taxes owed by participants in our share-based incentive plans, we did not make any common-stock repurchases in 2023 or 2024, and at this time, the Board has not authorized a stock-repurchase program for 2025.
(c)On January 16, 2025, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend was paid on February 14, 2025, to shareholders of record at the close of business on January 31, 2025.
Depository Institutions
Ally Bank is a member of the Federal Reserve System and is subject to regulation, supervision, and examination by the FRB, the UDFI, the FDIC, and the CFPB. Ally Bank is an insured depository institution and, as such, is required to file periodic reports with the FDIC about its financial condition. Total assets of Ally Bank were $181.4 billion and $186.1 billion at December 31, 2024, and 2023, respectively. Federal and Utah law place a number of conditions, limits, and other restrictions on dividends and other capital distributions that may be paid by Ally Bank to IB Finance and thus indirectly to Ally. Dividends or other distributions made by Ally Bank indirectly to Ally were $1.2 billion and $1.4 billion in 2024 and 2023, respectively.
Under rules of the FDIC, Ally Bank is required to periodically submit to the FDIC a resolution plan (commonly known as a living will) that would enable the FDIC, as receiver, to resolve Ally Bank in the event of its insolvency under the FDI Act in a manner that ensures that depositors receive access to their insured deposits within one business day of Ally Bank’s failure (two business days if the failure occurs on a day other than Friday), maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by creditors in the resolution. In June 2024, the FDIC issued a final rule that requires each CIDI with $100 billion or more in total assets, like Ally Bank, to periodically submit resolution plans (commonly known as living wills) that are designed to enable the FDIC as receiver to resolve the bank in a timely and orderly manner under the FDI Act in the event of its insolvency. The final rule became effective on October 1, 2024. Ally Bank’s first interim supplement under the new rule is due by July 1, 2025. If the FDIC determines that the resolution plan is not credible and deficiencies are not adequately remediated in a timely manner, the FDIC may take formal or informal supervisory actions against us.
Insurance Companies
Some of our insurance operations—including in the United States, Canada, and Bermuda—are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions, and rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under state and foreign insurance laws, dividend distributions may be made only from statutory unassigned surplus with approvals required from applicable regulatory authorities for dividends in excess of statutory limitations. At December 31, 2024, the maximum dividend that could be paid by the U.S. insurance subsidiaries over the next 12 months without prior statutory approval was $116 million.
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
We enter into arrangements with certain counterparties through which we issue credit-linked notes covering a specified pool of loans. These notes contain an embedded derivative (referred to as credit-linked note derivatives), which provides us credit protection against the risk of loss when a specified credit event occurs on the reference pool.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the years ended December 31, 2024, 2023, or 2022.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
We placed noncash collateral with counterparties totaling $414 million, supporting our derivative positions at December 31, 2024, compared to $6 million and $642 million of cash and noncash collateral, respectively, at December 31, 2023. These amounts include noncash collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Consolidated Balance Sheet in other assets. We granted our counterparties the right to sell or pledge the noncash collateral.
We received cash collateral from counterparties totaling $11 million and $31 million at December 31, 2024, and 2023, respectively. These amounts exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Consolidated Balance Sheet in accrued expenses and other liabilities.
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

	2024			2023
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
December 31, ($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$33,300	$—	$—	$35,835
Purchased options	2	—	6,150	31	—	6,250
Foreign exchange contracts
Forwards	8	—	170	—	6	166
Total derivatives designated as accounting hedges	10	—	39,620	31	6	42,251
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	—	—	—	—	—	2,000
Forwards	—	—	109	—	—	70
Written options	1	—	63	2	—	88
Total interest rate risk	1	—	172	2	—	2,158
Foreign exchange contracts
Forwards	1	—	47	—	1	59
Total foreign exchange risk	1	—	47	—	1	59
Credit contracts
Credit-linked note derivatives	—	—	669	—	—	—
Other credit derivatives (a)	—	4	n/a	—	10	n/a
Total credit risk	—	4	669	—	10	—
Total derivatives not designated as accounting hedges	2	4	888	2	11	2,217
Total derivatives	$12	$4	$40,508	$33	$17	$44,468
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $10 million and $29 million as of December 31, 2024, and December 31, 2023, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents amounts recorded on our Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
December 31, ($ in millions)	2024	2023	2024	2023	2024	2023
Assets
Available-for-sale securities (b)	$15,194	$16,302	$(248)	$(79)	$(132)	$(156)
Finance receivables and loans, net (c)	34,493	54,189	(51)	(93)	(10)	(27)
Liabilities
Long-term debt	$5,987	$7,750	$88	$100	$88	$100
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include the amortized cost basis and unallocated basis adjustments of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2024, and December 31, 2023, the amortized cost basis and unallocated basis adjustments of the closed portfolios used in these hedging relationships was $13.9 billion and $14.8 billion, respectively, of which $13.6 billion and $14.6 billion, respectively, represents the amortized cost basis and unallocated basis adjustments of closed portfolios designated in an active hedge relationship. At December 31, 2024, and December 31, 2023, the total cumulative basis adjustments associated with these hedging relationships was a $209 million liability and a $45 million liability, respectively, of which the portion related to discontinued hedging relationships was a $103 million liability and a $120 million liability, respectively. At December 31, 2024, and December 31, 2023, the notional amounts of the designated hedged items were $12.0 billion and $11.3 billion, respectively, with cumulative basis adjustments of a $106 million liability and a $75 million asset, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship. Refer to Note 8 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)These amounts include the carrying value of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2024, and December 31, 2023, the carrying value of the closed portfolios used in these hedging relationships was $34.5 billion and $54.2 billion, respectively, of which $33.4 billion and $50.0 billion, respectively, represents the carrying value of closed portfolios designated in an active hedge relationship. At December 31, 2024, and December 31, 2023, the total cumulative basis adjustments associated with these hedging relationships was a $51 million liability and a $93 million liability, respectively, of which the portion related to discontinued hedging relationships was a $10 million liability and a $27 million liability, respectively. At December 31, 2024, and December 31, 2023, the notional amounts of the designated hedged items were $20.1 billion and $23.2 billion, respectively, with cumulative basis adjustments of a $41 million liability and a $66 million liability, respectively, which would be allocated across the entire remaining closed pool upon termination or maturity of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Consolidated Statement of Income.

Year ended December 31, ($ in millions)	2024	2023	2022
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$20	$18	$14
Other income, net of losses	—	(1)	8
Total interest rate contracts	20	17	22
Foreign exchange contracts
Other operating expenses	3	—	8
Total foreign exchange contracts	3	—	8
Credit contracts
Other income, net of losses	1	(5)	(2)
Total credit contracts	1	(5)	(2)
Equity contracts
Other income, net of losses	3	(11)	—
Total equity contracts	3	(11)	—
Total gain recognized in earnings	$27	$1	$28

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Consolidated Statement of Income.

	Interest and fees on finance receivables and loans			Interest and dividends on investment securities and other earning assets			Interest on long-term debt
Year ended December 31, ($ in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$—	$1	$1
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	—	(1)	(1)
Hedged fixed-rate FHLB advances	—	—	—	—	—	—	—	—	(5)
Derivatives designated as hedging instruments on fixed-rate FHLB advances	—	—	—	—	—	—	—	—	5
Hedged available-for-sale securities	—	—	—	(193)	76	(185)	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	—	193	(76)	185	—	—	—
Hedged fixed-rate consumer automotive loans	25	491	(599)	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(25)	(491)	599	—	—	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—	—	—	—
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	(12)	14	21	—	—	—	—	—	—
Other hedged forecasted transactions
Reclassified from accumulated other comprehensive loss into income	—	—	—	—	—	—	—	—	(1)
Total (loss) gain on cash flow hedging relationships	$(12)	$14	$21	$—	$—	$—	$—	$—	$(1)
Total amounts presented in the Consolidated Statement of Income	$11,394	$11,020	$8,099	$1,037	$1,022	$841	$1,017	$1,001	$763
During the next 12 months, we estimate $33 million of losses will be reclassified into pretax earnings from derivatives designated as cash flow hedges.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Consolidated Statement of Income.

	Interest and fees on finance receivables and loans			Interest and dividends on investment securities and other earning assets			Interest on long-term debt
Year ended December 31, ($ in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Gain on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$—	$—	$9	$9	$5
Interest for qualifying accounting hedges of unsecured debt	—	—	—	—	—	—	—	—	1
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	—	—	2	2	(3)
Amortization of deferred basis adjustments of available-for-sale securities	—	—	—	23	23	17	—	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	—	177	134	(1)	—	—	—
Amortization of deferred loan basis adjustments	15	32	18	—	—	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	241	616	129	—	—	—	—	—	—
Total gain on fair value hedging relationships	$256	$648	$147	$200	$157	$16	$11	$11	$3
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

Year ended December 31, ($ in millions)	2024	2023	2022
Interest rate contracts
Loss recognized in other comprehensive (loss) income	$(16)	$(36)	$(23)
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss.

Year ended December 31, ($ in millions)	2024	2023	2022
Foreign exchange contracts (a) (b)
Gain (loss) recognized in other comprehensive (loss) income	$16	$(3)	$8
(a)There were no amounts excluded from effectiveness testing for the years ended December 31, 2024, 2023, or 2022.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Consolidated Statement of Income. There were no amounts reclassified for the years ended December 31, 2024, 2023, or 2022.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
22.    Income Taxes
The significant components of income tax expense from continuing operations were as follows.

Year ended December 31, ($ in millions)	2024	2023	2022
Current income tax expense
U.S. federal	$107	$85	$1
Foreign	6	5	3
State and local	26	36	9
Total current expense	139	126	13
Deferred income tax expense (benefit)
U.S. federal	53	26	493
Foreign	1	(1)	(1)
State and local	(26)	(7)	61
Total deferred expense (benefit)	28	18	553
Other tax expense (a)	—	—	61
Total income tax expense from continuing operations	$167	$144	$627
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

Year ended December 31, ($ in millions)	2024	2023	2022
Statutory U.S. federal tax expense	$175	$232	$492
Change in tax resulting from
Nondeductible expenses	53	44	31
Tax credits, excluding expirations	(49)	(55)	(73)
State and local income taxes, net of federal income tax benefit	30	(4)	77
Valuation allowance change, excluding expirations	(28)	(91)	54
Unrecognized tax benefits	(11)	38	(4)
Tax law enactment	—	(18)	—
Settlement of qualified defined benefit pension plan	—	—	61
Other, net	(3)	(2)	(11)
Total income tax expense from continuing operations	$167	$144	$627
For the year ended December 31, 2024, consolidated income tax expense from continuing operations was largely driven by pretax earnings and nondeductible FDIC premium expenses, partially offset by an income tax benefit related to various tax credits. For the year ended December 31, 2023, consolidated income tax expense from continuing operations was largely driven by pretax earnings, partially offset by the release of the valuation allowance on foreign tax credit carryforwards as well as an income tax benefit related to various tax credits. The release of the valuation allowance was primarily driven by the identification and execution of a tax planning strategy allowing for additional utilization of foreign tax credits. For the year ended December 31, 2022, consolidated income tax expense from continuing operations was largely driven by pretax earnings, the settlement of our qualified defined benefit pension plan, and an increase of the valuation allowance on foreign tax credit carryforwards, partially offset by an income tax benefit related to various tax credits. The increase in the valuation allowance was primarily driven by a reduction in forecasted foreign-sourced income caused by revised estimates from certain previously executed and forecasted securitization transactions. During 2022, we lowered our income tax benefit from these securitization transactions due to the recharacterization of certain income that was previously foreign-sourced income as domestically sourced and higher interest expense assumptions.
We record rehabilitation, energy, and clean vehicle tax credits as part of our ITC category. During the fourth quarter of 2024, we elected to change our method of accounting for ITCs from the flow-through method to the deferral method. Refer to the section titled Change in Accounting Principle in Note 1 for additional information. Our ITCs are generally accounted for using the deferral method and recognized as a reduction of the corresponding asset value. However, ITCs that qualify for proportional amortization treatment are accounted for using the flow-through method and are recognized as a reduction to current income tax expense.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, ($ in millions)	2024	2023
Deferred tax assets
Adjustments to securities and hedging transactions (a)	$1,080	$1,066
Tax credit carryforwards	679	506
Adjustments to loan value	420	569
State and local taxes	301	305
Fixed assets	257	165
Other	454	426
Gross deferred tax assets	3,191	3,037
Valuation allowance	(138)	(176)
Deferred tax assets, net of valuation allowance	3,053	2,861
Deferred tax liabilities
Lease transactions	653	1,117
Deferred acquisition costs	380	387
Long-term debt	62	64
Other	52	57
Gross deferred tax liabilities	1,147	1,625
Net deferred tax assets (b)	$1,906	$1,236
(a)Securities include deferred tax assets related to available-for-sale securities, held-to-maturity securities, and equity securities. At December 31, 2024, and 2023, there were $882 million and $808 million of deferred tax assets related to available-for-sale securities, respectively.
(b)Amounts include $1.9 billion and $1.2 billion of net deferred tax assets included in other assets on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax asset position, and $10 million included in accrued expenses and other liabilities on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax liability position at both December 31, 2024, and 2023.
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We continue to believe it is more likely than not that the benefit for certain foreign tax credit carryforwards and state net operating loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on the deferred tax assets relating to these carryforwards, and it is reasonably possible that the valuation allowance may change in the next 12 months.
The following table summarizes net deferred tax assets including related valuation allowances at December 31, 2024.

($ in millions)	Deferred tax asset		Valuation allowance	Net deferred tax asset	Years of expiration
Tax credit carryforwards
General business credits	$611		$—	$611	2044
Foreign tax credits	68		(27)	41	2025–2034
Total tax credit carryforwards	679		(27)	652
Tax loss carryforwards
Net operating losses — state	128	(a)	(111)	17	2025–Indefinite
Net operating losses — federal	7		—	7	2028–Indefinite
Total U.S. federal and state tax loss carryforwards	135		(111)	24
Other net deferred tax assets	1,230		—	1,230	n/a
Net deferred tax assets	$2,044		$(138)	$1,906
n/a = not applicable
(a)State net operating loss carryforwards are included in the state and local taxes and other liabilities totals disclosed in our deferred inventory table above.
As of December 31, 2024, we have recognized insignificant deferred tax liabilities for incremental U.S. federal taxes that stem from temporary differences related to investment in foreign subsidiaries or corporate joint ventures as there is no assertion of indefinite reinvestment outside of the United States.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits.

($ in millions)	2024	2023	2022
Balance at January 1,	$91	$46	$53
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	6	48	2
Reductions for tax positions of prior years	(20)	(2)	(2)
Settlements	—	(1)	(7)
Expiration of statute of limitations	—	—	—
Balance at December 31,	$77	$91	$46
Included in the unrecognized tax benefits balances are some items, the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences and the portion of gross state unrecognized tax benefits that would be offset by the tax benefit of the associated U.S. federal deduction. The balance of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $64 million for the year ended December 31, 2024, $75 million for the year ended December 31, 2023, and $36 million for the year ended December 31, 2022.
We recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively. As of December 31, 2024, the cumulative accrued balance for interest and penalties was $7 million, and interest and penalties of $1 million were accrued during the year ended December 31, 2024. As of December 31, 2023, the cumulative accrued balance for interest and penalties was $6 million, and penalties of $3 million were accrued during the year ended December 31, 2023. As of December 31, 2022, the cumulative accrued balance for interest and penalties was $3 million, and interest and penalties of $2 million were accrued during the year ended December 31, 2022.
It is reasonably possible that the unrecognized tax benefits will decrease by up to $62 million over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdictions.
We file tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Our most significant operations are in the United States and Canada. The oldest tax years that remain subject to examination for those jurisdictions are 2019 and 2011, respectively.
23.    Share-based Compensation Plans
Awards of equity-based compensation to our named executive officers and other employees are governed by the Company’s ICP, which was approved by the Company’s shareholders and amended and restated effective as of May 4, 2021. These awards primarily take the form of (1) share-settled and cash-settled PSUs that vest in whole on the third anniversary of the grant date, subject to the achievement of applicable performance goals and continued employment through that time, and (2) share-settled RSUs that vest one-third on each of the first, second, and third anniversaries of the grant date, in each case, subject to continued employment through that time. Other awards — such as those granted under our #OwnIt Annual Grant Program — may take the form of RSUs that vest in whole on the third anniversary of the grant date, subject to continued employment through that time. For PSUs and RSUs, any dividends declared over the vesting period are accumulated and paid at or after the time of settlement. All awards under the ICP are structured to align with the Company’s performance, prudent but not excessive risk-taking, long-term value creation for our shareholders, and other elements of our compensation philosophy. Awards also typically include provisions that address vesting and settlement in the case of a qualifying termination or retirement. The ICP is administered by the Compensation, Nominating, and Governance Committee of our Board.
At December 31, 2024, we had approximately 31.7 million shares available for future grants of equity-based awards under the ICP. Equity-based awards that settle in Ally common stock are classified as equity awards under U.S. GAAP, and the cost of the awards is ratably charged to compensation and benefits expense in our Consolidated Statement of Income over their applicable service period based on the grant date fair value of Ally common stock. Equity-based awards that settle in cash are subject to liability accounting, with the expense adjusted to fair value based on changes in the share price of Ally common stock up to the settlement date. We had non-vested share-settled and cash-settled PSUs and RSUs outstanding of approximately 6.6 million and 0.7 million, respectively, at December 31, 2024. We recognized expense related to PSUs and RSUs of $136 million, $127 million, and $100 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents the changes in outstanding non-vested PSUs and RSUs activity for share-settled awards during 2024.

(in thousands, except per share data)	Number of units	Weighted-average grant date fair value per share
RSUs and PSUs
Outstanding non-vested at January 1, 2024	6,695	$35.68
Modified awards to settle in cash (a)	(56)	40.24
Granted	3,305	37.99
Vested	(2,824)	38.13
Forfeited	(501)	38.39
Outstanding non-vested at December 31, 2024	6,619	35.55
(a)During 2024, certain non-vested PSUs were modified and reclassified to liability-based awards as we intend to settle them in cash upon vesting.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
(such as interest rate forward curves, interpolated volatility assumptions, or equity pricing) are used in the model. We classified these derivative contracts as Level 2 because all significant inputs into these models were market observable.
We also enter into interest rate lock commitments and forward commitments that are executed as part of our mortgage operations, certain of which meet the accounting definition of a derivative and therefore are recorded as derivatives on our Consolidated Balance Sheet. Interest rate lock commitments are valued with unobservable inputs, so they are classified as Level 3. Certain forward commitments are Level 2 and others are Level 3 depending on the valuation model inputs.
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

	Recurring fair value measurements
December 31, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$820	$—	$—	$820
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,873	—	—	1,873
U.S. States and political subdivisions	—	582	35	617
Foreign government	36	158	—	194
Agency mortgage-backed residential	—	13,653	—	13,653
Mortgage-backed residential	—	206	—	206
Agency mortgage-backed commercial	—	3,984	—	3,984
Asset-backed	—	129	—	129
Corporate debt	—	1,754	—	1,754
Total available-for-sale securities	1,909	20,466	35	22,410
Loans held-for-sale (c)	—	11	5	16
Other assets
Derivative contracts in a receivable position
Interest rate	—	2	1	3
Foreign currency	—	9	—	9
Total derivative contracts in a receivable position	—	11	1	12
Total assets	$2,729	$20,488	$41	$23,258
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Credit	$—	$—	$4	$4
Total derivative contracts in a payable position	—	—	4	4
Total liabilities	$—	$—	$4	$4
(a)Our direct investment in any one industry did not exceed 14%. The concentration calculation excludes our investment in mutual funds and ETFs.
(b)Excludes $51 million of equity securities that are measured at fair value using the net asset value practical expedient and therefore are not classified in the fair value hierarchy.
(c)Consumer mortgage loans carried at fair value due to fair value option elections.

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
(c)Consumer mortgage loans carried at fair value due to fair value option elections.

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

	Equity securities		Available-for-sale securities		Loans held-for-sale (a)		Finance receivables and loans, net (a)
($ in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Assets
Fair value at January 1,	$1	$1	$9	$4	$—	$—	$—	$3
Net realized/unrealized gains
Included in earnings	—	—	—	—	—	—	—	—
Included in OCI	—	—	—	—	—	—	—	—
Purchases and originations (b)	—	—	29	5	31	—	—	—
Sales	—	—	—	—	(26)	—	—	—
Issuances	—	—	—	—	—	—	—	—
Settlements	—	—	(3)	—	—	—	—	(3)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	(1)	—	—	—	—	—	—	—
Fair value at December 31,	$—	$1	$35	$9	$5	$—	$—	$—
Net unrealized gains still held at December 31,
Included in earnings	$—	$—	$—	$—	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—	—	—
(a)Carried at fair value due to fair value option elections.
(b)Includes a $27 million reclassification of a commercial and industrial exposure to an available-for-sale debt security during the year ended December 31, 2024.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2024	2023
Liabilities
Fair value at January 1,	$8	$39
Net realized/unrealized gains
Included in earnings	(18)	(11)
Included in OCI	—	—
Purchases and originations	—	—
Sales	—	—
Issuances	—	—
Settlements	(4)	(34)
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	17	14
Fair value at December 31,	$3	$8
Net unrealized gains still held at December 31,
Included in earnings	$(7)	$(7)
Included in OCI	—	—
(a)Net realized/unrealized gains are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Consolidated Statement of Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during the years ended December 31, 2024, and December 31, 2023. These transfers are deemed to have occurred at the end of the reporting period.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at December 31, 2024, and December 31, 2023, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period. These tables exclude assets of operations held-for-sale, refer to Note 2 for additional information.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
December 31, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$143	$143	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	13	13	(2)	n/m	(a)
Other	—	—	26	26	(63)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	39	39	(65)	n/m	(a)
Other assets
Goodwill (c)	—	—	362	362	(118)	n/m	(a)
Repossessed and foreclosed assets (d)	—	—	8	8	(1)	n/m	(a)
Total assets	$—	$—	$552	$552	$(184)	n/m
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
(c)As of December 31, 2024, we recognized a $118 million impairment of goodwill at Ally Credit Card. Refer to Note 13 for further discussion.
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. This table excludes assets of operations held-for-sale, refer to Note 2 for additional information. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at December 31, 2024, and December 31, 2023.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
December 31, 2024
Financial assets
Held-to-maturity securities	$4,346	$—	$4,293	$—	$4,293
Loans held-for-sale, net	144	—	—	144	144
Finance receivables and loans, net	132,316	—	—	134,603	134,603
FHLB/FRB stock (a)	698	—	698	—	698
Financial liabilities
Deposit liabilities	$47,242	$—	$—	$47,403	$47,403
Short-term borrowings	1,625	—	—	1,625	1,625
Long-term debt	17,495	—	13,535	4,982	18,517
December 31, 2023
Financial assets
Held-to-maturity securities	$4,680	$—	$4,729	$—	$4,729
Loans held-for-sale, net	375	—	—	375	375
Finance receivables and loans, net	135,852	—	—	137,244	137,244
FHLB/FRB stock (a)	784	—	784	—	784
Financial liabilities
Deposit liabilities	$55,187	$—	$—	$55,311	$55,311
Short-term borrowings	3,297	—	—	3,335	3,335
Long-term debt	17,570	—	12,789	5,749	18,538
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At December 31, 2024, these instruments are reported as gross assets and gross liabilities on the Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 21.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Consolidated Balance Sheet	Gross amounts not offset on the Consolidated Balance Sheet
December 31, ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
2024
Assets
Derivative assets (d)	$12	$—	$12	$—	$(10)	$2
Total assets	$12	$—	$12	$—	$(10)	$2
Liabilities
Derivative liabilities (e)	$4	$—	$4	$—	$—	$4
Total liabilities	$4	$—	$4	$—	$—	$4
2023
Assets
Derivative assets (d)	$33	$—	$33	$—	$(31)	$2
Total assets	$33	$—	$33	$—	$(31)	$2
Liabilities
Derivative liabilities (e)	$17	$—	$17	$—	$(6)	$11
Securities sold under agreements to repurchase (f)	747	—	747	—	(747)	—
Total liabilities	$764	$—	$764	$—	$(753)	$11
(a)Financial collateral received or pledged shown as a balance based on the sum of all net asset and liability positions between Ally and each individual derivative counterparty.
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
(d)Includes derivative assets with no offsetting arrangements of $1 million and $2 million as of December 31, 2024, and December 31, 2023, respectively.
(e)Includes derivative liabilities with no offsetting arrangements of $4 million and $10 million as of December 31, 2024, and December 31, 2023, respectively.
(f)For additional information on securities sold under agreements to repurchase, refer to Note 15.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
26.    Segment Information
Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our CODM in deciding how to allocate resources and in assessing performance. We define our CODM as the Chief Executive Officer. The CODM uses pretax income to evaluate income generated from segment assets, and to assess a segment’s performance by comparing the results, relative to other segments. Additionally, the budgeting and forecasting process monitors budget versus actual results with emphasis on pretax income, which are also used in assessing the performance of a segment.
Change in Allocation of Costs to Reportable Segments
During the fourth quarter of 2024, we changed our COH methodology to eliminate the allocation of funding costs associated with our deposits business, which will now reside within Corporate and Other. This change reflects our reportable operating segments under a market-funding approach and aligns the costs of deposit funding with the related benefits received from deposit funding, which also resides with Corporate and Other. Additionally, our COH methodology was changed to allocate additional overhead expenses related to centralized support functions and marketing sponsorships to our reportable operating segments as a result of a change in how our CODM assesses our performance. These expenses were previously included within Corporate and Other. The manner in which our CODM views our COH methodologies changed after our current CEO joined Ally during 2024 and completed a review of the strategy of the business. Also, during the fourth quarter of 2024, we changed our FTP methodology by aligning the capital credit and charge calculations with the FTP rate charged to each business line. Capital credits reduce the business lines’ overall FTP charge, recognizing that a portion of a business line’s assets is funded with allocated regulatory capital. Capital charges impact business lines not subject to FTP funding allocations and are applied to the amount of excess equity that the business line holds, relative to its regulatory capital. Amounts for 2023 and 2022 have been recast to conform to the current COH and FTP methodologies.
Change in Reportable Segments
As a result of a change in how our CODM views and operates our business, during the fourth quarter of 2024, we made changes in the composition of our operating segments. The manner in which our CODM views and assesses performance changed after our current CEO joined Ally during 2024 and completed a review of the strategy of the business. Furthermore, consumer mortgage originations will cease during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio. Financial information related to our Mortgage Finance business is now included in Corporate and Other. Previously, all such activity was presented as a separate reportable segment. Our other operating segments, Automotive Finance operations, Insurance operations, and Corporate Finance operations remained reportable operating segments. We allocate costs to our reportable segments in a manner consistent with the methodology updated during the fourth quarter of 2024. Amounts for 2023 and 2022 have been recast to conform to the current CODM view.
We report our results of operations on a business-line basis through three operating segments: Automotive Finance operations, Insurance operations, and Corporate Finance operations, with the remaining activity reported in Corporate and Other. The operating segments are determined based on the products and services offered, and reflect the manner in which financial information is currently evaluated by our CODM and management. The following is a description of each of our reportable operating segments.
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
Corporate Finance operations
Our Corporate Finance operations provide senior secured asset-based and leveraged cash flow loans to mostly U.S.-based middle-market companies, with a focus on businesses owned by private equity sponsors. These loans are typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, turnarounds, and debtor-in-possession financings. We also provide, through our Lender Finance business, nonbank wholesale-funded managers with partial funding for their direct-lending activities, which is principally leveraged loans. Additionally, we offer a commercial real estate product, primarily focused on lending to skilled nursing facilities, senior housing, and medical office buildings.
Corporate and Other
Corporate and Other primarily consists of centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock—as well as other equity investments through Ally Ventures, our strategic investment business, and reclassifications and eliminations between the reportable operating segments. Financial results related to Ally Invest, our digital brokerage and advisory offering, Ally Lending, Ally Credit Card, the management of our consumer mortgage portfolio, and CRA loans and investments are also included within Corporate and Other. On January 20, 2025, we entered into a definitive agreement to divest our credit card business, Ally Credit Card. The transaction is expected to close during the second quarter of 2025, subject to the completion of customary closing conditions. We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 for additional information.
We utilize an FTP methodology for the majority of our business operations. The FTP methodology assigns charge rates and credit rates to classes of assets and liabilities on a match funded basis, utilizing a benchmark rate curve plus an assumed credit spread. The assumed credit spread is calculated based on a composite investment grade unsecured yield curve or based on advance rates published by the FHLB for any asset that is eligible to be pledged as collateral to the FHLB. While the baseline FTP components at Ally assume 100% debt funding, the methodology also incorporates a credit on the allocated capital for each business line based on the business line’s allocated cost of funding. For business lines not subject to an FTP funding allocation, the FTP methodology applies a capital charge to the amount of excess equity that the business line holds, relative to its regulatory capital and other adjustments. The net residual impact of the FTP methodology is included within the results of Corporate and Other.
The information presented in our reportable operating segments is based in part on internal allocations and methodologies, including a COH methodology, which involves management judgment. COH methodology is used for measuring the profit and loss of our reportable operating segments. We have various enterprise functions, such as technology, marketing, finance, compliance, internal audit, and risk. Operating expenses from the enterprise functions are either directly allocated to the reportable operating segment, indirectly allocated to the reportable operating segment utilizing the COH methodology, or remain in Corporate and Other. COH methodology considers the reportable operating segment expense base and enterprise function expenses. The reportable operating segment expense base is used to determine the allocation mix. This mix is applied to the allocable expenses in Corporate and Other to determine the COH for the respective reportable operating segment. Allocable enterprise function costs are primarily technology, marketing expenses, and marketing sponsorships. Generally, costs that remain within Corporate and Other that are not allocated to our reportable operating segments include operating costs of deposits, treasury activities, and other corporate activities.
Financial information for our reportable operating segments is summarized as follows.

Year ended December 31, 2024 ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
Net financing revenue and other interest income
Total financing revenue and other interest income	$10,473	$168	$1,006	$2,575	$14,222
Total interest expense	4,266	54	550	2,602	7,472
Net depreciation expense on operating lease assets	736	—	—	—	736
Net financing revenue and other interest income	5,471	114	456	(27)	6,014
Other revenue	363	1,507	123	174	2,167
Total net revenue	5,834	1,621	579	147	8,181
Provision for credit losses	1,905	—	8	253	2,166
Noninterest expense
Compensation and benefits expense	668	108	80	986	1,842
Insurance losses and loss adjustment expenses	—	544	—	—	544
Goodwill impairment (b)	—	—	—	118	118
Other operating expenses
Technology and communications expenses	129	19	5	285	438
Other (c)	1,316	782	52	87	2,237
Total other operating expenses	1,445	801	57	372	2,675
Total noninterest expense	2,113	1,453	137	1,476	5,179
Income (loss) from continuing operations before income tax expense	$1,816	$168	$434	$(1,582)	$836
Total assets	$113,057	$9,325	$9,704	$59,750	$191,836
(a)Net financing revenue and other interest income after the provision for credit losses totaled $3.8 billion for the year ended December 31, 2024.
(b)Impairment of goodwill related to Ally Credit Card for the year ended December 31, 2024. Refer to Note 13 for additional information.
(c)Primarily consists of insurance commissions, advertising and marketing, and property and equipment depreciation expenses. Refer to Note 7 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2023 ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
Net financing revenue and other interest income
Total financing revenue and other interest income	$9,721	$149	$980	$3,108	$13,958
Total interest expense	3,364	45	550	2,938	6,897
Net depreciation expense on operating lease assets	840	—	—	—	840
Net financing revenue and other interest income	5,517	104	430	170	6,221
Other revenue	321	1,428	104	160	2,013
Total net revenue	5,838	1,532	534	330	8,234
Provision for credit losses	1,618	—	52	298	1,968
Noninterest expense
Compensation and benefits expense	668	108	78	1,047	1,901
Insurance losses and loss adjustment expenses	—	422	—	—	422
Goodwill impairment (b)	—	—	—	149	149
Other operating expenses
Technology and communications expenses	126	18	5	287	436
Other (c)	1,212	768	45	230	2,255
Total other operating expenses	1,338	786	50	517	2,691
Total noninterest expense	2,006	1,316	128	1,713	5,163
Income (loss) from continuing operations before income tax expense	$2,214	$216	$354	$(1,681)	$1,103
Total assets	$115,301	$9,081	$11,212	$60,735	$196,329
(a)Net financing revenue and other interest income after the provision for credit losses totaled $4.3 billion for the year ended December 31, 2023.
(b)Impairment of goodwill related to Ally Lending for the year ended December 31, 2023. Refer to Note 13 for additional information.
(c)Primarily consists of insurance commissions expense, advertising and marketing expense, and lease and loan administration expense. Refer to Note 7 for additional information.

Year ended December 31, 2022 ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
Net financing revenue and other interest income
Total financing revenue and other interest income	$7,990	$126	$546	$1,959	$10,621
Total interest expense	1,838	42	206	771	2,857
Net depreciation expense on operating lease assets	914	—	—	—	914
Net financing revenue and other interest income	5,238	84	340	1,188	6,850
Other revenue	306	1,023	122	127	1,578
Total net revenue	5,544	1,107	462	1,315	8,428
Provision for credit losses	1,036	—	43	320	1,399
Noninterest expense
Compensation and benefits expense	629	101	75	1,095	1,900
Insurance losses and loss adjustment expenses	—	280	—	—	280
Other operating expenses
Technology and communications expenses	117	17	4	268	406
Other (b)	1,104	735	46	216	2,101
Total other operating expenses	1,221	752	50	484	2,507
Total noninterest expense	1,850	1,133	125	1,579	4,687
Income (loss) from continuing operations before income tax expense	$2,658	$(26)	$294	$(584)	$2,342
Total assets	$111,463	$8,659	$10,544	$61,160	$191,826
(a)Net financing revenue and other interest income after the provision for credit losses totaled $5.5 billion for the year ended December 31, 2022.
(b)Primarily consists of insurance commissions expense, advertising and marketing expense, and lease and loan administration expense. Refer to Note 7 for additional information.

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
Condensed Statement of Comprehensive Income (Loss)

Year ended December 31, ($ in millions)	2024	2023	2022
Net financing loss and other interest income (a)	$(884)	$(945)	$(1,000)
Dividends from bank subsidiaries	1,200	1,350	3,150
Dividends from nonbank subsidiaries	—	250	1
Total other revenue	134	169	103
Total net revenue	450	824	2,254
Provision for credit losses	8	(14)	(32)
Total noninterest expense	473	466	665
(Loss) income from continuing operations before income tax benefit and undistributed (loss) income of subsidiaries	(31)	372	1,621
Income tax benefit from continuing operations (b)	(327)	(408)	(253)
Net income from continuing operations	296	780	1,874
Loss from discontinued operations, net of tax	(1)	(2)	(1)
Equity in undistributed earnings of subsidiaries	373	179	(159)
Net income	668	957	1,714
Other comprehensive (loss) income, net of tax	(108)	243	(3,901)
Comprehensive income (loss)	$560	$1,200	$(2,187)
(a)Net financing loss and other interest income is primarily driven by interest expense on long-term debt.
(b)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and consolidated tax adjustments. The income tax benefit excludes tax effects on dividends from subsidiaries.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Condensed Balance Sheet

December 31, ($ in millions)	2024	2023
Assets
Cash and cash equivalents (a)	$4,579	$3,911
Equity securities	1	16
Finance receivables and loans, net of unearned income	810	1,478
Allowance for loan losses	10	22
Total finance receivables and loans, net	820	1,500
Investments in subsidiaries
Bank subsidiaries	13,777	13,629
Nonbank subsidiaries	5,335	4,503
Intercompany receivables from subsidiaries	251	263
Investment in operating leases, net	10	16
Other assets	1,774	1,536
Total assets	$26,547	$25,374
Liabilities and equity
Long-term debt (b)	$11,068	$10,427
Interest payable	134	98
Intercompany debt to subsidiaries	1,046	772
Intercompany payables to subsidiaries	39	41
Accrued expenses and other liabilities	357	333
Total liabilities	12,644	11,671
Total equity	13,903	13,703
Total liabilities and equity	$26,547	$25,374
(a)Includes $4.5 billion and $3.9 billion deposited by the Parent at Ally Bank as of December 31, 2024, and 2023, respectively. These funds are available to the Parent for liquidity purposes.
(b)Includes $2.0 billion of the outstanding principal balance of senior notes fully and unconditionally guaranteed by subsidiaries of the Parent as of both December 31, 2024, and 2023.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Condensed Statement of Cash Flows

Year ended December 31, ($ in millions)	2024	2023	2022
Operating activities
Net cash provided by operating activities	$511	$879	$1,733
Investing activities
Proceeds from sales of finance receivables and loans initially held-for-investment	6	1	64
Originations and repayments of finance receivables and loans held-for-investment and other, net	(89)	(37)	(7)
Net change in loans — intercompany	(51)	(290)	(65)
Proceeds from sales of equity securities	—	5	1
Capital contributions to subsidiaries	(4)	(8)	—
Returns of contributed capital	—	1	52
Net change in nonmarketable equity investments	—	(2)	8
Other, net	(27)	(10)	(27)
Net cash (used in) provided by investing activities	(165)	(340)	26
Financing activities
Proceeds from issuance of long-term debt	2,050	2,410	1,655
Repayments of long-term debt	(1,482)	(2,087)	(1,088)
Net change in debt — intercompany	274	227	(496)
Repurchase of common stock	(38)	(33)	(1,650)
Common stock dividends paid	(372)	(368)	(384)
Preferred stock dividends paid	(110)	(110)	(110)
Net cash provided by (used in) financing activities	322	39	(2,073)
Net increase (decrease) in cash and cash equivalents and restricted cash	668	578	(314)
Cash and cash equivalents and restricted cash at beginning of year	3,944	3,366	3,680
Cash and cash equivalents and restricted cash at end of year	$4,612	$3,944	$3,366
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Balance Sheet to the Condensed Statement of Cash Flows.

Year ended December 31, ($ in millions)	2024	2023
Cash and cash equivalents on the Condensed Balance Sheet	$4,579	$3,911
Restricted cash included in other assets on the Condensed Balance Sheet (a)	33	33
Total cash and cash equivalents and restricted cash in the Condensed Statement of Cash Flows	$4,612	$3,944
(a)Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 13 for additional details describing the nature of restricted cash balances.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
28.    Guarantees and Commitments
Guarantees
Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third-parties based on changes in the underlying agreements with the guaranteed parties. The following summarizes our outstanding guarantees, including those of our discontinued operations, made to third-parties on our Consolidated Balance Sheet, for the periods shown.

	2024		2023
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Standby letters of credit and other guarantees	$267	$—	$259	$—
Our Corporate Finance operations has exposure to standby letters of credit that represent irrevocable guarantees of payment of specified financial obligations. Third-party beneficiaries primarily accept standby letters of credit as insurance in the event of nonperformance by our borrowers. Our borrowers may request letters of credit under their revolving loan facility up to a certain sub-limit amount. We may also require collateral to be posted by our borrowers. We received $15 million of cash collateral related to these letters of credit at December 31, 2024. Expiration dates on letters of credit range from certain ongoing commitments that will expire during the upcoming year to terms of several years for certain letters of credit. If the beneficiary draws under a letter of credit, we will be liable to the beneficiary for payment of the amount drawn under such letter of credit, with our recourse being a charge to the borrower’s loan facility or transfer of ownership to us of the related collateral. As many of these commitments are subject to borrowing base agreements and other restrictive covenants or may expire without being fully drawn, the stated amounts of the letters of credit are not necessarily indicative of future cash requirements.
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
Commitments
Financing Commitments
The contractual commitments were as follows.

December 31, ($ in millions)	2024	2023
Unused revolving credit line commitments and other (a) (b)	$10,027	$10,658
Commitments to provide capital to investees (c)	1,227	1,191
Construction-lending commitments (d)	166	168
Home equity lines of credit (e)	116	134
Mortgage loan origination commitments (f)	—	29
(a)The unused portion of revolving lines of credit reset at prevailing market rates and, approximate fair value.
(b)The amount for December 31, 2023, includes $68 million of financing commitments related to Ally Lending, which was classified as operations held-for-sale. We closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 for additional information.
(c)We are committed to contribute capital to certain investees.
(d)We are committed to fund the remaining unused balance while loans are in the construction period.
(e)We are committed to fund the remaining unused balances on home equity lines of credit.
(f)Commitments with mortgage loan applicants in which the loan terms, including interest rate and price, are guaranteed for a designated period of time subject to the completion of underwriting procedures. During 2024, we shifted to prioritize held-for-sale loan originations in our mortgage operations.
Revolving credit line commitments contain an element of credit risk. We manage the credit risk for unused revolving credit line commitments by applying the same credit policies in making commitments as we do for extending loans.
The information presented above excludes the unused portion of commitments that are unconditionally cancelable by us. We had $16.5 billion and $18.7 billion of unfunded commitments related to unconditionally cancelable arrangements at December 31, 2024, and 2023, respectively, which primarily consisted of wholesale floorplan financing and consumer credit card lines.
Lease Commitments
For details about our future minimum payments under operating leases with noncancelable lease terms, refer to Note 10.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Contractual Commitments
We have entered into multiple agreements for sponsorship, information technology, voice and communication technology, and related maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions. The following table presents our total future payment obligations expiring after December 31, 2024.

Year ended December 31, ($ in millions)
2025	$255
2026	198
2027	91
2028	42
2029	3
Total future payment obligations	$589
29.    Contingencies and Other Risks
Concentration with GM and Stellantis
While we continue to diversify our automotive finance and insurance businesses, GM and Stellantis dealers and their retail customers continue to constitute a significant portion of our customer base. GM, Stellantis, and their captive finance companies compete vigorously with us and could take further actions that negatively impact the amount of business that we do with GM and Stellantis dealers and their customers.
A significant adverse change in GM’s or Stellantis’ business — including, for example, in the production or sale of GM or Stellantis vehicles, the quality or resale value of GM or Stellantis vehicles, GM’s or Stellantis’ relationships with its key suppliers, or the rate or volume of recalls of GM or Stellantis vehicles — could negatively impact our GM and Stellantis dealer and retail customer bases and the value of collateral securing our extensions of credit to them. Any future reductions in GM and Stellantis business that we are not able to offset could adversely affect our business and financial results.
Legal Matters and Other Contingencies
As a financial-services company, we are regularly involved in pending or threatened legal proceedings and other matters and are or may be subject to potential liability in connection with them. These legal matters may be formal or informal and include litigation and arbitration with one or more identified claimants, certified or purported class actions with yet-to-be-identified claimants, and regulatory or other governmental information-gathering requests, examinations, investigations, and enforcement proceedings. Our legal matters exist in varying stages of adjudication, arbitration, negotiation, or investigation and span our business lines and operations. Claims may be based in law or equity — such as those arising under contracts or in tort and those involving banking, consumer-protection, securities, tax, employment, and other laws — and some can present novel legal theories and allege substantial or indeterminate damages.
Ally and its subsidiaries, including Ally Bank, also are or may be subject to potential liability under other contingent exposures, including indemnification, domestic and foreign taxes, self-insurance, and other miscellaneous contingencies.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
30.    Selected Quarterly Financial Data (unaudited)
During the fourth quarter of 2024, we elected to change our method of accounting for ITCs from the flow-through method to the deferral method using the retrospective approach, refer to Note 1 for additional information. Accordingly, the financial statements for all quarters during the year ended December 31, 2023, and the first, second and third quarters of 2024 have been retrospectively adjusted from what was previously reported in our Quarterly Reports on Form 10-Q. The change did not have an impact to the Consolidated Financial Statements for any quarter during the year ended December 31, 2022.
The following tables summarize the effects of the change in accounting method for select quarterly financial data.

	December 31, 2024 (a)	September 30, 2024		June 30, 2024		March 31, 2024
Three months ended ($ in millions, except per share data)	As Reported	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted
Consolidated Statement of Income
Net depreciation expense on operating lease assets	$220	$201	$169	$177	$155	$204	$192
Income tax (benefit) expense from continuing operations	—	(124)	67	(37)	60	14	40
Net income	108	357	198	294	219	157	143
Basic earnings per common share (b)
Net income	$0.26	$1.07	$0.55	$0.87	$0.63	$0.42	$0.38
Diluted earnings per common share (b)
Net income	$0.26	$1.06	$0.55	$0.86	$0.62	$0.42	$0.37
Consolidated Statement of Comprehensive Income (Loss)
Comprehensive (loss) income	$(423)	$973	$814	$274	$199	$(16)	$(30)
(a)During the fourth quarter of 2024, we elected to change our method of accounting for ITCs from the flow-through method to the deferral method, therefore no adjustments are necessary for the three months ended December 31, 2024.
(b)Earnings per share is calculated based on unrounded numbers.

	December 31, 2023		September 30, 2023		June 30, 2023		March 31, 2023
Three months ended ($ in millions, except per share data)	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted
Consolidated Statement of Income
Net depreciation expense on operating lease assets	$222	$213	$212	$206	$200	$196	$226	$225
Income tax (benefit) expense from continuing operations	(13)	10	(68)	(51)	74	96	68	89
Net income	76	62	296	285	329	311	319	299
Basic earnings per common share (a)
Net income	$0.16	$0.11	$0.88	$0.85	$0.99	$0.93	$0.96	$0.90
Diluted earnings per common share (a)
Net income	$0.16	$0.11	$0.88	$0.84	$0.99	$0.93	$0.96	$0.89
Consolidated Statement of Comprehensive Income (Loss)
Comprehensive income (loss)	$1,025	$1,011	$(606)	$(617)	$242	$224	$602	$582
(a)Earnings per share is calculated based on unrounded numbers.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	December 31, 2024 (a)	September 30, 2024		June 30, 2024		March 31, 2024
($ in millions)	As Reported	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted
Consolidated Balance Sheet
Investment in operating leases, net	$7,991	$8,318	$7,967	$8,374	$8,126	$8,731	$8,582
Other assets	10,660	9,907	9,947	9,853	9,949	9,348	9,420
Retained earnings	$270	$595	$284	$360	$208	$188	$111
(a)During the fourth quarter of 2024, we elected to change our method of accounting for ITCs from the flow-through method to the deferral method, therefore no adjustments are necessary for December 31, 2024.

	December 31, 2023		September 30, 2023		June 30, 2023		March 31, 2023
($ in millions)	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted
Consolidated Balance Sheet
Investment in operating leases, net	$9,171	$9,085	$9,569	$9,509	$9,930	$9,890	$10,236	$10,218
Other assets	9,395	9,418	9,601	9,612	9,153	9,155	9,144	9,142
Retained earnings (accumulated deficit)	$154	$91	$197	$148	$23	$(15)	$(185)	$(205)

	Year ended December 31, (a)	Nine months ended September 30,		Six months ended June 30,		Three months ended March 31,
($ in millions)	As Reported	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted
Consolidated Statement of Cash Flows
2024
Operating activities
Net income	$668	$808	$560	$451	$362	$157	$143
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,199	930	864	616	582	322	310
Net change in
Deferred income taxes	(436)	(201)	(218)	(44)	(117)	(1)	(50)
Net cash provided by operating activities	4,528	3,908	3,577	2,916	2,720	1,341	1,266
Investing Activities
Disposals of operating lease assets	3,808	2,782	3,113	1,968	2,164	889	964
Net cash provided by investing activities	$4,991	$3,454	$3,785	$2,394	$2,590	$3,501	$3,576
(a)During the fourth quarter of 2024, we elected to change our method of accounting for ITCs from the flow-through method to the deferral method, therefore no adjustments are necessary for the year ended December 31, 2024.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Year ended December 31,		Nine months ended September 30,		Six months ended June 30,		Three months ended March 31,
($ in millions)	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted
Consolidated Statement of Cash Flows
2023
Operating activities
Net income	$1,020	$957	$944	$895	$648	$610	$319	$299
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,247	1,227	923	912	613	608	317	316
Net change in
Deferred income taxes	(58)	(81)	(62)	(73)	53	51	24	26
Net cash provided by operating activities	4,663	4,557	4,680	4,609	3,020	2,975	1,432	1,413
Investing Activities
Disposals of operating lease assets	3,122	3,228	2,384	2,455	1,580	1,625	706	725
Net cash used in investing activities	$(7,288)	$(7,182)	$(4,215)	$(4,144)	$(2,480)	$(2,435)	$(382)	$(363)
31.    Subsequent Events
Declaration of Common Dividend
On January 16, 2025, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend was paid on February 14, 2025, to shareholders of record at the close of business on January 31, 2025.
Divestiture of Ally Credit Card
On January 20, 2025, we formally approved our commitment to divest our credit card business, Ally Credit Card, and entered into a definitive agreement with CardWorks, Inc. The transaction is expected to close during the second quarter of 2025, subject to the completion of customary closing conditions.
Ceasing Mortgage Originations
In January 2025, we announced that we will no longer accept mortgage applications after January 31, 2025. Consumer mortgage originations will cease during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2024, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
(a) None.
(b) Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, none of our directors or executive officers, as defined in Rule 16a-1 under the Exchange Act, adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
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

Part III
Ally Financial Inc. • Form 10-K

Item 10.    Directors, Executive Officers, and Corporate Governance
Executive Officers and Other Significant Employees
David J. DeBrunner — Vice President, Controller, and Chief Accounting Officer of Ally since September 2007. In this role, Mr. DeBrunner, 58, is responsible for all accounting, tax, financial reporting, financial controls, and strategic sourcing and supply chain. Prior to joining Ally, Mr. DeBrunner spent 15 years at Fifth Third Bancorp, where he most recently held the title of senior vice president, chief accounting officer, and controller. His responsibilities included accounting, financial controls and systems, financial reporting, and finance shared services. Prior to serving as the chief accounting officer, he served as the chief financial officer of their commercial division and held various finance and operational leadership positions throughout the company beginning in 1992. Prior to joining Fifth Third, he worked in audit services for Deloitte in their Chicago and Cincinnati offices. Mr. DeBrunner earned a bachelor’s degree in accounting from the Kelley School of Business at Indiana University. He is a member of the American Institute of Certified Public Accountants and the Ohio Society of Public Accountants. He is a board member and past Chairman of the Board of Directors for Boldli (formerly known as the Detroit Institute for Children), The Helm at Boll Life Center, and the Ally Charitable Foundation.
Russell E. Hutchinson — Chief Financial Officer of Ally since July 2023. In this role, he is responsible for oversight of Ally’s finance, accounting, capital markets, treasury, investor relations, supply chain, and modeling and analytics functions. Prior to joining Ally, Mr. Hutchinson, 50, served as chief operating officer for global mergers and acquisitions at Goldman Sachs Group Inc. from January through April of 2023 after holding the position of chief strategy officer from 2021 to 2022, where he oversaw mergers and acquisitions (M&A), strategy and innovation. Earlier, he spent two decades working in Goldman’s Investment Banking Division, advising clients in the financial services sector, including Ally. Mr. Hutchinson began his career as an associate consultant at the Boston Consulting Group in its Toronto office. He is a member of the Board of Trustees of The Studio Museum in Harlem and is also a member of the Council on Chicago Booth, which advises leadership at the University of Chicago Booth School of Business. In addition, Mr. Hutchinson serves on the Board of Directors of Charlotte Center City Partners. Mr. Hutchinson was a Canada Scholar and earned a Bachelor of Science in Engineering Physics from Queen's University in Canada and an MBA from the University of Chicago Booth School of Business.
Hope D. Mehlman — Chief Legal and Corporate Affairs Officer of Ally since December 2024. In this role, Ms. Mehlman, 59, oversees all legal, compliance, government relations, environmental sustainability, and community reinvestment matters. Prior to joining Ally, Ms. Mehlman served as Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary at Discover Financial Services. She joined Discover in January 2023 as Executive Vice President, Chief Legal Officer and General Counsel, and became Corporate Secretary in February 2023. Prior to joining Discover, Ms. Mehlman was Executive Vice President, General Counsel and Corporate Secretary of Bank of the West and Corporate Secretary of BNP Paribas USA, Inc., positions she held from 2020 to January 2023. From 2006 to 2020, she held multiple leadership roles at Regions Financial Corp. where she last served as Executive Vice President, Deputy Counsel General, Chief Governance Officer and Corporate Secretary. Ms. Mehlman serves as a member of the oversight committee of the Best Practices Principles Group for Shareholder Voting Research Providers and is the chair of its nominating and governance committee. She also serves on the Board of Directors of the Society for Corporate Governance and is the chair of its Policy Advisory Committee. In addition, Ms. Mehlman serves on the Board of the New York University Law’s Institute for Corporate Governance & Finance. She holds a bachelor’s degree in near eastern studies from Cornell University, a Juris Doctor from Seton Hall University Law School and a Master of Laws in taxation from New York University School of Law.
Kathleen L. Patterson — Chief Human Resources and Corporate Citizenship Officer of Ally since August 2016. In this role, Ms. Patterson, 51, oversees human capital, talent management, employee relations, total rewards, employee experience, and cultural efforts, ensuring they support Ally’s overall strategic objectives and drive Ally’s efforts to be a leading employer of choice. She also oversees the company’s corporate workplace team as well as Ally’s corporate citizenship and community relations efforts. Ms. Patterson also serves as the chair of the Ally Charitable Foundation. Prior to her current role, Ms. Patterson served as the Senior Vice President of human resources for Ally’s Automotive Finance and Insurance lines of business. She joined Ally in 2007 to lead change management as the company underwent a major functional reorganization in the wake of its spin-off as an independent financial services company. Prior to joining Ally, Ms. Patterson was the managing Director of Human Resources at DTE Energy, a Detroit-based diversified energy company. There, she managed the company’s talent acquisition and development and consulting efforts including organizational and leadership development, employee engagement strategies, and diversity management. She also led DTE’s efforts to grow young talent through a partnership with local schools, developing an age-appropriate, hands-on curriculum that developed energy-related trade skills. Ms. Patterson earned a Bachelor of Arts degree from the University of Michigan and a Master of Arts degree from the University of Detroit Mercy in industrial and organizational psychology. Ms. Patterson is active in several organizations aimed at helping the city’s renaissance with a particular focus on mentorship and coaching young people in Metro Detroit. She is the immediate past chair of Big Brothers Big Sisters of Southeast Michigan. She is also on the Detroit Advisory Board for CareerSpring and an active member of Impact100 Metro Detroit.
Michael G. Rhodes — Chief Executive Officer of Ally since April 2024. Mr. Rhodes, 59, has more than 30 years of experience in the financial services industry. He most recently served as the Chief Executive Officer and President of Discover Financial Services and President of Discover Bank, as well as a member of the Board of Directors of Discover Financial Services and Discover Bank. Mr. Rhodes joined TD Bank Group in 2011 and held several leadership roles. From 2017 to 2021 he served as TD Bank's Group Head for Innovation, Technology and Shared Services and from 2022 to 2023 led its Canadian Personal Banking business. Mr. Rhodes’ experience also includes leadership roles at both Bank of America and MBNA America Bank. Mr. Rhodes earned his Master of Business Administration from the Wharton School of Business at the University of Pennsylvania and holds a Bachelor of Science in engineering from Duke University.

Ally Financial Inc. • Form 10-K
Stephanie N. Richard — Chief Risk Officer of Ally since November 2024. In this role, Ms. Richard, 52, is responsible for overseeing the identification, assessment and management of risks across the organization and ensuring Ally’s risk strategy supports business goals and objectives. She works closely with senior leadership to develop policies and frameworks to safeguard the company’s financial stability and reputation. Since joining Ally in 1997, Ms. Richard has had a long and respected reputation with key stakeholders and helped design the company’s initial risk appetite framework and stress testing process. She has served in numerous roles with increasing levels of responsibility across finance, treasury, and risk management. Since Ally became a BHC in 2008, she played an integral part in many of the company’s transformation initiatives. Prior to her current role, Ms. Richard served as Ally’s Chief Audit Executive since 2017, where she led the internal audit function and had administrative oversight for the company’s loan review function. During that time, she established a strategic focus on the transformation of the internal audit function, with efforts on cultivating innovation and expanding the use of technology and data analytics. Ms. Richard serves as a board member for Dress for Success’s Charlotte chapter and as treasurer for Project Scientist, a leading STEAM education nonprofit organization. Additionally, she is a member of Women Executives of Charlotte and previously served as president of Women Executives for Community Service, a non-profit organization whose mission is to provide financial, mentoring, and other support to women who are pursuing a degree at local universities through the Women Initiating and Nurturing Growth through Scholarships program. In 2022, Ms. Richard was an honoree for Charlotte Business Journal’s Women in Business Achievement Awards. She holds a bachelor’s degree in accounting from Michigan State University and an MBA from Wayne State University.
Douglas R. Timmerman — President of Dealer Financial Services of Ally since August 2021. In this role, Mr. Timmerman, 62, was responsible for deepening Ally’s relationships with approximately 21,400 dealer customers and further optimizing the full spectrum of automotive finance and insurance services for dealer and consumer customers. Previously, he was president of Automotive Finance from 2018 to 2021, and served as president of Ally’s Insurance business from 2014 to 2018. Mr. Timmerman’s thirty-plus years at Ally, spanning leadership positions across the automotive finance and insurance business, make his understanding of this dynamic industry unparalleled. Prior to leading the insurance business, Mr. Timmerman was Vice President of Automotive Finance for the southeast region in Atlanta. In that capacity, he was responsible for sales, risk management, and portfolio management for more than 4,000 dealer relationships across 11 states. Since joining Ally in 1986, he has held a variety of leadership roles in different areas including commercial lending, consumer lending, collections, sales, and marketing. His experience also includes a broad geographical reach, holding assignments that have touched nearly every state. The Nebraska native began his career with Ally shortly after earning his master’s degree in business administration from the University of Nebraska. He also holds a bachelor’s degree from the University of Nebraska. Mr. Timmerman supports several organizations and research efforts associated with finding a cure for Type 1 diabetes. He is an active volunteer and supporter of Children’s Hospital of Atlanta and the Juvenile Diabetes Research Foundation.
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers, employees, and the Company. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. A copy of the Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.
Additional Information
Additional information in response to this Item 10 can be found in the Company’s 2025 Proxy Statement under “Proposal 1 — Election of Directors,” “Board Governance Practices,” and “Other Governance Policies and Practices.” That information is incorporated into this item by reference.

Ally Financial Inc. • Form 10-K
Item 11.    Executive Compensation
Items in response to this Item 11 can be found in the Company’s 2025 Proxy Statement under “Director Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables.” That information is incorporated into this item by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2024.

Plan category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (1)) (b) (in thousands)
Equity compensation plans approved by security holders	9,723	—	21,962
Total	9,723	—	21,962
(a)Includes restricted stock units outstanding under the ICP and deferred stock units outstanding under the Non-Employee Directors Equity Compensation Plan.
(b)Includes 18,607,124 securities available for issuance under the plans identified in (a) above and 3,354,530 securities available for issuance under Ally’s Employee Stock Purchase Plan.
Additional items required by this Item 12 can be found in the Company’s 2025 Proxy Statement under “Security Ownership of Certain Beneficial Owners,” and “Executive Compensation.” That information is incorporated into this item by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Items in response to this Item 13 can be found in the Company’s 2025 Proxy Statement under “Proposal 1 - Election of Directors,” and “Other Governance Policies and Practices.” That information is incorporated into this item by reference.
Item 14.    Principal Accountant Fees and Services
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) for services performed can be found in the Company’s 2025 Proxy Statement under “Audit Committee Report.” That information is incorporated into this item by reference.

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

Exhibit	Description	Method of Filing
3.1	Form of Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of March 14, 2014, (File No. 1-3754), incorporated herein by reference.
3.2	Ally Financial Inc. Amended and Restated Bylaws	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of December 9, 2022, (File No. 1-3754), incorporated herein by reference.
3.3	Certificate of Designation of 4.7% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 22, 2021 (File No. 1-3754), incorporated herein by reference.
3.4	Certificate of Designation of 4.7% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 25, 2021 (File No. 1-3754), incorporated herein by reference.
4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115, incorporated herein by reference.
4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653, incorporated herein by reference.
4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236, incorporated herein by reference.
4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183, incorporated herein by reference.
4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705, incorporated herein by reference.
4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463, incorporated herein by reference.
4.1.6	Form of Sixth Supplemental Indenture dated as of June 9, 2022, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of June 9, 2022 (File No. 1-3754), incorporated herein by reference.
4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023, incorporated herein by reference.
4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207, incorporated herein by reference.
4.2.2	Form of Second Supplemental Indenture dated as of June 30, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company’s Registration Statement No. 333-136021, incorporated herein by reference.
4.2.3	Form of Third Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.3 to the Company’s Registration Statement No. 333-183535, incorporated herein by reference.
4.2.4	Form of Fourth Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.4 to the Company’s Registration Statement No. 333-183535, incorporated herein by reference.
4.3	Indenture, dated as of December 31, 2008, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.
4.4	Form of Guarantee Agreement related to Ally Financial Inc. Senior Unsecured Guaranteed Notes	Filed as Exhibit 4.10 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
4.5	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.8 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.6	Form of Floating Rate Senior Unsecured Note	Filed as Exhibit 4.9 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.7	Indenture, dated as of November 20, 2015, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 20, 2015, (File No. 1-3754), incorporated herein by reference.
4.8	Form of Subordinated Note	Included in Exhibit 4.13.
4.9	Description of Securities	Filed as Exhibit 4.15 to the Company’s Annual Report for the period ended December 31, 2019, on Form 10-K (File No. 1-3754), incorporated herein by reference.
4.10	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of April 8, 2020, (File No. 1-3754), incorporated herein by reference.
4.11	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of June 3, 2020 (File No. 1-3754), incorporated herein by reference.
4.12	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of September 18, 2020, (File No. 1-3754), incorporated herein by reference.
10	Ally Financial Inc. Incentive Compensation Plan	Filed as Exhibit 10 to the Company’s Annual Report for the period ended December 31, 2022, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.1	Ally Financial Inc. Annual Incentive Plan	Filed herewith.
10.2	Ally Financial Inc. Employee Stock Purchase Plan	Filed as Exhibit 10.4 to the Company’s Annual Report for the period ended December 31, 2021, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.3	Ally Financial Inc. Non-Employee Directors Equity Compensation Plan	Filed as Exhibit 10.3 to the Company’s Annual Report for the period ended December 31, 2022, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.4	Ally Financial Inc. Severance Plan, Plan Document and Summary Plan Description	Filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended March 31, 2024, on Form 10-Q (File No. 1-3754) incorporated herein by reference.
10.5	Ally Financial Inc. Non-Employee Directors Deferred Compensation Plan	Filed as Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2021, (File No. 1-3754), incorporated herein by reference.
10.6	Form of Award Agreement related to the issuance of Performance Stock Units	Filed as Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2023, (File No. 1-3754), incorporated herein by reference.
10.7	Form of Award Agreement related to the issuance of Restricted Stock Units	Filed as Exhibit 10.7 to the Company’s Annual Report for the period ended December 31, 2023, (File No. 1-3754), incorporated herein by reference.
10.8	Form of Award Agreement related to the issuance of Key Contributor Stock Units	Filed as Exhibit 10.8 to the Company’s Annual Report for the period ended December 31, 2023, (File No. 1-3754), incorporated herein by reference.
10.9	Executive Transition Agreement	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 28, 2023 (File No. 1-3754), incorporated by reference herein.
18	Preferability letter from Deloitte & Touche LLP regarding change in accounting principle	Filed herewith.
19	Ally Financial Inc. Insider Trading Policy	Filed herewith.
21	Ally Financial Inc. Subsidiaries as of December 31, 2024	Filed herewith.
22.1	Subsidiary Guarantors	Filed as Exhibit 22 to the Company’s Quarterly Report for the period ended March 31, 2020, on Form 10-Q (File No. 1-3754), incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
97	Policy Relating to the Recovery of Erroneously Awarded Compensation	Filed herewith.
101	The following information from our 2024 Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income (Loss), (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.	Filed herewith.
104	The cover page of our 2024 Annual Report on Form 10-K, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.
Item 16.    Form 10-K Summary
None.

Ally Financial Inc. • Form 10-K
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of February, 2025.

Ally Financial Inc.
(Registrant)

/S/ MICHAEL G. RHODES
Michael G. Rhodes
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 19th day of February, 2025.

/S/ MICHAEL G. RHODES	/S/ RUSSELL E. HUTCHINSON
Michael G. Rhodes	Russell E. Hutchinson
Chief Executive Officer	Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner
Vice President, Controller, and Chief Accounting Officer

Ally Financial Inc. • Form 10-K

/S/ FRANKLIN W. HOBBS
Franklin W. Hobbs Ally Chairman

/S/ KENNETH J. BACON
Kenneth J. Bacon Director

/S/ WILLIAM H. CARY
William H. Cary Director

/S/ MAYREE C. CLARK
Mayree C. Clark Director

/S/ KIM S. FENNEBRESQUE
Kim S. Fennebresque Director

/S/ THOMAS P. GIBBONS
Thomas P. Gibbons Director

/S/ MARJORIE MAGNER
Marjorie Magner Director

/S/ DAVID REILLY
David Reilly Director

/S/ MICHAEL G. RHODES
Michael G. Rhodes Chief Executive Officer and Director

/S/ BRIAN H. SHARPLES
Brian H. Sharples Director