Form 10-Q
period 2025-03-31
Ally Financial Inc.
filed 2025-05-05
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025, or

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
Yes ☐                    No ☑
At May 1, 2025, the number of shares outstanding of the Registrant’s common stock was 307,174,699 shares.

Index
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q
Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel Committee	Basel Committee on Banking Supervision
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956, as amended
Board	Ally Board of Directors
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
CEO	Chief Executive Officer
CIDI	Covered insured depository institution
CODM	Chief Operating Decision Maker
COH	Corporate overhead
CRA	Community Reinvestment Act of 1977, as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
DBRS	Morningstar DBRS
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DVA	Debit valuation adjustment
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act, as amended
ERMC	Enterprise Risk Management Committee
ERM	Enterprise Risk Management
ETF	Exchange-traded fund
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDI Act	Federal Deposit Insurance Act, as amended
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991, as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999, as amended
GM	General Motors Company
HTC	Historic tax credit
IB Finance	IB Finance Holding Company, LLC
ICE	Traditional internal combustion engine

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
IRA	Individual retirement account
ITC	Investment tax credit
LCR	Liquidity coverage ratio
LGD	Loss given default
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NMTC	New market tax credit
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OEM	Automotive original equipment manufacturer
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
S&P	Standard & Poor’s Global
SEC	U.S. Securities and Exchange Commission
Signature	Signature Bank
SPE	Special-purpose entity
Stellantis	Stellantis N.V.
SVB	Silicon Valley Bank
Tailoring Rules	The rules implementing Title IV of the EGRRCP Act
TLAC	Total loss-absorbing capacity
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions)	2025	2024
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$2,709	$2,827
Interest on loans held-for-sale	5	36
Interest and dividends on investment securities and other earning assets	230	266
Interest on cash and cash equivalents	98	97
Operating leases	351	356
Total financing revenue and other interest income	3,393	3,582
Interest expense
Interest on deposits	1,403	1,651
Interest on short-term borrowings	1	23
Interest on long-term debt	271	248
Total interest expense	1,675	1,922
Net depreciation expense on operating lease assets	240	192
Net financing revenue and other interest income	1,478	1,468
Other revenue
Insurance premiums and service revenue earned	364	345
Gain on mortgage and automotive loans, net	1	6
Other (loss) gain on investments, net	(499)	29
Other income, net of losses	197	150
Total other revenue	63	530
Total net revenue	1,541	1,998
Provision for credit losses	191	507
Noninterest expense
Compensation and benefits expense	505	519
Insurance losses and loss adjustment expenses	161	112
Goodwill impairment	305	—
Other operating expenses	663	677
Total noninterest expense	1,634	1,308
(Loss) income from continuing operations before income tax (benefit) expense	(284)	183
Income tax (benefit) expense from continuing operations	(59)	40
Net (loss) income from continuing operations	(225)	143
Net (loss) income	$(225)	$143
Other comprehensive income (loss), net of tax	662	(173)
Comprehensive income (loss)	$437	$(30)
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions, except per share data; shares in thousands) (a)	2025	2024
Net (loss) income from continuing operations attributable to common shareholders	$(253)	$115
Net (loss) income attributable to common shareholders	$(253)	$115
Basic weighted-average common shares outstanding (b)	309,006	306,003
Diluted weighted-average common shares outstanding (b) (c)	309,006	308,421
Basic earnings per common share
Net (loss) income from continuing operations	$(0.82)	$0.38
Net (loss) income	$(0.82)	$0.38
Diluted earnings per common share
Net (loss) income from continuing operations	$(0.82)	$0.37
Net (loss) income	$(0.82)	$0.37
Cash dividends declared per common share	$0.30	$0.30
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.
(c)Due to the antidilutive effect of the net loss from continuing operations for the three months ended March 31, 2025, basic weighted-average common shares outstanding was used to calculate basic and diluted earnings per share. During the three months ended March 31, 2025, there were 2.7 million in share-based awards excluded because their inclusion would have been antidilutive.
Refer to Note 17 for additional earnings per share information. The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents
Noninterest-bearing	$543	$522
Interest-bearing	9,866	9,770
Total cash and cash equivalents	10,409	10,292
Equity securities	942	871
Available-for-sale securities (amortized cost of $25,772 and $26,810)	22,346	22,410
Held-to-maturity securities (fair value of $4,670 and $4,293)	4,668	4,346
Loans held-for-sale, net	209	160
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	133,485	136,030
Allowance for loan losses	(3,398)	(3,714)
Total finance receivables and loans, net	130,087	132,316
Investment in operating leases, net	7,879	7,991
Premiums receivable and other insurance assets	2,806	2,790
Other assets	11,545	10,660
Assets of operations held-for-sale	2,440	—
Total assets	$193,331	$191,836
Liabilities
Deposit liabilities
Noninterest-bearing	$133	$131
Interest-bearing	151,295	151,443
Total deposit liabilities	151,428	151,574
Short-term borrowings	3,339	1,625
Long-term debt	16,465	17,495
Interest payable	954	890
Unearned insurance premiums and service revenue	3,563	3,535
Accrued expenses and other liabilities	3,315	2,814
Liabilities of operations held-for-sale	35	—
Total liabilities	179,099	177,933
Contingencies (refer to Note 24)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 518,419,336 and 515,777,584; and outstanding 307,152,469 and 305,387,550)	22,191	22,142
Preferred stock	2,324	2,324
(Accumulated deficit) retained earnings	(78)	270
Accumulated other comprehensive loss	(3,262)	(3,924)
Treasury stock, at cost (211,266,867 and 210,390,034 shares)	(6,943)	(6,909)
Total equity	14,232	13,903
Total liabilities and equity	$193,331	$191,836
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

($ in millions)	March 31, 2025	December 31, 2024
Assets
Finance receivables and loans, net
Consumer automotive	$3,827	$4,505
Allowance for loan losses	(144)	(172)
Total finance receivables and loans, net	3,683	4,333
Other assets	311	333
Total assets	$3,994	$4,666
Liabilities
Long-term debt	$1,360	$1,561
Accrued expenses and other liabilities	3	4
Total liabilities	$1,363	$1,565
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at December 31, 2023	$21,975	$2,324	$91	$(3,816)	$(6,871)	$13,703
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2023-02			(2)			(2)
Balance at January 1, 2024	$21,975	$2,324	$89	$(3,816)	$(6,871)	$13,701
Net income			143			143
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(12)			(12)
Share-based compensation	59					59
Other comprehensive loss				(173)		(173)
Common stock repurchases					(29)	(29)
Common stock dividends ($0.30 per share)			(93)			(93)
Balance at March 31, 2024	$22,034	$2,324	$111	$(3,989)	$(6,900)	$13,580
Balance at January 1, 2025	$22,142	$2,324	$270	$(3,924)	$(6,909)	$13,903
Net loss			(225)			(225)
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(12)			(12)
Share-based compensation	49					49
Other comprehensive income				662		662
Common stock repurchases					(34)	(34)
Common stock dividends ($0.30 per share)			(95)			(95)
Balance at March 31, 2025	$22,191	$2,324	$(78)	$(3,262)	$(6,943)	$14,232
(a)Refer to the section titled Recently Adopted Accounting Standards in Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for additional information.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2025	2024
Operating activities
Net (loss) income	$(225)	$143
Reconciliation of net (loss) income to net cash provided by operating activities
Depreciation and amortization	361	310
Goodwill impairment	305	—
Provision for credit losses	191	507
Gain on mortgage and automotive loans, net	(1)	(6)
Other loss (gain) on investments, net	499	(29)
Originations and purchases of loans held-for-sale	(490)	(698)
Proceeds from sales and repayments of loans held-for-sale	543	645
Net change in
Deferred income taxes	(178)	(50)
Interest payable	64	260
Other assets	(128)	142
Other liabilities	(137)	(38)
Other, net	136	80
Net cash provided by operating activities	940	1,266
Investing activities
Purchases of equity securities	(196)	(186)
Proceeds from sales of equity securities	122	259
Purchases of available-for-sale securities	(3,649)	(148)
Proceeds from sales of available-for-sale securities	2,669	46
Proceeds from repayments of available-for-sale securities	440	392
Purchases of held-to-maturity securities	(248)	—
Proceeds from repayments of held-to-maturity securities	109	100
Purchases of finance receivables and loans held-for-investment	(843)	(1,056)
Proceeds from sales of finance receivables and loans initially held-for-investment	5	1,060
Originations and repayments of finance receivables and loans initially held-for-investment and other, net	537	899
Purchases of operating lease assets	(819)	(709)
Disposals of operating lease assets	681	964
Proceeds from sale of a business unit or operation, net	—	1,949
Net change in nonmarketable equity investments	2	141
Other, net	(151)	(135)
Net cash (used in) provided by investing activities	(1,341)	3,576

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2025	2024
Financing activities
Net change in short-term borrowings	1,714	(3,297)
Net (decrease) increase in deposits	(64)	389
Proceeds from issuance of long-term debt	24	123
Repayments of long-term debt	(1,074)	(699)
Repurchases of common stock	(34)	(29)
Common stock dividends paid	(100)	(97)
Preferred stock dividends paid	(28)	(28)
Net cash provided by (used in) financing activities	438	(3,638)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	—	(3)
Net increase in cash and cash equivalents and restricted cash	37	1,201
Cash and cash equivalents and restricted cash at beginning of year	11,380	7,439
Cash and cash equivalents and restricted cash at March 31,	$11,417	$8,640
Supplemental disclosures
Cash paid for
Interest	$1,587	$1,641
Income taxes	13	7
Noncash items
Held-to-maturity securities received in consideration for loans sold	—	56
Loans held-for-sale transferred to finance receivables and loans held-for-investment	—	1
Finance receivables and loans held-for-investment transferred to loans held-for-sale	2,321	1,153
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

March 31, ($ in millions)	2025	2024
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$10,409	$8,153
Restricted cash and cash equivalents and restricted cash held for securitization trusts included in other assets on the Condensed Consolidated Balance Sheet (a)	1,008	487
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$11,417	$8,640
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
The Condensed Consolidated Financial Statements at March 31, 2025, and for the three months ended March 31, 2025, and 2024, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. Certain reclassifications have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation. Refer to the section titled Change in Accounting Principle within Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for further details on our method of accounting for ITCs, and Note 26 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for further details on our change in allocation of costs to reportable segments and change in reportable segments. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed on February 19, 2025, with the SEC.
Significant Accounting Policies
Income Taxes
In calculating the provision for interim income taxes, in accordance with ASC 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. This method differs from that described in Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K, which describes our annual significant income tax accounting policy and related methodology.
Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K regarding additional significant accounting policies.
Recently Issued Accounting Standards
Improvements to Income Tax Disclosures (ASU 2023-09)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of this guidance is to enhance the rate reconciliation and income taxes paid disclosures. This ASU requires that an entity disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. For the state and local income tax category of the rate reconciliation, entities must disclose a qualitative description of the states and local jurisdictions that make up the majority (greater than 50 percent) of the category. For the income taxes paid disclosures, entities will be required to disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes. The amendments are effective on January 1, 2025, for annual reporting and will be included in our 2025 Annual Report on Form 10-K. The amendments must be applied using either a prospective or retrospective approach. Management does not expect the impact of these amendments to be material.

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
2.    Held-for-sale Operations
On January 20, 2025, we formally approved our commitment to divest our credit card operations, Ally Credit Card, and entered a definitive agreement with CardWorks, Inc. Ally Credit Card is a component of our Corporate and Other segment. As of March 31, 2025, the assets and liabilities of Ally Credit Card were transferred to assets and liabilities of operations held-for-sale on the Condensed Consolidated Balance Sheet and the related operating results have been presented within continuing operations in the Condensed Consolidated Statement of Comprehensive Income (Loss) for all periods presented. On April 1, 2025, we closed the sale of Ally Credit Card.
In connection with the classification of the operations as held-for-sale as of March 31, 2025, the disposal group was measured at the lower-of-cost or fair value. First, the finance receivables and loans, along with the remaining assets and liabilities, were classified as held-for-sale and measured at the lower-of-cost or fair value. The fair value was determined based on the sales agreement with the third-party purchaser, which is a Level 2 fair value input. Next, the carrying value of the disposal group was compared to fair value, which resulted in a goodwill impairment charge. Lastly, we recorded a valuation allowance on other assets related to estimated selling expenses. As a result, we recognized a net pretax loss of $8 million during the three months ended March 31, 2025, which was comprised of a benefit of $306 million to our provision for credit losses, offset by a $2 million asset impairment related to Ally Credit Card branded plastics, a goodwill impairment charge of $305 million, and a valuation allowance on other assets of $7 million.
Additionally, we recognized a $118 million goodwill impairment charge during the fourth quarter of 2024, when we began exploring strategic alternatives for Ally Credit Card, which resulted in a triggering event for goodwill impairment purposes.
The assets and liabilities of operations held-for-sale are summarized below.

($ in millions)	March 31, 2025
Assets
Loans held-for-sale, net	$2,248
Other assets (a)	192
Total assets	$2,440
Liabilities
Accrued expenses and other liabilities	$35
Total liabilities	$35
(a)Primarily includes goodwill of $56 million, intangible assets of $51 million, cash in transit of $51 million, and accrued unbilled interest receivable of $20 million at March 31, 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Nonrecurring Fair Value
The following table displays assets and liabilities of our held-for-sale operations measured at fair value on a nonrecurring basis and held at March 31, 2025. The disposal group was sold on April 1, 2025. Refer to Note 21 for descriptions of valuation methodologies used to measure material assets at fair value and details of the valuation models, key inputs to these models, and significant assumptions used.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
March 31, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$2,248	$—	$2,248	$—	n/m	(a)
Other assets (b) (c)	—	199	—	199	(307)	(7)	(d)
Total assets	$—	$2,447	$—	$2,447	$(307)	$(7)
Liabilities
Accrued expenses and other liabilities	$—	$35	$—	$35	$—	n/m	(a)
Total liabilities	$—	$35	$—	$35	$—	n/m
n/m = not meaningful
(a)We consider the applicable valuation allowance, allowance for loan losses, or cumulative adjustments to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items.
(b)Includes a $305 million impairment of goodwill at Ally Credit Card. At the time of impairment, the fair value of goodwill was classified as Level 2 under the fair value hierarchy.
(c)Includes a $2 million impairment of other assets related to Ally Credit Card branded plastics acquired by the purchaser. At the time of impairment, the fair value of other assets was classified as Level 2 under the fair value hierarchy.
(d)Represents estimated costs to sell related to the transaction.

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
The following table presents a disaggregated view of our revenue from contracts with customers. For further information regarding our revenue recognition policies and details about the nature of our respective revenue streams, refer to Note 1 and Note 3 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated
2025
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$241	$—	$—	$241
Remarketing fee income	31	—	—	—	31
Brokerage commissions and other revenue	—	—	—	20	20
Banking fees and interchange income (d)	—	—	—	19	19
Brokered/agent commissions	—	5	—	—	5
Other	5	1	—	1	7
Total revenue from contracts with customers	36	247	—	40	323
All other revenue	61	117	29	(467)	(260)
Total other revenue (e)	$97	$364	$29	$(427)	$63
2024
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$173	$—	$—	$173
Remarketing fee income	30	—	—	—	30
Brokerage commissions and other revenue	—	—	—	23	23
Banking fees and interchange income (d)	—	—	—	9	9
Brokered/agent commissions	—	4	—	—	4
Other	5	—	—	—	5
Total revenue from contracts with customers	35	177	—	32	244
All other revenue	62	207	23	(6)	286
Total other revenue (e)	$97	$384	$23	$26	$530
(a)We had opening balances of $3.0 billion in unearned revenue associated with outstanding contracts at both January 1, 2025 and 2024, and $238 million and $248 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income (Loss) during the three months ended March 31, 2025, and 2024, respectively.
(b)At March 31, 2025, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $649 million during the remainder of 2025, $742 million in 2026, $595 million in 2027, $436 million in 2028, and $535 million thereafter. At March 31, 2024, we had unearned revenue of $2.9 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.8 billion at both March 31, 2025, and December 31, 2024, and recognized $141 million of expense during the three months ended March 31, 2025. We had deferred insurance assets of $1.8 billion at both March 31, 2024 and December 31, 2023, and recognized $147 million of expense during the three months ended March 31, 2024.
(d)Interchange income is reported net of customer rewards related to Ally Credit Card. Customer rewards expense was $6 million during both the three months ended March 31, 2025, and March 31, 2024.
(e)Represents a component of total net revenue. Refer to Note 23 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing losses of $19 million for the three months ended March 31, 2025, and net remarketing gains of $46 million for the three months ended March 31, 2024, on the sale of off-lease vehicles. These gains and losses are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income (Loss). Refer to Note 9 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
4.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended March 31,
($ in millions)	2025	2024
Late charges and other administrative fees	$51	$54
Remarketing fees	31	30
Income (loss) from equity-method investments (a)	26	(8)
Other, net	89	74
Total other income, net of losses	$197	$150
(a)Refer to Note 11 for further information on our equity-method investments.
5.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2025	2024
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$189	$140
Less: Reinsurance recoverable	60	66
Net reserves for insurance losses and loss adjustment expenses at January 1,	129	74
Net insurance losses and loss adjustment expenses incurred related to:
Current year	161	103
Prior years (a)	—	9
Total net insurance losses and loss adjustment expenses incurred	161	112
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(44)	(57)
Prior years	(54)	(42)
Total net insurance losses and loss adjustment expenses paid or payable	(98)	(99)
Net reserves for insurance losses and loss adjustment expenses at March 31,	192	87
Plus: Reinsurance recoverable (b)	76	77
Total gross reserves for insurance losses and loss adjustment expenses at March 31, (c)	$268	$164
(a)There have been no material adverse changes to the reserve for prior years.
(b)Included in premiums receivable and other insurance assets on our Condensed Consolidated Balance Sheet.
(c)Included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.
6.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended March 31,
($ in millions)	2025	2024
Insurance commissions	$161	$161
Technology and communications	103	106
Property and equipment depreciation	63	57
Advertising and marketing	61	73
Lease and loan administration	46	48
Regulatory and licensing fees	44	54
Vehicle remarketing and repossession	33	33
Professional services	31	31
Amortization of intangible assets	3	6
Other	118	108
Total other operating expenses	$663	$677

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

	March 31, 2025				December 31, 2024
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,150	$5	$(69)	$2,086	$2,073	$—	$(200)	$1,873
U.S. States and political subdivisions	700	—	(90)	610	704	—	(87)	617
Foreign government	200	2	(3)	199	198	1	(5)	194
Agency mortgage-backed residential (a)	15,096	2	(2,411)	12,687	16,765	—	(3,112)	13,653
Mortgage-backed residential	245	—	(40)	205	249	—	(43)	206
Agency mortgage-backed commercial (a)	5,399	6	(734)	4,671	4,819	1	(836)	3,984
Asset-backed	75	—	(1)	74	131	—	(2)	129
Corporate debt	1,907	7	(100)	1,814	1,871	3	(120)	1,754
Total available-for-sale securities (b) (c) (d) (e) (f)	$25,772	$22	$(3,448)	$22,346	$26,810	$5	$(4,405)	$22,410
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,332	$1	$(176)	$1,157	$935	$—	$(196)	$739
Mortgage-backed residential	3,259	177	(1)	3,435	3,323	142	—	3,465
Asset-backed retained notes	77	1	—	78	88	1	—	89
Total held-to-maturity securities (d) (f) (g)	$4,668	$179	$(177)	$4,670	$4,346	$143	$(196)	$4,293
(a)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $4 million asset and a $72 million liability for agency mortgage-backed residential securities at March 31, 2025, and December 31, 2024, respectively, and a $7 million asset and a $34 million liability for agency mortgage-backed commercial securities at March 31, 2025, and December 31, 2024. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 19 for additional information.
(c)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $13 million at both March 31, 2025, and December 31, 2024.
(d)Investment securities with a fair value of $4.2 billion and $3.4 billion were pledged as collateral at March 31, 2025, and December 31, 2024, respectively. This primarily included $2.9 billion pledged to secure advances from the FHLB at both March 31, 2025, and December 31, 2024. This also included securities pledged for other purposes as required by contractual obligations or law, under which agreements we granted the counterparty the right to sell or pledge $1.3 billion and $439 million of the underlying available-for-sale securities at March 31, 2025, and December 31, 2024, respectively.
(e)Totals do not include accrued interest receivable, which was $81 million and $73 million at March 31, 2025, and December 31, 2024, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(f)There was no allowance for credit losses recorded at both March 31, 2025, or December 31, 2024, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(g)Totals do not include accrued interest receivable, which was $13 million and $12 million at March 31, 2025, and December 31, 2024, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
As of December 31, 2024, we did not have the intent to sell available-for-sale securities in an unrealized loss position and we did not believe it was more likely than not that we would be required to sell these securities before recovery of their amortized cost basis. During the three months ended March 31, 2025, we executed a balance sheet repositioning of a portion of our available-for-sale securities as a result of our capital allocation planning related to the anticipated sale of Ally Credit Card. We sold lower-yielding securities with an amortized cost of approximately $4.6 billion for approximately $4.1 billion, resulting in a pre-tax loss of $495 million during the three months ended March 31, 2025. We reinvested the proceeds in shorter duration, highly liquid securities at current market rates. At March 31, 2025, a portion of the repositioning transactions were not settled, refer to Note 11 and Note 14 for additional information. We expect the outstanding repositioning transactions to settle during the second quarter of 2025. As of March 31, 2025, we did not have the intent to sell available-for-sale securities in an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2025
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,086	3.4%	$39	0.7%	$1,590	3.9%	$457	1.9%	$—	—%
U.S. States and political subdivisions	610	3.5	39	5.6	68	3.4	85	4.1	418	3.2
Foreign government	199	2.7	27	2.1	63	2.5	109	2.9	—	—
Agency mortgage-backed residential (b)	12,687	2.9	—	—	1	2.8	276	5.5	12,410	2.8
Mortgage-backed residential	205	2.7	—	—	—	—	—	—	205	2.7
Agency mortgage-backed commercial (b)	4,671	2.7	23	3.1	930	4.0	1,815	2.6	1,903	2.1
Asset-backed	74	1.5	1	3.3	73	1.5	—	—	—	—
Corporate debt	1,814	3.2	198	2.9	735	2.6	739	3.6	142	5.5
Total available-for-sale securities	$22,346	2.9	$327	2.3	$3,460	3.6	$3,481	3.0	$15,078	2.8
Amortized cost of available-for-sale securities	$25,772		$330		$3,510		$3,838		$18,094
Amortized cost of held-to-maturity securities (c)
Agency mortgage-backed residential	$1,332	3.5%	$—	—%	$—	—%	$—	—%	$1,332	3.5%
Mortgage-backed residential	3,259	2.8	—	—	—	—	9	3.4	3,250	2.8
Asset-backed retained notes	77	5.4	—	—	55	5.3	22	5.6	—	—
Total held-to-maturity securities	$4,668	3.1	$—	—	$55	5.3	$31	5.0	$4,582	3.0
December 31, 2024
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$1,873	1.6%	$54	1.0%	$1,087	1.5%	$732	1.9%	$—	—%
U.S. States and political subdivisions	617	3.4	33	6.2	72	3.1	86	4.1	426	3.2
Foreign government	194	2.7	33	2.1	51	2.5	110	2.9	—	—
Agency mortgage-backed residential (b)	13,653	2.6	—	—	7	2.0	23	2.5	13,623	2.6
Mortgage-backed residential	206	2.7	—	—	—	—	—	—	206	2.7
Agency mortgage-backed commercial (b)	3,984	2.5	23	3.1	339	3.7	1,724	2.5	1,898	2.1
Asset-backed	129	1.5	—	—	128	1.5	1	4.0	—	—
Corporate debt	1,754	3.1	184	3.0	754	2.6	695	3.3	121	5.3
Total available-for-sale securities	$22,410	2.5	$327	2.3	$2,438	2.2	$3,371	2.6	$16,274	2.6
Amortized cost of available-for-sale securities	$26,810		$330		$2,579		$3,844		$20,057
Amortized cost of held-to-maturity securities (c)
Agency mortgage-backed residential	$935	2.7%	$—	—%	$—	—%	$—	—%	$935	2.7%
Mortgage-backed residential	3,323	2.8	—	—	—	—	9	3.1	3,314	2.8
Asset-backed retained notes	88	5.4	—	—	64	5.3	24	5.6	—	—
Total held-to-maturity securities	$4,346	2.9	$—	—	$64	5.3	$33	5.0	$4,249	2.8
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
(b)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $4 million asset and a $72 million liability for agency mortgage-backed residential securities at March 31, 2025, and December 31, 2024, respectively, and a $7 million asset and a $34 million liability for agency mortgage-backed commercial securities at March 31, 2025, and December 31, 2024. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
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
The balances of cash equivalents were $451 million and $106 million at March 31, 2025, and December 31, 2024, respectively, and were composed primarily of money-market funds.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents interest and dividends on investment securities.

	Three months ended March 31,
($ in millions)	2025	2024
Taxable interest	$210	$245
Taxable dividends	5	4
Interest and dividends exempt from U.S. federal income tax	6	6
Interest and dividends on investment securities	$221	$255
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended March 31,
($ in millions)	2025	2024
Available-for-sale securities
Gross realized gains	$—	$1
Gross realized losses (a)	(495)	—
Net realized (loss) gain on available-for-sale securities	(495)	1
Net realized gain on equity securities	8	17
Net unrealized (loss) gain on equity securities	(12)	11
Other (loss) gain on investments, net	$(499)	$29
(a)Includes losses reclassified from accumulated other comprehensive loss related to the balance sheet repositioning of our available-for-sale securities portfolio.
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of March 31, 2025, and December 31, 2024. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, Fitch, and DBRS. The ratings presented are a composite of the ratings sourced from the agencies or, if the ratings cannot be sourced from the agencies, are based on the asset type of the particular security. All our held-to-maturity securities were current in their payment of principal and interest as of both March 31, 2025, and December 31, 2024. We have not recorded any interest income reversals on our held-to-maturity securities during the three months ended March 31, 2025, or March 31, 2024.

($ in millions)	AAA	AA	A	BBB	Total (a)
March 31, 2025
Debt securities
Agency mortgage-backed residential	$—	$1,332	$—	$—	$1,332
Mortgage-backed residential	3,180	75	4	—	3,259
Asset-backed retained notes	70	4	2	1	77
Total held-to-maturity securities	$3,250	$1,411	$6	$1	$4,668
December 31, 2024
Debt securities
Agency mortgage-backed residential	$—	$935	$—	$—	$935
Mortgage-backed residential	3,241	78	4	—	3,323
Asset-backed retained notes	81	3	2	2	88
Total held-to-maturity securities	$3,322	$1,016	$6	$2	$4,346
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K. We have not recorded any interest income reversals on our available-for-sale securities during the three months ended March 31, 2025, or March 31, 2024.

	March 31, 2025				December 31, 2024
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$—	$—	$595	$(69)	$—	$—	$1,873	$(200)
U.S. States and political subdivisions	43	(2)	495	(88)	87	(2)	472	(85)
Foreign government	16	(1)	92	(2)	40	—	112	(5)
Agency mortgage-backed residential (a)	906	(4)	10,712	(2,407)	127	(3)	13,518	(3,109)
Mortgage-backed residential	—	—	205	(40)	—	—	206	(43)
Agency mortgage-backed commercial (a)	217	(4)	3,534	(730)	428	(11)	3,445	(825)
Asset-backed	—	—	71	(1)	—	—	124	(2)
Corporate debt	187	(3)	1,271	(97)	265	(6)	1,319	(114)
Total available-for-sale securities	$1,369	$(14)	$16,975	$(3,434)	$947	$(22)	$21,069	$(4,383)
(a)Includes basis adjustments for certain securities that are included in closed portfolios with active hedges under the portfolio layer method at March 31, 2025, and December 31, 2024. The basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
During the three months ended March 31, 2025, and 2024, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at March 31, 2025, or December 31, 2024.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
8.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	March 31, 2025	December 31, 2024
Consumer automotive (a)	$83,868	$83,757
Consumer mortgage (b)	16,963	17,234
Consumer other (c)	—	2,294
Total consumer	100,831	103,285
Commercial
Commercial and industrial
Automotive	16,939	18,259
Other	8,984	8,212
Commercial real estate	6,731	6,274
Total commercial	32,654	32,745
Total finance receivables and loans (d) (e)	$133,485	$136,030
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 19 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $12 million at both March 31, 2025, and December 31, 2024, of which all have exited the interest-only period.
(c)Consists of credit card finance receivables and loans, which were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Condensed Consolidated Balance Sheet at March 31, 2025. Refer to Note 2 for additional information. Billed interest on our credit card loans was included within finance receivables and loans, net as of December 31, 2024.
(d)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.3 billion at both March 31, 2025, and December 31, 2024.
(e)Totals do not include accrued interest receivable, which was $757 million and $839 million at March 31, 2025, and December 31, 2024, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months ended March 31, 2025, and 2024, respectively.

Three months ended March 31, 2025 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2025	$3,170	$19	$319	$206	$3,714
Charge-offs (b)	(676)	—	(68)	(1)	(745)
Recoveries	231	1	5	1	238
Net charge-offs	(445)	1	(63)	—	(507)
Provision for credit losses	418	—	(257)	30	191
Other	1	(2)	1	—	—
Allowance at March 31, 2025	$3,144	$18	$—	$236	$3,398
(a)Consists of Credit Card.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for information regarding our charge-off policies.

Three months ended March 31, 2024 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2024	$3,083	$21	$293	$190	$3,587
Charge-offs (b)	(688)	(1)	(68)	(1)	(758)
Recoveries	211	1	6	1	219
Net charge-offs	(477)	—	(62)	—	(539)
Write-downs from transfers to held-for-sale (c)	(5)	—	—	—	(5)
Provision for credit losses	449	—	60	(2)	507
Allowance at March 31, 2024	$3,050	$21	$291	$188	$3,550
(a)Consists of Credit Card.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for information regarding our charge-off policies.
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

	Three months ended March 31,
($ in millions)	2025	2024
Consumer automotive	$—	$1,108
Consumer other (a)	2,248	—
Commercial	73	45
Total sales and transfers	$2,321	$1,153
(a)Credit card finance receivables and loans were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Condensed Consolidated Balance Sheet at March 31, 2025. Refer to Note 2 for additional information.
The following table presents purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended March 31,
($ in millions)	2025	2024
Consumer automotive	$749	$981
Consumer mortgage	8	4
Total purchases of finance receivables and loans	$757	$985
Nonaccrual Loans
The following tables present the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of March 31, 2025, and December 31, 2024. We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $4 million and $5 million for the three months ended March 31, 2025, and 2024, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for additional information on our accounting policy for finance receivables and loans on nonaccrual status.

		March 31, 2025
($ in millions)	Nonaccrual status at Jan. 1, 2025	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,231	$1,167	$449
Consumer mortgage	54	56	38
Consumer other (b)	90	—	—
Total consumer	1,375	1,223	487
Commercial
Commercial and industrial
Automotive	15	79	3
Other	94	94	3
Commercial real estate	2	21	9
Total commercial	111	194	15
Total finance receivables and loans	$1,486	$1,417	$502
(a)Represents a component of nonaccrual status at end of period.
(b)Consists of credit card finance receivables and loans, which were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Condensed Consolidated Balance Sheet at March 31, 2025. Refer to Note 2 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

		December 31, 2024
($ in millions)	Nonaccrual status at Jan. 1, 2024	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,129	$1,231	$476
Consumer mortgage	54	54	36
Consumer other (b)	92	90	—
Total consumer	1,275	1,375	512
Commercial
Commercial and industrial
Automotive	18	15	—
Other	98	94	4
Commercial real estate	3	2	2
Total commercial	119	111	6
Total finance receivables and loans	$1,394	$1,486	$518
(a)Represents a component of nonaccrual status at end of period.
(b)Consists of credit card finance receivables and loans.
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

	Origination year							Revolving loans converted to term
March 31, 2025 ($ in millions)	2025	2024	2023	2022	2021	2020 and prior	Revolving loans		Total
Consumer automotive
Current	$8,935	$27,767	$18,395	$13,598	$7,287	$3,901	$—	$—	$79,883
30–59 days past due	15	461	659	704	437	232	—	—	2,508
60–89 days past due	1	160	299	330	188	96	—	—	1,074
90 or more days past due	—	61	108	120	77	49	—	—	415
Total consumer automotive (a)	8,951	28,449	19,461	14,752	7,989	4,278	—	—	83,880
Consumer mortgage
Current	—	20	31	1,865	9,702	5,125	108	15	16,866
30–59 days past due	—	—	—	5	5	20	—	—	30
60–89 days past due	—	—	—	3	9	11	—	—	23
90 or more days past due	—	—	1	5	10	25	1	2	44
Total consumer mortgage	—	20	32	1,878	9,726	5,181	109	17	16,963
Total consumer (b)	$8,951	$28,469	$19,493	$16,630	$17,715	$9,459	$109	$17	$100,843
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $12 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at March 31, 2025. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
(b)Excludes credit card finance receivables and loans, which were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Condensed Consolidated Balance Sheet at March 31, 2025. Refer to Note 2 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Consumer automotive
Current	$30,322	$20,387	$15,234	$8,368	$3,064	$1,849	$—	$—	$79,224
30–59 days past due	419	756	841	546	174	141	—	—	2,877
60–89 days past due	131	338	390	240	75	56	—	—	1,230
90 or more days past due	47	123	142	93	31	31	—	—	467
Total consumer automotive (a)	30,919	21,604	16,607	9,247	3,344	2,077	—	—	83,798
Consumer mortgage
Current	13	31	1,901	9,834	1,714	3,503	115	15	17,126
30–59 days past due	—	—	7	9	5	27	—	—	48
60–89 days past due	—	—	4	4	1	4	—	—	13
90 or more days past due	—	2	2	9	1	30	1	2	47
Total consumer mortgage	13	33	1,914	9,856	1,721	3,564	116	17	17,234
Consumer other
Current	—	—	—	—	—	—	2,140	—	2,140
30–59 days past due	—	—	—	—	—	—	35	—	35
60–89 days past due	—	—	—	—	—	—	33	—	33
90 or more days past due	—	—	—	—	—	—	86	—	86
Total consumer other (b)	—	—	—	—	—	—	2,294	—	2,294
Total consumer	$30,932	$21,637	$18,521	$19,103	$5,065	$5,641	$2,410	$17	$103,326
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
(b)Consists of credit card finance receivables and loans.
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

	Origination year							Revolving loans converted to term
March 31, 2025 ($ in millions)	2025	2024	2023	2022	2021	2020 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$49	$508	$311	$315	$117	$104	$13,818	$—	$15,222
Special mention	—	4	26	13	21	4	1,521	—	1,589
Substandard	—	—	1	2	3	1	116	—	123
Doubtful	—	—	—	—	—	—	5	—	5
Total automotive	49	512	338	330	141	109	15,460	—	16,939
Other
Pass	128	705	248	194	197	239	5,793	107	7,611
Special mention	—	—	—	363	248	266	247	21	1,145
Substandard	—	—	27	—	22	117	24	3	193
Doubtful	—	—	—	—	—	26	9	—	35
Total other	128	705	275	557	467	648	6,073	131	8,984
Commercial real estate
Pass	572	1,043	866	1,169	1,012	1,797	—	47	6,506
Special mention	—	7	39	78	42	38	—	—	204
Substandard	—	—	6	8	5	—	—	—	19
Doubtful	—	—	—	1	—	1	—	—	2
Total commercial real estate	572	1,050	911	1,256	1,059	1,836	—	47	6,731
Total commercial	$749	$2,267	$1,524	$2,143	$1,667	$2,593	$21,533	$178	$32,654

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$522	$336	$337	$125	$64	$52	$15,005	$—	$16,441
Special mention	3	38	15	25	3	1	1,694	—	1,779
Substandard	—	—	—	—	—	—	33	—	33
Doubtful	—	—	—	—	—	—	6	—	6
Total automotive	525	374	352	150	67	53	16,738	—	18,259
Other
Pass	707	296	261	199	18	205	5,047	84	6,817
Special mention	—	—	394	280	186	76	226	32	1,194
Substandard	—	27	—	23	46	54	12	4	166
Doubtful	—	—	—	—	—	26	9	—	35
Total other	707	323	655	502	250	361	5,294	120	8,212
Commercial real estate
Pass	959	904	1,228	1,030	757	1,137	—	36	6,051
Special mention	6	51	69	57	35	3	—	—	221
Doubtful	—	—	1	—	—	1	—	—	2
Total commercial real estate	965	955	1,298	1,087	792	1,141	—	36	6,274
Total commercial	$2,197	$1,652	$2,305	$1,739	$1,109	$1,555	$22,032	$156	$32,745
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
March 31, 2025
Commercial
Commercial and industrial
Automotive	$—	$—	$2	$2	$16,937	$16,939
Other	—	—	—	—	8,984	8,984
Commercial real estate	—	—	1	1	6,730	6,731
Total commercial	$—	$—	$3	$3	$32,651	$32,654
December 31, 2024
Commercial
Commercial and industrial
Automotive	$5	$—	$—	$5	$18,254	$18,259
Other	35	—	—	35	8,177	8,212
Commercial real estate	1	—	1	2	6,272	6,274
Total commercial	$41	$—	$1	$42	$32,703	$32,745

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present gross charge-offs of our finance receivables and loans for each portfolio class by origination year during the three months ended March 31, 2025, and during the year ended December 31, 2024, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for additional information on our charge-off policy.

	Origination year							Revolving loans converted to term
March 31, 2025 ($ in millions)	2025	2024	2023	2022	2021	2020 and prior	Revolving loans		Total
Consumer automotive	$1	$120	$206	$200	$98	$51	$—	$—	$676
Consumer other (a)	—	—	—	—	—	—	64	4	68
Total consumer	1	120	206	200	98	51	64	4	744
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	—	1	—	1
Total commercial	—	—	—	—	—	—	1	—	1
Total finance receivables and loans	$1	$120	$206	$200	$98	$51	$65	$4	$745
(a)Consists of Credit Card.

	Origination year							Revolving loans converted to term
December 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Consumer automotive (a)	$160	$779	$943	$510	$137	$152	$—	$—	$2,681
Consumer mortgage	—	—	—	1	—	1	—	—	2
Consumer other (b)	—	—	—	—	—	—	246	16	262
Total consumer	160	779	943	511	137	153	246	16	2,945
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	1	2	—	3
Total commercial	—	—	—	—	—	1	2	—	3
Total finance receivables and loans	$160	$779	$943	$511	$137	$154	$248	$16	$2,948
(a)Excludes $5 million of write-downs from transfers to held-for-sale from the completion of a retail securitization transaction during the year ended December 31, 2024, resulting in the deconsolidation of the assets and liabilities from our Condensed Consolidated Balance Sheet.
(b)Consists of Credit Card.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Loan Modifications
The following tables present the amortized cost basis of loans that were modified subsequent to origination during the three months ended March 31, 2025, and 2024, respectively, for each portfolio segment, by modification type. For additional information on loan modification types in scope of this disclosure, refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K. The below tables exclude consumer mortgage finance receivables and loans currently enrolled in a trial modification program. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. If the borrower successfully completes the trial loan modification program, the contractual terms of the loan are updated and the modification is considered permanent. As of March 31, 2025, and December 31, 2024, there were $5 million and $4 million of consumer mortgage finance receivables and loans in a trial modification program, respectively.

	Payment extensions
Three months ended March 31, 2025 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$105	$1	$—	$—	$106
Consumer mortgage	—	—	—	—	1	1
Total consumer	—	105	1	—	1	107
Commercial
Commercial and industrial
Automotive	2	—	—	—	—	2
Other	4	22	—	—	—	26
Total commercial	6	22	—	—	—	28
Total finance receivables and loans	$6	$127	$1	$—	$1	$135
(a)Represents 0.1% of total finance receivables and loans outstanding as of March 31, 2025.

	Payment extensions
Three months ended March 31, 2024 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$99	$1	$—	$—	$100
Consumer mortgage	—	—	—	—	1	1
Consumer other (b)	—	—	—	6	—	6
Total consumer	—	99	1	6	1	107
Commercial
Commercial and industrial
Automotive	—	—	—	4	—	4
Other	—	129	—	—	—	129
Total commercial	—	129	—	4	—	133
Total finance receivables and loans	$—	$228	$1	$10	$1	$240
(a)Represents 0.2% of total finance receivables and loans outstanding as of March 31, 2024.
(b)Consists of Credit Card.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the financial effect of loan modifications that occurred during the three months ended March 31, 2025, and 2024, respectively.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b)
Three months ended March 31, 2025 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	29	$—	—%	—%	—	—	—%	—%
Consumer mortgage	—	—	—	—	291	480	4.5	2.8
Commercial
Commercial and industrial
Automotive	7	$—	—%	—%	—	—	—%	—%
Other	16	—	—	—	—	—	—	—
Total commercial	15	$—	—	—	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b)
Three months ended March 31, 2024 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	29	$—	—%	—%	—	—	—%	—%
Consumer mortgage	—	—	—	—	355	480	3.5	3.4
Consumer other (c)	—	—	30.5	10.1	—	—	—	—
Commercial
Commercial and industrial
Automotive	—	$—	12.9%	11.5%	—	—	—%	—%
Other	41	—	—	—	—	—	—	—
Total commercial	41	$—	12.9	11.5	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Consists of Credit Card.
The following tables present the subsequent performance of loans recorded at amortized cost, by portfolio segment and credit quality indicator, that were modified within the 12 months prior to March 31, 2025, and 2024, respectively.

March 31, 2025 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$328	$62	$23	$7	$420
Principal forgiveness	—	—	—	5	5
Combination	2	—	—	—	2
Total consumer automotive	330	62	23	12	427
Consumer mortgage
Contractual maturity extensions	1	—	—	1	2
Combination	1	—	—	—	1
Total consumer mortgage	2	—	—	1	3
Total consumer	$332	$62	$23	$13	$430

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

March 31, 2025 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Automotive
Payment deferrals	$—	$—	$4	$—	$4
Combination	—	—	—	3	3
Other
Payment deferrals	—	—	4	—	4
Contractual maturity extensions	25	—	22	—	47
Combination	—	—	14	—	14
Commercial real estate
Payment deferrals	—	—	—	1	1
Total commercial	$25	$—	$44	$4	$73

March 31, 2024 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$253	$38	$10	$2	$303
Principal forgiveness	6	1	—	5	12
Total consumer automotive	259	39	10	7	315
Consumer mortgage
Contractual maturity extensions	2	—	—	—	2
Combination	2	—	—	—	2
Total consumer mortgage	4	—	—	—	4
Consumer other (a)
Interest rate concessions	9	1	1	3	14
Total consumer other	9	1	1	3	14
Total consumer	$272	$40	$11	$10	$333
(a)Consists of Credit Card.

March 31, 2024 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Automotive
Interest rate concessions	$—	$—	$4	$—	$4
Other
Contractual maturity extensions	107	—	60	—	167
Total commercial	$107	$—	$64	$—	$171
As of March 31, 2025, 1,858 consumer automotive loans with a total amortized cost of $46 million redefaulted within 12 months of modification, whereas 481 consumer automotive loans with a total amortized cost of $11 million redefaulted within 12 months of modification as of March 31, 2024.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
During the three months ended March 31, 2025, and March 31, 2024, we paid $9 million and $8 million in cash for amounts included in the measurement of lease liabilities at March 31, 2025, and March 31, 2024, respectively. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the three months ended March 31, 2025, and March 31, 2024, we obtained $5 million and $16 million, respectively, of ROU assets in exchange for new lease liabilities. As of March 31, 2025, the weighted-average remaining lease term of our operating lease portfolio was 3 years, and the weighted-average discount rate was 3.39%, compared to 3 years and 3.32% as of December 31, 2024.
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of March 31, 2025, and that have noncancelable lease terms expiring after March 31, 2025.

($ in millions)
2025	$28
2026	35
2027	27
2028	19
2029	2
2030 and thereafter	1
Total undiscounted cash flows	112
Difference between undiscounted cash flows and discounted cash flows	(6)
Total lease liability	$106
The following table details the components of total net operating lease expense.

	Three months ended March 31,
($ in millions)	2025	2024
Operating lease expense	$8	$7
Variable lease expense	1	1
Total lease expense, net (a)	$9	$8
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
When we acquire a consumer operating lease, we assume ownership of the vehicle. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. Neither the consumer, dealer, nor automotive manufacturer is responsible for the value of the vehicle at the time of lease termination. When vehicles are not purchased by customers, the receiving dealer, or automotive manufacturer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value after adjusting for any residual value guarantees. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value after adjusting for any residual value guarantees resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income (Loss). Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of March 31, 2025, and December 31, 2024, consumer operating leases with a carrying value, net of accumulated depreciation, of $2.3 billion and $1.9 billion, respectively, were covered by OEM residual value guarantees. Substantially all were covered under a residual value guarantee of approximately 50% of the vehicles’ contract residual value at both March 31, 2025 and December 31, 2024.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table details our investment in operating leases.

($ in millions)	March 31, 2025	December 31, 2024
Vehicles	$9,361	$9,519
Accumulated depreciation	(1,482)	(1,528)
Investment in operating leases, net	$7,879	$7,991
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after March 31, 2025.

($ in millions)
2025	$985
2026	985
2027	476
2028	56
2029	5
Total lease payments from operating leases	$2,507
We recognized operating lease revenue of $351 million and $356 million for the three months ended March 31, 2025, and March 31, 2024, respectively. Depreciation expense on operating lease assets includes net remarketing (losses) gains recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended March 31,
($ in millions)	2025	2024
Depreciation expense on operating lease assets (excluding remarketing losses (gains)) (a)	$221	$238
Remarketing losses (gains), net	19	(46)
Net depreciation expense on operating lease assets	$240	$192
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $6 million and $4 million during the three months ended March 31, 2025, and 2024, respectively.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which consists of lease payment receivables, and is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet, was $482 million and $496 million as of March 31, 2025, and December 31, 2024, respectively. Interest income on finance lease receivables was $11 million for both the three months ended March 31, 2025, and 2024, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income (Loss).
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after March 31, 2025.

($ in millions)
2025	$141
2026	162
2027	127
2028	73
2029	38
2030 and thereafter	15
Total undiscounted cash flows	556
Difference between undiscounted cash flows and discounted cash flows	(74)
Present value of lease payments recorded as lease receivable	$482

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
The nature, purpose, and activities of nonconsolidated SPEs are similar to those of our consolidated SPEs with the primary difference being the nature and extent of our continuing involvement. For nonconsolidated SPEs, the transferred financial assets are removed from our balance sheet provided the conditions for sale accounting are met. The financial assets obtained from the sale are primarily reported as cash or retained interests (if applicable). Liabilities incurred as part of these sales, are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction. With respect to our ongoing right to service the assets we sell, the servicing fee we receive represents adequate compensation, and consequently, we do not recognize a servicing asset or liability. We had no pretax gains or losses on sales of financial assets into nonconsolidated VIEs for both the three months ended March 31, 2025 and March 31, 2024.
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
Refer to Note 1 and Note 11 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for further description of our securitization activities and our involvement with VIEs.

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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
March 31, 2025
On‑balance sheet variable interest entities
Consumer automotive	$12,043	(b)	$1,485	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	81	(e)	—		2,790	2,871	(f)
Consumer other (g)	—		—		77	77
Commercial other	2,829	(h)	1,023	(i)	—	3,514	(j)
Total	$14,953		$2,508		$2,867	$6,462
December 31, 2024
On-balance sheet variable interest entities
Consumer automotive	$12,821	(b)	$1,683	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	92	(e)	—		2,885	2,977	(f)
Consumer other (g)	—		—		86	86
Commercial other	2,768	(h)	1,022	(i)	—	3,482	(j)
Total	$15,681		$2,705		$2,971	$6,545
(a)Asset values represent the current unpaid principal balance of outstanding consumer automotive and credit card finance receivables and loans within the VIEs.
(b)Includes $8.1 billion and $8.2 billion of assets that were not encumbered by VIE beneficial interests held by third parties at March 31, 2025, and December 31, 2024, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $122 million and $118 million of liabilities that were not obligations to third-party beneficial interest holders at March 31, 2025, and December 31, 2024, respectively.
(d)Includes activity where we sell loans through a pass-through program to a third party.
(e)Represents retained notes and certificated residual interests, of which $77 million and $88 million were classified as held-to-maturity securities at March 31, 2025, and December 31, 2024, respectively, and $4 million were classified as other assets at both March 31, 2025, and December 31, 2024. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations.
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
(g)Includes balances from Ally Credit Card.
(h)Amounts are classified as other assets except for $49 million and $50 million classified as equity securities at March 31, 2025, and December 31, 2024, respectively.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the three months ended March 31, 2025, and March 31, 2024. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

	Three months ended March 31,
($ in millions)	2025	2024
Consumer automotive
Cash proceeds from transfers completed during the period	$191	$1,281
Servicing fees	14	14
Cash flows received on retained interests in securitization entities	12	9
Other cash flows	1	1
Consumer other (a)
Cash proceeds from transfers completed during the period	8	12
Servicing fees	1	2
Total	$227	$1,319
(a)Includes activity from Ally Credit Card.
Delinquencies and Net Credit Losses
The following tables present quantitative information about off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Off-balance-sheet securitization entities
Consumer automotive	$1,525	$1,730	$20	$22
Whole-loan sales (a)
Consumer automotive	1,265	1,155	78	83
Consumer other	77	86	9	10
Total	$2,867	$2,971	$107	$115
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

	Net credit losses
	Three months ended March 31,
($ in millions)	2025	2024
Off-balance-sheet securitization entities
Consumer automotive	$5	$4
Whole-loan sales (a)
Consumer automotive	23	16
Consumer other	7	12
Total	$35	$32
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
11.    Other Assets
The components of other assets were as follows.

($ in millions)	March 31, 2025	December 31, 2024
Property and equipment at cost	$2,212	$2,226
Accumulated depreciation	(989)	(973)
Net property and equipment	1,223	1,253
Proportional amortization investments (a) (b)	2,168	2,131
Net deferred tax assets	1,946	1,916
Other accounts receivable (c)	1,710	312
Accrued interest, fees, and rent receivables (d)	889	929
Nonmarketable equity investments	786	789
Restricted cash and cash equivalents (e)	726	788
Equity-method investments (f)	665	632
Restricted cash held for securitization trusts (g)	282	300
Goodwill	190	551
Operating lease right-of-use assets	88	92
Net intangible assets	—	54
Other assets	872	913
Total other assets (h)	$11,545	$10,660
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments.
(b)Presented gross of the associated unfunded commitment. Refer to Note 14 for further information.
(c)Includes a receivable related to the balance sheet repositioning of our available-for-sale securities portfolio as of March 31, 2025. Refer to Note 7 for additional information.
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
(f)Primarily relates to investments made in connection with our CRA program.
(g)Includes restricted cash collected from customer payments on securitized receivables, which are distributed by us to investors as payments on the related secured debt, and cash reserve deposits utilized as a form of credit enhancement for various securitization transactions.
(h)Excludes operations held-for-sale. Ally Credit Card other assets were transferred to assets of operations held-for-sale as of March 31, 2025. Refer to Note 2 for additional information.
The following table summarizes information about our proportional amortization investments.

	Three months ended March 31,
($ in millions)	2025	2024
Tax credits and other tax benefits from proportional amortization investments (a) (b)	$56	$39
Investment amortization expense recognized as a component of income tax expense (a)	45	32
Net benefit from proportional amortization investments (a)	$11	$7
(a)Amounts are included within income tax (benefit) expense from continuing operations on our Condensed Consolidated Statement of Comprehensive Income (Loss) and as a component of operating activities within deferred income taxes, other assets, and other liabilities on our Condensed Consolidated Statement of Cash Flows.
(b)There were no impairment losses recognized during the three months ended March 31, 2025, and March 31, 2024, resulting from the forfeiture or ineligibility of tax credits or other circumstances.
Our proportional amortization investments were $2.2 billion and $2.1 billion at March 31, 2025, and December 31, 2024, respectively, and are included within other assets on our Condensed Consolidated Balance Sheet. Additionally, unfunded commitments to provide additional capital to proportional amortization investments were $1.0 billion at both March 31, 2025, and December 31, 2024, and are included within accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Substantially all of the unfunded commitments at March 31, 2025, are expected to be paid out within the next five years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The total carrying value of the nonmarketable equity investments held at March 31, 2025, and December 31, 2024, including cumulative unrealized gains and losses, was as follows.

($ in millions)	March 31, 2025	December 31, 2024
FRB stock	$413	$440
FHLB stock	280	258
Equity investments without a readily determinable fair value
Cost basis	76	74
Adjustments
Upward adjustments	53	53
Downward adjustments (including impairment)	(36)	(36)
Carrying amount, equity investments without a readily determinable fair value	93	91
Nonmarketable equity investments	$786	$789
During the three months ended March 31, 2025, and March 31, 2024, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of March 31, 2025, and March 31, 2024, were as follows.

	Three months ended March 31,
($ in millions)	2025	2024
Upward adjustments	$—	$1
Downward adjustments (including impairment) (a)	$—	$—
(a)No impairment on FHLB and FRB stock was recognized during the three months ended March 31, 2025, and March 31, 2024.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2023	$20	$27	$622	$669
Goodwill impairment	—	—	(118)	(118)
Goodwill at December 31, 2024	$20	$27	$504	$551
Goodwill impairment	—	—	(305)	(305)
Transfer to assets of operations held-for-sale	—	—	(56)	(56)
Goodwill at March 31, 2025	$20	$27	$143	$190
(a)Includes $143 million of goodwill associated with Ally Invest at both March 31, 2025 and December 31, 2024 and $361 million of goodwill associated with Ally Credit Card at December 31, 2024.
During the year ended December 31, 2024, we recognized a $118 million goodwill impairment charge when we began exploring strategic alternatives for Ally Credit Card, which resulted in a triggering event for goodwill impairment. As a result, we performed a quantitative impairment test using a combination of valuation methodologies, including an income approach and a market approach, to determine the fair market value of Ally Credit Card as of the valuation date, November 30, 2024, which resulted in the impairment charge in the fourth quarter of 2024.
During the three months ended March 31, 2025, we recognized a $305 million goodwill impairment charge at Corporate and Other related to the transfer of Ally Credit Card to held-for-sale on the Condensed Consolidated Balance Sheet. Subsequent to the impairment charge, the goodwill balance of $56 million was transferred to assets of operations held-for-sale on the Condensed Consolidated Balance Sheet as of March 31, 2025. We closed the sale of Ally Credit Card on April 1, 2025. For additional information, refer to Note 2.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The net carrying value of intangible assets by class was as follows.

	March 31, 2025			December 31, 2024
($ in millions)	Gross intangible assets	Accumulated amortization	Net carrying value	Gross intangible assets	Accumulated amortization	Net carrying value
Technology	$39	$(39)	$—	$117	$(77)	$40
Customer lists	41	(41)	—	41	(41)	—
Purchased credit card relationships	—	—	—	25	(11)	14
Trademarks	—	—	—	2	(2)	—
Total intangible assets (a)	$80	$(80)	$—	$185	$(131)	$54
(a)Excludes $98 million of gross intangible assets and $47 million of accumulated amortization related to technology and purchased credit card relationships that were transferred to assets of operations held-for-sale related to Ally Credit Card as of March 31, 2025. Refer to Note 2 for additional information.
12.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	March 31, 2025	December 31, 2024
Noninterest-bearing deposits	$133	$131
Interest-bearing deposits
Savings, money market, and spending accounts	108,836	104,201
Certificates of deposit	42,459	47,242
Total deposit liabilities	$151,428	$151,574
At March 31, 2025, and December 31, 2024, certificates of deposit included $6.5 billion and $6.8 billion, respectively, of those in denominations in excess of $250 thousand.
13.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	March 31, 2025			December 31, 2024
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$2,450	$2,450	$—	$1,625	$1,625
Securities sold under agreements to repurchase	—	889	889	—	—	—
Total short-term borrowings	$—	$3,339	$3,339	$—	$1,625	$1,625
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of March 31, 2025, the securities sold under agreements to repurchase consisted of $889 million in U.S. Treasury securities. The repurchase agreements were set to mature within 30 days.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. As of March 31, 2025, we did not place or receive any cash collateral related to repurchase agreements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Long-Term Debt
The following table presents the composition of our long-term debt portfolio.

	March 31, 2025			December 31, 2024
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$1,968	$2,460	$4,428	$2,408	$2,411	$4,819
Due after one year	8,610	3,427	12,037	8,654	4,022	12,676
Total long-term debt (b)	$10,578	$5,887	$16,465	$11,062	$6,433	$17,495
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 19 for additional information.
(b)Includes advances from the FHLB of Pittsburgh of $3.9 billion and $4.2 billion at March 31, 2025, and December 31, 2024, respectively.
The following table presents the scheduled remaining maturity of long-term debt at March 31, 2025, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2025	2026	2027	2028	2029	2030 and thereafter	Total
Unsecured
Long-term debt	$1,956	$151	$1,622	$874	$1,029	$5,691	$11,323
Original issue discount	(56)	(82)	(94)	(107)	(123)	(283)	(745)
Total unsecured	1,900	69	1,528	767	906	5,408	10,578
Secured
Long-term debt	1,872	2,153	1,402	400	41	19	5,887
Total long-term debt	$3,772	$2,222	$2,930	$1,167	$947	$5,427	$16,465
The following table summarizes assets restricted as collateral for the payment of the related debt obligation.

($ in millions)	March 31, 2025	December 31, 2024
Consumer automotive finance receivables	$37,560	$38,316
Consumer mortgage finance receivables	16,997	17,269
Commercial finance receivables	6,755	6,297
Investment securities (amortized cost of $3,657 and $2,822) (a)	3,810	2,946
Other assets (b)	599	669
Total assets restricted as collateral (c) (d)	$65,721	$65,497
Secured debt (e)	$9,226	$8,058
(a)A portion of the restricted investment securities at March 31, 2025 was restricted under repurchase agreements. Refer to the section above titled Short-Term Borrowings for information on the repurchase agreements.
(b)Includes the collateral accounts restricted for the payment of credit-linked notes recorded within restricted cash and cash equivalents. Excludes restricted cash and cash reserves for securitization trusts. Refer to Note 11 and Note 18 for additional information.
(c)All restricted assets are those of Ally Bank.
(d)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $26.7 billion and $26.5 billion at March 31, 2025, and December 31, 2024, respectively. These assets were primarily composed of consumer mortgage finance receivables and loans as well as mortgage-backed securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $33.7 billion and $33.8 billion at March 31, 2025, and December 31, 2024, respectively. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(e)Includes $3.3 billion and $1.6 billion of short-term borrowings at March 31, 2025, and December 31, 2024, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
14.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	March 31, 2025	December 31, 2024
Accounts payable (a)	$1,166	$505
Unfunded commitments for proportional amortization investments (b)	1,022	1,019
Reserves for insurance losses and loss adjustment expenses (c)	268	189
Employee compensation and benefits	232	424
Deferred revenue	125	122
Operating lease liabilities	106	111
Other liabilities	396	444
Total accrued expenses and other liabilities (d)	$3,315	$2,814
(a)Includes payables related to the balance sheet repositioning of our available-for-sale securities portfolio as of March 31, 2025. Refer to Note 7 for additional information.
(b)Primarily relates to unfunded commitments for investments in qualified affordable housing projects.
(c)Refer to Note 5 for further information.
(d)Excludes Ally Credit Card accrued expenses and other liabilities, which were transferred to liabilities of operations held-for-sale as of March 31, 2025. Refer to Note 2 for additional information.
15.    Preferred Stock
The following table summarizes information about our preferred stock. For additional information regarding our preferred stock, refer to Note 17 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.

	March 31, 2025	December 31, 2024
Series B preferred stock (a)
Issuance date	April 22, 2021	April 22, 2021
Carrying value ($ in millions)	$1,335	$1,335
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,350,000	1,350,000
Number of shares issued and outstanding	1,350,000	1,350,000
Dividend/coupon
Prior to May 15, 2026	4.700%	4.700%
On and after May 15, 2026	Five Year Treasury + 3.868%	Five Year Treasury + 3.868%
Series C preferred stock (a)
Issuance date	June 2, 2021	June 2, 2021
Carrying value ($ in millions)	$989	$989
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,000,000	1,000,000
Number of shares issued and outstanding	1,000,000	1,000,000
Dividend/coupon
Prior to May 15, 2028	4.700%	4.700%
On and after May 15, 2028	Seven Year Treasury + 3.481%	Seven Year Treasury + 3.481%
(a)We may, at our option, redeem the Series B and Series C shares on any dividend payment date on or after May 15, 2026, or May 15, 2028, respectively, or at any time within 90 days following a regulatory event that precludes the instruments from being included in additional Tier 1 capital.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
16.    Accumulated Other Comprehensive Loss
The following table presents changes, net of tax, in each component of accumulated other comprehensive loss.

	Investment securities
($ in millions)	Available- for-sale securities (a)	Held-to-maturity securities	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Accumulated other comprehensive loss
Balance at January 1, 2024	$(3,146)	$(682)	$21	$(9)	$(3,816)
Net change	(171)	15	(1)	(16)	(173)
Balance at March 31, 2024	$(3,317)	$(667)	$20	$(25)	$(3,989)
Balance at January 1, 2025	$(3,307)	$(616)	$20	$(21)	$(3,924)
Net change	642	15	—	5	662
Balance at March 31, 2025	$(2,665)	$(601)	$20	$(16)	$(3,262)
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio. Refer to Note 7 for additional information.
(b)For additional information on derivative instruments and hedging activities, refer to Note 19.
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Three months ended March 31, 2025 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized gains arising during the period	$346		$(81)		$265
Less: Net realized losses reclassified to income from continuing operations	(495)	(a)	118	(b)	(377)
Net change	841		(199)		642
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(20)	(c)	5	(b)	(15)
Cash flow hedges (d)
Less: Net realized losses reclassified to income from continuing operations	(7)	(e)	2	(b)	(5)
Net change	7		(2)		5
Other comprehensive income	$868		$(206)		$662
(a)Includes losses reclassified to other (loss) gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income (Loss) related to the balance sheet repositioning of our available-for-sale securities portfolio. Refer to Note 7 for additional information.
(b)Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income (Loss).
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, 2024 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized losses arising during the period	$(223)		$53		$(170)
Less: Net realized gains reclassified to income from continuing operations	1	(a)	—	(b)	1
Net change	(224)		53		(171)
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(20)	(c)	5	(b)	(15)
Translation adjustments
Net unrealized losses arising during the period	(5)		1		(4)
Net investment hedges (d)
Net unrealized gains arising during the period	4		(1)		3
Cash flow hedges (d)
Net unrealized losses arising during the period	(22)		5		(17)
Less: Net realized losses reclassified to income from continuing operations	(1)	(e)	—	(b)	(1)
Net change	(21)		5		(16)
Other comprehensive loss	$(226)		$53		$(173)
(a)Includes gains reclassified to other (loss) gain on investments, net in our Condensed Consolidated Statement of Comprehensive Income (Loss).
(b)Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income (Loss).
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
17.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended March 31,
($ in millions, except per share data; shares in thousands) (a)	2025	2024
Net (loss) income from continuing operations	$(225)	$143
Preferred stock dividends — Series B	(16)	(16)
Preferred stock dividends — Series C	(12)	(12)
Net (loss) income from continuing operations attributable to common shareholders	$(253)	$115
Net (loss) income attributable to common shareholders	$(253)	$115
Basic weighted-average common shares outstanding (b)	309,006	306,003
Diluted weighted-average common shares outstanding (b) (c)	309,006	308,421
Basic earnings per common share
Net (loss) income from continuing operations	$(0.82)	$0.38
Net (loss) income	$(0.82)	$0.38
Diluted earnings per common share
Net (loss) income from continuing operations	$(0.82)	$0.37
Net (loss) income	$(0.82)	$0.37
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.
(c)Due to the antidilutive effect of the net loss from continuing operations for the three months ended March 31, 2025, basic weighted-average common shares outstanding was used to calculate basic and diluted earnings per share. During the three months ended March 31, 2025, there were 2.7 million in share-based awards excluded because their inclusion would have been antidilutive.

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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm, like Ally, is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of March 31, 2025, the stress capital buffer requirement for Ally was 2.6%. Refer to the discussion below regarding a rule proposed by the FRB that would make certain changes to the methodology for determining the stress capital buffer requirement.
Ally and Ally Bank are currently subject to the U.S. Basel III standardized approach for credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not currently subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. Since Ally and Ally Bank are currently not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income and loss from regulatory capital. As of March 31, 2025, and December 31, 2024, Ally had $3.3 billion and $3.9 billion, respectively, of accumulated other comprehensive loss, net of applicable income taxes, that was excluded from Common Equity Tier 1 capital. Refer to the discussion below about rules proposed by the U.S. banking agencies in 2023 that would require us to recognize all components of accumulated other comprehensive income and loss in regulatory capital, except gains and losses on cash-flow hedges where the hedged items are not recognized on our balance sheet at fair value. Refer also to Note 16 for additional details about our accumulated other comprehensive loss.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both March 31, 2025, and December 31, 2024, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
Under FDICIA and the PCA framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Our brokered deposits totaled $3.9 billion at March 31, 2025, which represented 2.6% of total deposit liabilities.
The following table summarizes our capital ratios under U.S. Basel III.

	March 31, 2025		December 31, 2024		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$14,607	9.50%	$15,058	9.82%	4.50%	(b)
Ally Bank	17,258	11.97	17,229	11.94	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$16,863	10.97%	$17,324	11.30%	6.00%	6.00%
Ally Bank	17,258	11.97	17,229	11.94	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$19,717	12.83%	$20,182	13.16%	8.00%	10.00%
Ally Bank	19,080	13.23	19,052	13.21	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$16,863	8.73%	$17,324	8.92%	4.00%	(b)
Ally Bank	17,258	9.46	17,229	9.40	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally was required to maintain a minimum capital conservation buffer of 2.6% at both March 31, 2025, and December 31, 2024, and Ally Bank was required to maintain a minimum capital conservation buffer of 2.5% at both March 31, 2025, and December 31, 2024.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
On January 1, 2020, we adopted CECL. Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for additional information about our allowance for loan losses accounting policy. Under a rule finalized by the FRB and other U.S. banking agencies in 2020, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The estimated impact of CECL on regulatory capital that we deferred and began phasing in on January 1, 2022, was generally calculated as the entire day-one impact at adoption plus 25% of the subsequent change in allowance during the two-year deferral period. As of January 1, 2025, the estimated impact of CECL on regulatory capital was fully phased in.
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
In April 2025, the FRB issued a proposed rule that would modify certain aspects of its supervisory stress tests. Under the proposed rule, the stress capital buffer requirement for Category I–III firms subject to the capital plan rule would be calculated using a methodology that averages results from each of the prior two consecutive annual supervisory stress tests. For Category IV firms subject to the capital plan rule, like Ally, the stress capital buffer requirement would be determined under this two-year averaging methodology only if they choose or are otherwise required to be subject to consecutive supervisory stress tests. According to the FRB, this change is intended to reduce the volatility of a firm’s regulatory capital requirement inherent in the current approach of using the results from only the most recent supervisory stress test. Additionally, to provide firms additional time to adjust to their new regulatory capital requirements, the proposal would delay the annual effective date of a firm’s updated stress capital buffer requirement from October 1 to January 1 of the following year. The proposed rule would be effective beginning with the stress capital buffer requirement from the 2025 supervisory stress test, which would average the stress capital decline components from the 2024 and 2025 supervisory stress tests for applicable firms. The FRB also indicated its intent to propose additional changes later in 2025 to improve the transparency of its supervisory stress tests, including disclosure for public comment on its underlying models and hypothetical scenarios for 2026 supervisory stress tests.
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
We received an updated preliminary stress capital buffer requirement based on our 2023 capital plan submission from the FRB in June 2023 that remained unchanged at 2.5%. The 2.5% stress capital buffer requirement was finalized in July 2023 and became effective in October 2023. We submitted our 2024 capital plan to the FRB in April 2024, and received an updated preliminary stress capital buffer requirement from the FRB in June 2024 of 2.6%. The updated 2.6% stress capital buffer requirement was finalized in August 2024, and became effective in October 2024. We submitted our 2025 capital plan to the FRB in April 2025.
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
The following table presents information related to our common stock and distributions to our common shareholders.

	Common stock repurchased during period (a) (b)		Number of common shares outstanding		Cash dividends declared per common share (c)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2024
First quarter	$29	781	302,459	303,978	$0.30
Second quarter	1	13	303,978	304,656	0.30
Third quarter	1	27	304,656	304,715	0.30
Fourth quarter	7	167	304,715	305,388	0.30
2025
First quarter	$34	877	305,388	307,152	$0.30
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)Since the commencement of our initial stock-repurchase program in the third quarter of 2016, we have reduced the number of outstanding shares of our common stock by 37%, from 484 million as of June 30, 2016, to 307 million as of March 31, 2025. Except for repurchases made of shares withheld to cover income taxes owed by participants in our share-based incentive plans, we did not make any common-stock repurchases in 2024 or the first quarter of 2025, and at this time, the Board has not authorized a stock-repurchase program for 2025.
(c)On April 15, 2025, our Board declared a quarterly cash dividend of $0.30 per share on all common stock payable on May 15, 2025, to shareholders of record at the close of business on May 1, 2025.
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
We also entered into interest rate lock commitments and forward commitments that were executed as part of our mortgage business that met the accounting definition of a derivative.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the three months ended March 31, 2025, or March 31, 2024.
We placed cash and noncash collateral with counterparties totaling $1 million and $409 million, respectively, supporting our derivative positions at March 31, 2025, compared to $414 million of noncash collateral at December 31, 2024. These amounts include noncash collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets. We granted our counterparties the right to sell or pledge the noncash collateral.
We received cash collateral from counterparties totaling $2 million and $11 million at March 31, 2025, and December 31, 2024, respectively. These amounts exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities.

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

	March 31, 2025			December 31, 2024
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$35,007	$—	$—	$33,300
Purchased options	2	—	6,150	2	—	6,150
Foreign exchange contracts
Forwards	—	—	171	8	—	170
Total derivatives designated as accounting hedges	2	—	41,328	10	—	39,620
Derivatives not designated as accounting hedges
Interest rate contracts
Forwards	—	—	34	—	—	109
Written options	—	—	7	1	—	63
Total interest rate risk	—	—	41	1	—	172
Foreign exchange contracts
Forwards	—	—	43	1	—	47
Total foreign exchange risk	—	—	43	1	—	47
Credit contracts
Credit-linked note derivatives	—	—	599	—	—	669
Other credit derivatives (a)	—	4	n/a	—	4	n/a
Total credit risk	—	4	599	—	4	669
Total derivatives not designated as accounting hedges	—	4	683	2	4	888
Total derivatives	$2	$4	$42,011	$12	$4	$40,508
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $7 million and $10 million as of March 31, 2025, and December 31, 2024, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
($ in millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Assets
Available-for-sale securities (b)	$15,785	$15,194	$(84)	$(248)	$(100)	$(132)
Finance receivables and loans, net (c)	41,802	34,493	(19)	(51)	(7)	(10)
Liabilities
Long-term debt	$5,378	$5,987	$86	$88	$86	$88
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include the amortized cost basis and unallocated basis adjustments of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2025, and December 31, 2024, the amortized cost basis and unallocated basis adjustments of the closed portfolios used in these hedging relationships was $14.2 billion and $13.9 billion, respectively, of which $14.0 billion and $13.6 billion, respectively, represents the amortized cost basis and unallocated basis adjustments of closed portfolios designated in an active hedge relationship. At March 31, 2025, and December 31, 2024, the total cumulative basis adjustments associated with these hedging relationships was a $88 million liability and a $209 million liability, respectively, of which the portion related to discontinued hedging relationships was a $99 million liability and a $103 million liability, respectively. At both March 31, 2025, and December 31, 2024, the notional amounts of the designated hedged items were $12.0 billion, with cumulative basis adjustments of an $11 million asset and a $106 million liability, respectively, which would be allocated across the entire remaining closed pool upon dedesignation of the hedge relationship. Refer to Note 7 for a reconciliation of the amortized cost and fair value of available-for-sale securities.
(c)These amounts include the carrying value of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2025, and December 31, 2024, the carrying value of the closed portfolios used in these hedging relationships was $41.8 billion and $34.5 billion, respectively, of which $40.9 billion and $33.4 billion, respectively, represents the carrying value of closed portfolios designated in an active hedge relationship. At March 31, 2025, and December 31, 2024, the total cumulative basis adjustments associated with these hedging relationships was a $19 million liability and a $51 million liability, respectively, of which the portion related to discontinued hedging relationships was a $7 million liability and a $10 million liability, respectively. At March 31, 2025, and December 31, 2024, the notional amounts of the designated hedged items were $21.6 billion and $20.1 billion, respectively, with cumulative basis adjustments of a $12 million liability and a $41 million liability, respectively, which would be allocated across the entire remaining closed pool upon dedesignation of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income (Loss).

	Three months ended March 31,
($ in millions)	2025	2024
Gain recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$1	$5
Total interest rate contracts	1	5
Foreign exchange contracts
Other operating expenses	—	1
Total foreign exchange contracts	—	1
Total gain recognized in earnings	$1	$6

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income (Loss).

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended March 31, ($ in millions)	2025	2024	2025	2024	2025	2024
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged available-for-sale securities	$—	$—	$130	$(205)	$—	$—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	(130)	205	—	—
Hedged fixed-rate consumer automotive loans	29	(94)	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(29)	94	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—
Loss on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	(7)	(1)	—	—	—	—
Total loss on cash flow hedging relationships	$(7)	$(1)	$—	$—	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income (Loss)	$2,709	$2,827	$230	$266	$271	$248
During the next 12 months, we estimate $31 million of losses will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income (Loss).

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended March 31, ($ in millions)	2025	2024	2025	2024	2025	2024
Gain on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$2	$2
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	—	1
Amortization of deferred basis adjustments of available-for-sale securities	—	—	5	6	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	17	48	—	—
Amortization of deferred loan basis adjustments	2	5	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	19	82	—	—	—	—
Total gain on fair value hedging relationships	$21	$87	$22	$54	$2	$3
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended March 31,
($ in millions)	2025	2024
Interest rate contracts
Gain (loss) recognized in other comprehensive income (loss)	$7	$(21)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss.

	Three months ended March 31,
($ in millions)	2025	2024
Foreign exchange contracts (a) (b)
Gain recognized in other comprehensive income (loss)	$—	$4
(a)There were no amounts excluded from effectiveness testing for the three months ended March 31, 2025, or 2024.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income (Loss). There were no amounts reclassified for the three months ended March 31, 2025, or 2024.
20.    Income Taxes
We recognized total income tax benefit from continuing operations of $59 million for the three months ended March 31, 2025, compared to income tax expense of $40 million for the same period in 2024. The decrease in income tax expense for the three months ended March 31, 2025, compared to the same period in 2024, was primarily attributable to the tax effects of a loss on investments recognized as a result of our balance sheet repositioning of a portion of our available-for-sale securities during the three months ended March 31, 2025.
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
We also entered into interest rate lock commitments and forward commitments that were executed as part of our mortgage operations, certain of which met the accounting definition of a derivative and therefore were recorded as derivatives on our Condensed Consolidated Balance Sheet. Interest rate lock commitments were valued with unobservable inputs, so they are classified as Level 3. Certain forward commitments are Level 2 and others are Level 3 depending on the valuation model inputs.
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

	Recurring fair value measurements
March 31, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$892	$—	$—	$892
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,086	—	—	2,086
U.S. States and political subdivisions	—	575	35	610
Foreign government	34	165	—	199
Agency mortgage-backed residential	—	12,687	—	12,687
Mortgage-backed residential	—	205	—	205
Agency mortgage-backed commercial	—	4,671	—	4,671
Asset-backed	—	74	—	74
Corporate debt	—	1,814	—	1,814
Total available-for-sale securities	2,120	20,191	35	22,346
Loans held-for-sale (c)	—	3	3	6
Other assets
Derivative contracts in a receivable position
Interest rate	—	2	—	2
Total derivative contracts in a receivable position	—	2	—	2
Total assets	$3,012	$20,196	$38	$23,246
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Credit	$—	$—	$4	$4
Total derivative contracts in a payable position	—	—	4	4
Total liabilities	$—	$—	$4	$4
(a)Our direct investment in any one industry did not exceed 11%. The concentration calculation excludes our investment in mutual funds and ETFs.
(b)Excludes $50 million of equity securities that are measured at fair value using the net asset value practical expedient and therefore are not classified in the fair value hierarchy.
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

	Equity securities		Available-for-sale securities		Loans held-for-sale (a)
($ in millions)	2025	2024	2025	2024	2025	2024
Assets
Fair value at January 1,	$—	$1	$35	$9	$5	$—
Net realized/unrealized gains
Included in earnings	—	—	—	—	—	—
Included in OCI	—	—	—	—	—	—
Purchases and originations	—	—	—	2	8	—
Sales	—	—	—	—	(10)	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	(1)	—	—	—	—
Fair value at March 31,	$—	$—	$35	$11	$3	$—
Net unrealized gains still held at March 31,
Included in earnings	$—	$—	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—
(a)Consumer mortgage loans carried at fair value due to fair value option elections.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2025	2024
Liabilities
Fair value at January 1,	$3	$8
Net realized/unrealized gains
Included in earnings	(1)	(4)
Included in OCI	—	—
Purchases and originations	—	—
Sales	—	—
Issuances	—	—
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	2	4
Fair value at March 31,	$4	$8
Net unrealized gains still held at March 31,
Included in earnings	$—	$(2)
Included in OCI	—	—
(a)Net realized/unrealized gains are reported as gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income (Loss).
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during both the three months ended March 31, 2025, and March 31, 2024. These transfers are deemed to have occurred at the end of the reporting period.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at March 31, 2025, and December 31, 2024, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period. These tables exclude operations held-for-sale, refer to Note 2 for additional information.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
March 31, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$203	$203	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	77	77	(16)	n/m	(a)
Other	—	—	21	21	(67)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	98	98	(83)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	10	10	(2)	n/m	(a)
Total assets	$—	$—	$311	$311	$(85)	n/m
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
(c)As of December 31, 2024, we recognized a $118 million impairment of goodwill at Ally Credit Card. Refer to Note 11 for further discussion.
(d)The allowance provided for repossessed and foreclosed assets represents any cumulative valuation adjustment recognized to adjust the assets to fair value.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Fair Value Option for Financial Assets
We elected the fair value option for an insignificant amount of conforming mortgage loans held-for-sale and certain non-conforming jumbo mortgage loans held-for-sale to mitigate earnings volatility by better matching the accounting for the assets with the related derivatives. Our intent in electing fair value measurement was to mitigate a divergence between accounting gains or losses and economic exposure for certain assets and liabilities.
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. This table excludes operations held-for-sale, refer to Note 2 for additional information. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at March 31, 2025, and December 31, 2024.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
March 31, 2025
Financial assets
Held-to-maturity securities	$4,668	$—	$4,670	$—	$4,670
Loans held-for-sale, net	203	—	—	203	203
Finance receivables and loans, net	130,087	—	—	132,614	132,614
FHLB/FRB stock (a)	693	—	693	—	693
Financial liabilities
Deposit liabilities	$42,459	$—	$—	$42,591	$42,591
Short-term borrowings	3,339	—	—	3,345	3,345
Long-term debt	16,465	—	12,880	4,651	17,531
December 31, 2024
Financial assets
Held-to-maturity securities	$4,346	$—	$4,293	$—	$4,293
Loans held-for-sale, net	144	—	—	144	144
Finance receivables and loans, net	132,316	—	—	134,603	134,603
FHLB/FRB stock (a)	698	—	698	—	698
Financial liabilities
Deposit liabilities	$47,242	$—	$—	$47,403	$47,403
Short-term borrowings	1,625	—	—	1,625	1,625
Long-term debt	17,495	—	13,535	4,982	18,517
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At March 31, 2025, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 19.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
March 31, 2025
Assets
Derivative assets	$2	$—	$2	$—	$(2)	$—
Total assets	$2	$—	$2	$—	$(2)	$—
Liabilities
Derivative liabilities (d)	$4	$—	$4	$—	$—	$4
Securities sold under agreements to repurchase (e)	889	—	889	—	(889)	—
Total liabilities	$893	$—	$893	$—	$(889)	$4
December 31, 2024
Assets
Derivative assets (f)	$12	$—	$12	$—	$(10)	$2
Total assets	$12	$—	$12	$—	$(10)	$2
Liabilities
Derivative liabilities (d)	$4	$—	$4	$—	$—	$4
Total liabilities	$4	$—	$4	$—	$—	$4
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
(d)Includes derivative liabilities with no offsetting arrangements of $4 million as of both March 31, 2025, and December 31, 2024.
(e)For additional information on securities sold under agreements to repurchase, refer to Note 13.
(f)Includes derivative assets with no offsetting arrangements of $1 million as of December 31, 2024.
23.    Segment Information
Operating segments are defined as components of an enterprise that engage in business activity from which revenues are earned and expenses incurred for which discrete financial information is available that is evaluated regularly by our CODM in deciding how to allocate resources and in assessing performance. We define our CODM as the CEO. The CODM uses pretax income to evaluate income generated from segment assets, and to assess a segment’s performance by comparing the results, relative to other segments. Additionally, the budgeting and forecasting process monitors budget versus actual results with emphasis on pretax income, which are also used in assessing the performance of a segment.

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
Corporate and Other
Corporate and Other primarily consists of centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock—as well as other equity investments through Ally Ventures, our strategic investment business, and reclassifications and eliminations between the reportable operating segments. Financial results related to Ally Invest, our digital brokerage and advisory offering, Ally Lending, Ally Credit Card, the management of our consumer mortgage portfolio, and CRA loans and investments are also included within Corporate and Other. We closed the sale of Ally Lending on March 1, 2024. Consumer mortgage originations will cease during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio. Additionally, we closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Financial information for our reportable operating segments is summarized as follows.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2025
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,571	$44	$221	$557	$3,393
Total interest expense	1,065	14	117	479	1,675
Net depreciation expense on operating lease assets	240	—	—	—	240
Net financing revenue and other interest income	1,266	30	104	78	1,478
Other revenue	97	364	29	(427)	63
Total net revenue	1,363	394	133	(349)	1,541
Provision for credit losses	434	—	14	(257)	191
Noninterest expense
Compensation and benefits expense	183	30	25	267	505
Insurance losses and loss adjustment expenses	—	161	—	—	161
Goodwill impairment	—	—	—	305	305
Other operating expenses
Technology and communications expenses	29	5	1	68	103
Other (b)	342	196	17	5	560
Total other operating expenses	371	201	18	73	663
Total noninterest expense	554	392	43	645	1,634
Income (loss) from continuing operations before income tax expense (benefit)	$375	$2	$76	$(737)	$(284)
Total assets	$111,672	$9,489	$11,002	$61,168	$193,331
2024
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,576	$39	$269	$698	$3,582
Total interest expense	1,010	13	149	750	1,922
Net depreciation expense on operating lease assets	192	—	—	—	192
Net financing revenue and other interest income	1,374	26	120	(52)	1,468
Other revenue	97	384	23	26	530
Total net revenue	1,471	410	143	(26)	1,998
Provision for credit losses	448	—	(1)	60	507
Noninterest expense
Compensation and benefits expense	178	28	27	286	519
Insurance losses and loss adjustment expenses	—	112	—	—	112
Other operating expenses
Technology and communications expenses	32	5	1	68	106
Other (b)	333	195	16	27	571
Total other operating expenses	365	200	17	95	677
Total noninterest expense	543	340	44	381	1,308
Income (loss) from continuing operations before income tax expense (benefit)	$480	$70	$100	$(467)	$183
Total assets	$114,464	$9,100	$10,410	$58,826	$192,800
(a)Net financing revenue and other interest income after the provision for credit losses totaled $1.3 billion and $961 million for the three months ended March 31, 2025, and 2024, respectively.
(b)Primarily consists of insurance commissions, property and equipment depreciation, and advertising and marketing expenses. Refer to Note 6 for additional information.

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
We accrue for a legal matter or other contingent exposure when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment after consultation with counsel. No assurance exists that our accruals will not need to be adjusted in the future. When a probable or reasonably possible loss on a legal matter or other contingent exposure could be material to our consolidated financial condition, results of operations, or cash flows, we provide disclosure in this note as prescribed by ASC Topic 450, Contingencies. Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for additional information related to our policy for establishing accruals.
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
25.    Subsequent Events
Declaration of Common Dividend
On April 15, 2025, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend is payable on May 15, 2025, to shareholders of record at the close of business on May 1, 2025.

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
In addition, recent announcements regarding changes in U.S. trade policies and practices, as well as counter tariffs and other reciprocal actions by other jurisdictions, have contributed to increased volatility in financial markets and adversely affected economic conditions. Risks related to the continuation or escalation of tariffs and other trading restrictions, particularly to the extent impacting the automobile industry and related sectors, and the potential impact on inflation, global trade, new and used automobile sales, consumer purchasing power, customer creditworthiness and general economic conditions, could cause our financial results to differ from the anticipated results expressed or implied in any forward-looking statements.
Any forward-looking statement made by us or on our behalf speaks only as of the date that it was made. We do not undertake to update any forward-looking statement to reflect the impact of events, circumstances, or results that arise after the date that the statement was made,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
Primary Business Lines
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, and Corporate Finance are our primary business lines. The remaining activity is reported in Corporate and Other, which primarily consists of centralized treasury activities as well as Ally Invest, our digital brokerage and personal advice offering, Ally Lending, Ally Credit Card, the management of our consumer mortgage portfolio, CRA loans and investments, and certain strategic investments through Ally Ventures. We closed the sale of Ally Lending on March 1, 2024. Consumer mortgage originations will cease during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio. Additionally, we closed the sale of Ally Credit Card on April 1, 2025. For further information, refer to Note 2 to the Condensed Consolidated Financial Statements. The following table summarizes the operating results excluding discontinued operations of each business line. Operating results for each of the business lines are more fully described in the MD&A sections that follow.

	Three months ended March 31,
($ in millions)	2025	2024	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,363	$1,471	(7)
Insurance	394	410	(4)
Corporate Finance	133	143	(7)
Corporate and Other	(349)	(26)	n/m
Total	$1,541	$1,998	(23)
Income (loss) from continuing operations before income tax expense (benefit)
Dealer Financial Services
Automotive Finance	$375	$480	(22)
Insurance	2	70	(97)
Corporate Finance	76	100	(24)
Corporate and Other	(737)	(467)	(58)
Total	$(284)	$183	n/m
n/m = not meaningful
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers and automotive retailers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers and automotive retailers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automotive manufacturers and suppliers. We continue to identify and cultivate relationships with automotive retailers, including those with leading e-commerce platforms. We also operate an online direct-lending platform for consumers seeking direct financing. We believe these products will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Additionally, we provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. Beyond offering a full suite of solutions for our dealership customers, we also offer application pass-through programs for credit applications that do not meet our underwriting criteria, allowing dealers to provide expanded access to credit for consumers and improve sales at their dealership. Through our pass-through programs, we are able to monetize our declined applications by generating a combination of acquisition fee and servicing revenue for loans that are

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
originated, sold to, and serviced on behalf of a third-party lender, or one-time acquisition fees for loans funded and serviced by a third party. Furthermore, our strong and expansive dealer relationships, comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. We have provided and continue to provide automobile financing for battery-electric and plug-in hybrid vehicles, including brands such as Tesla, Jeep, Alfa Romeo, and Chevrolet. This positions us to remain a leader in automotive financing as we believe the majority of these vehicles will be sold through dealerships and automotive retailers with whom we have an established relationship. Additionally, we continue to partner and build relationships with automotive manufacturers who use a direct-to-consumer model. During the three months ended March 31, 2025, $385 million of our consumer automotive retail loan originations and purchases, and $584 million of our operating lease originations and purchases, were for battery-electric and plug-in hybrid vehicles. As of March 31, 2025, $2.4 billion of our consumer automotive finance receivables and loans had battery-electric or plug-in hybrid vehicles as the underlying collateral, and $3.4 billion of our investment in operating leases, net of accumulated depreciation, were battery-electric or plug-in hybrid vehicles.
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
We are a market leading provider of dealer insurance products, offering a variety of commercial products and levels of coverage. Vehicle inventory insurance for dealers provides physical damage protection for dealers’ floorplan vehicles that may be financed by Ally, another lender, or may be owned by the dealer. Dealers who receive wholesale financing from us are eligible for insurance incentives such as automatic eligibility for our preferred insurance programs. We continue to grow our market position leveraging our scale and significant experience in this space. We also offer property, liability, and other ancillary coverages to dealers that are underwritten by a third-party carrier with a portion of the insurance risk assumed through a quota share agreement.
Our dealer F&I products are primarily distributed indirectly through the automotive dealer network which includes dealer relationships of approximately 1,500 in the U.S. where we serve 2.4 million consumers. As part of our focus on offering dealers a broad range of consumer F&I products, we offer VSCs, VMCs, and GAP products. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models offering owners and lessees mechanical repair protection and roadside assistance beyond the manufacturer’s new vehicle warranty. Our GAP products cover certain amounts owed by a customer beyond their covered vehicle’s value in the event the vehicle is damaged or stolen and declared a total loss. We offer F&I products in Canada, where we serve over 500,000 consumers and are the preferred VSC and other protection plan provider for GM Canada and VSC provider for Subaru Canada. Our contract to serve as the preferred VSC and protection plan provider for GM Canada extends into the third quarter of 2027.
We also underwrite ClearGuard on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction. On a smaller scale, we also periodically assume other non-automotive insurance risks through quota share arrangements and perform services as an underwriting carrier for insurance programs managed by a third party where we cede the majority of such business to external reinsurance markets.
Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles, make us a premier automotive finance and insurance company ready to support and strengthen over 21,000 active dealer relationships as of March 31, 2025. A dealer is considered to have an active relationship with us if we provided automotive financing, remarketing, or insurance services during the three months ended March 31, 2025.
•Our Corporate Finance operations primarily offer senior-secured loans to private equity sponsor-owned U.S.-based middle-market companies and to well-established asset managers that mostly provide leveraged loans. The portfolio is composed of floating-rate leveraged asset-based and cash flow/enterprise value loans. Our Corporate Finance operations had $11.0 billion of assets at March 31, 2025, and generated $133 million of total net revenue during the three months ended March 31, 2025, and continues to offer attractive returns and diversification benefits to our broader lending portfolio. Our Sponsor Finance business focuses on companies owned by private-equity sponsors with loans typically used for leveraged buyouts, refinancing and recapitalizations,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
mergers and acquisitions, growth, co-lending arrangements, turnarounds, and debtor-in-possession financings. Additionally, our Lender Finance business provides asset managers and other financing sources with facilities to partially fund their direct-lending activities. We also provide a commercial real estate product, primarily focused on lending to skilled nursing facilities, senior housing, memory care facilities, and medical office buildings.
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
Ally Credit Card is a component of our Corporate and Other segment. On April 1, 2025, we closed the sale of Ally Credit Card. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
Corporate and Other includes the financial results of our mortgage operations, which consist of our held-for-sale and held-for-investment consumer mortgage loan portfolios. Consumer mortgage originations will cease during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio.
Corporate and Other includes our CRA loans. On October 24, 2023, the U.S. banking agencies issued a final rule to modernize their regulations related to the CRA. The final rule amends their CRA regulations by introducing new tests to evaluate the CRA performance of banks, which most significantly impacts banks with over $2 billion in assets and imposes additional requirements on banks with over $10 billion in assets. Major changes to the CRA regulations include modifications related to the delineation of assessment areas, the overall evaluation framework including performance standards and metrics, the definition of community development activities, and data collection and reporting. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027. The final rule is stayed as to the plaintiff trade associations while a federal court considers the validity of the rule. On March 28, 2025, the U.S. banking agencies announced, in light of the pending litigation, their intent to issue a proposal to both rescind the final rule and reinstate the CRA framework that existed prior to the final rule.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the reportable operating segment sections of the MD&A that follow for a more complete discussion of operating results by business line.

	Three months ended March 31,
($ in millions)	2025	2024	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$3,393	$3,582	(5)
Total interest expense	1,675	1,922	13
Net depreciation expense on operating lease assets	240	192	(25)
Net financing revenue and other interest income	1,478	1,468	1
Other revenue
Insurance premiums and service revenue earned	364	345	6
Gain on mortgage and automotive loans, net	1	6	(83)
Other (loss) gain on investments, net	(499)	29	n/m
Other income, net of losses	197	150	31
Total other revenue	63	530	(88)
Total net revenue	1,541	1,998	(23)
Provision for credit losses	191	507	62
Noninterest expense
Compensation and benefits expense	505	519	3
Insurance losses and loss adjustment expenses	161	112	(44)
Goodwill impairment	305	—	n/m
Other operating expenses	663	677	2
Total noninterest expense	1,634	1,308	(25)
(Loss) income from continuing operations before income tax (benefit) expense	(284)	183	n/m
Income tax (benefit) expense from continuing operations	(59)	40	n/m
Net (loss) income from continuing operations	$(225)	$143	n/m
Financial ratios:
Return on average assets (a)	(0.48)%	0.29%	n/m
Return on average equity (a)	(6.43)%	4.22%	n/m
Equity to assets (a)	7.48%	6.98%	n/m
Common dividend payout ratio (b)	n/m	78.95%	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)During the three months ended March 31, 2025, we paid dividends of $0.30 per share and incurred a loss of $0.82 per share. Due to the relationship of this calculation and the net loss incurred, this ratio is not meaningful for the three months ended March 31, 2025. During the three months ended March 31, 2024, the common dividend payout ratio was calculated using basic earnings per common share.
We incurred a loss from continuing operations of $225 million for the three months ended March 31, 2025, compared to income earned of $143 million for the three months ended March 31, 2024. The decrease in income for the three months ended March 31, 2025, was primarily driven by other loss on investments, net, and higher total noninterest expense, partially offset by lower provision for credit losses and a decrease in income tax expense from continuing operations.
Net financing revenue and other interest income increased $10 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase for the three months ended March 31, 2025, was primarily driven by lower total interest expense, in response to lower benchmark interest rates, which decreased our cost of funds associated with our deposit liabilities. The increase was partially offset by lower commercial automotive financing revenue, which decreased due to lower yield driven by lower benchmark interest rates, as our commercial automotive loans are generally variable-rate, and lower average outstanding wholesale floorplan balances within the Stellantis dealer channel. Additionally, the increase was partially offset by higher net depreciation expense on operating lease assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance premiums and service revenue earned was $364 million for the three months ended March 31, 2025, compared to $345 million for the three months ended March 31, 2024. The increase for the three months ended March 31, 2025, was primarily driven by growth of our vehicle inventory insurance program due to higher dealer inventory levels and growth in new relationships.
Other loss on investments, net was $499 million for the three months ended March 31, 2025, compared to other gain on investments, net of $29 million for the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025, compared to the same period in 2024, was primarily attributable to our balance sheet repositioning of a portion of our available-for-sales securities and unfavorable performance from equity securities. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Other income, net of losses increased $47 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase for the three months ended March 31, 2025, was primarily driven by favorable performance from equity-method investments.
The provision for credit losses decreased $316 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in provision for credit losses for the three months ended March 31, 2025, was primarily driven by a provision benefit from the transfer of Ally Credit Card to operations held-for-sale and lower net charge-offs within our consumer automotive portfolio, partially offset by higher specific reserve activity within our commercial automotive portfolio and portfolio growth in our Corporate Finance segment. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $326 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase for the three months ended March 31, 2025, was primarily driven by the impairment of goodwill related to the transfer of Ally Credit Card to operations held-for-sale. Additionally, the increase was driven by higher insurance losses and loss adjustment expenses from our vehicle inventory insurance program. The increase was partially offset by lower operating expenses and lower compensation and benefits.
We recognized total income tax benefit from continuing operations of $59 million for the three months ended March 31, 2025, compared to income tax expense of $40 million for the three months ended March 31, 2024. The decrease in income tax expense for the three months ended March 31, 2025, compared to the same period in 2024, was primarily attributable to the tax effects of a loss on investments recognized as a result of our balance sheet repositioning of a portion of our available-for-sale securities during the three months ended March 31, 2025. Refer to Note 20 to the Condensed Consolidated Financial Statements for further discussion.

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

	Three months ended March 31,
($ in millions)	2025	2024	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,878	$1,808	4
Commercial	341	411	(17)
Loans held-for-sale	1	1	—
Operating leases	351	356	(1)
Total financing revenue and other interest income	2,571	2,576	—
Interest expense	1,065	1,010	(5)
Net depreciation expense on operating lease assets (a)	240	192	(25)
Net financing revenue and other interest income	1,266	1,374	(8)
Other revenue
Other income, net of losses	97	97	—
Total other revenue	97	97	—
Total net revenue	1,363	1,471	(7)
Provision for credit losses	434	448	3
Noninterest expense
Compensation and benefits expense	183	178	(3)
Other operating expenses	371	365	(2)
Total noninterest expense	554	543	(2)
Income from continuing operations before income tax expense	$375	$480	(22)
Total assets	$111,672	$114,464	(2)
(a)Includes net remarketing losses of $19 million and net remarketing gains of $46 million for the three months ended March 31, 2025, and 2024, respectively.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $375 million for the three months ended March 31, 2025, compared to $480 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, the decrease was primarily due to higher interest expense and net depreciation expense on operating lease assets.
Consumer automotive loan financing revenue and other interest income increased $70 million for the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily driven by higher portfolio yields as higher yielding originations replace maturity of lower yielding assets resulting from pricing actions. The increase was partially offset by lower average consumer assets resulting from the transfers of financial assets to nonconsolidated SPEs. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information regarding assets sold to nonconsolidated SPEs.
Commercial loan financing revenue and other interest income decreased $70 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily due to lower yield driven by lower benchmark interest rates, as our commercial automotive loans are generally variable-rate, and lower average outstanding wholesale floorplan balances within the Stellantis dealer channel.
Interest expense was $1.1 billion for the three months ended March 31, 2025, compared to $1.0 billion for the three months ended March 31, 2024. The increase for the three months ended March 31, 2025, was primarily driven by higher funding costs as a result of a gradual shift in the composition of our consumer portfolios to loans and leases originated during a higher interest rate environment.
Total net operating lease revenue decreased $53 million for the three months ended March 31, 2025, compared to the same period in 2024. The decrease in net operating lease revenue was driven by lower remarketing performance, and lower asset balances. We recognized

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
net remarketing losses of $19 million for the three months ended March 31, 2025, compared to net remarketing gains $46 million for the three months ended March 31, 2024. The decrease in remarketing gains was primarily driven by lower auction prices, which included approximately $20 million of losses on the sale of two specific ICE vehicle models. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses decreased $14 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in provision for credit losses for the three months ended March 31, 2025, was primarily driven by lower net charge-offs in our consumer automotive portfolio as compared to the same period in 2024, partially offset by increased specific reserve activity in our commercial automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	2025		2024
Three months ended March 31, ($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$83,740	9.10%	$84,199	8.63%
Commercial
Wholesale floorplan (d)	15,324	6.68	16,833	7.72
Other commercial automotive (e)	6,339	5.66	6,339	5.61
Investment in operating leases, net (f)	7,955	5.69	8,848	7.46
(a)Average balances are calculated using an average daily balance methodology. Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for further information regarding our basis of presentation and significant accounting policies, which are in accordance with U.S. GAAP.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.
(c)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 9.20% and 9.06% for the three months ended March 31, 2025, and 2024, respectively.
(d)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 6.50% and 7.69% for the three months ended March 31, 2025, and 2024, respectively.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes net losses on the sale of off-lease vehicles of $19 million and net gains of $46 million for the three months ended March 31, 2025, and 2024, respectively. Excluding these losses and gains on sale, the yield was 6.66% and 5.38% for the three months ended March 31, 2025, and 2024, respectively.
During the three months ended March 31, 2025, our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased 47 basis points, compared to the same period in 2024. The increase for the three months ended March 31, 2025, was primarily driven by a shift in portfolio mix as higher yielding originations replace the maturity of lower yielding assets resulting from pricing actions. Our portfolio yield for consumer automotive loans, including the effects of derivative financial instruments designated as hedges, was 10 basis points higher than our portfolio yield for consumer automotive loans excluding the effects of derivative financial instruments designated as hedges for the three months ended March 31, 2025. This is attributable to the execution of hedging strategies that are used to mitigate interest rate risks. The effects of derivative financial instruments designated as hedges are included within Corporate and Other. Refer to Note 19 to the Condensed Consolidated Financial Statements for further discussion.
During the three months ended March 31, 2025, our portfolio yield for commercial wholesale floorplan loans, excluding the impact of hedging activities, decreased 104 basis points, compared to the same period in 2024. The decrease was primarily due to lower benchmark interest rates. Additionally, our portfolio yield for other commercial automotive loans increased 5 basis points during the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily driven by the portfolio turning over and benefiting from higher yielding dealer loan originations.
Our portfolio yield for investment in operating leases, net, including gains and losses on the sale of off-lease vehicles, decreased 177 basis points to 5.69% for the three months ended March 31, 2025, as compared to 7.46% for the three months ended March 31, 2024. The decrease was due to net remarketing losses of $19 million for the three months ended March 31, 2025, compared to net remarketing gains of $46 million for the same period in 2024, primarily driven by approximately $20 million of losses on the sale of two specific ICE vehicle models. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
The following table presents retail loan originations and purchases by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended March 31, 2025
S	$2.5	39	764	$1.6	55	772
A	2.7	42	690	1.1	38	687
B	0.9	14	645	0.2	7	650
C	0.3	5	609	—	—	609
Total retail loan originations	$6.4	100	708	$2.9	100	728
Three months ended March 31, 2024
S	$2.5	38	756	$1.2	49	752
A	2.8	42	689	1.0	42	688
B	1.0	15	642	0.2	9	653
C	0.2	3	597	—	—	619
D	0.1	2	560	—	—	593
Total retail loan originations	$6.6	100	702	$2.4	100	712
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; payment-to-income ratio; and debt-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.
The following table presents the percentage of total retail loan originations and purchases, in dollars, by the loan term in months.

	Three months ended March 31,
	2025	2024
0–71	17%	14%
72–75	60	64
76 +	23	22
Total retail loan originations	100%	100%
Retail loan originations with a term of 76 months or more represented 23% of total retail loan originations for the three months ended March 31, 2025, compared to 22% for the three months ended March 31, 2024. Substantially all the loans originated with a term of 76 months or more during both the three months ended March 31, 2025, and 2024, were considered to be prime and in credit tiers S, A, or B. Our underwriting processes are designed to consider various deal structure variables—such as payment-to-income, LTV, debt-to-income, and FICO® score—that compensate for longer loan terms and mitigate underwriting risk.
During the three months ended March 31, 2025, approximately 81% of our used retail loan originations were for vehicles with a model year of 2019 or newer. According to the Bureau of Transportation Statistics, the average age of light vehicles in operation in the United States during 2024 was approximately 13 years. Substantially all used retail loan originations with a term of 76 months or more during the three months ended March 31, 2025, were for vehicles with a model year of 2019 or newer.
The following table presents the percentage of total outstanding retail loans by origination year.

March 31,	2025	2024
Pre-2021	5%	12%
2021	10	16
2022	17	27
2023	23	34
2024	34	11
2025	11	—
Total retail	100%	100%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following tables present the total retail loan and operating lease origination and purchase dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2025	2024	2025	2024
Used retail	$6,391	$6,584	63	67
New retail	2,885	2,439	28	25
Lease	877	733	9	8
Total consumer automotive financing originations (a)	$10,153	$9,756	100	100
(a)Includes CSG originations of $891 million and $1.1 billion for the three months ended March 31, 2025, and 2024, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2025	2024	2025	2024
GM dealers	$2,338	$2,212	23	23
Stellantis dealers	1,395	1,625	14	17
Other dealers and automotive retailers
OEM-franchised dealers (a)	4,198	3,536	41	36
Non-OEM-franchised dealers and automotive retailers	2,222	2,383	22	24
Total other dealers and automotive retailers	6,420	5,919	63	60
Total consumer automotive financing originations	$10,153	$9,756	100	100
(a)Includes automotive manufacturers with a direct-to-consumer model.
Total consumer automotive loan and operating lease originations increased $397 million for the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily driven by strong industry new vehicle sales and continued momentum in electric vehicle lease contracts.
We have included origination metrics by loan term and FICO® Score within this MD&A. In addition, we employ our own risk evaluation, including proprietary risk models, in evaluating credit risk, as described in the section titled Automotive Financing Volume—Acquisition and Underwriting within the MD&A in our 2024 Annual Report on Form 10-K.
The following table presents the percentage of retail loan and operating lease originations and purchases, in dollars, by FICO® Score and product type. We define prime consumer automotive loans primarily as those loans with a FICO® Score at origination of 620 or greater.

	Used retail		New retail		Lease
Three months ended March 31,	2025	2024	2025	2024	2025	2024
760 +	26%	23%	31%	21%	53%	53%
720–759	15	14	13	13	17	16
660–719	28	30	25	29	21	20
620–659	18	18	15	17	6	7
540–619	9	9	4	3	2	2
< 540	1	2	—	—	—	—
Unscored (a)	3	4	12	17	1	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 8% of total consumer loan and operating lease originations for the three months ended March 31, 2025, compared to 9% for the three months ended March 31, 2024. Consumer loans and operating leases with FICO® Scores of less than 540 represented 1% of total originations for the three months ended March 31, 2025, as compared to 2% of total originations for the same period in 2024. Nonprime applications are subject to more stringent underwriting criteria (for example, maximum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was $8.1 billion and $8.2 billion at March 31, 2025, and December 31, 2024, respectively, or approximately 9.6% and 9.7% of our total consumer automotive loans at March 31, 2025, and December 31, 2024, respectively. For discussion of our credit-risk-management practices and performance, refer to the section below titled Risk Management.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
During the first quarter of 2025, we renewed our relationship with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we maintained our committed facility at a maximum of $4.0 billion to support our continued efforts to optimize risk-adjusted returns. This commitment is effective for 364 days. As part of the agreement, we continue to purchase finance receivables on a periodic basis within prescribed eligibility requirements and risk appetite, consistent with purchase practices in prior years. All the finance receivables purchased through this channel are used vehicles, and are included in non-OEM-franchised dealers and automotive retailers in our consumer origination metrics. While different vintages and credit tiers exhibit varying performance, collectively to date, finance receivables purchased from Carvana have generally exhibited consistent delinquency and loss performance compared to loans with similar credit characteristics acquired through our indirect dealer channel. Consumer finance receivables and loans sourced from Carvana represented 8.6% of our total consumer automotive finance receivables and loans as of both March 31, 2025, and December 31, 2024. Loan purchases from Carvana were 7% of our total consumer automotive financing originations during the three months ended March 31, 2025, as compared to 9% during the three months ended March 31, 2024.
For discussion of manufacturer marketing incentives, refer to the section titled Automotive Financing Volume—Manufacturer Marketing Incentives within the MD&A in our 2024 Annual Report on Form 10-K.
Commercial Wholesale Financing Volume
The following table presents the percentage of average balance of our commercial wholesale floorplan finance receivables, in dollars, by product type and by channel.

	Average balance
Three months ended March 31, ($ in millions)	2025	2024
Stellantis new vehicles	30%	43%
GM new vehicles	28	21
Other new vehicles	24	18
Used vehicles	18	18
Total	100%	100%
Total commercial wholesale finance receivables	$15,324	$16,833
Average commercial wholesale financing receivables outstanding decreased $1.5 billion during the three months ended March 31, 2025, as compared to the same period in 2024. The decrease for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to a decrease within the Stellantis dealer channel.
Carvana's commercial line of credit totals $1.5 billion, with a scheduled maturity in the second quarter of 2025. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. This includes the line of credit being fully collateralized to mitigate counterparty credit risk in the event of a default. At March 31, 2025, Carvana’s gross wholesale floorplan assets outstanding balance was $64 million.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans was $6.3 billion for both the three months ended March 31, 2025, and 2024.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2025	2024	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$364	$345	6
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	30	26	15
Other (loss) gain on investments, net (b)	(4)	35	(111)
Other income, net of losses	4	4	—
Total insurance premiums and other income	394	410	(4)
Expense
Insurance losses and loss adjustment expenses	161	112	(44)
Acquisition and underwriting expense
Compensation and benefits expense	30	28	(7)
Insurance commissions expense	161	161	—
Other expenses	40	39	(3)
Total acquisition and underwriting expense	231	228	(1)
Total expense	392	340	(15)
Income from continuing operations before income tax expense	$2	$70	(97)
Total assets	$9,489	$9,100	4
Insurance premiums and service revenue written	$385	$354	9
Combined ratio (c)	106.5%	97.6%
(a)Includes interest expense of $14 million and $13 million for the three months ended March 31, 2025, and 2024, respectively.
(b)Includes net unrealized losses on equity securities of $15 million for the three months ended March 31, 2025, and net unrealized gains of $17 million for the three months ended March 31, 2024.
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
Our Insurance operations earned income from continuing operations before income tax expense of $2 million for the three months ended March 31, 2025, compared to $70 million for the same period in 2024. The decrease for the three months ended March 31, 2025, was primarily driven by an increase in insurance losses and loss adjustment expenses and lower net investment gains, partially offset by an increase in insurance premiums and service revenue earned.
Insurance premiums and service revenue earned was $364 million for the three months ended March 31, 2025, compared to $345 million for the same period in 2024. The increase for the three months ended March 31, 2025, was primarily driven by growth of our vehicle inventory insurance program due to higher dealer inventory levels and growth in new relationships.
Other loss on investments, net was $4 million for the three months ended March 31, 2025, compared to gain on investments, net of $35 million for the same period in 2024. This consisted of realized capital gains of $11 million during the three months ended March 31, 2025, compared to $18 million for the same period in 2024. The decrease for the three months ended March 31, 2025, was driven by net unrealized losses on equity securities of $15 million, compared to net unrealized gains on equity securities of $17 million during the same period in 2024, as a result of the performance of the equity securities included in the portfolio in line with broader market performance.
Insurance losses and loss adjustment expenses totaled $161 million for the three months ended March 31, 2025, compared to $112 million for the same period in 2024. Loss and loss adjustment expenses for the three months ended March 31, 2025, increased primarily due to significantly higher weather losses. During the three months ended March 31, 2025, weather-related loss and loss adjustment expenses from our vehicle inventory insurance program was $58 million, compared to $17 million during the same period in 2024. We utilized our excess of loss reinsurance and ceded weather-related losses on our vehicle inventory insurance program for the first quarter of 2025 as losses exceeded the retention limit, helping to partially mitigate the impact of weather losses, primarily due to severe hailstorms. In April 2025, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related losses, under which retention limits vary for each quarter.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Our combined ratio was 106.5% for the three months ended March 31, 2025, compared to 97.6% for the same period in 2024. The increase was primarily driven by higher net weather losses compared to the same period in 2024, partially offset by higher earned premiums from our vehicle inventory insurance program.
Premium and Service Revenue Written
The following table summarizes premium and service revenue written by product, net of premiums ceded to reinsurers, and premiums and service revenue assumed from third parties. VSC and GAP revenue are earned over the life of the service contract on a basis proportionate to the anticipated loss pattern. Refer to Note 3 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for further discussion of this revenue stream.

	Three months ended March 31,
($ in millions)	2025	2024
Finance and insurance products
Vehicle service contracts	$166	$178
Guaranteed asset protection and other finance and insurance products (a)	73	61
Total finance and insurance products	239	239
Property and casualty insurance (b)	134	97
Other premium and service revenue written (c)	12	18
Total	$385	$354
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
Insurance premiums and service revenue written was $385 million for the three months ended March 31, 2025, compared to $354 million for the same period in 2024. The increase was primarily due to higher written premiums from our P&C business from rising dealer inventory levels and growth in vehicle inventory insurance program relationships, increasing our market share.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents
Noninterest-bearing cash	$61	$91
Interest-bearing cash	556	527
Total cash and cash equivalents	617	618
Equity securities	940	867
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	497	464
U.S. States and political subdivisions	356	361
Foreign government	199	194
Agency mortgage-backed residential	899	853
Mortgage-backed residential	205	206
Corporate debt	1,814	1,754
Total available-for-sale securities (amortized cost of $4,353 and $4,274)	3,970	3,832
Total cash, cash equivalents, and securities	$5,527	$5,317

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
In addition to these cash and investment securities, the Insurance segment has interest-bearing intercompany arrangements with Corporate and Other, callable on demand. The intercompany loan balance due to Insurance was $804 million and $864 million at March 31, 2025, and December 31, 2024, respectively, and related interest income of $5 million and $3 million was recognized for the three months ended March 31, 2025, and March 31, 2024, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended March 31,
($ in millions)	2025	2024	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$218	$264	(17)
Interest on loans held-for-sale	3	5	(40)
Interest expense	117	149	21
Net financing revenue and other interest income	104	120	(13)
Total other revenue	29	23	26
Total net revenue	133	143	(7)
Provision for credit losses	14	(1)	n/m
Noninterest expense
Compensation and benefits expense	25	27	7
Other operating expenses	18	17	(6)
Total noninterest expense	43	44	2
Income from continuing operations before income tax expense	$76	$100	(24)
Total assets	$11,002	$10,410	6
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $76 million for the three months ended March 31, 2025, compared to $100 million for the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025, was primarily due to lower net financing revenue and other interest income and higher provision for credit losses.
Net financing revenue and other interest income was $104 million for the three months ended March 31, 2025, compared to $120 million for the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025, was primarily driven by lower average earning assets as compared to the same period in 2024. Additionally, the decrease was driven by lower fee income, as accelerated deferred fees were elevated from early loan payoffs during the three months ended March 31, 2024.
Other revenue increased $6 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase for the three months ended March 31, 2025, was primarily due to higher syndication income as compared to the same period in 2024.
The provision for credit losses increased $15 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase for the three months ended March 31, 2025, was primarily driven by portfolio growth and higher specific reserve activity as compared to the same period in 2024. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Credit Portfolio
The following table presents loans held-for-sale, the amortized cost of finance receivables and loans outstanding, unfunded lending commitments, and total serviced loans of our Corporate Finance operations. As of March 31, 2025, 62% of our loans and 59% of our lending commitments were asset based, with 100% in a first-lien position. Additionally, total criticized exposures were 12.3% and 14.2% of total Corporate Finance finance receivables and loans at March 31, 2025, and December 31, 2024, respectively.

($ in millions)	March 31, 2025	December 31, 2024
Loans held-for-sale, net	$144	$105
Finance receivables and loans (a)	$10,857	$9,593
Unfunded lending commitments (b)	$7,072	$7,913
Total serviced loans	$14,190	$12,820
(a)Includes $8.9 billion and $8.1 billion of commercial and industrial loans at March 31, 2025, and December 31, 2024, respectively, and $2.0 billion and $1.5 billion of commercial real estate loans at March 31, 2025, and December 31, 2024, respectively. Our commercial real estate loans are primarily focused on lending to skilled nursing facilities, senior housing, memory care facilities, and medical office buildings. There are no exposures related to commercial office buildings.
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

	March 31, 2025	December 31, 2024
Industry
Financial services	43.7%	42.1%
Health services	17.7	15.1
Services	12.9	14.3
Chemicals and metals	6.8	7.4
Automotive and transportation	6.1	7.0
Machinery, equipment, and electronics	5.6	6.7
Wholesale	3.1	3.0
Other manufactured products	1.4	1.5
Construction	1.2	1.3
Retail trade	1.0	1.0
Other	0.5	0.6
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended March 31,
($ in millions)	2025	2024	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$267	$341	(22)
Interest on loans held-for-sale	1	30	(97)
Interest and dividends on investment securities and other earning assets (b)	196	235	(17)
Interest on cash and cash equivalents	93	92	1
Total financing revenue and other interest income	557	698	(20)
Interest expense
Original issue discount amortization (c)	18	17	(6)
Other interest expense (d)	461	733	37
Total interest expense	479	750	36
Net financing revenue and other interest income	78	(52)	n/m
Other revenue
Gain on mortgage and automotive loans, net	1	6	(83)
Other loss on investments, net	(495)	(6)	n/m
Other income, net of losses	67	26	158
Total other revenue	(427)	26	n/m
Total net revenue	(349)	(26)	n/m
Provision for credit losses	(257)	60	n/m
Total noninterest expense (e)	645	381	(69)
Loss from continuing operations before income tax benefit	$(737)	$(467)	(58)
Total assets	$61,168	$58,826	4
n/m = not meaningful
(a)Includes financing revenue from our consumer mortgage and consumer other portfolios, and impacts associated with hedging activities within our automotive loan portfolio.
(b)Includes impacts associated with hedging activities of our available-for-sale securities.
(c)Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income (Loss).
(d)Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.
(e)Includes reductions of $217 million and $215 million for the three months ended March 31, 2025, and 2024, respectively, related to the allocation of COH expenses to other segments. The receiving segments record their allocation of COH expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes total assets for Corporate and Other.

($ in millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents and securities	$32,837	$32,599
Other investments	3,500	3,442
Mortgage finance receivables and loans, net	16,945	17,215
Assets of operations held-for-sale (a)	2,440	—
Credit card finance receivables and loans, net (a)	—	1,975
Other (b)	5,446	4,519
Total assets	$61,168	$59,750
(a)Ally Credit Card assets were transferred to operations held-for-sale as of March 31, 2025, refer to Note 2 for additional information.
(b)Primarily includes net deferred tax assets, other accounts receivable, net property and equipment, and goodwill. Refer to Note 11 for additional information.
The following table presents the scheduled remaining amortization of the original issue discount at March 31, 2025.

Year ended December 31, ($ in millions)	2025	2026	2027	2028	2029	2030 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$689	$607	$513	$406	$283	$—
Total amortization (b)	56	82	94	107	123	283	$745
(a)The maximum annual scheduled amortization for any individual year is $143 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income (Loss).
Corporate and Other incurred a loss from continuing operations before income tax benefit of $737 million for the three months ended March 31, 2025, compared to $467 million for the three months ended March 31, 2024. The increase in loss for the three months ended March 31, 2025, was driven by lower total other revenue and higher noninterest expense, partially offset by lower provision for credit losses and higher net financing revenue.
Total financing revenue and other interest income was $557 million for the three months ended March 31, 2025, compared to $698 million for the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025, was primarily driven by lower income from our hedging activities, lower average assets due to the sale of Ally Lending during the first quarter of 2024, and the run-off of our consumer mortgage portfolio, partially offset by growth within the Ally Credit Card portfolio.
Total interest expense decreased $271 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Interest expense in our Corporate and Other segment includes our external borrowing costs less the amount charged to our operating segments, which is based on our FTP methodology. The decrease in interest expense for the three months ended March 31, 2025, was primarily driven by lower residual funding costs related to a lower interest rate environment when compared to the three months ended March 31, 2024, as well as the sale of Ally Lending during the first quarter of 2024.
Total other revenue decreased $453 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025 was primarily related to our balance sheet repositioning of a portion of our available-for-sales securities, partially offset by higher gains from equity-method investments, as compared to the three months ended March 31, 2024.
The provision for credit losses decreased $317 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in provision for credit losses was driven by a provision benefit from the transfer of Ally Credit Card to operations held-for-sale. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $264 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase was primarily driven by the impairment of goodwill related to the transfer of Ally Credit Card to operations held-for-sale, partially offset by lower operating expenses as a result of the sale of Ally Lending during the first quarter of 2024, and lower compensation and benefits.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents
Noninterest-bearing cash	$482	$431
Interest-bearing cash	9,310	9,243
Total cash and cash equivalents	9,792	9,674
Equity securities	1	1
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,589	1,409
U.S. States and political subdivisions	254	256
Agency mortgage-backed residential	11,788	12,800
Agency mortgage-backed commercial	4,671	3,984
Asset-backed	74	129
Total available-for-sale securities (amortized cost of $21,419 and $22,536)	18,376	18,578
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,157	739
Mortgage-backed residential	3,435	3,465
Asset-backed retained notes	78	89
Total held-to-maturity securities (amortized cost of $4,668 and $4,346)	4,670	4,293
Total cash, cash equivalents, and securities	$32,839	$32,546
Other Investments
The following table summarizes other investments at carrying value for Corporate and Other. Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for further information on these investments.

($ in millions)	March 31, 2025	December 31, 2024
Other assets
Proportional amortization investments (a)	$2,168	$2,131
Nonmarketable equity investments	727	730
Equity-method investments (b)	605	581
Total other investments	$3,500	$3,442
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments.
(b)Primarily comprises 70 and 66 investments made in connection with our CRA program at March 31, 2025, and December 31, 2024, respectively. The carrying value of these investments was $597 million and $573 million at March 31, 2025, and December 31, 2024, respectively.
Nonmarketable equity investments and equity-method investments include strategic investments made through Ally Ventures. Ally Ventures identifies, invests in, and builds relationships with key startups. At both March 31, 2025, and December 31, 2024, the carrying value of investments made through Ally Ventures was $36 million, comprising 19 investments. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information.

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

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Trading days (a)	60.0	63.0	63.5	63.0	61.0
Average customer trades per day, (in thousands)	30.6	29.3	26.9	27.5	30.0
Funded accounts (b) (in thousands)	533	532	532	529	526
Total net customer assets (b) ($ in millions)	$17,130	$18,459	$17,466	$16,616	$16,020
Total customer cash balances (b) ($ in millions)	$1,406	$1,436	$1,393	$1,324	$1,395
(a)Represents the number of days the NYSE and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across the brokerage, robo and advisory portfolios.
During the three months ended March 31, 2025, total funded accounts remained relatively flat from the prior quarter and increased 1% from the first quarter of 2024, as industry growth remains subdued. Average customer trades per day increased 4% from the prior quarter and increased 2% from the first quarter of 2024, driven by increased market volatility and customer engagement. Additionally, net customer assets decreased 7% from the prior quarter and increased 7% from the first quarter of 2024, as a result of changes in equity market valuations and total accounts.
Mortgage
Mortgage operations consist of our held-for-sale and held-for-investment consumer mortgage loan portfolios. Consumer mortgage originations will cease during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio.
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our consumer mortgage held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium (discount) ($ in millions)	Average refreshed LTV (b) (c)	Average refreshed FICO® (d)
March 31, 2025
Adjustable-rate	$425	3	4.24%	$1	46.09%	771
Fixed-rate	16,546	97	3.15	(9)	47.74	781
Total	$16,971	100	3.18	$(8)	47.70	781
December 31, 2024
Adjustable-rate	$450	3	4.36%	$2	46.01%	770
Fixed-rate	16,793	97	3.15	(10)	47.96	782
Total	$17,243	100	3.18	$(8)	47.91	782
(a)Represents UPB, net of charge-offs.
(b)Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.
(c)Consists of only first-lien mortgages.
(d)Updated to reflect changes in credit score since loan origination.
Ally Credit Card
On April 1, 2025, we closed the sale of Ally Credit Card. For further information, refer to Note 2 to the Condensed Consolidated Financial Statements.

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
•Independent risk management — Operates independent of the business lines and is responsible for establishing and maintaining our risk-management framework and promulgating it enterprise-wide. Independent risk management also provides an objective, critical assessment of risks and — through oversight, effective challenge, and other means — evaluates whether Ally remains aligned with its risk appetite.
•Internal audit — Provides its own independent assessments regarding the quality of our loan portfolios as well as the effectiveness of our risk management, internal controls, and governance. Internal audit includes Audit Services and the Loan Review Group.
Our risk-management framework is overseen by the RC. The RC sets the risk appetite across our company while risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. Our primary types of risks include credit risk, insurance/underwriting risk, liquidity risk, market risk, business/strategic risk, reputation risk, operational risk, model risk, information technology/cybersecurity/data risk, compliance risk, and conduct risk. For more information on our risk management process, refer to the Risk Management MD&A section of our 2024 Annual Report on Form 10-K.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities based on our reportable operating segments.

($ in millions)	March 31, 2025	December 31, 2024
Finance receivables and loans
Automotive Finance (a)	$105,415	$106,655
Insurance (b)	13	15
Corporate Finance	10,857	9,593
Corporate and Other (c)	17,200	19,767
Total finance receivables and loans	133,485	136,030
Loans held-for-sale
Automotive Finance	13	5
Corporate Finance	144	105
Corporate and Other (d)	2,300	50
Total loans held-for-sale	2,457	160
Total on-balance-sheet loans	135,942	136,190
Off-balance-sheet securitized loans
Automotive Finance	1,525	1,730
Whole-loan sales
Automotive Finance	1,265	1,155
Corporate and Other	77	86
Total off-balance-sheet loans (e)	2,867	2,971
Operating lease assets
Automotive Finance	7,879	7,991
Total operating lease assets	7,879	7,991
Total loan and operating lease exposure	$146,688	$147,152
(a)Includes a liability of $19 million and $51 million associated with fair value hedging adjustments at March 31, 2025, and December 31, 2024, respectively. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.
(b)Represents insurance advance agreements with dealers that we administer through a noninsurance entity. These advances are included within our automotive commercial and industrial portfolio class.
(c)Primarily includes our consumer mortgage portfolio at both March 31, 2025, and December 31, 2024.
(d)Includes $2.2 billion of assets of operations held-for-sale as of March 31, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends given the nature of our business and the potential impacts on our exposure to credit risk. The unemployment rate rose to 4.2% as of March 31, 2025. Sales of new light vehicles fell to an annual rate of 16.4 million during the first quarter of 2025. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million in 2019, which has limited incoming used vehicle supply and supported used vehicle values. Additionally, used vehicle values may be impacted by availability, the price of new vehicles, or changes in customer preferences. However, macroeconomic risks remain elevated as a result of impacts from tariffs, inflation, consumer financial health, and geopolitical uncertainty.
Consumer Credit Portfolio
During the three months ended March 31, 2025, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, high-quality jumbo and LMI mortgage loans that were obtained through bulk loan purchases and direct-to-consumer mortgage originations, as well as revolving, unsecured loans through Ally Credit Card. Credit Card finance receivables and loans were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Condensed Consolidated Balance Sheet at March 31, 2025. For further information, refer to Note 2 to the Condensed Consolidated Financial Statements. The carrying value of our nonprime held-for-investment consumer automotive loans before allowance for loan losses represented approximately 9.6% and 9.7% of our total consumer automotive loans at March 31, 2025, and December 31, 2024, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K. During the first quarter of 2025, we announced that we will no longer accept mortgage applications after January 31, 2025. Consumer mortgage originations will cease during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
($ in millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Consumer automotive (b) (c)	$83,868	$83,757	$1,167	$1,231	$—	$—
Consumer mortgage	16,963	17,234	56	54	—	—
Consumer other (d)	—	2,294	—	90	—	—
Total consumer finance receivables and loans	$100,831	$103,285	$1,223	$1,375	$—	$—
(a)Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for additional information on our accounting policy for finance receivables and loans on nonaccrual status.
(b)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.
(c)Includes outstanding CSG loans of $9.1 billion and $9.3 billion at March 31, 2025, and December 31, 2024, respectively, and RV loans of $340 million and $360 million at March 31, 2025, and December 31, 2024, respectively.
(d)Consists of credit card finance receivables and loans, which were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Condensed Consolidated Balance Sheet at March 31, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
Total consumer finance receivables and loans decreased $2.5 billion at March 31, 2025, compared with December 31, 2024. The decrease was primarily due to the transfer of credit card finance and receivables and loans to assets of operations held-for-sale. Additionally, our consumer mortgage finance receivables and loans decreased $271 million due to portfolio runoff.
Total consumer nonperforming finance receivables and loans at March 31, 2025, decreased $152 million to $1.2 billion from December 31, 2024. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans was 1.2% and 1.3% at March 31, 2025, and December 31, 2024, respectively.
Consumer automotive loans 30 days or more past due decreased $577 million to $4.0 billion at March 31, 2025, as compared to December 31, 2024. During the three months ended March 31, 2025, we observed a decline in delinquency trends within our consumer automotive portfolio, primarily driven by seasonality.
The following table presents consumer net charge-offs and write-downs from transfers to loans held-for-sale from finance receivables and loans at amortized cost and related ratios.

	Net charge-offs (recoveries)		Write-downs from transfers to held-for-sale (a)		Total		Net charge-off ratios (b)		Combined ratios (c)
Three months ended March 31, ($ in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Consumer automotive	$445	$477	$—	$5	$445	$482	2.1%	2.3%	2.1%	2.3%
Consumer mortgage	(1)	—	—	—	(1)	—	—	—	—	—
Consumer other (d)	63	62	—	—	63	62	11.1	12.5	11.1	12.5
Total consumer finance receivables and loans	$507	$539	$—	$5	$507	$544	2.0	2.1	2.0	2.1
(a)Consumer automotive includes a $5 million reduction of allowance from the completion of a retail securitization transactions during the three months ended March 31, 2024, resulting in the deconsolidation of the assets and liabilities from our Condensed Consolidated Balance Sheet.
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
(d)Consists of Credit Card.
Our net charge-offs from total consumer finance receivables and loans were $507 million for the three months ended March 31, 2025, compared to net charge-offs of $539 million for the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025, was primarily driven by lower net charge-offs within our consumer automotive portfolio reflecting our pricing and underwriting strategies, and stability in used vehicle prices.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

	Three months ended March 31,
($ in millions)	2025	2024
Consumer automotive (a)	$9,478	$9,188
Consumer mortgage (b) (c)	91	233
Total consumer loan originations	$9,569	$9,421
(a)Includes loans purchased under forward flow agreements with automotive retailers, as well as $202 million of loans originated as held-for-sale for the three months ended March 31, 2025, and $165 million for the three months ended March 31, 2024.
(b)Excludes bulk loan purchases and includes $91 million of loans originated as held-for-sale for the three months ended March 31, 2025, and $198 million for the three months ended March 31, 2024.
(c)We stopped accepting mortgage applications after January 31, 2025. Consumer mortgage originations will cease during the second quarter of 2025.
Total consumer loan originations increased $148 million for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to higher originations within our consumer automotive loan portfolio as a result of strong industry new vehicle sales. The increase was partially offset by a decrease in consumer mortgage originations, as we stopped accepting mortgage applications after January 31, 2025.
The following table shows the percentage of consumer finance receivables and loans by state concentration based on amortized cost.

	March 31, 2025 (a)			December 31, 2024
	Consumer automotive	Consumer mortgage	Consumer other (b)	Consumer automotive	Consumer mortgage	Consumer other
California	8.5%	39.9%	—%	8.5%	39.9%	9.3%
Texas	13.5	7.2	—	13.5	7.2	7.8
Florida	9.3	6.2	—	9.3	6.2	9.1
North Carolina	4.7	1.8	—	4.6	1.9	3.0
Pennsylvania	4.5	2.1	—	4.5	2.1	4.1
Georgia	4.0	2.9	—	4.0	2.9	3.7
New York	3.9	1.9	—	3.8	1.9	5.4
New Jersey	3.3	2.5	—	3.3	2.5	3.5
Illinois	3.1	2.8	—	3.2	2.8	4.6
Ohio	3.3	0.4	—	3.3	0.4	4.5
Other United States	41.9	32.3	—	42.0	32.2	45.0
Total consumer loans	100.0%	100.0%	—%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at March 31, 2025.
(b)Excludes credit card finance receivables and loans, which were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Condensed Consolidated Balance Sheet at March 31, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.2% and 26.0% of our total outstanding consumer finance receivables and loans at March 31, 2025, and December 31, 2024, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
Commercial Credit Portfolio
For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
($ in millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Commercial
Commercial and industrial
Automotive	$16,939	$18,259	$79	$15	$—	$—
Other (b)	8,984	8,212	94	94	—	—
Commercial real estate	6,731	6,274	21	2	—	—
Total commercial finance receivables and loans	$32,654	$32,745	$194	$111	$—	$—
(a)Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for additional information on our accounting policy for finance receivables and loans on nonaccrual status.
(b)Other commercial and industrial primarily includes senior secured commercial lending largely associated with our Corporate Finance operations.
Total commercial finance receivables and loans outstanding decreased $91 million from December 31, 2024, to $32.7 billion at March 31, 2025. Results were driven by a $1.4 billion decrease in our Automotive Finance segment, primarily within the commercial and industrial receivables class, due to lower wholesale floorplan balances within the Stellantis dealer channel. This was partially offset by a $1.3 billion increase in our Corporate Finance segment.
Total commercial nonperforming finance receivables and loans were $194 million at March 31, 2025, reflecting an increase of $83 million compared to December 31, 2024. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans was 0.6% and 0.3% at March 31, 2025, and December 31, 2024, respectively.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2025	2024	2025	2024
Commercial
Commercial and industrial
Automotive	$—	$1	—%	—%
Other	—	(1)	—	—
Total commercial finance receivables and loans	$—	$—	—	—
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans was $6.7 billion and $6.3 billion at March 31, 2025, and December 31, 2024, respectively, which represented 5.0% and 4.6% of total outstanding finance receivables and loans at March 31, 2025, and December 31, 2024, respectively. There was $4.6 billion and $4.7 billion of commercial real estate loans included in the Automotive Finance segment at March 31, 2025, and December 31, 2024, respectively, and $2.0 billion and $1.5 billion of commercial real estate loans included in the Corporate Finance segment at March 31, 2025, and December 31, 2024. As of both March 31, 2025, and December 31, 2024, we had no exposures related to commercial office buildings.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

	March 31, 2025	December 31, 2024
Florida	15.9%	16.0%
Texas	13.0	14.1
California	8.1	6.6
Ohio	5.1	5.6
New York	4.9	5.4
North Carolina	4.2	4.8
Michigan	3.9	4.1
Virginia	3.1	1.9
Georgia	3.0	3.3
Missouri	2.6	2.9
Other United States	36.2	35.3
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures decreased $121 million from December 31, 2024, to $3.3 billion at March 31, 2025. The decrease in total criticized exposures was primarily driven by a decrease in Special Mention loans within the commercial and industrial portfolio class of our Automotive Finance and Corporate Finance operations. Total criticized exposures were 10.1% and 10.5% of total commercial finance receivables and loans at March 31, 2025, and December 31, 2024, respectively, representing strong overall credit performance.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

	March 31, 2025	December 31, 2024
Industry
Automotive	64.5%	64.4%
Electronics	13.3	12.8
Services	7.5	9.0
Other	14.7	13.8
Total commercial criticized finance receivables and loans	100.0%	100.0%
Repossessed and Foreclosed Assets
We classify a repossessed or foreclosed asset as held-for-sale, which is included in other assets on our Condensed Consolidated Balance Sheet, when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.
Repossessed consumer automotive loan assets in our Automotive Finance operations were $202 million and $207 million at March 31, 2025, and December 31, 2024, respectively, and foreclosed consumer mortgage assets were $1 million at both March 31, 2025, and December 31, 2024. Repossessed commercial automotive loan assets in our Automotive Finance operations were $3 million and $2 million at March 31, 2025, and December 31, 2024, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Allowance for Loan Losses
Our quantitatively determined allowance under CECL is impacted by certain forecasted economic factors as further described in Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K. For example, our consumer automotive allowance for loan losses is most sensitive to state-level unemployment rates. Our process for determining the allowance for loan losses considers a borrower’s willingness and ability to pay and considers other factors, including loan modification programs. In addition to our quantitative allowance for loan losses, we also incorporate qualitative adjustments that may relate to idiosyncratic risks, climate-related events, changes in current economic conditions that may not be reflected in quantitatively derived results, and other macroeconomic uncertainty.
We also monitor model performance, using model error and related assessments, and we may incorporate qualitative reserves to adjust our quantitatively determined allowance if we observe deterioration in model performance. Additionally, we perform a sensitivity analysis of our allowance utilizing varying macroeconomic scenarios, as described further within Critical Accounting Estimates — Allowance for Credit Losses within the MD&A of our 2024 Annual Report on Form 10-K.
Through March 31, 2025, forecasted economic variables incorporated into our quantitative allowance processes were updated to include the current macroeconomic environment and our future expectations reflecting slow GDP growth in the near term. This included (but was not limited to) the following: the unemployment rate peaking at approximately 4.3% in the first quarter of 2026, before reverting to the historical mean of approximately 5.8% by the first quarter of 2028, deceleration of GDP growth as measured on a quarter-over-quarter seasonally adjusted annualized rate basis through the third quarter of 2025, followed by increases in GDP growth through the second quarter of 2026 and reverting to the historical mean of approximately 2.1% by the third quarter of 2027, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis of approximately 16 million units through the fourth quarter of 2025, before reverting to the historical mean of 15 million units by the first quarter of 2028. Additionally, we maintain a qualitative allowance framework to account for ongoing risks and volatility in the macroeconomic environment, including the impacts from tariffs, inflation, consumer financial health, and geopolitical uncertainty, that could adversely impact frequency of loss and LGD. Our overall allowance for loan losses decreased $316 million from the prior quarter to $3.4 billion at March 31, 2025, representing 2.5% and 2.7% as a percentage of total finance receivables at March 31, 2025, and December 31, 2024, respectively.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months ended March 31, 2025, and 2024, respectively.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at January 1, 2025	$3,170	$19	$319	$3,508	$206	$3,714
Charge-offs (b)	(676)	—	(68)	(744)	(1)	(745)
Recoveries	231	1	5	237	1	238
Net charge-offs	(445)	1	(63)	(507)	—	(507)
Provision for credit losses
Provision due to change in portfolio size	3	—	—	3	11	14
Provision due to incremental charge-offs	445	(1)	63	507	—	507
Provision due to all other factors	(30)	1	(320)	(349)	19	(330)
Total provision for credit losses	418	—	(257)	161	30	191
Other	1	(2)	1	—	—	—
Allowance at March 31, 2025	$3,144	$18	$—	$3,162	$236	$3,398
Net charge-offs to average finance receivables and loans outstanding for the three months ended March 31, 2025	2.1%	—%	11.1%	2.0%	—%	1.5%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2025 (c)	269.4%	32.1%	—%	258.6%	121.6%	239.8%
Nonaccrual loans to finance receivables and loans outstanding at March 31, 2025	1.4%	0.3%	—%	1.2%	0.6%	1.1%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2025	1.8	(32.5)	—	1.6	(578.8)	1.7
(a)Consists of Credit Card.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for information regarding our charge-off policies.
(c)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at January 1, 2024	$3,083	$21	$293	$3,397	$190	$3,587
Charge-offs (b)	(688)	(1)	(68)	(757)	(1)	(758)
Recoveries	211	1	6	218	1	219
Net charge-offs	(477)	—	(62)	(539)	—	(539)
Write-downs from transfers to held-for-sale (c)	(5)	—	—	(5)	—	(5)
Provision for credit losses
Provision due to change in portfolio size	10	—	(4)	6	(7)	(1)
Provision due to incremental charge-offs	477	—	62	539	—	539
Provision due to all other factors	(38)	—	2	(36)	5	(31)
Total provision for credit losses	449	—	60	509	(2)	507
Allowance at March 31, 2024	$3,050	$21	$291	$3,362	$188	$3,550
Net charge-offs to average finance receivables and loans outstanding for the three months ended March 31, 2024	2.3%	—%	12.5%	2.1%	—%	1.6%
Net charge-offs and write-downs from transfers to held-for-sale to average finance receivables and loans outstanding for the three months ended March 31, 2024	2.3%	—%	12.5%	2.1%	—%	1.6%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2024 (d)	302.0%	45.1%	308.8%	292.5%	183.8%	283.6%
Nonaccrual loans to finance receivables and loans outstanding at March 31, 2024	1.2%	0.2%	4.8%	1.1%	0.3%	0.9%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2024	1.6	36.6	1.2	1.6	250.2	1.6
Ratio of allowance for loan losses to annualized net charge-offs and write-downs from transfers to held-for-sale at March 31, 2024	1.6	36.6	1.2	1.5	250.2	1.6
(a)Consists of Credit Card.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for information regarding our charge-off policies.
(c)Consumer automotive includes a $5 million reduction of allowance from the completion of a retail securitization transaction during the three months ended March 31, 2024, resulting in the deconsolidation of the assets and liabilities from our Condensed Consolidated Balance Sheet
(d)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.
The allowance for consumer loan losses as of March 31, 2025, decreased $200 million compared to March 31, 2024, reflecting a decrease of $291 million in the consumer other allowance, partially offset by an increase of $94 million in the consumer automotive allowance. The decrease in the allowance for consumer loan losses was primarily driven by the reversal of allowance for loan losses from the transfer of Ally Credit Card to operations held-for-sale, partially offset by a higher allowance associated with elevated delinquency levels as compared to March 31, 2024, and ongoing macroeconomic uncertainty within the consumer automotive portfolio.
The allowance for commercial loan losses as of March 31, 2025, increased $48 million compared to March 31, 2024. The increase was primarily driven by incremental specific reserves on existing nonperforming exposures in our Corporate Finance segment and increased specific reserve activity in our Automotive Finance segment.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

	Three months ended March 31,
($ in millions)	2025	2024
Consumer automotive	$418	$449
Consumer other (a)	(257)	60
Total consumer	161	509
Commercial
Commercial and industrial
Automotive	16	—
Other	11	(1)
Commercial real estate	3	(1)
Total commercial	30	(2)
Total provision for loan losses	$191	$507
(a)Consists of Credit Card.
The provision for consumer credit losses decreased $348 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in provision for consumer credit losses for the three months ended March 31, 2025, was primarily driven by a provision benefit from the transfer of Ally Credit Card to operations held-for-sale and lower net charge-offs within our consumer automotive portfolio.
The provision for commercial credit losses increased $32 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in provision for commercial credit losses was primarily driven by higher specific reserve activity within our commercial automotive portfolio and portfolio growth in our Corporate Finance segment during the three months ended March 31, 2025, as compared to the same period in 2024.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by loan portfolio class.

	2025			2024
March 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer automotive	$3,144	3.7	92.5	$3,050	3.7	85.9
Consumer mortgage	18	0.1	0.5	21	0.1	0.6
Consumer other (a)	—	—	—	291	14.9	8.2
Total consumer loans	3,162	3.1	93.0	3,362	3.2	94.7
Commercial
Commercial and industrial
Automotive	34	0.2	1.0	14	0.1	0.4
Other	162	1.8	4.8	142	1.6	4.0
Commercial real estate	40	0.6	1.2	32	0.5	0.9
Total commercial loans	236	0.7	7.0	188	0.6	5.3
Total allowance for loan losses	$3,398	2.5	100.0	$3,550	2.6	100.0
(a)Represents the allowance for loan losses on credit card finance receivables and loans, which were transferred to loans held-for-sale, and are included in assets of operations held-for-sale on our Condensed Consolidated Balance Sheet at March 31, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The impact of changes in benchmark interest rates on our balance sheet represents an exposure to market risk and can affect our expected earnings. We primarily use interest rate derivatives to manage our interest rate risk exposure.
During the three months ended March 31, 2025, the Federal Reserve maintained the federal funds target range at 4.25–4.50% in response to elevated inflation trends and a stabilized labor market. Continued high benchmark interest rates led to pricing impacts across the balance sheet. Refer to the section below titled Net Financing Revenue Sensitivity Analysis for additional information on how future rate changes may impact net financing revenue.
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
As part of our CRA program, we make investments in small business investment company funds, community and workforce development funds, tax credit funds, and other CRA-eligible funds that do not qualify as proportional amortization investments. Many of these CRA funds feature private equity or venture capital structures and are accounted for using the equity method of accounting. We recognize our share of the investee’s earnings based on the performance of the funds. We recognized a $14 million gain related to these investments during the three months ended March 31, 2025, as compared to a $15 million loss during the three months ended March 31, 2024. The gain for the three months ended March 31, 2025, was primarily due to the underlying performance of several investments in venture capital firms. There were no indications of impairment within our portfolio of CRA-eligible funds as of March 31, 2025.
In addition, we are exposed to changes in the value of other nonmarketable equity investments without readily determinable fair market values, which may cause volatility in our earnings.
As of March 31, 2025, we had $3.3 billion of cumulative net unrealized losses, inclusive of tax effects, on our debt securities. During the three months ended March 31, 2025, we recorded $265 million of net unrealized gains, inclusive of tax effects, on our available-for-sale securities. Unrealized gains and losses are recorded in other comprehensive income (loss) within our Condensed Consolidated Statement of Comprehensive Income (Loss), and are generally not realized unless we sell the securities prior to their stated maturity date.
During the three months ended March 31, 2025, we executed a balance sheet repositioning of a portion of our available-for-sale securities as a result of our capital allocation planning related to the anticipated sale of Ally Credit Card. We sold lower-yielding securities with an amortized cost of approximately $4.6 billion for approximately $4.1 billion, resulting in a pre-tax loss of $495 million during the three months ended March 31, 2025. We reinvested the proceeds in shorter duration, highly liquid securities at current market rates. For the three months ended March 31, 2025, management determined that there were no expected credit losses for available-for-sale or held-to-maturity securities in an unrealized loss position. Refer to Note 7 and Note 16 to the Condensed Consolidated Financial Statements for additional information.
The composition of our balance sheet, including shorter-duration fixed-rate consumer automotive loans and variable-rate commercial loans, along with our primary funding source of retail deposits, partially mitigates market risk. Additionally, we maintain risk-management controls that measure and monitor market risk using a variety of analytical techniques including market value and sensitivity analysis. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information. For information regarding our insured and uninsured deposit liabilities, refer to the Liquidity Management, Funding, and Regulatory Capital section of this MD&A.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
In a stable rate scenario that assumes spot rates as of March 31, 2025, remain constant through the simulation and assumes no pricing actions, net financing revenue over the next 12 months is expected to decrease by $51 million versus the baseline forecast, due to the shape of the implied forward curve.
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various parallel shocks to the implied forward curve as of March 31, 2025, and December 31, 2024.

	March 31, 2025		December 31, 2024
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$(9)	$(248)	$28	$(184)
+100 basis points	(10)	(121)	14	(86)
-100 basis points	(23)	25	(23)	4
(a)Gradual changes in interest rates are recognized over 12 months.
Since December 31, 2024, the implied forward curve has steepened, driven by the front end, as expected declines in the Federal Funds Rate increased. During the three months ended March 31, 2025, our cash balances and fixed-rate asset balances decreased, primarily due to the run-off of our investment securities and consumer mortgage portfolio. Additionally, we saw a shift from CDs to liquid deposits. The impact of these changes is reflected in our baseline net financing revenue forecast. As of March 31, 2025, our balance sheet is modestly asset sensitive in the near term due to our floating-rate assets and pay-fixed hedge position. However, our balance sheet remains liability sensitive over the medium term, driven by the assumed repricing of our deposits and market-based funding outpacing the assumed repricing of our floating-rate assets and pay-fixed swaps, which will also begin to roll down.
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
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. Our operating lease portfolio, net of accumulated depreciation was $7.9 billion and $8.0 billion as of March 31, 2025, and December 31, 2024, respectively. The expected lease residual value of our operating lease portfolio at scheduled

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
termination was $6.5 billion as of both March 31, 2025, and December 31, 2024. Certain of our operating leases are covered by residual guarantees with counterparties, which partially mitigates the residual value risk to the extent the counterparties are able to meet the terms of the contractual agreements. As of March 31, 2025, and December 31, 2024, consumer operating leases with a carrying value, net of accumulated depreciation, of $2.3 billion and $1.9 billion, respectively, were covered by residual value guarantees. Refer to Note 9 to the Condensed Consolidated Financial Statements for further information. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A of our 2024 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended March 31,
	2025	2024
Off-lease vehicles terminated (in units)	21,943	31,926
Average (loss) gain per vehicle ($ per unit)	$(863)	$1,431
Method of vehicle sales
Sale to dealer, lessee, and other	42%	59%
Auction
Internet	45	34
Physical	13	7
We recognized an average loss per vehicle of $863 for the three months ended March 31, 2025, compared to an average gain per vehicle of $1,431 for the same period in 2024. The decrease in remarketing performance during the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to lower auction prices mainly attributable to two specific ICE vehicle models. The method of vehicle sales is largely dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. Off-lease vehicles sold to lessees and dealers decreased 29% for the three months ended March 31, 2025, as compared to the same period in 2024.
Operating Lease Portfolio Mix
The following table presents the concentration of our outstanding operating leases exposures by OEM.

March 31,	2025	2024
Stellantis	53%	75%
Other OEMs (a)	47	25
(a)Our largest exposure represented 30% and 10% of our total outstanding operating leases at March 31, 2025 and March 31, 2024, respectively. No other exposure exceeded 8% and 6% of our total outstanding operating leases at March 31, 2025 and March 31, 2024, respectively.
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

March 31,	2025	2024
Sport utility vehicle	69%	69%
Car	16	4
Truck	15	27
As of March 31, 2025, and December 31, 2024, $3.4 billion and $3.0 billion of our investment in operating leases, net of accumulated depreciation, were battery-electric or plug-in hybrid vehicles, respectively. Substantially all of our investment in operating leases of battery-electric vehicles are covered by an OEM residual value guarantee of approximately 50% of the vehicles’ contract residual value. Refer to Note 9 to the Condensed Consolidated Financial Statements for more information regarding our investment in operating leases.
Climate-Related Risk
We have identified and defined climate-related risk as an emerging risk. Pursuant to our risk-management framework, emerging risks include those that are newly-identified or evolving and have the potential to significantly impact Ally, but their nature and magnitude may not yet be fully known or may be rapidly changing. Refer to the section titled Risk Factors in Part I, Item 1A of our 2024 Annual Report on Form 10-K for information on climate-related risks.
Climate-related risk is generally categorized into two major categories: (1) risk related to the transition to a lower-carbon economy (transition risk) and (2) risk related to the physical impacts of climate change (physical risk). Transition risk considers how changes in policy,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2027). Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of March 31, 2025. In recent years, we have become less reliant on market-based funding, reducing our exposure to disruptions in wholesale funding markets.
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
Our liquidity stress testing is designed to allow us to operate our businesses and to meet our contractual and contingent obligations, including unsecured debt maturities, for at least 12 months, assuming our normal access to funding is disrupted by severe market-wide and enterprise-specific events. We maintain available liquidity in the form of cash, unencumbered highly liquid securities, available FHLB capacity, and the FRB Discount Window capacity. This available liquidity is held at various legal entities and is subject to regulatory restrictions and tax implications that may limit our ability to transfer funds across entities.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes our total available liquidity.

($ in millions)	March 31, 2025	December 31, 2024
Liquid cash and equivalents (a)	$9,525	$9,561
FHLB unused pledged borrowing capacity (b)	11,303	12,211
Unencumbered highly liquid securities (c)	20,256	19,950
FRB Discount Window pledged capacity (d)	26,869	26,734
Total available liquidity	$67,953	$68,456
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
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	March 31, 2025		December 31, 2024
($ in millions)	On-balance-sheet funding	% Share of funding	On-balance-sheet funding	% Share of funding
Deposits	$151,428	88	$151,574	89
Debt
Secured financings	9,226	5	8,058	5
Institutional term debt	9,688	6	10,169	6
Retail term notes	890	1	893	—
Total debt (a)	19,804	12	19,120	11
Total on-balance-sheet funding	$171,232	100	$170,694	100
(a)Includes hedge basis adjustments as described in Note 19 to the Condensed Consolidated Financial Statements.
Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at March 31, 2025.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including savings accounts, money-market demand accounts, CDs, interest-bearing spending accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which we believe, at scale, is the most efficient and stable source of funding for us when compared to other funding sources. Retail deposits constituted 85% of our total on-balance-sheet funding sources at March 31, 2025. Total deposits, which include brokered deposits obtained through third-party intermediaries, constituted 88% of total on-balance-sheet funding at March 31, 2025.
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

	March 31, 2025		December 31, 2024
($ in millions)	Amount	% of total deposits	Amount	% of total deposits
Uninsured deposits
Total uninsured deposits, as calculated per regulatory guidelines	$17,205	11	$17,921	12
Less: Affiliate and intercompany deposits	5,335	3	6,320	4
Total uninsured deposits, excluding affiliate and intercompany deposits	$11,870	8	$11,601	8

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
On November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDI Act in connection with the receiverships of SVB and Signature. The rule provides that the total loss estimate will be periodically adjusted and the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. We paid $5 million in special assessments during the three months ended March 31, 2025. As of March 31, 2025, our FDIC special assessment liability was $24 million.
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total primary retail deposit customers (in thousands)	3,330	3,272	3,255	3,198	3,144
Deposits ($ in millions)
Retail	$146,069	$143,430	$141,449	$142,075	$145,147
Brokered	3,949	6,737	9,082	8,726	8,495
Other (a)	1,410	1,407	1,419	1,353	1,442
Total deposits	$151,428	$151,574	$151,950	$152,154	$155,084
(a)Other deposits include mortgage escrow deposits. Other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.3 billion as of both March 31, 2025, and December 31, 2024, $1.2 billion as of both September 30, 2024, and June 30, 2024, and $1.3 billion as of March 31, 2024.
During the three months ended March 31, 2025, our total deposit base decreased $146 million. During the three months ended March 31, 2025, our retail deposits increased $2.6 billion bringing the total retail deposits portfolio to $146.1 billion as of March 31, 2025. We added approximately 58,000 retail deposit customers, ending with approximately 3.3 million retail deposit customers as of March 31, 2025. During the three months ended March 31, 2025, we proactively implemented pricing actions to reduce rates paid on several of our key deposit product offerings. These pricing actions reduced deposit balances from our most rate sensitive customers, which were more than offset by deposit growth from new customers. Brokered deposits decreased $2.8 billion during the three months ended March 31, 2025, due to brokered deposit maturities and calls. During the three months ended March 31, 2025, our CD deposit liabilities decreased $4.8 billion while our savings, money market, and spending account deposit liabilities increased $4.6 billion. This trend was primarily due to customer migration to liquid savings as fixed-rate CD maturities occurred during the three months ended March 31, 2025. Strong customer acquisition and retention rates continue to deliver a favorable funding mix. Overall, we continue to maintain a relentless focus on customer experience and competitive rates.
Approximately 92% of retail deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of March 31, 2025. Our total available liquidity exceeded our uninsured retail deposit liabilities by $56.1 billion as of March 31, 2025.
We continue to be recognized for the totality of experience and value we provide our customers. Wall Street Journal’s BuySide named Ally as having the “Best Perks” for savings accounts in 2025. Additionally, Ally has been recognized on Fortune Recommends “Best Online Banks” list for 2024 in addition to being named “Best Bank” and “Best Bank for CDs” by Nerdwallet for 2025. Bankrate also named Ally as “Best Bank Overall”, “Best Online Bank”, “Best CD”, “Best Money Market Account” and “Best Checking Account”. GOBankingRates named Ally as “Best Online Bank (Gold)”, “Best Money Markets”, and “Best CDs”. Also, Newsweek ranked Ally Bank the #1 Online Bank for Customer Service. For additional information on our deposit funding by type, refer to Note 12 to the Condensed Consolidated Financial Statements.
Securitizations and Secured Financings
In addition to building a larger deposit base in recent years, we maintain a presence in the securitization markets to finance our automotive loan portfolios. Securitizations and secured funding transactions, collectively referred to as securitization transactions due to their similarities, allow us to convert our automotive finance receivables into cash earlier than what would have occurred in the normal course of business. For additional details surrounding our securitization activities, refer to the section titled Liquidity Management, Funding, and Regulatory Capital in our 2024 Annual Report on Form 10-K.
These securitization transactions may meet the criteria to be accounted for as off-balance-sheet securitization transactions if we do not hold a potentially significant economic interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Our securitization transactions may not meet the required criteria to be accounted for as off-balance-sheet securitization transactions; therefore, they are accounted for as secured borrowings. For information regarding our off-balance sheet arrangements and securitization activities, refer to Note 1 and Note 11 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans and investment securities. As of March 31, 2025, we had pledged $26.7 billion of assets to the FHLB resulting in $17.7 billion in total funding capacity with $6.4 billion of debt outstanding.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
At March 31, 2025, $65.7 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 13 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We have long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $890 million of retail term notes outstanding at March 31, 2025. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information about our outstanding long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of March 31, 2025, we had $889 million debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. The FRB, however, is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. As of March 31, 2025, we had assets pledged and restricted as collateral to the FRB totaling $33.7 billion, resulting in $26.9 billion in total funding capacity with no debt outstanding.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both March 31, 2025, and December 31, 2024, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

	Three months ended March 31,
($ in millions)	2025	2024
Net financing loss and other interest income (a)	$(240)	$(215)
Total other revenue	44	36
Total net revenue	(196)	(179)
Provision for credit losses	2	4
Total noninterest expense	120	137
Loss from continuing operations before income tax benefit	(318)	(320)
Income tax benefit from continuing operations (b)	(80)	(70)
Loss from continuing operations	(238)	(250)
Net loss (c)	$(238)	$(250)
(a)Net financing loss and other interest income is primarily driven by interest expense on long-term debt.
(b)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and consolidated tax adjustments. The income tax benefit excludes tax effects on dividends from subsidiaries.
(c)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	March 31, 2025	December 31, 2024
Total assets (a)	$6,617	$7,436
Total liabilities	$12,171	$12,644
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
Net cash provided by operating activities was $940 million and $1.3 billion for the three months ended March 31, 2025, and 2024, respectively. The change was primarily due to a $368 million decrease in net income. Refer to the Consolidated Results of Operations section of this MD&A for further discussion.
Net cash used in investing activities was $1.3 billion for the three months ended March 31, 2025 and net cash provided by investing activities was $3.6 billion for the three months ended March 31, 2024. The change was primarily due to a $2.0 billion decrease in net cash inflows related to proceeds from the sale of Ally Lending in 2024 that did not reoccur, a $1.1 billion decrease in net cash inflows related to proceeds from sales of finance receivables and loans held-for-investment, a $830 million increase in net cash outflows related to available-for-sale security activity, a $393 million increase in net cash outflows related to purchases and disposals of operating lease assets, and a $248 million increase in cash outflows related to purchases of held-to-maturity securities.
Net cash provided by financing activities was $438 million for the three months ended March 31, 2025 and net cash used in financing activities was $3.6 billion for the three months ended March 31, 2024. The change was primarily attributable to net cash inflows from the net change in short-term borrowings of $5.0 billion, a decrease of $453 million from deposits, and an increase in payments of long-term debt of $375 million.
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
We received an updated preliminary stress capital buffer requirement based on our 2023 capital plan submission from the FRB in June 2023 that remained unchanged at 2.5%. The 2.5% stress capital buffer requirement was finalized in July 2023 and became effective in October 2023. We submitted our 2024 capital plan to the FRB in April 2024, and received an updated preliminary stress capital buffer requirement from the FRB in June 2024 of 2.6%. The updated 2.6% stress capital buffer requirement was finalized in August 2024, and became effective in October 2024. We submitted our 2025 capital plan to the FRB in April 2025.
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

	March 31,
($ in millions)	2025	2024 (a)
Common Equity Tier 1 capital ratio	9.50%	9.41%
Tier 1 capital ratio	10.97%	10.84%
Total capital ratio	12.83%	12.51%
Tier 1 leverage ratio (to adjusted quarterly average assets) (b)	8.73%	8.63%
Total equity	$14,232	$13,657
CECL phase-in adjustment (c)	—	296
Preferred stock (d)	(2,324)	(2,324)
Goodwill and certain other intangibles	(295)	(720)
Deferred tax assets arising from net operating loss and tax credit carryforwards (e)	(288)	(13)
AOCI-related adjustments (f)	3,282	4,009
Common Equity Tier 1 capital	14,607	14,905
Preferred stock (d)	2,324	2,324
Other adjustments	(68)	(58)
Tier 1 capital	16,863	17,171
Qualifying subordinated debt and other instruments qualifying as Tier 2	983	695
Qualifying allowance for loan losses and other adjustments	1,871	1,936
Total capital	$19,717	$19,802
Risk-weighted assets (g)	$153,693	$158,348
(a)Capital amounts and ratios are based on regulatory filings of Ally and Ally Bank, and have not been adjusted for March 31, 2024, to reflect our change in the method of accounting for ITCs. Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for additional information about this change in accounting principle.
(b)Tier 1 leverage ratio equals Tier 1 capital divided by adjusted quarterly average total assets, which both reflect adjustments for disallowed goodwill, certain intangible assets, and disallowed deferred tax assets.
(c)We elected to delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we phased in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. As of January 1, 2025, the estimated impact of CECL on regulatory capital was fully phased in. Refer to Note 18 to the Condensed Consolidated Financial Statements for further information.
(d)Refer to Note 15 to the Condensed Consolidated Financial Statements for additional details about our non-cumulative perpetual preferred stock.
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
(a)Fitch affirmed our senior unsecured debt rating of BBB-, short-term rating of F3, and affirmed our outlook of Stable on March 3, 2025.
(b)Moody’s affirmed our senior unsecured rating of Baa3, affirmed our short-term rating of P-3, and changed our outlook to Stable from Negative on August 8, 2024.
(c)S&P affirmed our senior unsecured debt rating of BBB-, short-term rating of A-3, and affirmed our outlook of Stable on October 7, 2024.
(d)DBRS affirmed our senior unsecured debt rating of BBB, affirmed our short-term rating of R-2 (high), and affirmed our outlook of Stable on February 11, 2025.
As illustrated by the issuer ratings above, as of March 31, 2025, Ally holds an investment-grade rating from all the respective nationally recognized rating agencies.
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
Our most critical accounting estimates are as follows:
•Allowance for loan losses
•Valuation of automotive lease assets and residuals
•Fair value of financial instruments
•Determination of provision for income taxes
We did not substantively change any material aspect of our methodologies and processes used in developing any of the estimates described above from what was described in the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.
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
Net Interest Margin Table
The following table presents an analysis of net yield on interest-earning assets (or net interest margin) for the periods shown.

	2025			2024			Increase (decrease) due to
Three months ended March 31, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents (b) (c)	$9,345	$98	4.23%	$7,709	$97	5.04%	$21	$(20)	$1
Investment securities (d)	27,812	221	3.22	29,266	255	3.51	(13)	(21)	(34)
Loans held-for-sale, net	166	5	11.83	382	8	9.13	(5)	2	(3)
Finance receivables and loans, net (d) (e) (f)	135,178	2,709	8.13	138,671	2,827	8.20	(71)	(47)	(118)
Investment in operating leases, net (g)	7,955	111	5.69	8,848	164	7.46	(17)	(36)	(53)
Other earning assets	623	9	5.88	673	11	6.48	(1)	(1)	(2)
Earning assets of operations held-for-sale (h)	—	—	—	1,274	28	8.77	(28)	—	(28)
Total interest-earning assets	181,079	3,153	7.06	186,823	3,390	7.30			(237)
Noninterest-bearing cash and cash equivalents	279			309
Other assets	12,078			11,484
Allowance for loan losses	(3,708)			(3,589)
Total assets	$189,728			$195,027
Liabilities and equity
Interest-bearing deposit liabilities (d)	$150,495	$1,403	3.78%	$155,203	$1,651	4.28%	$(50)	$(198)	$(248)
Short-term borrowings	124	1	3.10	1,726	23	5.19	(21)	(1)	(22)
Long-term debt	17,245	271	6.37	17,309	248	5.78	(1)	24	23
Total interest-bearing liabilities	167,864	1,675	4.05	174,238	1,922	4.44			(247)
Noninterest-bearing deposit liabilities	145			149
Total funding sources	168,009	1,675	4.05	174,387	1,922	4.44
Other liabilities	7,529			7,021					—
Total liabilities	175,538			181,408
Total equity	14,190			13,619
Total liabilities and equity	$189,728			$195,027
Net financing revenue and other interest income		$1,478			$1,468				$10
Net interest spread (i)			3.01%			2.86%
Net yield on interest-earning assets (j)			3.31%			3.16%
(a)Average balances are calculated using an average daily balance methodology. Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for further information regarding our basis of presentation and significant accounting policies, which are in accordance with U.S. GAAP.
(b)Includes restricted interest-bearing cash and cash equivalents recorded in other assets on the Condensed Consolidated Balance Sheet.
(c)Includes interest expense related to margin received on derivative contracts of $3 million and $6 million for the three months ended March 31, 2025, and March 31, 2024, respectively. Excluding this expense, the annualized yield was 4.37% and 5.35% for the three months ended March 31, 2025, and March 31, 2024, respectively.
(d)Includes the effects of derivative financial instruments designated as hedges. Refer to Note 19 to the Condensed Consolidated Financial Statements for further information about the effects of our hedging activities.
(e)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.
(f)Includes average balances of finance receivables and loans, net that were transferred to loans held for sale and are included in assets of operations held-for-sale on our Condensed Consolidated Balance Sheet at March 31, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements.
(g)Yield includes losses on the sale of off-lease vehicles of $19 million and gains on the sale of off-lease vehicles of $46 million for the three months ended March 31, 2025, and March 31, 2024, respectively. Excluding the loss or gain on sale, the annualized yield was 6.66% and 5.38% for the three months ended March 31, 2025, and March 31, 2024, respectively.
(h)Includes average balances of Ally Lending earning assets prior to the completion of the sale on March 1, 2024, which were transferred to assets of operations held-for-sale on our Condensed Consolidated Balance Sheet at December 31, 2023.
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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 24 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings, which supplements the discussion of legal proceedings set forth in Note 29 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors described in our 2024 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Ally did not have any unregistered sales of equity securities during the three months ended March 31, 2025.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended March 31, 2025.

Three months ended March 31, 2025	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (in dollars)
January 2025	862	$39.06
February 2025	7	39.05
March 2025	8	34.18
Total	877	39.02
(a)Consists of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a) None.
(b) None.
(c) Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, none of our directors or executive officers, as defined in Rule 16a-1 under the Exchange Act, adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
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

101
The following information from our Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended March 31, 2025, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of May, 2025.

Ally Financial Inc. (Registrant)

/S/ RUSSELL E. HUTCHINSON
Russell E. Hutchinson Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Controller, and Chief Accounting Officer