Form 10-Q
period 2025-06-30
Ally Financial Inc.
filed 2025-08-04
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025, or

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
Yes ☐                    No ☑
At July 31, 2025, the number of shares outstanding of the Registrant’s common stock was 307,808,031 shares.

Index
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q
Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel Committee	Basel Committee on Banking Supervision
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956, as amended
Board	Ally Board of Directors
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
CEO	Chief Executive Officer
CIDI	Covered insured depository institution
CODM	Chief Operating Decision Maker
COH	Corporate overhead
CRA	Community Reinvestment Act of 1977, as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
DBRS	Morningstar DBRS
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DVA	Debit valuation adjustment
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act, as amended
ERMC	Enterprise Risk Management Committee
ERM	Enterprise Risk Management
ETF	Exchange-traded fund
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDI Act	Federal Deposit Insurance Act, as amended
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991, as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999, as amended
GM	General Motors Company
HTC	Historic tax credit
IB Finance	IB Finance Holding Company, LLC
IRA	Individual retirement account

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
ITC	Investment tax credit
LCR	Liquidity coverage ratio
LGD	Loss given default
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NMTC	New market tax credit
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OEM	Automotive original equipment manufacturer
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
S&P	Standard & Poor’s Global
SEC	U.S. Securities and Exchange Commission
Signature	Signature Bank
SPE	Special-purpose entity
Stellantis	Stellantis N.V.
SVB	Silicon Valley Bank
Tailoring Rules	The rules implementing Title IV of the EGRRCP Act
TLAC	Total loss-absorbing capacity
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$2,624	$2,845	$5,333	$5,672
Interest on loans held-for-sale	6	7	11	43
Interest and dividends on investment securities and other earning assets	248	265	478	531
Interest on cash and cash equivalents	95	88	193	185
Operating leases	352	333	703	689
Total financing revenue and other interest income	3,325	3,538	6,718	7,120
Interest expense
Interest on deposits	1,329	1,594	2,732	3,245
Interest on short-term borrowings	5	27	6	50
Interest on long-term debt	258	244	529	492
Interest on other	1	1	1	1
Total interest expense	1,593	1,866	3,268	3,788
Net depreciation expense on operating lease assets	216	155	456	347
Net financing revenue and other interest income	1,516	1,517	2,994	2,985
Other revenue
Insurance premiums and service revenue earned	359	341	723	686
(Loss) gain on mortgage and automotive loans, net	(4)	6	(3)	12
Other gain (loss) on investments, net	61	(7)	(438)	22
Other income, net of losses	150	165	347	315
Total other revenue	566	505	629	1,035
Total net revenue	2,082	2,022	3,623	4,020
Provision for credit losses	384	457	575	964
Noninterest expense
Compensation and benefits expense	430	442	935	961
Insurance losses and loss adjustment expenses	203	181	364	293
Goodwill impairment	—	—	305	—
Other operating expenses	629	663	1,292	1,340
Total noninterest expense	1,262	1,286	2,896	2,594
Income from continuing operations before income tax expense	436	279	152	462
Income tax expense from continuing operations	84	60	25	100
Net income from continuing operations	352	219	127	362
Net income	$352	$219	$127	$362
Other comprehensive income (loss), net of tax	43	(20)	705	(193)
Comprehensive income	$395	$199	$832	$169
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands) (a)	2025	2024	2025	2024
Net income from continuing operations attributable to common shareholders	$324	$191	$71	$306
Net income attributable to common shareholders	$324	$191	$71	$306
Basic weighted-average common shares outstanding (b)	309,895	306,774	309,453	306,388
Diluted weighted-average common shares outstanding (b)	312,434	309,886	312,033	309,154
Basic earnings per common share
Net income from continuing operations	$1.05	$0.63	$0.23	$1.00
Net income	$1.05	$0.63	$0.23	$1.00
Diluted earnings per common share
Net income from continuing operations	$1.04	$0.62	$0.23	$0.99
Net income	$1.04	$0.62	$0.23	$0.99
Cash dividends declared per common share	$0.30	$0.30	$0.60	$0.60
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

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents
Noninterest-bearing	$530	$522
Interest-bearing	10,062	9,770
Total cash and cash equivalents	10,592	10,292
Equity securities	938	871
Available-for-sale securities (amortized cost of $25,715 and $26,810)	22,397	22,410
Held-to-maturity securities (fair value of $4,559 and $4,293)	4,561	4,346
Loans held-for-sale, net	185	160
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	133,229	136,030
Allowance for loan losses	(3,416)	(3,714)
Total finance receivables and loans, net	129,813	132,316
Investment in operating leases, net	7,992	7,991
Premiums receivable and other insurance assets	2,893	2,790
Other assets	10,102	10,660
Total assets	$189,473	$191,836
Liabilities
Deposit liabilities
Noninterest-bearing	$155	$131
Interest-bearing	147,711	151,443
Total deposit liabilities	147,866	151,574
Short-term borrowings	3,856	1,625
Long-term debt	15,876	17,495
Interest payable	912	890
Unearned insurance premiums and service revenue	3,627	3,535
Accrued expenses and other liabilities	2,789	2,814
Total liabilities	174,926	177,933
Contingencies (refer to Note 24)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 519,080,636 and 515,777,584; and outstanding 307,786,642 and 305,387,550)	22,235	22,142
Preferred stock	2,324	2,324
Retained earnings	151	270
Accumulated other comprehensive loss	(3,219)	(3,924)
Treasury stock, at cost (211,293,994 and 210,390,034 shares)	(6,944)	(6,909)
Total equity	14,547	13,903
Total liabilities and equity	$189,473	$191,836
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

($ in millions)	June 30, 2025	December 31, 2024
Assets
Finance receivables and loans, net
Consumer automotive	$3,217	$4,505
Allowance for loan losses	(121)	(172)
Total finance receivables and loans, net	3,096	4,333
Other assets	264	333
Total assets	$3,360	$4,666
Liabilities
Long-term debt	$1,123	$1,561
Accrued expenses and other liabilities	2	4
Total liabilities	$1,125	$1,565
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at April 1, 2024	$22,034	$2,324	$111	$(3,989)	$(6,900)	$13,580
Net income			219			219
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(12)			(12)
Share-based compensation	43					43
Other comprehensive loss				(20)		(20)
Common stock repurchases					(1)	(1)
Common stock dividends ($0.30 per share)			(94)			(94)
Balance at June 30, 2024	$22,077	$2,324	$208	$(4,009)	$(6,901)	$13,699
Balance at April 1, 2025	$22,191	$2,324	$(78)	$(3,262)	$(6,943)	$14,232
Net income			352			352
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(12)			(12)
Share-based compensation	44					44
Other comprehensive income				43		43
Common stock repurchases					(1)	(1)
Common stock dividends ($0.30 per share)			(95)			(95)
Balance at June 30, 2025	$22,235	$2,324	$151	$(3,219)	$(6,944)	$14,547

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Six months ended June 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at December 31, 2023	$21,975	$2,324	$91	$(3,816)	$(6,871)	$13,703
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2023-02			(2)			(2)
Balance at January 1, 2024	$21,975	$2,324	$89	$(3,816)	$(6,871)	$13,701
Net income			362			362
Preferred stock dividends — Series B			(32)			(32)
Preferred stock dividends — Series C			(24)			(24)
Share-based compensation	102					102
Other comprehensive loss				(193)		(193)
Common stock repurchases					(30)	(30)
Common stock dividends ($0.60 per share)			(187)			(187)
Balance at June 30, 2024	$22,077	$2,324	$208	$(4,009)	$(6,901)	$13,699
Balance at January 1, 2025	$22,142	$2,324	$270	$(3,924)	$(6,909)	$13,903
Net income			127			127
Preferred stock dividends — Series B			(32)			(32)
Preferred stock dividends — Series C			(24)			(24)
Share-based compensation	93					93
Other comprehensive income				705		705
Common stock repurchases					(35)	(35)
Common stock dividends ($0.60 per share)			(190)			(190)
Balance at June 30, 2025	$22,235	$2,324	$151	$(3,219)	$(6,944)	$14,547
(a)Refer to the section titled Recently Adopted Accounting Standards in Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for additional information.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2025	2024
Operating activities
Net income	$127	$362
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	690	582
Goodwill impairment	305	—
Provision for credit losses	575	964
Loss (gain) on mortgage and automotive loans, net	3	(12)
Other loss (gain) on investments, net	438	(22)
Originations and purchases of loans held-for-sale	(912)	(1,074)
Proceeds from sales and repayments of loans held-for-sale	1,044	1,311
Net change in
Deferred income taxes	(249)	(117)
Interest payable	22	290
Other assets	(153)	184
Other liabilities	(115)	115
Other, net	112	137
Net cash provided by operating activities	1,887	2,720
Investing activities
Purchases of equity securities	(397)	(457)
Proceeds from sales of equity securities	376	459
Purchases of available-for-sale securities	(4,493)	(246)
Proceeds from sales of available-for-sale securities	4,157	63
Proceeds from repayments of available-for-sale securities	954	898
Purchases of held-to-maturity securities	(412)	—
Proceeds from repayments of held-to-maturity securities	238	229
Purchases of finance receivables and loans held-for-investment	(2,192)	(1,718)
Proceeds from sales of finance receivables and loans initially held-for-investment	5	1,067
Originations and repayments of finance receivables and loans initially held-for-investment and other, net	1,701	47
Purchases of operating lease assets	(1,900)	(1,609)
Disposals of operating lease assets	1,453	2,164
Proceeds from sale of operation or business unit, net	2,412	1,956
Net change in nonmarketable equity investments	(36)	77
Other, net	(298)	(340)
Net cash provided by investing activities	1,568	2,590

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2025	2024
Financing activities
Net change in short-term borrowings	2,231	(175)
Net decrease in deposits	(3,626)	(2,545)
Proceeds from issuance of long-term debt	953	549
Repayments of long-term debt	(2,612)	(2,175)
Repurchases of common stock	(35)	(30)
Common stock dividends paid	(192)	(188)
Preferred stock dividends paid	(56)	(56)
Net cash used in financing activities	(3,337)	(4,620)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	10	(5)
Net increase in cash and cash equivalents and restricted cash	128	685
Cash and cash equivalents and restricted cash at beginning of year	11,380	7,439
Cash and cash equivalents and restricted cash at June 30,	$11,508	$8,124
Supplemental disclosures
Cash paid for
Interest	$3,202	$3,455
Income taxes	108	45
Noncash items
Held-to-maturity securities received in consideration for loans sold	—	56
Loans held-for-sale transferred to finance receivables and loans held-for-investment	19	18
Finance receivables and loans held-for-investment transferred to loans held-for-sale	2,391	1,390
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

June 30, ($ in millions)	2025	2024
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$10,592	$7,369
Restricted cash and cash equivalents and restricted cash held for securitization trusts included in other assets on the Condensed Consolidated Balance Sheet (a)	916	755
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$11,508	$8,124
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
The Condensed Consolidated Financial Statements at June 30, 2025, and for the three months and six months ended June 30, 2025, and 2024, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. Reclassifications have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation. Refer to the section titled Change in Accounting Principle within Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for further details on our method of accounting for ITCs, and Note 26 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for further details on our change in allocation of costs to reportable segments and change in reportable segments. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed on February 19, 2025, with the SEC.
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
2.    Held-for-sale Operations
On January 20, 2025, we formally approved our commitment to divest our credit card operations, Ally Credit Card, and entered a definitive agreement with CardWorks, Inc. During the six months ended June 30, 2025, the assets and liabilities of Ally Credit Card were transferred to assets and liabilities of operations held-for-sale and sold. The sale occurred on April 1, 2025. Ally Credit Card was a component of our Corporate and Other segment. The related operating results have been presented within continuing operations in the Condensed Consolidated Statement of Comprehensive Income for all periods presented.
During the fourth quarter of 2024, we began exploring strategic alternatives for Ally Credit Card, which resulted in a triggering event for goodwill impairment purposes, and recognized an $118 million goodwill impairment charge.
In connection with the classification of the operations as held-for-sale, the disposal group was measured at the lower-of-cost or fair value. First, the finance receivables and loans, along with the remaining assets and liabilities, were classified as held-for-sale and measured at the lower-of-cost or fair value. The fair value was determined based on the sales agreement with the third-party purchaser. Next, the carrying value of the disposal group was compared to fair value, which resulted in a goodwill impairment charge. Lastly, we recorded a valuation allowance on other assets related to estimated selling expenses. As a result, we recognized a net pretax loss of $8 million during the six months ended June 30, 2025, which was comprised of a benefit of $306 million to our provision for credit losses, offset by a $2 million asset impairment related to Ally Credit Card branded plastics, a goodwill impairment charge of $305 million, and a valuation allowance on other assets of $7 million. We do not expect to recognize any significant incremental costs related to this transaction.

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

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated
2025
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$241	$—	$—	$241
Remarketing fee income	31	—	—	—	31
Brokerage commissions and other revenue	—	—	—	20	20
Banking fees and interchange income (d)	—	—	—	6	6
Brokered/agent commissions	—	7	—	—	7
Other	5	1	—	1	7
Total revenue from contracts with customers	36	249	—	27	312
All other revenue	61	173	19	1	254
Total other revenue (e)	$97	$422	$19	$28	$566
2024
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$247	$—	$—	$247
Remarketing fee income	30	—	—	—	30
Brokerage commissions and other revenue	—	—	—	22	22
Banking fees and interchange income (d)	—	—	—	14	14
Brokered/agent commissions	—	6	—	—	6
Other	4	1	—	—	5
Total revenue from contracts with customers	34	254	—	36	324
All other revenue	59	84	30	8	181
Total other revenue (e)	$93	$338	$30	$44	$505
(a)We had opening balances of $3.0 billion and $2.9 billion in unearned revenue associated with outstanding contracts at April 1, 2025, and 2024, respectively, and $238 million and $244 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended June 30, 2025, and 2024.
(b)At June 30, 2025, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $445 million during the remainder of 2025, $781 million in 2026, $639 million in 2027, $482 million in 2028, and $639 million thereafter. At June 30, 2024, we had unearned revenue of $3.0 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.8 billion at both April 1, 2025, and June 30, 2025, and recognized $135 million of expense during the three months ended June 30, 2025. We had deferred insurance assets of $1.8 billion at both April 1, 2024, and June 30, 2024, and recognized $144 million of expense during the three months ended June 30, 2024.
(d)Interchange income is reported net of customer rewards related to Ally Credit Card. Customer rewards expense was $7 million for the three months ended June 30, 2024. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
(e)Represents a component of total net revenue. Refer to Note 23 for further information on our reportable operating segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated
2025
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$482	$—	$—	$482
Remarketing fee income	62	—	—	—	62
Brokerage commissions and other revenue	—	—	—	40	40
Banking fees and interchange income (c)	—	—	—	25	25
Brokered/agent commissions	—	12	—	—	12
Other	10	2	—	2	14
Total revenue from contracts with customers	72	496	—	67	635
All other revenue	122	290	48	(466)	(6)
Total other revenue (d)	$194	$786	$48	$(399)	$629
2024
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$420	$—	$—	$420
Remarketing fee income	60	—	—	—	60
Brokerage commissions and other revenue	—	—	—	45	45
Banking fees and interchange income (c)	—	—	—	23	23
Brokered/agent commissions	—	10	—	—	10
Other	9	1	—	—	10
Total revenue from contracts with customers	69	431	—	68	568
All other revenue	121	291	53	2	467
Total other revenue (d)	$190	$722	$53	$70	$1,035
(a)We had opening balances of $3.0 billion in unearned revenue associated with outstanding contracts at both January 1, 2025, and 2024, and $476 million and $488 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the six months ended June 30, 2025, and 2024, respectively.
(b)We had deferred insurance assets of $1.8 billion at both January 1, 2025, and June 30, 2025, and recognized $276 million of expense during the six months ended June 30, 2025. We had deferred insurance assets of $1.8 billion at both January 1, 2024, and June 30, 2024, and recognized $291 million of expense during the six months ended June 30, 2024.
(c)Interchange income is reported net of customer rewards related to Ally Credit Card. Customer rewards expense was $6 million and $13 million for the six months ended June 30, 2025, and 2024, respectively. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
(d)Represents a component of total net revenue. Refer to Note 23 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing losses on the sale of off-lease vehicles of $19 million for the six months ended June 30, 2025, compared to net remarketing gains of $59 million and $105 million for the three months and six months ended June 30, 2024, respectively. These gains and losses are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Refer to Note 9 for additional information.
4.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Late charges and other administrative fees	$33	$47	$84	$101
Remarketing fees	31	30	62	60
Income from equity-method investments (a)	15	12	41	4
Other, net	71	76	160	150
Total other income, net of losses (b)	$150	$165	$347	$315
(a)Refer to Note 11 for further information on our equity-method investment.
(b)Includes the activity of Ally Credit Card prior to the sale on April 1, 2025. Refer to Note 2 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
5.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2025	2024
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$189	$140
Less: Reinsurance recoverable	60	66
Net reserves for insurance losses and loss adjustment expenses at January 1,	129	74
Net insurance losses and loss adjustment expenses incurred related to:
Current year	359	281
Prior years (a)	5	12
Total net insurance losses and loss adjustment expenses incurred	364	293
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(234)	(207)
Prior years	(71)	(56)
Total net insurance losses and loss adjustment expenses paid or payable	(305)	(263)
Net reserves for insurance losses and loss adjustment expenses at June 30,	188	104
Plus: Reinsurance recoverable (b)	66	99
Total gross reserves for insurance losses and loss adjustment expenses at June 30, (c)	$254	$203
(a)There have been no material adverse changes to the reserve for prior years.
(b)Included in premiums receivable and other insurance assets on our Condensed Consolidated Balance Sheet.
(c)Included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.
6.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Insurance commissions	$155	$161	$316	$322
Technology and communications	101	103	204	209
Advertising and marketing	65	79	126	152
Property and equipment depreciation	61	57	124	114
Lease and loan administration	44	43	90	91
Regulatory and licensing fees	39	38	83	92
Professional services	36	39	67	70
Vehicle remarketing and repossession	30	32	63	65
Amortization of intangible assets	—	5	3	11
Other	98	106	216	214
Total other operating expenses (a)	$629	$663	$1,292	$1,340
(a)Includes the activity of Ally Credit Card prior to the sale on April 1, 2025. Refer to Note 2 for additional information.

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

	June 30, 2025				December 31, 2024
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,216	$16	$(61)	$2,171	$2,073	$—	$(200)	$1,873
U.S. States and political subdivisions	669	—	(93)	576	704	—	(87)	617
Foreign government	197	1	(4)	194	198	1	(5)	194
Agency mortgage-backed residential (a)	15,032	4	(2,381)	12,655	16,765	—	(3,112)	13,653
Mortgage-backed residential	240	—	(39)	201	249	—	(43)	206
Agency mortgage-backed commercial (a)	5,388	11	(702)	4,697	4,819	1	(836)	3,984
Asset-backed	45	—	—	45	131	—	(2)	129
Corporate debt	1,928	12	(82)	1,858	1,871	3	(120)	1,754
Total available-for-sale securities (b) (c) (d) (e) (f)	$25,715	$44	$(3,362)	$22,397	$26,810	$5	$(4,405)	$22,410
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,310	$1	$(175)	$1,136	$935	$—	$(196)	$739
Mortgage-backed residential	3,184	171	—	3,355	3,323	142	—	3,465
Asset-backed retained notes	67	1	—	68	88	1	—	89
Total held-to-maturity securities (d) (f) (g)	$4,561	$173	$(175)	$4,559	$4,346	$143	$(196)	$4,293
(a)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $47 million asset and a $72 million liability for agency mortgage-backed residential securities at June 30, 2025, and December 31, 2024, respectively, and a $36 million asset and a $34 million liability for agency mortgage-backed commercial securities at June 30, 2025, and December 31, 2024. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 19 for additional information.
(c)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $13 million at both June 30, 2025, and December 31, 2024.
(d)Investment securities with a fair value of $4.2 billion and $3.4 billion were pledged as collateral at June 30, 2025, and December 31, 2024, respectively. This primarily included $2.8 billion and $2.9 billion pledged to secure advances from the FHLB at June 30, 2025, and December 31, 2024, respectively. This also included securities pledged for other purposes as required by contractual obligations or law, under which agreements we granted the counterparty the right to sell or pledge $1.4 billion and $439 million of the underlying available-for-sale securities at June 30, 2025, and December 31, 2024, respectively.
(e)Totals do not include accrued interest receivable, which was $85 million and $73 million at June 30, 2025, and December 31, 2024, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(f)There was no allowance for credit losses recorded at both June 30, 2025, or December 31, 2024, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(g)Totals do not include accrued interest receivable, which was $13 million and $12 million at June 30, 2025, and December 31, 2024, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
As of December 31, 2024, we did not have the intent to sell available-for-sale securities in an unrealized loss position and we did not believe it was more likely than not that we would be required to sell these securities before recovery of their amortized cost basis. In the first quarter of 2025, we executed a balance sheet repositioning of a portion of our available-for-sale securities as a result of our capital allocation planning related to the sale of Ally Credit Card. We sold lower-yielding securities with an amortized cost of approximately $4.6 billion for proceeds of $4.1 billion, resulting in a pre-tax loss of $495 million during the six months ended June 30, 2025. We reinvested the proceeds in shorter duration, highly liquid securities at current market rates. As of June 30, 2025, we did not have the intent to sell available-for-sale securities in an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2025
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,171	3.4%	$36	0.7%	$1,670	3.9%	$465	1.9%	$—	—%
U.S. States and political subdivisions	576	3.5	16	2.9	85	4.5	84	4.3	391	3.1
Foreign government	194	2.7	12	2.1	82	2.2	100	3.2	—	—
Agency mortgage-backed residential (b)	12,655	2.9	—	—	1	2.8	—	—	12,654	2.9
Mortgage-backed residential	201	2.7	—	—	—	—	—	—	201	2.7
Agency mortgage-backed commercial (b)	4,697	2.7	23	3.0	985	4.0	1,928	2.5	1,761	2.1
Asset-backed	45	1.5	—	—	45	1.5	—	—	—	—
Corporate debt	1,858	3.3	160	2.7	897	2.5	652	4.1	149	5.5
Total available-for-sale securities	$22,397	2.9	$247	2.4	$3,765	3.5	$3,229	2.8	$15,156	2.8
Amortized cost of available-for-sale securities	$25,715		$248		$3,813		$3,558		$18,096
Amortized cost of held-to-maturity securities (c)
Agency mortgage-backed residential	$1,310	3.5%	$—	—%	$—	—%	$—	—%	$1,310	3.5%
Mortgage-backed residential	3,184	2.8	—	—	—	—	8	3.4	3,176	2.8
Asset-backed retained notes	67	5.4	—	—	48	5.3	19	5.6	—	—
Total held-to-maturity securities	$4,561	3.1	$—	—	$48	5.3	$27	5.0	$4,486	3.0
December 31, 2024
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$1,873	1.6%	$54	1.0%	$1,087	1.5%	$732	1.9%	$—	—%
U.S. States and political subdivisions	617	3.4	33	6.2	72	3.1	86	4.1	426	3.2
Foreign government	194	2.7	33	2.1	51	2.5	110	2.9	—	—
Agency mortgage-backed residential (b)	13,653	2.6	—	—	7	2.0	23	2.5	13,623	2.6
Mortgage-backed residential	206	2.7	—	—	—	—	—	—	206	2.7
Agency mortgage-backed commercial (b)	3,984	2.5	23	3.1	339	3.7	1,724	2.5	1,898	2.1
Asset-backed	129	1.5	—	—	128	1.5	1	4.0	—	—
Corporate debt	1,754	3.1	184	3.0	754	2.6	695	3.3	121	5.3
Total available-for-sale securities	$22,410	2.5	$327	2.3	$2,438	2.2	$3,371	2.6	$16,274	2.6
Amortized cost of available-for-sale securities	$26,810		$330		$2,579		$3,844		$20,057
Amortized cost of held-to-maturity securities (c)
Agency mortgage-backed residential	$935	2.7%	$—	—%	$—	—%	$—	—%	$935	2.7%
Mortgage-backed residential	3,323	2.8	—	—	—	—	9	3.1	3,314	2.8
Asset-backed retained notes	88	5.4	—	—	64	5.3	24	5.6	—	—
Total held-to-maturity securities	$4,346	2.9	$—	—	$64	5.3	$33	5.0	$4,249	2.8
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
(b)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $47 million asset and a $72 million liability for agency mortgage-backed residential securities at June 30, 2025, and December 31, 2024, respectively, and a $36 million asset and a $34 million liability for agency mortgage-backed commercial securities at June 30, 2025, and December 31, 2024. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
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
The balances of cash equivalents were $360 million and $106 million at June 30, 2025, and December 31, 2024, respectively, and were composed primarily of money-market funds.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents interest and dividends on investment securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Taxable interest	$228	$244	$438	$489
Taxable dividends	5	6	10	10
Interest and dividends exempt from U.S. federal income tax	6	5	12	11
Interest and dividends on investment securities	$239	$255	$460	$510
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Available-for-sale securities
Gross realized gains	$2	$—	$2	$1
Gross realized losses (a)	—	—	(495)	—
Net realized gain (loss) on available-for-sale securities	2	—	(493)	1
Net realized gain on equity securities	25	21	33	38
Net unrealized gain (loss) on equity securities	34	(28)	22	(17)
Other gain (loss) on investments, net	$61	$(7)	$(438)	$22
(a)Includes losses reclassified from accumulated other comprehensive loss related to the balance sheet repositioning of our available-for-sale securities portfolio.
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of June 30, 2025, and December 31, 2024. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, Fitch, and DBRS. The ratings presented are a composite of the ratings sourced from the agencies or, if the ratings cannot be sourced from the agencies, are based on the asset type of the particular security. All our held-to-maturity securities were current in their payment of principal and interest as of both June 30, 2025, and December 31, 2024. We have not recorded any interest income reversals on our held-to-maturity securities during the six months ended June 30, 2025, or June 30, 2024.

($ in millions)	AAA	AA	A	BBB	Total (a)
June 30, 2025
Debt securities
Agency mortgage-backed residential	$—	$1,310	$—	$—	$1,310
Mortgage-backed residential	3,108	75	1	—	3,184
Asset-backed retained notes	61	3	2	1	67
Total held-to-maturity securities	$3,169	$1,388	$3	$1	$4,561
December 31, 2024
Debt securities
Agency mortgage-backed residential	$—	$935	$—	$—	$935
Mortgage-backed residential	3,241	78	4	—	3,323
Asset-backed retained notes	81	3	2	2	88
Total held-to-maturity securities	$3,322	$1,016	$6	$2	$4,346
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K. We have not recorded any interest income reversals on our available-for-sale securities during the six months ended June 30, 2025, or June 30, 2024.

	June 30, 2025				December 31, 2024
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$—	$—	$599	$(61)	$—	$—	$1,873	$(200)
U.S. States and political subdivisions	45	(2)	454	(91)	87	(2)	472	(85)
Foreign government	61	(1)	76	(3)	40	—	112	(5)
Agency mortgage-backed residential (a)	1,425	(5)	10,487	(2,376)	127	(3)	13,518	(3,109)
Mortgage-backed residential	—	—	200	(39)	—	—	206	(43)
Agency mortgage-backed commercial (a)	194	(4)	3,524	(698)	428	(11)	3,445	(825)
Asset-backed	—	—	44	—	—	—	124	(2)
Corporate debt	128	(2)	1,217	(80)	265	(6)	1,319	(114)
Total available-for-sale securities	$1,853	$(14)	$16,601	$(3,348)	$947	$(22)	$21,069	$(4,383)
(a)Includes basis adjustments for certain securities that are included in closed portfolios with active hedges under the portfolio layer method at June 30, 2025, and December 31, 2024. The basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
During the six months ended June 30, 2025, and 2024, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at June 30, 2025, or December 31, 2024.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
8.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	June 30, 2025	December 31, 2024
Consumer automotive (a)	$84,365	$83,757
Consumer mortgage (b)	16,588	17,234
Consumer other (c)	—	2,294
Total consumer	100,953	103,285
Commercial
Commercial and industrial
Automotive	16,443	18,259
Other	9,088	8,212
Commercial real estate	6,745	6,274
Total commercial	32,276	32,745
Total finance receivables and loans (d) (e)	$133,229	$136,030
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 19 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $5 million and $12 million at June 30, 2025, and December 31, 2024, respectively, of which all have exited the interest-only period.
(c)Consists of credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information. Billed interest on our credit card loans was included within finance receivables and loans, net as of December 31, 2024.
(d)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.3 billion at both June 30, 2025, and December 31, 2024.
(e)Totals do not include accrued interest receivable, which was $756 million and $839 million at June 30, 2025, and December 31, 2024, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and six months ended June 30, 2025, and 2024, respectively.

Three months ended June 30, 2025 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at April 1, 2025	$3,144	$18	$236	$3,398
Charge-offs (a)	(599)	(2)	(1)	(602)
Recoveries	233	2	1	236
Net charge-offs	(366)	—	—	(366)
Provision for credit losses	389	(1)	(4)	384
Other	(1)	—	1	—
Allowance at June 30, 2025	$3,166	$17	$233	$3,416
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for information regarding our charge-off policies.

Six months ended June 30, 2025 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2025	$3,170	$19	$319	$206	$3,714
Charge-offs (b)	(1,275)	(2)	(68)	(2)	(1,347)
Recoveries	464	3	5	2	474
Net charge-offs	(811)	1	(63)	—	(873)
Provision for credit losses	807	(1)	(257)	26	575
Other	—	(2)	1	1	—
Allowance at June 30, 2025	$3,166	$17	$—	$233	$3,416
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for information regarding our charge-off policies.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended June 30, 2024 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at April 1, 2024	$3,050	$21	$291	$188	$3,550
Charge-offs (b)	(605)	—	(70)	(1)	(676)
Recoveries	227	1	8	5	241
Net charge-offs	(378)	1	(62)	4	(435)
Provision for credit losses	383	(3)	73	4	457
Allowance at June 30, 2024	$3,055	$19	$302	$196	$3,572
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for information regarding our charge-off policies.

Six months ended June 30, 2024 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2024	$3,083	$21	$293	$190	$3,587
Charge-offs (b)	(1,293)	(1)	(138)	(2)	(1,434)
Recoveries	438	2	14	6	460
Net charge-offs	(855)	1	(124)	4	(974)
Write-downs from transfers to held-for-sale (c)	(5)	—	—	—	(5)
Provision for credit losses	832	(3)	133	2	964
Allowance at June 30, 2024	$3,055	$19	$302	$196	$3,572
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Consumer automotive	$—	$—	$—	$1,108
Consumer mortgage	50	117	50	117
Consumer other (a)	—	—	2,248	—
Commercial	20	120	93	165
Total sales and transfers	$70	$237	$2,391	$1,390
(a)Consists of credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
The following table presents purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Consumer automotive	$1,235	$594	$1,984	$1,575
Consumer mortgage	—	4	8	8
Total purchases of finance receivables and loans	$1,235	$598	$1,992	$1,583

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Nonaccrual Loans
The following tables present the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of June 30, 2025, and December 31, 2024. We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $3 million and $7 million for the three months and six months ended June 30, 2025, respectively, and $5 million and $10 million for the three months and six months ended June 30, 2024. Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for additional information on our accounting policy for finance receivables and loans on nonaccrual status.

			June 30, 2025
($ in millions)	Nonaccrual status at Jan. 1, 2025	Nonaccrual status at Apr. 1, 2025	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,231	$1,167	$1,134	$434
Consumer mortgage	54	56	69	42
Consumer other (b)	90	—	—	—
Total consumer	1,375	1,223	1,203	476
Commercial
Commercial and industrial
Automotive	15	79	38	23
Other	94	94	98	4
Commercial real estate	2	21	20	16
Total commercial	111	194	156	43
Total finance receivables and loans	$1,486	$1,417	$1,359	$519
(a)Represents a component of nonaccrual status at end of period.
(b)Consists of credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

			December 31, 2024
($ in millions)	Nonaccrual status at Jan. 1, 2024	Nonaccrual status at Apr. 1, 2024	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,129	$1,010	$1,231	$476
Consumer mortgage	54	45	54	36
Consumer other (b)	92	94	90	—
Total consumer	1,275	1,149	1,375	512
Commercial
Commercial and industrial
Automotive	18	5	15	—
Other	98	97	94	4
Commercial real estate	3	1	2	2
Total commercial	119	103	111	6
Total finance receivables and loans	$1,394	$1,252	$1,486	$518
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

	Origination year							Revolving loans converted to term
June 30, 2025 ($ in millions)	2025	2024	2023	2022	2021	2020 and prior	Revolving loans		Total
Consumer automotive
Current	$17,883	$24,943	$16,358	$11,895	$6,171	$3,010	$—	$—	$80,260
30–59 days past due	112	541	664	671	415	198	—	—	2,601
60–89 days past due	27	199	307	318	171	82	—	—	1,104
90 or more days past due	6	76	106	108	70	42	—	—	408
Total consumer automotive (a)	18,028	25,759	17,435	12,992	6,827	3,332	—	—	84,373
Consumer mortgage
Current	—	20	31	1,827	9,535	4,948	103	14	16,478
30–59 days past due	—	—	—	8	11	24	—	—	43
60–89 days past due	—	—	—	3	2	5	1	—	11
90 or more days past due	—	—	—	6	17	31	1	1	56
Total consumer mortgage	—	20	31	1,844	9,565	5,008	105	15	16,588
Total consumer	$18,028	$25,779	$17,466	$14,836	$16,392	$8,340	$105	$15	$100,961
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $8 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at June 30, 2025. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.

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

	Origination year							Revolving loans converted to term
June 30, 2025 ($ in millions)	2025	2024	2023	2022	2021	2020 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$170	$433	$287	$298	$111	$94	$13,437	$—	$14,830
Special mention	1	4	29	13	20	4	1,441	—	1,512
Substandard	—	—	2	2	3	—	92	—	99
Doubtful	—	—	—	—	—	—	2	—	2
Total automotive	171	437	318	313	134	98	14,972	—	16,443
Other
Pass	280	700	208	172	241	397	5,665	335	7,998
Special mention	—	—	—	388	192	67	203	20	870
Substandard	—	—	—	—	20	119	41	—	180
Doubtful	—	—	—	—	—	26	14	—	40
Total other	280	700	208	560	453	609	5,923	355	9,088
Commercial real estate
Pass	725	1,031	823	1,146	989	1,642	—	98	6,454
Special mention	—	30	64	93	47	35	—	—	269
Substandard	—	—	8	7	6	—	—	—	21
Doubtful	—	—	—	1	—	—	—	—	1
Total commercial real estate	725	1,061	895	1,247	1,042	1,677	—	98	6,745
Total commercial	$1,176	$2,198	$1,421	$2,120	$1,629	$2,384	$20,895	$453	$32,276

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$522	$336	$337	$125	$64	$52	$15,005	$—	$16,441
Special mention	3	38	15	25	3	1	1,694	—	1,779
Substandard	—	—	—	—	—	—	33	—	33
Doubtful	—	—	—	—	—	—	6	—	6
Total automotive	525	374	352	150	67	53	16,738	—	18,259
Other
Pass	707	296	261	199	18	205	5,047	84	6,817
Special mention	—	—	394	280	186	76	226	32	1,194
Substandard	—	27	—	23	46	54	12	4	166
Doubtful	—	—	—	—	—	26	9	—	35
Total other	707	323	655	502	250	361	5,294	120	8,212
Commercial real estate
Pass	959	904	1,228	1,030	757	1,137	—	36	6,051
Special mention	6	51	69	57	35	3	—	—	221
Doubtful	—	—	1	—	—	1	—	—	2
Total commercial real estate	965	955	1,298	1,087	792	1,141	—	36	6,274
Total commercial	$2,197	$1,652	$2,305	$1,739	$1,109	$1,555	$22,032	$156	$32,745
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
June 30, 2025
Commercial
Commercial and industrial
Automotive	$—	$—	$37	$37	$16,406	$16,443
Other	—	—	—	—	9,088	9,088
Commercial real estate	—	—	20	20	6,725	6,745
Total commercial	$—	$—	$57	$57	$32,219	$32,276
December 31, 2024
Commercial
Commercial and industrial
Automotive	$5	$—	$—	$5	$18,254	$18,259
Other	35	—	—	35	8,177	8,212
Commercial real estate	1	—	1	2	6,272	6,274
Total commercial	$41	$—	$1	$42	$32,703	$32,745

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present gross charge-offs of our finance receivables and loans for each portfolio class by origination year during the six months ended June 30, 2025, and during the year ended December 31, 2024, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for additional information on our charge-off policy.

	Origination year							Revolving loans converted to term
June 30, 2025 ($ in millions)	2025	2024	2023	2022	2021	2020 and prior	Revolving loans		Total
Consumer automotive	$13	$254	$383	$361	$174	$90	$—	$—	$1,275
Consumer mortgage	—	—	—	1	1	—	—	—	2
Consumer other (a)	—	—	—	—	—	—	64	4	68
Total consumer	13	254	383	362	175	90	64	4	1,345
Commercial
Commercial and industrial
Automotive	—	—	—	—	1	—	1	—	2
Total commercial	—	—	—	—	1	—	1	—	2
Total finance receivables and loans	$13	$254	$383	$362	$176	$90	$65	$4	$1,347
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

	Origination year							Revolving loans converted to term
December 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Consumer automotive (a)	$160	$779	$943	$510	$137	$152	$—	$—	$2,681
Consumer mortgage	—	—	—	1	—	1	—	—	2
Consumer other (b)	—	—	—	—	—	—	246	16	262
Total consumer	160	779	943	511	137	153	246	16	2,945
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	1	2	—	3
Total commercial	—	—	—	—	—	1	2	—	3
Total finance receivables and loans	$160	$779	$943	$511	$137	$154	$248	$16	$2,948
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
(b)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Loan Modifications
The following tables present the amortized cost basis of loans that were modified subsequent to origination during the three months and six months ended June 30, 2025, and 2024, respectively, for each portfolio segment, by modification type. For additional information on loan modification types in scope of this disclosure, refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K. The below tables exclude consumer mortgage finance receivables and loans currently enrolled in a trial modification program. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. If the borrower successfully completes the trial loan modification program, the contractual terms of the loan are updated and the modification is considered permanent. As of both June 30, 2025, and December 31, 2024, there were $4 million of consumer mortgage finance receivables and loans in a trial modification program.

	Payment extensions
Three months ended June 30, 2025 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total
Consumer automotive	$—	$130	$2	$—	$—	$132
Consumer mortgage	—	1	—	—	1	2
Total consumer	—	131	2	—	1	134
Commercial
Commercial and industrial
Automotive	3	—	—	64	—	67
Other	—	29	—	—	—	29
Commercial real estate	—	—	—	19	—	19
Total commercial	3	29	—	83	—	115
Total finance receivables and loans	$3	$160	$2	$83	$1	$249

	Payment extensions
Six months ended June 30, 2025 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$228	$2	$—	$1	$231
Consumer mortgage	—	1	—	—	3	4
Total consumer	—	229	2	—	4	235
Commercial
Commercial and industrial
Automotive	3	—	—	64	—	67
Other	3	57	—	—	—	60
Commercial real estate	—	—	—	19	1	20
Total commercial	6	57	—	83	1	147
Total finance receivables and loans	$6	$286	$2	$83	$5	$382
(a)Represents 0.3% of total finance receivables and loans outstanding as of June 30, 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Payment extensions
Three months ended June 30, 2024 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total
Consumer automotive	$—	$97	$2	$—	$—	$99
Consumer mortgage	—	1	—	—	—	1
Consumer other (a)	—	—	—	5	—	5
Total consumer	—	98	2	5	—	105
Commercial
Commercial and industrial
Automotive	11	—	—	—	—	11
Total commercial	11	—	—	—	—	11
Total finance receivables and loans	$11	$98	$2	$5	$—	$116
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

	Payment extensions
Six months ended June 30, 2024 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$190	$3	$—	$—	$193
Consumer mortgage	—	1	—	—	—	1
Consumer other (b)	—	—	1	9	—	10
Total consumer	—	191	4	9	—	204
Commercial
Commercial and industrial
Automotive	11	—	—	—	—	11
Other	—	108	—	—	—	108
Total commercial	11	108	—	—	—	119
Total finance receivables and loans	$11	$299	$4	$9	$—	$323
(a)Represents 0.2% of total finance receivables and loans outstanding as of June 30, 2024.
(b)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
The following tables present the financial effect of loan modifications that occurred during the three months and six months ended June 30, 2025, and 2024, respectively.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b) (c)
Three months ended June 30, 2025 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	30	$—	—%	—%	—	—	—%	—%
Consumer mortgage	167	—	—	—	317	420	2.9	2.0
Commercial
Commercial and industrial
Automotive	10	$—	12.1%	7.6%	—	—	—%	—%
Other	12	—	—	—	—	—	—	—
Commercial real estate	—	—	10.7	5.7	—	—	—	—
Total commercial	12	$—	11.8	7.2	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Some consumer mortgage combination loan modifications include deferrals of principal. The weighted average number of months deferred for these loans was 155 months.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b) (c)
Six months ended June 30, 2025 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	30	$1	—%	—%	67	90	13.4%	7.8%
Consumer mortgage	175	—	—	—	305	447	3.6	2.3
Commercial
Commercial and industrial
Automotive	10	$—	12.1%	7.6%	—	—	—%	—%
Other	14	—	—	—	—	—	—	—
Commercial real estate	—	—	10.7	5.7	29	34	5.0	3.0
Total commercial	14	$—	11.8	7.2	29	34	5.0	3.0
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Some consumer mortgage combination loan modifications include deferrals of principal. The weighted average number of months deferred for these loans was 155 months.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b)
Three months ended June 30, 2024 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	29	$1	—%	—%	—	—	—%	—%
Consumer mortgage	224	—	—	—	—	—	—	—
Consumer other (c)	—	—	30.4	9.8	—	—	—	—
Commercial
Commercial and industrial
Automotive	7	$—	—%	—%	—	—	—%	—%
Total commercial	7	$—	—	—	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b)
Six months ended June 30, 2024 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	29	$1	—%	—%	—	—	—%	—%
Consumer mortgage	223	—	—	—	—	—	—	—
Consumer other (c)	—	1	30.4	8.0	—	—	—	—
Commercial
Commercial and industrial
Automotive	7	$—	—%	—%	—	—	—%	—%
Other	42	—	—	—	—	—	—	—
Total commercial	39	$—	—	—	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the subsequent performance of loans recorded at amortized cost, by portfolio segment and credit quality indicator, that were modified within the 12 months prior to June 30, 2025, and 2024, respectively.

June 30, 2025 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$360	$59	$21	$7	$447
Principal forgiveness	—	—	—	5	5
Combination	2	—	—	—	2
Total consumer automotive	362	59	21	12	454
Consumer mortgage
Contractual maturity extensions	—	1	1	—	2
Combination	3	—	—	—	3
Total consumer mortgage	3	1	1	—	5
Total consumer	$365	$60	$22	$12	$459

June 30, 2025 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Automotive
Payment deferrals	$—	$—	$3	$—	$3
Interest rate concessions	—	—	64	—	64
Total automotive	—	—	67	—	67
Other
Payment deferrals	—	—	4	—	4
Contractual maturity extensions	25	29	28	—	82
Combination	14	—	—	—	14
Total other	39	29	32	—	100
Commercial real estate
Interest rate concessions	—	—	19	—	19
Combination	—	—	—	1	1
Total commercial real estate	—	—	19	1	20
Total commercial	$39	$29	$118	$1	$187

June 30, 2024 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$280	$56	$19	$4	$359
Principal forgiveness	—	—	—	5	5
Combination	1	—	—	—	1
Total consumer automotive	281	56	19	9	365
Consumer mortgage
Contractual maturity extensions	2	—	—	—	2
Combination	1	—	—	—	1
Total consumer mortgage	3	—	—	—	3
Consumer other (a)
Interest rate concessions	9	1	1	3	14
Total consumer other	9	1	1	3	14
Total consumer	$293	$57	$20	$12	$382
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

June 30, 2024 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Automotive
Payment deferrals	$—	$—	$11	$—	$11
Total automotive	—	—	11	—	11
Other
Contractual maturity extensions	53	—	55	—	108
Total other	53	—	55	—	108
Total commercial	$53	$—	$66	$—	$119
As of June 30, 2025, 2,053 consumer automotive loans with a total amortized cost of $50 million redefaulted within 12 months of modification, whereas 787 consumer automotive loans with a total amortized cost of $18 million redefaulted within 12 months of modification as of June 30, 2024.
9.    Leasing
Ally as the Lessee
We have operating leases for certain of our corporate facilities, which have remaining lease terms of 1 month to 6 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend or terminate the lease. We do not include these term extensions or termination provisions in our estimates of the lease term if we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.
During the three months and six months ended June 30, 2025, we paid $9 million and $18 million, respectively, in cash for amounts included in the measurement of lease liabilities at June 30, 2025, compared to $9 million and $17 million for the three months and six months ended June 30, 2024. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the six months ended June 30, 2025, and June 30, 2024, we obtained $6 million and $16 million, respectively, of ROU assets in exchange for new lease liabilities. As of June 30, 2025, the weighted-average remaining lease term of our operating lease portfolio was 3 years, and the weighted-average discount rate was 3.38%, compared to 3 years and 3.32% as of December 31, 2024.
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of June 30, 2025, and that have noncancelable lease terms expiring after June 30, 2025.

($ in millions)
2025	$19
2026	35
2027	27
2028	19
2029	2
2030 and thereafter	1
Total undiscounted cash flows	103
Difference between undiscounted cash flows and discounted cash flows	(5)
Total lease liability	$98
The following table details the components of total net operating lease expense.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Operating lease expense	$8	$8	$16	$15
Variable lease expense	1	1	2	2
Total lease expense, net (a)	$9	$9	$18	$17
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
When we acquire a consumer operating lease, we assume ownership of the vehicle. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. When vehicles are not purchased by customers, the receiving dealer, or automotive manufacturer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value after adjusting for any residual value guarantees. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value after adjusting for any residual value guarantees resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of June 30, 2025, and December 31, 2024, consumer operating leases with a carrying value, net of accumulated depreciation, of $2.8 billion and $1.9 billion, respectively, were covered by OEM residual value guarantees. Substantially all were covered under a residual value guarantee of approximately 50% of the vehicles’ contract residual value at both June 30, 2025, and December 31, 2024.
The following table details our investment in operating leases.

($ in millions)	June 30, 2025	December 31, 2024
Vehicles	$9,376	$9,519
Accumulated depreciation	(1,384)	(1,528)
Investment in operating leases, net	$7,992	$7,991
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after June 30, 2025.

($ in millions)
2025	$698
2026	1,130
2027	600
2028	105
2029	9
Total lease payments from operating leases	$2,542

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
We recognized operating lease revenue of $352 million and $703 million for the three months and six months ended June 30, 2025, respectively, and $333 million and $689 million for the three months and six months ended June 30, 2024. Depreciation expense on operating lease assets includes net remarketing gains and losses recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Depreciation expense on operating lease assets (excluding remarketing (gains) losses) (a)	$216	$214	$437	$452
Remarketing (gains) losses, net	—	(59)	19	(105)
Net depreciation expense on operating lease assets	$216	$155	$456	$347
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $6 million and $12 million for the three months and six months ended June 30, 2025, respectively, and $6 million and $10 million for the three months and six months ended June 30, 2024.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which consists of lease payment receivables, and is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet, was $488 million and $496 million as of June 30, 2025, and December 31, 2024, respectively. Interest income on finance lease receivables was $10 million and $21 million for the three months and six months ended June 30, 2025, respectively, and $12 million and $23 million for the three months and six months ended June 30, 2024, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after June 30, 2025.

($ in millions)
2025	$98
2026	171
2027	135
2028	91
2029	46
2030 and thereafter	23
Total undiscounted cash flows	564
Difference between undiscounted cash flows and discounted cash flows	(76)
Present value of lease payments recorded as lease receivable	$488
10.    Securitizations and Variable Interest Entities
We securitize, transfer, and service consumer automotive loans. We often securitize these loans (also referred to as financial assets) using SPEs. An SPE is a legal entity that is designed to fulfill a specified limited need of the sponsor. Our principal use of SPEs is to obtain liquidity by securitizing certain of our financial assets. SPEs are often VIEs and may or may not be included on our Condensed Consolidated Balance Sheet. Additionally, we sell consumer automotive and credit card whole-loans to SPEs where we have a continuing involvement.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
We had pretax losses on sales of financial assets into nonconsolidated VIEs of $2 million during both the three months and six months ended June 30, 2025, as compared to pretax gains of $1 million during both the three months and six months ended June 30, 2024.
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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
June 30, 2025
On‑balance sheet variable interest entities
Consumer automotive	$11,506	(b)	$1,252	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	70	(e)	—		2,909	2,979	(f)
Commercial other	2,828	(g)	964	(h)	—	3,522	(i)
Total	$14,404		$2,216		$2,909	$6,501
December 31, 2024
On-balance sheet variable interest entities
Consumer automotive	$12,821	(b)	$1,683	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	92	(e)	—		2,885	2,977	(f)
Consumer other (j)	—		—		86	86
Commercial other	2,768	(g)	1,022	(h)	—	3,482	(i)
Total	$15,681		$2,705		$2,971	$6,545
(a)Represents the current unpaid principal balance of outstanding consumer automotive and credit card finance receivables and loans within the VIEs.
(b)Includes $8.1 billion and $8.2 billion of assets that were not encumbered by VIE beneficial interests held by third parties at June 30, 2025, and December 31, 2024, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $127 million and $118 million of liabilities that were not obligations to third-party beneficial interest holders at June 30, 2025, and December 31, 2024, respectively.
(d)Includes activity where we sell loans through a pass-through program to a third party.
(e)Represents retained notes and certificated residual interests, of which $67 million and $88 million were classified as held-to-maturity securities at June 30, 2025, and December 31, 2024, respectively, and $3 million and $4 million were classified as other assets at June 30, 2025, and December 31, 2024. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations.
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
(g)Amounts are classified as other assets except for $51 million and $50 million classified as equity securities at June 30, 2025, and December 31, 2024, respectively.
(h)Amounts are classified as accrued expenses and other liabilities.
(i)For certain nonconsolidated affordable housing entities, maximum exposure to loss represents the yield we guaranteed investors through long-term guarantee contracts. The amount disclosed is based on the unlikely event that the yield delivered to investors in the form of LIHTCs and other tax credits is recaptured. For nonconsolidated equity investments, maximum exposure to loss represents our outstanding investment, additional committed capital, and LIHTCs and other tax credits subject to recapture. The amount disclosed is based on the unlikely event that our committed capital is funded, our investments become worthless, and the tax credits previously delivered to us are recaptured. This required disclosure is not an indication of our expected loss.
(j)Includes balances from Ally Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the six months ended June 30, 2025, and June 30, 2024. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

	Six months ended June 30,
($ in millions)	2025	2024
Consumer automotive
Cash proceeds from transfers completed during the period	$582	$1,387
Servicing fees	28	29
Cash flows received on retained interests in securitization entities	23	27
Other cash flows	2	1
Cash disbursements for repurchases during the period	1	—
Consumer other (a)
Cash proceeds from transfers completed during the period	8	25
Servicing fees	1	3
(a)Includes activity from Ally Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
Delinquencies and Net Credit Losses
The following tables present quantitative information about off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Off-balance-sheet securitization entities
Consumer automotive	$1,334	$1,730	$18	$22
Whole-loan sales (a)
Consumer automotive	1,574	1,155	86	83
Consumer other (b)	—	86	—	10
Total	$2,908	$2,971	$104	$115
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.
(b)Includes balances related to Ally Credit Card at December 31, 2024. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

	Net credit losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Off-balance-sheet securitization entities
Consumer automotive	$3	$4	$8	$8
Whole-loan sales (a)
Consumer automotive	21	16	44	32
Consumer other (b)	—	10	7	22
Total	$24	$30	$59	$62
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.
(b)Includes activity from Ally Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
11.    Other Assets
The components of other assets were as follows.

($ in millions)	June 30, 2025	December 31, 2024
Property and equipment at cost	$2,250	$2,226
Accumulated depreciation	(1,046)	(973)
Net property and equipment	1,204	1,253
Proportional amortization investments (a) (b)	2,143	2,131
Net deferred tax assets	2,081	1,916
Accrued interest, fees, and rent receivables (c)	887	929
Nonmarketable equity investments	821	789
Equity-method investments (d)	680	632
Restricted cash and cash equivalents (e)	675	788
Restricted cash held for securitization trusts (f)	241	300
Other accounts receivable	223	312
Goodwill	190	551
Operating lease right-of-use assets	82	92
Net intangible assets	—	54
Other assets	875	913
Total other assets	$10,102	$10,660
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
The following table summarizes information about our proportional amortization investments.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Tax credits and other tax benefits from proportional amortization investments (a) (b)	$102	$70	$158	$109
Investment amortization expense recognized as a component of income tax expense (a)	80	56	125	88
Net benefit from proportional amortization investments (a)	$22	$14	$33	$21
(a)Amounts are included within income tax expense from continuing operations on our Condensed Consolidated Statement of Comprehensive Income and as a component of operating activities within deferred income taxes, other assets, and other liabilities on our Condensed Consolidated Statement of Cash Flows.
(b)There were no impairment losses recognized during both the three months and six months ended June 30, 2025, and June 30, 2024, resulting from the forfeiture or ineligibility of tax credits or other circumstances.
Our proportional amortization investments were $2.1 billion at both June 30, 2025, and December 31, 2024, and are included within other assets on our Condensed Consolidated Balance Sheet. Unfunded commitments to provide additional capital to proportional amortization investments were $963 million and $1.0 billion at June 30, 2025, and December 31, 2024, respectively, and are included within accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Substantially all of the unfunded commitments at June 30, 2025, are expected to be paid out within the next five years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The total carrying value of the nonmarketable equity investments held at June 30, 2025, and December 31, 2024, including cumulative unrealized gains and losses, was as follows.

($ in millions)	June 30, 2025	December 31, 2024
FRB stock	$432	$440
FHLB stock	290	258
Equity investments without a readily determinable fair value
Cost basis	84	74
Adjustments
Upward adjustments	53	53
Downward adjustments (including impairment)	(38)	(36)
Carrying amount, equity investments without a readily determinable fair value	99	91
Nonmarketable equity investments	$821	$789
During the three months and six months ended June 30, 2025, and June 30, 2024, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of June 30, 2025, and June 30, 2024, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Upward adjustments	$—	$—	$—	$1
Downward adjustments (including impairment) (a)	$(2)	$(14)	$(2)	$(14)
(a)No impairment on FHLB and FRB stock was recognized during both the three months and six months ended June 30, 2025, and June 30, 2024.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2023	$20	$27	$622	$669
Goodwill impairment	—	—	(118)	(118)
Goodwill at December 31, 2024	$20	$27	$504	$551
Goodwill impairment	—	—	(305)	(305)
Transfer to assets of operations held-for-sale (b)	—	—	(56)	(56)
Goodwill at June 30, 2025	$20	$27	$143	$190
(a)Includes $143 million of goodwill associated with Ally Invest at both June 30, 2025, and December 31, 2024, and $361 million of goodwill associated with Ally Credit Card at December 31, 2024.
(b)We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
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
During the six months ended June 30, 2025, we recognized a $305 million goodwill impairment charge at Corporate and Other related to the transfer of Ally Credit Card to held-for-sale on the Condensed Consolidated Balance Sheet. Subsequent to the impairment charge, the goodwill balance of $56 million was transferred to assets of operations held-for-sale on the Condensed Consolidated Balance Sheet. We closed the sale of Ally Credit Card on April 1, 2025. For additional information, refer to Note 2.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The net carrying value of intangible assets by class was as follows.

	June 30, 2025			December 31, 2024
($ in millions)	Gross intangible assets	Accumulated amortization	Net carrying value	Gross intangible assets	Accumulated amortization	Net carrying value
Technology	$39	$(39)	$—	$117	$(77)	$40
Customer lists	41	(41)	—	41	(41)	—
Purchased credit card relationships	—	—	—	25	(11)	14
Trademarks	—	—	—	2	(2)	—
Total intangible assets	$80	$(80)	$—	$185	$(131)	$54
12.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	June 30, 2025	December 31, 2024
Noninterest-bearing deposits	$155	$131
Interest-bearing deposits
Savings, money market, and spending accounts	107,594	104,201
Certificates of deposit	40,117	47,242
Total deposit liabilities	$147,866	$151,574
At June 30, 2025, and December 31, 2024, certificates of deposit included $6.2 billion and $6.8 billion, respectively, of those in denominations in excess of $250 thousand.
13.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	June 30, 2025			December 31, 2024
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$2,925	$2,925	$—	$1,625	$1,625
Securities sold under agreements to repurchase	—	931	931	—	—	—
Total short-term borrowings	$—	$3,856	$3,856	$—	$1,625	$1,625
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of June 30, 2025, the securities sold under agreements to repurchase consisted of $931 million in U.S. Treasury securities. The repurchase agreements were set to mature within 30 days.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. As of June 30, 2025, we did not place any cash collateral related to repurchase agreements and received cash collateral of $2 million related to repurchase agreements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Long-Term Debt
The following table presents the composition of our long-term debt portfolio.

	June 30, 2025			December 31, 2024
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$1,161	$2,355	$3,516	$2,408	$2,411	$4,819
Due after one year	9,358	3,002	12,360	8,654	4,022	12,676
Total long-term debt (b)	$10,519	$5,357	$15,876	$11,062	$6,433	$17,495
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 19 for additional information.
(b)Includes advances from the FHLB of Pittsburgh of $3.7 billion and $4.2 billion at June 30, 2025, and December 31, 2024, respectively.
The following table presents the scheduled remaining maturity of long-term debt at June 30, 2025, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2025	2026	2027	2028	2029	2030 and thereafter	Total
Unsecured
Long-term debt	$1,167	$83	$1,621	$885	$1,778	$5,712	$11,246
Original issue discount	(38)	(82)	(94)	(107)	(123)	(283)	(727)
Total unsecured	1,129	1	1,527	778	1,655	5,429	10,519
Secured
Long-term debt	1,216	2,136	1,469	474	41	21	5,357
Total long-term debt	$2,345	$2,137	$2,996	$1,252	$1,696	$5,450	$15,876
The following table summarizes assets restricted as collateral for the payment of the related debt obligation.

($ in millions)	June 30, 2025	December 31, 2024
Consumer automotive finance receivables	$36,984	$38,316
Consumer mortgage finance receivables	16,622	17,269
Commercial finance receivables	6,759	6,297
Investment securities (amortized cost of $3,627 and $2,822) (a)	3,784	2,946
Other assets (b)	531	669
Total assets restricted as collateral (c) (d)	$64,680	$65,497
Secured debt (e)	$9,213	$8,058
(a)A portion of the restricted investment securities at June 30, 2025, was restricted under repurchase agreements. Refer to the section above titled Short-Term Borrowings for information on the repurchase agreements.
(b)Includes the collateral accounts restricted for the payment of credit-linked notes recorded within restricted cash and cash equivalents. Excludes restricted cash and cash reserves for securitization trusts. Refer to Note 11 and Note 18 for additional information.
(c)All restricted assets are those of Ally Bank.
(d)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $26.2 billion and $26.5 billion at June 30, 2025, and December 31, 2024, respectively. These assets were primarily composed of consumer mortgage finance receivables and loans as well as mortgage-backed securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $33.8 billion at both June 30, 2025, and December 31, 2024, respectively. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(e)Includes $3.9 billion and $1.6 billion of short-term borrowings at June 30, 2025, and December 31, 2024, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
14.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	June 30, 2025	December 31, 2024
Unfunded commitments for proportional amortization investments (a)	$963	$1,019
Accounts payable	550	505
Employee compensation and benefits	309	424
Reserves for insurance losses and loss adjustment expenses (b)	254	189
Deferred revenue	131	122
Operating lease liabilities	98	111
Other liabilities	484	444
Total accrued expenses and other liabilities (c)	$2,789	$2,814
(a)Primarily relates to unfunded commitments for investments in qualified affordable housing projects.
(b)Refer to Note 5 for further information.
(c)We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
15.    Preferred Stock
The following table summarizes information about our preferred stock. For additional information regarding our preferred stock, refer to Note 17 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.

	June 30, 2025	December 31, 2024
Series B preferred stock (a)
Issuance date	April 22, 2021	April 22, 2021
Carrying value ($ in millions)	$1,335	$1,335
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,350,000	1,350,000
Number of shares issued and outstanding	1,350,000	1,350,000
Dividend/coupon
Prior to May 15, 2026	4.700%	4.700%
On and after May 15, 2026	Five Year Treasury + 3.868%	Five Year Treasury + 3.868%
Series C preferred stock (a)
Issuance date	June 2, 2021	June 2, 2021
Carrying value ($ in millions)	$989	$989
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,000,000	1,000,000
Number of shares issued and outstanding	1,000,000	1,000,000
Dividend/coupon
Prior to May 15, 2028	4.700%	4.700%
On and after May 15, 2028	Seven Year Treasury + 3.481%	Seven Year Treasury + 3.481%
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
16.    Accumulated Other Comprehensive Loss
The following tables present changes, net of tax, in each component of accumulated other comprehensive loss.

	Three months ended June 30,
	Investment securities
($ in millions)	Available- for-sale securities (a)	Held-to-maturity securities	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Accumulated other comprehensive loss
Balance at April 1, 2024	$(3,317)	$(667)	$20	$(25)	$(3,989)
Net change	(36)	17	—	(1)	(20)
Balance at June 30, 2024	$(3,353)	$(650)	$20	$(26)	$(4,009)
Balance at April 1, 2025	$(2,665)	$(601)	$20	$(16)	$(3,262)
Net change	18	17	2	6	43
Balance at June 30, 2025	$(2,647)	$(584)	$22	$(10)	$(3,219)
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio. Refer to Note 7 for additional information.
(b)For additional information on derivative instruments and hedging activities, refer to Note 19.

	Six months ended June 30,
	Investment securities
($ in millions)	Available- for-sale securities (a)	Held-to-maturity securities	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Accumulated other comprehensive loss
Balance at January 1, 2024	$(3,146)	$(682)	$21	$(9)	$(3,816)
Net change	(207)	32	(1)	(17)	(193)
Balance at June 30, 2024	$(3,353)	$(650)	$20	$(26)	$(4,009)
Balance at January 1, 2025	$(3,307)	$(616)	$20	$(21)	$(3,924)
Net change	660	32	2	11	705
Balance at June 30, 2025	$(2,647)	$(584)	$22	$(10)	$(3,219)
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio. Refer to Note 7 for additional information.
(b)For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Three months ended June 30, 2025 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized gains arising during the period	$26		$(7)		$19
Less: Net realized gains reclassified to income from continuing operations	2	(a)	(1)	(b)	1
Net change	24		(6)		18
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(22)	(c)	5	(b)	(17)
Translation adjustments
Net unrealized gains arising during the period	12		(3)		9
Net investment hedges (d)
Net unrealized losses arising during the period	(9)		2		(7)
Cash flow hedges (d)
Net unrealized losses arising during the period	(1)		—		(1)
Less: Net realized losses reclassified to income from continuing operations	(8)	(e)	1	(b)	(7)
Net change	7		(1)		6
Other comprehensive income	$56		$(13)		$43
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
(d)For additional information on derivative instruments and hedging activities, refer to Note 19.
(e)Includes losses reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

Three months ended June 30, 2024 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized losses arising during the period	$(47)		$11		$(36)
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(22)	(a)	5	(b)	(17)
Translation adjustments
Net unrealized losses arising during the period	(2)		—		(2)
Net investment hedges (c)
Net unrealized gains arising during the period	2		—		2
Cash flow hedges (c)
Net unrealized losses arising during the period	(3)		1		(2)
Less: Net realized losses reclassified to income from continuing operations	(2)	(d)	1	(b)	(1)
Net change	(1)		—		(1)
Other comprehensive loss	$(26)		$6		$(20)
(a)Includes amounts reclassified to interest and dividends on investment securities and other earning assets in our Condensed Consolidated Statement of Comprehensive Income.
(b)Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.
(c)For additional information on derivative instruments and hedging activities, refer to Note 19.
(d)Includes losses reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2025 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized gains arising during the period	$372		$(88)		$284
Less: Net realized losses reclassified to income from continuing operations	(493)	(a)	117	(b)	(376)
Net change	865		(205)		660
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(42)	(c)	10	(b)	(32)
Translation adjustments
Net unrealized gains arising during the period	12		(3)		9
Net investment hedges (d)
Net unrealized losses arising during the period	(9)		2		(7)
Cash flow hedges (d)
Net unrealized losses arising during the period	(1)		—		(1)
Less: Net realized losses reclassified to income from continuing operations	(15)	(e)	3	(b)	(12)
Net change	14		(3)		11
Other comprehensive income	$924		$(219)		$705
(a)Includes losses reclassified to other gain (loss) on investments, net in our Condensed Consolidated Statement of Comprehensive Income related to the balance sheet repositioning of our available-for-sale securities portfolio. Refer to Note 7 for additional information.
(b)Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.
(c)Includes amounts reclassified to interest and dividends on investment securities and other earning assets in our Condensed Consolidated Statement of Comprehensive Income.
(d)For additional information on derivative instruments and hedging activities, refer to Note 19.
(e)Includes losses reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

Six months ended June 30, 2024 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized losses arising during the period	$(270)		$64		$(206)
Less: Net realized gains reclassified to income from continuing operations	1	(a)	—	(b)	1
Net change	(271)		64		(207)
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(42)	(c)	10	(b)	(32)
Translation adjustments
Net unrealized losses arising during the period	(7)		1		(6)
Net investment hedges (d)
Net unrealized gains arising during the period	6		(1)		5
Cash flow hedges (d)
Net unrealized losses arising during the period	(25)		6		(19)
Less: Net realized losses reclassified to income from continuing operations	(3)	(e)	1	(b)	(2)
Net change	(22)		5		(17)
Other comprehensive loss	$(252)		$59		$(193)
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
17.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands) (a)	2025	2024	2025	2024
Net income from continuing operations	$352	$219	$127	$362
Preferred stock dividends — Series B	(16)	(16)	(32)	(32)
Preferred stock dividends — Series C	(12)	(12)	(24)	(24)
Net income from continuing operations attributable to common shareholders	$324	$191	$71	$306
Net income attributable to common shareholders	$324	$191	$71	$306
Basic weighted-average common shares outstanding (b)	309,895	306,774	309,453	306,388
Diluted weighted-average common shares outstanding (b)	312,434	309,886	312,033	309,154
Basic earnings per common share
Net income from continuing operations	$1.05	$0.63	$0.23	$1.00
Net income	$1.05	$0.63	$0.23	$1.00
Diluted earnings per common share
Net income from continuing operations	$1.04	$0.62	$0.23	$0.99
Net income	$1.04	$0.62	$0.23	$0.99
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm, like Ally, is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of June 30, 2025, the stress capital buffer requirement for Ally was 2.6%. Refer to the discussion below regarding a rule proposed by the FRB that would make certain changes to the methodology for determining the stress capital buffer requirement.
Ally and Ally Bank are currently subject to the U.S. Basel III standardized approach for credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not currently subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. Since Ally and Ally Bank are currently not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income and loss from regulatory capital. As of June 30, 2025, and December 31, 2024, Ally had $3.2 billion and $3.9 billion, respectively, of accumulated other comprehensive loss, net of applicable income taxes, that was excluded from Common Equity Tier 1 capital. Refer to the discussion below about rules proposed by the U.S. banking agencies in 2023 that would require us to recognize all components of accumulated other comprehensive income and loss in regulatory capital, except gains and losses on cash-flow hedges where the hedged items are not recognized on our balance sheet at fair value. Refer also to Note 16 for additional details about our accumulated other comprehensive loss.
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
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both June 30, 2025, and December 31, 2024, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
Under FDICIA and the PCA framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Our brokered deposits totaled $3.2 billion at June 30, 2025, which represented 2.2% of total deposit liabilities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes our capital ratios under U.S. Basel III.

	June 30, 2025		December 31, 2024		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$14,960	9.89%	$15,058	9.82%	4.50%	(b)
Ally Bank	17,664	12.48	17,229	11.94	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,216	11.38%	$17,324	11.30%	6.00%	6.00%
Ally Bank	17,664	12.48	17,229	11.94	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$20,041	13.25%	$20,182	13.16%	8.00%	10.00%
Ally Bank	19,454	13.74	19,052	13.21	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$17,216	9.06%	$17,324	8.92%	4.00%	(b)
Ally Bank	17,664	9.87	17,229	9.40	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally was required to maintain a minimum capital conservation buffer of 2.6% at both June 30, 2025, and December 31, 2024, and Ally Bank was required to maintain a minimum capital conservation buffer of 2.5% at both June 30, 2025, and December 31, 2024.
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
In July 2023, the U.S. banking agencies issued a proposed rule to customize and implement revisions to the global Basel III capital framework that were approved by the Basel Committee in December 2017. The proposal would replace the current “advanced approaches” with a new expanded risk-based approach based on new standardized approaches for credit risk, operational risk and credit valuation adjustment risk, and would significantly revise risk-based capital requirements for all banking institutions with assets of $100 billion or more, including Ally and Ally Bank. Significantly, the proposed rule requires the recognition in regulatory capital of most elements of accumulated other comprehensive income and loss and the application of deductions, limitations, and criteria for specified capital investments, minority interests, and TLAC holdings. Under the proposed rule, a three-year transition period would apply to the recognition of accumulated other comprehensive income and loss in regulatory capital and the use of the expanded risk-based approach. The phase-in of accumulated other comprehensive income and loss is expected to significantly affect our levels of regulatory capital. While we believe that this would be manageable, we also anticipate that our levels of regulatory capital would need to be gradually increased in advance of and during the proposed transition period. A final rule related to the July 2023 proposed rule has not been issued, and the FRB has indicated that it expects to work with the other U.S. banking agencies on a revised proposal.

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
We received an updated preliminary stress capital buffer requirement based on our 2023 capital plan submission from the FRB in June 2023 that remained unchanged at 2.5%. The 2.5% stress capital buffer requirement was finalized in July 2023 and became effective in October 2023. We submitted our 2024 capital plan to the FRB in April 2024, and received an updated preliminary stress capital buffer requirement from the FRB in June 2024 of 2.6%. The updated 2.6% stress capital buffer requirement was finalized in August 2024, and became effective in October 2024. We submitted our 2025 capital plan to the FRB in April 2025, and received in June 2025 an updated preliminary stress capital buffer requirement that remained unchanged at 2.6%. The 2.6% stress capital buffer requirement is scheduled to become effective on October 1, 2025.
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
The following table presents information related to our common stock and distributions to our common shareholders.

	Common stock repurchased during period (a) (b)		Number of common shares outstanding		Cash dividends declared per common share (c)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2024
First quarter	$29	781	302,459	303,978	$0.30
Second quarter	1	13	303,978	304,656	0.30
Third quarter	1	27	304,656	304,715	0.30
Fourth quarter	7	167	304,715	305,388	0.30
2025
First quarter	$34	877	305,388	307,152	$0.30
Second quarter	1	27	307,152	307,787	0.30
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)Since the commencement of our initial stock-repurchase program in the third quarter of 2016, we have reduced the number of outstanding shares of our common stock by 36%, from 484 million as of June 30, 2016, to 308 million as of June 30, 2025. Except for repurchases made of shares withheld to cover income taxes owed by participants in our share-based incentive plans, we did not make any common-stock repurchases in 2024 or the first half of 2025, and at this time, the Board has not authorized a stock-repurchase program for 2025.
(c)On July 15, 2025, our Board declared a quarterly cash dividend of $0.30 per share on all common stock payable on August 15, 2025, to shareholders of record at the close of business on August 1, 2025.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the six months ended June 30, 2025, or June 30, 2024.
We placed cash and noncash collateral with counterparties totaling $2 million and $427 million, respectively, supporting our derivative positions at June 30, 2025, compared to $414 million of noncash collateral at December 31, 2024. These amounts include noncash collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets. We granted our counterparties the right to sell or pledge the noncash collateral.
We received cash collateral from counterparties totaling $2 million and $11 million at June 30, 2025, and December 31, 2024, respectively. These amounts exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities.

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

	June 30, 2025			December 31, 2024
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$28,907	$—	$—	$33,300
Purchased options	1	—	6,150	2	—	6,150
Foreign exchange contracts
Forwards	—	3	188	8	—	170
Total derivatives designated as accounting hedges	1	3	35,245	10	—	39,620
Derivatives not designated as accounting hedges
Interest rate contracts
Forwards	—	—	—	—	—	109
Written options	—	—	—	1	—	63
Total interest rate risk	—	—	—	1	—	172
Foreign exchange contracts
Forwards	—	—	37	1	—	47
Total foreign exchange risk	—	—	37	1	—	47
Credit contracts
Credit-linked note derivatives	—	—	531	—	—	669
Other credit derivatives (a)	—	4	n/a	—	4	n/a
Total credit risk	—	4	531	—	4	669
Total derivatives not designated as accounting hedges	—	4	568	2	4	888
Total derivatives	$1	$7	$35,813	$12	$4	$40,508
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $6 million and $10 million as of June 30, 2025, and December 31, 2024, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
($ in millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Assets
Available-for-sale securities (b)	$15,641	$15,194	$5	$(248)	$(96)	$(132)
Finance receivables and loans, net (c)	36,673	34,493	(6)	(51)	2	(10)
Liabilities
Long-term debt	$4,394	$5,987	$84	$88	$84	$88
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include the amortized cost basis and unallocated basis adjustments of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2025, and December 31, 2024, the amortized cost basis and unallocated basis adjustments of the closed portfolios used in these hedging relationships was $14.1 billion and $13.9 billion, respectively, of which $13.8 billion and $13.6 billion, respectively, represents the amortized cost basis and unallocated basis adjustments of closed portfolios designated in an active hedge relationship. At June 30, 2025, and December 31, 2024, the total cumulative basis adjustments associated with these hedging relationships was a $12 million liability and a $209 million liability, respectively, of which the portion related to discontinued hedging relationships was a $95 million liability and a $103 million liability, respectively. At June 30, 2025, and December 31, 2024, the notional amounts of the designated hedged items were $11.5 billion and $12.0 billion, respectively, with cumulative basis adjustments of an $83 million asset and a $106 million liability, respectively, which would be allocated across the entire remaining closed pool upon dedesignation of the hedge relationship. Refer to Note 7 for a reconciliation of the amortized cost basis and fair value of available-for-sale securities.
(c)These amounts include the carrying value of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2025, and December 31, 2024, the carrying value of the closed portfolios used in these hedging relationships was $36.7 billion and $34.5 billion, respectively, of which $28.1 billion and $33.4 billion, respectively, represents the carrying value of closed portfolios designated in an active hedge relationship. At June 30, 2025, and December 31, 2024, the total cumulative basis adjustments associated with these hedging relationships was a $6 million liability and a $51 million liability, respectively, of which the portion related to discontinued hedging relationships was a $2 million asset and a $10 million liability, respectively. At June 30, 2025, and December 31, 2024, the notional amounts of the designated hedged items were $16.0 billion and $20.1 billion, respectively, with cumulative basis adjustments of an $8 million liability and a $41 million liability, respectively, which would be allocated across the entire remaining closed pool upon dedesignation of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$—	$5	$1	$10
Total interest rate contracts	—	5	1	10
Foreign exchange contracts
Other operating expenses	(2)	1	(2)	2
Total foreign exchange contracts	(2)	1	(2)	2
Equity contracts
Other income, net of losses	—	2	—	2
Total equity contracts	—	2	—	2
Total (loss) gain recognized in earnings	$(2)	$8	$(1)	$14

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables summarize the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended June 30, ($ in millions)	2025	2024	2025	2024	2025	2024
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged available-for-sale securities	$—	$—	$84	$(28)	$—	$—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	(84)	28	—	—
Hedged fixed-rate consumer automotive loans	12	11	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(12)	(11)	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—
Loss on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	(8)	(2)	—	—	—	—
Total loss on cash flow hedging relationships	$(8)	$(2)	$—	$—	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$2,624	$2,845	$248	$265	$258	$244

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Six months ended June 30, ($ in millions)	2025	2024	2025	2024	2025	2024
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged available-for-sale securities	$—	$—	$214	$(233)	$—	$—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	(214)	233	—	—
Hedged fixed-rate consumer automotive loans	41	(83)	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(41)	83	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—
Loss on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	(15)	(3)	—	—	—	—
Total loss on cash flow hedging relationships	$(15)	$(3)	$—	$—	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$5,333	$5,672	$478	$531	$529	$492
During the next 12 months, we estimate $27 million of losses will be reclassified into pretax earnings from derivatives designated as cash flow hedges.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables summarize the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended June 30, ($ in millions)	2025	2024	2025	2024	2025	2024
Gain on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$3	$3
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	—	—
Amortization of deferred basis adjustments of available-for-sale securities	—	—	4	5	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	15	49	—	—
Amortization of deferred loan basis adjustments	2	4	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	15	65	—	—	—	—
Total gain on fair value hedging relationships	$17	$69	$19	$54	$3	$3

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Six months ended June 30, ($ in millions)	2025	2024	2025	2024	2025	2024
Gain on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$5	$5
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	—	1
Amortization of deferred basis adjustments of available-for-sale securities	—	—	9	11	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	32	97	—	—
Amortization of deferred loan basis adjustments	4	9	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	34	147	—	—	—	—
Total gain on fair value hedging relationships	$38	$156	$41	$108	$5	$6
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Interest rate contracts
Gain (loss) recognized in other comprehensive income (loss)	$7	$(1)	$14	$(22)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Foreign exchange contracts (a) (b)
(Loss) gain recognized in other comprehensive income (loss)	$(9)	$2	$(9)	$6
(a)There were no amounts excluded from effectiveness testing for the three months and six months ended June 30, 2025, or 2024.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months and six months ended June 30, 2025, or 2024.
20.    Income Taxes
We recognized total income tax expense from continuing operations of $84 million and $25 million for the three months and six months ended June 30, 2025, respectively, compared to income tax expense of $60 million and $100 million for the same periods in 2024. The increase in income tax expense for the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to the tax effects of an increase in pretax earnings during the three months ended June 30, 2025. This increase was partially offset by an income tax benefit from the revaluation of our deferred tax assets and liabilities as a result of a California tax law enacted during the second quarter of 2025. The decrease in income tax expense for the six months ended June 30, 2025, compared to the same period in 2024, was primarily attributable to the tax effects of a loss on investments recognized as a result of our balance sheet repositioning of a portion of our available-for-sale securities during the six months ended June 30, 2025, as well as the aforementioned income tax benefit from the revaluation of our deferred tax assets and liabilities.
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

	Recurring fair value measurements
June 30, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$885	$—	$—	$885
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,171	—	—	2,171
U.S. States and political subdivisions	—	541	35	576
Foreign government	36	158	—	194
Agency mortgage-backed residential	—	12,655	—	12,655
Mortgage-backed residential	—	201	—	201
Agency mortgage-backed commercial	—	4,697	—	4,697
Asset-backed	—	45	—	45
Corporate debt	—	1,858	—	1,858
Total available-for-sale securities	2,207	20,155	35	22,397
Other assets
Derivative contracts in a receivable position
Interest rate	—	1	—	1
Total derivative contracts in a receivable position	—	1	—	1
Total assets	$3,092	$20,156	$35	$23,283
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Foreign currency	$—	$3	$—	$3
Credit	—	—	4	4
Total derivative contracts in a payable position	—	3	4	7
Total liabilities	$—	$3	$4	$7
(a)Our direct investment in any one industry did not exceed 12%. The concentration calculation excludes our investment in mutual funds and ETFs.
(b)Excludes $53 million of equity securities that are measured at fair value using the net asset value practical expedient and therefore are not classified in the fair value hierarchy.

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

	Equity securities		Available-for-sale securities		Loans held-for-sale (a)
($ in millions)	2025	2024	2025	2024	2025	2024
Assets
Fair value at April 1,	$—	$—	$35	$11	$3	$—
Net realized/unrealized gains
Included in earnings	—	—	—	—	—	—
Included in OCI	—	—	—	—	—	—
Purchases and originations	—	—	—	—	1	2
Sales	—	—	—	—	(4)	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value at June 30,	$—	$—	$35	$11	$—	$2
Net unrealized gains still held at June 30,
Included in earnings	$—	$—	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—
(a)Consumer mortgage loans carried at fair value due to fair value option elections.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2025	2024
Liabilities
Fair value at April 1,	$4	$8
Net realized/unrealized gains
Included in earnings	—	(5)
Included in OCI	—	—
Purchases and originations	—	—
Sales	—	—
Issuances	—	—
Settlements	—	(5)
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	—	5
Fair value at June 30,	$4	$3
Net unrealized gains still held at June 30,
Included in earnings	$—	$(2)
Included in OCI	—	—
(a)Net realized/unrealized gains are reported as (loss) gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during the three months ended June 30, 2024. These transfers are deemed to have occurred at the end of the reporting period.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Equity securities		Available-for-sale securities		Loans held-for-sale (a)
($ in millions)	2025	2024	2025	2024	2025	2024
Assets
Fair value at January 1,	$—	$1	$35	$9	$5	$—
Net realized/unrealized gains
Included in earnings	—	—	—	—	—	—
Included in OCI	—	—	—	—	—	—
Purchases and originations	—	—	—	2	9	2
Sales	—	—	—	—	(14)	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	(1)	—	—	—	—
Fair value at June 30,	$—	$—	$35	$11	$—	$2
Net unrealized gains still held at June 30,
Included in earnings	$—	$—	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—
(a)Consumer mortgage loans carried at fair value due to fair value option elections.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2025	2024
Liabilities
Fair value at January 1,	$3	$8
Net realized/unrealized gains
Included in earnings	(1)	(9)
Included in OCI	—	—
Purchases and originations	—	—
Sales	—	—
Issuances	—	—
Settlements	—	(5)
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	2	9
Fair value at June 30,	$4	$3
Net unrealized gains still held at June 30,
Included in earnings	$—	$(7)
Included in OCI	—	—
(a)Net realized/unrealized gains are reported as (loss) gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during both the six months ended June 30, 2025, and June 30, 2024. These transfers are deemed to have occurred at the end of the reporting period.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at June 30, 2025, and December 31, 2024, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
June 30, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$185	$185	$(2)	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	23	23	(10)	n/m	(a)
Other	—	—	27	27	(67)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	50	50	(77)	n/m	(a)
Other assets
Nonmarketable equity investments	—	—	—	—	(5)	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	8	8	(2)	n/m	(a)
Total assets	$—	$—	$243	$243	$(86)	n/m
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at June 30, 2025, and December 31, 2024.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
June 30, 2025
Financial assets
Held-to-maturity securities	$4,561	$—	$4,559	$—	$4,559
Loans held-for-sale, net	185	—	—	185	185
Finance receivables and loans, net	129,813	—	—	132,586	132,586
FHLB/FRB stock (a)	722	—	722	—	722
Financial liabilities
Deposit liabilities	$40,117	$—	$—	$40,233	$40,233
Short-term borrowings	3,856	—	—	3,865	3,865
Long-term debt	15,876	—	12,741	4,359	17,100
December 31, 2024
Financial assets
Held-to-maturity securities	$4,346	$—	$4,293	$—	$4,293
Loans held-for-sale, net	144	—	—	144	144
Finance receivables and loans, net	132,316	—	—	134,603	134,603
FHLB/FRB stock (a)	698	—	698	—	698
Financial liabilities
Deposit liabilities	$47,242	$—	$—	$47,403	$47,403
Short-term borrowings	1,625	—	—	1,625	1,625
Long-term debt	17,495	—	13,535	4,982	18,517
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At June 30, 2025, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 19.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
June 30, 2025
Assets
Derivative assets	$1	$—	$1	$—	$(1)	$—
Total assets	$1	$—	$1	$—	$(1)	$—
Liabilities
Derivative liabilities (d)	$7	$—	$7	$—	$(2)	$5
Securities sold under agreements to repurchase (e)	931	—	931	—	(931)	—
Total liabilities	$938	$—	$938	$—	$(933)	$5
December 31, 2024
Assets
Derivative assets (f)	$12	$—	$12	$—	$(10)	$2
Total assets	$12	$—	$12	$—	$(10)	$2
Liabilities
Derivative liabilities (d)	$4	$—	$4	$—	$—	$4
Total liabilities	$4	$—	$4	$—	$—	$4
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
(d)Includes derivative liabilities with no offsetting arrangements of $4 million as of both June 30, 2025, and December 31, 2024.
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
Corporate Finance operations
Our Corporate Finance operations provide senior secured asset-based and leveraged cash flow loans to mostly U.S.-based middle-market companies, with a focus on businesses owned by private equity sponsors. These loans are typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, turnarounds, and debtor-in-possession financings. We also provide, through our Private Credit Finance business, asset managers and other financing sources with partial funding for their direct-lending activities, which is principally leveraged loans. Additionally, we offer a commercial real estate product, primarily focused on lending to skilled nursing facilities, senior housing, and medical office buildings.
Corporate and Other
Corporate and Other primarily consists of centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock—as well as other equity investments through Ally Ventures, our strategic investment business, and reclassifications and eliminations between the reportable operating segments. Financial results related to Ally Invest, our digital brokerage and advisory offering, Ally Lending, Ally Credit Card, the management of our consumer mortgage portfolio, and CRA loans and investments are also included within Corporate and Other. We closed the sale of Ally Lending on March 1, 2024. Consumer mortgage originations ceased during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio. Additionally, we closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Financial information for our reportable operating segments is summarized as follows.

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2025
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,603	$45	$233	$444	$3,325
Total interest expense	1,093	15	125	360	1,593
Net depreciation expense on operating lease assets	216	—	—	—	216
Net financing revenue and other interest income	1,294	30	108	84	1,516
Other revenue	97	422	19	28	566
Total net revenue	1,391	452	127	112	2,082
Provision for credit losses	387	—	(2)	(1)	384
Noninterest expense
Compensation and benefits expense	166	26	19	219	430
Insurance losses and loss adjustment expenses	—	203	—	—	203
Other operating expenses
Technology and communications expenses	30	4	1	66	101
Other (b)	336	191	13	(12)	528
Total other operating expenses	366	195	14	54	629
Total noninterest expense	532	424	33	273	1,262
Income (loss) from continuing operations before income tax expense (benefit)	$472	$28	$96	$(160)	$436
Total assets	$111,709	$9,705	$11,040	$57,019	$189,473
2024
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,606	$41	$252	$639	$3,538
Total interest expense	1,065	14	140	647	1,866
Net depreciation expense on operating lease assets	155	—	—	—	155
Net financing revenue and other interest income	1,386	27	112	(8)	1,517
Other revenue	93	338	30	44	505
Total net revenue	1,479	365	142	36	2,022
Provision for credit losses	383	—	3	71	457
Noninterest expense
Compensation and benefits expense	160	26	17	239	442
Insurance losses and loss adjustment expenses	—	181	—	—	181
Other operating expenses
Technology and communications expenses	31	4	2	66	103
Other (b)	321	194	11	34	560
Total other operating expenses	352	198	13	100	663
Total noninterest expense	512	405	30	339	1,286
Income (loss) from continuing operations before income tax expense (benefit)	$584	$(40)	$109	$(374)	$279
Total assets	$115,524	$9,174	$9,869	$57,812	$192,379
(a)Net financing revenue and other interest income after the provision for credit losses totaled $1.1 billion for both the three months ended June 30, 2025, and 2024.
(b)Primarily consists of insurance commissions, advertising and marketing, and property and equipment depreciation expenses. Refer to Note 6 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2025
Net financing revenue and other interest income
Total financing revenue and other interest income	$5,174	$89	$454	$1,001	$6,718
Total interest expense	2,158	29	242	839	3,268
Net depreciation expense on operating lease assets	456	—	—	—	456
Net financing revenue and other interest income	2,560	60	212	162	2,994
Other revenue	194	786	48	(399)	629
Total net revenue	2,754	846	260	(237)	3,623
Provision for credit losses	821	—	12	(258)	575
Noninterest expense
Compensation and benefits expense	349	56	44	486	935
Insurance losses and loss adjustment expenses	—	364	—	—	364
Goodwill impairment	—	—	—	305	305
Other operating expenses
Technology and communications expenses	59	9	2	134	204
Other (b)	678	387	30	(7)	1,088
Total other operating expenses	737	396	32	127	1,292
Total noninterest expense	1,086	816	76	918	2,896
Income (loss) from continuing operations before income tax expense (benefit)	$847	$30	$172	$(897)	$152
Total assets	$111,709	$9,705	$11,040	$57,019	$189,473
2024
Net financing revenue and other interest income
Total financing revenue and other interest income	$5,182	$80	$521	$1,337	$7,120
Total interest expense	2,075	27	289	1,397	3,788
Net depreciation expense on operating lease assets	347	—	—	—	347
Net financing revenue and other interest income	2,760	53	232	(60)	2,985
Other revenue	190	722	53	70	1,035
Total net revenue	2,950	775	285	10	4,020
Provision for credit losses	831	—	2	131	964
Noninterest expense
Compensation and benefits expense	338	54	44	525	961
Insurance losses and loss adjustment expenses	—	293	—	—	293
Other operating expenses
Technology and communications expenses	63	9	3	134	209
Other (b)	654	389	27	61	1,131
Total other operating expenses	717	398	30	195	1,340
Total noninterest expense	1,055	745	74	720	2,594
Income (loss) from continuing operations before income tax expense (benefit)	$1,064	$30	$209	$(841)	$462
Total assets	$115,524	$9,174	$9,869	$57,812	$192,379
(a)Net financing revenue and other interest income after the provision for credit losses totaled $2.4 billion and $2.0 billion for the six months ended June 30, 2025, and 2024, respectively.
(b)Primarily consists of insurance commissions, advertising and marketing, and property and equipment depreciation expenses. Refer to Note 6 for additional information.

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
25.    Subsequent Events
Declaration of Common Dividend
On July 15, 2025, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend is payable on August 15, 2025, to shareholders of record at the close of business on August 1, 2025.
Unsecured Debt Issuance
On July 31, 2025, we accessed the unsecured debt capital markets and issued $600 million of senior notes, which provided additional liquidity at Ally Financial Inc. The notes are scheduled to mature in 2033.

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
Primary Business Lines
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, and Corporate Finance are our primary business lines. The remaining activity is reported in Corporate and Other, which primarily consists of centralized treasury activities as well as Ally Invest, our digital brokerage and personal advice offering, Ally Lending, Ally Credit Card, the management of our consumer mortgage portfolio, CRA loans and investments, and certain strategic investments through Ally Ventures. We closed the sale of Ally Lending on March 1, 2024. Consumer mortgage originations ceased during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio. Additionally, we closed the sale of Ally Credit Card on April 1, 2025. For further information, refer to Note 2 to the Condensed Consolidated Financial Statements. The following table summarizes the operating results excluding discontinued operations of each business line. Operating results for each of the business lines are more fully described in the MD&A sections that follow.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2025	2024	Favorable/(unfavorable) % change	2025	2024	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,391	$1,479	(6)	$2,754	$2,950	(7)
Insurance	452	365	24	846	775	9
Corporate Finance	127	142	(11)	260	285	(9)
Corporate and Other	112	36	n/m	(237)	10	n/m
Total	$2,082	$2,022	3	$3,623	$4,020	(10)
Income (loss) from continuing operations before income tax expense (benefit)
Dealer Financial Services
Automotive Finance	$472	$584	(19)	$847	$1,064	(20)
Insurance	28	(40)	170	30	30	—
Corporate Finance	96	109	(12)	172	209	(18)
Corporate and Other	(160)	(374)	57	(897)	(841)	(7)
Total	$436	$279	56	$152	$462	(67)
n/m = not meaningful
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers and automotive retailers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers and automotive retailers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automotive manufacturers and suppliers. We continue to identify and cultivate relationships with automotive retailers, including those with leading e-commerce platforms. We also operate an online direct-lending platform for consumers seeking direct financing. We believe these products will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Additionally, we provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. Beyond offering a full suite of solutions for our dealership customers, we also offer application pass-through programs for credit applications that do not meet our underwriting criteria, allowing dealers to provide expanded access to credit for consumers and improve sales at their dealership. Through our pass-through programs, we are

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
able to monetize our declined applications by generating a combination of acquisition fee and servicing revenue for loans that are originated, sold to, and serviced on behalf of a third-party lender, or one-time acquisition fees for loans funded and serviced by a third party. Furthermore, our strong and expansive dealer relationships, comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. We have provided and continue to provide automobile financing for battery-electric and plug-in hybrid vehicles, including brands such as Tesla, Jeep, Alfa Romeo, and Chevrolet. This positions us to remain a leader in automotive financing as we believe the majority of these vehicles will be sold through dealerships and automotive retailers with whom we have an established relationship. Additionally, we continue to partner and build relationships with automotive manufacturers who use a direct-to-consumer model. During the six months ended June 30, 2025, $945 million of our consumer automotive retail loan originations and purchases, and $1.2 billion of our operating lease originations and purchases, were for battery-electric and plug-in hybrid vehicles. As of June 30, 2025, $2.7 billion of our consumer automotive finance receivables and loans had battery-electric or plug-in hybrid vehicles as the underlying collateral, and $3.8 billion of our investment in operating leases, net of accumulated depreciation, were battery-electric or plug-in hybrid vehicles.
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
Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles, make us a premier automotive finance and insurance company ready to support and strengthen over 21,000 active dealer relationships as of June 30, 2025. A dealer is considered to have an active relationship with us if we provided automotive financing, remarketing, or insurance services during the three months ended June 30, 2025.
•Our Corporate Finance operations primarily offer senior-secured loans to private equity sponsor-owned U.S.-based middle-market companies and to well-established asset managers that mostly provide leveraged loans. The portfolio is composed of floating-rate asset-based and leveraged cash flow/enterprise value loans. Our Corporate Finance operations had $11.0 billion of assets at June 30, 2025, and generated $260 million of total net revenue during the six months ended June 30, 2025, and continues to offer attractive returns and diversification benefits to our broader lending portfolio. Our Sponsor Finance business focuses on companies owned by

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
private-equity sponsors with loans typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, co-lending arrangements, turnarounds, and debtor-in-possession financings. Additionally, our Private Credit Finance business provides asset managers and other financing sources with facilities to partially fund their direct-lending activities. We also provide a commercial real estate product, primarily focused on lending to skilled nursing facilities, senior housing, memory care facilities, and medical office buildings.
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
Corporate and Other included Ally Credit Card prior to the sale, which was completed on April 1, 2025. For further information, refer to Note 2 to the Condensed Consolidated Financial Statements.
Corporate and Other includes the financial results of our mortgage operations, which consist of our held-for-sale and held-for-investment consumer mortgage loan portfolios. Consumer mortgage originations ceased during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio.
Corporate and Other includes our CRA loans. In its most recent performance evaluation in 2025, Ally Bank received an “Outstanding” rating for the CRA strategic plan (2023–2024). Failure by Ally Bank to maintain a “Satisfactory” or better rating on its most recent examination under the CRA may adversely affect our ability to expand our financial and related activities as an FHC or make acquisitions.
On October 24, 2023, the U.S. banking agencies issued a final rule to modernize their regulations related to the CRA. The final rule amends their CRA regulations by introducing new tests to evaluate the CRA performance of banks, which most significantly impacts banks with over $2 billion in assets and imposes additional requirements on banks with over $10 billion in assets. Major changes to the CRA regulations include modifications related to the delineation of assessment areas, the overall evaluation framework including performance standards and metrics, the definition of community development activities, and data collection and reporting. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027. The final rule is stayed as to the plaintiff trade associations while a federal court considers the validity of the rule. On July 15, 2025, the FDIC Board of Directors voted to approve a notice of proposed rulemaking to be issued with the Federal Reserve and the Office of the Comptroller of the Currency to both rescind the CRA final rule and reinstate the CRA framework that existed prior to the final rule, with certain technical amendments.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Macroeconomic Environment
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends, such as unemployment rate and sales of new light motor vehicles, given the nature of our business and the potential impacts on our exposure to risks. As of June 30, 2025, the unemployment rate fell to 4.1%. Sales of new light motor vehicles fell to an average annual rate of 16.1 million during the second quarter of 2025. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million in 2019, which has limited incoming used vehicle supply and supported used vehicle values.
Our baseline forecast utilized in calculating the quantitative allowance for loan losses as of June 30, 2025, anticipated the unemployment rate peaking at approximately 4.7% in the fourth quarter of 2025, before reverting to the historical mean of approximately 5.8% by the second quarter of 2028. Additionally, our baseline forecast anticipated deceleration of GDP growth as measured on a quarter-over-quarter seasonally adjusted annualized rate basis through the third quarter of 2025, followed by increases in GDP growth through the first quarter of 2028 before reverting to the historical mean of approximately 2.1% by the second quarter of 2028, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis from approximately 15 million units in the third quarter of 2025 to approximately 16 million units by the second quarter of 2027, before reverting to the historical mean of 15 million units by the second quarter of 2028. We also maintain a qualitative allowance framework to account for ongoing risks and volatility in the macroeconomic environment, including the impacts from tariffs, inflation, consumer financial health, and geopolitical uncertainty, that could adversely impact frequency of loss and LGD. Refer to the Risk Management section of this MD&A for further discussion on our allowance for loan losses.
Macroeconomic risks remain elevated due to impacts from tariffs, inflation, and geopolitical uncertainty. Uncertainty around the scope and timing of changes to fiscal, regulatory, and trade policies, as well as impacts from recent legislative action (such as “H.R. 1”, commonly referred to as the “One Big Beautiful Bill Act”) could act as a source of volatility in our baseline forecasts, particularly with respect to real GDP growth, inflation, unemployment, vehicle sales, and other consumer measures, which could materially impact our risk profile. Announcements regarding changes in U.S. trade policies and practices, as well as counter tariffs and other reciprocal actions by other jurisdictions, have continued to contribute to increased volatility in financial markets and could adversely affect economic conditions. Risks related to the continuation or escalation of tariffs and other trading restrictions, particularly to the extent impacting the automobile industry and related sectors, and the potential impact on inflation, global trade, new and used automobile prices and sales, consumer purchasing power, customer creditworthiness and general economic conditions, could cause our financial results to differ from the anticipated results expressed or implied in any forward-looking statements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the reportable operating segment sections of the MD&A that follow for a more complete discussion of operating results by business line.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2025	2024	Favorable/(unfavorable) % change	2025	2024	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$3,325	$3,538	(6)	$6,718	$7,120	(6)
Total interest expense	1,593	1,866	15	3,268	3,788	14
Net depreciation expense on operating lease assets	216	155	(39)	456	347	(31)
Net financing revenue and other interest income	1,516	1,517	—	2,994	2,985	—
Other revenue
Insurance premiums and service revenue earned	359	341	5	723	686	5
(Loss) gain on mortgage and automotive loans, net	(4)	6	(167)	(3)	12	(125)
Other gain (loss) on investments, net	61	(7)	n/m	(438)	22	n/m
Other income, net of losses	150	165	(9)	347	315	10
Total other revenue	566	505	12	629	1,035	(39)
Total net revenue	2,082	2,022	3	3,623	4,020	(10)
Provision for credit losses	384	457	16	575	964	40
Noninterest expense
Compensation and benefits expense	430	442	3	935	961	3
Insurance losses and loss adjustment expenses	203	181	(12)	364	293	(24)
Goodwill impairment	—	—	n/m	305	—	n/m
Other operating expenses	629	663	5	1,292	1,340	4
Total noninterest expense	1,262	1,286	2	2,896	2,594	(12)
Income from continuing operations before income tax expense	436	279	56	152	462	(67)
Income tax expense from continuing operations	84	60	(40)	25	100	75
Net income from continuing operations	$352	$219	61	$127	$362	(65)
Financial ratios:
Return on average assets (a)	0.76%	0.46%	n/m	0.14%	0.38%	n/m
Return on average equity (a)	9.81%	6.42%	n/m	1.79%	5.32%	n/m
Equity to assets (a)	7.70%	7.15%	n/m	7.59%	7.07%	n/m
Common dividend payout ratio (b)	28.57%	47.62%	n/m	260.87%	60.00%	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
We earned net income from continuing operations of $352 million and $127 million for the three months and six months ended June 30, 2025, respectively, compared to $219 million and $362 million for the three months and six months ended June 30, 2024. The increase in income for the three months ended June 30, 2025, was primarily driven by lower provision for credit losses, other gain on investments, net, and lower total noninterest expense, partially offset by an increase in tax expense from continuing operations. The decrease in income for the six months ended June 30, 2025, was primarily driven by other loss on investments, net, and higher total noninterest expense, partially offset by lower provision for credit losses and a decrease in income tax expense from continuing operations.
Net financing revenue and other interest income decreased $1 million for the three months ended June 30, 2025, and increased $9 million for the six months ended June 30, 2025, as compared to the same periods in 2024. The decrease for the three months ended June 30, 2025, was primarily driven by the sale of Ally Credit Card, which closed on April 1, 2025, and unfavorable remarketing performance on our operating leases resulting from lower auction prices on the sale of specific vehicle models and lower termination volume. The decrease was partially offset by lower total interest expense in response to lower benchmark interest rates, which decreased our cost of funds associated with our deposit liabilities. The increase for the six months ended June 30, 2025, was primarily driven by lower total interest expense in

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
response to lower benchmark interest rates, partially offset by unfavorable remarketing performance on our operating leases and the sale of Ally Credit Card.
Insurance premiums and service revenue earned was $359 million and $723 million for the three months and six months ended June 30, 2025, respectively, compared to $341 million and $686 million for the three months and six months ended June 30, 2024. The increases for the three months and six months ended June 30, 2025, were primarily driven by growth in our vehicle inventory insurance business as we continue to grow new relationships.
Other gain (loss) on investments, net, was a gain of $61 million and a loss of $438 million for the three months and six months ended June 30, 2025, respectively, compared to a loss of $7 million and a gain of $22 million for the three months and six months ended June 30, 2024. The increase for the three months ended June 30, 2025, was primarily due to favorable performance from equity securities. The decrease for the six months ended June 30, 2025, compared to the same period in 2024, was primarily attributable to our balance sheet repositioning of a portion of our available-for-sales securities during the six months ended June 30, 2025. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Other income, net of losses, decreased $15 million for the three months ended June 30, 2025, and increased $32 million for the six months ended June 30, 2025, compared to the same periods in 2024. The decrease for the three months ended June 30, 2025, was due to lower late charges and other administrative fees as a result of the sale of Ally Credit Card. The increase for the six months ended June 30, 2025, was primarily driven by favorable performance from equity-method investments, partially offset by lower late charges and other administrative fees.
The provision for credit losses decreased $73 million and $389 million for the three months and six months ended June 30, 2025, respectively, compared to the three months and six months ended June 30, 2024. The decrease in provision for credit losses for the three months ended June 30, 2025, was primarily driven by lower net charge-offs within our consumer other portfolio due to the sale of Ally Credit Card. The decrease in provision for credit losses for the six months ended June 30, 2025, was primarily driven by a provision benefit associated with the sale of Ally Credit Card and lower net charge-offs within our consumer automotive portfolio, partially offset by portfolio growth in our Corporate Finance operations, as well as higher specific reserve activity within our commercial automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense decreased $24 million for the three months ended June 30, 2025, and increased $302 million for the six months ended June 30, 2025, compared to the same periods in 2024. The decrease for the three months ended June 30, 2025, was primarily due to lower operating expenses and lower compensation and benefits, partially offset by higher insurance losses and loss adjustment expenses from higher weather losses driven by growth in our vehicle inventory insurance business. The increase for the six months ended June 30, 2025, was primarily driven by the impairment of goodwill associated with the sale of Ally Credit Card, in addition to higher insurance losses and loss adjustment expenses from our vehicle inventory insurance business. The increase was partially offset by lower operating expenses and lower compensation and benefits.
We recognized total income tax expense from continuing operations of $84 million and $25 million for the three months and six months ended June 30, 2025, respectively, compared to income tax expense of $60 million and $100 million for the three months and six months ended June 30, 2024. The increase in income tax expense for the three months ended June 30, 2025, compared to the same period in 2024, was primarily due to the tax effects of an increase in pretax earnings during the three months ended June 30, 2025. This increase was partially offset by an income tax benefit from the revaluation of our deferred tax assets and liabilities as a result of a California tax law enacted during the second quarter of 2025. The decrease in income tax expense for the six months ended June 30, 2025, compared to the same period in 2024, was primarily attributable to the tax effects of a loss on investments recognized as a result of our balance sheet repositioning of a portion of our available-for-sale securities during the six months ended June 30, 2025, as well as the aforementioned income tax benefit from the revaluation of our deferred tax assets and liabilities.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2025	2024	Favorable/(unfavorable) % change	2025	2024	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,918	$1,837	4	$3,796	$3,645	4
Commercial	329	435	(24)	670	846	(21)
Loans held-for-sale	4	1	n/m	5	2	150
Operating leases	352	333	6	703	689	2
Total financing revenue and other interest income	2,603	2,606	—	5,174	5,182	—
Interest expense	1,093	1,065	(3)	2,158	2,075	(4)
Net depreciation expense on operating lease assets (a)	216	155	(39)	456	347	(31)
Net financing revenue and other interest income	1,294	1,386	(7)	2,560	2,760	(7)
Other revenue
(Loss) gain on automotive loans, net	(2)	1	n/m	(2)	1	n/m
Other income, net of losses	99	92	8	196	189	4
Total other revenue	97	93	4	194	190	2
Total net revenue	1,391	1,479	(6)	2,754	2,950	(7)
Provision for credit losses	387	383	(1)	821	831	1
Noninterest expense
Compensation and benefits expense	166	160	(4)	349	338	(3)
Other operating expenses	366	352	(4)	737	717	(3)
Total noninterest expense	532	512	(4)	1,086	1,055	(3)
Income from continuing operations before income tax expense	$472	$584	(19)	$847	$1,064	(20)
Total assets	$111,709	$115,524	(3)	$111,709	$115,524	(3)
n/m = not meaningful
(a)Includes net remarketing losses of $19 million for the six months ended June 30, 2025, compared to net remarketing gains of $59 million and $105 million for the three months and six months ended June 30, 2024, respectively.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $472 million and $847 million for the three months and six months ended June 30, 2025, respectively, compared to $584 million and $1.1 billion for the three months and six months ended June 30, 2024. For the three months and six months ended June 30, 2025, the decreases were primarily due to higher net depreciation expense on operating lease assets.
Consumer automotive loan financing revenue and other interest income increased $81 million and $151 million for the three months and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases were primarily driven by higher portfolio yields as higher yielding originations replace maturity of lower yielding assets resulting from pricing actions.
Commercial loan financing revenue and other interest income decreased $106 million and $176 million for the three months and six months ended June 30, 2025, respectively, compared to the three months and six months ended June 30, 2024. The decreases were primarily due to lower average outstanding wholesale floorplan balances within the Stellantis dealer channel and lower yield driven by lower benchmark interest rates, as our commercial automotive loans are generally variable-rate.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Interest expense increased $28 million and $83 million for the three months and six months ended June 30, 2025, compared to the same periods in 2024. The increases for the three months and six months ended June 30, 2025, were primarily driven by higher funding costs as a result of a gradual shift in the composition of our consumer portfolios to loans and leases originated during a higher interest rate environment.
Total net operating lease revenue decreased $42 million and $95 million for the three months and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The decreases in net operating lease revenue were driven by lower remarketing performance and lower asset balances. We recognized net remarketing losses of $19 million for the six months ended June 30, 2025, compared to net remarketing gains of $59 million and $105 million for the three months and six months ended June 30, 2024, respectively. The decreases in remarketing gains for the three months and six months ended June 30, 2025, were primarily driven by lower auction prices on the sale of specific vehicle models and lower termination volume. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses increased $4 million and decreased $10 million for the three months and six months ended June 30, 2025, respectively, compared to the three months and six months ended June 30, 2024. The increase in provision for credit losses for the three months ended June 30, 2025, was primarily driven by asset growth within our consumer automotive portfolio, partially offset by lower net charge-offs in our consumer automotive portfolio. The decrease in provision for credit losses for the six months ended June 30, 2025, was primarily driven by lower net charge-offs in our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $20 million and $31 million for the three months and six months ended June 30, 2025, compared to the same periods in 2024. The increases were primarily due to increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products.
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$83,861	9.17%	$83,626	8.83%	$83,801	9.14%	$83,913	8.73%
Commercial
Wholesale floorplan (d)	14,570	6.63	18,003	7.69	14,945	6.65	17,418	7.71
Other commercial automotive (e)	6,293	5.64	6,421	5.67	6,316	5.65	6,380	5.64
Investment in operating leases, net (f)	7,919	6.88	8,417	8.49	7,937	6.29	8,633	7.96
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
(c)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 9.26% and 9.23% for the three months and six months ended June 30, 2025, respectively, and 9.19% and 9.13% for the three months and six months ended June 30, 2024.
(d)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 6.41% and 6.45% for the three months and six months ended June 30, 2025, respectively, and 7.64% and 7.67% for the three months and six months ended June 30, 2024.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes net losses on the sale of off-lease vehicles of $19 million for the six months ended June 30, 2025, and net gains of $59 million and $105 million for the three months and six months ended June 30, 2024, respectively. Excluding these losses and gains on sale, the yield was 6.86% and 6.76% for the three months and six months ended June 30, 2025, respectively, compared to 5.66% and 5.52% for the three months and six months ended June 30, 2024.
During the three months and six months ended June 30, 2025, our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased 34 and 41 basis points, respectively, as compared to the same periods in 2024. The increases for the three months and six months ended June 30, 2025, were primarily driven by a shift in portfolio mix as higher yielding originations replace the maturity of lower yielding assets resulting from pricing actions. Our portfolio yield for consumer automotive loans, including the effects of derivative financial instruments designated as hedges, was 9 basis points higher than our portfolio yield for consumer automotive loans excluding the effects of derivative financial instruments designated as hedges for both the three months and six months ended June 30, 2025. This is attributable to the execution of hedging strategies that are used to mitigate interest rate risks. The effects of derivative financial instruments designated as hedges are included within Corporate and Other. Refer to Note 19 to the Condensed Consolidated Financial Statements for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
During the three months and six months ended June 30, 2025, our portfolio yield for commercial wholesale floorplan loans, excluding the impact of hedging activities, decreased 106 basis points compared to both the same periods in 2024. The decreases were primarily due to lower benchmark interest rates, as our commercial automotive loans are generally variable-rate. Additionally, our portfolio yield for other commercial automotive loans decreased 3 basis points and increased 1 basis point during the three months and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The decrease for the three months ended June 30, 2025, was primarily driven by lower dealer term loans. The increase for the six months ended June 30, 2025, was driven by the portfolio turning over and benefiting from higher yielding dealer loan originations.
Our portfolio yield for investment in operating leases, net, including gains and losses on the sale of off-lease vehicles, decreased 161 and 167 basis points to 6.88% and 6.29% for the three months and six months ended June 30, 2025, respectively, as compared to 8.49% and 7.96% for the three months and six months ended June 30, 2024. The decreases were due to lower remarketing gains, which decreased $59 million and $124 million for the three months and six months ended June 30, 2025, compared to the same periods in 2024. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
The following table presents retail loan originations and purchases by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended June 30, 2025
S	$2.4	36	762	$1.7	55	772
A	2.9	43	690	1.1	36	686
B	1.0	15	645	0.2	6	649
C	0.2	3	608	0.1	3	609
D	0.2	3	573	—	—	561
Total retail loan originations	$6.7	100	703	$3.1	100	726
Three months ended June 30, 2024
S	$2.5	41	761	$1.3	46	758
A	2.7	44	690	1.2	43	686
B	0.7	12	646	0.3	11	651
C	0.2	3	610	—	—	616
Total retail loan originations	$6.1	100	710	$2.8	100	714
Six months ended June 30, 2025
S	$4.9	37	763	$3.3	55	772
A	5.6	43	690	2.2	37	686
B	1.9	14	645	0.4	7	649
C	0.5	4	608	0.1	1	609
D	0.2	2	573	—	—	565
Total retail loan originations	$13.1	100	706	$6.0	100	727
Six months ended June 30, 2024
S	$5.0	39	758	$2.5	48	755
A	5.5	43	689	2.2	42	687
B	1.7	14	644	0.5	10	652
C	0.4	3	602	—	—	617
D	0.1	1	563	—	—	568
Total retail loan originations	$12.7	100	706	$5.2	100	713
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; payment-to-income ratio; and debt-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.
The following table presents the percentage of total retail loan originations and purchases, in dollars, by the loan term in months.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
0–71	16%	15%	16%	15%
72–75	61	61	61	62
76 +	23	24	23	23
Total retail loan originations	100%	100%	100%	100%
Retail loan originations with a term of 76 months or more represented 23% of total retail loan originations for both the three months and six months ended June 30, 2025, compared to 24% and 23% for the three months and six months ended June 30, 2024. Substantially all the loans originated with a term of 76 months or more during both the three months and six months ended June 30, 2025, and 2024, were considered to be prime and in credit tiers S, A, or B. Our underwriting processes are designed to consider various deal structure variables—such as payment-to-income, LTV, debt-to-income, and FICO® score—that compensate for longer loan terms and mitigate underwriting risk.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
During the three months ended June 30, 2025, approximately 81% of our used retail loan originations were for vehicles with a model year of 2019 or newer. According to the Bureau of Transportation Statistics, the average age of light vehicles in operation in the United States during 2024 was approximately 13 years. Substantially all used retail loan originations with a term of 76 months or more during the three months ended June 30, 2025, were for vehicles with a model year of 2019 or newer.
The following table presents the percentage of total outstanding retail loans by origination year.

June 30,	2025	2024
Pre-2021	4%	10%
2021	8	15
2022	15	24
2023	21	31
2024	30	20
2025	22	—
Total retail	100%	100%
The following tables present the total retail loan and operating lease origination and purchase dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2025	2024	2025	2024
Used retail	$6,714	$6,091	61	62
New retail	3,155	2,759	29	28
Lease	1,129	927	10	10
Total consumer automotive financing originations (a)	$10,998	$9,777	100	100
(a)Includes CSG originations of $915 million and $1.0 billion for the three months ended June 30, 2025, and 2024, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2025	2024	2025	2024
Used retail	$13,105	$12,675	62	65
New retail	6,040	5,198	29	27
Lease	2,006	1,660	9	8
Total consumer automotive financing originations (a)	$21,151	$19,533	100	100
(a)Includes CSG originations of $1.8 billion and $2.1 billion for the six months ended June 30, 2025, and 2024, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2025	2024	2025	2024
GM dealers	$2,405	$2,273	22	23
Stellantis dealers	1,355	1,624	12	17
Other dealers and automotive retailers
OEM-franchised dealers (a)	4,492	3,860	41	39
Non-OEM-franchised dealers and automotive retailers	2,746	2,020	25	21
Total other dealers and automotive retailers	7,238	5,880	66	60
Total consumer automotive financing originations	$10,998	$9,777	100	100
(a)Includes automotive manufacturers with a direct-to-consumer model.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2025	2024	2025	2024
GM dealers	$4,743	$4,485	22	23
Stellantis dealers	2,750	3,249	13	17
Other dealers and automotive retailers
OEM-franchised dealers (a)	8,690	7,396	41	38
Non-OEM-franchised dealers and automotive retailers	4,968	4,403	24	22
Total other dealers and automotive retailers	13,658	11,799	65	60
Total consumer automotive financing originations	$21,151	$19,533	100	100
(a)Includes automotive manufacturers with a direct-to-consumer model.
Total consumer automotive loan and operating lease originations increased $1.2 billion and $1.6 billion for the three months and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases were primarily driven by strong industry new vehicle sales and continued momentum in electric vehicle lease contracts.
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

	Used retail		New retail		Lease
Three months ended June 30,	2025	2024	2025	2024	2025	2024
760 +	24%	26%	31%	23%	51%	52%
720–759	14	15	13	13	18	17
660–719	28	30	25	28	21	21
620–659	18	17	16	17	7	7
540–619	10	7	4	4	2	2
< 540	2	1	—	—	—	—
Unscored (a)	4	4	11	15	1	1
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.

	Used retail		New retail		Lease
Six months ended June 30,	2025	2024	2025	2024	2025	2024
760 +	25%	24%	31%	22%	52%	53%
720–759	14	15	13	13	18	16
660–719	28	30	25	29	21	20
620–659	18	18	15	17	6	7
540–619	9	8	4	3	2	2
< 540	2	1	—	—	—	—
Unscored (a)	4	4	12	16	1	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Originations with a FICO® Score of less than 620 (considered nonprime) represented 9% and 8% of total consumer loan and operating lease originations for the three months and six months ended June 30, 2025, respectively, compared to 7% and 8% for the three months and six months ended June 30, 2024. Consumer loans and operating leases with FICO® Scores of less than 540 represented 1% of total originations for each of the three months and six months ended June 30, 2025, and 2024. Nonprime applications are subject to more stringent underwriting criteria (for example, maximum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was $8.2 billion at both June 30, 2025, and December 31, 2024, or approximately 9.7% of our total consumer automotive loans at both June 30, 2025, and December 31, 2024. For discussion of our credit-risk-management practices and performance, refer to the section below titled Risk Management.
During the second quarter of 2025, we renewed our relationship with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we maintained our committed facility at a maximum of $4.0 billion to support our continued efforts to optimize risk-adjusted returns. This commitment is effective for 364 days. As part of the agreement, we continue to purchase finance receivables on a periodic basis within prescribed eligibility requirements and risk appetite, consistent with purchase practices in prior years. All the finance receivables purchased through this channel are used vehicles, and are included in non-OEM-franchised dealers and automotive retailers in our consumer origination metrics. While different vintages and credit tiers exhibit varying performance, collectively to date, finance receivables purchased from Carvana have generally exhibited consistent delinquency and loss performance compared to loans with similar credit characteristics acquired through our indirect dealer channel. Consumer finance receivables and loans sourced from Carvana represented 9.1% and 8.6% of our total consumer automotive finance receivables and loans as of June 30, 2025, and December 31, 2024, respectively. Loan purchases from Carvana were 11% and 9% of our total consumer automotive financing originations during the three months and six months ended June 30, 2025, respectively, as compared to 5% and 7% for the same periods in 2024.
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

	Average balance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Stellantis new vehicles	30%	41%	29%	42%
GM new vehicles	27	24	28	23
Other new vehicles	23	19	24	18
Used vehicles	20	16	19	17
Total	100%	100%	100%	100%
Total commercial wholesale finance receivables	$14,570	$18,003	$14,945	$17,418
Average commercial wholesale financing receivables outstanding decreased $3.4 billion and $2.5 billion during the three months and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The decreases for the three months and six months ended June 30, 2025, as compared to the same periods in 2024, were primarily due to a decrease within the Stellantis dealer channel.
Carvana's commercial line of credit totals $1.5 billion, with a scheduled maturity in the second quarter of 2027. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. This includes the line of credit being fully collateralized to mitigate counterparty credit risk in the event of a default. At June 30, 2025, Carvana’s gross wholesale floorplan assets outstanding balance was $72 million.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans decreased $128 million and $64 million for the three months and six months ended June 30, 2025, respectively, compared to the same periods in 2024, to an average of $6.3 billion for the both three months and six months ended June 30, 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2025	2024	Favorable/(unfavorable) % change	2025	2024	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$359	$341	5	$723	$686	5
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	30	27	11	60	53	13
Other gain (loss) on investments, net (b)	59	(6)	n/m	55	29	90
Other income, net of losses	4	3	33	8	7	14
Total insurance premiums and other income	452	365	24	846	775	9
Expense
Insurance losses and loss adjustment expenses	203	181	(12)	364	293	(24)
Acquisition and underwriting expense
Compensation and benefits expense	26	26	—	56	54	(4)
Insurance commissions expense	155	161	4	316	322	2
Other expenses	40	37	(8)	80	76	(5)
Total acquisition and underwriting expense	221	224	1	452	452	—
Total expense	424	405	(5)	816	745	(10)
Income (loss) from continuing operations before income tax expense (benefit)	$28	$(40)	170	$30	$30	—
Total assets	$9,705	$9,174	6	$9,705	$9,174	6
Insurance premiums and service revenue written	$349	$344	1	$734	$698	5
Combined ratio (c)	117.1%	117.6%		111.8%	107.5%
n/m = not meaningful
(a)Includes interest expense of $15 million and $29 million for the three months and six months ended June 30, 2025, respectively, and $14 million and $27 million for the three months and six months ended June 30, 2024.
(b)Includes net unrealized gains on equity securities of $30 million and $15 million for the three months and six months ended June 30, 2025, respectively, and net unrealized losses of $28 million and $11 million for the three months and six months ended June 30, 2024.
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
Our Insurance operations earned income from continuing operations before income tax expense of $28 million and $30 million for the three months and six months ended June 30, 2025, respectively, compared to a loss of $40 million and income of $30 million for the three months and six months ended June 30, 2024. The increase for the three months ended June 30, 2025, was primarily driven by increases in net investment gains and insurance premiums and service revenue earned, partially offset by increases in insurance losses and loss adjustment expenses.
Insurance premiums and service revenue earned was $359 million and $723 million for the three months and six months ended June 30, 2025, respectively, compared to $341 million and $686 million for the same periods in 2024. The increases for the three months and six months ended June 30, 2025, were primarily driven by growth in our vehicle inventory insurance business as we continue to grow new relationships.
Other gain on investments, net was $59 million and $55 million for the three months and six months ended June 30, 2025, respectively, compared to loss on investments, net of $6 million and gain on investments, net of $29 million for the same periods in 2024. This consisted of realized capital gains of $29 million and $40 million during the three months and six months ended June 30, 2025, compared to $21 million and $39 million for the same periods in 2024. The increases for the three months and six months ended June 30, 2025, were driven by net unrealized gains on equity securities of $30 million and $15 million for the three months and six months ended June 30, 2025, compared to net unrealized losses on equity securities of $28 million and $11 million during the same periods in 2024, as a result of the performance of the equity securities included in the portfolio in line with broader market performance.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance losses and loss adjustment expenses totaled $203 million and $364 million for the three months and six months ended June 30, 2025, respectively, compared to $181 million and $293 million for the same periods in 2024. The increases for the three months and six months ended June 30, 2025, were primarily due to higher weather losses driven by growth in our vehicle inventory insurance business. During the three months and six months ended June 30, 2025, weather-related loss and loss adjustment expenses from our vehicle inventory insurance business were $91 million and $149 million, respectively, compared to $78 million and $95 million during the same periods in 2024. We utilized our excess of loss reinsurance and ceded weather-related losses on our vehicle inventory insurance business during the first and second quarters of 2024, and the first quarter of 2025, as losses exceeded the retention limit, helping to partially mitigate the impact of weather losses, primarily due to severe hailstorms. In April 2025, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related losses, under which retention limits vary for each quarter.
Our combined ratio was 117.1% and 111.8% for the three months and six months ended June 30, 2025, respectively, compared to 117.6% and 107.5% for the same periods in 2024. The decrease for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily driven by higher earned premiums from our vehicle inventory insurance business, partially offset by higher net weather losses. The increase for the six months ended June 30, 2025, was primarily driven by higher net weather losses compared to the same period in 2024, partially offset by higher earned premiums from our vehicle inventory insurance business.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Finance and insurance products
Vehicle service contracts	$179	$187	$345	$365
Guaranteed asset protection and other finance and insurance products (a)	84	70	157	131
Total finance and insurance products	263	257	502	496
Property and casualty insurance (b)	81	75	215	172
Other premium and service revenue written (c)	5	12	17	30
Total	$349	$344	$734	$698
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
Insurance premiums and service revenue written was $349 million and $734 million for the three months and six months ended June 30, 2025, respectively, compared to $344 million and $698 million for the same periods in 2024. The increases were primarily due to higher written premiums from our P&C business primarily driven by growth in vehicle inventory insurance business relationships, increasing our market share, and higher finance and insurance products, partially offset by higher reinsurance costs and a decrease in our other products.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents
Noninterest-bearing cash	$83	$91
Interest-bearing cash	515	527
Total cash and cash equivalents	598	618
Equity securities	937	867
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	571	464
U.S. States and political subdivisions	323	361
Foreign government	194	194
Agency mortgage-backed residential	1,046	853
Mortgage-backed residential	201	206
Corporate debt	1,858	1,754
Total available-for-sale securities (amortized cost of $4,546 and $4,274)	4,193	3,832
Total cash, cash equivalents, and securities	$5,728	$5,317
In addition to these cash and investment securities, the Insurance segment has interest-bearing intercompany arrangements with Corporate and Other, callable on demand. The intercompany loan balance due to Insurance was $687 million and $864 million at June 30, 2025, and December 31, 2024, respectively, and related interest income of $4 million and $9 million was recognized for the three months and six months ended June 30, 2025, compared to $4 million and $7 million for the same periods in 2024.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2025	2024	Favorable/(unfavorable) % change	2025	2024	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$232	$249	(7)	$450	$513	(12)
Interest on loans held-for-sale	1	3	(67)	4	8	(50)
Interest expense	125	140	11	242	289	16
Net financing revenue and other interest income	108	112	(4)	212	232	(9)
Total other revenue	19	30	(37)	48	53	(9)
Total net revenue	127	142	(11)	260	285	(9)
Provision for credit losses	(2)	3	167	12	2	n/m
Noninterest expense
Compensation and benefits expense	19	17	(12)	44	44	—
Other operating expenses	14	13	(8)	32	30	(7)
Total noninterest expense	33	30	(10)	76	74	(3)
Income from continuing operations before income tax expense	$96	$109	(12)	$172	$209	(18)
Total assets	$11,040	$9,869	12	$11,040	$9,869	12
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $96 million and $172 million for the three months and six months ended June 30, 2025, respectively, compared to $109 million and $209 million for the three months and six months ended June 30, 2024. The decreases for the three months and six months ended June 30, 2025, were primarily due to lower net financing revenue and other interest income, and lower other revenue.
Net financing revenue and other interest income was $108 million and $212 million for the three months and six months ended June 30, 2025, respectively, compared to $112 million and $232 million for the three months and six months ended June 30, 2024. The decreases for the three months and six months ended June 30, 2025, were primarily driven by lower fee income, as accelerated deferred fees were elevated from early loan payoffs during the three months and six months ended June 30, 2024.
Other revenue decreased $11 million and $5 million for the three months and six months ended June 30, 2025, respectively, compared to the three months and six months ended June 30, 2024. The decreases for the three months and six months ended June 30, 2025, were primarily due to lower syndication and fee income as compared to the same periods in 2024.
The provision for credit losses decreased $5 million for the three months ended June 30, 2025, and increased $10 million for the six months ended June 30, 2025, as compared to the same periods in 2024. The decrease for the three months ended June 30, 2025, was primarily driven by lower specific reserve activity as compared to the three months ended June 30, 2024. The increase for the six months ended June 30, 2025, was primarily driven by portfolio growth. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Credit Portfolio
The following table presents loans held-for-sale, the amortized cost of finance receivables and loans outstanding, unfunded lending commitments, and total serviced loans of our Corporate Finance operations. As of June 30, 2025, 61% of our loans and 60% of our lending commitments were asset based, with all in a first-lien position. Additionally, total criticized exposures were 9.6% and 14.2% of total Corporate Finance finance receivables and loans at June 30, 2025, and December 31, 2024, respectively.

($ in millions)	June 30, 2025	December 31, 2024
Loans held-for-sale, net	$68	$105
Finance receivables and loans (a)	$10,968	$9,593
Unfunded lending commitments (b)	$7,120	$7,913
Total serviced loans	$14,403	$12,820
(a)Includes $9.0 billion and $8.1 billion of commercial and industrial loans at June 30, 2025, and December 31, 2024, respectively, and $2.0 billion and $1.5 billion of commercial real estate loans at June 30, 2025, and December 31, 2024, respectively. Our commercial real estate loans are primarily focused on lending to skilled nursing facilities, senior housing, memory care facilities, and medical office buildings. There are no exposures related to commercial office buildings.
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

	June 30, 2025	December 31, 2024
Industry
Financial services	42.7%	42.1%
Health services	17.5	15.1
Services	14.2	14.3
Chemicals and metals	6.9	7.4
Automotive and transportation	5.9	7.0
Machinery, equipment, and electronics	5.4	6.7
Wholesale	3.3	3.0
Construction	1.4	1.3
Other manufactured products	1.3	1.5
Retail trade	1.0	1.0
Other	0.4	0.6
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2025	2024	Favorable/(unfavorable) % change	2025	2024	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$141	$320	(56)	$408	$661	(38)
Interest on loans held-for-sale	1	3	(67)	2	33	(94)
Interest and dividends on investment securities and other earning assets (b)	212	233	(9)	408	468	(13)
Interest on cash and cash equivalents	90	83	8	183	175	5
Total financing revenue and other interest income	444	639	(31)	1,001	1,337	(25)
Interest expense
Original issue discount amortization (c)	18	17	(6)	36	34	(6)
Other interest expense (d)	342	630	46	803	1,363	41
Total interest expense	360	647	44	839	1,397	40
Net financing revenue and other interest income	84	(8)	n/m	162	(60)	n/m
Other revenue
(Loss) gain on mortgage and automotive loans, net	(2)	5	(140)	(1)	11	(109)
Other gain (loss) on investments, net	2	(1)	n/m	(493)	(7)	n/m
Other income, net of losses	28	40	(30)	95	66	44
Total other revenue	28	44	(36)	(399)	70	n/m
Total net revenue	112	36	n/m	(237)	10	n/m
Provision for credit losses	(1)	71	101	(258)	131	n/m
Total noninterest expense (e)	273	339	19	918	720	(28)
Loss from continuing operations before income tax benefit	$(160)	$(374)	57	$(897)	$(841)	(7)
Total assets	$57,019	$57,812	(1)	$57,019	$57,812	(1)
n/m = not meaningful
(a)Includes financing revenue from our consumer mortgage and impacts associated with hedging activities within our automotive loan portfolio. Additionally includes financing revenue from our consumer other portfolios prior to the completion of the sale of Ally Credit Card on April 1, 2025.
(b)Includes impacts associated with hedging activities of our available-for-sale securities.
(c)Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
(d)Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.
(e)Includes reductions of $211 million and $428 million for the three months and six months ended June 30, 2025, respectively, and $193 million and $408 million for the three months and six months ended June 30, 2024, related to the allocation of COH expenses to other segments. The receiving segments record their allocation of COH expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes total assets for Corporate and Other.

($ in millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents and securities	$32,759	$32,599
Other investments	3,523	3,442
Mortgage finance receivables and loans, net	16,571	17,215
Credit card finance receivables and loans, net (a)	—	1,975
Other (b)	4,166	4,519
Total assets	$57,019	$59,750
(a)We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
(b)Primarily includes net deferred tax assets, net property and equipment, and goodwill. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information.
The following table presents the scheduled remaining amortization of the original issue discount at June 30, 2025.

Year ended December 31, ($ in millions)	2025	2026	2027	2028	2029	2030 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$689	$607	$513	$406	$283	$—
Total amortization (b)	38	82	94	107	123	283	$727
(a)The maximum annual scheduled amortization for any individual year is $143 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax benefit of $160 million and $897 million for the three months and six months ended June 30, 2025, respectively, compared to $374 million and $841 million for the three months and six months ended June 30, 2024. The decrease in loss for the three months ended June 30, 2025, was primarily driven by higher net financing revenue, lower provision for credit losses, and lower noninterest expense, partially offset by lower total other revenue. The increase in loss for the six months ended June 30, 2025, was primarily driven by lower total other revenue and higher noninterest expense, partially offset by lower provision for credit losses and higher net financing revenue.
Total financing revenue and other interest income was $444 million and $1.0 billion for the three months and six months ended June 30, 2025, respectively, compared to $639 million and $1.3 billion for the three months and six months ended June 30, 2024. The decrease for the three months and six months ended June 30, 2025, was primarily driven by lower average assets due to the sale of Ally Credit Card on April 1, 2025, lower income from our hedging activities, and the continued run-off of our consumer mortgage portfolio. Additionally, the decrease for the six months ended June 30, 2025, was driven by lower average assets due to the sale of Ally Lending in the first quarter of 2024.
Total interest expense decreased $287 million and $558 million for the three months and six months ended June 30, 2025, respectively, compared to the three months and six months ended June 30, 2024. Interest expense in our Corporate and Other segment includes our external borrowing costs less the amount charged to our operating segments, which is based on our FTP methodology. The decreases in interest expense for the three months and six months ended June 30, 2025, were primarily driven by lower interest rate environment when compared to the three months and six months ended June 30, 2024, as well as the sale of Ally Credit Card on April 1, 2025.
Total other revenue decreased $16 million and $469 million for the three months and six months ended June 30, 2025, respectively, compared to the three months and six months ended June 30, 2024. The decreases for the three months and six months ended June 30, 2025, were driven by lower late charges and other administrative fees as a result of the sale of Ally Credit Card. Additionally, the decrease for the six months ended June 30, 2025, was driven by a balance sheet repositioning of a portion of our available-for-sale securities during the first quarter of 2025. Refer to Note 7 to the Condensed Consolidated Financial Statements.
The provision for credit losses decreased $72 million and $389 million for the three months and six months ended June 30, 2025, respectively, compared to the three months and six months ended June 30, 2024. The decreases in provision for credit losses were driven by a provision benefit associated with the sale of Ally Credit Card. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense decreased $66 million and increased $198 million for the three months and six months ended June 30, 2025, respectively, compared to the three months and six months ended June 30, 2024. The decrease for the three months ended June 30, 2025, was primarily driven by the lower operating expenses as a result of the sale of Ally Credit Card, and lower compensation and benefits. The increase for six months ended June 30, 2025, was primarily driven by the impairment of goodwill associated with the sale of Ally Credit Card, partially offset by lower operating expenses associated with the sales of Ally Credit Card and Ally Lending, and lower compensation and benefits.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents
Noninterest-bearing cash	$447	$431
Interest-bearing cash	9,547	9,243
Total cash and cash equivalents	9,994	9,674
Equity securities	—	1
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,600	1,409
U.S. States and political subdivisions	253	256
Agency mortgage-backed residential	11,609	12,800
Agency mortgage-backed commercial	4,697	3,984
Asset-backed	45	129
Total available-for-sale securities (amortized cost of $21,169 and $22,536)	18,204	18,578
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,136	739
Mortgage-backed residential	3,355	3,465
Asset-backed retained notes	68	89
Total held-to-maturity securities (amortized cost of $4,561 and $4,346)	4,559	4,293
Total cash, cash equivalents, and securities	$32,757	$32,546
Other Investments
The following table summarizes other investments at carrying value for Corporate and Other. Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for further information on these investments.

($ in millions)	June 30, 2025	December 31, 2024
Other assets
Proportional amortization investments (a)	$2,143	$2,131
Nonmarketable equity investments	759	730
Equity-method investments (b)	621	581
Total other investments	$3,523	$3,442
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments.
(b)Primarily comprises 72 and 66 investments made in connection with our CRA program at June 30, 2025, and December 31, 2024, respectively. The carrying value of these investments was $613 million and $573 million at June 30, 2025, and December 31, 2024, respectively.
Nonmarketable equity investments and equity-method investments include strategic investments made through Ally Ventures. Ally Ventures identifies, invests in, and builds relationships with key startups. At June 30, 2025, the carrying value of investments made through Ally Ventures was $34 million, comprising 18 investments, as compared to $36 million, comprising 19 investments at December 31, 2024. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information.

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

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Trading days (a)	62.0	60.0	63.0	63.5	63.0
Average customer trades per day, (in thousands)	26.6	30.6	29.3	26.9	27.5
Funded accounts (b) (in thousands)	532	533	532	532	529
Total net customer assets (b) ($ in millions)	$19,257	$17,130	$18,459	$17,466	$16,616
Total customer cash balances (b) ($ in millions)	$1,476	$1,406	$1,436	$1,393	$1,324
(a)Represents the number of days the NYSE and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across the brokerage, robo and advisory portfolios.
During the three months ended June 30, 2025, total funded accounts remained relatively flat from the prior quarter and increased 1% from the second quarter of 2024, as industry growth remains subdued. Average customer trades per day decreased 13% from the prior quarter and decreased 3% from the second quarter of 2024, driven by dynamic market conditions and lower customer engagement. Additionally, net customer assets increased 12% from the prior quarter and increased 16% from the second quarter of 2024, as a result of changes in equity market valuations and total accounts.
Mortgage
Mortgage operations consist of our held-for-sale and held-for-investment consumer mortgage loan portfolios. Consumer mortgage originations ceased during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio.
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our consumer mortgage held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium (discount) ($ in millions)	Average refreshed LTV (b) (c)	Average refreshed FICO® (d)
June 30, 2025
Adjustable-rate	$389	2	4.06%	$1	46.79%	773
Fixed-rate	16,208	98	3.15	(10)	46.67	783
Total	$16,597	100	3.17	$(9)	46.68	782
December 31, 2024
Adjustable-rate	$450	3	4.36%	$2	46.01%	770
Fixed-rate	16,793	97	3.15	(10)	47.96	782
Total	$17,243	100	3.18	$(8)	47.91	782
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities based on our reportable operating segments.

($ in millions)	June 30, 2025	December 31, 2024
Finance receivables and loans
Automotive Finance (a)	$105,431	$106,655
Insurance (b)	12	15
Corporate Finance	10,968	9,593
Corporate and Other (c) (d)	16,818	19,767
Total finance receivables and loans	133,229	136,030
Loans held-for-sale
Automotive Finance	15	5
Corporate Finance	68	105
Corporate and Other	102	50
Total loans held-for-sale	185	160
Total on-balance-sheet loans	133,414	136,190
Off-balance-sheet securitized loans
Automotive Finance	1,334	1,730
Whole-loan sales
Automotive Finance	1,574	1,155
Corporate and Other (d)	—	86
Total off-balance-sheet loans (e)	2,908	2,971
Operating lease assets
Automotive Finance	7,992	7,991
Total operating lease assets	7,992	7,991
Total loan and operating lease exposure	$144,314	$147,152
(a)Includes a liability of $6 million and $51 million associated with fair value hedging adjustments at June 30, 2025, and December 31, 2024, respectively. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.
(b)Represents insurance advance agreements with dealers that we administer through a noninsurance entity. These advances are included within our automotive commercial and industrial portfolio class.
(c)Primarily includes our consumer mortgage portfolio at both June 30, 2025, and December 31, 2024.
(d)Includes Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends, such as unemployment rate and sales of new light motor vehicles, given the nature of our business and the potential impacts on our exposure to credit risk. As of June 30, 2025, the unemployment rate fell to 4.1%. Sales of new light motor vehicles fell to an average annual rate of 16.1 million during the second quarter of 2025. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million in 2019, which has limited incoming used vehicle supply and supported used vehicle values. Additionally, used vehicle values may be impacted by availability, the price of new vehicles, or changes in customer preferences. However, macroeconomic risks remain elevated as a result of impacts from tariffs, inflation, consumer financial health, and geopolitical uncertainty.
Consumer Credit Portfolio
During the three months and six months ended June 30, 2025, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, and high-quality jumbo and LMI mortgage loans that were obtained through bulk loan purchases and direct-to-consumer mortgage originations. Consumer mortgage originations ceased during the second quarter of 2025, which will result in a gradual run-off of our remaining consumer mortgage loan portfolio. For the six months ended June 30, 2025, the consumer loan portfolio also included revolving, unsecured loans through Ally Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. For further information, refer to Note 2 to the Condensed Consolidated Financial Statements. The carrying value of our nonprime held-for-investment consumer automotive loans before allowance for loan losses represented approximately 9.7% of our total consumer automotive loans at both June 30, 2025, and December 31, 2024. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
($ in millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Consumer automotive (b) (c)	$84,365	$83,757	$1,134	$1,231	$—	$—
Consumer mortgage	16,588	17,234	69	54	—	—
Consumer other (d)	—	2,294	—	90	—	—
Total consumer finance receivables and loans	$100,953	$103,285	$1,203	$1,375	$—	$—
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
(c)Includes outstanding CSG loans of $8.9 billion and $9.3 billion at June 30, 2025, and December 31, 2024, respectively, and RV loans of $319 million and $360 million at June 30, 2025, and December 31, 2024, respectively.
(d)Consists of credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
Total consumer finance receivables and loans decreased $2.3 billion at June 30, 2025, compared with December 31, 2024. The decrease was primarily due to the sale of Ally Credit Card, which closed on April 1, 2025. Additionally, our consumer mortgage finance receivables and loans decreased $646 million, primarily due to portfolio runoff, as we ceased mortgage originations during the second quarter of 2025.
Total consumer nonperforming finance receivables and loans at June 30, 2025, decreased $172 million to $1.2 billion from December 31, 2024. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans was 1.2% and 1.3% at June 30, 2025, and December 31, 2024, respectively.
Consumer automotive loans 30 days or more past due decreased $461 million to $4.1 billion at June 30, 2025, as compared to December 31, 2024. During the six months ended June 30, 2025, we observed a decline in delinquency trends within our consumer automotive portfolio, primarily driven by seasonality.
The following tables present consumer net charge-offs and write-downs from transfers to loans held-for-sale from finance receivables and loans at amortized cost and related ratios.

	Net charge-offs (recoveries)		Write-downs from transfers to held-for-sale		Total		Net charge-off ratios (a)		Combined ratios (b)
Three months ended June 30, ($ in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Consumer automotive	$366	$378	$—	$—	$366	$378	1.7%	1.8%	1.7%	1.8%
Consumer mortgage	—	(1)	—	—	—	(1)	—	—	—	—
Consumer other (c)	—	62	—	—	—	62	—	12.6	—	12.6
Total consumer finance receivables and loans	$366	$439	$—	$—	$366	$439	1.5	1.7	1.5	1.7
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
(c)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Net charge-offs (recoveries)		Write-downs from transfers to held-for-sale (a)		Total		Net charge-off ratios (b)		Combined ratios (c)
Six months ended June 30, ($ in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Consumer automotive	$811	$855	$—	$5	$811	$860	1.9%	2.0%	1.9%	2.0%
Consumer mortgage	(1)	(1)	—	—	(1)	(1)	—	—	—	—
Consumer other (d)	63	124	—	—	63	124	n/m	12.5	n/m	12.5
Total consumer finance receivables and loans	$873	$978	$—	$5	$873	$983	1.7	1.9	1.7	1.9
n/m = not meaningful
(a)Consumer automotive includes a $5 million reduction of allowance from the completion of a retail securitization transactions during the six months ended June 30, 2024, resulting in the deconsolidation of the assets and liabilities from our Condensed Consolidated Balance Sheet.
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
Our net charge-offs from total consumer finance receivables and loans were $366 million and $873 million for the three months and six months ended June 30, 2025, respectively, compared to net charge-offs of $439 million and $978 million for the three months and six months ended June 30, 2024. The decreases for the three months and six months ended June 30, 2025, were primarily driven by lower net charge-offs within our consumer other portfolio due to the sale of Ally Credit Card, which closed on April 1, 2025. The decreases were also driven by lower net charge-offs within our consumer automotive portfolio, reflecting our pricing and underwriting strategies, and stability in used vehicle prices.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Consumer automotive (a)	$10,271	$8,955	$19,749	$18,143
Consumer mortgage (b) (c)	4	261	95	494
Total consumer loan originations	$10,275	$9,216	$19,844	$18,637
(a)Includes loans purchased under forward flow agreements with automotive retailers, as well as $402 million and $604 million of loans originated as held-for-sale for the three months and six months ended June 30, 2025, respectively, and $105 million and $270 million for the three months and six months ended June 30, 2024.
(b)Excludes bulk loan purchases and includes $4 million and $95 million of loans originated as held-for-sale for the three months and six months ended June 30, 2025, respectively, and $249 million and $447 million for the three months and six months ended June 30, 2024.
(c)Consumer mortgage originations ceased during the second quarter of 2025.
Total consumer loan originations increased $1.1 billion and $1.2 billion for the three months and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, primarily due to higher originations within our consumer automotive loan portfolio as a result of strong industry new vehicle sales. The increases were partially offset by a decrease in consumer mortgage originations, as mortgage originations ceased during the second quarter of 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table shows the percentage of consumer finance receivables and loans by state concentration based on amortized cost.

	June 30, 2025 (a)			December 31, 2024
	Consumer automotive	Consumer mortgage	Consumer other (b)	Consumer automotive	Consumer mortgage	Consumer other
California	8.5%	40.2%	—%	8.5%	39.9%	9.3%
Texas	13.5	7.1	—	13.5	7.2	7.8
Florida	9.2	6.2	—	9.3	6.2	9.1
North Carolina	4.7	1.8	—	4.6	1.9	3.0
Pennsylvania	4.5	2.1	—	4.5	2.1	4.1
Georgia	4.0	2.9	—	4.0	2.9	3.7
New York	4.0	1.9	—	3.8	1.9	5.4
New Jersey	3.3	2.5	—	3.3	2.5	3.5
Illinois	3.1	2.8	—	3.2	2.8	4.6
Ohio	3.3	0.4	—	3.3	0.4	4.5
Other United States	41.9	32.1	—	42.0	32.2	45.0
Total consumer loans	100.0%	100.0%	—%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at June 30, 2025.
(b)We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.1% and 26.0% of our total outstanding consumer finance receivables and loans at June 30, 2025, and December 31, 2024, respectively. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
Commercial Credit Portfolio
For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
($ in millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Commercial
Commercial and industrial
Automotive	$16,443	$18,259	$38	$15	$—	$—
Other (b)	9,088	8,212	98	94	—	—
Commercial real estate	6,745	6,274	20	2	—	—
Total commercial finance receivables and loans	$32,276	$32,745	$156	$111	$—	$—
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
Total commercial finance receivables and loans outstanding decreased $469 million from December 31, 2024, to $32.3 billion at June 30, 2025. Results were driven by a $1.8 billion decrease in our Automotive Finance segment, primarily within the commercial and industrial receivables class, due to lower wholesale floorplan balances within the Stellantis dealer channel. This was partially offset by a $1.4 billion increase in our Corporate Finance segment.
Total commercial nonperforming finance receivables and loans were $156 million at June 30, 2025, reflecting an increase of $45 million compared to December 31, 2024. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans was 0.5% and 0.3% at June 30, 2025, and December 31, 2024, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Commercial
Commercial and industrial
Automotive	$—	$(4)	—%	(0.1)%	$—	$(3)	—%	—%
Other	—	—	—	—	—	(1)	—	—
Total commercial finance receivables and loans	$—	$(4)	—	—	$—	$(4)	—	—
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans was $6.7 billion and $6.3 billion at June 30, 2025, and December 31, 2024, respectively, which represented 5.1% and 4.6% of total outstanding finance receivables and loans at June 30, 2025, and December 31, 2024, respectively. There was $4.6 billion and $4.7 billion of commercial real estate loans included in the Automotive Finance segment at June 30, 2025, and December 31, 2024, respectively, and $2.0 billion and $1.5 billion of commercial real estate loans included in the Corporate Finance segment at June 30, 2025, and December 31, 2024. As of both June 30, 2025, and December 31, 2024, we had no exposures related to commercial office buildings.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

	June 30, 2025	December 31, 2024
Florida	16.8%	16.0%
Texas	12.8	14.1
California	8.6	6.6
Ohio	5.0	5.6
New York	5.0	5.4
North Carolina	4.1	4.8
Michigan	3.8	4.1
Virginia	3.2	1.9
Georgia	3.1	3.3
Illinois	2.5	2.6
Other United States	35.1	35.6
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures decreased $442 million from December 31, 2024, to $3.0 billion at June 30, 2025. The decrease in total criticized exposures was primarily driven by a decrease in Special Mention loans within the commercial and industrial portfolio class of our Automotive Finance and Corporate Finance operations. Total criticized exposures were 9.3% and 10.5% of total commercial finance receivables and loans at June 30, 2025, and December 31, 2024, respectively, representing strong overall credit performance.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

	June 30, 2025	December 31, 2024
Industry
Automotive	68.5%	64.4%
Electronics	14.1	12.8
Services	8.9	9.0
Other	8.5	13.8
Total commercial criticized finance receivables and loans	100.0%	100.0%
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
Repossessed consumer automotive loan assets in our Automotive Finance operations were $203 million and $207 million at June 30, 2025, and December 31, 2024, respectively, and foreclosed consumer mortgage assets were $1 million at both June 30, 2025, and December 31, 2024. Repossessed commercial automotive loan assets in our Automotive Finance operations were $3 million and $2 million at June 30, 2025, and December 31, 2024, respectively.
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
Through June 30, 2025, forecasted economic variables incorporated into our quantitative allowance processes were updated to include the current macroeconomic environment and our future expectations reflecting slow GDP growth in the near term. This included (but was not limited to) the following: the unemployment rate peaking at approximately 4.7% in the fourth quarter of 2025, before reverting to the historical mean of approximately 5.8% by the second quarter of 2028, deceleration of GDP growth as measured on a quarter-over-quarter seasonally adjusted annualized rate basis through the third quarter of 2025, followed by increases in GDP growth through the first quarter of 2028 before reverting to the historical mean of approximately 2.1% by the second quarter of 2028, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis from approximately 15 million units in the third quarter of 2025 to approximately 16 million units by the second quarter of 2027, before reverting to the historical mean of 15 million units by the second quarter of 2028. Additionally, we maintain a qualitative allowance framework to account for ongoing risks and volatility in the macroeconomic environment, including the impacts from tariffs, inflation, consumer financial health, and geopolitical uncertainty, that could adversely impact frequency of loss and LGD. Our overall allowance for loan losses increased $18 million from the prior quarter to $3.4 billion at June 30, 2025, representing 2.6% and 2.7% as a percentage of total finance receivables at June 30, 2025, and December 31, 2024, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and six months ended June 30, 2025, and 2024, respectively.

Three months ended June 30, 2025 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at April 1, 2025	$3,144	$18	$3,162	$236	$3,398
Charge-offs (a)	(599)	(2)	(601)	(1)	(602)
Recoveries	233	2	235	1	236
Net charge-offs	(366)	—	(366)	—	(366)
Provision for credit losses
Provision due to change in portfolio size	18	—	18	—	18
Provision due to incremental charge-offs	366	—	366	—	366
Provision due to all other factors	5	(1)	4	(4)	—
Total provision for credit losses	389	(1)	388	(4)	384
Other	(1)	—	(1)	1	—
Allowance at June 30, 2025	$3,166	$17	$3,183	$233	$3,416
Net charge-offs to average finance receivables and loans outstanding for the three months ended June 30, 2025	1.7%	—%	1.5%	—%	1.1%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2025	2.2	(5.5)	2.2	(121.1)	2.3
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for information regarding our charge-off policies.

Six months ended June 30, 2025 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at January 1, 2025	$3,170	$19	$319	$3,508	$206	$3,714
Charge-offs (b)	(1,275)	(2)	(68)	(1,345)	(2)	(1,347)
Recoveries	464	3	5	472	2	474
Net charge-offs	(811)	1	(63)	(873)	—	(873)
Provision for credit losses
Provision due to change in portfolio size	21	—	—	21	11	32
Provision due to incremental charge-offs	811	(1)	63	873	—	873
Provision due to all other factors	(25)	—	(320)	(345)	15	(330)
Total provision for credit losses	807	(1)	(257)	549	26	575
Other	—	(2)	1	(1)	1	—
Allowance at June 30, 2025	$3,166	$17	$—	$3,183	$233	$3,416
Net charge-offs to average finance receivables and loans outstanding for the six months ended June 30, 2025	1.9%	—%	n/m	1.7%	—%	1.3%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2025	2.0	(9.3)	—	1.8	(154.7)	2.0
n/m = not meaningful
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
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
Provision for credit losses
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
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
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
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
June 30, 2025
Allowance for loan losses to finance receivables and loans outstanding (b)	3.8%	0.1%	—%	3.2%	0.7%	2.6%
Allowance for loan losses to total nonperforming finance receivables and loans (b)	279.1%	24.5%	—%	264.5%	149.2%	251.2%
Nonaccrual loans to finance receivables and loans outstanding	1.3%	0.4%	—%	1.2%	0.5%	1.0%
June 30, 2024
Allowance for loan losses to finance receivables and loans outstanding (b)	3.7%	0.1%	14.7%	3.3%	0.6%	2.6%
Allowance for loan losses to total nonperforming finance receivables and loans (b)	312.6%	46.5%	378.2%	307.3%	169.5%	294.2%
Nonaccrual loans to finance receivables and loans outstanding	1.2%	0.2%	3.9%	1.1%	0.3%	0.9%
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
(b)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.
The allowance for consumer loan losses as of June 30, 2025, decreased $193 million compared to June 30, 2024, reflecting a decrease of $302 million in the consumer other allowance, partially offset by an increase of $111 million in the consumer automotive allowance. The decrease in the allowance for consumer loan losses was primarily driven by the sale of the Ally Credit Card on April 1, 2025, partially offset by higher allowance associated with ongoing macroeconomic uncertainty within the consumer automotive portfolio.
The allowance for commercial loan losses as of June 30, 2025, increased $37 million compared to June 30, 2024. The increase was primarily driven by portfolio growth in our Corporate Finance operations and increased specific reserve activity in our Automotive Finance operations.
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Consumer automotive	$389	$383	$807	$832
Consumer mortgage	(1)	(3)	(1)	(3)
Consumer other (a)	—	73	(257)	133
Total consumer	388	453	549	962
Commercial
Commercial and industrial
Automotive	(5)	(2)	11	(2)
Other	(3)	3	8	2
Commercial real estate	4	3	7	2
Total commercial	(4)	4	26	2
Total provision for loan losses	$384	$457	$575	$964
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
The provision for consumer credit losses decreased $65 million and $413 million for the three months and six months ended June 30, 2025, respectively, compared to the three months and six months ended June 30, 2024. The decrease in provision for consumer credit losses for the three months ended June 30, 2025, was primarily driven by lower net charge-offs within our consumer other portfolio, as a result of the sale of Ally Credit Card on April 1, 2025. The decrease for the six months ended June 30, 2025, was primarily driven by a provision benefit associated with the sale of Ally Credit Card during the six months ended June 30, 2025, and lower net charge-offs within our consumer automotive portfolio compared to the prior year.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The provision for commercial credit losses decreased $8 million for the three months ended June 30, 2025, and increased $24 million for the six months ended June 30, 2025, respectively, compared to the three months and six months ended June 30, 2024. The decrease in provision for commercial credit losses for the three months ended June 30, 2025, was primarily driven by lower specific reserve activity within our commercial automotive portfolio and Corporate Finance operations, as compared to the same period in 2024. The increase for the six months ended June 30, 2025, was primarily driven by portfolio growth in our Corporate Finance operations, as well as higher specific reserve activity within our commercial automotive portfolio, as compared to the same period in 2024.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by loan portfolio class.

	2025			2024
June 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer automotive	$3,166	3.8	92.7	$3,055	3.7	85.5
Consumer mortgage	17	0.1	0.5	19	0.1	0.6
Consumer other (a)	—	—	—	302	14.7	8.4
Total consumer loans	3,183	3.2	93.2	3,376	3.3	94.5
Commercial
Commercial and industrial
Automotive	29	0.2	0.8	16	0.1	0.4
Other	160	1.8	4.7	145	1.7	4.1
Commercial real estate	44	0.7	1.3	35	0.6	1.0
Total commercial loans	233	0.7	6.8	196	0.6	5.5
Total allowance for loan losses	$3,416	2.6	100.0	$3,572	2.6	100.0
(a)Represents the allowance for loan losses on credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
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
During the six months ended June 30, 2025, the Federal Reserve maintained the federal funds target range at 4.25–4.50% in response to elevated inflation trends and a stabilized labor market. Continued high benchmark interest rates led to pricing impacts across the balance sheet. Refer to the section below titled Net Financing Revenue Sensitivity Analysis for additional information on how future rate changes may impact net financing revenue.
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
As part of our CRA program, we make investments in small business investment company funds, community and workforce development funds, tax credit funds, and other CRA-eligible funds that do not qualify as proportional amortization investments. Many of these CRA funds feature private equity or venture capital structures and are accounted for using the equity method of accounting. We recognize our share of the investee’s earnings based on the performance of the funds. We recognized gains of $5 million and $19 million related to these investments during the three months and six months ended, June 30, 2025, respectively, as compared to a $4 million gain and an $11 million loss during the same periods in 2024. The gains for the three months and six months ended June 30, 2025, were primarily due to the underlying performance of several investments in venture capital firms. There were no indications of impairment within our portfolio of CRA-eligible funds as of June 30, 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
In addition, we are exposed to changes in the value of other nonmarketable equity investments without readily determinable fair market values, which may cause volatility in our earnings.
As of June 30, 2025, we had $3.2 billion of cumulative net unrealized losses, inclusive of tax effects, on our debt securities. During the three months and six months ended June 30, 2025, we recorded $19 million and $284 million of net unrealized gains, inclusive of tax effects, on our available-for-sale securities, respectively. Unrealized gains and losses are recorded in other comprehensive income (loss) within our Condensed Consolidated Statement of Comprehensive Income, and are generally not realized unless we sell the securities prior to their stated maturity date.
In the first quarter of 2025, we executed a balance sheet repositioning of a portion of our available-for-sale securities as a result of our capital allocation planning related to the sale of Ally Credit Card. We sold lower-yielding securities with an amortized cost of approximately $4.6 billion for proceeds of $4.1 billion, resulting in a pre-tax loss of $495 million during the six months ended June 30, 2025. We reinvested the proceeds in shorter duration, highly liquid securities at current market rates. For the six months ended June 30, 2025, management determined that there were no expected credit losses for available-for-sale or held-to-maturity securities in an unrealized loss position. Refer to Note 7 and Note 16 to the Condensed Consolidated Financial Statements for additional information.
In the second quarter of 2025, we repositioned pay-fixed interest rate swaps with a notional of approximately $4.7 billion to reduce our exposure to potential aggressive near-term Federal Reserve easing of benchmark interest rates and reduce potential exposure to higher for longer interest rates.
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
Ally Financial Inc. • Form 10-Q
instead use them as a tool in managing interest rate risk. We also assess Ally’s sensitivity to interest rate risk through the performance of sensitivity testing of key assumptions including, but not limited to, prepayments and retail automotive and deposit repricing on a routine basis.
In a stable rate scenario that assumes spot rates as of June 30, 2025, remain constant through the simulation and assumes no pricing actions, net financing revenue over the next 12 months is expected to increase by $7 million versus the baseline forecast, due to the shape of the implied forward curve.
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various parallel shocks to the implied forward curve as of June 30, 2025, and December 31, 2024.

	June 30, 2025		December 31, 2024
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$(3)	$(281)	$28	$(184)
+100 basis points	(2)	(135)	14	(86)
-100 basis points	(20)	53	(23)	4
(a)Gradual changes in interest rates are recognized over 12 months.
Since December 31, 2024, the implied forward curve has steepened, driven by the front end, as expected declines in the Federal Funds Rate increased. During the six months ended June 30, 2025, our floating-rate asset balances decreased primarily due to the sale of Ally Credit Card, and our fixed-rate asset balances decreased primarily due to the continued run-off of our investment securities and consumer mortgage portfolio. Additionally, we saw a shift from CDs to liquid deposits. The impact of these changes is reflected in our baseline net financing revenue forecast. As of June 30, 2025, our balance sheet is modestly asset sensitive in the near term due to our floating-rate assets and pay-fixed hedge position. However, our balance sheet remains liability sensitive over the medium term, driven by the assumed repricing of our deposits and market-based funding outpacing the assumed repricing of our floating-rate assets and pay-fixed swaps.
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
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. Our operating lease portfolio, net of accumulated depreciation was $8.0 billion as of both June 30, 2025, and December 31, 2024. The expected lease residual value of our operating lease portfolio at scheduled termination was $6.5 billion as of both June 30, 2025, and December 31, 2024. Certain of our operating leases are covered by residual guarantees with counterparties, which partially mitigates the residual value risk to the extent the counterparties are able to meet the terms of the contractual agreements. As of June 30, 2025, and December 31, 2024, consumer operating leases with a carrying value, net of accumulated depreciation, of $2.8 billion and $1.9 billion, respectively, were covered by residual value guarantees. Refer to Note 9 to the Condensed Consolidated Financial Statements for further information. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A of our 2024 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Off-lease vehicles terminated (in units)	26,302	41,601	48,245	73,527
Average gain (loss) per vehicle ($ per unit)	$14	$1,420	$(385)	$1,425
Method of vehicle sales
Sale to dealer, lessee, and other	46%	55%	44%	57%
Auction
Internet	41	35	43	34
Physical	13	10	13	9

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
We recognized an average gain per vehicle of $14 and an average loss per vehicle of $385 for the three months and six months ended June 30, 2025, respectively, compared to an average gain per vehicle of $1,420 and $1,425 for the same periods in 2024. The decreases in remarketing performance during the three months and six months ended June 30, 2025, as compared to the same periods in 2024, were primarily due to lower auction prices on the sale of specific vehicle models. The method of vehicle sales is largely dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. Off-lease vehicles sold to lessees and dealers decreased 16% and 23% for the three months and six months ended June 30, 2025, as compared to the same periods in 2024.
Operating Lease Portfolio Mix
The following table presents the concentration of our outstanding operating leases exposures by OEM.

June 30,	2025	2024
Stellantis	45%	71%
Other OEMs (a)	55	29
(a)Our largest exposure represented 35% and 9% of our total outstanding operating leases at June 30, 2025, and June 30, 2024, respectively. No other exposure exceeded 10% and 7% of our total outstanding operating leases at June 30, 2025, and June 30, 2024, respectively.
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

June 30,	2025	2024
Sport utility vehicle	67%	70%
Car	20	7
Truck	13	23
As of June 30, 2025, and December 31, 2024, $3.8 billion and $3.0 billion of our investment in operating leases, net of accumulated depreciation, were battery-electric or plug-in hybrid vehicles, respectively. Substantially all of our investment in operating leases of battery-electric vehicles are covered by an OEM residual value guarantee of approximately 50% of the vehicles’ contract residual value. Refer to Note 9 to the Condensed Consolidated Financial Statements for more information regarding our investment in operating leases.
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
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2027). Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of June 30, 2025. In recent years, we have become less reliant on market-based funding, reducing our exposure to disruptions in wholesale funding markets.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes our total available liquidity.

($ in millions)	June 30, 2025	December 31, 2024
Liquid cash and equivalents (a)	$10,032	$9,561
FHLB unused pledged borrowing capacity (b)	10,700	12,211
Unencumbered highly liquid securities (c)	19,167	19,950
FRB Discount Window pledged capacity (d)	26,896	26,734
Total available liquidity	$66,795	$68,456
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
Recent Funding and Liquidity Developments
Key funding highlights from January 1, 2025, to date were as follows:
•In May 2025, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes, which provided additional liquidity at Ally Financial Inc.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	June 30, 2025		December 31, 2024
($ in millions)	On-balance-sheet funding	% Share of funding	On-balance-sheet funding	% Share of funding
Deposits	$147,866	88	$151,574	89
Debt
Secured financings	9,213	6	8,058	5
Institutional term debt	9,701	6	10,169	6
Retail term notes	818	—	893	—
Total debt (a)	19,732	12	19,120	11
Total on-balance-sheet funding	$167,598	100	$170,694	100
(a)Includes hedge basis adjustments as described in Note 19 to the Condensed Consolidated Financial Statements.
Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at June 30, 2025.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including savings accounts, money-market demand accounts, CDs, interest-bearing spending accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which we believe, at scale, is the most efficient and stable source of funding for us when compared to other funding sources. Retail deposits constituted 85% of our total on-balance-sheet funding sources at June 30, 2025. Total deposits, which include brokered deposits obtained through third-party intermediaries, constituted 88% of total on-balance-sheet funding at June 30, 2025.

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

	June 30, 2025		December 31, 2024
($ in millions)	Amount	% of total deposits	Amount	% of total deposits
Uninsured deposits
Total uninsured deposits, as calculated per regulatory guidelines	$16,111	11	$17,921	12
Less: Affiliate and intercompany deposits	4,758	3	6,320	4
Total uninsured deposits, excluding affiliate and intercompany deposits	$11,353	8	$11,601	8
On November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDI Act in connection with the receiverships of SVB and Signature. The rule provides that the total loss estimate will be periodically adjusted and the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. We paid $10 million in special assessments during the six months ended June 30, 2025. As of June 30, 2025, our FDIC special assessment liability was $19 million.
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Total primary retail deposit customers (in thousands)	3,360	3,330	3,272	3,255	3,198
Deposits ($ in millions)
Retail	$143,158	$146,069	$143,430	$141,449	$142,075
Brokered	3,244	3,949	6,737	9,082	8,726
Other (a)	1,464	1,410	1,407	1,419	1,353
Total deposits	$147,866	$151,428	$151,574	$151,950	$152,154
(a)Other deposits include mortgage escrow deposits. Other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.3 billion as of each of the periods ended June 30, 2025, March 31, 2025, and December 31, 2024, and $1.2 billion as of both September 30, 2024, and June 30, 2024.
During the six months ended June 30, 2025, our total deposit base decreased $3.7 billion. During the six months ended June 30, 2025, our retail deposits decreased $272 million bringing the total retail deposits portfolio to $143.2 billion as of June 30, 2025. We added approximately 30,000 retail deposit customers, ending with approximately 3.4 million retail deposit customers as of June 30, 2025. During the six months ended June 30, 2025, we proactively implemented pricing actions to reduce rates paid on several of our key deposit product offerings. These pricing actions reduced deposit balances from our most rate sensitive customers, which were more than offset by deposit growth from new customers. Brokered deposits decreased $3.5 billion during the six months ended June 30, 2025, due to brokered deposit maturities and calls. During the six months ended June 30, 2025, our CD deposit liabilities decreased $7.1 billion while our savings, money market, and spending account deposit liabilities increased $3.4 billion. This trend was primarily due to customer migration to liquid savings as fixed-rate CD maturities occurred during the six months ended June 30, 2025. Strong customer acquisition and retention rates continue to deliver a favorable funding mix. Overall, we continue to maintain a relentless focus on customer experience and competitive rates.
Approximately 92% of retail deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of June 30, 2025. Our total available liquidity exceeded our uninsured retail deposit liabilities by $55.4 billion as of June 30, 2025.
We continue to be recognized for the totality of experience and value we provide our customers. This includes our recent recognition as one of Forbes World’s Best Banks for 2025 and being named “Best Bank” and “Best Bank for CDs” by Nerdwallet for 2025. Our committment to customer service was recognized by Newsweek, who ranked Ally Bank the #1 Online Bank for Customer Service. Additionally, Bankrate also named Ally as “Best Bank Overall”, “Best Online Bank”, “Best CD”, “Best Money Market Account” and “Best Checking Account”. GOBankingRates named Ally as “Best Online Bank (Gold)”, “Best Money Markets”, and “Best CDs”. Money.com also recognized us as a “Best Banks for Money Market Accounts for 2025”. For additional information on our deposit funding by type, refer to Note 12 to the Condensed Consolidated Financial Statements.
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
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans and investment securities. As of June 30, 2025, we had pledged $26.2 billion of assets to the FHLB resulting in $17.3 billion in total funding capacity with $6.6 billion of debt outstanding.
At June 30, 2025, $64.7 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 13 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We have long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $818 million of retail term notes outstanding at June 30, 2025. The remainder of our unsecured debt is composed of institutional term debt. In May 2025, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information about our outstanding long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of June 30, 2025, we had $931 million debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. The FRB, however, is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. As of June 30, 2025, we had assets pledged and restricted as collateral to the FRB totaling $33.8 billion, resulting in $26.9 billion in total funding capacity with no debt outstanding.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both June 30, 2025, and December 31, 2024, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Net financing loss and other interest income (a)	$(236)	$(217)	$(476)	$(432)
Dividends from bank subsidiaries	250	300	250	300
Total other revenue	38	26	82	62
Total net revenue	52	109	(144)	(70)
Provision for credit losses	1	1	3	5
Total noninterest expense	97	117	217	254
(Loss) income from continuing operations before income tax benefit	(46)	(9)	(364)	(329)
Income tax benefit from continuing operations (b)	(77)	(79)	(157)	(157)
Income (loss) from continuing operations	31	70	(207)	(172)
Net income (loss) (c)	$31	$70	$(207)	$(172)
(a)Net financing loss and other interest income is primarily driven by interest expense on long-term debt.
(b)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and consolidated tax adjustments. The income tax benefit excludes tax effects on dividends from subsidiaries.
(c)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	June 30, 2025	December 31, 2024
Total assets (a)	$6,306	$7,436
Total liabilities	$11,916	$12,644
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
Net cash provided by operating activities was $1.9 billion and $2.7 billion for the six months ended June 30, 2025, and 2024, respectively. The change was primarily due to a $235 million decrease in net income which included a $389 million decrease in provision for loan losses as well as decreases in the net change in other assets of $337 million and other liabilities of $230 million.
Net cash provided by investing activities was $1.6 billion and $2.6 billion for the six months ended June 30, 2025, and 2024, respectively. The change was primarily due to a $1.0 billion increase in net cash outflows related to operating lease assets.
Net cash used in financing activities was $3.3 billion and $4.6 billion for the six months ended June 30, 2025, and 2024, respectively. The change was primarily attributable to net cash inflows from the net change in short-term borrowings of $2.4 billion, partially offset by a decrease of $1.1 billion from deposits.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
for further discussion about our stress capital buffer requirements. During a year in which Ally does not undergo a supervisory stress test, we would receive an updated stress capital buffer requirement only to reflect our updated planned common-stock dividends. Ally did not elect to participate in the 2023 or 2025 supervisory stress tests, but was subject to the 2024 supervisory stress test.
We received an updated preliminary stress capital buffer requirement based on our 2023 capital plan submission from the FRB in June 2023 that remained unchanged at 2.5%. The 2.5% stress capital buffer requirement was finalized in July 2023 and became effective in October 2023. We submitted our 2024 capital plan to the FRB in April 2024, and received an updated preliminary stress capital buffer requirement from the FRB in June 2024 of 2.6%. The updated 2.6% stress capital buffer requirement was finalized in August 2024, and became effective in October 2024. We submitted our 2025 capital plan to the FRB in April 2025, and received in June 2025 an updated preliminary stress capital buffer requirement that remained unchanged at 2.6%. The 2.6% stress capital buffer requirement is scheduled to become effective on October 1, 2025.
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

	June 30,
($ in millions)	2025	2024 (a)
Common Equity Tier 1 capital ratio	9.89%	9.59%
Tier 1 capital ratio	11.38%	11.03%
Total capital ratio	13.25%	12.70%
Tier 1 leverage ratio (to adjusted quarterly average assets) (b)	9.06%	8.85%
Total equity	$14,547	$13,851
CECL phase-in adjustment (c)	—	296
Preferred stock (d)	(2,324)	(2,324)
Goodwill and certain other intangibles	(187)	(713)
Deferred tax assets arising from net operating loss and tax credit carryforwards (e)	(318)	(35)
AOCI-related adjustments (f)	3,242	4,029
Common Equity Tier 1 capital	14,960	15,104
Preferred stock (d)	2,324	2,324
Other adjustments	(68)	(58)
Tier 1 capital	17,216	17,370
Qualifying subordinated debt and other instruments qualifying as Tier 2	983	695
Qualifying allowance for loan losses and other adjustments	1,842	1,925
Total capital	$20,041	$19,990
Risk-weighted assets (g)	$151,305	$157,455
(a)Capital amounts and ratios are based on regulatory filings of Ally and Ally Bank, and have not been adjusted for June 30, 2024, to reflect our change in the method of accounting for ITCs. Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for additional information about this change in accounting principle.
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
As illustrated by the issuer ratings above, as of June 30, 2025, Ally holds an investment-grade rating from all the respective nationally recognized rating agencies.
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
Net Interest Margin Table
The following tables present an analysis of net yield on interest-earning assets (or net interest margin) for the periods shown.

	2025			2024			Increase (decrease) due to
Three months ended June 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents (b) (c)	$8,888	$95	4.32%	$7,276	$88	4.90%	$19	$(12)	$7
Investment securities (d)	27,734	239	3.46	28,574	255	3.58	(7)	(9)	(16)
Loans held-for-sale, net	135	6	16.88	220	7	9.89	(3)	2	(1)
Finance receivables and loans, net (d) (e)	132,762	2,624	7.93	138,322	2,845	8.27	(114)	(107)	(221)
Investment in operating leases, net (f)	7,919	136	6.88	8,417	178	8.49	(11)	(31)	(42)
Other earning assets	625	9	5.85	659	10	6.38	(1)	—	(1)
Total interest-earning assets	178,063	3,109	7.00	183,468	3,383	7.41			(274)
Noninterest-bearing cash and cash equivalents	874			360
Other assets	11,367			11,720
Allowance for loan losses	(3,397)			(3,557)
Total assets	$186,907			$191,991
Liabilities and equity
Interest-bearing deposit liabilities (d)	$148,298	$1,329	3.59%	$152,265	$1,594	4.21%	$(42)	$(223)	$(265)
Short-term borrowings	475	5	4.21	2,254	27	4.98	(21)	(1)	(22)
Long-term debt	16,129	258	6.44	16,367	244	5.97	(4)	18	14
Total interest-bearing liabilities	164,902	1,592	3.88	170,886	1,865	4.39			(273)
Noninterest-bearing deposit liabilities	146			147
Total funding sources	165,048	1,592	3.88	171,033	1,865	4.39
Other liabilities (g)	7,463	1	n/m	7,231	1	n/m	n/m	n/m	—
Total liabilities	172,511			178,264
Total equity	14,396			13,727
Total liabilities and equity	$186,907			$191,991
Net financing revenue and other interest income		$1,516			$1,517				$(1)
Net interest spread (h)			3.12%			3.02%
Net yield on interest-earning assets (i)			3.41%			3.32%
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
(c)Includes interest expense related to margin received on derivative contracts of $1 million and $8 million for the three months ended June 30, 2025, and June 30, 2024, respectively. Excluding this expense, the annualized yield was 4.35% and 5.40% for the three months ended June 30, 2025, and June 30, 2024, respectively.
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
(f)Yield includes gains on the sale of off-lease vehicles of $59 million for the three months ended June 30, 2024. Excluding gains on the sale of off-lease vehicles, the annualized yield was 6.86% and 5.66% for the three months ended June 30, 2025, and June 30, 2024, respectively.
(g)Represents interest expense on tax liabilities included in other liabilities on the Condensed Consolidated Balance Sheet. The interest expense on tax liabilities is included in the net yield on interest-earning assets and excluded from the interest spread. For more information on our accounting policies regarding income taxes, refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.
(h)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(i)Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2025			2024			Increase (decrease) due to
Six months ended June 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents (b) (c)	$9,117	$193	4.28%	$7,492	$185	4.97%	$40	$(32)	$8
Investment securities (d)	27,773	460	3.34	28,920	510	3.55	(20)	(30)	(50)
Loans held-for-sale, net	150	11	14.11	301	15	9.41	(8)	4	(4)
Finance receivables and loans, net (d) (e) (f)	133,951	5,333	8.03	138,496	5,672	8.24	(186)	(153)	(339)
Investment in operating leases, net (g)	7,937	247	6.29	8,633	342	7.96	(28)	(67)	(95)
Other earning assets	624	18	5.86	666	21	6.43	(1)	(2)	(3)
Earning assets of operations held-for-sale (h)	—	—	—	637	28	8.77	(28)	—	(28)
Total interest-earning assets	179,552	6,262	7.03	185,145	6,773	7.36			(511)
Noninterest-bearing cash and cash equivalents	578			335
Other assets	11,729			11,602
Allowance for loan losses	(3,552)			(3,573)
Total assets	$188,307			$193,509
Liabilities and equity
Interest-bearing deposit liabilities (d)	$149,391	$2,732	3.69%	$153,734	$3,245	4.24%	$(92)	$(421)	$(513)
Short-term borrowings	300	6	3.98	1,990	50	5.07	(42)	(2)	(44)
Long-term debt	16,684	529	6.40	16,838	492	5.87	(4)	41	37
Total interest-bearing liabilities	166,375	3,267	3.96	172,562	3,787	4.41			(520)
Noninterest-bearing deposit liabilities	146			148
Total funding sources	166,521	3,267	3.96	172,710	3,787	4.41
Other liabilities (i)	7,494	1	n/m	7,126	1	n/m	n/m	n/m	—
Total liabilities	174,015			179,836
Total equity	14,292			13,673
Total liabilities and equity	$188,307			$193,509
Net financing revenue and other interest income		$2,994			$2,985				$9
Net interest spread (j)			3.07%			2.95%
Net yield on interest-earning assets (k)			3.36%			3.24%
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
(c)Includes interest expense related to margin received on derivative contracts of $4 million and $14 million for the six months ended June 30, 2025, and June 30, 2024, respectively. Excluding this expense, the annualized yield was 4.35% and 5.37% for the six months ended June 30, 2025, and June 30, 2024, respectively.
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
(f)Includes average balances of credit card finance receivables and loans, net, that were transferred to loans held-for-sale on March 31, 2025, prior to the completion of the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for further information.
(g)Yield includes losses on the sale of off-lease vehicles of $19 million and gains on the sale of off-lease vehicles of $105 million for the six months ended June 30, 2025, and June 30, 2024, respectively. Excluding the loss or gain on sale, the annualized yield was 6.76% and 5.52% for the six months ended June 30, 2025, and June 30, 2024, respectively.
(h)Includes average balances of Ally Lending earning assets prior to the completion of the sale on March 1, 2024, which were transferred to assets of operations held-for-sale at December 31, 2023.
(i)Represents interest expense on tax liabilities included in other liabilities on the Condensed Consolidated Balance Sheet. The interest expense on tax liabilities is included in the net yield on interest-earning assets and excluded from the interest spread. For more information on our accounting policies regarding income taxes, refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.
(j)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(k)Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Ally did not have any unregistered sales of equity securities during the three months ended June 30, 2025.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended June 30, 2025.

Three months ended June 30, 2025	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (in dollars)
April 2025	17	$30.09
May 2025	6	35.75
June 2025	4	35.97
Total	27	32.20
(a)Consists of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a) None.
(b) None.
(c) Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, none of our directors or executive officers, as defined in Rule 16a-1 under the Exchange Act, adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
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

101
The following information from our Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended June 30, 2025, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of August, 2025.

Ally Financial Inc. (Registrant)

/S/ RUSSELL E. HUTCHINSON
Russell E. Hutchinson Chief Financial Officer

/S/ DAVID J. DEBRUNNER
David J. DeBrunner Vice President, Controller, and Chief Accounting Officer