Form 10-Q
period 2025-09-30
Ally Financial Inc.
filed 2025-10-30
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025, or

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
Yes ☐                    No ☑
At October 28, 2025, the number of shares outstanding of the Registrant’s common stock was 308,053,195 shares.

Index
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q
Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel Committee	Basel Committee on Banking Supervision
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956, as amended
Board	Ally Board of Directors
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
CEO	Chief Executive Officer
CIC	Change in control
CIDI	Covered insured depository institution
COBRA	Consolidated Omnibus Budget Reconciliation Act
CODM	Chief Operating Decision Maker
COH	Corporate overhead
CRA	Community Reinvestment Act of 1977, as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
DBRS	Morningstar DBRS
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DVA	Debit valuation adjustment
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act, as amended
ERMC	Enterprise Risk Management Committee
ERM	Enterprise Risk Management
ETF	Exchange-traded fund
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDI Act	Federal Deposit Insurance Act, as amended
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991, as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999, as amended
GM	General Motors Company
HTC	Historic tax credit

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
IB Finance	IB Finance Holding Company, LLC
IRA	Individual retirement account
ITC	Investment tax credit
LCR	Liquidity coverage ratio
LGD	Loss given default
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NEO	Named executive officer
NMTC	New market tax credit
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OEM	Automotive original equipment manufacturer
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
PCD	Purchased credit deteriorated
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
S&P	Standard & Poor’s Global
SEC	U.S. Securities and Exchange Commission
Signature	Signature Bank
SPE	Special-purpose entity
Stellantis	Stellantis N.V.
SVB	Silicon Valley Bank
Tailoring Rules	The rules implementing Title IV of the EGRRCP Act
TLAC	Total loss-absorbing capacity
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$2,674	$2,889	$8,007	$8,561
Interest on loans held-for-sale	6	5	17	48
Interest and dividends on investment securities and other earning assets	250	262	728	793
Interest on cash and cash equivalents	92	102	285	287
Operating leases	365	316	1,068	1,005
Total financing revenue and other interest income	3,387	3,574	10,105	10,694
Interest expense
Interest on deposits	1,302	1,616	4,034	4,861
Interest on short-term borrowings	11	13	17	63
Interest on long-term debt	265	256	794	748
Interest on other	—	—	1	1
Total interest expense	1,578	1,885	4,846	5,673
Net depreciation expense on operating lease assets	225	169	681	516
Net financing revenue and other interest income	1,584	1,520	4,578	4,505
Other revenue
Insurance premiums and service revenue earned	361	359	1,084	1,045
(Loss) gain on mortgage and automotive loans, net	(3)	6	(6)	18
Other gain (loss) on investments, net	56	74	(382)	96
Other income, net of losses	170	176	517	491
Total other revenue	584	615	1,213	1,650
Total net revenue	2,168	2,135	5,791	6,155
Provision for credit losses	415	645	990	1,609
Noninterest expense
Compensation and benefits expense	447	435	1,382	1,396
Insurance losses and loss adjustment expenses	141	135	505	428
Goodwill impairment	—	—	305	—
Other operating expenses	652	655	1,944	1,995
Total noninterest expense	1,240	1,225	4,136	3,819
Income from continuing operations before income tax expense	513	265	665	727
Income tax expense from continuing operations	115	67	140	167
Net income from continuing operations	398	198	525	560
Net income	$398	$198	$525	$560
Other comprehensive income, net of tax	275	616	980	423
Comprehensive income	$673	$814	$1,505	$983
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands) (a)	2025	2024	2025	2024
Net income from continuing operations attributable to common shareholders	$371	$171	$442	$477
Net income attributable to common shareholders	$371	$171	$442	$477
Basic weighted-average common shares outstanding (b)	310,342	307,312	309,753	306,699
Diluted weighted-average common shares outstanding (b)	313,823	311,044	312,633	309,786
Basic earnings per common share
Net income from continuing operations	$1.19	$0.55	$1.43	$1.56
Net income	$1.19	$0.55	$1.43	$1.56
Diluted earnings per common share
Net income from continuing operations	$1.18	$0.55	$1.41	$1.54
Net income	$1.18	$0.55	$1.41	$1.54
Cash dividends declared per common share	$0.30	$0.30	$0.90	$0.90
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

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents
Noninterest-bearing	$429	$522
Interest-bearing	9,817	9,770
Total cash and cash equivalents	10,246	10,292
Equity securities	865	871
Available-for-sale securities (amortized cost of $25,660 and $26,810)	22,684	22,410
Held-to-maturity securities (fair value of $4,493 and $4,293)	4,433	4,346
Loans held-for-sale, net	179	160
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	134,567	136,030
Allowance for loan losses	(3,460)	(3,714)
Total finance receivables and loans, net	131,107	132,316
Investment in operating leases, net	8,599	7,991
Premiums receivable and other insurance assets	2,903	2,790
Other assets	10,695	10,660
Total assets	$191,711	$191,836
Liabilities
Deposit liabilities
Noninterest-bearing	$174	$131
Interest-bearing	148,236	151,443
Total deposit liabilities	148,410	151,574
Short-term borrowings	3,879	1,625
Long-term debt	16,749	17,495
Interest payable	1,097	890
Unearned insurance premiums and service revenue	3,648	3,535
Accrued expenses and other liabilities	2,811	2,814
Total liabilities	176,594	177,933
Contingencies (refer to Note 24)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 519,147,397 and 515,777,584; and outstanding 307,827,978 and 305,387,550)	22,255	22,142
Preferred stock	2,324	2,324
Retained earnings	427	270
Accumulated other comprehensive loss	(2,944)	(3,924)
Treasury stock, at cost (211,319,419 and 210,390,034 shares)	(6,945)	(6,909)
Total equity	15,117	13,903
Total liabilities and equity	$191,711	$191,836
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

($ in millions)	September 30, 2025	December 31, 2024
Assets
Finance receivables and loans, net
Consumer automotive	$2,664	$4,505
Allowance for loan losses	(100)	(172)
Total finance receivables and loans, net	2,564	4,333
Other assets	248	333
Total assets	$2,812	$4,666
Liabilities
Long-term debt	$912	$1,561
Accrued expenses and other liabilities	2	4
Total liabilities	$914	$1,565
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at July 1, 2024	$22,077	$2,324	$208	$(4,009)	$(6,901)	$13,699
Net income			198			198
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(11)			(11)
Share-based compensation	24					24
Other comprehensive income				616		616
Common stock repurchases					(1)	(1)
Common stock dividends ($0.30 per share)			(95)			(95)
Balance at September 30, 2024	$22,101	$2,324	$284	$(3,393)	$(6,902)	$14,414
Balance at July 1, 2025	$22,235	$2,324	$151	$(3,219)	$(6,944)	$14,547
Net income			398			398
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(11)			(11)
Share-based compensation	20					20
Other comprehensive income				275		275
Common stock repurchases					(1)	(1)
Common stock dividends ($0.30 per share)			(95)			(95)
Balance at September 30, 2025	$22,255	$2,324	$427	$(2,944)	$(6,945)	$15,117

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Nine months ended September 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at December 31, 2023	$21,975	$2,324	$91	$(3,816)	$(6,871)	$13,703
Cumulative effect of changes in accounting principles, net of tax (a)
Adoption of Accounting Standards Update 2023-02			(2)			(2)
Balance at January 1, 2024	$21,975	$2,324	$89	$(3,816)	$(6,871)	$13,701
Net income			560			560
Preferred stock dividends — Series B			(48)			(48)
Preferred stock dividends — Series C			(35)			(35)
Share-based compensation	126					126
Other comprehensive income				423		423
Common stock repurchases					(31)	(31)
Common stock dividends ($0.90 per share)			(282)			(282)
Balance at September 30, 2024	$22,101	$2,324	$284	$(3,393)	$(6,902)	$14,414
Balance at January 1, 2025	$22,142	$2,324	$270	$(3,924)	$(6,909)	$13,903
Net income			525			525
Preferred stock dividends — Series B			(48)			(48)
Preferred stock dividends — Series C			(35)			(35)
Share-based compensation	113					113
Other comprehensive income				980		980
Common stock repurchases					(36)	(36)
Common stock dividends ($0.90 per share)			(285)			(285)
Balance at September 30, 2025	$22,255	$2,324	$427	$(2,944)	$(6,945)	$15,117
(a)Refer to the section titled Recently Adopted Accounting Standards in Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for additional information.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2025	2024
Operating activities
Net income	$525	$560
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,028	864
Goodwill impairment	305	—
Provision for credit losses	990	1,609
Loss (gain) on mortgage and automotive loans, net	6	(18)
Other loss (gain) on investments, net	382	(96)
Originations and purchases of loans held-for-sale	(1,392)	(1,413)
Proceeds from sales and repayments of loans held-for-sale	1,505	1,862
Net change in
Deferred income taxes	(366)	(218)
Interest payable	207	567
Other assets	(227)	(181)
Other liabilities	10	(130)
Other, net	116	171
Net cash provided by operating activities	3,089	3,577
Investing activities
Purchases of equity securities	(613)	(630)
Proceeds from sales of equity securities	735	680
Purchases of available-for-sale securities	(4,970)	(462)
Proceeds from sales of available-for-sale securities	4,216	134
Proceeds from repayments of available-for-sale securities	1,413	1,450
Purchases of held-to-maturity securities	(412)	—
Proceeds from repayments of held-to-maturity securities	388	360
Purchases of finance receivables and loans held-for-investment	(3,580)	(2,612)
Proceeds from sales of finance receivables and loans initially held-for-investment	59	1,190
Originations and repayments of finance receivables and loans initially held-for-investment and other, net	1,306	1,526
Purchases of operating lease assets	(3,384)	(2,543)
Disposals of operating lease assets	2,108	3,113
Proceeds from sale of operation or business unit, net	2,412	1,956
Net change in nonmarketable equity investments	(71)	84
Other, net	(420)	(461)
Net cash (used in) provided by investing activities	(813)	3,785

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2025	2024
Financing activities
Net change in short-term borrowings	2,254	(1,526)
Net decrease in deposits	(3,099)	(2,757)
Proceeds from issuance of long-term debt	2,571	2,866
Repayments of long-term debt	(3,379)	(3,683)
Repurchases of common stock	(36)	(31)
Common stock dividends paid	(285)	(280)
Preferred stock dividends paid	(83)	(83)
Net cash used in financing activities	(2,057)	(5,494)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	5	(3)
Net increase in cash and cash equivalents and restricted cash	224	1,865
Cash and cash equivalents and restricted cash at beginning of year	11,380	7,439
Cash and cash equivalents and restricted cash at September 30,	$11,604	$9,304
Supplemental disclosures
Cash paid for
Interest	$4,572	$5,043
Income taxes	161	94
Noncash items
Held-to-maturity securities received in consideration for loans sold	—	56
Loans held-for-sale transferred to finance receivables and loans held-for-investment	19	28
Finance receivables and loans held-for-investment transferred to loans held-for-sale	2,404	1,729
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

September 30, ($ in millions)	2025	2024
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$10,246	$8,616
Restricted cash and cash equivalents and restricted cash held for securitization trusts included in other assets on the Condensed Consolidated Balance Sheet (a)	1,358	688
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$11,604	$9,304
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
The Condensed Consolidated Financial Statements at September 30, 2025, and for the three months and nine months ended September 30, 2025, and 2024, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. Reclassifications have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation. Refer to the section titled Change in Accounting Principle within Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for further details on our method of accounting for ITCs, and Note 26 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for further details on our change in allocation of costs to reportable segments and change in reportable segments. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed on February 19, 2025, with the SEC.
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
Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The purpose of this ASU is to improve the accounting for internal-use software costs by aligning the accounting with modern software development processes. This ASU removes all references to sequential software development project stages from U.S. GAAP, but does not change the types of costs that may be eligible to be capitalized. Under the updated guidance, entities will be required to begin capitalizing software project costs when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed, and the software will be used to perform the function intended (called the “probable-to-complete” threshold). When evaluating whether the probable-to-complete threshold is met, entities must consider whether there is significant development uncertainty associated with the software, including determining whether the software project contains technological innovations or novel, unique, or unproven functions or features. Entities should also consider if there are significant performance requirements (e.g., functions or features) of the software project that have not yet been identified or continue to be substantially revised. The amendments do not define what is considered “significant” and instead will require management judgment. The amendments are effective January 1, 2028, with early adoption permitted. The amendments can be applied using a prospective approach, a retrospective approach, or a modified approach that bases the adoption of the amendments on the completion status of the software project as of the adoption date. Management is currently evaluating the impact of these amendments.
2.    Held-for-sale Operations
On January 20, 2025, we formally approved our commitment to divest our credit card operations, Ally Credit Card, and entered a definitive agreement with CardWorks, Inc. During the nine months ended September 30, 2025, the assets and liabilities of Ally Credit Card were transferred to assets and liabilities of operations held-for-sale and sold. The sale occurred on April 1, 2025. Ally Credit Card was a component of our Corporate and Other segment. The related operating results have been presented within continuing operations in the Condensed Consolidated Statement of Comprehensive Income for all periods presented.
During the fourth quarter of 2024, we began exploring strategic alternatives for Ally Credit Card, which resulted in a triggering event for goodwill impairment purposes, and recognized an $118 million goodwill impairment charge.
In connection with the classification of the operations as held-for-sale, the disposal group was measured at the lower-of-cost or fair value. First, the finance receivables and loans, along with the remaining assets and liabilities, were classified as held-for-sale and measured at the lower-of-cost or fair value. The fair value was determined based on the sales agreement with the third-party purchaser. Next, the carrying value of the disposal group was compared to fair value, which resulted in a goodwill impairment charge. Lastly, we recorded a valuation allowance on other assets related to estimated selling expenses. As a result, we recognized a net pretax loss of $8 million during the nine months ended September 30, 2025, which was comprised of a benefit of $306 million to our provision for credit losses, offset by a $2 million asset impairment related to Ally Credit Card branded plastics, a goodwill impairment charge of $305 million, and a valuation allowance on other assets of $7 million. We do not expect to recognize any significant incremental costs related to this transaction.

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

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated
2025
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$242	$—	$—	$242
Remarketing fee income	28	—	—	—	28
Brokerage commissions and other revenue	—	—	—	21	21
Banking fees and interchange income (d)	—	—	—	9	9
Brokered/agent commissions	—	1	—	—	1
Other	6	—	—	1	7
Total revenue from contracts with customers	34	243	—	31	308
All other revenue	62	177	25	12	276
Total other revenue (e)	$96	$420	$25	$43	$584
2024
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$246	$—	$—	$246
Remarketing fee income	28	—	—	—	28
Brokerage commissions and other revenue	—	—	—	22	22
Banking fees and interchange income (d)	—	—	—	12	12
Brokered/agent commissions	—	5	—	—	5
Other	5	1	—	—	6
Total revenue from contracts with customers	33	252	—	34	319
All other revenue	52	185	37	22	296
Total other revenue (e)	$85	$437	$37	$56	$615
(a)We had opening balances of $3.0 billion in unearned revenue associated with outstanding contracts at both July 1, 2025, and 2024, and $239 million and $243 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended September 30, 2025, and 2024, respectively.
(b)At September 30, 2025, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $230 million during the remainder of 2025, $816 million in 2026, $677 million in 2027, $522 million in 2028, and $748 million thereafter. At September 30, 2024, we had unearned revenue of $3.0 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.8 billion at both July 1, 2025, and September 30, 2025, and recognized $141 million of expense during the three months ended September 30, 2025. We had deferred insurance assets of $1.8 billion at both July 1, 2024, and September 30, 2024, and recognized $141 million of expense during the three months ended September 30, 2024.
(d)Interchange income is reported net of customer rewards related to Ally Credit Card. Customer rewards expense was $7 million for the three months ended September 30, 2024. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
(e)Represents a component of total net revenue. Refer to Note 23 for further information on our reportable operating segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated
2025
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$724	$—	$—	$724
Remarketing fee income	90	—	—	—	90
Brokerage commissions and other revenue	—	—	—	61	61
Banking fees and interchange income (c)	—	—	—	34	34
Brokered/agent commissions	—	13	—	—	13
Other	16	2	—	3	21
Total revenue from contracts with customers	106	739	—	98	943
All other revenue	184	467	73	(454)	270
Total other revenue (d)	$290	$1,206	$73	$(356)	$1,213
2024
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$666	$—	$—	$666
Remarketing fee income	88	—	—	—	88
Brokerage commissions and other revenue	—	—	—	67	67
Banking fees and interchange income (c)	—	—	—	35	35
Brokered/agent commissions	—	15	—	—	15
Other	14	2	—	—	16
Total revenue from contracts with customers	102	683	—	102	887
All other revenue	173	476	90	24	763
Total other revenue (d)	$275	$1,159	$90	$126	$1,650
(a)We had opening balances of $3.0 billion in unearned revenue associated with outstanding contracts at both January 1, 2025, and 2024, and $715 million and $732 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the nine months ended September 30, 2025, and 2024, respectively.
(b)We had deferred insurance assets of $1.8 billion at both January 1, 2025, and September 30, 2025, and recognized $417 million of expense during the nine months ended September 30, 2025. We had deferred insurance assets of $1.8 billion at both January 1, 2024, and September 30, 2024, and recognized $432 million of expense during the nine months ended September 30, 2024.
(c)Interchange income is reported net of customer rewards related to Ally Credit Card. Customer rewards expense was $6 million and $20 million for the nine months ended September 30, 2025, and 2024, respectively. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
(d)Represents a component of total net revenue. Refer to Note 23 for further information on our reportable operating segments.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing gains on the sale of off-lease vehicles of $1 million for the three months ended September 30, 2025, and net remarketing losses of $18 million for the nine months ended September 30, 2025, respectively, compared to net remarketing gains of $24 million and $129 million for the three months and nine months ended September 30, 2024. These gains and losses are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Refer to Note 9 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
4.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Late charges and other administrative fees	$35	$49	$119	$150
Remarketing fees	28	28	90	88
Income from equity-method investments (a)	23	10	64	14
Other, net	84	89	244	239
Total other income, net of losses (b)	$170	$176	$517	$491
(a)Refer to Note 11 for further information on our equity-method investments.
(b)Includes the activity of Ally Credit Card prior to the sale on April 1, 2025. Refer to Note 2 for additional information.
5.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2025	2024
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$189	$140
Less: Reinsurance recoverable	60	66
Net reserves for insurance losses and loss adjustment expenses at January 1,	129	74
Net insurance losses and loss adjustment expenses incurred related to:
Current year	497	411
Prior years (a)	8	17
Total net insurance losses and loss adjustment expenses incurred	505	428
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(386)	(319)
Prior years	(84)	(64)
Total net insurance losses and loss adjustment expenses paid or payable	(470)	(383)
Net reserves for insurance losses and loss adjustment expenses at September 30,	164	119
Plus: Reinsurance recoverable (b)	67	78
Total gross reserves for insurance losses and loss adjustment expenses at September 30, (c)	$231	$197
(a)There have been no material adverse changes to the reserve for prior years.
(b)Included in premiums receivable and other insurance assets on our Condensed Consolidated Balance Sheet.
(c)Included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
6.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Insurance commissions	$158	$164	$474	$486
Technology and communications	108	110	312	319
Advertising and marketing	65	69	191	221
Property and equipment depreciation	60	55	184	169
Lease and loan administration	43	45	133	136
Regulatory and licensing fees	39	45	122	137
Professional services	38	36	105	106
Vehicle remarketing and repossession	35	31	98	96
Amortization of intangible assets	—	4	3	15
Other	106	96	322	310
Total other operating expenses (a)	$652	$655	$1,944	$1,995
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

	September 30, 2025				December 31, 2024
	Amortized cost	Gross unrealized		Fair value	Amortized cost	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,230	$19	$(55)	$2,194	$2,073	$—	$(200)	$1,873
U.S. States and political subdivisions	634	—	(80)	554	704	—	(87)	617
Foreign government	205	2	(3)	204	198	1	(5)	194
Agency mortgage-backed residential (a)	14,965	12	(2,155)	12,822	16,765	—	(3,112)	13,653
Mortgage-backed residential	235	—	(35)	200	249	—	(43)	206
Agency mortgage-backed commercial (a)	5,415	14	(647)	4,782	4,819	1	(836)	3,984
Asset-backed	25	—	—	25	131	—	(2)	129
Corporate debt	1,951	20	(68)	1,903	1,871	3	(120)	1,754
Total available-for-sale securities (b) (c) (d) (e) (f)	$25,660	$67	$(3,043)	$22,684	$26,810	$5	$(4,405)	$22,410
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,284	$5	$(163)	$1,126	$935	$—	$(196)	$739
Mortgage-backed residential	3,091	217	—	3,308	3,323	142	—	3,465
Asset-backed retained notes	58	1	—	59	88	1	—	89
Total held-to-maturity securities (d) (f) (g)	$4,433	$223	$(163)	$4,493	$4,346	$143	$(196)	$4,293
(a)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $53 million asset and a $72 million liability for agency mortgage-backed residential securities at September 30, 2025, and December 31, 2024, respectively, and a $40 million asset and a $34 million liability for agency mortgage-backed commercial securities at September 30, 2025, and December 31, 2024. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 19 for additional information.
(c)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $13 million at both September 30, 2025, and December 31, 2024.
(d)Investment securities with a fair value of $3.7 billion and $3.4 billion were pledged as collateral at September 30, 2025, and December 31, 2024, respectively. This primarily included $2.8 billion and $2.9 billion pledged to secure advances from the FHLB at September 30, 2025, and December 31, 2024, respectively. This also included securities pledged for other purposes as required by contractual obligations or law, under which agreements we granted the counterparty the right to sell or pledge $945 million and $439 million of the underlying available-for-sale securities at September 30, 2025, and December 31, 2024, respectively.
(e)Totals do not include accrued interest receivable, which was $81 million and $73 million at September 30, 2025, and December 31, 2024, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(f)There was no allowance for credit losses recorded at both September 30, 2025, or December 31, 2024, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(g)Totals do not include accrued interest receivable, which was $13 million and $12 million at September 30, 2025, and December 31, 2024, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
As of December 31, 2024, we did not have the intent to sell available-for-sale securities in an unrealized loss position and we did not believe it was more likely than not that we would be required to sell these securities before recovery of their amortized cost basis. In the first quarter of 2025, we executed a balance sheet repositioning of a portion of our available-for-sale securities as a result of our capital allocation planning related to the sale of Ally Credit Card. In connection with the repositioning, we sold lower-yielding securities with an amortized cost of approximately $4.6 billion for proceeds of $4.1 billion, resulting in a pre-tax loss of $495 million during the nine months ended September 30, 2025. We reinvested the proceeds in shorter duration, highly liquid securities at current market rates. As of September 30, 2025, we did not have the intent to sell available-for-sale securities in an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2025
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,194	3.4%	$84	0.9%	$1,640	4.0%	$470	1.9%	$—	—%
U.S. States and political subdivisions	554	3.4	45	4.9	60	3.8	61	4.2	388	3.1
Foreign government	204	2.8	20	2.0	80	2.3	104	3.3	—	—
Agency mortgage-backed residential (b)	12,822	3.0	—	—	1	2.8	—	—	12,821	3.0
Mortgage-backed residential	200	2.7	—	—	—	—	—	—	200	2.7
Agency mortgage-backed commercial (b)	4,782	2.7	—	—	1,225	3.5	2,004	2.6	1,553	2.2
Asset-backed	25	1.5	—	—	25	1.5	—	—	—	—
Corporate debt	1,903	3.4	193	2.6	907	2.5	646	4.5	157	5.5
Total available-for-sale securities	$22,684	3.0	$342	1.9	$3,938	3.4	$3,285	2.9	$15,119	2.9
Amortized cost of available-for-sale securities	$25,660		$345		$3,999		$3,596		$17,720
Amortized cost of held-to-maturity securities (c)
Agency mortgage-backed residential	$1,284	3.5%	$—	—%	$—	—%	$—	—%	$1,284	3.5%
Mortgage-backed residential	3,091	2.8	—	—	—	—	7	3.4	3,084	2.8
Asset-backed retained notes	58	5.4	—	—	41	5.3	17	5.7	—	—
Total held-to-maturity securities	$4,433	3.0	$—	—	$41	5.3	$24	5.0	$4,368	3.0
December 31, 2024
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$1,873	1.6%	$54	1.0%	$1,087	1.5%	$732	1.9%	$—	—%
U.S. States and political subdivisions	617	3.4	33	6.2	72	3.1	86	4.1	426	3.2
Foreign government	194	2.7	33	2.1	51	2.5	110	2.9	—	—
Agency mortgage-backed residential (b)	13,653	2.6	—	—	7	2.0	23	2.5	13,623	2.6
Mortgage-backed residential	206	2.7	—	—	—	—	—	—	206	2.7
Agency mortgage-backed commercial (b)	3,984	2.5	23	3.1	339	3.7	1,724	2.5	1,898	2.1
Asset-backed	129	1.5	—	—	128	1.5	1	4.0	—	—
Corporate debt	1,754	3.1	184	3.0	754	2.6	695	3.3	121	5.3
Total available-for-sale securities	$22,410	2.5	$327	2.3	$2,438	2.2	$3,371	2.6	$16,274	2.6
Amortized cost of available-for-sale securities	$26,810		$330		$2,579		$3,844		$20,057
Amortized cost of held-to-maturity securities (c)
Agency mortgage-backed residential	$935	2.7%	$—	—%	$—	—%	$—	—%	$935	2.7%
Mortgage-backed residential	3,323	2.8	—	—	—	—	9	3.1	3,314	2.8
Asset-backed retained notes	88	5.4	—	—	64	5.3	24	5.6	—	—
Total held-to-maturity securities	$4,346	2.9	$—	—	$64	5.3	$33	5.0	$4,249	2.8
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
(b)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $53 million asset and a $72 million liability for agency mortgage-backed residential securities at September 30, 2025, and December 31, 2024, respectively, and a $40 million asset and a $34 million liability for agency mortgage-backed commercial securities at September 30, 2025, and December 31, 2024. These basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
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
The balances of cash equivalents were $373 million and $106 million at September 30, 2025, and December 31, 2024, respectively, and were composed primarily of money-market funds.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents interest and dividends on investment securities.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Taxable interest	$230	$243	$668	$732
Taxable dividends	5	5	15	15
Interest and dividends exempt from U.S. federal income tax	6	5	18	16
Interest and dividends on investment securities	$241	$253	$701	$763
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Available-for-sale securities
Gross realized gains	$1	$1	$3	$2
Gross realized losses (a)	—	—	(495)	—
Net realized gain (loss) on available-for-sale securities	1	1	(492)	2
Net realized gain on equity securities	28	15	61	53
Net unrealized gain on equity securities	27	58	49	41
Other gain (loss) on investments, net	$56	$74	$(382)	$96
(a)Includes losses reclassified from accumulated other comprehensive loss related to the balance sheet repositioning of our available-for-sale securities portfolio.
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of September 30, 2025, and December 31, 2024. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, Fitch, and DBRS. The ratings presented are a composite of the ratings sourced from the agencies or, if the ratings cannot be sourced from the agencies, are based on the asset type of the particular security. All our held-to-maturity securities were current in their payment of principal and interest as of both September 30, 2025, and December 31, 2024. We have not recorded any interest income reversals on our held-to-maturity securities during the nine months ended September 30, 2025, or September 30, 2024.

($ in millions)	AAA	AA	A	BBB	Total (a)
September 30, 2025
Debt securities
Agency mortgage-backed residential	$—	$1,284	$—	$—	$1,284
Mortgage-backed residential	3,021	69	1	—	3,091
Asset-backed retained notes	53	2	2	1	58
Total held-to-maturity securities	$3,074	$1,355	$3	$1	$4,433
December 31, 2024
Debt securities
Agency mortgage-backed residential	$—	$935	$—	$—	$935
Mortgage-backed residential	3,241	78	4	—	3,323
Asset-backed retained notes	81	3	2	2	88
Total held-to-maturity securities	$3,322	$1,016	$6	$2	$4,346
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K. We have not recorded any interest income reversals on our available-for-sale securities during the nine months ended September 30, 2025, or September 30, 2024.

	September 30, 2025				December 31, 2024
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$—	$—	$604	$(55)	$—	$—	$1,873	$(200)
U.S. States and political subdivisions	53	(1)	426	(79)	87	(2)	472	(85)
Foreign government	16	—	77	(3)	40	—	112	(5)
Agency mortgage-backed residential (a)	547	(1)	10,451	(2,154)	127	(3)	13,518	(3,109)
Mortgage-backed residential	—	—	200	(35)	—	—	206	(43)
Agency mortgage-backed commercial (a)	191	(1)	3,590	(646)	428	(11)	3,445	(825)
Asset-backed	—	—	24	—	—	—	124	(2)
Corporate debt	65	(1)	1,170	(67)	265	(6)	1,319	(114)
Total available-for-sale securities	$872	$(4)	$16,542	$(3,039)	$947	$(22)	$21,069	$(4,383)
(a)Includes basis adjustments for certain securities that are included in closed portfolios with active hedges under the portfolio layer method at September 30, 2025, and December 31, 2024. The basis adjustments would be allocated to the amortized cost of specific securities within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.
During the nine months ended September 30, 2025, and 2024, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at September 30, 2025, or December 31, 2024.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
8.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	September 30, 2025	December 31, 2024
Consumer automotive (a)	$84,994	$83,757
Consumer mortgage (b)	16,253	17,234
Consumer other (c)	—	2,294
Total consumer	101,247	103,285
Commercial
Commercial and industrial
Automotive	17,137	18,259
Other (d)	9,169	8,212
Commercial real estate	7,014	6,274
Total commercial	33,320	32,745
Total finance receivables and loans (e) (f)	$134,567	$136,030
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 19 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $5 million and $12 million at September 30, 2025, and December 31, 2024, respectively, of which all have exited the interest-only period.
(c)Consists of credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information. Billed interest on our credit card loans was included within finance receivables and loans, net as of December 31, 2024.
(d)Includes $26 million of PCD loans that were acquired for $2 million of cash considerations during the three months ended September 30, 2025, which have experienced a more-than-insignificant deterioration of credit quality since origination. We recognized an initial allowance for loan losses of $24 million on these PCD loans.
(e)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.4 billion and $2.3 billion at September 30, 2025, and December 31, 2024, respectively.
(f)Totals do not include accrued interest receivable, which was $761 million and $839 million at September 30, 2025, and December 31, 2024, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and nine months ended September 30, 2025, and 2024, respectively.

Three months ended September 30, 2025 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at July 1, 2025	$3,166	$17	$233	$3,416
Charge-offs (a)	(662)	—	—	(662)
Recoveries	263	3	1	267
Net charge-offs	(399)	3	1	(395)
Provision for credit losses	419	(3)	(1)	415
Other (b)	—	—	24	24
Allowance at September 30, 2025	$3,186	$17	$257	$3,460
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Commercial includes $24 million of allowance for loan losses recognized on PCD loans acquired during the three months ended September 30, 2025.

Nine months ended September 30, 2025 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2025	$3,170	$19	$319	$206	$3,714
Charge-offs (b)	(1,937)	(2)	(68)	(2)	(2,009)
Recoveries	727	6	5	3	741
Net charge-offs	(1,210)	4	(63)	1	(1,268)
Provision for credit losses	1,226	(4)	(257)	25	990
Other (c)	—	(2)	1	25	24
Allowance at September 30, 2025	$3,186	$17	$—	$257	$3,460
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for information regarding our charge-off policies.
(c)Commercial includes $24 million of allowance for loan losses recognized on PCD loans acquired during the nine months ended September 30, 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended September 30, 2024 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at July 1, 2024	$3,055	$19	$302	$196	$3,572
Charge-offs (b)	(683)	—	(61)	—	(744)
Recoveries	216	1	9	1	227
Net charge-offs	(467)	1	(52)	1	(517)
Provision for credit losses	578	(3)	58	12	645
Other	—	2	(1)	(1)	—
Allowance at September 30, 2024	$3,166	$19	$307	$208	$3,700
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for information regarding our charge-off policies.

Nine months ended September 30, 2024 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2024	$3,083	$21	$293	$190	$3,587
Charge-offs (b)	(1,976)	(1)	(199)	(2)	(2,178)
Recoveries	654	3	23	7	687
Net charge-offs	(1,322)	2	(176)	5	(1,491)
Write-downs from transfers to held-for-sale (c)	(5)	—	—	—	(5)
Provision for credit losses	1,410	(6)	191	14	1,609
Other	—	2	(1)	(1)	—
Allowance at September 30, 2024	$3,166	$19	$307	$208	$3,700
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Consumer automotive	$—	$—	$—	$1,108
Consumer mortgage	8	208	58	325
Consumer other (a)	—	—	2,248	—
Commercial	5	131	98	296
Total sales and transfers	$13	$339	$2,404	$1,729
(a)Consists of credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
The following table presents purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Consumer automotive	$1,258	$802	$3,242	$2,377
Consumer mortgage	—	7	8	15
Commercial	26	—	26	—
Total purchases of finance receivables and loans	$1,284	$809	$3,276	$2,392

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Nonaccrual Loans
The following tables present the amortized cost of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of September 30, 2025, and December 31, 2024. We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $4 million and $11 million for the three months and nine months ended September 30, 2025, respectively, and $4 million and $14 million for the three months and nine months ended September 30, 2024. Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for additional information on our accounting policy for finance receivables and loans on nonaccrual status.

			September 30, 2025
($ in millions)	Nonaccrual status at Jan. 1, 2025	Nonaccrual status at Jul. 1, 2025	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,231	$1,134	$1,140	$426
Consumer mortgage	54	69	70	53
Consumer other (b)	90	—	—	—
Total consumer	1,375	1,203	1,210	479
Commercial
Commercial and industrial
Automotive	15	38	9	9
Other (c)	94	98	124	4
Commercial real estate	2	20	10	8
Total commercial	111	156	143	21
Total finance receivables and loans	$1,486	$1,359	$1,353	$500
(a)Represents a component of nonaccrual status at end of period.
(b)Consists of credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
(c)Includes PCD loans acquired during the three months ended September 30, 2025.

			December 31, 2024
($ in millions)	Nonaccrual status at Jan. 1, 2024	Nonaccrual status at Jul. 1, 2024	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,129	$978	$1,231	$476
Consumer mortgage	54	41	54	36
Consumer other (b)	92	80	90	—
Total consumer	1,275	1,099	1,375	512
Commercial
Commercial and industrial
Automotive	18	18	15	—
Other	98	96	94	4
Commercial real estate	3	2	2	2
Total commercial	119	116	111	6
Total finance receivables and loans	$1,394	$1,215	$1,486	$518
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

	Origination year							Revolving loans converted to term
September 30, 2025 ($ in millions)	2025	2024	2023	2022	2021	2020 and prior	Revolving loans		Total
Consumer automotive
Current	$26,219	$22,326	$14,493	$10,345	$5,166	$2,281	$—	$—	$80,830
30–59 days past due	284	578	633	615	366	162	—	—	2,638
60–89 days past due	78	232	283	287	156	68	—	—	1,104
90 or more days past due	30	89	104	106	62	33	—	—	424
Total consumer automotive (a)	26,611	23,225	15,513	11,353	5,750	2,544	—	—	84,996
Consumer mortgage
Current	—	18	31	1,791	9,376	4,803	97	10	16,126
30–59 days past due	—	—	—	9	26	24	1	—	60
60–89 days past due	—	—	—	5	2	5	—	—	12
90 or more days past due	—	—	—	6	17	29	1	2	55
Total consumer mortgage	—	18	31	1,811	9,421	4,861	99	12	16,253
Total consumer	$26,611	$23,243	$15,544	$13,164	$15,171	$7,405	$99	$12	$101,249
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost excludes a liability of $2 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at September 30, 2025. These basis adjustments would be allocated to the amortized cost of specific loans within the pool if the hedge was dedesignated. Refer to Note 19 for additional information.

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

	Origination year							Revolving loans converted to term
September 30, 2025 ($ in millions)	2025	2024	2023	2022	2021	2020 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$269	$437	$266	$281	$103	$81	$14,303	$—	$15,740
Special mention	2	2	23	12	19	3	1,290	—	1,351
Substandard	—	—	—	—	—	—	46	—	46
Total automotive	271	439	289	293	122	84	15,639	—	17,137
Other
Pass	561	636	173	315	216	332	5,711	128	8,072
Special mention	—	31	—	232	160	97	308	22	850
Substandard	—	—	—	—	20	62	42	—	124
Doubtful	—	—	—	—	—	107	16	—	123
Total other	561	667	173	547	396	598	6,077	150	9,169
Commercial real estate
Pass	1,198	1,076	804	1,051	963	1,576	11	58	6,737
Special mention	3	42	45	94	46	37	—	—	267
Substandard	—	—	2	5	—	—	—	—	7
Doubtful	—	—	2	1	—	—	—	—	3
Total commercial real estate	1,201	1,118	853	1,151	1,009	1,613	11	58	7,014
Total commercial	$2,033	$2,224	$1,315	$1,991	$1,527	$2,295	$21,727	$208	$33,320

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$522	$336	$337	$125	$64	$52	$15,005	$—	$16,441
Special mention	3	38	15	25	3	1	1,694	—	1,779
Substandard	—	—	—	—	—	—	33	—	33
Doubtful	—	—	—	—	—	—	6	—	6
Total automotive	525	374	352	150	67	53	16,738	—	18,259
Other
Pass	707	296	261	199	18	205	5,047	84	6,817
Special mention	—	—	394	280	186	76	226	32	1,194
Substandard	—	27	—	23	46	54	12	4	166
Doubtful	—	—	—	—	—	26	9	—	35
Total other	707	323	655	502	250	361	5,294	120	8,212
Commercial real estate
Pass	959	904	1,228	1,030	757	1,137	—	36	6,051
Special mention	6	51	69	57	35	3	—	—	221
Doubtful	—	—	1	—	—	1	—	—	2
Total commercial real estate	965	955	1,298	1,087	792	1,141	—	36	6,274
Total commercial	$2,197	$1,652	$2,305	$1,739	$1,109	$1,555	$22,032	$156	$32,745
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
September 30, 2025
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$17,137	$17,137
Other	3	—	67	70	9,099	9,169
Commercial real estate	—	—	1	1	7,013	7,014
Total commercial	$3	$—	$68	$71	$33,249	$33,320
December 31, 2024
Commercial
Commercial and industrial
Automotive	$5	$—	$—	$5	$18,254	$18,259
Other	35	—	—	35	8,177	8,212
Commercial real estate	1	—	1	2	6,272	6,274
Total commercial	$41	$—	$1	$42	$32,703	$32,745

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present gross charge-offs of our finance receivables and loans for each portfolio class by origination year during the nine months ended September 30, 2025, and during the year ended December 31, 2024, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for additional information on our charge-off policy.

	Origination year							Revolving loans converted to term
September 30, 2025 ($ in millions)	2025	2024	2023	2022	2021	2020 and prior	Revolving loans		Total
Consumer automotive	$65	$405	$574	$517	$252	$124	$—	$—	$1,937
Consumer mortgage	—	—	—	1	1	—	—	—	2
Consumer other (a)	—	—	—	—	—	—	64	4	68
Total consumer	65	405	574	518	253	124	64	4	2,007
Commercial
Commercial and industrial
Automotive	—	—	—	—	1	—	1	—	2
Total commercial	—	—	—	—	1	—	1	—	2
Total finance receivables and loans	$65	$405	$574	$518	$254	$124	$65	$4	$2,009
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

	Origination year							Revolving loans converted to term
December 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Consumer automotive (a)	$160	$779	$943	$510	$137	$152	$—	$—	$2,681
Consumer mortgage	—	—	—	1	—	1	—	—	2
Consumer other (b)	—	—	—	—	—	—	246	16	262
Total consumer	160	779	943	511	137	153	246	16	2,945
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	1	2	—	3
Total commercial	—	—	—	—	—	1	2	—	3
Total finance receivables and loans	$160	$779	$943	$511	$137	$154	$248	$16	$2,948
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
(b)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Loan Modifications
The following tables present the amortized cost basis of loans that were modified subsequent to origination during the three months and nine months ended September 30, 2025, and 2024, respectively, for each portfolio segment, by modification type. For additional information on loan modification types in scope of this disclosure, refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K. The below tables exclude consumer mortgage finance receivables and loans currently enrolled in a trial modification program. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. If the borrower successfully completes the trial loan modification program, the contractual terms of the loan are updated and the modification is considered permanent. As of September 30, 2025, and December 31, 2024, there were $8 million and $4 million of consumer mortgage finance receivables and loans in a trial modification program, respectively.

	Payment extensions
Three months ended September 30, 2025 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total
Consumer automotive	$—	$237	$4	$—	$1	$242
Consumer mortgage	1	1	—	1	—	3
Total consumer	1	238	4	1	1	245
Commercial
Commercial and industrial
Other	—	19	—	—	—	19
Commercial real estate	3	—	—	—	—	3
Total commercial	3	19	—	—	—	22
Total finance receivables and loans	$4	$257	$4	$1	$1	$267

	Payment extensions
Nine months ended September 30, 2025 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$450	$6	$—	$1	$457
Consumer mortgage	1	1	—	1	3	6
Total consumer	1	451	6	1	4	463
Commercial
Commercial and industrial
Automotive	—	—	—	9	—	9
Other	3	76	—	—	—	79
Commercial real estate	4	—	—	7	—	11
Total commercial	7	76	—	16	—	99
Total finance receivables and loans	$8	$527	$6	$17	$4	$562
(a)Represents 0.4% of total finance receivables and loans outstanding as of September 30, 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Payment extensions
Three months ended September 30, 2024 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total
Consumer automotive	$—	$130	$2	$—	$—	$132
Consumer mortgage	—	1	—	—	—	1
Consumer other (a)	—	—	1	6	—	7
Total consumer	—	131	3	6	—	140
Commercial
Commercial and industrial
Automotive	—	—	—	37	—	37
Other	—	25	—	—	14	39
Commercial real estate	—	—	—	—	1	1
Total commercial	—	25	—	37	15	77
Total finance receivables and loans	$—	$156	$3	$43	$15	$217
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

	Payment extensions
Nine months ended September 30, 2024 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$305	$4	$—	$—	$309
Consumer mortgage	—	2	—	—	—	2
Consumer other (b)	—	—	1	13	—	14
Total consumer	—	307	5	13	—	325
Commercial
Commercial and industrial
Automotive	5	—	—	37	—	42
Other	—	174	—	—	14	188
Commercial real estate	—	—	—	—	1	1
Total commercial	5	174	—	37	15	231
Total finance receivables and loans	$5	$481	$5	$50	$15	$556
(a)Represents 0.4% of total finance receivables and loans outstanding as of September 30, 2024.
(b)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
The following tables present the financial effect of loan modifications that occurred during the three months and nine months ended September 30, 2025, and 2024, respectively.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b)
Three months ended September 30, 2025 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	36	$1	—%	—%	69	98	11.7%	7.6%
Consumer mortgage	213	—	2.9	2.6	—	—	—	—
Commercial
Commercial and industrial
Other	24	$—	—%	—%	—	—	—%	—%
Commercial real estate	6	—	—	—	—	—	—	—
Total commercial	21	$—	—	—	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b) (c)
Nine months ended September 30, 2025 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	33	$2	—%	—%	70	95	12.4%	8.1%
Consumer mortgage	215	—	2.9	2.6	284	408	4.1	2.3
Commercial
Commercial and industrial
Automotive	—	$—	12.5%	7.9%	—	—	—%	—%
Other	17	—	—	—	—	—	—	—
Commercial real estate	6	—	10.9	5.9	—	—	—	—
Total commercial	16	$—	11.8	7.0	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Some consumer mortgage combination loan modifications include deferrals of principal. The weighted average number of months deferred for these loans was 134 months.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b)
Three months ended September 30, 2024 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	30	$1	—%	—%	—	—	—%	—%
Consumer mortgage	126	—	—	—	—	—	—	—
Consumer other (c)	—	1	30.4	10.4	—	—	—	—
Commercial
Commercial and industrial
Automotive	—	$—	11.0%	7.9%	—	—	—%	—%
Other	15	—	—	—	4	60	5.5	4.3
Commercial real estate	—	—	—	—	84	90	11.0	6.0
Total commercial	15	$—	11.0	7.9	7	61	5.7	4.3
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b)
Nine months ended September 30, 2024 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	29	$1	—%	—%	—	—	—%	—%
Consumer mortgage	176	—	—	—	—	—	—	—
Consumer other (c)	—	1	30.4	7.9	—	—	—	—
Commercial
Commercial and industrial
Automotive	10	$—	11.0%	7.9%	—	—	—%	—%
Other	37	—	—	—	4	60	5.5	4.3
Commercial real estate	—	—	—	—	84	90	11.0	6.0
Total commercial	36	$—	11.0	7.9	7	61	5.7	4.3
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
The following tables present the subsequent performance of loans recorded at amortized cost, by portfolio segment and credit quality indicator, that were modified within the 12 months prior to September 30, 2025, and 2024, respectively.

September 30, 2025 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$459	$72	$20	$7	$558
Principal forgiveness	1	—	1	6	8
Combination	2	—	—	—	2
Total consumer automotive	462	72	21	13	568
Consumer mortgage
Payment deferrals	—	1	—	—	1
Contractual maturity extensions	1	—	—	—	1
Interest rate concessions	1	—	—	—	1
Combination	2	—	—	1	3
Total consumer mortgage	4	1	—	1	6
Total consumer	$466	$73	$21	$14	$574

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

September 30, 2025 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Automotive
Interest rate concessions	$—	$—	$9	$—	$9
Total automotive	—	—	9	—	9
Other
Payment deferrals	—	—	—	3	3
Contractual maturity extensions	—	47	29	—	76
Total other	—	47	29	3	79
Commercial real estate
Payment deferrals	—	3	—	1	4
Interest rate concessions	—	—	7	—	7
Total commercial real estate	—	3	7	1	11
Total commercial	$—	$50	$45	$4	$99

September 30, 2024 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$316	$67	$25	$8	$416
Principal forgiveness	—	—	—	4	4
Combination	1	—	—	—	1
Total consumer automotive	317	67	25	12	421
Consumer mortgage
Contractual maturity extensions	2	1	—	—	3
Combination	1	—	—	—	1
Total consumer mortgage	3	1	—	—	4
Consumer other (a)
Interest rate concessions	10	2	1	3	16
Total consumer other	10	2	1	3	16
Total consumer	$330	$70	$26	$15	$441
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

September 30, 2024 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Automotive
Payment deferrals	$—	$—	$5	$—	$5
Interest rate concessions	—	—	37	—	37
Total automotive	—	—	42	—	42
Other
Contractual maturity extensions	118	—	56	—	174
Combination	—	—	14	—	14
Total other	118	—	70	—	188
Commercial real estate
Combination	—	—	—	1	1
Total commercial real estate	—	—	—	1	1
Total commercial	$118	$—	$112	$1	$231
As of September 30, 2025, 2,075 consumer automotive loans with a total amortized cost of $51 million redefaulted within 12 months of modification, whereas 1,205 consumer automotive loans with a total amortized cost of $29 million redefaulted within 12 months of modification as of September 30, 2024.
9.    Leasing
Ally as the Lessee
We have operating leases for certain of our corporate facilities, which have remaining lease terms of 7 months to 11 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend or terminate the lease. We do not include these term extensions or termination provisions in our estimates of the lease term if we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.
During the three months and nine months ended September 30, 2025, we paid $9 million and $27 million, respectively, in cash for amounts included in the measurement of lease liabilities at September 30, 2025, compared to $9 million and $26 million for the three months and nine months ended September 30, 2024. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the nine months ended September 30, 2025, and September 30, 2024, we obtained $25 million and $19 million, respectively, of ROU assets in exchange for new lease liabilities. As of September 30, 2025, the weighted-average remaining lease term of our operating lease portfolio was 4 years, and the weighted-average discount rate was 3.56%, compared to 3 years and 3.32% as of December 31, 2024.
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of September 30, 2025, and that have noncancelable lease terms expiring after September 30, 2025.

($ in millions)
2025	$10
2026	38
2027	30
2028	21
2029	3
2030 and thereafter	13
Total undiscounted cash flows	115
Difference between undiscounted cash flows and discounted cash flows	(9)
Total lease liability	$106

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table details the components of total net operating lease expense.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Operating lease expense	$7	$7	$23	$22
Variable lease expense	1	1	3	3
Total lease expense, net (a)	$8	$8	$26	$25
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
When we acquire a consumer operating lease, we assume ownership of the vehicle. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. When vehicles are not purchased by customers, the receiving dealer, or automotive manufacturer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value after adjusting for any OEM residual value guarantees. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value after adjusting for any OEM residual value guarantees resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of September 30, 2025, and December 31, 2024, consumer operating leases with a carrying value, net of accumulated depreciation, of $3.5 billion and $1.9 billion, respectively, were covered by OEM residual value guarantees. Substantially all were covered under an OEM residual value guarantee of approximately 50% of the vehicles’ contract residual value at both September 30, 2025, and December 31, 2024.
The following table details our investment in operating leases.

($ in millions)	September 30, 2025	December 31, 2024
Vehicles	$9,944	$9,519
Accumulated depreciation	(1,345)	(1,528)
Investment in operating leases, net	$8,599	$7,991
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after September 30, 2025.

($ in millions)
2025	$391
2026	1,336
2027	807
2028	226
2029	20
2030 and thereafter	1
Total lease payments from operating leases	$2,781

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
We recognized operating lease revenue of $365 million and $1.1 billion for the three months and nine months ended September 30, 2025, respectively, and $316 million and $1.0 billion for the three months and nine months ended September 30, 2024. Depreciation expense on operating lease assets includes net remarketing gains and losses recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Depreciation expense on operating lease assets (excluding remarketing (gains) losses) (a)	$226	$193	$663	$645
Remarketing (gains) losses, net	(1)	(24)	18	(129)
Net depreciation expense on operating lease assets	$225	$169	$681	$516
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $5 million and $17 million for the three months and nine months ended September 30, 2025, respectively, and $6 million and $16 million for the three months and nine months ended September 30, 2024.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which consists of lease payment receivables, and is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet, was $491 million and $496 million as of September 30, 2025, and December 31, 2024, respectively. Interest income on finance lease receivables was $10 million and $31 million for the three months and nine months ended September 30, 2025, respectively, and $11 million and $34 million for the three months and nine months ended September 30, 2024, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after September 30, 2025.

($ in millions)
2025	$51
2026	177
2027	144
2028	110
2029	54
2030 and thereafter	31
Total undiscounted cash flows	567
Difference between undiscounted cash flows and discounted cash flows	(76)
Present value of lease payments recorded as lease receivable	$491
10.    Securitizations and Variable Interest Entities
We securitize, transfer, and service consumer automotive loans. We often securitize these loans (also referred to as financial assets) using SPEs. An SPE is a legal entity that is designed to fulfill a specified limited need of the sponsor. Our principal use of SPEs is to obtain liquidity by securitizing certain of our financial assets. SPEs are often VIEs and may or may not be included on our Condensed Consolidated Balance Sheet. Additionally, we sell consumer automotive whole-loans to SPEs where we have a continuing involvement.
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
We had pretax losses on sales of financial assets into nonconsolidated VIEs of $3 million and $5 million during the three months and nine months ended September 30, 2025, respectively, as compared to pretax gains of $1 million and $2 million during the three months and nine months ended September 30, 2024.
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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
September 30, 2025
On‑balance sheet variable interest entities
Consumer automotive	$11,560	(b)	$1,054	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	61	(e)	—		3,057	3,118	(f)
Commercial other	2,785	(g)	857	(h)	—	3,578	(i)
Total	$14,406		$1,911		$3,057	$6,696
December 31, 2024
On-balance sheet variable interest entities
Consumer automotive	$12,821	(b)	$1,683	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	92	(e)	—		2,885	2,977	(f)
Consumer other (j)	—		—		86	86
Commercial other	2,768	(g)	1,022	(h)	—	3,482	(i)
Total	$15,681		$2,705		$2,971	$6,545
(a)Represents the current unpaid principal balance of outstanding consumer automotive and credit card finance receivables and loans within the VIEs.
(b)Includes $8.7 billion and $8.2 billion of assets that were not encumbered by VIE beneficial interests held by third parties at September 30, 2025, and December 31, 2024, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $140 million and $118 million of liabilities that were not obligations to third-party beneficial interest holders at September 30, 2025, and December 31, 2024, respectively.
(d)Includes activity where we sell loans through a pass-through program to a third party.
(e)Represents retained notes and certificated residual interests, of which $58 million and $88 million were classified as held-to-maturity securities at September 30, 2025, and December 31, 2024, respectively, and $3 million and $4 million were classified as other assets at September 30, 2025, and December 31, 2024, respectively. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations.
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
(g)Amounts are classified as other assets except for $54 million and $50 million classified as equity securities at September 30, 2025, and December 31, 2024, respectively.
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
(j)Includes balances from Ally Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the nine months ended September 30, 2025, and September 30, 2024. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

	Nine months ended September 30,
($ in millions)	2025	2024
Consumer automotive
Cash proceeds from transfers completed during the period	$1,010	$1,468
Servicing fees	44	44
Cash flows received on retained interests in securitization entities	33	41
Other cash flows received	3	2
Cash disbursements for repurchases during the period	1	1
Consumer other (a)
Cash proceeds from transfers completed during the period	8	35
Servicing fees	1	5
(a)Includes activity from Ally Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
Delinquencies and Net Credit Losses
The following tables present quantitative information about off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Off-balance-sheet securitization entities
Consumer automotive	$1,156	$1,730	$17	$22
Whole-loan sales (a)
Consumer automotive	1,901	1,155	108	83
Consumer other (b)	—	86	—	10
Total	$3,057	$2,971	$125	$115
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.
(b)Includes balances related to Ally Credit Card at December 31, 2024. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

	Net credit losses
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Off-balance-sheet securitization entities
Consumer automotive	$5	$6	$13	$14
Whole-loan sales (a)
Consumer automotive	28	22	72	54
Consumer other (b)	—	7	7	29
Total	$33	$35	$92	$97
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.
(b)Includes activity from Ally Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
11.    Other Assets
The components of other assets were as follows.

($ in millions)	September 30, 2025	December 31, 2024
Property and equipment at cost	$2,269	$2,226
Accumulated depreciation	(1,093)	(973)
Net property and equipment	1,176	1,253
Net deferred tax assets	2,175	1,916
Proportional amortization investments (a) (b)	2,080	2,131
Restricted cash and cash equivalents (c)	1,131	788
Accrued interest, fees, and rent receivables (d)	896	929
Nonmarketable equity investments	858	789
Equity-method investments (e)	705	632
Restricted cash held for securitization trusts (f)	227	300
Other accounts receivable	213	312
Goodwill	190	551
Operating lease right-of-use assets	91	92
Net intangible assets	—	54
Other assets	953	913
Total other assets	$10,695	$10,660
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments.
(b)Presented gross of the associated unfunded commitment. Refer to Note 14 for further information.
(c)Primarily represents restricted cash equivalents funded through the issuance of credit-linked notes. Additionally, includes a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, partner, or letter of credit arrangements and corresponding collateral requirements. Refer to Note 18 for further information about the issuance of credit-linked notes.
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
The following table summarizes information about our proportional amortization investments.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Tax credits and other tax benefits from proportional amortization investments (a) (b)	$91	$106	$249	$215
Investment amortization expense recognized as a component of income tax expense (a)	73	86	198	174
Net benefit from proportional amortization investments (a)	$18	$20	$51	$41
(a)Amounts are included within income tax expense from continuing operations on our Condensed Consolidated Statement of Comprehensive Income and as a component of operating activities within deferred income taxes, other assets, and other liabilities on our Condensed Consolidated Statement of Cash Flows.
(b)There were no impairment losses recognized during both the three months and nine months ended September 30, 2025, and September 30, 2024, resulting from the forfeiture or ineligibility of tax credits or other circumstances.
Our proportional amortization investments were $2.1 billion at both September 30, 2025, and December 31, 2024, and are included within other assets on our Condensed Consolidated Balance Sheet. Unfunded commitments to provide additional capital to proportional amortization investments were $856 million and $1.0 billion at September 30, 2025, and December 31, 2024, respectively, and are included within accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Substantially all of the unfunded commitments at September 30, 2025, are expected to be paid out within the next five years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The total carrying value of the nonmarketable equity investments held at September 30, 2025, and December 31, 2024, including cumulative unrealized gains and losses, was as follows.

($ in millions)	September 30, 2025	December 31, 2024
FRB stock	$442	$440
FHLB stock	310	258
Equity investments without a readily determinable fair value
Cost basis	91	74
Adjustments
Upward adjustments	53	53
Downward adjustments (including impairment)	(38)	(36)
Carrying amount, equity investments without a readily determinable fair value	106	91
Nonmarketable equity investments	$858	$789
During the three months and nine months ended September 30, 2025, and September 30, 2024, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of September 30, 2025, and September 30, 2024, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Upward adjustments	$—	$1	$—	$2
Downward adjustments (including impairment) (a)	$—	$(5)	$(2)	$(19)
(a)No impairment on FHLB and FRB stock was recognized during both the three months and nine months ended September 30, 2025, and September 30, 2024.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2023	$20	$27	$622	$669
Goodwill impairment	—	—	(118)	(118)
Goodwill at December 31, 2024	$20	$27	$504	$551
Goodwill impairment	—	—	(305)	(305)
Transfer to assets of operations held-for-sale (b)	—	—	(56)	(56)
Goodwill at September 30, 2025	$20	$27	$143	$190
(a)Includes $143 million of goodwill associated with Ally Invest at both September 30, 2025, and December 31, 2024, and $361 million of goodwill associated with Ally Credit Card at December 31, 2024.
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
During the nine months ended September 30, 2025, we recognized a $305 million goodwill impairment charge at Corporate and Other related to the transfer of Ally Credit Card to held-for-sale on the Condensed Consolidated Balance Sheet. Subsequent to the impairment charge, the goodwill balance of $56 million was transferred to assets of operations held-for-sale on the Condensed Consolidated Balance Sheet. We closed the sale of Ally Credit Card on April 1, 2025. For additional information, refer to Note 2.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The net carrying value of intangible assets by class was as follows.

	September 30, 2025			December 31, 2024
($ in millions)	Gross intangible assets	Accumulated amortization	Net carrying value	Gross intangible assets	Accumulated amortization	Net carrying value
Technology	$39	$(39)	$—	$117	$(77)	$40
Customer lists	41	(41)	—	41	(41)	—
Purchased credit card relationships	—	—	—	25	(11)	14
Trademarks	—	—	—	2	(2)	—
Total intangible assets	$80	$(80)	$—	$185	$(131)	$54
12.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	September 30, 2025	December 31, 2024
Noninterest-bearing deposits	$174	$131
Interest-bearing deposits
Savings, money market, and spending accounts	107,445	104,201
Certificates of deposit	40,791	47,242
Total deposit liabilities	$148,410	$151,574
At September 30, 2025, and December 31, 2024, certificates of deposit included $6.1 billion and $6.8 billion, respectively, of those in denominations in excess of $250 thousand.
13.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	September 30, 2025			December 31, 2024
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$3,350	$3,350	$—	$1,625	$1,625
Securities sold under agreements to repurchase	—	529	529	—	—	—
Total short-term borrowings	$—	$3,879	$3,879	$—	$1,625	$1,625
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of September 30, 2025, the securities sold under agreements to repurchase consisted of $529 million in U.S. Treasury securities, of which $429 million are set to mature within 30 days, and $100 million are set to mature within 31 to 60 days.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess market value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. As of September 30, 2025, we did not place or receive cash collateral related to repurchase agreements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Long-Term Debt
The following table presents the composition of our long-term debt portfolio.

	September 30, 2025			December 31, 2024
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$1,088	$2,418	$3,506	$2,408	$2,411	$4,819
Due after one year	9,994	3,249	13,243	8,654	4,022	12,676
Total long-term debt (b)	$11,082	$5,667	$16,749	$11,062	$6,433	$17,495
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 19 for additional information.
(b)Includes advances from the FHLB of Pittsburgh of $7.1 billion and $4.2 billion at September 30, 2025, and December 31, 2024, respectively.
The following table presents the scheduled remaining maturity of long-term debt at September 30, 2025, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2025	2026	2027	2028	2029	2030 and thereafter	Total
Unsecured
Long-term debt	$1,096	$80	$1,614	$896	$1,778	$6,326	$11,790
Original issue discount	(19)	(82)	(94)	(107)	(123)	(283)	(708)
Total unsecured	1,077	(2)	1,520	789	1,655	6,043	11,082
Secured
Long-term debt	689	2,246	1,633	954	97	48	5,667
Total long-term debt	$1,766	$2,244	$3,153	$1,743	$1,752	$6,091	$16,749
The following table summarizes assets restricted as collateral for the payment of the related debt obligation.

($ in millions)	September 30, 2025	December 31, 2024
Consumer automotive finance receivables	$36,396	$38,316
Consumer mortgage finance receivables	16,288	17,269
Commercial finance receivables	7,034	6,297
Investment securities (amortized cost of $3,136 and $2,822) (a)	3,326	2,946
Other assets (b)	980	669
Total assets restricted as collateral (c) (d)	$64,024	$65,497
Secured debt (e)	$9,546	$8,058
(a)A portion of the restricted investment securities at September 30, 2025, was restricted under repurchase agreements. Refer to the section above titled Short-Term Borrowings for information on the repurchase agreements.
(b)Includes the collateral accounts restricted for the payment of credit-linked notes recorded within restricted cash and cash equivalents. Excludes restricted cash and cash reserves for securitization trusts. Refer to Note 11 and Note 18 for additional information.
(c)All restricted assets are those of Ally Bank.
(d)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $26.1 billion and $26.5 billion at September 30, 2025, and December 31, 2024, respectively. These assets were primarily composed of consumer mortgage finance receivables and loans as well as mortgage-backed securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $33.7 billion and $33.8 billion at September 30, 2025, and December 31, 2024, respectively. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(e)Includes $3.9 billion and $1.6 billion of short-term borrowings at September 30, 2025, and December 31, 2024, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
14.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	September 30, 2025	December 31, 2024
Unfunded commitments for proportional amortization investments (a)	$856	$1,019
Accounts payable	562	505
Employee compensation and benefits	377	424
Reserves for insurance losses and loss adjustment expenses (b)	231	189
Deferred revenue	144	122
Operating lease liabilities	106	111
Other liabilities	535	444
Total accrued expenses and other liabilities (c)	$2,811	$2,814
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

	September 30, 2025	December 31, 2024
Series B preferred stock (a)
Issuance date	April 22, 2021	April 22, 2021
Carrying value ($ in millions)	$1,335	$1,335
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,350,000	1,350,000
Number of shares issued and outstanding	1,350,000	1,350,000
Dividend/coupon
Prior to May 15, 2026	4.700%	4.700%
On and after May 15, 2026	Five Year Treasury + 3.868%	Five Year Treasury + 3.868%
Series C preferred stock (a)
Issuance date	June 2, 2021	June 2, 2021
Carrying value ($ in millions)	$989	$989
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,000,000	1,000,000
Number of shares issued and outstanding	1,000,000	1,000,000
Dividend/coupon
Prior to May 15, 2028	4.700%	4.700%
On and after May 15, 2028	Seven Year Treasury + 3.481%	Seven Year Treasury + 3.481%
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
16.    Accumulated Other Comprehensive Loss
The following tables present changes, net of tax, in each component of accumulated other comprehensive loss.

	Three months ended September 30,
	Investment securities
($ in millions)	Available- for-sale securities (a)	Held-to-maturity securities	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Accumulated other comprehensive loss
Balance at July 1, 2024	$(3,353)	$(650)	$20	$(26)	$(4,009)
Net change	588	18	1	9	616
Balance at September 30, 2024	$(2,765)	$(632)	$21	$(17)	$(3,393)
Balance at July 1, 2025	$(2,647)	$(584)	$22	$(10)	$(3,219)
Net change	253	17	—	5	275
Balance at September 30, 2025	$(2,394)	$(567)	$22	$(5)	$(2,944)
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio. Refer to Note 7 for additional information.
(b)For additional information on derivative instruments and hedging activities, refer to Note 19.

	Nine months ended September 30,
	Investment securities
($ in millions)	Available- for-sale securities (a)	Held-to-maturity securities	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Accumulated other comprehensive loss
Balance at January 1, 2024	$(3,146)	$(682)	$21	$(9)	$(3,816)
Net change	381	50	—	(8)	423
Balance at September 30, 2024	$(2,765)	$(632)	$21	$(17)	$(3,393)
Balance at January 1, 2025	$(3,307)	$(616)	$20	$(21)	$(3,924)
Net change	913	49	2	16	980
Balance at September 30, 2025	$(2,394)	$(567)	$22	$(5)	$(2,944)
(a)Represents the after-tax difference between the fair value and amortized cost of our available-for-sale securities portfolio. Refer to Note 7 for additional information.
(b)For additional information on derivative instruments and hedging activities, refer to Note 19.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Three months ended September 30, 2025 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized gains arising during the period	$334		$(80)		$254
Less: Net realized gains reclassified to income from continuing operations	1	(a)	—	(b)	1
Net change	333		(80)		253
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(22)	(c)	5	(b)	(17)
Translation adjustments
Net unrealized losses arising during the period	(5)		1		(4)
Net investment hedges (d)
Net unrealized gains arising during the period	5		(1)		4
Cash flow hedges (d)
Net unrealized losses arising during the period	(1)		—		(1)
Less: Net realized losses reclassified to income from continuing operations	(8)	(e)	2	(b)	(6)
Net change	7		(2)		5
Other comprehensive income	$362		$(87)		$275
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
(f)Includes losses reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2025 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized gains arising during the period	$706		$(168)		$538
Less: Net realized losses reclassified to income from continuing operations	(492)	(a)	117	(b)	(375)
Net change	1,198		(285)		913
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(64)	(c)	15	(b)	(49)
Translation adjustments
Net unrealized gains arising during the period	7		(2)		5
Net investment hedges (d)
Net unrealized losses arising during the period	(4)		1		(3)
Cash flow hedges (d)
Net unrealized losses arising during the period	(2)		—		(2)
Less: Net realized losses reclassified to income from continuing operations	(23)	(e)	5	(b)	(18)
Net change	21		(5)		16
Other comprehensive income	$1,286		$(306)		$980
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
17.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands) (a)	2025	2024	2025	2024
Net income from continuing operations	$398	$198	$525	$560
Preferred stock dividends — Series B	(16)	(16)	(48)	(48)
Preferred stock dividends — Series C	(11)	(11)	(35)	(35)
Net income from continuing operations attributable to common shareholders	$371	$171	$442	$477
Net income attributable to common shareholders	$371	$171	$442	$477
Basic weighted-average common shares outstanding (b)	310,342	307,312	309,753	306,699
Diluted weighted-average common shares outstanding (b)	313,823	311,044	312,633	309,786
Basic earnings per common share
Net income from continuing operations	$1.19	$0.55	$1.43	$1.56
Net income	$1.19	$0.55	$1.43	$1.56
Diluted earnings per common share
Net income from continuing operations	$1.18	$0.55	$1.41	$1.54
Net income	$1.18	$0.55	$1.41	$1.54
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and stock repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm, like Ally, is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of September 30, 2025, the stress capital buffer requirement for Ally was 2.6%. Refer to the discussion below regarding a rule proposed by the FRB that would make certain changes to the methodology for determining the stress capital buffer requirement.
Ally and Ally Bank are currently subject to the U.S. Basel III standardized approach for credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not currently subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. Since Ally and Ally Bank are currently not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income and loss from regulatory capital. As of September 30, 2025, and December 31, 2024, Ally had $3.0 billion and $3.9 billion, respectively, of accumulated other comprehensive loss, net of applicable income taxes, that was excluded from Common Equity Tier 1 capital. Refer to the discussion below about rules proposed by the U.S. banking agencies in 2023 that would require us to recognize all components of accumulated other comprehensive income and loss in regulatory capital, except gains and losses on cash-flow hedges where the hedged items are not recognized on our balance sheet at fair value. Refer also to Note 16 for additional details about our accumulated other comprehensive loss.
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
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both September 30, 2025, and December 31, 2024, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
Under FDICIA and the PCA framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Our brokered deposits totaled $5.0 billion at September 30, 2025, which represented 3.4% of total deposit liabilities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes our capital ratios under U.S. Basel III.

	September 30, 2025		December 31, 2024		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,184	10.07%	$15,058	9.82%	4.50%	(b)
Ally Bank	17,773	12.62	17,229	11.94	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,440	11.57%	$17,324	11.30%	6.00%	6.00%
Ally Bank	17,773	12.62	17,229	11.94	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$20,259	13.44%	$20,182	13.16%	8.00%	10.00%
Ally Bank	19,555	13.88	19,052	13.21	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$17,440	9.18%	$17,324	8.92%	4.00%	(b)
Ally Bank	17,773	9.95	17,229	9.40	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally was required to maintain a minimum capital conservation buffer of 2.6% at both September 30, 2025, and December 31, 2024, and Ally Bank was required to maintain a minimum capital conservation buffer of 2.5% at both September 30, 2025, and December 31, 2024.
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
We received an updated preliminary stress capital buffer requirement based on our 2023 capital plan submission from the FRB in June 2023 that remained unchanged at 2.5%. The 2.5% stress capital buffer requirement was finalized in July 2023 and became effective in October 2023. We submitted our 2024 capital plan to the FRB in April 2024, and received an updated preliminary stress capital buffer requirement from the FRB in June 2024 of 2.6%. The updated 2.6% stress capital buffer requirement was finalized in August 2024, and became effective in October 2024. We submitted our 2025 capital plan to the FRB in April 2025, and received in June 2025 an updated preliminary stress capital buffer requirement that remained unchanged at 2.6%. The 2.6% stress capital buffer requirement was finalized in August 2025, and became effective in October 2025.
In February 2023 and December 2024, we accessed the unsecured debt capital markets each time issuing $500 million of additional subordinated notes, which qualify as Tier 2 capital for Ally under U.S. Basel III. In June 2024, November 2024, and August 2025, we accessed the debt capital markets and issued $330 million, $440 million, and $550 million, respectively, of credit-linked notes based on reference portfolios of $3.0 billion, $4.0 billion, and $5.0 billion of consumer automotive loans. The proceeds from these credit-linked notes issuances constitute prefunded credit protection for mezzanine tranches of the respective reference portfolio and are recognized as restricted cash and cash equivalents in other assets on our Condensed Consolidated Balance Sheet. These transactions are structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure, which recognizes the credit risk mitigation benefits and generally provides lower risk weights relative to those assigned to consumer automotive loans that are not securitized.

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
The following table presents information related to our common stock and distributions to our common shareholders.

	Common stock repurchased during period (a) (b)		Number of common shares outstanding		Cash dividends declared per common share (c)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2024
First quarter	$29	781	302,459	303,978	$0.30
Second quarter	1	13	303,978	304,656	0.30
Third quarter	1	27	304,656	304,715	0.30
Fourth quarter	7	167	304,715	305,388	0.30
2025
First quarter	$34	877	305,388	307,152	$0.30
Second quarter	1	27	307,152	307,787	0.30
Third quarter	1	25	307,787	307,828	0.30
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)Since the commencement of our initial stock-repurchase program in the third quarter of 2016, we have reduced the number of outstanding shares of our common stock by 36%, from 484 million as of June 30, 2016, to 308 million as of September 30, 2025. Except for repurchases made of shares withheld to cover income taxes owed by participants in our share-based incentive plans, we did not make any common-stock repurchases in 2024 or the first nine months of 2025, and at this time, the Board has not authorized a stock-repurchase program for 2025.
(c)On October 7, 2025, our Board declared a quarterly cash dividend of $0.30 per share on all common stock payable on November 14, 2025, to shareholders of record at the close of business on October 31, 2025.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the nine months ended September 30, 2025, or September 30, 2024.
We placed noncash collateral with counterparties totaling $377 million, supporting our derivative positions at September 30, 2025, compared to $414 million at December 31, 2024. These amounts include noncash collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets. We granted our counterparties the right to sell or pledge the noncash collateral.
We received cash collateral from counterparties totaling $4 million and $11 million at September 30, 2025, and December 31, 2024, respectively. These amounts exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities.

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

	September 30, 2025			December 31, 2024
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$27,257	$—	$—	$33,300
Purchased options	—	—	6,150	2	—	6,150
Foreign exchange contracts
Forwards	4	—	191	8	—	170
Total derivatives designated as accounting hedges	4	—	33,598	10	—	39,620
Derivatives not designated as accounting hedges
Interest rate contracts
Forwards	—	—	—	—	—	109
Written options	—	—	—	1	—	63
Total interest rate risk	—	—	—	1	—	172
Foreign exchange contracts
Forwards	—	—	35	1	—	47
Total foreign exchange risk	—	—	35	1	—	47
Credit contracts
Credit-linked note derivatives	—	—	980	—	—	669
Other credit derivatives (a)	—	—	n/a	—	4	n/a
Total credit risk	—	—	980	—	4	669
Total derivatives not designated as accounting hedges	—	—	1,015	2	4	888
Total derivatives	$4	$—	$34,613	$12	$4	$40,508
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $10 million as of December 31, 2024.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
($ in millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Assets
Available-for-sale securities (b)	$15,418	$15,194	$19	$(248)	$(91)	$(132)
Finance receivables and loans, net (c)	31,980	34,493	—	(51)	2	(10)
Liabilities
Long-term debt	$4,411	$5,987	$81	$88	$81	$88
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include the amortized cost basis and unallocated basis adjustments of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At both September 30, 2025, and December 31, 2024, the amortized cost basis and unallocated basis adjustments of the closed portfolios used in these hedging relationships was $13.9 billion, of which $13.6 billion, represents the amortized cost basis and unallocated basis adjustments of closed portfolios designated in an active hedge relationship. At September 30, 2025, and December 31, 2024, the total cumulative basis adjustments associated with these hedging relationships was a $2 million asset and a $209 million liability, respectively, of which the portion related to discontinued hedging relationships was a $91 million liability and a $103 million liability, respectively. At September 30, 2025, and December 31, 2024, the notional amounts of the designated hedged items were $11.5 billion and $12.0 billion, respectively, with cumulative basis adjustments of a $93 million asset and a $106 million liability, respectively, which would be allocated across the entire remaining closed pool upon dedesignation of the hedge relationship. Refer to Note 7 for a reconciliation of the amortized cost basis and fair value of available-for-sale securities.
(c)These amounts include the carrying value of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2025, and December 31, 2024, the carrying value of the closed portfolios used in these hedging relationships was $32.0 billion and $34.5 billion, respectively, of which $24.8 billion and $33.4 billion, respectively, represents the carrying value of closed portfolios designated in an active hedge relationship. At December 31, 2024, the total cumulative basis adjustments associated with these hedging relationships was a $51 million liability. At September 30, 2025, and December 31, 2024, the cumulative basis adjustments associated with discontinued hedging relationships was a $2 million asset and a $10 million liability, respectively. At September 30, 2025, and December 31, 2024, the notional amounts of the designated hedged items were $14.3 billion and $20.1 billion, respectively, with cumulative basis adjustments of a $2 million liability and a $41 million liability, respectively, which would be allocated across the entire remaining closed pool upon dedesignation of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$—	$6	$1	$16
Total interest rate contracts	—	6	1	16
Foreign exchange contracts
Other operating expenses	1	(1)	(1)	1
Total foreign exchange contracts	1	(1)	(1)	1
Credit contracts
Other income, net of losses	—	1	—	1
Total credit contracts	—	1	—	1
Equity contracts
Other income, net of losses	—	1	—	3
Total equity contracts	—	1	—	3
Total gain recognized in earnings	$1	$7	$—	$21

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables summarize the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended September 30, ($ in millions)	2025	2024	2025	2024	2025	2024
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged available-for-sale securities	$—	$—	$10	$327	$—	$—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	(10)	(327)	—	—
Hedged fixed-rate consumer automotive loans	7	190	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(7)	(190)	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—
Loss on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	(8)	(4)	—	—	—	—
Total loss on cash flow hedging relationships	$(8)	$(4)	$—	$—	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$2,674	$2,889	$250	$262	$265	$256

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Nine months ended September 30, ($ in millions)	2025	2024	2025	2024	2025	2024
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged available-for-sale securities	$—	$—	$224	$94	$—	$—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	(224)	(94)	—	—
Hedged fixed-rate consumer automotive loans	48	107	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(48)	(107)	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—
Loss on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	(23)	(7)	—	—	—	—
Total loss on cash flow hedging relationships	$(23)	$(7)	$—	$—	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$8,007	$8,561	$728	$793	$794	$748
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

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended September 30, ($ in millions)	2025	2024	2025	2024	2025	2024
Gain on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$2	$2
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	—	1
Amortization of deferred basis adjustments of available-for-sale securities	—	—	4	6	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	17	50	—	—
Amortization of deferred loan basis adjustments	(1)	3	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	17	59	—	—	—	—
Total gain on fair value hedging relationships	$16	$62	$21	$56	$2	$3

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Nine months ended September 30, ($ in millions)	2025	2024	2025	2024	2025	2024
Gain on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$7	$7
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	—	2
Amortization of deferred basis adjustments of available-for-sale securities	—	—	13	17	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	49	147	—	—
Amortization of deferred loan basis adjustments	3	12	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	51	206	—	—	—	—
Total gain on fair value hedging relationships	$54	$218	$62	$164	$7	$9
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Interest rate contracts
Gain (loss) recognized in other comprehensive income	$7	$12	$21	$(10)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Foreign exchange contracts (a) (b)
Gain (loss) recognized in other comprehensive income	$5	$(1)	$(4)	$5
(a)There were no amounts excluded from effectiveness testing for the three months and nine months ended September 30, 2025, or 2024.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months and nine months ended September 30, 2025, or 2024.
20.    Income Taxes
We recognized total income tax expense from continuing operations of $115 million and $140 million for the three months and nine months ended September 30, 2025, respectively, compared to $67 million and $167 million for the same periods in 2024. The increase in income tax expense for the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to the tax effects of an increase in pretax earnings during the three months ended September 30, 2025. The decrease in income tax expense for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to the tax effects of a decrease in pre-tax earnings during the nine months ended September 30, 2025.
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

	Recurring fair value measurements
September 30, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$810	$—	$—	$810
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,194	—	—	2,194
U.S. States and political subdivisions	—	519	35	554
Foreign government	35	169	—	204
Agency mortgage-backed residential	—	12,822	—	12,822
Mortgage-backed residential	—	200	—	200
Agency mortgage-backed commercial	—	4,782	—	4,782
Asset-backed	—	25	—	25
Corporate debt	—	1,903	—	1,903
Total available-for-sale securities	2,229	20,420	35	22,684
Other assets
Derivative contracts in a receivable position
Foreign currency	—	4	—	4
Total derivative contracts in a receivable position	—	4	—	4
Total assets	$3,039	$20,424	$35	$23,498
(a)Our direct investment in any one industry did not exceed 14%. The concentration calculation excludes our investment in mutual funds and ETFs.
(b)Excludes $55 million of equity securities that are measured at fair value using the net asset value practical expedient and therefore are not classified in the fair value hierarchy.

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

	Equity securities		Available-for-sale securities		Loans held-for-sale (a)
($ in millions)	2025	2024	2025	2024	2025	2024
Assets
Fair value at July 1,	$—	$—	$35	$11	$—	$2
Net realized/unrealized gains
Included in earnings	—	—	—	—	—	—
Included in OCI	—	—	—	—	—	—
Purchases and originations (b)	—	—	—	27	—	16
Sales	—	—	—	—	—	(11)
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Fair value at September 30,	$—	$—	$35	$38	$—	$7
Net unrealized gains still held at September 30,
Included in earnings	$—	$—	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—
(a)Consumer mortgage loans carried at fair value due to fair value option elections.
(b)Includes a $27 million reclassification of a commercial and industrial exposure to an available-for-sale debt security during the three months ended September 30, 2024.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2025	2024
Liabilities
Fair value at July 1,	$4	$3
Net realized/unrealized gains
Included in earnings	—	(5)
Included in OCI	—	—
Purchases and originations	—	—
Sales	—	—
Issuances	—	—
Settlements	(4)	—
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	—	5
Fair value at September 30,	$—	$3
Net unrealized gains still held at September 30,
Included in earnings	$—	$(2)
Included in OCI	—	—
(a)Net realized/unrealized gains are reported as (loss) gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during the three months ended September 30, 2024. These transfers are deemed to have occurred at the end of the reporting period.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Equity securities		Available-for-sale securities		Loans held-for-sale (a)
($ in millions)	2025	2024	2025	2024	2025	2024
Assets
Fair value at January 1,	$—	$1	$35	$9	$5	$—
Net realized/unrealized gains
Included in earnings	—	—	—	—	—	—
Included in OCI	—	—	—	—	—	—
Purchases and originations (b)	—	—	—	29	9	18
Sales	—	—	—	—	(14)	(11)
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	(1)	—	—	—	—
Fair value at September 30,	$—	$—	$35	$38	$—	$7
Net unrealized gains still held at September 30,
Included in earnings	$—	$—	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—
(a)Consumer mortgage loans carried at fair value due to fair value option elections.
(b)Includes a $27 million reclassification of a commercial and industrial exposure to an available-for-sale debt security during the nine months ended September 30, 2024.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2025	2024
Liabilities
Fair value at January 1,	$3	$8
Net realized/unrealized gains
Included in earnings	(1)	(14)
Included in OCI	—	—
Purchases and originations	—	—
Sales	—	—
Issuances	—	—
Settlements	(4)	(5)
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	2	14
Fair value at September 30,	$—	$3
Net unrealized gains still held at September 30,
Included in earnings	$—	$(7)
Included in OCI	—	—
(a)Net realized/unrealized gains are reported as (loss) gain on mortgage and automotive loans, net, and other income, net of losses, in the Condensed Consolidated Statement of Comprehensive Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during both the nine months ended September 30, 2025, and September 30, 2024. These transfers are deemed to have occurred at the end of the reporting period.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at September 30, 2025, and December 31, 2024, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
September 30, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$179	$179	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	2	2	—	n/m	(a)
Other	—	—	25	25	(95)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	27	27	(95)	n/m	(a)
Other assets
Repossessed and foreclosed assets (c)	—	—	7	7	(2)	n/m	(a)
Total assets	$—	$—	$213	$213	$(97)	n/m
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at September 30, 2025, and December 31, 2024.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
September 30, 2025
Financial assets
Held-to-maturity securities	$4,433	$—	$4,493	$—	$4,493
Loans held-for-sale, net	179	—	—	179	179
Finance receivables and loans, net	131,107	—	—	134,472	134,472
FHLB/FRB stock (a)	752	—	752	—	752
Financial liabilities
Deposit liabilities	$40,791	$—	$—	$40,947	$40,947
Short-term borrowings	3,879	—	—	3,880	3,880
Long-term debt	16,749	—	13,134	4,884	18,018
December 31, 2024
Financial assets
Held-to-maturity securities	$4,346	$—	$4,293	$—	$4,293
Loans held-for-sale, net	144	—	—	144	144
Finance receivables and loans, net	132,316	—	—	134,603	134,603
FHLB/FRB stock (a)	698	—	698	—	698
Financial liabilities
Deposit liabilities	$47,242	$—	$—	$47,403	$47,403
Short-term borrowings	1,625	—	—	1,625	1,625
Long-term debt	17,495	—	13,535	4,982	18,517
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At September 30, 2025, these instruments are reported as gross assets and gross liabilities on the Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 19.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
September 30, 2025
Assets
Derivative assets	$4	$—	$4	$—	$(4)	$—
Total assets	$4	$—	$4	$—	$(4)	$—
Liabilities
Securities sold under agreements to repurchase (d)	$529	$—	$529	$—	$(528)	$1
Total liabilities	$529	$—	$529	$—	$(528)	$1
December 31, 2024
Assets
Derivative assets (e)	$12	$—	$12	$—	$(10)	$2
Total assets	$12	$—	$12	$—	$(10)	$2
Liabilities
Derivative liabilities (f)	$4	$—	$4	$—	$—	$4
Total liabilities	$4	$—	$4	$—	$—	$4
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
(e)Includes derivative assets with no offsetting arrangements of $1 million as of December 31, 2024.
(f)Includes derivative liabilities with no offsetting arrangements of $4 million as of December 31, 2024.
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
Corporate Finance operations
Our Corporate Finance operations provide senior secured asset-based and leveraged cash flow loans to mostly U.S.-based middle-market companies, with a focus on businesses owned by private equity sponsors. These loans are typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, turnarounds, and debtor-in-possession financings. We also provide, through our Private Credit Finance business, asset managers and other financing sources with partial funding for their direct-lending activities, which is principally leveraged loans. We have a commercial real estate product primarily focused on lending to skilled nursing facilities, senior housing, memory care facilities, and medical office buildings. Additionally, we have an energy vertical that finances large-scale energy and infrastructure projects.
Corporate and Other
Corporate and Other primarily consists of centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock—as well as other equity investments through Ally Ventures, our strategic investment business, and reclassifications and eliminations between the reportable operating segments. Financial results related to Ally Invest, our digital brokerage and advisory offering, Ally Lending, Ally Credit Card, the management of our consumer mortgage portfolio, and CRA loans and investments are also included within Corporate and Other. We closed the sale of Ally Lending on March 1, 2024. Consumer mortgage originations ceased during the second quarter of 2025, which has and will continue to result in a gradual run-off of our consumer mortgage loan portfolio. Additionally, we closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Financial information for our reportable operating segments is summarized as follows.

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2025
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,666	$49	$238	$434	$3,387
Total interest expense	1,128	16	127	307	1,578
Net depreciation expense on operating lease assets	225	—	—	—	225
Net financing revenue and other interest income	1,313	33	111	127	1,584
Other revenue	96	420	25	43	584
Total net revenue	1,409	453	136	170	2,168
Provision for credit losses	410	—	8	(3)	415
Noninterest expense
Compensation and benefits expense	172	29	19	227	447
Insurance losses and loss adjustment expenses	—	141	—	—	141
Other operating expenses
Technology and communications expenses	31	5	2	70	108
Other (b)	375	199	12	(42)	544
Total other operating expenses	406	204	14	28	652
Total noninterest expense	578	374	33	255	1,240
Income (loss) from continuing operations before income tax expense (benefit)	$421	$79	$95	$(82)	$513
Total assets	$113,726	$9,848	$11,343	$56,794	$191,711
2024
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,637	$43	$248	$646	$3,574
Total interest expense	1,101	13	139	632	1,885
Net depreciation expense on operating lease assets	169	—	—	—	169
Net financing revenue and other interest income	1,367	30	109	14	1,520
Other revenue	85	437	37	56	615
Total net revenue	1,452	467	146	70	2,135
Provision for credit losses	579	—	11	55	645
Noninterest expense
Compensation and benefits expense	165	27	17	226	435
Insurance losses and loss adjustment expenses	—	135	—	—	135
Other operating expenses
Technology and communications expenses	32	5	1	72	110
Other (b)	321	198	12	14	545
Total other operating expenses	353	203	13	86	655
Total noninterest expense	518	365	30	312	1,225
Income (loss) from continuing operations before income tax expense (benefit)	$355	$102	$105	$(297)	$265
Total assets	$113,583	$9,455	$10,398	$59,234	$192,670
(a)Net financing revenue and other interest income after the provision for credit losses totaled $1.2 billion and $875 million for the three months ended September 30, 2025, and 2024, respectively.
(b)Primarily consists of insurance commissions, advertising and marketing, and property and equipment depreciation expenses. Refer to Note 6 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2025
Net financing revenue and other interest income
Total financing revenue and other interest income	$7,840	$138	$692	$1,435	$10,105
Total interest expense	3,286	45	369	1,146	4,846
Net depreciation expense on operating lease assets	681	—	—	—	681
Net financing revenue and other interest income	3,873	93	323	289	4,578
Other revenue	290	1,206	73	(356)	1,213
Total net revenue	4,163	1,299	396	(67)	5,791
Provision for credit losses	1,231	—	20	(261)	990
Noninterest expense
Compensation and benefits expense	521	85	63	713	1,382
Insurance losses and loss adjustment expenses	—	505	—	—	505
Goodwill impairment	—	—	—	305	305
Other operating expenses
Technology and communications expenses	90	14	4	204	312
Other (b)	1,053	586	42	(49)	1,632
Total other operating expenses	1,143	600	46	155	1,944
Total noninterest expense	1,664	1,190	109	1,173	4,136
Income (loss) from continuing operations before income tax expense (benefit)	$1,268	$109	$267	$(979)	$665
Total assets	$113,726	$9,848	$11,343	$56,794	$191,711
2024
Net financing revenue and other interest income
Total financing revenue and other interest income	$7,819	$123	$769	$1,983	$10,694
Total interest expense	3,176	40	428	2,029	5,673
Net depreciation expense on operating lease assets	516	—	—	—	516
Net financing revenue and other interest income	4,127	83	341	(46)	4,505
Other revenue	275	1,159	90	126	1,650
Total net revenue	4,402	1,242	431	80	6,155
Provision for credit losses	1,410	—	13	186	1,609
Noninterest expense
Compensation and benefits expense	503	81	61	751	1,396
Insurance losses and loss adjustment expenses	—	428	—	—	428
Other operating expenses
Technology and communications expenses	95	14	4	206	319
Other (b)	975	587	39	75	1,676
Total other operating expenses	1,070	601	43	281	1,995
Total noninterest expense	1,573	1,110	104	1,032	3,819
Income (loss) from continuing operations before income tax expense (benefit)	$1,419	$132	$314	$(1,138)	$727
Total assets	$113,583	$9,455	$10,398	$59,234	$192,670
(a)Net financing revenue and other interest income after the provision for credit losses totaled $3.6 billion and $2.9 billion for the nine months ended September 30, 2025, and 2024, respectively.
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
25.    Subsequent Events
Declaration of Common Dividend
On October 7, 2025, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend is payable on November 14, 2025, to shareholders of record at the close of business on October 31, 2025.

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
Primary Business Lines
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, and Corporate Finance are our primary business lines. The remaining activity is reported in Corporate and Other, which primarily consists of centralized treasury activities as well as Ally Invest, our digital brokerage and personal advice offering, Ally Lending, Ally Credit Card, the management of our consumer mortgage portfolio, CRA loans and investments, and certain strategic investments through Ally Ventures. We closed the sale of Ally Lending on March 1, 2024. Consumer mortgage originations ceased during the second quarter of 2025, which has and will continue to result in a gradual run-off of our consumer mortgage loan portfolio. Additionally, we closed the sale of Ally Credit Card on April 1, 2025. For further information, refer to Note 2 to the Condensed Consolidated Financial Statements. The following table summarizes the operating results excluding discontinued operations of each business line. Operating results for each of the business lines are more fully described in the MD&A sections that follow.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2025	2024	Favorable/(unfavorable) % change	2025	2024	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,409	$1,452	(3)	$4,163	$4,402	(5)
Insurance	453	467	(3)	1,299	1,242	5
Corporate Finance	136	146	(7)	396	431	(8)
Corporate and Other	170	70	143	(67)	80	(184)
Total	$2,168	$2,135	2	$5,791	$6,155	(6)
Income (loss) from continuing operations before income tax expense (benefit)
Dealer Financial Services
Automotive Finance	$421	$355	19	$1,268	$1,419	(11)
Insurance	79	102	(23)	109	132	(17)
Corporate Finance	95	105	(10)	267	314	(15)
Corporate and Other	(82)	(297)	72	(979)	(1,138)	14
Total	$513	$265	94	$665	$727	(9)
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers and automotive retailers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, supplying warehouse lines to automotive retailers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our success as an automotive finance provider is driven by the consistent and broad range of products and services we offer to dealers and automotive retailers. The automotive marketplace is dynamic and evolving, including substantial investments in electrification by automotive manufacturers and suppliers. We continue to identify and cultivate relationships with automotive retailers, including those with leading e-commerce platforms. We also operate an online direct-lending platform for consumers seeking direct financing. We believe these products will enable us to respond to the growing trends for a more streamlined and digital automotive financing process to serve both dealers and consumers. Additionally, we provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. Beyond offering a full suite of solutions for our dealership customers, we also offer application pass-through programs for credit applications that do not meet our underwriting criteria, allowing dealers to provide expanded access to credit for consumers and improve sales at their dealership. Through our pass-through programs, we are able to monetize our declined applications by generating a combination of acquisition fee and servicing revenue for loans that are

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
originated, sold to, and serviced on behalf of a third-party lender, or one-time acquisition fees for loans funded and serviced by a third party. Furthermore, our strong and expansive dealer relationships, comprehensive suite of products and services, full-spectrum financing, and depth of experience position us to evolve with future shifts in automobile technologies, including electrification. We have provided and continue to provide automobile financing for battery-electric and plug-in hybrid vehicles, including brands such as Tesla, Jeep, Alfa Romeo, and Chevrolet. This positions us to remain a leader in automotive financing as we believe the majority of these vehicles will be sold through dealerships and automotive retailers with whom we have an established relationship. Additionally, we continue to partner and build relationships with automotive manufacturers who use a direct-to-consumer model. During the nine months ended September 30, 2025, $1.5 billion of our consumer automotive retail loan originations and purchases, and $2.0 billion of our operating lease originations and purchases, were for battery-electric and plug-in hybrid vehicles. As of September 30, 2025, $3.0 billion of our consumer automotive finance receivables and loans had battery-electric or plug-in hybrid vehicles as the underlying collateral, and $4.4 billion of our investment in operating leases, net of accumulated depreciation, were battery-electric or plug-in hybrid vehicles.
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
We are a market-leading provider of dealer insurance products, offering a variety of commercial products and levels of coverage. Vehicle inventory insurance for dealers provides physical damage protection for dealers’ floorplan vehicles that may be financed by Ally, another lender, or may be owned by the dealer. Dealers who receive wholesale financing from us are eligible for insurance incentives such as automatic eligibility for our preferred insurance programs. We continue to grow our market position leveraging our scale and significant experience in this space. We also offer property, liability, and other ancillary coverages to dealers, and during the third quarter of 2025, we became the underwriting carrier on the majority of these product offerings.
Our dealer F&I products are primarily distributed indirectly through the automotive dealer network which includes dealer relationships of approximately 1,500 in the U.S. where we serve 2.4 million consumers. As part of our focus on offering dealers a broad range of consumer F&I products, we offer VSCs, VMCs, and GAP products. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models offering owners and lessees mechanical repair protection and roadside assistance beyond the manufacturer’s new vehicle warranty. Our GAP products cover certain amounts owed by a customer beyond their covered vehicle’s value in the event the vehicle is damaged or stolen and declared a total loss. We offer F&I products in Canada, where we serve over 500,000 consumers and are the preferred VSC and other protection plan provider for GM Canada. Our contract to serve as the preferred VSC and protection plan provider for GM Canada extends into the third quarter of 2027.
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
Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles, make us a premier automotive finance and insurance company ready to support and strengthen over 21,000 active dealer relationships as of September 30, 2025. A dealer is considered to have an active relationship with us if we provided automotive financing, remarketing, or insurance services during the three months ended September 30, 2025.
•Our Corporate Finance operations primarily offer senior-secured loans to private equity sponsor-owned U.S.-based middle-market companies and to well-established asset managers that mostly provide leveraged loans. The portfolio is composed of floating-rate asset-based and leveraged cash flow/enterprise value loans. Our Corporate Finance operations had $11.3 billion of assets at September 30, 2025, and generated $396 million of total net revenue during the nine months ended September 30, 2025, and continues to offer attractive returns and diversification benefits to our broader lending portfolio. Our Sponsor Finance business focuses on companies owned by private-equity sponsors with loans typically used for leveraged buyouts, refinancing and

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
recapitalizations, mergers and acquisitions, growth, co-lending arrangements, turnarounds, and debtor-in-possession financings. Additionally, our Private Credit Finance business provides asset managers and other financing sources with facilities to partially fund their direct-lending activities. We have a commercial real estate product primarily focused on lending to skilled nursing facilities, senior housing, memory care facilities, and medical office buildings. Additionally, we have an energy vertical that finances large-scale energy and infrastructure projects.
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
Corporate and Other includes the financial results of our mortgage operations, which consist of our held-for-sale and held-for-investment consumer mortgage loan portfolios. Consumer mortgage originations ceased during the second quarter of 2025, which has and will continue to result in a gradual run-off of our consumer mortgage loan portfolio.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Macroeconomic Environment
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends, such as unemployment rate and sales of new light motor vehicles, given the nature of our business and the potential impacts on our exposure to risks. As of August 31, 2025, the unemployment rate increased to 4.3%. Sales of new light motor vehicles rose to an average annual rate of 16.4 million during July and August of 2025. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million in 2019, which has limited incoming used vehicle supply and supported used vehicle values.
Our baseline forecast utilized in calculating the quantitative allowance for loan losses as of September 30, 2025, anticipated the unemployment rate peaking at approximately 4.6% in the second quarter of 2026, before reverting to the historical mean of approximately 5.8% by the third quarter of 2028. Additionally, our baseline forecast anticipated deceleration of GDP growth as measured on a quarter-over-quarter seasonally adjusted annualized rate basis through the fourth quarter of 2025, followed by increases in GDP growth through the second quarter of 2026, before reverting to the historical mean of approximately 2.1% by the second quarter of 2028, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis from more than 15 million units in the third quarter of 2025, to approximately 16 million units by the first quarter of 2027, before reverting to the historical mean of 15 million units by the third quarter of 2028. We also maintain a qualitative allowance framework to account for ongoing risks and volatility in the macroeconomic environment, including the impacts from tariffs, inflation, consumer financial health, and geopolitical uncertainty, that could adversely impact frequency of loss and LGD. Refer to the Risk Management section of this MD&A for further discussion on our allowance for loan losses.
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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2025	2024	Favorable/(unfavorable) % change	2025	2024	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$3,387	$3,574	(5)	$10,105	$10,694	(6)
Total interest expense	1,578	1,885	16	4,846	5,673	15
Net depreciation expense on operating lease assets	225	169	(33)	681	516	(32)
Net financing revenue and other interest income	1,584	1,520	4	4,578	4,505	2
Other revenue
Insurance premiums and service revenue earned	361	359	1	1,084	1,045	4
(Loss) gain on mortgage and automotive loans, net	(3)	6	(150)	(6)	18	(133)
Other gain (loss) on investments, net	56	74	(24)	(382)	96	n/m
Other income, net of losses	170	176	(3)	517	491	5
Total other revenue	584	615	(5)	1,213	1,650	(26)
Total net revenue	2,168	2,135	2	5,791	6,155	(6)
Provision for credit losses	415	645	36	990	1,609	38
Noninterest expense
Compensation and benefits expense	447	435	(3)	1,382	1,396	1
Insurance losses and loss adjustment expenses	141	135	(4)	505	428	(18)
Goodwill impairment	—	—	n/m	305	—	n/m
Other operating expenses	652	655	—	1,944	1,995	3
Total noninterest expense	1,240	1,225	(1)	4,136	3,819	(8)
Income from continuing operations before income tax expense	513	265	94	665	727	(9)
Income tax expense from continuing operations	115	67	(72)	140	167	16
Net income from continuing operations	$398	$198	101	$525	$560	(6)
Financial ratios:
Return on average assets (a)	0.84%	0.41%	n/m	0.37%	0.39%	n/m
Return on average equity (a)	10.56%	5.46%	n/m	4.84%	5.37%	n/m
Equity to assets (a)	7.98%	7.52%	n/m	7.72%	7.22%	n/m
Common dividend payout ratio (b)	25.21%	54.55%	n/m	62.94%	57.69%	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
We earned net income from continuing operations of $398 million and $525 million for the three months and nine months ended September 30, 2025, respectively, compared to $198 million and $560 million for the three months and nine months ended September 30, 2024. The increase in income for the three months ended September 30, 2025, was primarily driven by lower provision for credit losses and higher net financing revenue and other interest income, partially offset by an increase in tax expense from continuing operations. The decrease in income for the nine months ended September 30, 2025, was primarily driven by other loss on investments, net, and higher total noninterest expense, partially offset by lower provision for credit losses and higher net financing revenue and other interest income.
Net financing revenue and other interest income increased $64 million and $73 million for the three months and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increases for the three months and nine months ended September 30, 2025, were primarily driven by lower total interest expense in response to lower benchmark interest rates, which decreased our cost of funds associated with our deposit liabilities. The increases were partially offset by the sale of Ally Credit Card, which closed on April 1, 2025, and unfavorable remarketing performance on our off-lease vehicles resulting from lower auction prices on the sale of specific vehicle models and lower termination volume.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance premiums and service revenue earned was $361 million and $1.1 billion for the three months and nine months ended September 30, 2025, respectively, compared to $359 million and $1.0 billion for the three months and nine months ended September 30, 2024. The increases for the three months and nine months ended September 30, 2025, were primarily driven by growth in our vehicle inventory insurance business as we continue to grow new relationships.
Other gain (loss) on investments, net, was a gain of $56 million and a loss of $382 million for the three months and nine months ended September 30, 2025, respectively, compared to gains of $74 million and $96 million for the three months and nine months ended September 30, 2024. The decrease for the three months ended September 30, 2025, was primarily due to lower gains from equity securities as compared to the same period in 2024. The decrease for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily attributable to our balance sheet repositioning of a portion of our available-for-sales securities during the nine months ended September 30, 2025. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
Other income, net of losses, decreased $6 million for the three months ended September 30, 2025, and increased $26 million for the nine months ended September 30, 2025, compared to the same periods in 2024. The decrease for the three months ended September 30, 2025, was primarily due to lower late charges and other administrative fees from the sale of Ally Credit Card, partially offset by favorable performance from equity-method investments. The increase for the nine months ended September 30, 2025, was primarily driven by favorable performance from equity-method investments, partially offset by lower late charges and other administrative fees.
The provision for credit losses decreased $230 million and $619 million for the three months and nine months ended September 30, 2025, respectively, compared to the three months and nine months ended September 30, 2024. The decrease in provision for credit losses for the three months ended September 30, 2025, was primarily driven by lower net charge-offs within our consumer other portfolio due to the sale of Ally Credit Card and lower net charge-offs within our consumer automotive portfolio. The decrease in provision for credit losses for the nine months ended September 30, 2025, was primarily driven by a provision benefit associated with the sale of Ally Credit Card and lower net charge-offs within our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $15 million and $317 million for the three months and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increase for the three months ended September 30, 2025, was primarily due to higher compensation and benefits, and higher insurance losses and loss adjustment expenses from insurance portfolio growth. The increase for the nine months ended September 30, 2025, was primarily driven by the impairment of goodwill associated with the sale of Ally Credit Card, in addition to higher insurance losses and loss adjustment expenses from our vehicle inventory insurance business. The increase was partially offset by lower operating expenses and lower compensation and benefits.
We recognized total income tax expense from continuing operations of $115 million and $140 million for the three months and nine months ended September 30, 2025, respectively, compared to $67 million and $167 million for the three months and nine months ended September 30, 2024. The increase in income tax expense for the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to the tax effects of an increase in pretax earnings during the three months ended September 30, 2025. The decrease in income tax expense for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to the tax effects of a decrease in pre-tax earnings during the nine months ended September 30, 2025.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2025	2024	Favorable/(unfavorable) % change	2025	2024	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,961	$1,889	4	$5,757	$5,534	4
Commercial	338	432	(22)	1,008	1,278	(21)
Loans held-for-sale	2	—	n/m	7	2	n/m
Operating leases	365	316	16	1,068	1,005	6
Total financing revenue and other interest income	2,666	2,637	1	7,840	7,819	—
Interest expense	1,128	1,101	(2)	3,286	3,176	(3)
Net depreciation expense on operating lease assets (a)	225	169	(33)	681	516	(32)
Net financing revenue and other interest income	1,313	1,367	(4)	3,873	4,127	(6)
Other revenue
(Loss) gain on automotive loans, net	(3)	—	n/m	(5)	1	n/m
Other income, net of losses	99	85	16	295	274	8
Total other revenue	96	85	13	290	275	5
Total net revenue	1,409	1,452	(3)	4,163	4,402	(5)
Provision for credit losses	410	579	29	1,231	1,410	13
Noninterest expense
Compensation and benefits expense	172	165	(4)	521	503	(4)
Other operating expenses	406	353	(15)	1,143	1,070	(7)
Total noninterest expense	578	518	(12)	1,664	1,573	(6)
Income from continuing operations before income tax expense	$421	$355	19	$1,268	$1,419	(11)
Total assets	$113,726	$113,583	—	$113,726	$113,583	—
n/m = not meaningful
(a)Includes net remarketing gains of $1 million and net remarketing losses of $18 million for the three months and nine months ended September 30, 2025, respectively, compared to net remarketing gains of $24 million and $129 million for the three months and nine months ended September 30, 2024.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $421 million and $1.3 billion for the three months and nine months ended September 30, 2025, respectively, compared to $355 million and $1.4 billion for the three months and nine months ended September 30, 2024. For the three months ended September 30, 2025, the increase was primarily due to lower provision for credit losses, partially offset by higher total noninterest expense and higher net depreciation expense on operating lease assets. For the nine months ended September 30, 2025, the decrease was primarily due to higher net depreciation expense on operating lease assets and higher total noninterest expense, partially offset by lower provision for credit losses.
Consumer automotive loan financing revenue and other interest income increased $72 million and $223 million for the three months and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increases were primarily driven by higher average consumer assets resulting from origination growth and higher portfolio yields as higher yielding originations replace maturity of lower yielding assets resulting from pricing actions.
Commercial loan financing revenue and other interest income decreased $94 million and $270 million for the three months and nine months ended September 30, 2025, respectively, compared to the three months and nine months ended September 30, 2024. The decreases

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
were primarily due to lower average outstanding wholesale floorplan balances within the Stellantis dealer channel and lower yield driven by lower benchmark interest rates, as our commercial automotive loans are generally variable-rate.
Interest expense increased $27 million and $110 million for the three months and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increases for the three months and nine months ended September 30, 2025, were primarily driven by higher funding costs as a result of a gradual shift in the composition of our consumer portfolios to loans and leases originated during a higher interest rate environment.
Total net operating lease revenue decreased $7 million and $102 million for the three months and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The decreases in net operating lease revenue for the three months and nine months ended September 30, 2025, were driven by lower remarketing performance. We recognized net remarketing gains of $1 million and net remarketing losses of $18 million for the three months and nine months ended September 30, 2025, respectively, compared to net remarketing gains of $24 million and $129 million for the three months and nine months ended September 30, 2024. The decreases in remarketing gains for the three months and nine months ended September 30, 2025, were primarily driven by lower auction prices on the sale of specific vehicle models and lower termination volume. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses decreased $169 million and $179 million for the three months and nine months ended September 30, 2025, respectively, compared to the three months and nine months ended September 30, 2024. The decreases in provision for credit losses for the three months and nine months ended September 30, 2025, were primarily driven by lower net charge-offs within our consumer automotive portfolio. Additionally, for the three months and nine months ended September 30, 2024, our consumer automotive portfolio experienced an increase in reserves, which included additional reserves associated with the estimated impact of Hurricane Helene. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $60 million and $91 million for the three months and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increases for the three months and nine months ended September 30, 2025, were primarily due to increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products.
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$84,590	9.20%	$83,622	8.99%	$84,067	9.16%	$83,815	8.82%
Commercial
Wholesale floorplan (d)	14,771	6.65	17,535	7.76	14,886	6.65	17,458	7.72
Other commercial automotive (e)	6,348	5.66	6,348	5.65	6,327	5.65	6,369	5.64
Investment in operating leases, net (f)	8,255	6.70	8,038	7.22	8,044	6.43	8,433	7.72
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
(c)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 9.27% and 9.24% for the three months and nine months ended September 30, 2025, respectively, and 9.29% and 9.18% for the three months and nine months ended September 30, 2024.
(d)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 6.42% and 6.44% for the three months and nine months ended September 30, 2025, respectively, and 7.68% and 7.67% for the three months and nine months ended September 30, 2024.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer fleet financing.
(f)Yield includes net gains on the sale of off-lease vehicles of $1 million and net losses of $18 million for the three months and nine months ended September 30, 2025, respectively, and net gains of $24 million and $129 million for the three months and nine months ended September 30, 2024. Excluding these gains and losses on sale, the yield was 6.64% and 6.72% for the three months and nine months ended September 30, 2025, respectively, compared to 6.03% and 5.68% for the three months and nine months ended September 30, 2024.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
During the three months and nine months ended September 30, 2025, our portfolio yield for consumer automotive loans, excluding the impact of hedging activities, increased 21 and 34 basis points, respectively, as compared to the same periods in 2024. The increases for the three months and nine months ended September 30, 2025, were primarily driven by a shift in portfolio mix as higher yielding originations replace the maturity of lower yielding assets resulting from pricing actions. Our portfolio yield for consumer automotive loans, including the effects of derivative financial instruments designated as hedges, were 7 and 8 basis points higher than our portfolio yield for consumer automotive loans excluding the effects of derivative financial instruments designated as hedges for the three months and nine months ended September 30, 2025, respectively. This is attributable to the execution of hedging strategies that are used to mitigate interest rate risks. The effects of derivative financial instruments designated as hedges are included within Corporate and Other. Refer to Note 19 to the Condensed Consolidated Financial Statements for further discussion.
During the three months and nine months ended September 30, 2025, our portfolio yield for commercial wholesale floorplan loans, excluding the impact of hedging activities, decreased 111 and 107 basis points, respectively, compared to the same periods in 2024. The decreases were primarily due to lower benchmark interest rates, as our commercial automotive loans are generally variable-rate.
Our portfolio yield for investment in operating leases, net, including gains and losses on the sale of off-lease vehicles, decreased 52 and 129 basis points to 6.70% and 6.43% for the three months and nine months ended September 30, 2025, respectively, as compared to 7.22% and 7.72% for the three months and nine months ended September 30, 2024. The decreases were due to lower remarketing gains, which decreased $23 million and $147 million for the three months and nine months ended September 30, 2025, compared to the same periods in 2024. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
The following table presents retail loan originations and purchases by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended September 30, 2025
S	$2.6	37	759	$1.7	55	769
A	2.9	42	687	1.1	35	687
B	1.0	15	641	0.3	10	650
C	0.3	4	604	—	—	615
D	0.1	1	573	—	—	579
E	0.1	1	552	—	—	554
Total retail loan originations	$7.0	100	702	$3.1	100	725
Three months ended September 30, 2024
S	$2.4	41	761	$1.3	52	759
A	2.5	42	689	1.0	40	687
B	0.7	12	643	0.2	8	651
C	0.2	3	605	—	—	616
D	0.1	2	573	—	—	566
Total retail loan originations	$5.9	100	707	$2.5	100	716
Nine months ended September 30, 2025
S	$7.5	37	762	$5.0	55	771
A	8.5	42	689	3.3	36	687
B	2.9	15	644	0.7	8	650
C	0.8	4	607	0.1	1	611
D	0.3	1	573	—	—	571
E	0.1	1	553	—	—	553
Total retail loan originations	$20.1	100	704	$9.1	100	726
Nine months ended September 30, 2024
S	$7.4	40	759	$3.8	49	757
A	8.0	43	689	3.2	42	687
B	2.4	13	643	0.7	9	652
C	0.6	3	603	—	—	617
D	0.2	1	567	—	—	567
Total retail loan originations	$18.6	100	706	$7.7	100	714
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; payment-to-income ratio; and debt-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total retail loan originations and purchases, in dollars, by the loan term in months.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
0–71	17%	15%	17%	15%
72–75	60	61	60	62
76 +	23	24	23	23
Total retail loan originations	100%	100%	100%	100%
Retail loan originations with a term of 76 months or more represented 23% of total retail loan originations for both the three months and nine months ended September 30, 2025, compared to 24% and 23% for the three months and nine months ended September 30, 2024, respectively. Substantially all the loans originated with a term of 76 months or more during both the three months and nine months ended September 30, 2025, and 2024, were considered to be prime and in credit tiers S, A, or B. Our underwriting processes are designed to consider various deal structure variables—such as payment-to-income, LTV, debt-to-income, and FICO® score—that compensate for longer loan terms and mitigate underwriting risk.
During the three months ended September 30, 2025, approximately 84% of our used retail loan originations were for vehicles with a model year of 2019 or newer. According to the Bureau of Transportation Statistics, the average age of light vehicles in operation in the United States during 2024 was approximately 13 years. Substantially all used retail loan originations with a term of 76 months or more during the three months ended September 30, 2025, were for vehicles with a model year of 2019 or newer.
The following table presents the percentage of total outstanding retail loans by origination year.

September 30,	2025	2024
Pre-2021	3%	8%
2021	7	13
2022	13	22
2023	18	28
2024	27	29
2025	32	—
Total retail	100%	100%
The following tables present the total retail loan and operating lease origination and purchase dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2025	2024	2025	2024
Used retail	$7,038	$5,887	60	63
New retail	3,130	2,546	27	27
Lease	1,527	957	13	10
Total consumer automotive financing originations (a)	$11,695	$9,390	100	100
(a)Includes CSG originations of $1.0 billion and $856 million for the three months ended September 30, 2025, and 2024, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2025	2024	2025	2024
Used retail	$20,143	$18,562	61	64
New retail	9,170	7,744	28	27
Lease	3,533	2,617	11	9
Total consumer automotive financing originations (a)	$32,846	$28,923	100	100
(a)Includes CSG originations of $2.8 billion and $2.9 billion for the nine months ended September 30, 2025, and 2024, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2025	2024	2025	2024
GM dealers	$2,718	$1,997	23	21
Stellantis dealers	1,472	1,521	13	16
Other dealers and automotive retailers
OEM-franchised dealers (a)	4,734	3,698	40	40
Non-OEM-franchised dealers and automotive retailers	2,771	2,174	24	23
Total other dealers and automotive retailers	7,505	5,872	64	63
Total consumer automotive financing originations	$11,695	$9,390	100	100
(a)Includes automotive manufacturers with a direct-to-consumer model.

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2025	2024	2025	2024
GM dealers	$7,461	$6,482	23	22
Stellantis dealers	4,222	4,770	13	17
Other dealers and automotive retailers
OEM-franchised dealers (a)	13,424	11,094	41	38
Non-OEM-franchised dealers and automotive retailers	7,739	6,577	23	23
Total other dealers and automotive retailers	21,163	17,671	64	61
Total consumer automotive financing originations	$32,846	$28,923	100	100
(a)Includes automotive manufacturers with a direct-to-consumer model.
Total consumer automotive loan and operating lease originations increased $2.3 billion and $3.9 billion for the three months and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The increases were primarily driven by higher industry new and used vehicle sales, increased demand for electric vehicle leasing, and strong dealer engagement.
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

	Used retail		New retail		Lease
Three months ended September 30,	2025	2024	2025	2024	2025	2024
760 +	24%	25%	30%	25%	48%	54%
720–759	14	15	13	13	18	17
660–719	28	29	25	28	22	20
620–659	18	17	16	17	8	6
540–619	10	9	4	4	3	2
< 540	2	2	—	—	—	—
Unscored (a)	4	3	12	13	1	1
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.

	Used retail		New retail		Lease
Nine months ended September 30,	2025	2024	2025	2024	2025	2024
760 +	24%	25%	31%	23%	50%	53%
720–759	14	15	13	13	18	16
660–719	28	29	25	28	21	20
620–659	18	17	15	17	7	7
540–619	10	8	4	4	3	2
< 540	2	2	—	—	—	—
Unscored (a)	4	4	12	15	1	2
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 9% of total consumer loan and operating lease originations for both the three months and nine months ended September 30, 2025, respectively, compared to 8% for both the three months and nine months ended September 30, 2024. Consumer loans and operating leases with FICO® Scores of less than 540 represented 1% of total originations for both the three months and nine months ended September 30, 2025, and 1% for both the same periods in 2024. Nonprime applications are subject to more stringent underwriting criteria (for example, maximum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was $8.3 billion and $8.2 billion at September 30, 2025, and December 31, 2024, respectively, or approximately 9.8% and 9.7% of our total consumer automotive loans at September 30, 2025, and December 31, 2024. For discussion of our credit-risk-management practices and performance, refer to the section below titled Risk Management.
During the fourth quarter of 2025, we amended our relationship with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we increased our committed facility by $2.0 billion to a maximum of $6.0 billion to support our continued efforts to optimize risk-adjusted returns. This commitment is effective for 364 days. As part of the agreement, we continue to purchase finance receivables on a periodic basis within prescribed eligibility requirements and risk appetite, consistent with purchase practices in prior years. All the finance receivables purchased through this channel are used vehicles, and are included in non-OEM-franchised dealers and automotive retailers in our consumer origination metrics. While different vintages and credit tiers exhibit varying performance, collectively to date, finance receivables purchased from Carvana have generally exhibited consistent delinquency and loss performance compared to loans with similar credit characteristics acquired through our indirect dealer channel. Consumer finance receivables and loans sourced from Carvana represented 9.6% and 8.6% of our total consumer automotive finance receivables and loans as of September 30, 2025, and December 31, 2024, respectively. Loan purchases from Carvana were 11% and 10% of our total consumer automotive financing originations during the three months and nine months ended September 30, 2025, respectively, as compared to 8% and 7% for the same periods in 2024.
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

	Average balance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Stellantis new vehicles	29%	38%	29%	41%
GM new vehicles	27	26	28	24
Other new vehicles	23	20	23	19
Used vehicles	21	16	20	16
Total	100%	100%	100%	100%
Total commercial wholesale finance receivables	$14,771	$17,535	$14,886	$17,458
Average commercial wholesale financing receivables outstanding decreased $2.8 billion and $2.6 billion during the three months and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The decreases for the three months and nine months ended September 30, 2025, as compared to the same periods in 2024, were primarily due to a decrease within the Stellantis dealer channel.
Carvana's commercial line of credit totals $1.5 billion, with a scheduled maturity in the second quarter of 2027. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. This includes the line of credit being fully collateralized to mitigate counterparty credit risk in the event of a default. At September 30, 2025, Carvana’s gross wholesale floorplan assets outstanding balance was $73 million.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balances of other commercial automotive loans remained unchanged for the three months ended September 30, 2025, and decreased $42 million for the nine months ended September 30, 2025, compared to the same periods in 2024, resulting in an average balance of $6.3 billion for both the three months and nine months ended September 30, 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2025	2024	Favorable/(unfavorable) % change	2025	2024	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$361	$359	1	$1,084	$1,045	4
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	33	30	10	93	83	12
Other gain on investments, net (b)	56	75	(25)	111	104	7
Other income, net of losses	3	3	—	11	10	10
Total insurance premiums and other income	453	467	(3)	1,299	1,242	5
Expense
Insurance losses and loss adjustment expenses	141	135	(4)	505	428	(18)
Acquisition and underwriting expense
Compensation and benefits expense	29	27	(7)	85	81	(5)
Insurance commissions expense	158	164	4	474	486	2
Other expenses	46	39	(18)	126	115	(10)
Total acquisition and underwriting expense	233	230	(1)	685	682	—
Total expense	374	365	(2)	1,190	1,110	(7)
Income from continuing operations before income tax expense	$79	$102	(23)	$109	$132	(17)
Total assets	$9,848	$9,455	4	$9,848	$9,455	4
Insurance premiums and service revenue written	$385	$384	—	$1,119	$1,082	3
Combined ratio (c)	102.6%	100.6%		108.7%	105.3%
(a)Includes interest expense of $16 million and $45 million for the three months and nine months ended September 30, 2025, respectively, and $13 million and $40 million for the three months and nine months ended September 30, 2024.
(b)Includes net unrealized gains on equity securities of $27 million and $43 million for the three months and nine months ended September 30, 2025, respectively, and net unrealized gains of $56 million and $46 million for the three months and nine months ended September 30, 2024.
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
Our Insurance operations earned income from continuing operations before income tax expense of $79 million and $109 million for the three months and nine months ended September 30, 2025, respectively, compared to income of $102 million and $132 million for the three months and nine months ended September 30, 2024. The decrease for the three months ended September 30, 2025, was primarily driven by a decrease in other gain on investments, as a result of lower unrealized gains on our equity portfolio. The decrease for the nine months ended September 30, 2025, was primarily driven by higher insurance losses and loss adjustment expenses, partially offset by higher insurance premiums and other income from growth in our insurance portfolio and higher investment income.
Insurance premiums and service revenue earned was $361 million and $1.1 billion for the three months and nine months ended September 30, 2025, respectively, compared to $359 million and $1.0 billion for the same periods in 2024. The increases for the three months and nine months ended September 30, 2025, were primarily driven by growth in our vehicle inventory insurance business as we continue to grow new relationships.
Other gain on investments, net was $56 million and $111 million for the three months and nine months ended September 30, 2025, respectively, compared to $75 million and $104 million for the same periods in 2024. This consisted of realized capital gains of $28 million and $68 million during the three months and nine months ended September 30, 2025, compared to $19 million and $58 million for the same periods in 2024. The decrease for the three months ended September 30, 2025, was driven by net unrealized gains on equity securities of $27 million for the three months ended September 30, 2025, compared to $56 million during the same period in 2024, partially offset by higher realized gains. The increase for the nine months ended September 30, 2025, was driven by higher realized gains, partially offset by net unrealized gains on equity securities of $43 million for the nine months ended September 30, 2025, compared to $46 million during the same period in 2024.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance losses and loss adjustment expenses totaled $141 million and $505 million for the three months and nine months ended September 30, 2025, respectively, compared to $135 million and $428 million for the same periods in 2024. The increase for the three months ended September 30, 2025, was primarily due to insurance portfolio growth. The increase for the nine months ended September 30, 2025, was primarily due to higher weather losses driven by growth in our vehicle inventory insurance business. During the three months and nine months ended September 30, 2025, weather-related loss and loss adjustment expenses from our vehicle inventory insurance business were $22 million and $171 million, respectively, compared to $26 million and $121 million during the same periods in 2024. We utilized our excess of loss reinsurance and ceded weather-related losses on our vehicle inventory insurance business during the first three quarters of 2024, and the first quarter of 2025, as losses exceeded the retention limit, helping to partially mitigate the impact of weather losses, primarily due to severe hailstorms. In April 2025, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related losses, under which retention limits vary for each quarter.
Our combined ratio was 102.6% and 108.7% for the three months and nine months ended September 30, 2025, respectively, compared to 100.6% and 105.3% for the same periods in 2024. The increase for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily driven by higher insurance losses and loss adjustment expenses and higher acquisition and underwriting expenses, partially offset by insurance portfolio growth. The increase for the nine months ended September 30, 2025, was primarily driven by higher net weather losses compared to the same period in 2024, partially offset by higher earned premiums from our vehicle inventory insurance business.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Finance and insurance products
Vehicle service contracts	$169	$188	$514	$553
Guaranteed asset protection and other finance and insurance products (a)	91	71	248	202
Total finance and insurance products	260	259	762	755
Property and casualty insurance (b)	108	115	323	287
Other premium and service revenue written (c)	17	10	34	40
Total	$385	$384	$1,119	$1,082
(a)Other financial and insurance products include VMCs, ClearGuard, and other ancillary products.
(b)P&C insurance includes vehicle inventory insurance and dealer ancillary products including property and liability coverage earned on a straight-line basis.
(c)Primarily includes non-automotive assumed reinsurance and revenue associated with performing services as an underwriting carrier.
Insurance premiums and service revenue written was $385 million and $1.1 billion for the three months and nine months ended September 30, 2025, respectively, compared to $384 million and $1.1 billion for the same periods in 2024. The increase for the three months ended September 30, 2025, was primarily due to growth in our GAP and other ancillary F&I products, as well as other diversified non-automotive written premiums, partially offset by lower VSC volume and higher P&C reinsurance costs. The increase for the nine months ended September 30, 2025, was primarily due to higher written premiums from our P&C business primarily driven by growth in vehicle inventory insurance business relationships, increasing our market share, and higher finance and insurance products, partially offset by higher reinsurance costs.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents
Noninterest-bearing cash	$102	$91
Interest-bearing cash	509	527
Total cash and cash equivalents	611	618
Equity securities	864	867
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	590	464
U.S. States and political subdivisions	318	361
Foreign government	204	194
Agency mortgage-backed residential	1,155	853
Mortgage-backed residential	200	206
Corporate debt	1,903	1,754
Total available-for-sale securities (amortized cost of $4,663 and $4,274)	4,370	3,832
Total cash, cash equivalents, and securities	$5,845	$5,317
In addition to these cash and investment securities, the Insurance segment has interest-bearing intercompany arrangements with Corporate and Other, callable on demand. The intercompany loan balance due to Insurance was $696 million and $864 million at September 30, 2025, and December 31, 2024, respectively, and related interest income of $5 million and $14 million was recognized for the three months and nine months ended September 30, 2025, compared to $4 million and $11 million for the same periods in 2024.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2025	2024	Favorable/(unfavorable) % change	2025	2024	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$236	$245	(4)	$686	$758	(9)
Interest on loans held-for-sale	2	3	(33)	6	11	(45)
Interest expense	127	139	9	369	428	14
Net financing revenue and other interest income	111	109	2	323	341	(5)
Total other revenue	25	37	(32)	73	90	(19)
Total net revenue	136	146	(7)	396	431	(8)
Provision for credit losses	8	11	27	20	13	(54)
Noninterest expense
Compensation and benefits expense	19	17	(12)	63	61	(3)
Other operating expenses	14	13	(8)	46	43	(7)
Total noninterest expense	33	30	(10)	109	104	(5)
Income from continuing operations before income tax expense	$95	$105	(10)	$267	$314	(15)
Total assets	$11,343	$10,398	9	$11,343	$10,398	9
Our Corporate Finance operations earned income from continuing operations before income tax expense of $95 million and $267 million for the three months and nine months ended September 30, 2025, respectively, compared to $105 million and $314 million for the three months and nine months ended September 30, 2024. The decreases for the three months and nine months ended September 30, 2025, were primarily due to lower total other revenue. Additionally, the decrease for the nine months ended September 30, 2025, was driven by lower net financing revenue and other interest income and higher provision for credit losses.
Net financing revenue and other interest income was $111 million and $323 million for the three months and nine months ended September 30, 2025, respectively, compared to $109 million and $341 million for the three months and nine months ended September 30, 2024. The decrease for the nine months ended September 30, 2025, was primarily driven by lower accelerated deferred fees from early loan payoffs, which were elevated during the nine months ended September 30, 2024.
Other revenue decreased $12 million and $17 million for the three months and nine months ended September 30, 2025, respectively, compared to the three months and nine months ended September 30, 2024. The decreases for the three months and nine months ended September 30, 2025, were primarily driven by lower syndication income. Additionally, the decreases were driven by lower fee income on revolving credit lines due to higher utilization as compared to the three months and nine months ended September 30, 2024.
The provision for credit losses decreased $3 million for the three months ended September 30, 2025, and increased $7 million for the nine months ended September 30, 2025, as compared to the same periods in 2024. The decrease for the three months ended September 30, 2025, was primarily driven by lower portfolio growth as compared to the three months ended September 30, 2024. The increase for the nine months ended September 30, 2025, was primarily driven by portfolio growth. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $3 million and $5 million for the three months and nine months ended September 30, 2025, respectively, compared to the three months and nine months ended September 30, 2024. The increases were primarily due to higher direct and allocated expenses related to the growth of the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Credit Portfolio
The following table presents loans held-for-sale, the amortized cost of finance receivables and loans outstanding, unfunded lending commitments, and total serviced loans of our Corporate Finance operations. As of September 30, 2025, 62% of our loans and 61% of our lending commitments were asset based, with all in a first-lien position. Additionally, total criticized exposures were 9.4% and 14.2% of total Corporate Finance finance receivables and loans at September 30, 2025, and December 31, 2024, respectively.

($ in millions)	September 30, 2025	December 31, 2024
Loans held-for-sale, net	$78	$105
Finance receivables and loans (a)	$11,289	$9,593
Unfunded lending commitments (b)	$7,931	$7,913
Total serviced loans	$14,661	$12,820
(a)Includes $9.0 billion and $8.1 billion of commercial and industrial loans at September 30, 2025, and December 31, 2024, respectively, and $2.3 billion and $1.5 billion of commercial real estate loans at September 30, 2025, and December 31, 2024, respectively. Our commercial real estate loans are primarily focused on lending to skilled nursing facilities, senior housing, memory care facilities, and medical office buildings. There are no exposures related to commercial office buildings.
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

	September 30, 2025	December 31, 2024
Industry
Financial services	42.3%	42.1%
Health services	19.4	15.1
Services	13.5	14.3
Chemicals and metals	7.8	7.4
Machinery, equipment, and electronics	5.6	6.7
Automotive and transportation	4.8	7.0
Wholesale	3.4	3.0
Construction	1.4	1.3
Retail trade	0.8	1.0
Other manufactured products	0.7	1.5
Other	0.3	0.6
Total finance receivables and loans	100.0%	100.0%

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2025	2024	Favorable/(unfavorable) % change	2025	2024	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$134	$319	(58)	$542	$980	(45)
Interest on loans held-for-sale	2	2	—	4	35	(89)
Interest and dividends on investment securities and other earning assets (b)	211	231	(9)	619	699	(11)
Interest on cash and cash equivalents	87	94	(7)	270	269	—
Total financing revenue and other interest income	434	646	(33)	1,435	1,983	(28)
Interest expense
Original issue discount amortization (c)	19	17	(12)	55	51	(8)
Other interest expense (d)	288	615	53	1,091	1,978	45
Total interest expense	307	632	51	1,146	2,029	44
Net financing revenue and other interest income	127	14	n/m	289	(46)	n/m
Other revenue
Gain (loss) on mortgage and automotive loans, net	—	6	(100)	(1)	17	(106)
Other loss on investments, net	—	(2)	100	(493)	(9)	n/m
Other income, net of losses	43	52	(17)	138	118	17
Total other revenue	43	56	(23)	(356)	126	n/m
Total net revenue	170	70	143	(67)	80	(184)
Provision for credit losses	(3)	55	105	(261)	186	n/m
Total noninterest expense (e)	255	312	18	1,173	1,032	(14)
Loss from continuing operations before income tax benefit	$(82)	$(297)	72	$(979)	$(1,138)	14
Total assets	$56,794	$59,234	(4)	$56,794	$59,234	(4)
n/m = not meaningful
(a)Includes financing revenue from our consumer mortgage portfolio and impacts associated with hedging activities within our automotive loan portfolio. Additionally includes financing revenue from our consumer other portfolios prior to the completion of the sale of Ally Credit Card on April 1, 2025.
(b)Includes impacts associated with hedging activities of our available-for-sale securities.
(c)Amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
(d)Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.
(e)Includes reductions of $233 million and $661 million for the three months and nine months ended September 30, 2025, respectively, and $204 million and $612 million for the three months and nine months ended September 30, 2024, related to the allocation of COH expenses to other segments. The receiving segments record their allocation of COH expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes total assets for Corporate and Other.

($ in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents and securities	$32,382	$32,599
Other investments	3,507	3,442
Mortgage finance receivables and loans, net	16,236	17,215
Credit card finance receivables and loans, net (a)	—	1,975
Other (b)	4,669	4,519
Total assets	$56,794	$59,750
(a)We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
(b)Primarily includes net deferred tax assets, net property and equipment, and goodwill. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information.
The following table presents the scheduled remaining amortization of the original issue discount at September 30, 2025.

Year ended December 31, ($ in millions)	2025	2026	2027	2028	2029	2030 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$689	$607	$513	$406	$283	$—
Total amortization (b)	19	82	94	107	123	283	$708
(a)The maximum annual scheduled amortization for any individual year is $143 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax benefit of $82 million and $979 million for the three months and nine months ended September 30, 2025, respectively, compared to $297 million and $1.1 billion for the three months and nine months ended September 30, 2024. The decrease in loss for the three months ended September 30, 2025, was primarily driven by higher net financing revenue, lower provision for credit losses, and lower noninterest expense. The decrease in loss for the nine months ended September 30, 2025, was primarily driven by lower provision for credit losses and higher net financing revenue, partially offset by lower total other revenue and higher noninterest expense.
Total financing revenue and other interest income was $434 million and $1.4 billion for the three months and nine months ended September 30, 2025, respectively, compared to $646 million and $2.0 billion for the three months and nine months ended September 30, 2024. The decreases for the three months and nine months ended September 30, 2025, were primarily driven by lower average assets due to the sale of Ally Credit Card on April 1, 2025, lower income from our hedging activities, and the continued run-off of our consumer mortgage portfolio. Additionally, the decrease for the nine months ended September 30, 2025, was driven by lower average assets due to the sale of Ally Lending in the first quarter of 2024.
Total interest expense decreased $325 million and $883 million for the three months and nine months ended September 30, 2025, respectively, compared to the three months and nine months ended September 30, 2024. Interest expense in our Corporate and Other segment includes our external borrowing costs less the amount charged to our operating segments, which is based on our FTP methodology. The decreases in interest expense for the three months and nine months ended September 30, 2025, were primarily driven by a lower interest rate environment when compared to the three months and nine months ended September 30, 2024, as well as the sale of Ally Credit Card.
Total other revenue decreased $13 million and $482 million for the three months and nine months ended September 30, 2025, respectively, compared to the three months and nine months ended September 30, 2024. The decreases for the three months and nine months ended September 30, 2025, were driven by lower late charges and other administrative fees as a result of the sale of Ally Credit Card. Additionally, the decrease for the nine months ended September 30, 2025, was driven by a balance sheet repositioning of a portion of our available-for-sale securities during the first quarter of 2025. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
The provision for credit losses decreased $58 million and $447 million for the three months and nine months ended September 30, 2025, respectively, compared to the three months and nine months ended September 30, 2024. The decrease in provision for credit losses for the three months ended September 30, 2025, was primarily driven by lower net charge-offs within our consumer other portfolio due to the sale of Ally Credit Card. The decrease in provision for credit losses for the nine months ended September 30, 2025, was driven by a provision benefit associated with the sale of Ally Credit Card. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense decreased $57 million and increased $141 million for the three months and nine months ended September 30, 2025, respectively, compared to the three months and nine months ended September 30, 2024. The decrease for the three months ended September 30, 2025, was primarily driven by lower operating expenses as a result of the sale of Ally Credit Card. The increase for the nine

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
months ended September 30, 2025, was primarily driven by the impairment of goodwill associated with the sale of Ally Credit Card, partially offset by lower operating expenses as a result of the sales of Ally Credit Card and Ally Lending, and lower compensation and benefits.
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents
Noninterest-bearing cash	$327	$431
Interest-bearing cash	9,308	9,243
Total cash and cash equivalents	9,635	9,674
Equity securities	—	1
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,604	1,409
U.S. States and political subdivisions	236	256
Agency mortgage-backed residential	11,667	12,800
Agency mortgage-backed commercial	4,782	3,984
Asset-backed	25	129
Total available-for-sale securities (amortized cost of $20,997 and $22,536)	18,314	18,578
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,126	739
Mortgage-backed residential	3,308	3,465
Asset-backed retained notes	59	89
Total held-to-maturity securities (amortized cost of $4,433 and $4,346)	4,493	4,293
Total cash, cash equivalents, and securities	$32,442	$32,546
Other Investments
The following table summarizes other investments at carrying value for Corporate and Other. Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for further information on these investments.

($ in millions)	September 30, 2025	December 31, 2024
Other assets
Proportional amortization investments (a)	$2,080	$2,131
Nonmarketable equity investments	792	730
Equity-method investments (b)	635	581
Total other investments	$3,507	$3,442
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments.
(b)Primarily comprises 77 and 66 investments made in connection with our CRA program at September 30, 2025, and December 31, 2024, respectively. The carrying value of these investments was $626 million and $573 million at September 30, 2025, and December 31, 2024, respectively.
Nonmarketable equity investments and equity-method investments include strategic investments made through Ally Ventures. Ally Ventures identifies, invests in, and builds relationships with key startups. At September 30, 2025, the carrying value of investments made through Ally Ventures was $34 million, comprising 18 investments, as compared to $36 million, comprising 19 investments at December 31, 2024. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information.

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

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Trading days (a)	63.5	62.0	60.0	63.0	63.5
Average customer trades per day, (in thousands)	26.6	26.6	30.6	29.3	26.9
Funded accounts (b) (in thousands)	534	532	533	532	532
Total net customer assets (b) ($ in millions)	$21,049	$19,257	$17,130	$18,459	$17,466
Total customer cash balances (b) ($ in millions)	$1,508	$1,476	$1,406	$1,436	$1,393
(a)Represents the number of days the NYSE and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across the brokerage, robo and advisory portfolios.
During the three months ended September 30, 2025, total funded accounts remained relatively flat from the prior quarter and from the third quarter of 2024. Average customer trades per day were flat from the prior quarter and decreased 1% from the third quarter of 2024, driven by evolving market conditions and customer engagement. Additionally, net customer assets increased 9% from the prior quarter and increased 21% from the third quarter of 2024, as a result of changes in equity market valuations.
Mortgage
Mortgage operations consist of our held-for-sale and held-for-investment consumer mortgage loan portfolios. Consumer mortgage originations ceased during the second quarter of 2025, which has and will continue to result in a gradual run-off of our consumer mortgage loan portfolio.
The following table presents the net UPB, net UPB as a percentage of total, WAC, premium net of discounts, LTV, and FICO® Scores for the products in our consumer mortgage held-for-investment loan portfolio.

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium (discount) ($ in millions)	Average refreshed LTV (b) (c)	Average refreshed FICO® (d)
September 30, 2025
Adjustable-rate	$375	2	4.03%	$1	41.05%	774
Fixed-rate	15,888	98	3.14	(11)	46.43	782
Total	$16,263	100	3.16	$(10)	46.30	782
December 31, 2024
Adjustable-rate	$450	3	4.36%	$2	46.01%	770
Fixed-rate	16,793	97	3.15	(10)	47.96	782
Total	$17,243	100	3.18	$(8)	47.91	782
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities based on our reportable operating segments.

($ in millions)	September 30, 2025	December 31, 2024
Finance receivables and loans
Automotive Finance (a)	$106,778	$106,655
Insurance (b)	10	15
Corporate Finance	11,289	9,593
Corporate and Other (c) (d)	16,490	19,767
Total finance receivables and loans	134,567	136,030
Loans held-for-sale
Automotive Finance	15	5
Corporate Finance	78	105
Corporate and Other	86	50
Total loans held-for-sale	179	160
Total on-balance-sheet loans	134,746	136,190
Off-balance-sheet securitized loans
Automotive Finance	1,156	1,730
Whole-loan sales
Automotive Finance	1,901	1,155
Corporate and Other (d)	—	86
Total off-balance-sheet loans (e)	3,057	2,971
Operating lease assets
Automotive Finance	8,599	7,991
Total operating lease assets	8,599	7,991
Total loan and operating lease exposure	$146,402	$147,152
(a)Includes a liability of $51 million associated with fair value hedging adjustments at December 31, 2024. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information.
(b)Represents insurance advance agreements with dealers that we administer through a noninsurance entity. These advances are included within our automotive commercial and industrial portfolio class.
(c)Primarily includes our consumer mortgage portfolio at both September 30, 2025, and December 31, 2024.
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning. This group closely monitors macroeconomic trends, such as unemployment rate and sales of new light motor vehicles, given the nature of our business and the potential impacts on our exposure to risks. As of August 31, 2025, the unemployment rate increased to 4.3%. Sales of new light motor vehicles rose to an average annual rate of 16.4 million during July and August of 2025. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million in 2019, which has limited incoming used vehicle supply and supported used vehicle values. Additionally, used vehicle values may be impacted by availability, the price of new vehicles, or changes in customer preferences. However, macroeconomic risks remain elevated as a result of impacts from tariffs, inflation, consumer financial health, and geopolitical uncertainty.
Consumer Credit Portfolio
During the three months and nine months ended September 30, 2025, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, prime and nonprime finance receivables and loans, and high-quality jumbo and LMI mortgage loans that were obtained through bulk loan purchases and direct-to-consumer mortgage originations. Consumer mortgage originations ceased during the second quarter of 2025, which has and will continue to result in a gradual run-off of our consumer mortgage loan portfolio. For the nine months ended September 30, 2025, the consumer loan portfolio also included revolving, unsecured loans through Ally Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. For further information, refer to Note 2 to the Condensed Consolidated Financial Statements. The carrying value of our nonprime held-for-investment consumer automotive loans before allowance for loan losses represented approximately 9.8% and 9.7% of our total consumer automotive loans at September 30, 2025, and December 31, 2024, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer finance receivables and loans recorded at amortized cost.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
($ in millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Consumer automotive (b) (c)	$84,994	$83,757	$1,140	$1,231	$—	$—
Consumer mortgage	16,253	17,234	70	54	—	—
Consumer other (d)	—	2,294	—	90	—	—
Total consumer finance receivables and loans	$101,247	$103,285	$1,210	$1,375	$—	$—
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
(c)Includes outstanding CSG loans of $8.8 billion and $9.3 billion at September 30, 2025, and December 31, 2024, respectively, and RV loans of $299 million and $360 million at September 30, 2025, and December 31, 2024, respectively.
(d)Consists of credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
Total consumer finance receivables and loans decreased $2.0 billion at September 30, 2025, compared with December 31, 2024. The decrease was primarily due to the sale of Ally Credit Card, which closed on April 1, 2025. Additionally, our consumer mortgage finance receivables and loans decreased $981 million, primarily due to portfolio runoff, as we ceased mortgage originations during the second quarter of 2025. The decrease was partially offset by an increase of $1.2 billion of consumer automotive finance receivables and loans, primarily due to loan originations outpacing portfolio paydown.
Total consumer nonperforming finance receivables and loans at September 30, 2025, decreased $165 million to $1.2 billion from December 31, 2024. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans was 1.2% and 1.3% at September 30, 2025, and December 31, 2024, respectively.
Consumer automotive loans 30 days or more past due decreased $408 million to $4.2 billion at September 30, 2025, as compared to December 31, 2024. During the nine months ended September 30, 2025, we observed a decline in delinquency trends within our consumer automotive portfolio, primarily driven by seasonality and improvements from changes made to our underwriting strategies.
The following tables present consumer net charge-offs and write-downs from transfers to loans held-for-sale from finance receivables and loans at amortized cost and related ratios.

	Net charge-offs (recoveries)		Write-downs from transfers to held-for-sale		Total		Net charge-off ratios (a)		Combined ratios (b)
Three months ended September 30, ($ in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Consumer automotive	$399	$467	$—	$—	$399	$467	1.9%	2.2%	1.9%	2.2%
Consumer mortgage	(3)	(1)	—	—	(3)	(1)	(0.1)	—	(0.1)	—
Consumer other (c)	—	52	—	—	—	52	—	9.9	—	9.9
Total consumer finance receivables and loans	$396	$518	$—	$—	$396	$518	1.6	2.0	1.6	2.0
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Net charge-offs (recoveries)		Write-downs from transfers to held-for-sale (a)		Total		Net charge-off ratios (b)		Combined ratios (c)
Nine months ended September 30, ($ in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Consumer automotive	$1,210	$1,322	$—	$5	$1,210	$1,327	1.9%	2.1%	1.9%	2.1%
Consumer mortgage	(4)	(2)	—	—	(4)	(2)	—	—	—	—
Consumer other (d)	63	176	—	—	63	176	n/m	11.6	n/m	11.6
Total consumer finance receivables and loans	$1,269	$1,496	$—	$5	$1,269	$1,501	1.7	1.9	1.7	1.9
n/m = not meaningful
(a)Consumer automotive includes a $5 million reduction of allowance from the completion of a retail securitization transactions during the nine months ended September 30, 2024, resulting in the deconsolidation of the assets and liabilities from our Condensed Consolidated Balance Sheet.
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
Our net charge-offs from total consumer finance receivables and loans were $396 million and $1.3 billion for the three months and nine months ended September 30, 2025, respectively, compared to $518 million and $1.5 billion for the three months and nine months ended September 30, 2024. The decreases for the three months and nine months ended September 30, 2025, were primarily driven by lower net charge-offs within our consumer automotive portfolio, reflecting our pricing and underwriting strategies, and stability in used vehicle prices. The decreases were also driven by lower net charge-offs within our consumer other portfolio due to the sale of Ally Credit Card, which closed on April 1, 2025.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Consumer automotive (a)	$10,605	$8,512	$30,354	$26,655
Consumer mortgage (b) (c)	—	257	95	751
Total consumer loan originations	$10,605	$8,769	$30,449	$27,406
(a)Includes loans purchased under forward flow agreements with automotive retailers, as well as $437 million and $1.0 billion of loans originated as held-for-sale for the three months and nine months ended September 30, 2025, respectively, and $79 million and $349 million for the three months and nine months ended September 30, 2024.
(b)Excludes bulk loan purchases and includes $95 million of loans originated as held-for-sale for the nine months ended September 30, 2025, and $255 million and $702 million for the three months and nine months ended September 30, 2024, respectively.
(c)Consumer mortgage originations ceased during the second quarter of 2025.
Total consumer loan originations increased $1.8 billion and $3.0 billion for the three months and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, primarily due to higher originations within our consumer automotive loan portfolio as a result of higher industry new and used vehicle sales. The increases were partially offset by a decrease in consumer mortgage originations, as mortgage originations ceased during the second quarter of 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table shows the percentage of consumer finance receivables and loans by state concentration based on amortized cost.

	September 30, 2025 (a)			December 31, 2024
	Consumer automotive	Consumer mortgage	Consumer other (b)	Consumer automotive	Consumer mortgage	Consumer other
California	8.4%	40.4%	—%	8.5%	39.9%	9.3%
Texas	13.5	7.1	—	13.5	7.2	7.8
Florida	9.2	6.1	—	9.3	6.2	9.1
North Carolina	4.8	1.8	—	4.6	1.9	3.0
Pennsylvania	4.5	2.1	—	4.5	2.1	4.1
Georgia	4.0	2.9	—	4.0	2.9	3.7
New York	4.0	1.8	—	3.8	1.9	5.4
New Jersey	3.3	2.5	—	3.3	2.5	3.5
Illinois	3.1	2.8	—	3.2	2.8	4.6
Ohio	3.3	0.4	—	3.3	0.4	4.5
Other United States	41.9	32.1	—	42.0	32.2	45.0
Total consumer loans	100.0%	100.0%	—%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at September 30, 2025.
(b)We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 26.0% of our total outstanding consumer finance receivables and loans at both September 30, 2025, and December 31, 2024. Our consumer mortgage loan portfolio concentration within California, which is primarily composed of high-quality jumbo mortgage loans, generally aligns to the California share of jumbo mortgages nationally.
Commercial Credit Portfolio
For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at amortized cost.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
($ in millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Commercial
Commercial and industrial
Automotive	$17,137	$18,259	$9	$15	$—	$—
Other (b) (c)	9,169	8,212	124	94	—	—
Commercial real estate	7,014	6,274	10	2	—	—
Total commercial finance receivables and loans	$33,320	$32,745	$143	$111	$—	$—
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
(c)Includes PCD loans acquired during the nine months ended September 30, 2025.
Total commercial finance receivables and loans outstanding increased $575 million from December 31, 2024, to $33.3 billion at September 30, 2025. Results were driven by a $1.7 billion increase in our Corporate Finance segment. This was partially offset by a $1.1 billion decrease in our Automotive Finance segment, primarily within the commercial and industrial receivables class, due to lower wholesale floorplan balances.
Total commercial nonperforming finance receivables and loans were $143 million at September 30, 2025, reflecting an increase of $32 million compared to December 31, 2024. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans was 0.4% and 0.3% at September 30, 2025, and December 31, 2024, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Commercial
Commercial and industrial
Automotive	$—	$—	—%	—%	$—	$(3)	—%	—%
Other	(1)	(1)	—	—	(1)	(2)	—	—
Total commercial finance receivables and loans	$(1)	$(1)	—	—	$(1)	$(5)	—	—
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans was $7.0 billion and $6.3 billion at September 30, 2025, and December 31, 2024, respectively, which represented 5.2% and 4.6% of total outstanding finance receivables and loans at September 30, 2025, and December 31, 2024, respectively. There was $4.7 billion of commercial real estate loans included in the Automotive Finance segment at both September 30, 2025, and December 31, 2024, and $2.3 billion and $1.5 billion of commercial real estate loans included in the Corporate Finance segment at September 30, 2025, and December 31, 2024, respectively. As of both September 30, 2025, and December 31, 2024, we had no exposures related to commercial office buildings.
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost.

	September 30, 2025	December 31, 2024
Florida	17.6%	16.0%
Texas	12.8	14.1
California	8.7	6.6
New York	7.5	5.4
Ohio	4.8	5.6
North Carolina	3.9	4.8
Michigan	3.8	4.1
Georgia	3.0	3.3
Illinois	2.5	2.6
Missouri	2.4	2.9
Other United States	33.0	34.6
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures decreased $665 million from December 31, 2024, to $2.8 billion at September 30, 2025. The decrease in total criticized exposures was primarily driven by a decrease in Special Mention loans within the commercial and industrial portfolio class of our Automotive Finance and Corporate Finance operations. Total criticized exposures were 8.3% and 10.5% of total commercial finance receivables and loans at September 30, 2025, and December 31, 2024, respectively, representing strong overall credit performance.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost.

	September 30, 2025	December 31, 2024
Industry
Automotive	65.7%	64.4%
Electronics	12.1	12.8
Services	9.8	9.0
Other	12.4	13.8
Total commercial criticized finance receivables and loans	100.0%	100.0%
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
Repossessed consumer automotive loan assets in our Automotive Finance operations were $221 million and $207 million at September 30, 2025, and December 31, 2024, respectively, and foreclosed consumer mortgage assets were $1 million at both September 30, 2025, and December 31, 2024. Repossessed commercial automotive loan assets in our Automotive Finance operations were $1 million and $2 million at September 30, 2025, and December 31, 2024, respectively.
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
Through September 30, 2025, forecasted economic variables incorporated into our quantitative allowance processes were updated to include the current macroeconomic environment and our future expectations reflecting slow GDP growth in the near term. This included (but was not limited to) the following: the unemployment rate peaking at approximately 4.6% in the second quarter of 2026, before reverting to the historical mean of approximately 5.8% by the third quarter of 2028, deceleration of GDP growth as measured on a quarter-over-quarter seasonally adjusted annualized rate basis through the fourth quarter of 2025, followed by increases in GDP growth through the second quarter of 2026, before reverting to the historical mean of approximately 2.1% by the second quarter of 2028, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis from more than 15 million units in the third quarter of 2025, to approximately 16 million units by the first quarter of 2027, before reverting to the historical mean of 15 million units by the third quarter of 2028. Additionally, we maintain a qualitative allowance framework to account for ongoing risks and volatility in the macroeconomic environment, including the impacts from tariffs, inflation, consumer financial health, and geopolitical uncertainty, that could adversely impact frequency of loss and LGD. Our overall allowance for loan losses increased $44 million from the prior quarter to $3.5 billion at September 30, 2025, representing 2.6% and 2.7% as a percentage of total finance receivables at September 30, 2025, and December 31, 2024, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and nine months ended September 30, 2025, and 2024, respectively.

Three months ended September 30, 2025 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at July 1, 2025	$3,166	$17	$3,183	$233	$3,416
Charge-offs (a)	(662)	—	(662)	—	(662)
Recoveries	263	3	266	1	267
Net charge-offs	(399)	3	(396)	1	(395)
Provision for credit losses
Provision due to change in portfolio size	23	—	23	5	28
Provision due to incremental charge-offs	399	(3)	396	(1)	395
Provision due to all other factors	(3)	—	(3)	(5)	(8)
Total provision for credit losses	419	(3)	416	(1)	415
Other (b)	—	—	—	24	24
Allowance at September 30, 2025	$3,186	$17	$3,203	$257	$3,460
Net charge-offs to average finance receivables and loans outstanding for the three months ended September 30, 2025	1.9%	(0.1)%	1.6%	—%	1.2%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2025	2.0	(1.6)	2.0	(167.5)	2.2
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Commercial includes $24 million of allowance for loan losses recognized on PCD loans acquired during the three months ended September 30, 2025.

Nine months ended September 30, 2025 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at January 1, 2025	$3,170	$19	$319	$3,508	$206	$3,714
Charge-offs (b)	(1,937)	(2)	(68)	(2,007)	(2)	(2,009)
Recoveries	727	6	5	738	3	741
Net charge-offs	(1,210)	4	(63)	(1,269)	1	(1,268)
Provision for credit losses
Provision due to change in portfolio size	44	—	—	44	16	60
Provision due to incremental charge-offs	1,210	(4)	63	1,269	(1)	1,268
Provision due to all other factors	(28)	—	(320)	(348)	10	(338)
Total provision for credit losses	1,226	(4)	(257)	965	25	990
Other (c)	—	(2)	1	(1)	25	24
Allowance at September 30, 2025	$3,186	$17	$—	$3,203	$257	$3,460
Net charge-offs to average finance receivables and loans outstanding for the nine months ended September 30, 2025	1.9%	—%	n/m	1.7%	—%	1.3%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2025	2.0	(3.6)	—	1.9	(169.5)	2.0
n/m = not meaningful
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for information regarding our charge-off policies.
(c)Commercial includes $24 million of allowance for loan losses recognized on PCD loans acquired during the nine months ended September 30, 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Three months ended September 30, 2024 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at July 1, 2024	$3,055	$19	$302	$3,376	$196	$3,572
Charge-offs (b)	(683)	—	(61)	(744)	—	(744)
Recoveries	216	1	9	226	1	227
Net charge-offs	(467)	1	(52)	(518)	1	(517)
Provision for credit losses
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
September 30, 2025
Allowance for loan losses to finance receivables and loans outstanding (b)	3.7%	0.1%	—%	3.2%	0.8%	2.6%
Allowance for loan losses to total nonperforming finance receivables and loans (b)	279.5%	23.4%	—%	264.7%	180.2%	255.8%
Nonaccrual loans to finance receivables and loans outstanding	1.3%	0.4%	—%	1.2%	0.4%	1.0%
September 30, 2024
Allowance for loan losses to finance receivables and loans outstanding (b)	3.8%	0.1%	14.1%	3.4%	0.6%	2.7%
Allowance for loan losses to total nonperforming finance receivables and loans (b)	262.9%	40.6%	364.1%	261.6%	133.2%	248.4%
Nonaccrual loans to finance receivables and loans outstanding	1.4%	0.3%	3.9%	1.3%	0.5%	1.1%
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
(b)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost.
The allowance for consumer loan losses as of September 30, 2025, decreased $289 million compared to September 30, 2024, reflecting a decrease of $307 million in the consumer other allowance, partially offset by an increase of $20 million in the consumer automotive allowance. The decrease in the allowance for consumer loan losses was primarily driven by the sale of the Ally Credit Card on April 1, 2025. The decrease was partially offset by an increase of $20 million in the consumer automotive allowance, primarily driven by portfolio growth.
The allowance for commercial loan losses as of September 30, 2025, increased $49 million compared to September 30, 2024. The increase was primarily driven by increased specific reserve activity in our Corporate Finance operations.
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Consumer automotive	$419	$578	$1,226	$1,410
Consumer mortgage	(3)	(3)	(4)	(6)
Consumer other (a)	—	58	(257)	191
Total consumer	416	633	965	1,595
Commercial
Commercial and industrial
Automotive	(8)	1	3	(1)
Other	2	9	10	11
Commercial real estate	5	2	12	4
Total commercial	(1)	12	25	14
Total provision for loan losses	$415	$645	$990	$1,609
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
The provision for consumer credit losses decreased $217 million and $630 million for the three months and nine months ended September 30, 2025, respectively, compared to the three months and nine months ended September 30, 2024. The decreases in provision for consumer credit losses for the three months and nine months ended September 30, 2025, were primarily driven by lower net charge-offs within our consumer other portfolio, as a result of the sale of Ally Credit Card on April 1, 2025, and lower net charge-offs within our consumer automotive portfolio. Additionally, for the nine months ended September 30, 2025, the decrease in provision for consumer credit losses was also primarily driven by a provision benefit associated with the sale of Ally Credit Card.
The provision for commercial credit losses decreased $13 million for the three months ended September 30, 2025, and increased $11 million for the nine months ended September 30, 2025, respectively, compared to the three months and nine months ended September 30,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
2024. The decrease for the three months ended September 30, 2025, was primarily driven by a decrease in specific reserves in our commercial automotive portfolio and lower portfolio growth in our Corporate Finance operations as compared to the three months ended September 30, 2024. The increase for the nine months ended September 30, 2025, was primarily driven by an increase in portfolio growth in our Corporate Finance operations as compared to the same period in 2024.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by loan portfolio class.

	2025			2024
September 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer automotive	$3,186	3.7	92.1	$3,166	3.8	85.6
Consumer mortgage	17	0.1	0.5	19	0.1	0.5
Consumer other (a)	—	—	—	307	14.1	8.3
Total consumer loans	3,203	3.2	92.6	3,492	3.4	94.4
Commercial
Commercial and industrial
Automotive	21	0.1	0.6	17	0.1	0.5
Other	186	2.0	5.4	154	1.8	4.1
Commercial real estate	50	0.7	1.4	37	0.6	1.0
Total commercial loans	257	0.8	7.4	208	0.6	5.6
Total allowance for loan losses	$3,460	2.6	100.0	$3,700	2.7	100.0
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
During the third quarter of 2025, the Federal Reserve lowered the federal funds target range to 4.00–4.25%, and subsequently lowered to 3.75–4.00% during the fourth quarter of 2025, in response to a weakening labor market. Continued high benchmark interest rates led to pricing impacts across the balance sheet. Refer to the section below titled Net Financing Revenue Sensitivity Analysis for additional information on how future rate changes may impact net financing revenue.
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
As part of our CRA program, we make investments in small business investment company funds, community and workforce development funds, tax credit funds, and other CRA-eligible funds that do not qualify as proportional amortization investments. Many of these CRA funds feature private equity or venture capital structures and are accounted for using the equity method of accounting. We recognize our share of the investee’s earnings based on the performance of the funds. We recognized gains of $12 million and $31 million related to these investments during the three months and nine months ended September 30, 2025, respectively, as compared to a $2 million gain and a $9 million loss during the same periods in 2024. The gains for the three months and nine months ended September 30, 2025, were primarily due to the underlying performance of several investments in venture capital firms. There were no indications of impairment within our portfolio of CRA-eligible funds as of September 30, 2025.
In addition, we are exposed to changes in the value of other nonmarketable equity investments without readily determinable fair market values, which may cause volatility in our earnings.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
As of September 30, 2025, we had $3.0 billion of cumulative net unrealized losses, inclusive of tax effects, on our debt securities. During the three months and nine months ended September 30, 2025, we recorded $254 million and $538 million of net unrealized gains, inclusive of tax effects, on our available-for-sale securities, respectively. Unrealized gains and losses are recorded in other comprehensive income within our Condensed Consolidated Statement of Comprehensive Income, and are generally not realized unless we sell the securities prior to their stated maturity date. Refer to Note 16 to the Condensed Consolidated Financial Statements for additional information.
In the first quarter of 2025, we executed a balance sheet repositioning of a portion of our available-for-sale securities as a result of our capital allocation planning related to the sale of Ally Credit Card. In connection with the repositioning, we sold lower-yielding securities with an amortized cost of approximately $4.6 billion for proceeds of $4.1 billion, resulting in a pre-tax loss of $495 million during the nine months ended September 30, 2025. We reinvested the proceeds in shorter duration, highly liquid securities at current market rates. For the nine months ended September 30, 2025, management determined that there were no expected credit losses for available-for-sale or held-to-maturity securities in an unrealized loss position. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
In a stable rate scenario that assumes spot rates as of September 30, 2025, remain constant through the simulation and assumes no pricing actions, net financing revenue over the next 12 months is expected to decrease by $95 million versus the baseline forecast, due to the shape of the implied forward curve.
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various parallel shocks to the implied forward curve as of September 30, 2025, and December 31, 2024.

	September 30, 2025		December 31, 2024
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$3	$(256)	$28	$(184)
+100 basis points	3	(121)	14	(86)
-100 basis points	(13)	24	(23)	4
(a)Gradual changes in interest rates are recognized over 12 months.
Since December 31, 2024, the implied forward curve has steepened, driven by the front end, as expected declines in the Federal Funds Rate increased. During the nine months ended September 30, 2025, the sale of Ally Credit Card reduced our floating-rate asset balances, which was partially offset by an increase in floating-rate commercial loans. Additionally, we saw a shift from CDs to liquid deposits. The impact of these changes is reflected in our baseline net financing revenue forecast. As of September 30, 2025, our balance sheet is modestly asset sensitive in the near term due to our floating-rate assets and pay-fixed hedge position. However, our balance sheet remains liability sensitive over the medium term, driven by the assumed repricing of our deposits and market-based funding outpacing the assumed repricing of our floating-rate assets and pay-fixed swaps.
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
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. Our operating lease portfolio, net of accumulated depreciation was $8.6 billion and $8.0 billion as of September 30, 2025, and December 31, 2024, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $6.9 billion and $6.5 billion as of September 30, 2025, and December 31, 2024, respectively. Certain of our operating leases are covered by residual guarantees with counterparties, which partially mitigates the residual value risk to the extent the counterparties are able to meet the terms of the contractual agreements. As of September 30, 2025, and December 31, 2024, consumer operating leases with a carrying value, net of accumulated depreciation, of $3.5 billion and $1.9 billion, respectively, were covered by OEM residual value guarantees. Refer to Note 9 to the Condensed Consolidated Financial Statements for further information. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A of our 2024 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Off-lease vehicles terminated (in units)	21,608	31,033	69,853	104,560
Average gain (loss) per vehicle ($ per unit)	$53	$771	$(249)	$1,231
Method of vehicle sales
Sale to dealer, lessee, and other	47%	52%	45%	55%
Auction
Internet	45	36	44	35
Physical	8	12	11	10
We recognized an average gain per vehicle of $53 and an average loss per vehicle of $249 for the three months and nine months ended September 30, 2025, respectively, compared to an average gain per vehicle of $771 and $1,231 for the same periods in 2024. The decreases in

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
remarketing performance during the three months and nine months ended September 30, 2025, as compared to the same periods in 2024, were primarily due to lower auction prices on the sale of specific vehicle models. The method of vehicle sales is largely dependent on the level of used vehicle values at lease termination compared to contractual residual values at lease inception. Off-lease vehicles sold to lessees and dealers decreased 10% and 18% for the three months and nine months ended September 30, 2025, as compared to the same periods in 2024.
Operating Lease Portfolio Mix
We monitor concentrations of our consumer operating lease portfolio by OEM, vehicle type, and OEM residual value guarantee status. The following table presents the concentration of our outstanding operating leases exposures by OEM, disaggregated by those with and without OEM residual value guarantees.

September 30,	2025	2024
Operating lease exposures with OEM residual value guarantees (a)	41%	16%
Operating lease exposures without OEM residual value guarantees
Stellantis	38	66
GM	13	7
Other OEMs	8	11
Total exposures without OEM residual value guarantees	59	84
Total operating lease exposures	100%	100%
(a)Primarily represents an exposure with one automotive manufacturer at both September 30, 2025, and 2024.
As of September 30, 2025, and December 31, 2024, $4.4 billion and $3.0 billion of our investment in operating leases, net of accumulated depreciation, were battery-electric or plug-in hybrid vehicles, respectively. Substantially all of our investment in operating leases of battery-electric vehicles are covered by an OEM residual value guarantee of approximately 50% of the vehicles’ contract residual value. Refer to Note 9 to the Condensed Consolidated Financial Statements for more information regarding our investment in operating leases.

September 30,	2025	2024
Sport utility vehicle	66%	70%
Car	23	10
Truck	11	20
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
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2028). Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of September 30, 2025. In recent years, we have become less reliant on market-based funding, reducing our exposure to disruptions in wholesale funding markets.
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
We manage our funding to achieve a well-balanced portfolio across a spectrum of risk, maturity, and cost-of-funds characteristics. Optimizing funding at Ally Bank continues to be a key part of our long-term liquidity strategy. We optimize our funding sources at Ally Bank by prioritizing retail deposits, and maintaining access to diversified funding sources. Retail deposits are complemented by brokered deposits, repurchase agreements, securitizations, and access to FHLB funding.
Assets are primarily originated by Ally Bank to reduce parent company exposures and funding requirements, and to utilize consumer deposit-taking capabilities. This allows us to use bank funding for substantially all our automotive finance and other assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise.
Liquidity Risk Management
Multiple metrics are used to measure liquidity risk, manage the liquidity position, identify related trends, and monitor these trends and metrics against established limits. These metrics include comprehensive stress tests that measure the sufficiency of the liquidity portfolio over stressed horizons ranging from overnight to 12 months, a stability ratio that measures longer-term structural liquidity, and concentration ratios that enable prudent funding diversification. In addition, we have established internal management routines designed to review all aspects of liquidity and funding plans, evaluate the adequacy of liquidity buffers, review stress testing results, and assist management in the execution of its funding strategy and risk-management accountabilities.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes our total available liquidity.

($ in millions)	September 30, 2025	December 31, 2024
Liquid cash and equivalents (a)	$9,536	$9,561
FHLB unused pledged borrowing capacity (b)	10,265	12,211
Unencumbered highly liquid securities (c)	19,916	19,950
FRB Discount Window pledged capacity (d)	26,927	26,734
Total available liquidity	$66,644	$68,456
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
Recent Funding and Liquidity Developments
Key funding highlights from January 1, 2025, to date were as follows:
•In May 2025, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes, which provided additional liquidity at Ally Financial Inc. In July 2025, we accessed the unsecured debt capital markets and issued $600 million of senior notes, which provided additional liquidity at Ally Financial Inc.
•We raised $550 million through the issuance of credit-linked notes. The related proceeds are held within a cash collateral account as restricted cash and cash equivalents recorded within other assets on the Condensed Consolidated Balance Sheet.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	September 30, 2025		December 31, 2024
($ in millions)	On-balance-sheet funding	% Share of funding	On-balance-sheet funding	% Share of funding
Deposits	$148,410	88	$151,574	89
Debt
Secured financings	9,546	6	8,058	5
Institutional term debt	10,316	6	10,169	6
Retail term notes	766	—	893	—
Total debt (a)	20,628	12	19,120	11
Total on-balance-sheet funding	$169,038	100	$170,694	100
(a)Includes hedge basis adjustments as described in Note 19 to the Condensed Consolidated Financial Statements.
Refer to Note 13 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at September 30, 2025.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including savings accounts, money-market demand accounts, CDs, interest-bearing spending accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which we believe, at scale, is the most efficient and stable source of funding for us when compared to other funding sources. Retail deposits constituted 84% of our total on-balance-sheet funding sources at September 30, 2025. Total deposits, which include brokered deposits obtained through third-party intermediaries, constituted 88% of total on-balance-sheet funding at September 30, 2025.

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

	September 30, 2025		December 31, 2024
($ in millions)	Amount	% of total deposits	Amount	% of total deposits
Uninsured deposits
Total uninsured deposits, as calculated per regulatory guidelines	$16,930	12	$17,921	12
Less: Affiliate and intercompany deposits	5,522	4	6,320	4
Total uninsured deposits, excluding affiliate and intercompany deposits	$11,408	8	$11,601	8
On November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDI Act in connection with the receiverships of SVB and Signature. The rule provides that the total loss estimate will be periodically adjusted and the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. We paid $14 million in special assessments during the nine months ended September 30, 2025. As of September 30, 2025, our FDIC special assessment liability was $13 million.
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Total primary retail deposit customers (in thousands)	3,405	3,360	3,330	3,272	3,255
Deposits ($ in millions)
Retail	$141,843	$143,158	$146,069	$143,430	$141,449
Brokered	5,037	3,244	3,949	6,737	9,082
Other (a)	1,530	1,464	1,410	1,407	1,419
Total deposits	$148,410	$147,866	$151,428	$151,574	$151,950
(a)Other deposits include mortgage escrow deposits. Other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.4 billion as of September 30, 2025, and $1.3 billion as of each of the periods ended June 30, 2025, March 31, 2025, and December 31, 2024, and $1.2 billion as of September 30, 2024.
During the nine months ended September 30, 2025, our total deposit base decreased $3.2 billion. During the nine months ended September 30, 2025, our retail deposits decreased $1.6 billion bringing the total retail deposits portfolio to $141.8 billion as of September 30, 2025. We added approximately 133,000 retail deposit customers during the nine months ended September 30, 2025, ending with approximately 3.4 million retail deposit customers as of September 30, 2025. During the nine months ended September 30, 2025, we proactively implemented pricing actions to reduce rates paid on several of our key deposit product offerings. These pricing actions reduced deposit balances from our most rate sensitive customers, which were more than offset by deposit growth from new customers. Brokered deposits decreased $1.7 billion during the nine months ended September 30, 2025, due to brokered deposit maturities and calls. During the nine months ended September 30, 2025, our CD deposit liabilities decreased $6.5 billion while our savings, money market, and spending account deposit liabilities increased $3.2 billion. This trend was primarily due to customer migration to liquid savings as fixed-rate CD maturities occurred during the nine months ended September 30, 2025. Strong customer acquisition and retention rates continue to deliver a favorable funding mix. Overall, we continue to maintain a relentless focus on customer experience and competitive rates.
Approximately 92% of retail deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of September 30, 2025. Our total available liquidity exceeded our uninsured retail deposit liabilities by $55.2 billion as of September 30, 2025. For additional information on our deposit funding by type, refer to Note 12 to the Condensed Consolidated Financial Statements.
We continue to be recognized for the totality of experience and value we provide our customers. This includes our recent recognition as one of American Banker’s 2025 Top-Performing Banks and Forbes World’s Best Banks for 2025 and Best Mobile Banking Apps of 2025. Our commitment to customer service was recognized by Newsweek, who ranked Ally Bank the #1 Online Bank for Customer Service. Additionally, Nerdwallet names us “Best Bank” and “Best Bank for CDs” in 2025 and Bankrate also named Ally as “Best Bank Overall”, “Best Online Bank”, “Best CD”, “Best Money Market Account” and “Best Checking Account”. Additionally, Barron’s and Wall Street Journal both recognized our Ally Invest Robo Portfolios as best in class in 2025.
Securitizations and Secured Financings
In addition to building a larger deposit base in recent years, we maintain a presence in the securitization markets to finance our automotive loan portfolios. Securitizations and secured funding transactions, collectively referred to as securitization transactions due to their

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
During the nine months ended September 30, 2025, we raised $550 million through the issuance of credit-linked notes. The proceeds from this issuance constitute prefunded credit protection for mezzanine tranches of the reference portfolio and are recognized as restricted cash and cash equivalents in other assets on our Condensed Consolidated Balance Sheet. This transaction is structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure.
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans and investment securities. As of September 30, 2025, we had pledged $26.1 billion of assets to the FHLB resulting in $17.4 billion in total funding capacity with $7.1 billion of debt outstanding.
At September 30, 2025, $64.0 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 13 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We have long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $766 million of retail term notes outstanding at September 30, 2025. The remainder of our unsecured debt is composed of institutional term debt. In May 2025, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes. In July 2025, we raised an additional $600 million through the issuance of senior notes. Refer to Note 13 to the Condensed Consolidated Financial Statements for additional information about our outstanding long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of September 30, 2025, we had $529 million debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. The FRB, however, is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. As of September 30, 2025, we had assets pledged and restricted as collateral to the FRB totaling $33.7 billion, resulting in $26.9 billion in total funding capacity with no debt outstanding.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both September 30, 2025, and December 31, 2024, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Net financing loss and other interest income (a)	$(241)	$(222)	$(717)	$(654)
Dividends from bank subsidiaries	450	450	700	750
Total other revenue	45	38	127	100
Total net revenue	254	266	110	196
Provision for credit losses	2	5	5	10
Total noninterest expense	103	98	320	352
Income (loss) from continuing operations before income tax benefit	149	163	(215)	(166)
Income tax benefit from continuing operations (b)	(76)	(73)	(233)	(230)
Income from continuing operations	225	236	18	64
Net Income (c)	$225	$236	$18	$64
(a)Net financing loss and other interest income is primarily driven by interest expense on long-term debt.
(b)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and consolidated tax adjustments. The income tax benefit excludes tax effects on dividends from subsidiaries.
(c)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	September 30, 2025	December 31, 2024
Total assets (a)	$7,128	$7,436
Total liabilities	$12,611	$12,644
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
Net cash provided by operating activities was $3.1 billion and $3.6 billion for the nine months ended September 30, 2025, and 2024, respectively. The change was primarily due to a $336 million decrease in net cash inflows from loans held-for-sale activity.
Net cash used in investing activities was $813 million, and net cash provided by investing activities was $3.8 billion for the nine months ended September 30, 2025, and 2024, respectively. The change was primarily due to a $2.3 billion increase in net cash outflows from loans held-for-investment activity, a $1.8 billion increase in net cash outflows related to operating lease assets, and a $463 million increase in net cash outflows related to available-for-sale securities.
Net cash used in financing activities was $2.1 billion and $5.5 billion for the nine months ended September 30, 2025, and 2024, respectively. The change was primarily attributable to net cash inflows related to short-term borrowings of $3.8 billion, partially offset by a net decrease in deposits of $342 million.
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
Ally Financial Inc. • Form 10-Q
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
We received an updated preliminary stress capital buffer requirement based on our 2023 capital plan submission from the FRB in June 2023 that remained unchanged at 2.5%. The 2.5% stress capital buffer requirement was finalized in July 2023 and became effective in October 2023. We submitted our 2024 capital plan to the FRB in April 2024, and received an updated preliminary stress capital buffer requirement from the FRB in June 2024 of 2.6%. The updated 2.6% stress capital buffer requirement was finalized in August 2024, and became effective in October 2024. We submitted our 2025 capital plan to the FRB in April 2025, and received in June 2025 an updated preliminary stress capital buffer requirement that remained unchanged at 2.6%. The 2.6% stress capital buffer requirement was finalized in August 2025, and became effective in October 2025.
In February 2023 and December 2024, we accessed the unsecured debt capital markets each time issuing $500 million of additional subordinated notes, which qualify as Tier 2 capital for Ally under U.S. Basel III. In June 2024, November 2024, and August 2025, we accessed the debt capital markets and issued $330 million ,$440 million, and $550 million, respectively, of credit-linked notes based on reference portfolios of $3.0 billion, $4.0 billion, and $5.0 billion of consumer automotive loans. The proceeds from these credit-linked notes issuances constitute prefunded credit protection for mezzanine tranches of the respective reference portfolio and are recognized as restricted cash and cash equivalents in other assets on our Condensed Consolidated Balance Sheet. These transactions are structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure, which recognizes the credit risk mitigation benefits and generally provides lower risk weights relative to those assigned to consumer automotive loans that are not securitized.
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

	September 30,
($ in millions)	2025	2024 (a)
Common Equity Tier 1 capital ratio	10.07%	9.79%
Tier 1 capital ratio	11.57%	11.24%
Total capital ratio	13.44%	12.90%
Tier 1 leverage ratio (to adjusted quarterly average assets) (b)	9.18%	8.99%
Total equity	$15,117	$14,725
CECL phase-in adjustment (c)	—	296
Preferred stock (d)	(2,324)	(2,324)
Goodwill and certain other intangibles	(187)	(707)
Deferred tax assets arising from net operating loss and tax credit carryforwards (e)	(388)	(106)
AOCI-related adjustments (f)	2,966	3,414
Common Equity Tier 1 capital	15,184	15,298
Preferred stock (d)	2,324	2,324
Other adjustments	(68)	(58)
Tier 1 capital	17,440	17,564
Qualifying subordinated debt and other instruments qualifying as Tier 2	984	696
Qualifying allowance for loan losses and other adjustments	1,835	1,913
Total capital	$20,259	$20,173
Risk-weighted assets (g)	$150,738	$156,322
(a)Capital amounts and ratios are based on regulatory filings of Ally and Ally Bank, and have not been adjusted for September 30, 2024, to reflect our change in the method of accounting for ITCs. Refer to Note 1 to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K for additional information about this change in accounting principle.
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
(b)Moody’s affirmed our senior unsecured rating of Baa3, our short-term rating of P-3, and affirmed our outlook of Stable on August 20, 2025.
(c)S&P affirmed our senior unsecured debt rating of BBB-, short-term rating of A-3, and affirmed our outlook of Stable on October 7, 2024.
(d)DBRS affirmed our senior unsecured debt rating of BBB, affirmed our short-term rating of R-2 (high), and affirmed our outlook of Stable on February 11, 2025.
As illustrated by the issuer ratings above, as of September 30, 2025, Ally holds an investment-grade rating from all the respective nationally recognized rating agencies.
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
Net Interest Margin Table
The following tables present an analysis of net yield on interest-earning assets (or net interest margin) for the periods shown.

	2025			2024			Increase (decrease) due to
Three months ended September 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents (b) (c)	$8,465	$92	4.28%	$7,867	$102	5.14%	$8	$(18)	$(10)
Investment securities (d)	27,798	241	3.44	29,044	253	3.46	(11)	(1)	(12)
Loans held-for-sale, net	141	6	17.37	267	5	8.27	(2)	3	1
Finance receivables and loans, net (d) (e)	133,419	2,674	7.95	137,625	2,889	8.35	(88)	(127)	(215)
Investment in operating leases, net (f)	8,255	140	6.70	8,038	147	7.22	4	(11)	(7)
Other earning assets	652	9	5.56	651	9	5.77	—	—	—
Total interest-earning assets	178,730	3,162	7.02	183,492	3,405	7.38			(243)
Noninterest-bearing cash and cash equivalents	251			266
Other assets	11,699			11,711
Allowance for loan losses	(3,437)			(3,584)
Total assets	$187,243			$191,885
Liabilities and equity
Interest-bearing deposit liabilities (d)	$147,491	$1,302	3.50%	$152,075	$1,616	4.23%	$(49)	$(265)	$(314)
Short-term borrowings	897	11	4.54	994	13	5.22	(1)	(1)	(2)
Long-term debt	16,375	265	6.41	16,597	256	6.13	(3)	12	9
Total interest-bearing liabilities	164,763	1,578	3.80	169,666	1,885	4.42			(307)
Noninterest-bearing deposit liabilities	169			166
Total funding sources	164,932	1,578	3.80	169,832	1,885	4.42
Other liabilities (g)	7,362	—	—	7,619	—	—	—	—	—
Total liabilities	172,294			177,451
Total equity	14,949			14,434
Total liabilities and equity	$187,243			$191,885
Net financing revenue and other interest income		$1,584			$1,520				$64
Net interest spread (h)			3.22%			2.96%
Net yield on interest-earning assets (i)			3.51%			3.29%
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
(c)Includes interest expense related to margin received on derivative contracts of $3 million for the three months ended September 30, 2024. Excluding this expense, the annualized yield was 5.29% for the three months ended September 30, 2024.
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
(f)Yield includes gains on the sale of off-lease vehicles of $1 million and $24 million for the three months ended September 30, 2025, and September 30, 2024, respectively. Excluding gains on the sale of off-lease vehicles, the annualized yield was 6.64% and 6.03% for the three months ended September 30, 2025, and September 30, 2024, respectively.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2025			2024			Increase (decrease) due to
Nine months ended September 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents (b) (c)	$8,896	$285	4.28%	$7,618	$287	5.03%	$48	$(50)	$(2)
Investment securities (d)	27,781	701	3.37	28,962	763	3.52	(31)	(31)	(62)
Loans held-for-sale, net	147	17	15.16	289	20	9.06	(10)	7	(3)
Finance receivables and loans, net (d) (e) (f)	133,772	8,007	8.00	138,204	8,561	8.27	(275)	(279)	(554)
Investment in operating leases, net (g)	8,044	387	6.43	8,433	489	7.72	(23)	(79)	(102)
Other earning assets	634	27	5.76	661	30	6.21	(1)	(2)	(3)
Earning assets of operations held-for-sale (h)	—	—	—	423	28	8.77	(28)	—	(28)
Total interest-earning assets	179,274	9,424	7.03	184,590	10,178	7.36			(754)
Noninterest-bearing cash and cash equivalents	320			312
Other assets	11,860			11,639
Allowance for loan losses	(3,513)			(3,577)
Total assets	$187,941			$192,964
Liabilities and equity
Interest-bearing deposit liabilities (d)	$148,750	$4,034	3.63%	$153,177	$4,861	4.24%	$(140)	$(687)	$(827)
Short-term borrowings	502	17	4.32	1,656	63	5.10	(44)	(2)	(46)
Long-term debt	16,580	794	6.41	16,757	748	5.96	(8)	54	46
Total interest-bearing liabilities	165,832	4,845	3.91	171,590	5,672	4.42			(827)
Noninterest-bearing deposit liabilities	153			154
Total funding sources	165,985	4,845	3.91	171,744	5,672	4.42
Other liabilities (i)	7,441	1	n/m	7,291	1	n/m	n/m	n/m	—
Total liabilities	173,426			179,035
Total equity	14,515			13,929
Total liabilities and equity	$187,941			$192,964
Net financing revenue and other interest income		$4,578			$4,505				$73
Net interest spread (j)			3.12%			2.94%
Net yield on interest-earning assets (k)			3.41%			3.26%
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
(c)Includes interest expense related to margin received on derivative contracts of $4 million and $17 million for the nine months ended September 30, 2025, and September 30, 2024, respectively. Excluding this expense, the annualized yield was 4.33% and 5.33% for the nine months ended September 30, 2025, and September 30, 2024, respectively.
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
(g)Yield includes losses on the sale of off-lease vehicles of $18 million and gains on the sale of off-lease vehicles of $129 million for the nine months ended September 30, 2025, and September 30, 2024, respectively. Excluding the loss or gain on sale, the annualized yield was 6.72% and 5.68% for the nine months ended September 30, 2025, and September 30, 2024, respectively.
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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Ally did not have any unregistered sales of equity securities during the three months ended September 30, 2025.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended September 30, 2025.

Three months ended September 30, 2025	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (in dollars)
July 2025	16	$39.15
August 2025	6	38.84
September 2025	3	43.07
Total	25	39.49
(a)Consists of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a) Executive Severance Plan
On October 27, 2025, the Board’s Compensation, Nominating, and Governance Committee adopted and approved the Ally Financial, Inc. Executive Severance Plan (the Plan), and designated Ally’s NEOs and other senior executives as participants in the Plan (each, a Participant).
Pursuant to the terms of the Plan, upon a CIC Qualifying Termination (as defined in the Plan), Ally will pay or provide the Participants the following benefits: (1) a lump sum amount equal to (i) the applicable CIC Severance Multiple (as defined in the Plan and which is 2.5 for our CEO and 2 for our NEOs and other Participants) times the sum of the Participant’s base salary plus the cash portion of the Participant’s Annual Target Incentive (as defined in the Plan) and (ii) the prorated cash portion of the Participant’s Annual Target Incentive for the year during which the termination occurs and (2) a lump sum amount equal to 12 months of the Participant’s medical plan COBRA premium times the Participant’s CIC Severance Multiple.
Pursuant to the terms of the Plan, upon an Involuntary Termination (as defined in the Plan), Ally will pay or provide the Participant the following severance benefits: (1) a lump sum amount equal to the applicable Involuntary Termination Severance Multiple (as defined in the Plan and which is 2 for our CEO and 1 for our NEOs and other Participants) times the Participant’s base salary and (2) a lump sum amount equal to 12 months of the Participant’s medical plan COBRA premium. In addition, the Participant will be eligible for discretionary annual incentive awards determined by Ally in accordance with the terms and conditions of Ally’s Annual Incentive Plan and Incentive Compensation Plan.
For both a CIC Qualifying Termination and an Involuntary Termination, the Plan also provides that a Participant will receive outplacement assistance through an approved vendor and that receipt of severance benefits is conditioned on the Participant’s execution and non-revocation of a release of claims (as described in the Plan).
The foregoing summary is qualified in its entirety by reference to the Executive Severance Plan, which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Ally Financial Inc. • Form 10-Q
Appointment of Directors
On October 29, 2025, the Board appointed Allan P. Merrill and Gunther T. Bright to serve as members of the Board, effective November 3, 2025, until the next annual meeting of stockholders. Mr. Merrill and Mr. Bright will each participate in the standard non-management director compensation arrangements described in the “Director Compensation” section of the Ally’s ’s most recent proxy statement.
Neither Mr. Merrill nor Mr. Bright has family relationships with any director or executive officer of Ally. There are no arrangements or understandings between them and any other person pursuant to which they were selected as a director of Ally, and there are no transactions involving either Mr. Merrill or Mr. Bright that would be required to be reported under Item 404(a) of Regulation S-K.
(b) None.
(c) Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, none of our directors or executive officers, as defined in Rule 16a-1 under the Exchange Act, adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
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

Ally Financial Inc. • Form 10-Q
Item 6.    Exhibits
The exhibits listed on the following index of exhibits are filed as a part of this report.

Exhibit	Description	Method of Filing

10.1	Ally Financial Inc. Executive Severance Plan	Filed herewith.

22.1	Subsidiary Guarantors	Filed as Exhibit 22 to the Company’s Quarterly Report for the period ended March 31, 2020, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101
The following information from our Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended September 30, 2025, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of October, 2025.

Ally Financial Inc. (Registrant)

/S/ RUSSELL E. HUTCHINSON
Russell E. Hutchinson Chief Financial Officer

/S/ AUSTIN T. MCGRATH
Austin T. McGrath Vice President, Controller, and Chief Accounting Officer