Form 10-K
period 2025-12-31
Ally Financial Inc.
filed 2026-02-25
CIK 40729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025, or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s common stock (Common Stock) held on June 30, 2025, by non-affiliated entities was approximately $12.0 billion (based on the June 30, 2025, closing price of Common Stock of $38.95 per share as reported on the New York Stock Exchange). At February 23, 2026, the number of shares outstanding of the Registrant’s common stock was 309,091,700 shares.
Documents incorporated by reference: portions of the Registrant’s Proxy Statement for the annual meeting of shareholders to be held on May 6, 2026, are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13, and 14 of Part III.

Index
Ally Financial Inc. • Form 10-K

Index of Defined Terms
Ally Financial Inc. • Form 10-K
Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Annual Report on Form 10-K.

Term	Definition
AC	Audit Committee of the Ally Board of Directors
AI	Artificial intelligence
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
A.M. Best	A.M. Best Company, Inc.
AML	Anti-Money Laundering
AMLA	Anti-Money Laundering Act of 2020
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel Committee	Basel Committee on Banking Supervision
BF	Bornhuetter-Ferguson
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956, as amended
Board	Ally Financial Inc. Board of Directors
BOI	Beneficial Ownership Information
CD	Certificate of deposit
CDP	Carbon Disclosure Project
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
CEO	Chief Executive Officer
CFPB	Consumer Financial Protection Bureau
CIC	Change in control
CIDDO	Chief Information, Data and Digital Officer
CIDI	Covered insured depository institution
CISO	Chief Information Security Officer
CODM	Chief Operating Decision Maker
COH	Corporate overhead
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRA	Community Reinvestment Act of 1977, as amended
CSG	Commercial Services Group
CSRP	Cyber Security Response Plan
CTA	Corporate Transparency Act
CVA	Credit valuation adjustment
DBRS	Morningstar DBRS
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DRR	Designated reserve ratio
DVA	Debit valuation adjustment
EAD	Exposure at default
ECMT	Executive Crisis Management Team
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act, as amended
EIMT	Enterprise Incident Management Team
ERM	Enterprise Risk Management
ERMC	Enterprise Risk Management Committee
ETF	Exchange-traded fund

Index of Defined Terms
Ally Financial Inc. • Form 10-K

Term	Definition
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
F&I	Finance and insurance
FAQ	Frequently Asked Questions
FASB	Financial Accounting Standards Board
FDI Act	Federal Deposit Insurance Act, as amended
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991, as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
Fintech	Financial-technology
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FSR	Financial Strength Rating
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999, as amended
GM	General Motors Company
HPI	Housing Price Index
HR	Human resources
HTC	Historic tax credit
HVAC	Heating, ventilation, and air conditioning
IB Finance	IB Finance Holding Company, LLC
ICP	Incentive compensation plan
ICR	Issuer Credit Rating
IDI	Insured Depository Institution
ILC	Industrial Loan Company
IRA	Individual retirement account
ISO	International Organization for Standards
ITC	Investment tax credit
LCR	Liquidity coverage ratio
LGD	Loss given default
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MRM	Model risk management
MVG	Model validation group
NADA	National Automobile Dealers Association
NCUA	National Credit Union Administration
NMTC	New market tax credit
NYDFS	New York Department of Financial Services
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency

Index of Defined Terms
Ally Financial Inc. • Form 10-K

Term	Definition
OCI	Other comprehensive income
OEM	Automotive original equipment manufacturer
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased credit deteriorated
PD	Probability of default
PSU	Performance Stock Unit or Award
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RSU	Restricted Stock Unit or Award
RV	Recreational vehicle
RWA	Risk-weighted asset
S&P	Standard & Poor’s Global
SAR	Suspicious activity reporting
SEC	U.S. Securities and Exchange Commission
Signature	Signature Bank
SIPC	Securities Investor Protection Corporation
SPE	Special-purpose entity
SRO	Self-regulatory organization
Stellantis	Stellantis N.V.
SVB	Silicon Valley Bank
Tailoring Rules	The rules implementing Title IV of the EGRRCP Act
TC	Technology Committee of the Ally Board of Directors
TILA	Truth in Lending Act
TLAC	Total loss-absorbing capacity
TPRM	Third party risk management
UDFI	Utah Department of Financial Institutions
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VIN	Vehicle identification number
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Part I
Ally Financial Inc. • Form 10-K

Item 1.    Business
Our Business
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a financial-services company with $196.0 billion in assets as of December 31, 2025. The Company comprises the nation’s largest all-digital bank and an industry-leading automotive financing and insurance business, driven by a mission to “Do It Right” and be a relentless ally for all stakeholders. The Company serves customers with deposits and securities brokerage and investment advisory services as well as automotive financing and insurance offerings. The Company also includes a seasoned corporate finance business that offers capital for equity sponsors and middle-market companies.
Ally is a Delaware corporation and is registered as a BHC under the BHC Act and an FHC under the GLB Act. Our primary business lines are Dealer Financial Services, which is composed of our Automotive Finance and Insurance operations, and Corporate Finance. Corporate and Other primarily consists of centralized corporate treasury activities (including deposit operations), the management of our consumer mortgage portfolio, the activity related to Ally Invest, Ally Lending, and Ally Credit Card, and reclassifications and eliminations between the reportable operating segments. We closed the sales of Ally Lending and Ally Credit Card on March 1, 2024, and April 1, 2025, respectively. Consumer mortgage originations ceased during the second quarter of 2025, which has and will continue to result in a gradual run-off of our consumer mortgage loan portfolio. Ally Bank’s assets and operating results are included within our Automotive Finance, and Corporate Finance segments, as well as Corporate and Other, based on its underlying business activities. As of December 31, 2025, Ally Bank had total assets of $184.6 billion and total nonaffiliate deposits of $151.6 billion.
Our long-term strategic objectives are centered around (1) investing in our market-leading franchises and continuing to deliver a differentiated value proposition across Dealer Financial Services, Corporate Finance, and Ally Bank, (2) ensuring our culture remains aligned with relentless focus on customers, communities, employees, and shareholders, (3) accepting risks that we can understand and effectively manage, (4) maintaining one of the most relevant and creatively disruptive brands in banking, (5) advancing technology that powers dealer and consumer centric products and services leveraging our ongoing investment in data and AI, and (6) improving financial results and shareholder returns. Within our Automotive Finance operations, we are focused on enhancing our market-leading position and delivering long-term growth in annual originations by continuing to strengthen dealer engagement, deepen strategic partnerships, and evolve our expansion strategies, while maintaining an appropriate level of risk appetite. Within our Insurance operations, we seek to grow written premiums and deliver accretive returns by leveraging our automotive dealer network and driving efficiencies through process improvements and claims management, managing risk, and leveraging strategic reinsurance. Within Corporate Finance, we seek to expand our portfolio by deepening our preexisting relationships with private equity sponsors and asset managers, while also establishing new relationships and reviewing potential opportunities in other markets and industries. Within Ally Bank, we are focused on growing our base of customers who consider us their primary bank and prioritizing improvements to customer experiences and services. At Ally Invest, we are focused on providing investment solutions for our deposit customers that will help grow and diversify their portfolios while deepening our overall relationships and providing stability to our deposits portfolio. Across the organization, we intend to drive results by pursuing opportunities to improve operating efficiencies through the strategic implementation of AI and automation solutions.
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

Ally Financial Inc. • Form 10-K
Industry and Competition
The markets for automotive financing, insurance, banking (including corporate finance, and deposits), securities brokerage, and investment advisory services are highly competitive. We directly compete in the automotive financing market with banks, credit unions, captive automotive finance companies, and independent finance companies. Our insurance business also faces significant competition from automotive manufacturers, captive automotive finance companies, insurance carriers, third-party administrators, brokers, and other insurance-related companies. Some of these competitors in automotive financing and insurance, such as captive automotive finance companies, have certain exclusivity privileges with automotive manufacturers whose customers and dealers make up a significant portion of our customer base. In addition, our banking, securities brokerage, and investment advisory businesses face intense competition from banks, savings associations, finance companies, credit unions, mutual funds, investment advisers, asset managers, brokerage firms, hedge funds, and insurance companies. Fintech companies also compete with us directly as well as indirectly through partnership with banks and financial-services providers in lending, deposits, securities brokerage, investment advisory, and other markets. Further, recent years have seen renewed regulatory interest in and approval of novel banking charters that permit commercial firms, including fintech and technology-enabled companies, to engage in banking-like activities without being subject to the full scope of regulation and supervision applicable to bank holding companies, which could enable similar institutions to compete more aggressively.
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
Regulation and Supervision
We are subject to significant regulatory frameworks in the United States—at federal, state, and local levels—that affect the products and services that we may offer and the manner in which we may offer them, the risks that we may take, the ways in which we may operate, and the corporate and financial actions that we may take. We also have limited businesses and operations in Canada and other countries that must comply with expansive legal frameworks in those jurisdictions as well.
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
The Tailoring Rules align capital planning, supervisory stress testing, and stress capital buffer requirements for large banking organizations, like Ally. As a Category IV firm, Ally has the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which Ally would not generally be subject to the supervisory stress test. Refer to the section below titled Basel Capital Framework for further discussion about our stress capital buffer requirements. During a year in which Ally does not undergo a supervisory stress test, we would receive an updated stress capital buffer requirement only to reflect our updated planned common-stock dividends. Ally was subject to the 2024 supervisory stress test and has not elected to participate in the 2025 supervisory stress test.

Ally Financial Inc. • Form 10-K
On October 24, 2025, the Federal Reserve issued proposals to enhance the transparency and public accountability of its annual stress test, which is used to set the stress capital buffers for large BHCs, including Ally. The proposals request comment on several elements of the stress test, including the models and scenarios used; an enhanced disclosure process for the scenarios and material model changes in future stress test cycles; modifications to reporting forms; and an adjusted timeline for the annual process to accommodate a comment period for scenarios and material model changes. The FRB issued final stress test scenarios for the 2026 supervisory stress test on February 4, 2026, after consideration of comments, and announced it intends to maintain stress capital buffer requirements at their current level until 2027 when new requirements can be calculated based on models that take public feedback into consideration.
•Resolution Planning and Resolution-Related Requirements — Under rules of the FDIC, Ally Bank is required to periodically submit to the FDIC a resolution plan. In June 2024, the FDIC issued a final rule that requires each CIDI with $100 billion or more in total assets, like Ally Bank, to periodically submit resolution plans that are designed to enable the FDIC as receiver to resolve the bank in a timely and orderly manner under the FDI Act in the event of its insolvency. The final rule became effective on October 1, 2024. Ally Bank submitted its first interim supplement under the new rule on June 23, 2025, and its first full resolution plan under the new rule is due by July 1, 2026. If the FDIC determines that the resolution plan is not credible and deficiencies are not adequately remediated in a timely manner, the FDIC may take formal or informal supervisory, enforcement, and other actions against us.
Under the Tailoring Rules, Ally, as a BHC, is not required to submit to the FRB and the FDIC a plan for the rapid and orderly resolution of Ally and its significant legal entities under the U.S. Bankruptcy Code and other applicable insolvency laws in the event of future material financial distress or failure.
•Limitations on Bank and BHC Dividends and Other Capital Distributions — Federal and Utah law place a number of conditions, limits, and other restrictions on dividends and other capital distributions that may be paid by Ally Bank to IB Finance and thus indirectly to Ally. In addition, even if the FRB does not require us to resubmit our capital plan as described earlier in Capital Planning and Stress Tests, Ally and IB Finance may be precluded from or limited in paying dividends or other capital distributions without the FRB’s approval under certain circumstances—for example, in the event that Ally or IB Finance would not meet minimum regulatory capital ratios after giving effect to the distributions. FRB supervisory guidance also directs BHCs like us to consult with the FRB prior to increasing dividends, implementing common share repurchase programs, or redeeming or repurchasing capital instruments. Further, the U.S. banking agencies are authorized to prohibit an insured depository institution, like Ally Bank, or a BHC, like Ally, from engaging in unsafe or unsound banking practices and, depending upon the circumstances, could find that paying a dividend or other capital distribution would constitute an unsafe or unsound banking practice. For information about our capital actions, including repurchases of and cash dividends on our common stock, refer to Note 20 to the Consolidated Financial Statements.
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
•Transactions with Affiliates — Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W prevent Ally and its nonbank subsidiaries from taking undue advantage of the benefits afforded to Ally Bank as a depository institution, including its access to federal deposit insurance and the FRB’s discount window. Pursuant to these laws, covered transactions—including Ally Bank’s extensions of credit to and asset purchases from its affiliates, credit exposures to affiliates arising from derivative transactions, securities lending and borrowing transactions, and acceptance of affiliate-issued securities or other debt obligations as collateral—are generally subject to meaningful restrictions. For example, unless otherwise exempted, (1) covered transactions are limited to 10% of Ally Bank’s capital stock and surplus in the case of any individual affiliate and 20% of Ally Bank’s capital stock and surplus in the case of all affiliates; (2) Ally Bank’s credit transactions with an affiliate are generally subject to stringent collateralization requirements; (3) with few exceptions, Ally Bank may not purchase any low quality asset from an affiliate; and (4) covered transactions must be conducted on terms and conditions that are consistent with safe and sound banking practices. In addition, transactions between Ally Bank and an affiliate must be on terms and conditions that are either substantially the same as or more beneficial to Ally Bank than those prevailing at the time for comparable transactions with or involving nonaffiliates, or in the absence of comparable transactions, that in good faith would be offered to, or would apply to, nonaffiliates.
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

Ally Financial Inc. • Form 10-K
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
•Acceptance of Brokered Deposits — Under FDICIA and the PCA framework described later in Basel Capital Framework, insured depository institutions such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. At December 31, 2025, Ally Bank met the capital ratios necessary to be classified as well capitalized under the PCA framework. Our brokered deposits totaled $6.7 billion at December 31, 2025, which represented 4.4% of total deposit liabilities.
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
In October 2025, the FDIC and OCC issued a proposed rule that would define the term “unsafe or unsound practice” for purposes of their enforcement powers under the FDI Act. The proposed definition would focus on whether the practice is likely to materially harm, or already has materially harmed, the financial condition of an institution. The Federal Reserve has not issued a similar proposal.
The CFPB has broad authorities and powers to enforce federal consumer-protection laws involving financial products and services. The CFPB has exercised these authorities and powers through public enforcement actions, lawsuits, and consent orders and through nonpublic enforcement actions. During 2025, the CFPB reduced its staff by over 80%. The reduction in force is the subject of litigation, and the staffing cuts are currently stayed pending the federal circuit court’s en banc rehearing of the case. The impact of these developments on banking organizations subject to CFPB regulation and supervision, including Ally, is uncertain.
The SEC, FINRA, the Department of Justice, state attorneys general, and other domestic or foreign governmental authorities also have an array of means at their disposal to regulate and enforce matters within their jurisdiction that could impact Ally’s businesses and operations. State regulators and state attorneys general may increase regulatory, investigative, and enforcement activity with respect to consumer protection, in response to changes in regulation, supervision, and enforcement of consumer protection laws by federal regulators.
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and share repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1

Ally Financial Inc. • Form 10-K
leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm, like Ally, is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of December 31, 2025, the stress capital buffer requirement for Ally was 2.6%.
In April 2025, the FRB issued a proposed rule that would modify certain aspects of its supervisory stress tests. Under the proposed rule, the stress capital buffer requirement for Category I–III firms subject to the capital plan rule would be calculated using a methodology that averages results from each of the prior two consecutive annual supervisory stress tests. For Category IV firms subject to the capital plan rule, like Ally, the stress capital buffer requirement would be determined under this two-year averaging methodology only if they choose or are otherwise required to be subject to consecutive supervisory stress tests. According to the FRB, this change is intended to reduce the volatility of a firm’s regulatory capital requirement inherent in the current approach of using the results from only the most recent supervisory stress test. Additionally, to provide firms additional time to adjust to their new regulatory capital requirements, the proposal would delay the annual effective date of a firm’s updated stress capital buffer requirement from October 1 to January 1 of the following year. The proposed rule would have been effective beginning with the stress capital buffer requirement from the 2025 supervisory stress test, which would have been calculated as the average of the stress capital decline components from the 2024 and 2025 supervisory stress tests for applicable firms.
Ally and Ally Bank are currently subject to the U.S. Basel III standardized approach for credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not currently subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. Since Ally and Ally Bank are currently not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income and loss from regulatory capital. As of December 31, 2025, and December 31, 2024, Ally had $2.8 billion and $3.9 billion, respectively, of accumulated other comprehensive loss, net of applicable income taxes, that was excluded from Common Equity Tier 1 capital. Refer to the discussion below about rules proposed by the U.S. banking agencies in 2023 that would require us to recognize all components of accumulated other comprehensive income and loss in regulatory capital, except gains and losses on cash-flow hedges where the hedged items are not recognized on our balance sheet at fair value. Refer also to Note 18 to the Consolidated Financial Statements for additional details about our accumulated other comprehensive loss.
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At December 31, 2025, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
At December 31, 2025, Ally and Ally Bank were in compliance with their regulatory capital requirements. For an additional discussion of capital adequacy requirements, refer to Note 20 to the Consolidated Financial Statements.
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
In July 2023, the U.S. banking agencies issued a proposed rule to customize and implement revisions to the global Basel III capital framework that were approved by the Basel Committee in December 2017. Among other things, the proposed rule would require the recognition in regulatory capital of most elements of accumulated other comprehensive income and loss and the application of deductions, limitations, and criteria for specified capital investments, minority interests, and TLAC holdings. As proposed, the phase-in of accumulated other comprehensive income and loss would be expected to significantly affect our levels of regulatory capital. While we believe that this would be manageable, we also anticipate that our levels of regulatory capital would need to be gradually increased in advance of and during any transition period. However, the federal banking regulators have subsequently indicated that they expect to issue a revised proposal, the timing and contents of which are uncertain.
In August 2023, the U.S. banking agencies issued a proposed rule that would require Category II, III, and IV firms, their large consolidated IDI subsidiaries, and other institutions to issue and maintain minimum amounts of eligible long-term debt. Due to the current

Ally Financial Inc. • Form 10-K
structure and amount of debt instruments issued by Ally and Ally Bank, we expect the long-term debt rule, if finalized substantially as proposed, to significantly affect us.
Whether and when final rules related to these proposals may be adopted and take effect, as well as what changes to the proposed rules may be reflected in any such final rules after the comment periods, remain unclear.
Insured Depository Institution Status
Ally Bank is an IDI and, as such, is required to file periodic reports with the FDIC about its financial condition. Total assets of Ally Bank were $184.6 billion at December 31, 2025, $181.4 billion at December 31, 2024, and $186.1 billion at December 31, 2023.
Ally Bank’s deposits are insured by the FDIC in the standard insurance amounts per depositor for each account ownership category as prescribed by the FDI Act. Insured depository institutions with two million or more deposit accounts, including Ally Bank, are required by the FDIC to establish and maintain systems and processes designed to facilitate prompt payment of FDIC-insured deposits in the event of a failure. Deposit insurance is funded through assessments on Ally Bank and other insured depository institutions. The FDIC assesses premiums from each institution based on its average consolidated total assets minus its average tangible equity, while utilizing a scorecard method to determine each institution’s risk to the DIF. The FDIC may take action to increase insurance premiums if the DIF is not funded to its regulatory-mandated DRR. Currently, the FDIC is required to maintain a DRR of 1.35% under the FDI Act. In October 2022, the FDIC finalized a rule that increased the initial base deposit insurance assessment rate schedules for all insured depository institutions by two basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate is intended to improve the likelihood that the DRR will reach the required minimum of 1.35% by the statutory deadline of September 30, 2028. On November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDI Act in connection with the receiverships of SVB and Signature. In December 2025, the FDIC reduced the rate at which the special assessment is collected for the eighth and final quarter of the collection period, with an invoice payment date of March 30, 2026. We paid $19 million in special assessments during the year ended December 31, 2025. As of December 31, 2025, our FDIC special assessment liability was $5 million.
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
Consumer Finance
Our retail automotive business and consumer mortgage operations are subject to extensive federal, state, and local laws. These laws, for example, may impose licensing obligations and financial requirements; limit the interest rates, finance charges, and other fees that can be charged; regulate the use of credit reports and the reporting of credit information; impose underwriting and disclosure requirements; regulate marketing techniques and practices; require the safeguarding of nonpublic information about customers; and regulate servicing practices, including in connection with assessments, collection and foreclosure activities, claims handling, and investment and interest payments on escrow accounts. The laws applicable to consumer finance are complex and subject to change and to changes in interpretation and enforcement. Further, many existing laws were enacted without anticipating technological and related innovations—including those utilized

Ally Financial Inc. • Form 10-K
by fintech companies and the banks and financial-services providers that partner with them—and as a result, the application of these legal frameworks is not always clear and can be subject to wide supervisory and enforcement discretion.
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
In October 2024, the CFPB issued a final rule requiring providers of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider, and to third parties, with the consumer’s express authorization. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The proposed rule is the subject of litigation, which is currently stayed while the CFPB considers revisions to the proposal.
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

Ally Financial Inc. • Form 10-K
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
In January 2021, the Bank Secrecy Act was amended by the AMLA, which comprehensively reforms and modernizes U.S. anti-money-laundering laws. The AMLA established the CTA, which requires FinCEN to establish rules requiring certain companies to report BOI to FinCEN. In March 2025, the U.S. Department of the Treasury announced that it will not enforce the CTA against U.S. citizens and domestic reporting companies and their beneficial owners. The Treasury Department narrowed the scope of the CTA to apply to foreign reporting companies only.
In August 2024, FinCEN adopted a rule extending AML obligations, including maintenance of an AML program and filing certain reports with FinCEN, to registered investment advisers, like Ally Invest Advisors. In December 2025, FinCEN delayed the effective date of the rule to January 1, 2028, in part to allow FinCEN to review the rule.
In October 2025, FinCEN jointly with the FRB, FDIC, NCUA, and the OCC, released FAQs clarifying SAR obligations and related AML requirements for financial institutions. The FAQs focus on SAR filing requirements for potential structuring-related activity, continuing suspicious activity reviews, and the required documentation for a financial institution’s no-SAR decisions. The updated guidance is part of FinCEN’s broader initiative to modernize and streamline AML regulations, with the goal of enabling financial institutions to prioritize resources on activities that provide the greatest value to law enforcement and other government stakeholders.
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
Ally Bank is currently operating under a four-year CRA strategic plan (2023–2026) that has been approved by the FRB. In its most recent performance evaluation in 2025, which covered the first two years (2023–2024) of the CRA Strategic Plan, Ally Bank received an “Outstanding” rating. Failure by Ally Bank to maintain a “Satisfactory” or better rating on its most recent examination under the CRA may adversely affect our ability to expand our financial and related activities as an FHC or make acquisitions. Refer to the section above titled Bank Holding Company, Financial Holding Company, and Depository Institution Status for additional information.
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

Ally Financial Inc. • Form 10-K
Ally adopted its Requirements for the Recovery of Erroneously Awarded Incentive-Based Compensation under NYSE Listing Standard 303A.14, which is filed with this Form 10-K as Exhibit 97.
•Climate-Related and other Sustainability-Related Developments — In recent years, certain lawmakers and regulators in and outside the United States have increased their focus on financial institutions and other companies’ risk oversight, disclosures and practices in connection with climate change and other sustainability-related matters. Several states in which Ally has customers have adopted or proposed statutes, regulations and policies addressing climate change and other sustainability issues.
Human Capital
Our team members are integral to the success of our business, and central to our strategy is attracting, developing, and retaining talented individuals with the range of skills, experience and insights to drive our business forward. We had approximately 10,300 and 10,700 employees as of December 31, 2025, and 2024, respectively, which consisted primarily of full-time employees in the United States. The decrease in employees for the year ended December 31, 2025, was primarily attributable to the sale of our credit card operations, the ceasing of consumer mortgage originations, and workforce reductions, in order to focus on our core businesses and optimize our organizational structure.
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

	2025	2024
Ally score	84	83
Financial services benchmark	77	76
Ally employee participation % (a)	81	80
(a)The participation rate benchmark from our third-party provider was 75% in both 2025, and 2024.
In 2025, our employee engagement scores were within the top 10% of all global companies that participated in the survey for the sixth consecutive year, and we were seven points higher than the financial services industry benchmark. We believe high levels of employee engagement reflect a productive and engaged workforce that contributes to our stable employee retention rate, which was approximately 85% and 87% for the years ended December 31, 2025, and December 31, 2024, respectively. During the year ended December 31, 2025, employee engagement for those in our Band 4 category, which is aligned to most customer-facing roles, increased on average 4 points across all measures of engagement.
Additionally, we internally monitor and provide opportunities for our employees to provide feedback outside of our company-wide engagement survey, which includes collecting employee feedback on our internal website. This survey asks a rotating series of questions that employees answer, and management uses those answers to better understand our enterprise and align strategic priorities.
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

Ally Financial Inc. • Form 10-K
Item 1A.    Risk Factors
We face many risks and uncertainties, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), prospects or the value of our return on an investment in Ally. We describe certain of these risks and uncertainties in this section, although we may be adversely affected by other risks or uncertainties that are not presently known to us, that we have failed to identify, or that we currently consider insignificant. These risk factors should be read in conjunction with the Regulation and Supervision section in Part I, Item 1 of this report, the MD&A in Part II, Item 7 of this report, and the Consolidated Financial Statements and notes thereto. This Annual Report on Form 10-K is qualified in its entirety by these risk factors.
Summary of Risk Factors
Below is a summary of the principal risk factors that could adversely affect our business, results of operations, financial condition (including capital and liquidity), prospects or the value of or return on an investment in Ally.
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
•Our business and financial results may be negatively affected by governmental actions related to climate and other sustainability-related matters.
Risks Related to Our Business
•Weak or deteriorating economic conditions, failures in underwriting, changes in underwriting standards, failures in servicing loans and operating leases, financial or systemic shocks, or continued growth in our nonprime or used vehicle financing business could increase our credit risk, which could adversely affect our business and financial results.
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

Ally Financial Inc. • Form 10-K
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
•The markets for automotive financing, insurance, banking, brokerage, and investment advisory services are extremely competitive, and competitive pressures could adversely affect our business and financial results.
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
•The development and use of AI is rapidly evolving and our failure to appropriately evaluate, adopt, govern, or effectively integrate AI where beneficial could adversely affect us.
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
•Climate-related risks could adversely affect our business, operations, and reputation.
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
•Our business and operations make extensive use of models and certain other qualified tools, and we could be adversely affected if our design, implementation, or use of models and certain other qualified tools are flawed.
Risks Related to Ownership of Our Common Stock
•Our ability to pay dividends on our common stock or repurchase shares in the future may be limited.
•The market price of our common stock could be adversely impacted by anti-takeover provisions in our organizational documents and Delaware law that could delay or prevent a takeover attempt or CIC of Ally or by other banking, antitrust, or corporate laws that have or are perceived as having an anti-takeover effect.
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
While the scope, intensity, and focus of governmental oversight can vary from time to time, we expect a highly demanding environment for the foreseeable future. Regulatory and other governmental agencies have in the past taken, and in the future may continue to take actions that create more challenging and volatile financial and operating conditions for financial-services companies, including through formal rulemakings that change the law or interpretations of the law, supervisory expectations and public statements that are designed to informally compel changes in industry practices, and more aggressive approaches to enforcement that are accompanied by increasingly severe penalties. Further, the level of regulatory scrutiny may fluctuate over time based on numerous factors, including as a result of changes in governmental policies in response to adverse events impacting the financial services industry or from changes to public sentiment regarding financial institutions. We are unable to predict the form or nature of any future changes to the laws, rules, regulations, or supervisory guidance and policies, including the interpretation, implementation, or enforcement thereof. Changes in laws or the regulatory and supervisory environment could adversely affect us in substantial and unpredictable ways. The introduction of new or more stringent regulatory requirements, as well as heightened supervisory expectations, could require Ally to maintain additional capital or liquidity or incur significant expenses. In addition, changes in the regulatory environment or increased governmental oversight may increase our operating costs or reduce our revenues, limit the types of financial services and products we may offer, alter the investments we may make, affect the manner in which we conduct our business and operations, increase our litigation and regulatory costs, and enhance the ability of others to offer more competitive financial services and products. We continue to devote substantial time and resources to risk management, compliance, regulatory-change management, and cybersecurity and other technology initiatives, each of which—whether successful or not—also may adversely affect our ability to operate profitably or to pursue advantageous business opportunities.
Ally has elected to be treated as an FHC, which permits us to engage in a number of financial and related activities—including securities, advisory, insurance, and merchant-banking activities—beyond the business of banking. As a result, Ally and Ally Bank are subject to ongoing requirements for Ally to qualify as an FHC, including that Ally and all of its depository institution subsidiaries must be “well capitalized” and “well managed,” as defined under applicable law. If a BHC or any of its IDIs is found not to be well capitalized or well managed, the BHC can be restricted from engaging in the broader range of financial and related activities permitted for FHCs, including the ability to acquire companies engaged in those activities, and can be required to discontinue these activities or even divest any of its IDIs. In addition, if an IDI subsidiary of a BHC fails to achieve a “satisfactory” or better rating in its most recent CRA performance evaluation, the ability of the BHC to expand its financial and related activities or make acquisitions could be restricted.
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

Ally Financial Inc. • Form 10-K
Our regulatory and supervisory environments—whether at international, federal, state, or local levels—are not static. No assurance can be given that applicable statutes, regulations, and other laws will not be amended or construed differently, that new laws will not be adopted, that any of these laws will not be enforced more aggressively, or that applicable laws, or the interpretation or enforcement thereof, may overlap, diverge or conflict across jurisdictions. Litigation challenging actions or regulations by federal or state authorities could, depending on the outcome, significantly affect the regulatory and supervisory framework affecting our operations. Changes in the regulatory and supervisory environments, including as a result of changes from elections in the United States and the corresponding change in administrative regimes, could adversely affect us in substantial and unpredictable ways, including by limiting the types of financial services and products we may offer, enhancing the ability of others to offer more competitive financial services and products, and restricting our ability to make acquisitions or pursue other profitable opportunities. Uncertainty about the timing and scope of future changes in laws, regulations and policies, or the interpretations thereof, may impact our decision making with respect to business activities or initiatives, and reacting to such changes could increase our operating and compliance costs. Further, our noncompliance with applicable laws—whether as a result of changes in interpretation or enforcement, system or human errors, or otherwise and, in some cases, regardless of whether noncompliance was inadvertent—could result in the suspension or revocation of licenses or registrations that we need to operate and in the initiation of enforcement and other supervisory actions or private litigation.
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
Depending on the circumstances, to satisfy the FRB in its review of our capital plan, we may be required to further cease or limit capital distributions or to issue capital instruments that could be dilutive to shareholders. The FRB also may prevent us from maintaining or expanding lending or other business activities. Any of these developments, including the mere fact of being required by the FRB to revise or resubmit our capital plan may damage our reputation and result in a loss of customer or investor confidence.
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
Ally Bank is a key part of our funding strategy, and we place great reliance on deposits at Ally Bank as a source of funding. Our reliance on deposits as a source of funding has increased in recent years. As of December 31, 2025, deposits represented approximately 87% of our liability-based funding sources. Competition for deposits and deposit customers, however, is intense and has increased in recent years, making it more challenging for us to rely on customer acquisition as a primary source of new deposit funding. Ally Bank does not have a branch network but, instead, obtains its deposits through online and other digital channels, from other business lines including customers of Ally Invest, and through deposit brokers. Brokered deposits may be more price sensitive than other types of deposits and may become less available if alternative investments offer higher returns. Our brokered deposits totaled $6.7 billion at December 31, 2025, which represented 4.4% of total deposit liabilities. In addition, our ability to maintain, grow, or favorably price deposits may be constrained by our focus on online and mobile banking, gaps in our product and service offerings, changes in consumer trends, our smaller scale relative to other financial institutions, competition from fintech companies and emerging financial-services providers, the recent resurgence of ILCs, the growth of digital assets and related platforms that may divert customer funds from traditional deposit products, any failures or deterioration in our customer service, or any loss of confidence in our brand or our business. In the past, we have relied on deposit growth to fund our lending activities and other business initiatives. If we are unable to maintain or grow our deposit base to meet our business objectives and liquidity requirements, we may be required to raise alternative sources of capital, which may not be available to us when needed or on favorable terms. Increased costs of funding could adversely impact our profitability and financial position, or otherwise adversely affect our ability to conduct our current business activities or meet our growth objectives. Our level and cost of deposits also could be adversely affected by regulatory or supervisory restrictions, including any applicable prior approval requirements or limits on our offered rates or brokered deposit growth, and by changes (including the pace of change) in monetary or fiscal policies that influence deposit or other interest rates. Perceptions of our existing and future financial strength or the financial strength of the financial-services industry generally, rates or returns offered by other financial institutions or third-parties, and other competitive factors beyond our control, including returns on alternative investments, will also impact the size and cost of our deposit base. For example, Ally Bank could be subject to sudden withdrawals of deposits, including as a result of negative media coverage, which may be spread through social media, regarding us or the financial services industry generally. Online and mobile banking have made it easier for customers to withdraw their deposits or transfer funds to other accounts with short notice. This may make retaining deposits during periods of stress more difficult. In addition, depositors of certain types of deposits, such as uninsured or uncollateralized deposits, may be more likely to withdraw their deposits or do so more quickly. Any such withdrawals could result in higher funding costs for us as we lose a lower cost source of funding, and significant unanticipated withdrawals could materially and adversely affect our liquidity, financial condition, and results of operations. These adverse results could be amplified during times of stress, during which our access to alternative sources of capital may be limited. Approximately 92% of total deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of December 31, 2025.
Our business and financial results could be adversely affected by the political environment and governmental fiscal and monetary policies.
A fractious or volatile political environment in the United States, including any related social unrest, could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor, and regulatory sentiments, any one or more of which in turn could cause our business and financial results to suffer. Uncertainty regarding government shutdowns, government funding, debt ceilings or deficits could adversely affect economic and market conditions, as well as the credit rating of the United States. A default by the United States on its debt obligations or additional prolonged government shutdowns could result in unprecedented market volatility. A downgrade of the U.S. federal government’s credit rating, whether due to a default, concerns about a default or otherwise, could adversely affect financial markets and the value and liquidity of U.S. government securities. In addition, disruptions in the foreign relations of the United States could adversely affect the automotive and other industries on which our business depends and our tax positions and other dealings in foreign countries. We also could be negatively impacted by political scrutiny of the financial-services industry in general or our business or operations in particular, whether or not warranted, and by an environment where criticizing financial-services providers or their activities is politically advantageous.
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
Our business and financial results may also be affected by changes in government policies. For example, the current U.S. administration has adopted and may consider additional tariffs, other controls on imports or exports, and other foreign policies that could affect our businesses and supply chain. Such developments have negatively impacted our business and the automobile industry and could continue to do so. The long term impacts on the automobile industry remain uncertain and could negatively impact our business to the extent they increase the cost of automobile repairs, reduce the purchasing power or credit quality of our customers or impact the ability of third parties to provide services upon which Ally depends. In addition, in recent years the U.S. federal government and the U.S. Treasury Department have been required to take specific measures to prevent the U.S. government from breaching the federal debt ceiling. Continued uncertainty as to the

Ally Financial Inc. • Form 10-K
U.S. federal debt ceiling, or any federal government shutdown, downgrade in the U.S. sovereign credit rating or other adverse effects of a prolonged period of elevated budget deficits, including changes in fiscal and monetary policies, could have severe repercussions on us and our clients.
Additionally, changes to tax policies, or changes to the interpretations of existing policies, could have a significant impact on our results of operations and financial condition. Tax and other fiscal policies, moreover, impact not only general economic and market conditions but also give rise to incentives or disincentives that affect how we and our customers prioritize objectives, deploy resources, and run households or operate businesses. For example, the September 30, 2025 expiration of federal electric-vehicle tax credits for both new and used vehicles, in addition to vehicle recalls and OEM marketing incentives, have negatively impacted both consumer demand for electric vehicles and the residual value of electric vehicles subject to an automotive operating lease. Both the timing and the nature of any changes in monetary or fiscal policies, as well as their consequences for the economy and the markets in which we operate, are beyond our control and difficult to predict but could adversely affect us.
More broadly, the U.S. federal government, U.S. states and certain other countries and regions have adopted or are considering legislation, regulation or policies that reflect diverging and, in some cases, potentially conflicting policy goals. Compliance with such laws, regulations or policies, including any that may be adopted in the future, could, among other things, increase the costs of operating our businesses, reduce the demand for our products and services, impact our ability to meet or maintain current or future goals or targets or continue initiatives, and increase our legal, operational and other risks, any or all of which could materially adversely affect our results of operations. Failure, or perceived failure, to comply with any legislation, regulation or policy, including as a result of making good faith interpretations that may differ from those taken by enforcement authorities in relevant jurisdictions, could potentially result in substantial fines, criminal sanctions, reputational harm or operational changes. Changes in administration priorities can also lead to shifts in supervisory or enforcement focus—for example, public debates around “debanking” and related account-closure practices—which may alter regulatory expectations and increase compliance and reputational risks. Moreover, our customers, shareholders, employees and other stakeholders have a full range of expectations, demands and perspective on environmental, social and other topics, which are continuing to evolve. We may not be able to meet the full range of expectations and demands of all of our stakeholders, which could harm our reputation, reduce customer demand for our products and services, and subject us to legal and operational risks.
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
Cybersecurity and data-privacy risks have received heightened legislative and regulatory attention and have been a specific focus area in supervisory reviews. In recent years, governments and regulators in multiple jurisdictions have adopted or proposed to adopt additional legal requirements focused on cybersecurity risk management, governance and disclosure, as well as data privacy and personal financial data rights. For example, U.S. banking agencies have adopted rules requiring us to notify the FRB within 36 hours of any significant computer security incident and have proposed enhanced cyber risk management standards applicable to us and our service providers that would address cyber risk governance and management, management of internal and external dependencies, and incident response, cyber resilience, and situational awareness. Several states and their governmental agencies, such as the NYDFS, also have adopted or proposed cybersecurity and data-privacy laws. Failure to comply with privacy laws or supervisory expectations could result in enforcement actions, civil litigation or reputational damages.
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
Our business and financial results may be negatively affected by governmental actions related to climate and other sustainability-related matters.
Governments and policymakers at the federal, state, local and international levels are increasingly focused on climate- and other sustainability-related issues, including the potential for climate-related risks to impact the safety and soundness of large financial institutions.

Ally Financial Inc. • Form 10-K
Furthermore, in recent years, there has been increasing divergence in how government and policy makers are approaching these issues. See the risk factor above, titled Our business and financial results could be adversely affected by the political environment and governmental fiscal and monetary policies.
For example, in recent years, there have been efforts by international, federal, state and local governments and regulators to mandate certain climate-related disclosures. Several states, including California, have enacted or proposed legislation, regulations or policies that would require companies to publish detailed information on its climate-related performance and governance, or otherwise address climate and other sustainability related matters. At the same time, there have been efforts by other governments and policymakers to prohibit or limit the extent to which companies, including financial institutions, factor sustainability considerations into their business and operations. Several states have enacted or proposed statutes, regulations or policies to that effect.
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
Failure to adequately respond to the changing regulatory environment or stakeholder expectations with respect to climate- or sustainability-related matters, including climate-related disclosure, could result in increased costs, subject us to additional legal or regulatory proceedings or otherwise adversely affect our operations, reputation and our financial results. Further, it is possible that government responses to actual or perceived changes in climate and related sustainability risks may occur more rapidly than we (or third-parties on whom we rely for certain climate- or other sustainability-related information or services) are able to adapt. Our ability to comply with these requirements and expectations, including responses to any inquiry or investigation from a regulatory agency, could have a material adverse effect on our operations, reputation and our financial results.
How governments act to address climate and related sustainability risks, as well as associated changes in the behavior and preferences of businesses and consumers, could have an adverse effect on our business and financial results. For example, physical and transition risks associated with climate-related risks and extreme weather events could affect households, communities, businesses, and governments, which could impede business activity, affect household incomes, and alter the value of assets and liabilities. These risks are often difficult to quantify or predict, and may be propagated through the economy and financial system, the financial sector may experience credit and market risks associated with loss of income, defaults and changes in the values of assets, liquidity risks associated with changing demand for liquidity, operational risks associated with disruptions to infrastructure or other channels, or legal risks. As a result, we may change or cease some of our business or operational practices or incur additional capital, compliance, and other costs. Climate-related risks are rapidly changing and evolving in an escalating fashion, making them difficult to assess due to limited data.
Risks Related to Our Business
Weak or deteriorating economic conditions, failures in underwriting, changes in underwriting standards, failures in servicing loans and operating leases, financial or systemic shocks, or continued growth in our nonprime or used vehicle financing business could increase our credit risk, which could adversely affect our business and financial results.
Our business is centered around lending and banking with an emphasis on our digital platform, and a significant percentage of our assets are composed of loans, operating leases, and securities. As a result, in the ordinary course of business, credit risk is one of our most significant risks.
Our business and financial results depend significantly on household, business, economic, and market conditions. When those conditions are weak or deteriorating, we could simultaneously experience reduced demand for credit and increased delinquencies or defaults, including in the loans that we have securitized and in which we retain a residual interest. These kinds of conditions also could dampen the demand for products and services in our insurance, banking, brokerage, advisory, and other businesses. Increased delinquencies or defaults could also result from our failing to appropriately underwrite loans and operating leases that we originate or purchase or from our adopting—for strategic, competitive, or other reasons—more liberal underwriting standards. If delinquencies or defaults on our loans and operating leases increase, their value and the income derived from them could be adversely affected, and we could incur increased administrative and other costs in seeking a recovery on claims and any collateral. If unfavorable conditions are negatively affecting used vehicle or other collateral values at the same time, the amount and timing of recoveries could suffer as well. If the economic conditions impacting the credit quality of our customers were to worsen, we could be subject to significant losses in our credit portfolio. Weak or deteriorating economic conditions also may negatively impact the market value and liquidity of our investment securities, and we may be required to record additional impairment charges that adversely affect earnings if debt securities suffer a decline in value. There can be no assurance that our forecasts of economic conditions, our assessments and monitoring of credit risk, and our efforts to mitigate credit risk through risk-based pricing, appropriate underwriting and investment policies, loss-mitigation strategies, and diversification are, or will be, sufficient to prevent an adverse impact to our business and financial results. A financial or systemic shock and a failure of a significant counterparty or a significant group of counterparties could negatively impact us as well, possibly to a severe degree, due to our role as a financial intermediary and the interconnectedness of the financial system.

Ally Financial Inc. • Form 10-K
We continue to have exposure to nonprime consumer automotive financing and used vehicle financing. We define nonprime consumer automotive loans primarily as those loans with a FICO® Score (or an equivalent score) at origination of less than 620. Customers that finance used vehicles tend to have lower FICO® Scores as compared to new vehicle customers, and defaults resulting from vehicle breakdowns are more likely to occur with used vehicles as compared to new vehicles that are financed. The carrying value of our nonprime consumer automotive loans before allowance for loan losses was $8.6 billion, or approximately 10.1% of our total consumer automotive loans at December 31, 2025, as compared to $8.2 billion, or approximately 9.7% of our total consumer automotive loans at December 31, 2024. At December 31, 2025, and 2024, $262 million and $286 million, respectively, of nonprime consumer automotive loans were considered nonperforming as they had been placed on nonaccrual status in accordance with our accounting policies. Refer to the Nonaccrual Loans section of Note 1 to the Consolidated Financial Statements for additional information. Additionally, the carrying value of our consumer automotive used vehicle loans before allowance for loan losses was $58.6 billion, or approximately 68.5% of our total consumer automotive loans at December 31, 2025, as compared to $57.4 billion, or approximately 68.5% of our total consumer automotive loans at December 31, 2024. If our exposure to nonprime consumer automotive loans or used vehicle financing continue to increase over time, our credit risk will increase to a possibly significant degree.
As part of the underwriting process, we rely heavily upon information supplied by applicants and other third-parties, such as credit reporting agencies, automotive dealers and retailers (in the case of automotive consumer and commercial loans), and service providers. If any of this information is intentionally or negligently misrepresented and the misrepresentation is not detected before completing the transaction, we may experience increased credit risk.
Our ability to manage credit risk depends in part on the effectiveness of our loan and operating lease servicing activities, including payment processing, billing and collections, customer communications, collateral management, and loss mitigation. Failures, deficiencies, or delays in these servicing functions—whether due to process breakdowns, system limitations, human or AI-related errors, third-party service providers, or increases in servicing volumes—could impair our ability to identify, monitor, and remediate emerging credit issues in a timely manner. Inadequate servicing performance may also result in delayed collections, increased delinquencies, higher charge-offs, or diminished recoveries. Servicing failures may also negatively affect customer behavior, particularly during periods of economic stress. Any such developments could result in higher credit losses which could adversely affect our business and financial results.
Our allowance for loan losses may not be adequate to cover actual losses, and we may be required to significantly increase our allowance, which may adversely affect our financial condition and results of operations.
Under CECL, we measure credit losses for financial assets measured at amortized cost basis, which includes the vast majority of our finance receivables and loan portfolio. The allowance is established to reserve for management’s best estimate of expected lifetime losses inherent in our finance receivables and loan portfolio.
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
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current and future credit risks using existing quantitative and qualitative information, all of which may change substantially over time. Changes in economic conditions affecting borrowers, revisions to accounting rules and related guidance, new qualitative or quantitative information about existing loans, identification of additional problem loans, changes in the size or composition of our finance receivables and loan portfolio, changes to or errors in our models, data, or loss estimation techniques including consideration of forecasted economic assumptions, the impact of natural disasters and other catastrophic events that may be difficult to predict and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. For example, due to the nature of our business, our financial position and results of operations are specifically susceptible to risks associated with increases in factors such as interest rates, unemployment, or inflation, or decreases in GDP, real personal income, used vehicle values, or home values, beyond what is reflected in our models, all of which could result in an increased inability for consumers to pay their loans, and may result in an increase in the allowance for loan losses. Any increase in the allowance in future periods may adversely affect our financial condition or results of operations. Refer to the risk factor below, titled Our business and operations make extensive use of models and certain other qualified tools, and we could be adversely affected if our design, implementation, or use of models and certain other qualified tools are flawed, for more information on how risks associated with our use of models could affect our allowance for loan losses.
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

Ally Financial Inc. • Form 10-K
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
Our share of commercial wholesale financing remains at risk of decreasing in the future as a result of intense competition and other factors. The number of dealers with whom we have wholesale relationships decreased approximately 3% as of December 31, 2025, compared to December 31, 2024. If we are not able to maintain existing relationships with significant automotive dealers or if we are not able to develop new relationships for any reason—including if we are not able to provide services on a timely basis, offer products and services that meet the needs of the dealers, compete successfully with the products and services of our competitors, or effectively counter the influence that captive automotive finance companies have in the marketplace or the exclusivity privileges that some competitors have with automotive manufacturers—our wholesale funding volumes, and the number of dealers with whom we have retail funding relationships, could decline in the future. If this were to occur, our business, results of operations, financial condition, or prospects could be adversely affected. In addition, the recent resurgence of ILCs could heighten competitive pressures, as ILCs—affiliated with fintech, technology-enabled companies, or OEMs—can offer bank-like products without being subject to the full scope of regulation and supervision applicable to bank holding companies, which could enable ILCs and similar institutions to compete more aggressively against us.
GM and Stellantis dealers and their retail customers continue to constitute a significant portion of our customer base, which creates concentration risk for us.
While we continue to diversify our automotive finance and insurance businesses and to expand into other financial services, GM and Stellantis dealers and their retail customers still constitute a significant portion of our customer base. In 2025, 34% of our new vehicle dealer inventory financing and 24% of our consumer automotive financing volume were transacted for GM dealers and customers, and 36% of our new vehicle dealer inventory financing and 13% of our consumer automotive financing volume were transacted for Stellantis dealers and customers. In 2024, 30% of our new vehicle dealer inventory financing and 22% of our consumer automotive financing volume were transacted for GM dealers and customers, and 46% of our new vehicle dealer inventory financing and 16% of our consumer automotive financing volume were transacted for Stellantis dealers and customers. A significant adverse change in GM’s or Stellantis’ business—including, for example, in the production or sale of GM or Stellantis vehicles, the quality or resale value of GM or Stellantis vehicles, GM’s or Stellantis’ relationships with its key suppliers, or the rate or volume of recalls of GM or Stellantis vehicles—could negatively impact our GM and Stellantis dealer and retail customer bases and the value of collateral securing our extensions of credit to them. Any future reductions in GM and Stellantis business that we are not able to offset would adversely affect our business and financial results. Refer to Note 29 to the Consolidated Financial Statements for additional information.
Our business and financial results are dependent upon overall U.S. automotive industry sales volume.
Our automotive finance and insurance businesses are impacted by the sales volume for new and used vehicles. Vehicle sales are impacted, in turn, by several economic and market conditions, including employment levels, household income and savings, vehicle affordability, interest rates, credit availability, inventory levels, customer preferences, and fuel costs. Any future declines in new or used vehicle sales, including as a result of market conditions and other external factors over which we do not control, could have an adverse effect on our business and financial results.
Vehicle loans and operating leases make up a significant part of our earning assets, and our business and financial results could suffer if used vehicle prices are low or volatile or decrease in the future beyond our expectation.
During the year ended December 31, 2025, approximately 60% of our average earning assets were composed of vehicle loans or operating leases and related residual securitization interests. If we experience higher losses on the sale of repossessed vehicles or lower or more volatile residual values for off-lease vehicles, our business or financial results could be adversely affected.
General economic conditions, the supply of off-lease and other vehicles to be sold, the levels of demand for vehicle ownership and use, relative market prices for new and used vehicles, perceived vehicle quality, how OEM’s prioritize gasoline and electric vehicles, overall vehicle prices, the vehicle disposition channel, volatility in gasoline or diesel fuel prices, levels of household income and savings, interest rates, and other factors outside of our control heavily influence used vehicle prices. Consumer confidence levels and the strength of automotive manufacturers, dealers, and retailers can also influence the used vehicle market.
Our expectation of the residual value of a vehicle subject to an automotive operating lease contract is a critical element used to determine the amount of the operating lease payments under the contract at the time the customer enters into it. As a result, to the extent that the actual residual value of the vehicle—as reflected in the sale proceeds received upon remarketing at lease termination—is less than the expected residual value for the vehicle at lease inception, we will incur additional depreciation expense and lower profit on the operating lease transaction than our priced expectations. For example, residual values for certain plug-in hybrid vehicles have experienced pressure recently driven primarily by the elimination of federal electric-vehicle tax credits for both new and used vehicles, vehicle recalls, and OEM marketing incentives. In addition, during the first quarter of 2026, Stellantis announced the discontinuation of certain plug-in hybrid electric vehicle models, which could exert further downward pressure on used vehicle values for these models. Such decreases in used vehicle values could adversely affect our remarketing performance and realized residual values for certain vehicles currently in our operating lease portfolio, could result in an impairment to our operating lease assets, or could result in a prospective increase in depreciation expense.

Ally Financial Inc. • Form 10-K
In addition, we obtain residual value guarantees in connection with the origination of new operating lease contracts. In these instances, our expectation of the residual value of the vehicle is dependent on our assessment of the value of the underlying OEM guarantee and the creditworthiness of the OEM providing the guarantee. To the extent that an OEM defaults on its obligations under any residual value guarantee, it could have an adverse impact on our financial position and results of operations.
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
We are highly dependent on net interest income, which is the difference between interest income on earning assets (such as loans and investments) and interest expense on deposits and borrowings. Net interest income is significantly affected by market rates of interest, which in turn are influenced by monetary and fiscal policies, general economic and market conditions (including high or increasing levels of inflation), the political and regulatory environments, business and consumer sentiment, competitive pressures, and expectations about the future (including future changes in interest rates). We may be adversely affected by policies, laws, and events that have the effect of flattening or inverting the yield curve (that is, the difference between long-term and short-term interest rates), depressing the interest rates associated with our earning assets to levels near the rates associated with our interest expense, increasing the volatility of market rates of interest (including the rate of change), or changing the spreads among different interest rate indices. As of December 31, 2025, our balance sheet is modestly asset sensitive in the near term due to our floating-rate assets and pay-fixed hedge position. However, our balance sheet remains liability sensitive over the medium term, driven by the assumed repricing of our deposits and market-based funding outpacing the assumed repricing of our floating-rate assets and pay-fixed swaps.
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
The level of and changes in market rates of interest—and, as a result, these risks and uncertainties—are beyond our control. The dynamics among these risks and uncertainties are also challenging to assess and manage. For example, while an accommodative monetary policy may benefit us to some degree by spurring economic activity among our customers, such a policy may ultimately cause us more harm by inhibiting our ability to grow or sustain net interest income. A rising interest rate environment can pose different challenges, such as potentially slowing the demand for credit, increasing delinquencies and defaults, and reducing the values of our loans and fixed-income securities. Market volatility in interest rates, including the rate of change, can create particularly difficult conditions. During 2021 and through 2023, following a meaningful rise in inflation, the FRB sharply increased the federal funds rate. The federal funds target range reached 5.25–5.50% in 2023. However, the Federal Reserve gradually lowered the federal funds target range during 2024 and 2025, to 3.50–3.75% as of December 31, 2025, in response to easing inflation trends and labor market pressures. The timing, pace and direction of additional interest rate changes remains uncertain, and will largely depend on trends in inflation, employment and other macroeconomic factors that are outside of our control, and could have a significant impact on our net interest income, allowances for loan losses, the value of securities portfolio and our results of operation and financial position. Refer to the section titled Market Risk in the MD&A that follows and Note 21 to the Consolidated Financial Statements.
We rely extensively on third-party service providers in delivering products and services to our customers and otherwise conducting our business and operations, and their failure to perform to our standards or other issues of concern with them could adversely affect our reputation, business, and financial results.
We rely on third-party service providers to support our business and operations, including online and mobile banking, brokerage, customer service, financial reporting, and operating systems and infrastructure. We rely on our third-party service providers to provide critical products and services to facilitate our business activities, including by providing data and information, technology, security and other infrastructure services. While we have implemented a supplier-risk-management program and can exert varying degrees of influence over our service providers, we do not control them, their actions, or their businesses. Despite our supplier-risk-management program, there can be no assurance that our third-party service providers will notify us of any potential risks or incidents in a timely manner or that our risk-management procedures will be effective in mitigating the impact of actions by third-party service providers on our business. Service providers have not always met our requirements and expectations, and no assurance can be provided that in the future they will perform to our standards, adequately represent our brand, comply with applicable law, appropriately manage their own risks (including cybersecurity), remain financially or operationally viable, abide by their contractual obligations, or continue to provide us with the services that we require. In such a circumstance, our ability to deliver products and services to customers, to satisfy customer expectations, and to otherwise

Ally Financial Inc. • Form 10-K
successfully conduct our business and operations have been and, in the future, could be adversely affected. These risks are amplified to the extent that we or our third-party service providers make use of cloud computing, AI or other emerging technologies that may make our systems and those of our third-party service providers more susceptible to cyberattacks and other information technology risks, which in turn could have an adverse effect on our business and operations to the extent that they are not able to mitigate their cybersecurity or other information technology risks. In addition, we may need to incur substantial expenses to address issues of concern with a service provider, and if the issues cannot be acceptably resolved, we may not be able to timely or effectively replace the service provider due to contractual restrictions, the unavailability of acceptable alternative providers, or other reasons. Further, regardless of how much we can influence our service providers, issues of concern with them could result in supervisory actions and private litigation against us and could harm our reputation, business, and financial results. In these instances, we may be unable to enforce any indemnification or other rights we may have against such service providers.
We are or may be subject to potential liability in connection with pending or threatened legal proceedings and other matters, which could adversely affect our business or financial results.
As a financial-services company, we are regularly involved in pending or threatened legal proceedings and other matters and are or may be subject to potential liability in connection with them. These legal matters may be formal or informal and include litigation and arbitration with one or more identified claimants, certified or purported class actions with yet-to-be-identified claimants, and regulatory or other governmental information-gathering requests, examinations, investigations, and enforcement proceedings. Our legal matters exist in varying stages of adjudication, arbitration, negotiation, or investigation and span our business lines and operations. Claims may be based in law or equity—such as those arising under contracts or in tort and those involving banking, consumer-protection, securities, tax, employment, and other laws—and some can present novel legal theories and allege substantial or indeterminate damages. In addition, our tax positions have been and could continue to be challenged by taxing authorities, and any adverse results could materially impact our business, results of operations, and financial condition.
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
Skilled employees are our most important resource, and competition for talented people is intense. Even though compensation and benefits expense are among our highest costs, we may not be able to locate and hire the best people, keep them with us, or properly motivate them to perform at a high level. This risk may be exacerbated due to some of our competitors having significantly greater scale, financial and operational resources, and brand recognition. While we strive to mitigate human-capital risks, our senior executives and other key leaders possess deep, broad industry experience that would be difficult to replace without some disruption, making effective leadership continuity through succession planning critical. Delays in identifying, developing, or integrating successors for key roles could result in operational disruption and execution risk. We may also experience competition in retaining employees based on remote or other flexible work arrangements, and our ability to attract or retain qualified employees may be adversely affected if our work arrangements are perceived as less favorable than those of our competitors. Continued scrutiny of compensation practices, especially in the financial services industry, has made this competition for talent only more difficult. In addition, many parts of our business are particularly dependent on key personnel, and retaining talented people in certain areas, has been challenging. Further, growth in our businesses, through acquisitions or otherwise, will further increase our need for skilled employees. If we were to lose and find ourselves unable to replace these personnel or other skilled employees or if the competition for talent were to drive our compensation costs to unsustainable levels, our management of operational and other risks could suffer, and our business and financial results could be negatively impacted.
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

Ally Financial Inc. • Form 10-K
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
We have significant maturities of unsecured and secured debt each year. Additional funding, whether through deposits or borrowings, will be required to fund a substantial portion of the debt maturities in the upcoming years, and we may not be able to obtain such additional funding at interest rates or on other terms as favorable as the interest rates and other terms on the maturing debt.
Ally and Ally Bank continue to access the securitization markets. However, there can be no assurances that these sources of liquidity will remain available to us particularly during periods of financial instability.
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
We have a significant amount of indebtedness apart from deposit liabilities. At December 31, 2025, we had approximately $17.7 billion in principal amount of indebtedness outstanding (including $7.1 billion in secured indebtedness). Interest expense on our indebtedness was equal to approximately 8% of our total financing revenue and other interest income for the year ended December 31, 2025. We also have the ability to create additional indebtedness.
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
The cost and availability of our funding are meaningfully affected by our short- and long-term credit ratings. Each of S&P’s Rating Services, Moody’s Investors Service, Inc., Fitch, Inc., and DBRS rates some or all of our debt, and these ratings reflect the rating agency’s opinion of our financial strength, operating performance, strategic position, and ability to meet our obligations. Agency ratings are not a recommendation to buy, sell, or hold any security and may be revised or withdrawn at any time. Each agency’s rating should be evaluated independently of any other agency’s rating.
Any downgrades to our credit ratings or their failure to meet investor expectations may result in higher non-deposit borrowing costs, reduced access to the banking and capital markets, more restrictive terms and conditions being added to any new or replacement financing arrangements.
The markets for automotive financing, insurance, banking, brokerage, and investment advisory services are extremely competitive, and competitive pressures could adversely affect our business and financial results.
The markets for automotive financing, insurance, banking, brokerage, and investment advisory services are highly competitive, and we expect competitive pressures only to remain intense in the future, especially in light of the regulatory and supervisory environments in which we operate, innovations that alter the barriers to entry, current and evolving economic and market conditions, changing customer preferences and consumer and business sentiment, and monetary and fiscal policies. In addition, the emergence, adoption, and evolution of new technologies that affect intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in robotic process automation or AI could significantly affect the competition for financial services. Refer to the section above titled Industry and Competition in Part I, Item 1 of this report. The recent resurgence of ILCs could further heighten competitive pressures, as ILCs—often affiliated with fintech and technology-enabled companies—can offer bank-like products without being subject to the full scope of regulation and supervision applicable to bank holding companies. This could enable ILCs and similar institutions to compete more aggressively against us. Competitive pressures may drive us to take actions that we might otherwise eschew, such as lowering the interest rates or fees on loans, raising the interest rates on deposits, or adopting more liberal underwriting standards. These pressures also may accelerate actions that we might otherwise elect to defer, such as substantial investment in systems or infrastructure. Whatever the reason, actions that we take in response to competition may adversely affect our results of operations and financial condition. These consequences could be exacerbated if we are not successful in introducing new products and services, achieving market acceptance of our products and services, developing and maintaining a strong customer base, continuing to enhance our reputation, or prudently managing risks and expenses.
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
Geopolitical conditions, government shutdowns, military conflicts (including Russia’s invasion of Ukraine and the conflicts in the Middle East), acts or threats of terrorism, natural disasters, pandemics, disruptions in the U.S. or global economy caused by geopolitical events and related sanctions, and other conditions or events beyond our control may adversely affect our business, results of operations, financial condition, or prospects. For example, military conflicts, acts or threats of terrorism, and political, financial, or military actions taken in response could adversely affect general economic, business, or market conditions and, in turn, us, especially as an intermediary within the financial system. In addition, nation states engaged in warfare or other hostile actions may directly or indirectly use cyberattacks against financial systems and financial-services companies like us to exert pressure on one another or other countries with influence or interests at stake. We also could be negatively impacted if our key personnel, a significant number of our employees, or our systems or infrastructure were to become unavailable or damaged due to a pandemic, natural disaster, war, act of terrorism, accident, or similar cause. Furthermore, a shutdown of the United States government could adversely affect the economy and increase the risk of economic instability and market volatility, which could have an adverse impact on our business, financial condition, liquidity, and results of operations. These same risks and uncertainties arise too for the service providers and counterparties on whom we depend as well as their own third-party service providers and counterparties.

Ally Financial Inc. • Form 10-K
In the past, significant unforeseen events have had a significant impact on our provision for credit losses and results of operations. In the case of Russia’s invasion of Ukraine and the current conflicts in the Middle East, security risks as well as increases in fuel and other commodity costs, supply-chain disruptions, and associated inflationary pressures have impacted our business the most. Additionally, the U.S. government and governments in other jurisdictions have in the past responded, and may in the future respond, to geopolitical developments by imposing economic sanctions and export controls. We incur costs and are exposed to operational risk in connection with compliance with economic sanctions and restrictions imposed by governments. These conditions and events and others like them are highly complex and inherently uncertain, and their effect on our business, results of operations, financial condition, and prospects in the future cannot be reliably predicted.
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
We employ various hedging strategies to mitigate the interest rate, foreign exchange, and market risks inherent in many of our assets and liabilities. Our hedging strategies rely considerably on assumptions and projections regarding our assets and liabilities as well as general market factors. If any of these assumptions or projections prove to be incorrect or our hedges do not adequately mitigate the impact of changes in interest rates, foreign exchange rates, and other market factors, we may experience volatility in our earnings that could adversely affect our profitability and financial condition. In addition, we may not be able to find market participants that are willing to act as our hedging counterparties on acceptable terms or at all, which could have an adverse effect on the success of our hedging strategies. Our hedging strategies are not designed to eliminate all interest rate, foreign exchange, and market risks, and we were adversely impacted by the sharp increase in interest rates during 2022 and 2023. Refer to the risk factors titled The levels of or changes in interest rates could affect our results of operations and financial condition and Significant fluctuations in the valuation of investment securities or market prices could negatively affect our financial results.
We use estimates and assumptions in determining the value or amount of many of our assets and liabilities. If our estimates or assumptions prove to be incorrect, our cash flow, profitability, financial condition, and prospects could be adversely affected.
We use estimates and assumptions in determining the fair value of many of our assets, including retained interests from securitizations, loans held-for-sale, and other investments that do not have an established market value or are not publicly traded. We also use estimates and assumptions in determining the residual values of our operating lease assets, which, in cases where residual values are guaranteed by OEMs, also depend on our expectations and assumptions regarding the creditworthiness of such OEMs. In addition, we use estimates and assumptions in determining our allowance for loan losses, provision for income taxes, reserves for legal matters, insurance losses, and loss adjustment expenses (which represent the accumulation of estimates for both reported losses and those incurred, but not reported, including claims adjustment expenses relating to direct insurance and assumed reinsurance agreements). Refer to the section titled Critical Accounting Estimates in the MD&A that follows for additional details on the allowance for loan losses, the valuation of automotive operating lease assets and residuals, fair value of financial instruments, and the determination of provision for income taxes. Our assumptions and estimates may be inaccurate for many reasons. For example, they often involve matters that are inherently difficult to predict and that are beyond our control (such as macroeconomic conditions and their impact on automotive dealers and retailers, and consumers) and often involve complex interactions between a number of dependent and independent variables, factors, and other assumptions. In addition, our estimates and assumptions are based on the data that is available to us, some of which is provided by third parties. Any deficiencies in the accuracy, timeliness or completeness of data, or the effectiveness in our data gathering, analysis and validation processes, including processes to validate third-party sources of data, could result in errors in our estimates and assumptions. Assumptions and estimates are also far more difficult during periods when markets are dislocated or illiquid and when comparable historical data is lacking or where future outcomes deviate from historical results, such as during pandemics or during periods of increased volatility in financial markets. As a result, our actual experience may differ substantially from these estimates and assumptions. A meaningful difference between our estimates and assumptions and our actual experience may adversely affect our cash flow, profitability, financial condition, and prospects and may increase the volatility of our financial results. In addition, several different judgments associated with assumptions or estimates could be reasonable under the circumstances and yet result in significantly different results being reported.
Significant fluctuations in the valuation of investment securities or market prices could negatively affect our financial results.
Market prices for investment securities, nonmarketable equity investments, and other financial assets are subject to considerable fluctuation. Fluctuations may result, for example, from perceived changes in the value of the asset, the relative price of alternative investments, the usual volume of trading in the asset, shifts in investor sentiment, geopolitical events, actual or expected changes in monetary or fiscal policies, and general market conditions, such as inflation. Due to these kinds of fluctuations, the amount that we realize in the subsequent sale of an investment may significantly differ from the last reported value and could negatively affect our financial results. For example, because nonmarketable equity investments are not readily salable in capital markets, their values are particularly susceptible to extreme volatility. Additionally, negative fluctuations in the value of available-for-sale investment securities could result in unrealized losses recorded in equity. As of December 31, 2025, the unrealized losses on our available-for-sale and held-to-maturity investment securities within other comprehensive loss was $2.3 billion and $551 million, respectively. As of December 31, 2024, the unrealized losses on our available-

Ally Financial Inc. • Form 10-K
for-sale and held-to-maturity investment securities within other comprehensive loss was $3.3 billion and $616 million, respectively. Refer to the risk factor above, titled The levels of or changes in interest rates could affect our results of operations and financial condition for more information on risks associated with increases in interest rates.
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
The financial system is highly interrelated, including as a result of lending, trading, clearing, counterparty, and other relationships. We have exposure to and routinely execute transactions with a wide variety of financial institutions, including brokers, dealers, commercial banks, and investment banks. The financial system includes other substantial participants as well, including exchanges, central counterparties, government-sponsored enterprises, insurance companies, private-equity funds, hedge funds, family offices, mutual funds, and money-market funds. If any of these institutions or participants were to become or perceived to be unstable, were to fail in meeting its obligations in full and on time, or were to enter bankruptcy, conservatorship, or receivership, the consequences could ripple throughout the financial system and may adversely affect our business, results of operations, financial condition, or prospects. In addition, the FDIC has in the past, and could in the future, impose special assessments on us and other financial institutions to offset the costs incurred by FDIC in connection with the failure of other financial institutions.
Adverse economic conditions or changes in laws in the states where we have loan or operating lease concentrations may negatively affect our business and financial results.
We are exposed to portfolio concentrations in some states, including California, Texas, and Florida. Accordingly, the impact of any of the risks described in this section may be intensified to the extent they disproportionately impact the jurisdictions in which our portfolios are concentrated. Factors adversely affecting the economies and applicable laws in these states, including public policies that have the effect of drawing financial-services companies into contentious political or social issues, could have an adverse effect on our business, results of operations, and financial condition. See the risk factor above, titled Our business and financial results may be negatively affected by governmental actions related to climate-related risks and related sustainability issues and the risk factor below, titled Climate-related risks could adversely affect our business, operations, and reputation.
The development and use of AI is rapidly evolving and our failure to appropriately evaluate, adopt, govern, or effectively integrate AI where beneficial could adversely affect us.
AI technologies are developing rapidly, and industry practices and regulatory expectations are still emerging. Our future competitiveness could depend in part on our ability to identify where AI can create value, prudently adopt and integrate AI-enabled tools and processes, and maintain appropriate governance, risk management, and controls over such technologies and the data we input into them. If we fail to keep pace with advances in AI, we may be slower or less effective than peers in realizing its benefits. Even where we determine AI adoption is appropriate, we may be unable to recruit or develop the necessary talent or successfully integrate AI into existing systems. Overly cautious adoption, or delays in deploying AI while peers advance, could result in missed opportunities, lower productivity, or loss of market share. The deployment and use of AI within our businesses and operations may present new or increased legal, regulatory, reputational, operational and other risks that further complicate model risk management, data security and privacy protection, data governance and management, and third-party risk management. AI models, including generative AI models and AI agents, may produce output that is incorrect, incomplete, misleading, or biased, or that inadvertently discloses proprietary or confidential information or infringes on the intellectual property of others, any of which could be difficult to detect, and the deployment of these models by us or our third-party service providers to produce output or perform tasks may lead to unintended consequences, the risks of which may vary depending on whether our AI use is internal or customer-facing, what systems an AI solution is integrated with, what data is being used by the AI solution, and what level of autonomy an AI solution is granted, and which our AI governance and risk management practices may not effectively mitigate. The complex nature of AI models may make it difficult to understand and explain their outputs or accurately and consistently measure model performance, particularly for frontier models developed, or fine-tuned or otherwise modified by, a third party. Our reliance on third-party service providers that develop, host, or operate AI solutions on our behalf introduces additional risks, including limited transparency into their models and dependence on their controls and monitoring activities. We may become overly reliant on the limited number of frontier model developers due to the great expense of developing such models. The legal and regulatory framework for AI—particularly in financial services—is increasingly complex, fragmented, and evolving rapidly, and there is no uniform regulatory regime for the development, deployment, and use of this technology. Multiple U.S. states, including Utah, Colorado, Texas, California, and New York, have enacted AI-specific regulations or frameworks or are

Ally Financial Inc. • Form 10-K
considering how existing laws and regulations apply to these technologies, while the federal government in the United States has sought to establish a national standard for AI policy to spur innovation and sustain and enhance the United States’ global AI dominance, including by issuing a directive that seeks to limit state AI laws that are inconsistent with this policy. This fragmented regulatory landscape may impose new, inconsistent obligations or constraints, and meeting these requirements could increase costs and risk of noncompliance, limit certain AI applications, or necessitate changes to existing processes or controls. If we do not appropriately monitor developments in AI, invest selectively and responsibly in relevant capabilities, and implement effective controls commensurate with our risk profile, we could be subjected to regulatory scrutiny, and our business, financial results, and reputation could be adversely affected.
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
A wide range of stakeholders, including governments, investors, customers, and the general public are increasingly focused on sustainability-related topics. Stakeholder views and expectations on sustainability-related issues are diverse, dynamic, and rapidly changing. We may not be able to meet the full range of expectations and demands for all of our stakeholders, including as a result of factors outside of our control. Due to divergent stakeholder views on these matters, we are at increased risk that any action, or lack thereof, concerning these matters will be perceived negatively by some stakeholders. See the risk factors above, titled Our business and financial results could be adversely affected by the political environment and governmental fiscal and monetary policies and Our business and financial results may be negatively affected by governmental actions related to climate and other sustainability issues. For example, our sustainability practices, oversight, and disclosures may be perceived to be inadequate or inappropriate by governmental officials, supervisory authorities, investors, customers, or other constituencies with the ability to affect our business and financial results, including because of the practices of and information received from third parties with whom we do business. Any failure to meet our stakeholders’ full range of expectations and demands could result in reputational damage, a loss of customer and investor confidence, increased legal and operational risks, and other adverse effects on our results of operations and prospects.
Climate-related risks could adversely affect our business, operations, and reputation.
The management of climate and related environmental risks is inherently complex. The dynamic nature of climate and sustainability-related issues, as well as related science, standards, regulations, technology and methodologies create challenges in evaluating and measuring potential impacts of climate-related physical and transition risks, particularly those that occur over long time horizons. These physical and transition risks also may have a negative impact on the business, operations, or financial condition of customers, counterparties, and service providers on whom we rely. The impact of natural disasters and the potential financial costs on us or our customers has increased in recent years, and may continue to increase in the future. In addition, to the extent that our customers are impacted by the physical or transition risks associated with climate-related risks and extreme weather events, it may impact their ability to repay loans, which in turn could increase the amount and rate of delinquencies and losses, raise our operating and other expenses, and negatively impact the returns on and the value of our loans. If our strategic or tactical responses to these physical and transition risks are or are perceived to be ineffective or insufficient, or inconsistent with regulatory requirements or expectations in one or more jurisdictions, we could be subject to supervisory and other governmental actions, increased legal and reputational damage, a loss of customer or investor confidence, difficulty retaining or attracting talented employees, or other harm. Refer to the risk factor above, titled Our business and financial results may be negatively affected by governmental responses to climate and other sustainability issues for more information on risks associated with governmental responses to climate-related risks.
Risks Related to Our Operations
We face a wide array of security risks that could result in business, reputational, financial, regulatory, and other harm to us.
Our operating systems and infrastructure, as well as those of our service providers or others on whom we rely, are subject to security risks that are rapidly evolving and increasing in scope, complexity, and frequency. This is due, in part, to the introduction of new technologies, the continued expansion of the use of internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of hostile state-sponsored actors, organized crime, perpetrators of fraud, hackers, terrorists, and others. We, along with other financial institutions, our service providers, and others on whom we rely, have been and are expected to continue to be the target of cyberattacks and fraud, which could include computer viruses, malware,

Ally Financial Inc. • Form 10-K
malicious or destructive code, social engineering (including phishing, spear phishing, or other attacks), deepfake-enabled attacks, denial-of-service or denial-of-information attacks, ransomware, account takeover or identity theft, fraudulent remote work schemes, access violations or other insider threats by employees or vendors, attacks on the personal email of employees, and ransom demands accompanied by extortion or other threats to expose security vulnerabilities. Cyberattacks and fraud targeting banking customers have increased in frequency and sophistication across the financial services industry. Customers who are victims of such schemes may incur financial losses or experience service disruptions and may attribute those losses or negative experiences to us, even where we are not at fault. These incidents could result in increased fraud-related losses, customer remediation and operational costs, regulatory scrutiny, and reputational harm. In addition, we are subject to additional risks as a result of the mishandling or misuse of personal information by our employees or third-party service providers. Data breaches at our third-party service providers have in the past and may in the future continue to expose confidential information about our company and customers to bad actors. We have been subject to litigation in the past in connection with data breaches and in the future could be subject to significant legal costs and damages, regulatory fines or penalties, reputational damage or other adverse effects as a result of data breaches. These risks, including the scope and consequences of any breach, may be amplified due to our and our third-party service providers use of AI, cloud-based services and other emerging technologies in connection with our governance, management, and use of data. Risks relating to cyberattacks on our service providers and other third-parties, including supply-chain attacks affecting our software and information-technology providers, have been rising as such attacks become increasingly frequent and severe. The development of new technologies, systems or processes, as well as the utilization of decentralized technology infrastructures (such as our increased utilization of cloud computing), software-defined networks and AI, could expose us to additional cybersecurity risks and could increase the spread and severity of any cyberattacks. Further, the use of AI by cybercriminals has and may continue to increase the frequency and severity of cybersecurity attacks against us or our service providers and others on whom we rely. All of these factors increase the susceptibility of our networks to unauthorized access and could increase the amount of information that may be available to cybercriminals in the event of a successful cybersecurity attack. We, our service providers, and others on whom we rely are also exposed to more traditional security threats to physical facilities and personnel.
These security and fraud risks could result in business, reputational, financial, regulatory, and other harm to us, which could be particularly pronounced due to our being a digital financial-services company with a meaningful dependence on service providers. For example, if sensitive, confidential, or proprietary data or other information about us or our customers, employees, third-parties, or others were improperly disclosed, accessed, rendered inaccessible, or destroyed because of a security breach, we could experience severe business or operational disruptions, reputational damage, contractual claims, supervisory actions, or litigation by private plaintiffs. As a digital financial-services company and a direct bank with no branch network, we may face heightened pressure to resolve security breaches more expeditiously to prevent or mitigate a loss of depositor or customer confidence, and if we were to fail to do so, our viability as a going concern could be threatened. As threats inevitably evolve, we expect to continue experiencing increased scrutiny of our security frameworks and protocols by supervisory authorities and others and to continue expending significant resources to enhance our defenses, to educate our employees, to monitor and support the defenses established by our service providers and others on whom we rely, and to investigate and remediate incidents and vulnerabilities as they arise or are identified. Even so, we may not be able to anticipate, detect, or recognize threats or implement effective preventive measures against all security breaches, especially because techniques change frequently, attacks can be launched with no warning from a wide variety of sources around the globe, and attackers often need few resources to extensively probe and exploit vulnerabilities over lengthy periods of time. A breach, moreover, may not be identified until well after the attack has occurred and the damage has been caused. In addition, upon identification of a breach, there can be no assurance that our business continuity or information security response plans will effectively mitigate operational risks, and any backup systems or manual processes may not be able to process data as efficiently or effectively as our primary systems.
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
We rely heavily upon communications, data management, and other operating systems and infrastructure—including cloud-based services—to conduct our business and operations, which creates meaningful operational risk for us. In the past, we have faced operational disruptions as a result of outages in connection with access to or use of cloud-service providers. Any failure of or interruption in these systems or infrastructure or those of our service providers or others on whom we rely—including as a result of inadequate or failed technology or processes, coding errors, unplanned or unsuccessful updates to technology, sudden increases in transaction volume, human errors, fraud or other misconduct, deficiencies in the integration of acquisitions or the commencement of new businesses, energy or similar infrastructure outages, disruptions in communications networks or systems, natural disasters, catastrophic events, pandemics, acts of terrorism, political or social unrest, external or internal security breaches, acts of vandalism, cyberattacks such as computer viruses and malware, misplaced or lost

Ally Financial Inc. • Form 10-K
data, or breakdowns in business continuity plans—could cause failures or delays in receiving applications for loans and operating leases, underwriting or processing loan or operating-lease applications, servicing loans and operating leases, accessing online accounts, processing transactions, executing brokerage orders, communicating with our customers, managing our investment portfolio, facilitating timely financial reporting, or otherwise conducting our business and operations. These adverse effects could be exacerbated if systems or infrastructure need to be taken offline or meaningfully repaired, if backup systems or infrastructure are not adequately redundant and effective for the conduct of our business and operations, or if technological or other solutions do not exist or are slow to be developed. Further, to the extent that the systems or infrastructure of service providers or others are involved, we may have little or no knowledge, control, or influence over how and when failures or delays are addressed. As a digital financial-services company with a meaningful dependence on service providers, we are susceptible to business, reputational, financial, regulatory, and other harm as a result of these risks.
In the ordinary course of our business, we collect, store, process, and transmit sensitive, confidential, or proprietary data and other information, including business information, intellectual property, and the personally identifiable information of customers and employees. The secure collection, storage, processing, and transmission of this information are critical to our business and reputation, and if any of this information were mishandled, misused, improperly accessed, altered, rendered inaccessible, lost, or stolen or if related operations were disabled or otherwise disrupted, we could suffer significant business, reputational, financial, regulatory, and other damage.
Even when a failure of or interruption in operating systems or infrastructure is timely resolved, we may need to expend substantial resources in doing so, may be required to take actions that could adversely affect customer satisfaction or behavior, and may be exposed to revenue loss or reputational damage. We also could be exposed to contractual claims, supervisory actions, or litigation by private plaintiffs.
We are heavily reliant on technology, and a failure in effectively implementing technology initiatives, anticipating future technology needs or demands, or maintaining rights or interests in associated intellectual property could adversely affect our business or financial results.
As a digital financial-services company and a direct bank with no branch network, we significantly depend on technology to deliver our products and services and to otherwise conduct our business and operations. To remain technologically competitive and operationally efficient, we invest in system upgrades, new solutions, cloud-based services, AI, and other technology initiatives. Many of these initiatives take a significant amount of time to develop and implement, are tied to critical systems, and require substantial financial, human, and other resources. Further, our utilization of AI technologies could result in content, analyses, or automated tasks that are inaccurate, deficient, or otherwise erroneous. Although we take steps to mitigate the risks and uncertainties associated with these initiatives, they are not always implemented on time, within budget, or without negative financial, operational, or customer impact and do not always perform as we or our customers expect, and no assurance can be provided that initiatives in the future will be or will do so. We also may not succeed in anticipating or keeping pace with future technology needs, the technology demands of customers, or the competitive landscape for technology. For example, many of our competitors have begun utilizing AI to offer new products and services to their customers. If we are unable to meet evolving customer expectations and industry standards regarding the development and implementation of AI and emerging technologies, or if we were to misstep in any of these areas, our business, financial results, or reputation could be negatively impacted. Our use of systems and other technologies also depends on rights or interests in the underlying intellectual property, which we or our service providers may own or license. If we or a service provider were alleged or found to be infringing on the intellectual-property rights of another person or entity, we could be liable for significant damages for past infringement, substantial fees for continued use, and deprivation of access for limited or extended periods of time without the practical availability of an alternative.
Our enterprise risk-management framework or independent risk-management function may not be effective in mitigating risk and loss.
We maintain an enterprise risk-management framework that is designed to identify, measure, assess, monitor, test, control, report, escalate, and mitigate the risks that we face. These include credit, insurance/underwriting, liquidity, market, business/strategic, reputation, model, operational, information-technology/cyber-security/data, compliance, and conduct risks. The framework incorporates risk culture and incentives, risk governance and organization, strategy and risk appetite, a material-risk taxonomy, key risk-management processes, and risk capabilities. Our chief risk officer, chief compliance officer, and other personnel who make up our independent risk-management function are responsible for overseeing and implementing the framework. Refer to the section titled Risk Management in the MD&A that follows. We aim to continuously improve the risk-management framework in response to internal and external reviews and assessments, evolving industry practices, and changes in business and regulatory expectations. Even with these improvements, however, the framework cannot guarantee that we will effectively mitigate risk and limit losses in our business and operations. If conditions or circumstances arise that expose flaws or gaps in the framework or its design or implementation, the performance and value of our business and operations could be adversely affected. An ineffective risk-management framework or function also could give rise to enforcement and other supervisory actions, damage our reputation, and result in private litigation.
Our business and operations make extensive use of models and certain other qualified tools, and we could be adversely affected if our design, implementation, or use of models and certain other qualified tools are flawed.
We use quantitative models and certain other qualified tools to price products and services, measure risk, calculate the quantitative portion of our allowance for loan losses, estimate asset and liability values, assess capital and liquidity, manage our balance sheet, create financial forecasts, and otherwise conduct our business and operations. If the design, implementation, or use of any of these models is flawed, a model’s assumptions or limitations are misunderstood or set incorrectly, or the input data used is inaccurate or unrepresentative, we could make strategic or tactical decisions based on incorrect, misleading, or incomplete information. In addition, to the extent that any flawed or

Ally Financial Inc. • Form 10-K
misused models or inappropriate inputs cause inaccurate model outputs are used in reports to banking agencies or the public, we could be subjected to supervisory actions, private litigation, and other proceedings that may adversely affect our business and financial results. Refer to the section titled Risk Management in the MD&A that follows.
Risks Related to Ownership of Our Common Stock
Our ability to pay dividends on our common stock or repurchase shares in the future may be limited.
Any future dividends on our common stock or changes in our share repurchase program will be determined by our Board in its sole discretion and will depend on our business, financial condition, earnings, capital, liquidity, and other factors at the time. In addition, any plans to continue dividends or establish a share repurchase program in the future will be subject to our stress capital buffer requirement and the FRB’s review of our annual capital plan, which are unpredictable. There is no assurance that our Board will approve, or the FRB will permit, future dividends or share repurchases. Refer to the section above titled Regulation and Supervision in Part I, Item 1 of this report.
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
The market price of our common stock could be adversely impacted by anti-takeover provisions in our organizational documents and Delaware law that could delay or prevent a takeover attempt or CIC of Ally or by other banking, antitrust, or corporate laws that have or are perceived as having an anti-takeover effect.
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
These provisions, alone or together, could delay hostile takeovers and CIC of Ally or changes in management.
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
Banking and antitrust laws, including associated regulatory-approval requirements, also impose significant restrictions on the acquisition of direct or indirect control over any BHC, like Ally, or any IDI, like Ally Bank. Any provision of our organizational documents or applicable law that deters, hinders, or prevents a non-negotiated takeover or CIC of Ally could limit the opportunity for our shareholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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
The primary offices for both our Automotive Finance and Insurance operations are located in Detroit, and are included in the totals referenced above. The primary office for our Corporate Finance operations is located in New York, New York, where we lease approximately 55,000 square feet of office space under a lease that expires in June 2033.
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

Part II
Ally Financial Inc. • Form 10-K

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the symbol “ALLY.” At December 31, 2025, we had 308,492,929 shares of common stock outstanding, compared to 305,387,550 shares at December 31, 2024. As of February 23, 2026, we had approximately 32 holders of record of our common stock.
On December 9, 2025, our Board authorized a share repurchase program, permitting us to repurchase up to $2.0 billion of our common stock under a multi-year program without a set expiration date.
On January 19, 2026, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. Any future dividends on our common stock will be determined by our Board in its sole discretion and will depend on our business, financial condition, earnings, capital, liquidity, and other factors at the time. In addition, any plans to continue dividends in the future will be subject to our stress capital buffer requirement and the FRB’s review of our annual capital plan. There is no assurance that our Board will approve, or the FRB will permit, future dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12.
Stock Performance Graph
The following graph compares the cumulative total return to shareholders on our common stock relative to the cumulative total returns of the S&P 500 index and the S&P Financials index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on December 31, 2020, and its relative performance is tracked through December 31, 2025. The returns shown are based on historical results and are not intended to suggest future performance.
This performance graph is not deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, or incorporated by reference into any filing of Ally under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such a filing.

Comparison of Cumulative Total Return
Index value
225
200
175
150
125
100
75
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period ending
Ally Financial Inc.
S&P Financials Index
S&P 500 Index

Recent Sales of Unregistered Securities
Ally did not have any sales of unregistered securities in the last three fiscal years.

Ally Financial Inc. • Form 10-K
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended December 31, 2025.

Three months ended December 31, 2025	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
October 2025	177	$40.50	—	$—
November 2025	43	37.71	—	—
December 2025	324	45.30	299	1,986
Total	544	43.14	299
(a)Includes common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)Excludes brokerage commissions.
(c)On December 10, 2025, we announced a multi-year share repurchase program of up to $2.0 billion in common stock. The program commenced in the fourth quarter of 2025 and does not have an expiration date. Refer to Note 20 to the Consolidated Financial Statements for further details.
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
•our ability to grow and optimize our automotive finance and insurance businesses and to continue diversifying into and growing other consumer and commercial business lines, including corporate finance, brokerage, and personal advice;
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
•our ability to innovate, to anticipate the needs of current or future customers, to successfully compete, to increase or hold market share in changing competitive environments, or to respond to pricing or other competitive pressures;
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
•our ability to effectively respond to economic, business, or market slowdowns or disruptions;
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
•our ability to keep pace with changes in technology, such as AI, that affect us or our customers, counterparties, service providers, or competitors or to maintain rights or interests in associated intellectual property;
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a financial-services company with the nation’s largest all-digital bank and an industry-leading automotive financing and insurance business, driven by a mission to “Do It Right” and be a relentless ally for all stakeholders. The Company serves customers with deposits and securities brokerage and investment advisory services as well as automotive financing and insurance offerings. The Company also includes a seasoned corporate finance business that offers capital for equity sponsors and middle-market companies. Ally is a Delaware corporation and is registered as a BHC under the BHC Act, and an FHC under the GLB Act.
Our Business
Dealer Financial Services
Dealer Financial Services is composed of our Automotive Finance and Insurance segments. Our primary customers are automotive dealers, which include OEM-franchised dealers, non-OEM-franchised dealers with a national presence, and automotive retailers, such as Carvana, CarMax, and EchoPark. A dealer may sell or lease a vehicle for cash but, more typically, enters into a retail installment sales contract or operating lease with the customer and then sells the retail installment sales contract or the operating lease and the leased vehicle, as applicable, to Ally or another automotive finance provider. The purchase by Ally or another provider is commonly described as indirect automotive lending to the customer.
Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. We have deep dealer relationships that have been built throughout our over 100-year history, and we are leveraging competitive strengths to expand our dealer footprint. Our business model encourages dealers to use our broad range of products through incentive programs such as our Ally Dealer Rewards program. Our automotive finance services include purchasing retail installment sales contracts and operating leases from dealers and automotive retailers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. As part of our focus on offering dealers a broad range of consumer F&I products, we offer VSCs, VMCs, and GAP products. Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles, make us a premier automotive finance and insurance company ready to support and strengthen our approximately 21,400 active dealer relationships. A dealer is considered to have an active relationship with us if we provided automotive financing, remarketing, or insurance services during the three months ended December 31, 2025.
Automotive Finance
Our Automotive Finance operations provide U.S.-based automotive financing services to consumers, automotive dealers and retailers, other businesses, and municipalities. Our business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles make us a premier automotive finance company. At December 31, 2025, our Automotive Finance operations had $115.8 billion of assets and generated $5.6 billion of total net revenue during the year ended December 31, 2025. For consumers, we provide financing for new and used vehicles. In addition, our CSG provides automotive financing for small businesses and municipalities. At December 31, 2025, our CSG had $9.0 billion of loans outstanding. Through our commercial automotive financing operations, we fund purchases of new and used vehicles through wholesale floorplan financing. We manage commercial account servicing on approximately 2,500 dealers that utilize our floorplan inventory lending or other commercial loans. We serviced $85.1 billion on-balance sheet consumer loans and operating leases at December 31, 2025, and our commercial loan portfolio was approximately $23.1 billion at December 31, 2025. The extensive infrastructure, technology, and analytics of our servicing operations, as well as the experience of our servicing personnel, enhance our ability to manage our loan losses and enable us to deliver a favorable customer experience to both our dealers and retail customers. During 2025, we continued to refine our origination profile to focus on capital optimization and risk-adjusted returns. During the year ended December 31, 2025, total consumer automotive originations were $43.7 billion, an increase of $4.5 billion compared to the year ended December 31, 2024. The shorter-term duration consumer automotive loan and variable-rate commercial loan portfolios offer attractive asset classes where we continue to optimize risk-adjusted returns through origination mix management and pricing and underwriting discipline.
Our success as an automotive finance provider is driven by the consistent presence and breadth of products and services we offer to dealers and automotive retailers. The automotive marketplace continues to evolve, including varying levels of investment in electric vehicle technologies by automotive manufacturers and suppliers. We continue to identify and cultivate relationships with automotive retailers, including those with leading e-commerce platforms, and we also operate an online direct lending platform for consumers seeking direct financing. We believe these products enable us to respond to ongoing trends toward more streamlined and digital automotive financing processes that serve both dealers and consumers. Our strong and expansive dealer relationships, comprehensive suite of products and services, full spectrum financing, and depth of experience position us to adapt as vehicle technologies and consumer preferences evolve. We have provided and continue to provide automobile financing for battery electric and, to a lesser extent, plug-in hybrid vehicles, including brands such as Tesla, Jeep, Alfa Romeo, and Chevrolet. While we expect most of these vehicles to continue to be sold through dealerships and automotive retailers with whom we have established relationships, we also partner with automotive manufacturers that use a direct to consumer model. During the year ended December 31, 2025, $1.9 billion of our consumer automotive retail loan originations and purchases, and $2.1 billion of our operating lease originations and purchases, were for battery-electric and plug-in hybrid vehicles. As of December 31, 2025, $3.1 billion of our consumer automotive finance receivables and loans had battery-electric or plug-in hybrid vehicles as the underlying

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
collateral, and $4.2 billion of our investment in operating leases, net of accumulated depreciation, were battery-electric or plug-in hybrid vehicles.
We have focused on developing dealer relationships beyond those relationships that primarily were developed through our previous role as a captive finance company for GM and a preferred provider for Stellantis. We have established relationships with thousands of automotive dealers through our customer-centric approach and specialized incentive programs designed to drive loyalty amongst dealers to our products and services. Outside of GM and Stellantis, our other OEM-franchised dealers include brands such as Ford, Toyota, Hyundai, Kia, Nissan, Honda, and others, including automotive manufacturers who use a direct-to-consumer model. Our non-OEM-franchised dealers and automotive retailers include used-vehicle-only retailers with a national presence, such as CarMax and EchoPark, as well as primarily online automotive retailers, such as Carvana.
We have continued to focus on the consumer used-vehicle segment, primarily through franchised dealers and automotive retailers. This has resulted in used-vehicle financing volume growth and has positioned us as an industry leader in used-vehicle financing. The highly fragmented used-vehicle financing market, with a total financing opportunity represented by approximately 296 million vehicles in operation, provides an attractive opportunity that we believe will further expand and support our dealer relationships and increase our risk-adjusted return on retail loan originations.
Beyond offering a full suite of solutions for our dealership customers, we also offer application pass-through programs for credit applications that do not meet our underwriting criteria, allowing dealers to provide expanded access to credit for consumers and improve sales at their dealership. Through our pass-through programs, we are able to monetize our declined applications by generating a combination of acquisition fee and servicing revenue for loans that are originated, sold to, and serviced on behalf of third-party lenders, or one-time acquisition fees for loans funded and serviced by a third party. At December 31, 2025, and December 31, 2024, the consumer automotive whole-loan serviced portfolio related to our pass-through program was $2.2 billion and $1.2 billion, respectively.
For consumers, we provide automotive loan financing and leasing for approximately 4.0 million new and used vehicle contracts. Retail financing for the purchase of vehicles by individual consumers generally takes the form of installment sales financing. We originated a total of approximately 1.3 million and 1.2 million automotive loans and operating leases during the years ended December 31, 2025, and 2024, respectively. We originated total automotive loans and operating leases of $43.7 billion and $39.2 billion during the years ended December 31, 2025, and 2024, respectively.
Our consumer automotive financing operations generate revenue primarily through finance charges on retail installment sales contracts and rental payments on operating lease contracts. For operating leases, when the contract is originated, we estimate the residual value of the leased vehicle at lease termination. Periodically thereafter we reassess the projected residual value of the leased vehicle at lease termination and may adjust depreciation expense over the remaining life of the lease or recognize impairment, if appropriate. Given the fluctuations in used vehicle values, our actual sales proceeds from remarketing the vehicle may be higher or lower than the projected residual value after adjusting for any OEM residual value guarantees, which results in gains or losses on lease termination. While all operating leases are exposed to potential reductions in used vehicle values, it is only where we take possession of the vehicle that we could be affected by potential reductions in used vehicle values. Refer to the Operating Lease Residual Risk Management and Critical Accounting Estimates sections of this MD&A for further discussion of credit risk and lease residual risk.
We continue to maintain a diverse mix of product offerings across a broad risk spectrum, subject to underwriting policies that reflect our risk appetite. Our current operating results reflect our strategy to optimize risk-adjusted returns while strategically refining our mix of new and used vehicle financing. While we predominately focus on prime-lending markets, we seek to be a meaningful source of financing to a wide spectrum of customers and continue to carefully measure risk versus return. We place great emphasis on our risk management and risk-based pricing policies and practices and employ robust credit decisioning processes coupled with granular pricing that is differentiated across our proprietary credit tiers.
Our commercial automotive financing operations primarily fund inventory purchases of new and used vehicles by dealers, commonly referred to as wholesale floorplan financing. This represents the largest portion of our commercial automotive financing business. Wholesale floorplan loans are secured by vehicles financed (and all other vehicle inventory), which provide strong collateral protection in the event of dealership default. Additional collateral or other credit enhancements (for example, personal guarantees from dealership owners) are typically obtained to further mitigate credit risk. The amount we advance to dealers is equal to 100% of the wholesale invoice price of new vehicles, subject to payment curtailment schedules. Interest on wholesale automotive financing is generally payable monthly and is indexed to a floating-rate benchmark. The rate for a particular dealer is based on, among other considerations, competitive factors and the dealer’s creditworthiness. During the year ended December 31, 2025, we financed an average of $15.2 billion of dealer vehicle inventory through wholesale floorplan financings. Other commercial automotive lending products, which averaged $6.4 billion during the year ended December 31, 2025, consist of automotive dealer revolving lines of credit, term loans, including those to finance dealership land and buildings, and dealer and other fleet financing. We also provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. In 2025, Ally and other parties, including dealers, fleet rental companies, and financial institutions, utilized SmartAuction to sell approximately 573,000 vehicles to dealers and other commercial customers. SmartAuction served as the remarketing channel for 44% of our off-lease vehicles.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Insurance
Our Insurance operations offer both consumer finance protection and insurance products sold primarily through the automotive dealer channel in the U.S. and Canada, and commercial insurance products sold directly to dealers in the U.S. Our insurance business provides a strong dealer value proposition through our deep industry knowledge, strong service levels, and diversified product suite that complements our automotive finance business in order to drive strong retention rates and help protect and grow the business of our dealer customers. In addition to our product offerings, we provide consultative services and training to assist dealers in optimizing F&I results while achieving high levels of customer satisfaction and regulatory compliance. We also advise dealers regarding necessary liability and physical damage coverages critical to protecting a dealer’s business. We continue to evolve our product suite and digital capabilities to position our business for future opportunities through growing third-party relationships and sales through our online direct-lending platform. Our Insurance operations had $9.9 billion of assets at December 31, 2025, and generated $1.7 billion of total net revenue during the year ended December 31, 2025.
We are a market leading provider of dealer insurance products and have approximately 5,100 dealer relationships to whom we offer a variety of commercial products and levels of coverage. Vehicle inventory insurance for dealers provides physical damage protection for dealers’ floorplan vehicles that may be financed by Ally, another lender, or may be owned by the dealer. Dealers who receive wholesale financing from us are eligible for insurance incentives such as automatic eligibility for our preferred insurance programs. We continue to grow our market position leveraging our scale and significant experience in this space. We also offer property, liability, and other ancillary coverages to dealers; starting July 1, 2025, we are the underwriting carrier on a majority of these product offerings.
Our dealer F&I products are primarily distributed indirectly through the automotive dealer network, which includes dealer relationships of approximately 1,600 in the U.S. where we serve 2.4 million customers. As part of our focus on offering dealers a broad range of consumer F&I products, we offer VSCs, VMCs, and GAP products. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models offering owners and lessees mechanical repair protection and roadside assistance beyond the manufacturer’s new vehicle warranty. Our GAP products cover certain amounts owed by a customer beyond their covered vehicle’s value in the event the vehicle is damaged or stolen and declared a total loss. We offer F&I products in Canada, where we serve approximately 545,000 customers and are the preferred VSC and other protection plan provider for GM. Our contract to serve as the preferred VSC and protection plan provider for GM Canada extends into the third quarter of 2027.
We also underwrite ClearGuard on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction. On a smaller scale, we also periodically direct write or assume other non-automotive insurance risks. We typically assume other non-automotive insurance risks through quota share arrangements and perform services as an underwriting carrier for insurance programs managed by a third party where we cede the majority of such business to external reinsurance markets.
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
Corporate Finance
Our Corporate Finance operations primarily offer senior-secured loans to private equity sponsor-owned U.S.-based middle-market companies and to well-established asset managers that mostly provide leveraged loans. The portfolio is composed of floating-rate leveraged asset-based and cash flow/enterprise value loans. Our Corporate Finance operations had $13.0 billion of assets at December 31, 2025, and generated $538 million of total net revenue during the year ended December 31, 2025, and continues to offer attractive returns and diversification benefits to our broader lending portfolio. We have continued to prudently grow our lending portfolio with a focus on a disciplined and selective approach to credit quality, including a greater focus on asset-based loans. As of December 31, 2025, 65% of our loans and 64% of our lending commitments were asset based, with all in a first-lien position. We seek markets and opportunities where our clients require customized, highly structured, and time-sensitive financing solutions.
Our Sponsor Finance business focuses on companies owned by private-equity sponsors with loans typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, co-lending arrangements, turnarounds, and debtor-in-possession financings. Additionally, our Private Credit Finance business provides asset managers and other financing sources with facilities to partially fund their direct-lending activities. We also provide a commercial real estate product, primarily focused on lending to skilled nursing facilities, senior housing, and medical office buildings. Sponsor Finance loan facilities typically include both a revolver and term loan component. Our target commitment hold level for these individual exposures ranges from $15 million to $150 million, depending on product type. Additionally, hold sizes in our Private Credit Finance business range from $50 million to $850 million. We also have a demonstrated track record of success in arranging larger transactions that we may retain on-balance sheet or syndicate to other lenders. By syndicating loans to other lenders, we are able to provide financing commitments in excess of our target hold levels and generate loan syndication fee income while reducing single obligor risk exposure. All our loans are floating-rate facilities with maturities typically ranging up to seven years. In certain instances, we may be offered the opportunity to make small equity investments in our borrowers, which provides an additional revenue opportunity for our business. The portfolio is well diversified across multiple industries including financials, services, manufacturing distribution, and other specialty sectors. These specialty sectors include technology/venture finance, defense and aerospace, as well as energy and infrastructure finance that launched during 2025. Other smaller complementary product offerings that help strengthen our reputation as a

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
full-spectrum provider of financing solutions include issuing letters of credit through Ally Bank and selectively offering second-out loans on certain transactions. For additional information regarding industry concentration of our Corporate Finance operations, refer to the Corporate Finance section of this MD&A.
Corporate and Other
Overview
Corporate and Other primarily consists of centralized corporate treasury activities (including deposit operations) such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes activity related to certain equity investments, which primarily consist of FHLB and FRB stock, as well as other equity investments through Ally Ventures, our strategic investment business. Additionally, Corporate and Other includes the management of our consumer mortgage portfolio, CRA loans and investments, and reclassifications and eliminations between the reportable operating segments. Costs that are not allocated to our reportable operating segments as part of our COH methodology, which involves management judgment, are also included in Corporate and Other. These costs include operating costs of deposits, treasury activities, and other corporate activities.
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
Corporate Treasury Activities (Including Deposit Operations) and ALM Activities
The net financing revenue and other interest income of our Automotive Finance and Corporate Finance operations include the results of an FTP process that insulates these operations from interest rate volatility by matching assets and liabilities with similar interest rate sensitivity. We utilize an FTP methodology for the majority of our business operations. The FTP methodology assigns charge rates and credit rates to classes of assets and liabilities on a match funded basis, utilizing a benchmark rate curve plus an assumed credit spread. The assumed credit spread is calculated based on a composite investment grade unsecured yield curve, or based on advance rates published by the FHLB for any asset that is eligible to be pledged as collateral to the FHLB. While the baseline FTP components at Ally assume 100% debt funding, the methodology also incorporates a credit on the allocated capital for each business line based on the business line’s FTP rate charged to its assets. For business lines not subject to an FTP funding allocation, the FTP methodology applies a capital charge to the amount of excess equity that the business line holds, relative to its regulatory capital and other adjustments. The net residual impact of the FTP methodology is included within the results of Corporate and Other. In addition, capital is managed with the goal of enhancing risk-adjusted returns on shareholders’ equity, while maintaining a strong capital position that is consistent with our risk profile. We allocate capital to business growth opportunities, within an established risk appetite, to support our customers and communities. We seek to pay a competitive dividend and distribute excess capital to shareholders through common share repurchases.
We are focused on growing and retaining a stable deposit base and deepening relationships with our 3.5 million primary deposit customers by leveraging our compelling brand and strong value proposition. Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We have grown our deposits with a strong brand that is based on a promise of being straightforward with our customers, and offering high-quality customer service and competitive interest rates. Ally Bank is the largest online only bank in the United States as measured by retail deposit balances. Our strong customer acquisition and retention rates reflect the strength of our brand and, together with our overall value proposition, continue to drive growth in retail deposits. At December 31, 2025, Ally Bank had $151.6 billion of total deposits—including $143.5 billion of retail deposits, which grew $99 million during the year ended December 31, 2025. Over the past several years, the continued growth of our retail-deposit base has contributed to a more favorable mix of lower cost funding and we continue to focus on efficient deposit growth by continuing to expand the deposit value proposition beyond competitive deposit rates.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Our deposit products and services are designed to develop long-term customer relationships and capitalize on the shift in consumer preference for direct banking. Ally Bank offers a full spectrum of retail deposit products, including savings accounts, money-market demand accounts, CDs, interest-bearing spending accounts, trust accounts, and IRAs. Our deposit services include Zelle® person-to-person payment services, eCheck remote deposit capture, and mobile banking. Our Smart Savings Tools further demonstrates the ability to deliver innovative digital tools on top of traditional financial products to add incremental value to customers, while also driving increased engagement and loyalty. Over 1 million active customers have adopted our Smart Savings Tools as of December 31, 2025.
We believe we are well-positioned to continue to benefit from the consumer-driven shift from branch banking to direct banking as demonstrated by the growth we have experienced since 2010. We had approximately 3.5 million deposit customers and approximately 6.5 million retail bank accounts as of December 31, 2025, compared to 3.3 million and 6.3 million, respectively, as of December 31, 2024. Our customer base spans across diverse demographic segmentations and socioeconomic bands. Our direct bank business model resonates particularly well with the millennial and younger generations, which consistently make up the largest percentage of our new customers. According to a 2025 American Bankers Association survey, 87% of customers prefer to do their banking most often via digital and other direct channels (internet, mobile, telephone, and mail). Furthermore, over the past five years, estimated direct banking deposits as a percentage of the broader retail deposits market increased by approximately 3 percentage points, from 11% in 2020 to 14% in 2025. We have received a positive response to innovative savings and other deposit products. Our commitment to customer service was recognized by Newsweek, who ranked Ally Bank the #1 Online Bank for Customer Service. MONEY named Ally as a “Best National Bank” and “Best Online Bank” in their 2025-2026 feature, while NerdWallet and Bankrate both recognized us as a “Best Bank” and “Best CD” in 2025. Additionally, Barron’s and Wall Street Journal both recognized our Ally Invest Robo Portfolios as best in class in 2025. Ally Bank’s competitive direct banking offerings include online and mobile banking features such as electronic bill pay, remote deposit, and electronic funds transfer nationwide, and no minimum balance requirements. During 2025, we introduced the ability for customers to add cash into their Ally Bank spending account at a national retailer.
We intend to continue to grow and invest in our digital direct bank and further capitalize on the shift in consumer preference for direct banking with customer-centric products, expanded digital tools and everyday banking capabilities that improve efficiency, security, and customer trust in the brand. We are focused on growing, deepening, and further cultivating the customer relationships and brand loyalty that exist at Ally Bank.
Mortgage
Corporate and Other includes the financial results of our mortgage operations, which consist of our held-for-sale and held-for-investment consumer mortgage loan portfolios. Our direct-to-consumer conforming mortgages and certain direct-to-consumer non-conforming jumbo mortgages were originated as held-for-sale and sold. The remaining jumbo and LMI mortgages were originated as held-for-investment and are subserviced by a third party. Consumer mortgage originations ceased during the second quarter of 2025, which has and will continue to result in a gradual run-off of our consumer mortgage loan portfolio.
Through our direct-to-consumer channel, we offered a variety of competitively priced jumbo and conforming fixed- and adjustable-rate mortgage products through a third party. Loans originated in the direct-to-consumer channel were sourced by existing Ally customer marketing, prospect marketing on third-party websites, and email or direct mail campaigns. During the year ended December 31, 2025, we originated $95 million of mortgage loans through our direct-to-consumer channel.
Through the bulk loan channel, we purchased loans from several qualified sellers, including direct originators and large aggregators who had the financial capacity to support strong representations and warranties, and the industry knowledge and experience to originate high-quality assets. Bulk purchases were made on a servicing-released basis, allowing us to directly oversee servicing activities and manage refinancing through our direct-to-consumer channel. During the year ended December 31, 2025, we purchased $8 million of mortgage loans that were originated by third-parties.
Ally Credit Card
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
Our primary funding source is retail deposits, which we believe, at scale, is the most efficient and stable source of funding for us when compared to other funding sources. At December 31, 2025, deposit liabilities totaled $151.6 billion, which reflects an increase of $75 million as compared to December 31, 2024. Deposits as a percentage of total liability-based funding was 87% and 89% at December 31, 2025, and December 31, 2024, respectively. Approximately 92% of retail deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of December 31, 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
At December 31, 2025, 94% of Ally’s total assets were within Ally Bank, compared to approximately 95% as of December 31, 2024. Longer-term unsecured debt is the primary funding source utilized at the parent company. At December 31, 2025, we had $82 million and $1.6 billion of unsecured long-term debt principal maturing in 2026 and 2027, respectively. We have substantially reduced our reliance on market-based funding by continuing to focus on retail deposit funding.
The strategies outlined above have allowed us to build and maintain a conservative liquidity position. Total available liquidity at December 31, 2025, was $66.1 billion. Absolute levels of liquidity decreased during 2025, primarily due to lower available FHLB borrowing capacity. Refer to the section below titled Liquidity Management, Funding, and Regulatory Capital section of this MD&A for a further discussion about liquidity risk management.
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
Within our consumer automotive loan portfolio, we serve a mix of consumers across the credit spectrum to achieve portfolio diversification and to optimize the risk and return of our consumer automotive portfolio. This is achieved through the utilization of robust credit decisioning processes, coupled with granular pricing that is differentiated across our proprietary credit tiers. While we are a full-spectrum automotive finance lender, the significant majority of our consumer automotive loans are underwritten within the prime-lending segment. We define prime consumer automotive loans primarily as those loans with a FICO® Score at origination of 620 or greater. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was approximately 10.1% and 9.7% of our total consumer automotive loans at December 31, 2025, and December 31, 2024, respectively.
Within our commercial lending portfolios, our Corporate Finance operations primarily offer senior-secured loans to private equity sponsor-owned U.S.-based middle-market companies and to well-established asset managers that mostly provide leveraged loans. The portfolio is composed of floating-rate leveraged asset-based and cash flow/enterprise value loans. During the year ended December 31, 2025, this portfolio increased compared to the year ended December 31, 2024, as we have continued to prudently grow our lending portfolio with a focus on a disciplined and selective approach to credit quality, including a greater focus on asset-based loans. Provision for credit losses for our Corporate Finance operations was $31 million for the year ended December 31, 2025, compared to $8 million for the year ended December 31, 2024. Within our commercial automotive business, we continue to offer a variety of dealer-centric lending products, including funding dealer purchases of new and used vehicles through wholesale financing, automotive dealer revolving lines of credit, term loans, including those to finance dealership land and buildings, acquisitions, and dealer and other fleet financing. These commercial automotive products are an important aspect of our dealer relationships and offer a secured lending arrangement with strong collateral protections in the event of dealer default. The performance of our commercial credit portfolios continues to remain strong. Commercial nonperforming finance receivables and loans increased $38 million to $149 million at December 31, 2025. We had net recoveries within our commercial lending portfolio of $2 million and $5 million for the years ended December 31, 2025, and December 31, 2024, respectively. Refer to the Risk Management section of this MD&A for further details.
Our mortgage operations focused on applicants with credit profiles and income streams to support repayments of the loan and operates under credit standards that consider and assess the value of the underlying real estate in accordance with prudent credit practices and regulatory requirements. We generally relied on appraisals conducted by licensed appraisers in conformance with the expectations and requirements of Fannie Mae and federal regulators. When appropriate, we required credit enhancements such as private mortgage insurance. We priced each mortgage loan that we originated based on several factors, including the customer’s FICO® Score, the LTV ratio, and the size of the loan. For bulk purchases, we only purchased loans from sellers with the experience in originating high-quality loans and the financial wherewithal to support their representations and warranties. Consumer mortgage originations ceased during the second quarter of 2025, which has and will continue to result in a gradual run-off of our consumer mortgage loan portfolio.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Primary Business Lines
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, and Corporate Finance are our primary business lines. The remaining activity is reported in Corporate and Other, which primarily consists of centralized treasury activities (including deposit operations) as well as Ally Invest, our digital brokerage and personal advice offering, Ally Lending, Ally Credit Card, the management of our consumer mortgage portfolio, CRA loans and investments, and certain strategic investments through Ally Ventures. Consumer mortgage originations ceased during the second quarter of 2025, which has and will continue to result in a gradual run-off of our consumer mortgage loan portfolio. We closed the sales of Ally Credit Card on April 1, 2025, and Ally Lending on March 1, 2024. Refer to Note 2 to the Consolidated Financial Statements for additional information on Ally Credit Card. The following table summarizes the operating results excluding discontinued operations of each business line. Operating results for each of the business lines are more fully described in the MD&A sections that follow.

Year ended December 31, ($ in millions)	2025	2024	2023	Favorable/(unfavorable) 2025-2024 % change	Favorable/(unfavorable) 2024-2023 % change
Total net revenue
Dealer Financial Services
Automotive Finance	$5,572	$5,834	$5,838	(4)	—
Insurance	1,725	1,621	1,532	6	6
Corporate Finance	538	579	534	(7)	8
Corporate and Other	79	147	330	(46)	(55)
Total	$7,914	$8,181	$8,234	(3)	(1)
Income (loss) from continuing operations before income tax expense (benefit)
Dealer Financial Services
Automotive Finance	$1,640	$1,816	$2,214	(10)	(18)
Insurance	200	168	216	19	(22)
Corporate Finance	365	434	354	(16)	23
Corporate and Other	(1,154)	(1,582)	(1,681)	27	6
Total	$1,051	$836	$1,103	26	(24)

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Macroeconomic Environment
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning and stress testing. This group closely monitors macroeconomic trends, such as unemployment rate and sales of new light motor vehicles, given the nature of our business and the potential impacts on our exposure to risks. As of December 31, 2025, the unemployment rate increased to 4.4%. Sales of new light motor vehicles fell to an average annual rate of 15.7 million during the fourth quarter of 2025. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million in 2019, which has limited incoming used vehicle supply and supported used vehicle values.
Our baseline forecast utilized in calculating the quantitative allowance for loan losses as of December 31, 2025, anticipated the unemployment rate reaching approximately 4.5% in the first quarter of 2026, before reverting to the historical mean of approximately 5.8% by the fourth quarter of 2028. Additionally, our baseline forecast anticipated GDP growth slowing to 2.0% as measured on a quarter-over-quarter seasonally adjusted annualized rate basis in 2026 and 2027, before reverting to the historical mean of approximately 2.1% by the fourth quarter of 2028, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis from more than 15 million units in the fourth quarter of 2025, to approximately 16 million units by the fourth quarter of 2027, before reverting to the historical mean of 15 million units by the fourth quarter of 2028. We also maintain a qualitative allowance framework to account for ongoing risks and volatility in the macroeconomic environment, including the impacts from tariffs, inflation, consumer financial health, and geopolitical uncertainty, that could adversely impact frequency of loss and LGD. Additionally, we perform a sensitivity analysis using scenarios derived from widely published macroeconomic forecasts to quantify the sensitivity of our baseline forecast to alternative changes in macroeconomic conditions. Refer to the Risk Management and Critical Accounting Estimates sections of this MD&A for further discussion on our allowance for loan losses.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the reportable operating segment sections of the MD&A that follow for a more complete discussion of operating results by business line. For a discussion of our fiscal 2024 results compared to fiscal 2023, refer to Part II, Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K.

Year ended December 31, ($ in millions)	2025	2024	2023	Favorable/(unfavorable) 2025-2024 % change	Favorable/(unfavorable) 2024–2023 % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$13,521	$14,222	$13,958	(5)	2
Total interest expense	6,408	7,472	6,897	14	(8)
Net depreciation expense on operating lease assets	937	736	840	(27)	12
Net financing revenue and other interest income	6,176	6,014	6,221	3	(3)
Other revenue
Insurance premiums and service revenue earned	1,450	1,413	1,271	3	11
(Loss) gain on mortgage and automotive loans, net	(35)	24	16	n/m	50
Other (loss) gain on investments, net	(361)	72	144	n/m	(50)
Other income, net of losses	684	658	582	4	13
Total other revenue	1,738	2,167	2,013	(20)	8
Total net revenue	7,914	8,181	8,234	(3)	(1)
Provision for credit losses	1,477	2,166	1,968	32	(10)
Noninterest expense
Compensation and benefits expense	1,857	1,842	1,901	(1)	3
Insurance losses and loss adjustment expenses	616	544	422	(13)	(29)
Goodwill impairment	305	118	149	(158)	21
Other operating expenses	2,608	2,675	2,691	3	1
Total noninterest expense	5,386	5,179	5,163	(4)	—
Income from continuing operations before income tax expense	1,051	836	1,103	26	(24)
Income tax expense from continuing operations	199	167	144	(19)	(16)
Net income from continuing operations	$852	$669	$959	27	(30)
Financial ratios:
Return on average assets (a)	0.45%	0.35%	0.49%	n/m	n/m
Return on average equity (a)	5.77%	4.81%	7.07%	n/m	n/m
Equity to assets (a)	7.82%	7.22%	6.97%	n/m	n/m
Common dividend payout ratio (b)	50.21%	65.93%	43.01%	n/m	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
2025 Compared to 2024
We earned net income from continuing operations of $852 million for the year ended December 31, 2025, compared to $669 million for the year ended December 31, 2024. The increase for the year ended December 31, 2025, was primarily driven by lower provision for credit losses and higher net financing revenue and other interest income, partially offset by lower other gain on investments, net, and higher total noninterest expense.
Net financing revenue and other interest income increased $162 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by lower total interest expense in response to lower benchmark interest rates, which decreased our cost of funds associated with our deposit liabilities. The increase was partially offset by the sale of Ally Credit Card, which closed on April 1, 2025, lower commercial automotive wholesale loan financing revenue and other interest income, and unfavorable remarketing performance on our off-lease vehicles resulting from lower auction prices on the sale of specific vehicle models and lower termination volume.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Insurance premiums and service revenue earned was $1.5 billion for the year ended December 31, 2025, compared to $1.4 billion for the year ended December 31, 2024. The increase for the year ended December 31, 2025, was primarily due to growth in our P&C business driven by growth in our vehicle inventory insurance business, and higher volume of GAP and other ancillary F&I products. The increase was partially offset by lower VSC volume.
Other (loss) gain on investments, net, was a loss of $361 million for the year ended December 31, 2025, compared to a gain of $72 million for the year ended December 31, 2024. The decrease in gains for the year ended December 31, 2025, was primarily attributable to our balance sheet repositioning of a portion of our available-for-sales securities during the year ended December 31, 2025. Refer to Note 8 to the Consolidated Financial Statements for additional information.
Other income, net of losses increased $26 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by higher income from equity-method investments, partially offset by lower late charges and other administrative fees.
The provision for credit losses decreased $689 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily driven by a provision benefit associated with the sale of Ally Credit Card, lower net charge-offs within our consumer other portfolio as a result of the sale of Ally Credit Card, and lower net charge-offs within our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $207 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase included impairments of goodwill associated with the sale of Ally Credit Card of $305 million and $118 million during the years ended December 31, 2025, and 2024, respectively. Additionally, the increase included higher insurance losses and loss adjustment expenses from our vehicle inventory insurance business. The increase was partially offset by lower operating expenses.
We recognized total income tax expense from continuing operations of $199 million for the year ended December 31, 2025, compared to $167 million for the year ended December 31, 2024. The increase for the year ended December 31, 2025, was primarily driven by an increase in pre-tax earnings, partially offset by an income tax benefit related to various tax credits.

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

Year ended December 31, ($ in millions)	2025	2024	2023	Favorable/(unfavorable)2025–2024 % change	Favorable/(unfavorable) 2024–2023 % change
Net financing revenue and other interest income
Consumer	$7,737	$7,441	$6,772	4	10
Commercial	1,349	1,674	1,392	(19)	20
Loans held-for-sale	10	3	7	n/m	(57)
Operating leases	1,455	1,355	1,550	7	(13)
Total financing revenue and other interest income	10,551	10,473	9,721	1	8
Interest expense	4,431	4,266	3,364	(4)	(27)
Net depreciation expense on operating lease assets (a)	937	736	840	(27)	12
Net financing revenue and other interest income	5,183	5,471	5,517	(5)	(1)
Other revenue
(Loss) gain on automotive loans, net	(7)	3	—	n/m	n/m
Other income, net of losses	396	360	321	10	12
Total other revenue	389	363	321	7	13
Total net revenue	5,572	5,834	5,838	(4)	—
Provision for credit losses	1,709	1,905	1,618	10	(18)
Noninterest expense
Compensation and benefits expense	693	668	668	(4)	—
Other operating expenses	1,530	1,445	1,338	(6)	(8)
Total noninterest expense	2,223	2,113	2,006	(5)	(5)
Income from continuing operations before income tax expense	$1,640	$1,816	$2,214	(10)	(18)
Total assets	$115,753	$113,057	$115,301	2	(2)
n/m = not meaningful
(a)Includes net remarketing losses of $28 million for the year ended December 31, 2025, compared to net remarketing gains of $132 million and $211 million for the years ended December 31, 2024, and 2023, respectively.
2025 Compared to 2024
Our Automotive Finance operations earned income from continuing operations before income tax expense of $1.6 billion for the year ended December 31, 2025, compared to $1.8 billion for the year ended December 31, 2024. The decrease for the year ended December 31, 2025, was primarily due to higher net depreciation expense on operating lease assets and higher total noninterest expense. The decrease was partially offset by lower provision for credit losses.
Consumer automotive loan financing revenue and other interest income increased $296 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by higher average consumer assets resulting from origination growth and higher portfolio yields as higher yielding originations replace maturity of lower yielding assets resulting from pricing actions due to our deliberate focus on maximizing risk adjusted returns across our credit tiers.
Commercial loan financing revenue and other interest income decreased $325 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily due to lower yield driven by lower benchmark interest rates, as our commercial automotive loans are generally variable-rate, and lower average outstanding wholesale floorplan balances within the Stellantis dealer channel.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Interest expense increased $165 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by higher asset balances and higher funding costs as a result of a gradual shift in the composition of our consumer portfolios to loans and leases originated during a higher interest rate environment.
Total net operating lease revenue decreased $101 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in net operating lease revenue was driven by lower remarketing performance. We recognized net remarketing losses of $28 million for the year ended December 31, 2025, compared to net remarketing gains of $132 million for the year ended December 31, 2024. The increase in remarketing losses for the year ended December 31, 2025, was primarily driven by lower auction prices on the sale of specific vehicle models and lower termination volume. In the near term, our ability to optimize remarketing gains may be limited due to used vehicle market pressures on certain plug-in hybrid vehicles following the elimination of federal electric-vehicle tax credits for both new and used vehicles, vehicle recalls, and increased OEM marketing incentives on new vehicles. Additionally, our operating lease portfolio mix has shifted towards contracts with a residual value guarantee, and towards a more diverse mix of OEMs for contracts without a residual value guarantee, which may reduce volatility in remarketing gains and losses in future years. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses decreased $196 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in provision for credit losses for the year ended December 31, 2025, was primarily driven by lower net charge-offs within our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $110 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to increased expenses to support the growth of our consumer product suite and expand our digital capabilities and portfolio of products.
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	2025		2024		2023
Year ended December 31, ($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$84,263	9.18%	$83,761	8.88%	$84,769	7.99%
Commercial
Wholesale floorplan (d)	15,156	6.52	17,361	7.58	14,223	7.60
Other commercial automotive (e)	6,381	5.66	6,370	5.63	5,961	5.20
Investment in operating leases, net (f)	8,223	6.30	8,133	7.60	9,901	7.16
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
(c)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 9.26%, 9.20%, and 8.79% for the years ended December 31, 2025, 2024, and 2023, respectively.
(d)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 6.30%, 7.51%, and 7.70% for the years ended December 31, 2025, 2024, and 2023, respectively.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer and other fleet financing.
(f)Yield includes net losses on the sale of off-lease vehicles of $28 million for the year ended December 31, 2025, and net gains on the sale of off-lease vehicles of $132 million, and $211 million for the years ended December 31, 2024, and 2023, respectively. Excluding these gains and losses on sale, the yield was 6.64%, 5.98%, and 5.03% for the years ended December 31, 2025, 2024, and 2023, respectively.
Our portfolio yield for consumer automotive loans excluding the impact of hedging activities increased 30 basis points for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by a shift in portfolio mix as higher yielding originations replace the maturity of lower yielding assets resulting from pricing actions due to our deliberate focus on maximizing risk adjusted returns across our credit tiers. Our portfolio yield for consumer automotive loans including the effects of derivative financial instruments designated as hedges was 8 basis points higher than our portfolio yield for consumer automotive loans excluding the effects of derivative financial instruments designated as hedges for the year ended December 31, 2025. This is attributable to the execution of hedging strategies that are used to mitigate interest rate risks. The effects of derivative financial instruments designated as hedges are included within Corporate and Other. Refer to Note 21 to the Consolidated Financial Statements for further discussion.
Our portfolio yield for commercial wholesale floorplan loans excluding the impact of hedging activities decreased 106 basis points for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily due to lower benchmark interest rates, as our commercial automotive loans are generally variable-rate.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Our portfolio yield for investment in operating leases, net, including gains and losses on the sale of off-lease vehicles, decreased 130 basis points for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was due to higher net remarketing losses, which increased $160 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. In the near term, our ability to optimize remarketing gains may be limited due to used vehicle market pressures on certain plug-in hybrid vehicles following the elimination of federal electric-vehicle tax credits for both new and used vehicles, vehicle recalls, and increased OEM marketing incentives on new vehicles. Additionally, our operating lease portfolio mix has shifted towards contracts with a residual value guarantee, and towards a more diverse mix of OEMs for contracts without a residual value guarantee, which may reduce volatility in remarketing gains and losses in future years. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.

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
Our underwriting process uses a combination of automated strategies and manual evaluation by an experienced team of dedicated underwriters. Advancements in our data-driven risk assessment process have allowed us to methodically increase our use of automated credit decisioning in recent years. This increase in automated decisioning has enhanced the buying experience for our dealer and consumer customers through improved response times, and more consistent credit decisions. Underwriting is also governed by our credit policies, which set forth guidelines such as acceptable transaction parameters and verification requirements. For higher-risk approved transactions, these guidelines require verification of details such as applicant income and employment through documentation provided by the applicant or other data sources. We continue to monitor loss performance across the risk spectrum, which enables us to make underwriting changes including pricing and curtailment actions on specific microsegments.
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
Consistent with industry practice, when we purchase a retail contract, we pay the dealer at a rate (generally described in the industry as the “buy rate”) discounted below the rate agreed to by the dealer and the consumer. Our agreements with dealers limit the amount of the discount that we will accept. The rate agreed to by the dealer and the customer is determined by the negotiated purchase price of the vehicle, and any other products such as service contracts, less any vehicle trade-in value, any down payment from the consumer, and any available automotive manufacturer incentives. Under the retail contract, the consumer is obligated to make payments in an amount equal to the purchase price of the vehicle (less any trade-in or down payment) plus finance charges at the rate agreed to by the consumer and the dealer. In addition, the consumer is responsible for charges due to us, related to past-due payments. Although we do not own the vehicles that we finance through retail contracts, our agreements require that we hold a perfected security interest in those vehicles.
We set our buy rates using a granular, risk-based methodology factoring in several variables including interest costs, projected net average annualized loss rates at the time of origination, anticipated operating costs, and targeted return on equity. Our underwriting capabilities allow us to manage our risk tolerance levels to quickly react to major changes in the economy. In recent years, pricing has been optimized to reflect market interest rates and maintain a diversified portfolio across new and used vehicle segments. We continue to apply disciplined underwriting practices while managing our origination mix through both franchised dealers and larger automotive retailers, supporting higher yields across the consumer automotive loan portfolio.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
With respect to consumer leasing, we purchase operating lease contracts and the associated vehicles from dealerships and automotive manufacturers with a direct-to-consumer model after those contracts are executed by the dealers, automotive manufacturers and the consumers. The amount we pay a dealer for an operating lease contract is based on the negotiated price for the vehicle, less any vehicle trade-in, any down payment from the consumer, and any available automotive manufacturer incentives. Under an operating lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value, down payment, tax credits, or any available manufacturer incentives) exceeds the contract residual value (including residual support) of the vehicle at lease termination, plus operating lease rental charges. The consumer is also generally responsible for charges related to past-due payments, excess mileage, excessive wear and tear, and certain disposal fees where applicable. At contract inception, pricing is determined based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as vehicle age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness.
Periodically, we reassess the projected estimated realizable value of our leased vehicles at termination based on current market conditions, and other relevant data points, and adjust depreciation expense, as necessary over the remaining term of the lease, or recognize impairment, if appropriate. We generally do not depreciate to amounts greater than the lessee purchase price established at origination. Upon termination of the lease, lessees generally have the ability to exercise a purchase option at the stated contractual amount. If the lessee declines to exercise the purchase option, the dealer then has the ability to buy out the vehicle. If neither the lessee or dealer completes the buyout, the vehicle is returned to us and we remarket the vehicle. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value, after adjusting for any residual value guarantees, resulting in a gain or loss on remarketing recorded through depreciation expense.
Our standard consumer lease contracts are operating leases; therefore, credit losses on the operating lease portfolio are not as significant as losses on retail contracts because lease credit losses are primarily limited to past-due payments and assessed fees. Since some of these fees are not assessed until the vehicle is returned, these losses on the operating lease portfolio are correlated with lease termination volume. Operating lease accounts over 30 days past due represented 1.3% and 1.6% of the portfolio at December 31, 2025, and 2024, respectively.
With respect to all financed vehicles, whether subject to a retail contract or an operating lease contract, we require that property damage insurance be obtained by the consumer. In addition, for operating lease contracts, we require that bodily injury, collision, and comprehensive insurance be obtained by the consumer.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents retail loan originations and purchases by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Year ended December 31, 2025
S	$9.9	37	761	$6.8	55	771
A	11.3	42	688	4.5	36	687
B	4.0	15	642	0.9	8	650
C	1.2	4	604	0.2	1	614
D	0.4	2	570	—	—	588
E	0.1	—	550	—	—	573
Total retail loan originations	$26.9	100	702	$12.4	100	726
Year ended December 31, 2024
S	$9.8	40	761	$5.8	52	764
A	10.3	42	690	4.3	39	688
B	3.3	14	643	0.9	8	651
C	0.8	3	602	0.1	1	615
D	0.3	1	569	—	—	562
Total retail loan originations	$24.5	100	707	$11.1	100	722
Year ended December 31, 2023
S	$9.1	35	754	$5.3	47	751
A	11.1	43	688	4.9	43	687
B	3.8	15	644	1.0	9	654
C	1.1	4	599	0.1	1	623
D	0.5	2	560	—	—	571
E	0.2	1	548	—	—	552
Total retail loan originations	$25.8	100	697	$11.3	100	710
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; payment-to-income ratio; and debt-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.
The following table presents the percentage of total retail loan originations and purchases, in dollars, by the loan term in months.

Year ended December 31,	2025	2024	2023
0–71	17%	16%	14%
72–75	60	61	63
76 +	23	23	23
Total retail loan originations	100%	100%	100%
Retail loan originations with a term of 76 months or more represented 23% of total retail loan originations for both the years ended December 31, 2025, and 2024. Substantially all the loans originated with a term of 76 months or more during both the years ended December 31, 2025, and 2024, were considered to be prime and in credit tiers S, A, or B. Our underwriting processes are designed to consider various deal structure variables—such as payment-to-income, LTV, debt-to-income, and FICO® score—that compensate for longer loan terms and mitigate underwriting risk.
During the year ended December 31, 2025, approximately 83% of our used retail loan originations were for vehicles with a model year of 2019 or newer. According to the Bureau of Transportation Statistics, the average age of light vehicles in operation in the United States during 2025 was approximately 13 years. Substantially all used retail loan originations with a term of 76 months or more during the year ended December 31, 2025, were for vehicles with a model year of 2019 or newer.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the percentage of total outstanding retail loans by origination year.

December 31,	2025	2024	2023
Pre-2021	2%	7%	15%
2021	6	11	18
2022	11	19	29
2023	16	26	38
2024	25	37	—
2025	40	—	—
Total retail	100%	100%	100%
The following tables present the total retail loan and operating lease origination and purchase dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2025	2024	2023	2025	2024	2023
Used retail	$26,871	$24,542	$25,813	62	63	65
New retail	12,369	11,057	11,310	28	28	28
Lease	4,440	3,591	2,858	10	9	7
Total consumer automotive financing originations (a)	$43,680	$39,190	$39,981	100	100	100
(a)Includes CSG originations of $4.1 billion, $3.9 billion, and $5.0 billion for the years ended December 31, 2025, 2024, and 2023, respectively.

	Consumer automotive financing originations			% Share of Ally originations
Year ended December 31, ($ in millions)	2025	2024	2023	2025	2024	2023
GM dealers	$10,292	$8,716	$9,017	24	22	23
Stellantis dealers	5,663	6,216	8,281	13	16	20
Other dealers and automotive retailers
OEM-franchised dealers (a)	17,080	15,472	13,177	39	40	33
Non-OEM-franchised dealers and automotive retailers	10,645	8,786	9,506	24	22	24
Total other dealers and automotive retailers	27,725	24,258	22,683	63	62	57
Total consumer automotive financing originations	$43,680	$39,190	$39,981	100	100	100
(a)Includes automotive manufacturers with a direct-to-consumer model.
Total consumer automotive loan and operating lease originations increased $4.5 billion for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by increased demand for electric-vehicle leasing prior to the expiration of the federal electric-vehicle tax credit, strong dealer engagement, and higher industry new and used vehicle sales.
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

Year ended December 31, 2025	Used retail	New retail	Lease
760 +	24%	31%	49%
720–759	14	13	17
660–719	28	25	21
620–659	18	15	8
540–619	10	4	3
< 540	2	—	—
Unscored (a)	4	12	2
Total consumer automotive financing originations	100%	100%	100%
Year ended December 31, 2024
760 +	26%	27%	53%
720–759	15	13	17
660–719	29	27	20
620–659	17	16	6
540–619	8	3	2
< 540	2	—	—
Unscored (a)	3	14	2
Total consumer automotive financing originations	100%	100%	100%
Year ended December 31, 2023
760 +	21%	20%	48%
720–759	14	13	17
660–719	30	29	22
620–659	19	18	9
540–619	9	3	2
< 540	3	—	—
Unscored (a)	4	17	2
Total consumer automotive financing originations	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 9% of total consumer loan and operating lease originations for the year ended December 31, 2025, compared to 7% and 9% for the years ended December 31, 2024, and 2023, respectively. Consumer loans and operating leases with FICO® Scores of less than 540 represented 1% of total originations for the year ended December 31, 2025, as compared to 1% and 2% for the years ended December 31, 2024, and 2023, respectively. Nonprime applications are subject to more stringent underwriting criteria (for example, maximum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was $8.6 billion and $8.2 billion at December 31, 2025, and December 31, 2024, respectively, or approximately 10.1% and 9.7% of our total consumer automotive loans at December 31, 2025, and December 31, 2024, respectively. For discussion of our credit-risk-management practices and performance, refer to the section below titled Risk Management.
During the fourth quarter of 2025, we amended our agreement with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we increased our committed facility by $2.0 billion to a maximum of $6.0 billion to support our continued efforts to optimize risk-adjusted returns. This commitment is effective for 364 days. As part of the agreement, we are committed to purchase finance receivables, related to both new and used vehicles, on a periodic basis within prescribed eligibility requirements and risk appetite, consistent with purchase practices in prior years. All the finance receivables purchased through this channel are included in non-OEM-franchised dealers and automotive retailers in our consumer origination metrics. While different vintages and credit tiers exhibit varying performance, collectively to date, finance receivables purchased from Carvana have generally exhibited consistent delinquency and loss performance compared to loans with similar credit characteristics acquired through our indirect dealer channel. Consumer finance receivables and loans sourced from Carvana represented 10.4% and 8.6% of our total consumer automotive finance receivables and loans as of December 31, 2025, and December 31, 2024, respectively. Loan purchases from Carvana were 11% of our total consumer automotive financing originations during the year ended December 31, 2025, compared to 8% during the year ended December 31, 2024.

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
Servicing
We have historically serviced all retail contracts and operating leases we originated, including a small amount of retail contracts originated as held-for-sale. On both an ongoing and periodic basis, we sell a portion of the retail contracts we originate through whole-loan sales and securitizations, but generally retain the right to service and earn a servicing fee for our servicing functions. As of December 31, 2025, we serviced 89% of our consumer automotive loan portfolio, compared to 91% as of December 31, 2024.
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
During the collections process, we may offer a payment extension to a customer experiencing temporary financial difficulty. A payment extension enables the customer to delay monthly payments for 30 or 60 days. Extensions granted to a customer typically do not exceed 90 days in the aggregate during any 12-month period or 180 days in aggregate over the life of the contract. During the extension period, finance charges continue to accrue. If the customer’s financial difficulty is not temporary but we believe the customer is willing and able to repay their loan at a lower payment amount, we may offer to modify the remaining obligation, extending the term. In the event of an extension, the outstanding balance generally remains unchanged. The use of extensions and other modifications help us mitigate financial loss. Extensions may assist in cases where we believe the customer will recover from short-term financial difficulty and resume regularly scheduled payments. To be eligible for an extension, customers are required to provide information about their financial hardship including income, vehicle information, and loan terms. Modifications may also be utilized in cases where we believe customers can fulfill the obligation with lower payments over a longer period. Before offering a modification, we evaluate and take into account the capacity of the customer to meet the revised payment terms. We generally do not consider extensions that fall within our policy guidelines to represent more than an insignificant delay in payment, and therefore, they are not considered loan modifications for reporting purposes within the Loan Modifications with Borrowers Experiencing Financial Difficulty section of Note 9 to the Consolidated Financial Statements. Our extension program requires that customers provide an upfront payment prior to the extension being processed. The extension and associated upfront payment are structured to allow the combination of the extension and any collected payments to resolve the account’s delinquency. We actively monitor the stick and recidivism rates for at least 12 months following an extension, in line with our risk appetite. At December 31, 2025, 14.6% of the total amount outstanding in the servicing portfolio had been granted an extension or was modified, compared to 15.0% at December 31, 2024.

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
Our total consumer automotive loan and lease serviced portfolio was $88.2 billion and $86.9 billion at December 31, 2025, and 2024, respectively, compared to our on-balance sheet consumer automotive loan and lease serviced portfolio of $85.1 billion and $84.0 billion at December 31, 2025, and 2024.
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
•Internet auctions — Once the lessee and the dealer decline to purchase the off-lease vehicle, we offer it to dealers and other third parties through our proprietary internet site (SmartAuction). Through SmartAuction, we seek to maximize the net sales proceeds from an off-lease vehicle by reducing the time between vehicle return and ultimate disposition, reducing holding costs, and broadening the number of prospective buyers. We use SmartAuction for our own vehicles and make it available for third-party use. We earn a service fee for every third-party vehicle sold through SmartAuction, which includes the cost of ClearGuard coverage, our protection product designed to assist in minimizing the risk to dealers of arbitration claims for eligible vehicles. In 2025, approximately 573,000 vehicles were sold through SmartAuction, as compared to approximately 556,000 in 2024.
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
Wholesale floorplan financing is generally extended in the form of lines of credit to individual dealers. These lines of credit are secured by the vehicles financed and all other vehicle inventory, which provide strong collateral protection in the event of dealership default. Additional collateral (for example, blanket lien over all dealership assets) or other credit enhancements (for example, personal guarantees from dealership owners) are generally obtained to further mitigate credit risk. Furthermore, in some cases, we may benefit from situations where an automotive manufacturer repurchases vehicles. These repurchases may serve as an additional layer of protection in the event of

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
repossession of dealership new-vehicle inventory or dealership franchise termination. The amount we advance to dealers for a new vehicle is equal to 100% of the manufacturer’s wholesale invoice price, subject to payment curtailment schedules. The amount we advance to dealers for a used vehicle is typically 90–100% of the dealer’s cost of acquiring it. Interest on wholesale floorplan financing is generally payable monthly. The majority of wholesale floorplan financing is structured to yield interest at a floating rate indexed to the Prime Rate. The rate for a particular dealer is based on, among other things, competitive factors, the size of the account, and the dealer’s creditworthiness. Additionally, under our Ally Dealer Rewards Program, dealers benefit in certain circumstances from wholesale floorplan financing incentives, which we pay and account for as a reduction to interest income in the period they are earned.
Under our wholesale floorplan financing agreement, a dealership is generally required to pay the principal amount financed for a vehicle within a specified number of days following the dealership’s sale or lease of the vehicle. The agreement also affords us the right to demand payment of all amounts owed under the wholesale credit line at any time. We, however, generally make this demand only if we terminate the credit line, the dealer defaults, or a risk-based reason exists to do so.
Commercial Wholesale Financing Volume
The following table presents the percentage of average balance of our commercial wholesale floorplan finance receivables, in dollars, by product type and by channel.

	Average balance
Year ended December 31, ($ in millions)	2025	2024	2023
Stellantis new vehicles	29%	38%	40%
GM new vehicles	27	25	22
Other new vehicles	24	20	14
Used vehicles	20	17	24
Total	100%	100%	100%
Total commercial wholesale finance receivables	$15,156	$17,361	$14,223
Average commercial wholesale financing receivables outstanding decreased $2.2 billion during the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily due to a decrease within the Stellantis dealer channel.
Carvana's commercial line of credit totals $1.5 billion, with a scheduled maturity in the second quarter of 2027. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. This includes the line of credit being fully collateralized to mitigate counterparty credit risk in the event of a default. At December 31, 2025, Carvana’s gross wholesale floorplan assets outstanding balance was $58 million.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balance of other commercial automotive loans increased $11 million to $6.4 billion for the year ended December 31, 2025, compared to the year ended December 31, 2024.
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

Year ended December 31, ($ in millions)	2025	2024	2023	Favorable/(unfavorable) 2025-2024 % change	Favorable/(unfavorable) 2024–2023 % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$1,450	$1,413	$1,271	3	11
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	129	114	104	13	10
Other gain on investments, net (b)	132	80	144	65	(44)
Other income, net of losses	14	14	13	—	8
Total insurance premiums and other income	1,725	1,621	1,532	6	6
Expense
Insurance losses and loss adjustment expenses	616	544	422	(13)	(29)
Acquisition and underwriting expense
Compensation and benefits expense	113	108	108	(5)	—
Insurance commissions expense	628	647	636	3	(2)
Other expenses	168	154	150	(9)	(3)
Total acquisition and underwriting expense	909	909	894	—	(2)
Total expense	1,525	1,453	1,316	(5)	(10)
Income from continuing operations before income tax expense	$200	$168	$216	19	(22)
Total assets	$9,931	$9,325	$9,081	6	3
Insurance premiums and service revenue written	$1,503	$1,472	$1,275	2	15
Combined ratio (c)	104.2%	101.9%	102.4%
(a)Includes interest expense of $59 million, $54 million, and $45 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(b)Includes net unrealized gains on equity securities of $44 million for the year ended December 31, 2025, net unrealized losses on equity securities of $3 million for the year ended December 31, 2024, and net unrealized gains on equity securities of $110 million for the year ended December 31, 2023.
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
2025 Compared to 2024
Our Insurance operations earned income from continuing operations before income tax expense of $200 million for the year ended December 31, 2025, compared to $168 million for the year ended December 31, 2024. The increase for the year ended December 31, 2025, was primarily driven by higher other gain on investments, net, and higher insurance premiums and service revenue earned. The increase was partially offset by higher insurance losses and loss adjustment expenses.
Insurance premiums and service revenue earned was $1.5 billion for the year ended December 31, 2025, compared to $1.4 billion for the year ended December 31, 2024. The increase for the year ended December 31, 2025, was primarily due to growth in our P&C business driven by growth in our vehicle inventory insurance business, and higher volume of GAP and other ancillary F&I products. The increase was partially offset by lower VSC volume.
Other gain on investments, net was $132 million for the year ended December 31, 2025, compared to $80 million for the year ended December 31, 2024. This included realized capital gains of $88 million during the year ended December 31, 2025, compared to $83 million for the year ended December 31, 2024. The increase for the year ended December 31, 2025, was driven by net unrealized gains on equity securities of $44 million for the year ended December 31, 2025, compared to net unrealized losses on equity securities of $3 million during the year ended December 31, 2024.
Insurance losses and loss adjustment expenses totaled $616 million for the year ended December 31, 2025, compared to $544 million for the year ended December 31, 2024. The increase for the year ended December 31, 2025, was primarily due to higher weather losses driven by growth in our vehicle inventory insurance business. Weather-related loss and loss adjustment expenses from our vehicle inventory insurance business were $174 million during the year ended December 31, 2025, compared to $122 million during the year ended December 31, 2024. We utilized our excess of loss reinsurance and ceded weather-related losses on our vehicle inventory insurance business during the first three quarters of 2024, and the first quarter of 2025, as losses exceeded the retention limit, helping to partially mitigate the impact of weather

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
losses, primarily due to severe hailstorms. In April 2025, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related losses, under which retention limits vary for each quarter.
Our combined ratio was 104.2% for the year ended December 31, 2025, compared to 101.9% for the year ended December 31, 2024. The increase for the year ended December 31, 2025, was primarily driven by growth in our P&C business, which had higher earned premiums that were more than offset by higher losses.
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

Year ended December 31, ($ in millions)	2025	2024	2023
Finance and insurance products
Vehicle service contracts	$672	$733	$713
Guaranteed asset protection and other finance and insurance products (a)	337	275	233
Total finance and insurance products	1,009	1,008	946
Property and casualty insurance (b)	450	416	287
Other premium and service revenue written (c)	44	48	42
Total	$1,503	$1,472	$1,275
(a)Other financial and insurance products include VMCs, ClearGuard, and other ancillary products.
(b)P&C insurance includes vehicle inventory insurance and dealer ancillary products including property and liability coverage earned on a straight-line basis.
(c)Primarily includes non-automotive assumed reinsurance and revenue associated with performing services as an underwriting carrier.
Insurance premiums and service revenue written increased $31 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to higher written premiums from our P&C business primarily driven by growth in vehicle inventory insurance business relationships, increasing our market share, and higher GAP and other finance and insurance products. The increase was partially offset by lower VSC volume.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

December 31, ($ in millions)	2025	2024
Cash and cash equivalents
Noninterest-bearing cash	$120	$91
Interest-bearing cash	508	527
Total cash and cash equivalents	628	618
Equity securities	875	867
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	597	464
U.S. States and political subdivisions	314	361
Foreign government	188	194
Agency mortgage-backed residential	1,129	853
Mortgage-backed residential	198	206
Corporate debt	1,912	1,754
Total available-for-sale securities (amortized cost basis of $4,609 and $4,274)	4,338	3,832
Total cash, cash equivalents, and securities	$5,841	$5,317

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
In addition to these cash and investment securities, the Insurance segment has interest-bearing intercompany arrangements with Corporate and Other, callable on demand. The intercompany loan balance due to Insurance was $807 million and $864 million at December 31, 2025, and December 31, 2024, respectively, and related interest income of $19 million and $16 million was recognized for the year ended December 31, 2025, and 2024.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

Year ended December 31, ($ in millions)	2025	2024	2023	Favorable/(unfavorable) 2025-2024 % change	Favorable/(unfavorable) 2024-2023 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$924	$995	$967	(7)	3
Interest on loans held-for-sale	8	11	13	(27)	(15)
Interest expense	498	550	550	9	—
Net financing revenue and other interest income	434	456	430	(5)	6
Total other revenue	104	123	104	(15)	18
Total net revenue	538	579	534	(7)	8
Provision for credit losses	31	8	52	n/m	85
Noninterest expense
Compensation and benefits expense	82	80	78	(3)	(3)
Other operating expenses	60	57	50	(5)	(14)
Total noninterest expense	142	137	128	(4)	(7)
Income from continuing operations before income tax expense	$365	$434	$354	(16)	23
Total assets	$12,989	$9,704	$11,212	34	(13)
n/m = not meaningful
2025 Compared to 2024
Our Corporate Finance operations earned income from continuing operations before income tax expense of $365 million for the year ended December 31, 2025, compared to $434 million for the year ended December 31, 2024. The decrease for the year ended December 31, 2025, was primarily due to lower net financing revenue and other interest income, lower total other revenue, and higher provision for credit losses.
Net financing revenue and other interest income was $434 million for the year ended December 31, 2025, compared to $456 million for the year ended December 31, 2024. The decrease for the year ended December 31, 2025, was primarily driven by lower accelerated deferred fees from early loan payoffs, which were elevated during the year ended December 31, 2024.
Other revenue decreased $19 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily driven by lower fee income, including lower fees on revolving credit lines due to higher utilization as compared to the year ended December 31, 2024.
The provision for credit losses increased $23 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by portfolio growth. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $5 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily due to higher direct and allocated expenses related to the growth of the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Credit Portfolio
The following table presents loans held-for-sale, the amortized cost basis of finance receivables and loans outstanding, unfunded lending commitments, and total serviced loans of our Corporate Finance operations. As of December 31, 2025, 65% of our loans and 64% of our lending commitments were asset based, with all in a first-lien position. Additionally, total criticized exposures were 9.7% and 14.2% of total Corporate Finance finance receivables and loans at December 31, 2025, and December 31, 2024, respectively.

December 31, ($ in millions)	2025	2024
Loans held-for-sale, net	$87	$105
Finance receivables and loans (a)	$12,930	$9,593
Unfunded lending commitments (b)	$8,526	$7,913
Total serviced loans	$15,127	$12,820
(a)Includes $10.2 billion and $8.1 billion of commercial and industrial loans at December 31, 2025, and December 31, 2024, respectively, and $2.7 billion and $1.5 billion of commercial real estate loans at December 31, 2025, and December 31, 2024, respectively. Our commercial real estate loans are primarily focused on lending to skilled nursing facilities, senior housing, and medical office buildings. There are no exposures related to commercial office buildings.
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
The following table presents the percentage of total finance receivables and loans of our Corporate Finance operations by industry concentration. The finance receivables and loans are reported at amortized cost basis.

December 31,	2025	2024
Industry
Financial services (a)	43.0%	42.1%
Health services	20.7	15.1
Services	13.2	14.3
Chemicals and metals	7.1	7.4
Machinery, equipment, and electronics	5.5	6.7
Automotive and transportation	4.6	7.0
Wholesale	2.7	3.0
Construction	1.2	1.3
Retail trade	0.8	1.0
Other manufactured products	0.7	1.5
Other	0.5	0.6
Total finance receivables and loans	100.0%	100.0%
(a)Primarily relates to our Private Credit Finance portfolio. All of the portfolio is performing and rated pass.

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

Year ended December 31, ($ in millions)	2025	2024	2023	Favorable/(unfavorable) 2025-2024 % change	Favorable/(unfavorable) 2024–2023 % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$668	$1,268	$1,879	(47)	(33)
Interest on loans held-for-sale	6	36	14	(83)	157
Interest and dividends on investment securities and other earning assets (b)	823	909	896	(9)	1
Interest on cash and cash equivalents	353	362	319	(2)	13
Total financing revenue and other interest income	1,850	2,575	3,108	(28)	(17)
Interest expense
Original issue discount amortization (c)	74	68	61	(9)	(11)
Other interest expense (d)	1,346	2,534	2,877	47	12
Total interest expense	1,420	2,602	2,938	45	11
Net financing revenue and other interest income	430	(27)	170	n/m	(116)
Other revenue
(Loss) gain on mortgage and automotive loans, net	(28)	21	16	n/m	31
Other loss on investments, net	(493)	(9)	—	n/m	n/m
Other income, net of losses	170	162	144	5	13
Total other revenue	(351)	174	160	n/m	9
Total net revenue	79	147	330	(46)	(55)
Provision for credit losses	(263)	253	298	n/m	15
Total noninterest expense (e) (f)	1,496	1,476	1,713	(1)	14
Loss from continuing operations before income tax benefit	$(1,154)	$(1,582)	$(1,681)	27	6
Total assets	$57,329	$59,750	$60,735	(4)	(2)
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
(c)Amortization is included as interest on long-term debt in our Consolidated Statement of Income.
(d)Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.
(e)Includes reductions of $885 million, $822 million, and $756 million for the years ended December 31, 2025, 2024, and 2023, respectively, related to the allocation of COH expenses to other segments. The receiving segments record their allocation of COH expense within other operating expense.
(f)Includes impairment of goodwill related to Ally Credit Card of $305 million and $118 million for the years ended December 31, 2025, and 2024, respectively. Additionally, there was a $149 million impairment of goodwill related to the transfer of Ally Lending to held-for-sale for the year ended December 31, 2023. We closed the sales of Ally Credit Card on April 1, 2025, and Ally Lending on March 1, 2024. Refer to Note 13 to the Consolidated Financial Statements for additional information on Ally Credit Card.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table summarizes total assets for Corporate and Other.

December 31, ($ in millions)	2025	2024
Cash and cash equivalents and securities	$32,408	$32,599
Other investments	3,605	3,442
Mortgage finance receivables and loans, net	15,560	17,215
Credit card finance receivables and loans, net (a)	—	1,975
Other (b)	5,756	4,519
Total assets	$57,329	$59,750
(a)We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Consolidated Financial Statements for additional information.
(b)Primarily includes net deferred tax assets and net property and equipment. Refer to Note 13 to the Consolidated Financial Statements for additional information.
The following table presents the scheduled remaining amortization of the original issue discount at December 31, 2025.

Year ended December 31, ($ in millions)	2026	2027	2028	2029	2030	2031 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$607	$512	$405	$282	$139	$—
Total amortization (b)	82	95	107	123	143	139	$689
(a)The maximum annual scheduled amortization for any individual year is $143 million in 2030.
(b)The amortization is included as interest on long-term debt in the Consolidated Statement of Income.
2025 Compared to 2024
Corporate and Other incurred a loss from continuing operations before income tax benefit of $1.2 billion for the year ended December 31, 2025, compared to a loss of $1.6 billion for the year ended December 31, 2024. The decrease in loss for the year ended December 31, 2025, was primarily driven by lower provision for credit losses and higher net financing revenue, partially offset by lower total other revenue.
Total financing revenue and other interest income was $1.9 billion for the year ended December 31, 2025, compared to $2.6 billion for the year ended December 31, 2024. The decrease for the year ended December 31, 2025, was primarily driven by lower average assets due to the sale of Ally Credit Card on April 1, 2025, lower income from our hedging activities, and the continued run-off of our consumer mortgage portfolio.
Total interest expense decreased $1.2 billion for the year ended December 31, 2025, compared to the year ended December 31, 2024. Interest expense in our Corporate and Other segment includes our external borrowing costs less the amount charged to our operating segments, which is based on our FTP methodology. The decrease in interest expense for the year ended December 31, 2025, was primarily driven by a lower interest rate environment and the sale of Ally Credit Card.
Total other revenue decreased $525 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was driven by a balance sheet repositioning of a portion of our available-for-sale securities during the first quarter of 2025. Additionally, the decrease was driven by lower late charges and other administrative fees as a result of the sale of Ally Credit Card. Refer to Note 8 to the Consolidated Financial Statements for additional information on the balance sheet repositioning.
The provision for credit losses decreased $516 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was driven by a provision benefit associated with the sale of Ally Credit Card, as well as lower net charge-offs as a result of the sale. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $20 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in noninterest expense included impairments of goodwill associated with Ally Credit Card of $305 million and $118 million during the years ended December 31, 2025, and 2024, respectively. The increase was partially offset by lower operating expenses as a result of the sales of Ally Credit Card and Ally Lending, combined with the continued run-off of our consumer mortgage portfolio. Refer to Note 13 to the Consolidated Financial Statements for additional information on the impairment of goodwill.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

December 31, ($ in millions)	2025	2024
Cash and cash equivalents
Noninterest-bearing cash	$285	$431
Interest-bearing cash	9,117	9,243
Total cash and cash equivalents	9,402	9,674
Equity securities	—	1
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,682	1,409
U.S. States and political subdivisions	237	256
Agency mortgage-backed residential	11,772	12,800
Agency mortgage-backed commercial	4,932	3,984
Asset-backed	12	129
Total available-for-sale securities (amortized cost basis of $21,216 and $22,536)	18,635	18,578
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,154	739
Mortgage-backed residential	3,246	3,465
Asset-backed retained notes	51	89
Total held-to-maturity securities (amortized cost basis of $4,371 and $4,346)	4,451	4,293
Total cash, cash equivalents, and securities	$32,488	$32,546
Other Investments
The following table summarizes other investments at carrying value for Corporate and Other. Refer to Note 1 to the Consolidated Financial Statements for further information on these investments.

($ in millions)	2025	2024
Other assets
Proportional amortization investments (a)	$2,094	$2,131
Nonmarketable equity investments	854	730
Equity-method investments (b)	657	581
Total other investments	$3,605	$3,442
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments.
(b)Primarily comprises 82 and 66 investments made in connection with our CRA program at December 31, 2025, and December 31, 2024, respectively. The carrying value of these investments was $647 million and $573 million at December 31, 2025, and December 31, 2024, respectively.
Nonmarketable equity investments and equity-method investments include strategic investments made through Ally Ventures. Ally Ventures identifies, invests in, and builds relationships with key startups. At December 31, 2025, the carrying value of investments made through Ally Ventures was $38 million, comprising 18 investments, as compared to $36 million, comprising 19 investments at December 31, 2024. Refer to Note 13 to the Consolidated Financial Statements for additional information.

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

	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Trading days (a)	63.0	63.5	62.0	60.0	63.0
Average customer trades per day, (in thousands)	26.3	26.6	26.6	30.6	29.3
Funded accounts (b) (in thousands)	534	534	532	533	532
Total net customer assets (b) ($ in millions)	$21,056	$21,049	$19,257	$17,130	$18,459
Total customer cash balances (b) ($ in millions)	$1,509	$1,508	$1,476	$1,406	$1,436
(a)Represents the number of days the NYSE and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across the brokerage, robo and advisory portfolios.
During the year ended December 31, 2025, total funded accounts remained stable from the fourth quarter of 2024. Average customer trades per day decreased 10% from the fourth quarter of 2024, driven by evolving market conditions and customer engagement. Additionally, net customer assets increased 14% from the fourth quarter of 2024, as a result of changes in equity market valuations.
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

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium (discount) ($ in millions)	Average refreshed LTV (b) (c)	Average refreshed FICO® (d)
December 31, 2025
Fixed-rate	$15,583	100	3.14%	$(11)	46.31%	782
Total	$15,583	100	3.14	$(11)	46.31	782
December 31, 2024
Adjustable-rate	$450	3	4.36%	$2	46.01%	770
Fixed-rate	16,793	97	3.15	(10)	47.96	782
Total	$17,243	100	3.18	$(8)	47.91	782
(a)Represents UPB, net of charge-offs.
(b)Updated home values were derived using a combination of appraisals, broker price opinions, automated valuation models, and metropolitan statistical area level house price indices.
(c)Consists of only first-lien mortgages.
(d)Updated to reflect changes in credit score since loan origination.
Ally Credit Card
On April 1, 2025, we closed the sale of Ally Credit Card. For further information, refer to Note 2 to the Consolidated Financial Statements.

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
•Reputation risk — The risk arising from negative public opinion on our business practices, whether true or not, leading to financial risk such as a decline in customer satisfaction, brand sentiment, customer base, revenue, or result in legal or compliance action towards us.
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
•Conduct risk — The risk of customer harm, employee harm, reputational damage, regulatory sanction, or financial loss resulting from inappropriate, unethical or unlawful behavior by Ally, or those of our employees or contractors that could lead to negative outcomes.
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
In addition, our Loan Review Group provides an independent assessment of the quality of our extensions of credit and credit-risk-management practices, and all business lines that create or influence credit risk are subject to full and unrestricted reviews by the Loan Review Group. This group is also granted free and unrestricted access to any and all of our records, physical properties, technologies, management, and employees, and reports directly to the RC, as well as administratively to the Chief Audit Executive.
In addition to the primary risks that we manage, climate risk at Ally is currently not defined as a material risk and is being evaluated for the appropriateness of risk management routines. Climate-related risk refers to the risk of potential negative impacts of a changing climate on Ally’s operational or financial performance, including both physical and transition risks, and the risk associated with Ally’s impact on the environment. Refer to the section titled Climate-Related Risk within this section for more information.
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities based on our reportable operating segments.

December 31, ($ in millions)	2025	2024
Finance receivables and loans
Automotive Finance (a)	$108,711	$106,655
Insurance (b)	8	15
Corporate Finance	12,930	9,593
Corporate and Other (c) (d)	15,805	19,767
Total finance receivables and loans	137,454	136,030
Loans held-for-sale
Automotive Finance	12	5
Corporate Finance	87	105
Corporate and Other	450	50
Total loans held-for-sale	549	160
Total on-balance-sheet loans	138,003	136,190
Off-balance-sheet securitized loans
Automotive Finance	1,002	1,730
Whole-loan sales
Automotive Finance	2,190	1,155
Corporate and Other (d)	—	86
Total off-balance-sheet loans (e)	3,192	2,971
Operating lease assets
Automotive Finance	8,772	7,991
Total operating lease assets	8,772	7,991
Total loan and operating lease exposure	$149,967	$147,152
(a)Includes an asset of $7 million and a liability of $51 million associated with fair value hedging adjustments at December 31, 2025, and December 31, 2024, respectively. Refer to Note 21 to the Consolidated Financial Statements for additional information.
(b)Represents insurance advance agreements with dealers that we administer through a noninsurance entity. These advances are included within our automotive commercial and industrial portfolio class.
(c)Primarily includes our consumer mortgage portfolio at both December 31, 2025, and December 31, 2024.
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
•Operating lease assets — The net book value of the automotive assets we lease includes the expected residual values upon remarketing the vehicles at the end of the lease and is reported net of accumulated depreciation. We are exposed to fluctuations in the expected residual value upon remarketing the vehicle at the end of the lease, and accordingly at contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness. Periodically, we reassess the projected value of the leased vehicle at termination based on current market conditions in consideration of any OEM residual value guarantees and may adjust depreciation expense over the remaining life of the contract, or recognize impairment, if appropriate. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value, after adjusting for any OEM residual value guarantees, resulting in a gain or loss on remarketing recorded through depreciation expense. The balance sheet reflects both the operating lease asset as well as any associated rent receivables. The operating lease rent receivable is accrued when collection is reasonably assured and presented as a component of other assets. Operating lease assets are reviewed for impairment in accordance with applicable accounting standards.
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
Ally Financial Inc. • Form 10-K
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning and stress testing. This group closely monitors macroeconomic trends, such as unemployment rate and sales of new light motor vehicles, given the nature of our business and the potential impacts on our exposure to risks. As of December 31, 2025, the unemployment rate increased to 4.4%. Sales of new light motor vehicles fell to an average annual rate of 15.7 million during the fourth quarter of 2025. Sales of new light motor vehicles remain below the pre-pandemic annual pace of 17.0 million in 2019, which has limited incoming used vehicle supply and supported used vehicle values. Additionally, used vehicle values may be impacted by availability, the price of new vehicles, or changes in customer preferences. However, macroeconomic risks remain elevated as a result of impacts from tariffs, inflation, consumer financial health, and geopolitical uncertainty.
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
During the year ended December 31, 2025, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, and prime and nonprime finance receivables and loans. Consumer mortgage originations ceased during the second quarter of 2025, which has and will continue to result in a gradual run-off of our consumer mortgage loan portfolio. In addition, during the fourth quarter of 2025, we transferred $366 million of mortgage loans to held-for-sale. Following the expected sale of these mortgage loans, our consumer mortgage portfolio will be all first-lien fixed-rate mortgages. Prior to the sale of Ally Credit Card on April 1, 2025, the consumer loan portfolio also included revolving, unsecured loans through Ally

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Credit Card. For further information, refer to Note 2 to the Consolidated Financial Statements. The carrying value of our nonprime held-for-investment consumer automotive loans before allowance for loan losses represented approximately 10.1% and 9.7% of our total consumer automotive loans at December 31, 2025, and December 31, 2024, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements.
The following table includes consumer finance receivables and loans recorded at amortized cost basis.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
December 31, ($ in millions)	2025	2024	2025	2024	2025	2024
Consumer automotive (b) (c)	$85,568	$83,757	$1,155	$1,231	$—	$—
Consumer mortgage	15,572	17,234	62	54	—	—
Consumer other (d)	—	2,294	—	90	—	—
Total consumer finance receivables and loans	$101,140	$103,285	$1,217	$1,375	$—	$—
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
(c)Includes outstanding CSG loans of $9.0 billion and $9.3 billion at December 31, 2025, and December 31, 2024, respectively, and RV loans of $282 million and $360 million at December 31, 2025, and December 31, 2024, respectively.
(d)Consists of credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Consolidated Financial Statements for additional information.
Total consumer finance receivables and loans decreased $2.1 billion to $101.1 billion at December 31, 2025, compared to December 31, 2024. The decrease was primarily due to the sale of Ally Credit Card, which closed on April 1, 2025. Additionally, our consumer mortgage finance receivables and loans decreased $1.7 billion, primarily due to portfolio runoff, as we ceased mortgage originations during the second quarter of 2025. The decrease in consumer finance receivables and loans was partially offset by an increase of $1.8 billion of consumer automotive finance receivables and loans, primarily due to loan originations outpacing portfolio paydown.
Total consumer nonperforming finance receivables and loans decreased $158 million to $1.2 billion at December 31, 2025, compared to December 31, 2024. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans was 1.2% and 1.3% at December 31, 2025, and December 31, 2024, respectively.
Consumer automotive loans 30 days or more past due decreased $84 million to $4.5 billion at December 31, 2025, compared to December 31, 2024. During the year ended December 31, 2025, we observed a decline in delinquency trends within our consumer automotive portfolio, primarily driven by improvements from changes made to our underwriting strategies.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents consumer net charge-offs and write-downs from transfers to loans held-for-sale from finance receivables and loans at amortized cost basis and related ratios.

	Net charge-offs (recoveries)		Write-downs from transfers to held-for-sale (a) (b)		Total		Net charge-off ratios (c)		Combined ratios (d)
Year ended December 31, ($ in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Consumer automotive	$1,664	$1,810	$—	$5	$1,664	$1,815	2.0%	2.2%	2.0%	2.2%
Consumer mortgage	(5)	(3)	5	—	—	(3)	(0.1)	—	—	—
Consumer other (e)	63	232	—	—	63	232	n/m	11.2	n/m	11.2
Total consumer finance receivables and loans	$1,722	$2,039	$5	$5	$1,727	$2,044	1.7	2.0	1.7	2.0
n/m = not meaningful
(a)Consumer mortgage includes a $5 million reduction of allowance from the transfers of loans initially recorded as held-for-investment to held-for-sale during the year ended December 31, 2025.
(b)Consumer automotive includes a $5 million reduction of allowance from the completion of a retail securitization transactions during the year ended December 31, 2024, resulting in the deconsolidation of the assets and liabilities from our Consolidated Balance Sheet.
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
(e)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Consolidated Financial Statements for additional information.
Our net charge-offs from total consumer finance receivables and loans were $1.7 billion for the year ended December 31, 2025, compared to $2.0 billion for the year ended December 31, 2024. The decrease for the year ended December 31, 2025, was driven by lower net charge-offs within our consumer other portfolio due to the sale of Ally Credit Card, which closed on April 1, 2025. The decrease was also driven by lower net charge-offs within our consumer automotive portfolio, reflecting our pricing and underwriting strategies, and overall stability in used vehicle prices in recent years.
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

Year ended December 31, ($ in millions)	2025	2024
Consumer automotive (a)	$40,697	$36,078
Consumer mortgage (b) (c)	95	930
Total consumer loan originations	$40,792	$37,008
(a)Includes loans purchased under forward flow agreements with automotive retailers, as well as $1.5 billion of loans originated as held-for-sale for the year ended December 31, 2025, and $479 million for the year ended December 31, 2024.
(b)Excludes bulk loan purchases and includes $95 million of loans originated as held-for-sale for the year ended December 31, 2025, and $881 million for the year ended December 31, 2024.
(c)Consumer mortgage originations ceased during the second quarter of 2025.
Total consumer loan originations increased $3.8 billion for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by strong dealer engagement and higher industry new and used vehicle sales. The increase was partially offset by a decrease in consumer mortgage originations, as mortgage originations ceased during the second quarter of 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table shows the percentage of consumer finance receivables and loans by state concentration based on amortized cost basis.

	2025 (a)			2024
December 31,	Consumer automotive	Consumer mortgage	Consumer other (b)	Consumer automotive	Consumer mortgage	Consumer other
California	8.3%	40.5%	—%	8.5%	39.9%	9.3%
Texas	13.6	7.1	—	13.5	7.2	7.8
Florida	9.1	6.2	—	9.3	6.2	9.1
North Carolina	4.8	1.8	—	4.6	1.9	3.0
Pennsylvania	4.5	2.2	—	4.5	2.1	4.1
Georgia	4.1	2.9	—	4.0	2.9	3.7
New York	4.0	1.8	—	3.8	1.9	5.4
New Jersey	3.2	2.5	—	3.3	2.5	3.5
Illinois	3.0	2.8	—	3.2	2.8	4.6
Ohio	3.2	0.4	—	3.3	0.4	4.5
Other United States	42.2	31.8	—	42.0	32.2	45.0
Total consumer loans	100.0%	100.0%	—%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2025.
(b)We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Consolidated Financial Statements for additional information.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 25.8% and 26.0% of our total outstanding consumer finance receivables and loans at December 31, 2025, and December 31, 2024, respectively. Our consumer mortgage loan portfolio concentration within California is primarily composed of high-quality jumbo mortgage loans.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table includes total commercial finance receivables and loans reported at amortized cost basis.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
December 31, ($ in millions)	2025	2024	2025	2024	2025	2024
Commercial
Commercial and industrial
Automotive	$18,339	$18,259	$15	$15	$—	$—
Other (b) (c)	10,309	8,212	124	94	—	—
Commercial real estate	7,666	6,274	10	2	—	—
Total commercial finance receivables and loans	$36,314	$32,745	$149	$111	$—	$—
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
(c)Includes PCD loans acquired during the year ended December 31, 2025.
Total commercial finance receivables and loans outstanding increased $3.6 billion to $36.3 billion at December 31, 2025, compared to December 31, 2024. The increase was primarily due to a $3.3 billion increase in our Corporate Finance operations and a $245 million increase in our Automotive Finance operations.
Total commercial nonperforming finance receivables and loans were $149 million at December 31, 2025, reflecting an increase of $38 million compared to December 31, 2024. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans was 0.4% and 0.3% at December 31, 2025, and December 31, 2024, respectively.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost basis and related ratios.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Year ended December 31, ($ in millions)	2025	2024	2025	2024
Commercial
Commercial and industrial
Automotive	$—	$(3)	—%	—%
Other	(2)	(2)	—	—
Total commercial finance receivables and loans	$(2)	$(5)	—	—
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $7.7 billion and $6.3 billion at December 31, 2025, and December 31, 2024, respectively, which represented 5.6% and 4.6% of total outstanding finance receivables and loans at December 31, 2025, and December 31, 2024, respectively. There were $4.8 billion and $4.7 billion of commercial real estate loans included in the Automotive Finance segment at December 31, 2025, and December 31, 2024, respectively, and $2.7 billion and $1.5 billion of commercial real estate loans included in the Corporate Finance segment at December 31, 2025, and December 31, 2024. As of both December 31, 2025, and December 31, 2024, we had no exposures related to commercial office buildings.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost basis.

December 31,	2025	2024
Florida	22.1%	16.0%
Texas	12.1	14.1
California	8.0	6.6
New York	7.9	5.4
Ohio	5.4	5.6
North Carolina	3.6	4.8
Michigan	3.4	4.1
Georgia	3.0	3.3
Illinois	2.4	2.6
Missouri	2.2	2.9
Other United States	29.9	34.6
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures decreased $470 million from December 31, 2024, to $3.0 billion at December 31, 2025. The decrease was primarily driven by a decrease in Special Mention loans within the commercial and industrial portfolio class of our Automotive Finance and Corporate Finance operations. Total criticized exposures were 8.2% and 10.5% of total commercial finance receivables and loans at December 31, 2025, and December 31, 2024, respectively, representing strong overall credit performance.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost basis.

December 31,	2025	2024
Industry
Automotive	61.7%	64.4%
Services	12.4	9.0
Electronics	11.2	12.8
Other	14.7	13.8
Total commercial criticized finance receivables and loans	100.0%	100.0%
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
Repossessed consumer automotive loan assets in our Automotive Finance operations were $220 million and $207 million at December 31, 2025, and December 31, 2024, respectively, and foreclosed consumer mortgage assets was $1 million at both December 31, 2025, and December 31, 2024. Repossessed commercial automotive loan assets in our Automotive Finance operations were $1 million and $2 million at December 31, 2025, and December 31, 2024, respectively.

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
Through December 31, 2025, forecasted economic variables incorporated into our quantitative allowance processes were updated to include the current macroeconomic environment and our future expectations reflecting slow GDP growth in the near term. This included (but was not limited to) the following: the unemployment rate reaching approximately 4.5% in the first quarter of 2026, before reverting to the historical mean of approximately 5.8% by the fourth quarter of 2028, GDP growth slowing to 2.0% as measured on a quarter-over-quarter seasonally adjusted annualized rate basis in 2026 and 2027, before reverting to the historical mean of approximately 2.1% by the fourth quarter of 2028, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis from more than 15 million units in the fourth quarter of 2025, to approximately 16 million units by the fourth quarter of 2027, before reverting to the historical mean of 15 million units by the fourth quarter of 2028. Additionally, we maintain a qualitative allowance framework to account for ongoing risks and volatility in the macroeconomic environment, including the impacts from tariffs, inflation, consumer financial health, and geopolitical uncertainty, that could adversely impact frequency of loss and LGD. Our overall allowance for loan losses decreased $224 million from the prior year to $3.5 billion at December 31, 2025, representing 2.5% and 2.7% as a percentage of total finance receivables at December 31, 2025, and December 31, 2024, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the years ended December 31, 2025, and December 31, 2024, respectively.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at January 1, 2025	$3,170	$19	$319	$3,508	$206	$3,714
Charge-offs (b)	(2,610)	(3)	(68)	(2,681)	(2)	(2,683)
Recoveries	946	8	5	959	4	963
Net charge-offs	(1,664)	5	(63)	(1,722)	2	(1,720)
Write-downs from transfers to held-for-sale (c)	—	(5)	—	(5)	—	(5)
Provision for credit losses
Provision due to change in portfolio size	66	(1)	—	65	35	100
Provision due to incremental charge-offs	1,664	(5)	63	1,722	(2)	1,720
Provision due to all other factors	(28)	—	(320)	(348)	5	(343)
Total provision for credit losses	1,702	(6)	(257)	1,439	38	1,477
Other (d)	—	(1)	1	—	24	24
Allowance at December 31, 2025	$3,208	$12	$—	$3,220	$270	$3,490
Net charge-offs to average finance receivables and loans outstanding for the year ended December 31, 2025	2.0%	—%	n/m	1.7%	—%	1.3%
Net charge-offs and write-downs from transfers to held-for-sale to average finance receivables and loans outstanding for the year ended December 31, 2025	2.0%	—%	n/m	1.7%	—%	1.3%
Allowance for loan losses to total nonperforming finance receivables and loans at December 31, 2025 (e)	277.8%	18.1%	—%	264.4%	181.9%	255.4%
Nonaccrual loans to finance receivables and loans outstanding at December 31, 2025	1.3%	0.4%	—%	1.2%	0.4%	1.0%
Ratio of allowance for loan losses to annualized net charge-offs at December 31, 2025	1.9	(2.5)	—	1.9	(104.3)	2.0
Ratio of allowance for loan losses to annualized net charge-offs and write-downs from transfers to held-for-sale at December 31, 2025	1.9	17.3	—	1.9	(104.3)	2.0
n/m = not meaningful
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Consolidated Financial Statements for additional information.
(b)Refer to Note 1 to the Consolidated Financial Statements for information regarding our charge-off policies.
(c)Consumer mortgage includes a $5 million reduction of allowance from the transfers of loans initially recorded as held-for-investment to held-for-sale during the year ended December 31, 2025.
(d)Commercial includes an initial allowance for loan losses of $24 million on PCD loans acquired during the year ended December 31, 2025.
(e)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost basis.

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
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Consolidated Financial Statements for additional information.
(b)Refer to Note 1 to the Consolidated Financial Statements for information regarding our charge-off policies.
(c)Consumer automotive includes a $5 million reduction of allowance from the completion of a retail securitization transaction during the year ended December 31, 2024, resulting in the deconsolidation of the assets and liabilities from our Consolidated Balance Sheet.
(d)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost basis.
The allowance for consumer loan losses as of December 31, 2025, decreased $288 million compared to December 31, 2024, reflecting a decrease of $319 million in the consumer other allowance, primarily driven by the sale of the Ally Credit Card on April 1, 2025. The decrease was partially offset by an increase of $38 million in the consumer automotive allowance, primarily driven by portfolio growth.
The allowance for commercial loan losses as of December 31, 2025, increased $64 million compared to December 31, 2024. The increase was primarily driven by increased specific reserve activity and portfolio growth in our Corporate Finance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

Year ended December 31, ($ in millions)	2025	2024	2023
Consumer automotive	$1,702	$1,902	$1,595
Consumer mortgage	(6)	(7)	(11)
Consumer other (a)	(257)	259	319
Total consumer	1,439	2,154	1,903
Commercial
Commercial and industrial
Automotive	3	—	23
Other	17	8	56
Commercial real estate	18	4	(3)
Total commercial	38	12	76
Total provision for loan losses	$1,477	$2,166	$1,979
(a)Consists of Credit Card and Ally Lending. We closed the sale of Ally Credit Card on April 1, 2025, and closed the sale of Ally Lending on March 1, 2024. Refer to Note 2 to the Consolidated Financial Statements for additional information on the sale of Credit Card.
The provision for consumer credit losses decreased $715 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily driven by a provision benefit associated with the sale of Ally Credit Card, lower net charge-offs within our consumer other portfolio as a result of the sale of Ally Credit Card, and lower net charge-offs within our consumer automotive portfolio.
The provision for commercial credit losses increased $26 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily driven by an increase in portfolio growth in our Corporate Finance operations as compared to the year ended December 31, 2024.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by loan portfolio class.

	2025			2024
December 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer automotive	$3,208	3.7	91.9	$3,170	3.8	85.4
Consumer mortgage	12	0.1	0.3	19	0.1	0.4
Consumer other (a)	—	—	—	319	13.9	8.6
Total consumer loans	3,220	3.2	92.2	3,508	3.4	94.4
Commercial
Commercial and industrial
Automotive	21	0.1	0.6	17	0.1	0.5
Other	194	1.9	5.6	152	1.8	4.1
Commercial real estate	55	0.7	1.6	37	0.6	1.0
Total commercial loans	270	0.7	7.8	206	0.6	5.6
Total allowance for loan losses	$3,490	2.5	100.0	$3,714	2.7	100.0
(a)Represents the allowance for loan losses on credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Consolidated Financial Statements for additional information.
Insurance/Underwriting Risk
Underwriting risk represents the risk of loss or of adverse change in the value of insurance liabilities due to inadequate pricing and reserving assumptions. Insurance risk also includes event risk, which is synonymous with pure risk, or hazard risk, and presents no chance of gain, only of loss. The underwriting of our products, or the assumption of insurance risk through reinsurance, includes an assessment of the risk to determine acceptability and categorization for appropriate pricing. The acceptability of a particular risk is based on expected losses, expenses, and other factors specific to the product in question. For example, with respect to VSCs, considerations include the quality of the vehicles produced, the price of replacement parts, repair labor rates, and new model introductions. With respect to our vehicle inventory

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
insurance product, considerations include the dealer’s loss history and loss control practices, as well as the geographic exposure to climate events and natural disasters, among other factors. We also assume risks through reinsurance and accept risks generated through third party relationships. In these arrangements, an unaffiliated insurer, managing general agent, or other third party provides certain functions for an insurance product or program which may include, but are not limited to, premium and claims administration and reporting, binding of policies and other customer servicing functions, or underwriting services in exchange for a fee. Where underwriting and risk acceptance is delegated to third parties, we will consider the appropriateness of the third party’s underwriting guidelines and their ability to evaluate and assess risks within the context of those guidelines and routinely monitor arrangements with such parties.
To support risk mitigation activities, we utilize a system of controls and governance including the use of a risk appetite framework to govern the amount and types of insurance risks we take, including the consideration of concentration risks, volatility of products, and a number of other factors. We also utilize a Reserving Committee, Underwriting Committee, and Risk Management Committee to monitor, manage, and mitigate insurance risks, including consideration of pricing adequacy and risk of unfavorable loss development.
We actively manage claim settlement activities using experienced claims personnel and the evaluation of current period reported claims. Losses for these events may be compared to prior claims experience, expected claims, or loss expenses from similar incidents to assess the reasonableness of incurred losses. For business assumed through reinsurance or generated through a managing general agent or third party, we may rely on third parties for claim adjudication or the estimation of unpaid losses and loss adjustment expenses. Reliance on third parties inherently includes certain risks and uncertainties that are unique relative to our direct insurance lines of business, which may include lags in reporting or different assessments of reserve adequacy. In order to mitigate such risks, we regularly review the performance of such business and our carried loss reserves may differ from reserves reported to us from third parties if deemed appropriate.
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
Market Risk
Our financing, investing, and insurance activities give rise to market risk, or the potential change in the value of our assets (including securities, assets held-for-sale, loans, and operating leases) and liabilities (including deposits and debt) due to movements in market variables, such as interest rates, spreads, foreign-exchange rates, equity prices, off-lease vehicle prices, and other components such as liquidity.
The impact of changes in benchmark interest rates on our balance sheet represents an exposure to market risk and can affect our expected earnings. We primarily use interest rate derivatives to manage our interest rate risk exposure.
During the fourth quarter of 2025, the Federal Reserve lowered the federal funds target range to 3.50–3.75% in response to a weakening labor market. Continued high benchmark interest rates led to pricing impacts across the balance sheet. Refer to the section below titled Net Financing Revenue Sensitivity Analysis for additional information on how future rate changes may impact net financing revenue.
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
As part of our CRA program, we make investments in small business investment company funds, community and workforce development funds, tax credit funds, and other CRA-eligible funds that do not qualify as proportional amortization investments. Many of these CRA funds feature private equity or venture capital structures and are accounted for using the equity method of accounting. We recognize our share of the investee’s earnings based on the performance of the funds. We recognized a gain of $34 million related to these investments during the year ended December 31, 2025, as compared to a loss of $11 million during the year ended December 31, 2024. The gain for the year ended December 31, 2025, was primarily due to the underlying performance of several investments in venture capital firms. There were no indications of impairment within our portfolio of CRA-eligible funds as of December 31, 2025. Refer to Note 1 to the Consolidated Financial Statements for additional information on our accounting policy for equity-method investments and proportional amortization investments.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
In addition, we are exposed to changes in the value of other nonmarketable equity investments without readily determinable fair market values, which may cause volatility in our earnings.
As of December 31, 2025, we had $2.8 billion of cumulative net unrealized losses, inclusive of tax effects, on our debt securities. During the year ended December 31, 2025, we recorded $673 million of net unrealized gains, inclusive of tax effects, on our available-for-sale securities. Unrealized gains and losses are recorded in other comprehensive income within our Consolidated Statement of Income, and are generally not realized unless we sell the securities prior to their stated maturity date. Refer to Note 18 to the Consolidated Financial Statements for additional information.
In the first quarter of 2025, we executed a balance sheet repositioning of a portion of our available-for-sale securities as a result of our capital allocation planning related to the sale of Ally Credit Card. In connection with the repositioning, we sold lower-yielding securities with an amortized cost basis of approximately $4.6 billion for proceeds of $4.1 billion, resulting in a pre-tax loss of $495 million during the year ended December 31, 2025. We reinvested the proceeds in shorter duration, highly liquid securities at market rates at the trade date. For the year ended December 31, 2025, management determined that there were no expected credit losses for available-for-sale or held-to-maturity securities in an unrealized loss position. Refer to Note 8 to the Consolidated Financial Statements for additional information.
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

December 31, ($ in millions)	2025	2024
Financial instruments exposed to changes in:
Interest rates
Estimated fair value	(a)	(a)
Effect of 10% adverse change in rates	(a)	(a)
Foreign-currency exchange rates
Estimated fair value	$509	$468
Effect of 10% adverse change in rates	(28)	(24)
Equity prices
Estimated fair value (b)	$1,023	$983
Effect of 10% decrease in prices	(102)	(98)
(a)Refer to the section below titled Net Financing Revenue Sensitivity Analysis for information on the interest rate sensitivity of our financial instruments.
(b)Primarily includes $876 million and $871 million of equity securities at December 31, 2025, and December 31, 2024, respectively, and $111 million and $91 million of equity investments without a readily determinable fair value at December 31, 2025, and December 31, 2024. For additional information on equity investments without a readily determinable fair value, refer to Note 13 to the Consolidated Financial Statements.
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
Ally Financial Inc. • Form 10-K
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
Simulation results are driven by underlying models and assumptions that are based on trend behavior and other historical information. The underlying models and assumptions, including retail deposit pricing, are regularly monitored and evaluated, and may be updated accordingly as observed trends materialize. As a result, if future trends or behaviors deviate from those reflected in the models, actual sensitivities may vary, perhaps significantly, from those that are modeled. Actual sensitivities may differ for other reasons as well, including unplanned changes in balance sheet composition, timing of asset and liability repricing, the yield curve, customer behavior, macroeconomic conditions, the competitive environment, and management strategies. Accordingly, we do not treat the sensitivities as forecasts of net financing revenue but instead use them as a tool in managing interest rate risk. We also assess Ally’s sensitivity to interest rate risk through the performance of sensitivity testing of key assumptions including, but not limited to, prepayments and retail automotive and deposit repricing on a routine basis.
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various parallel shocks to the implied forward curve as of December 31, 2025, and December 31, 2024.

	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)
December 31, 2025
+200 basis points	$18	$(221)
+100 basis points	9	(106)
-100 basis points	(20)	22
-200 basis points	(44)	(31)
December 31, 2024
+200 basis points	$28	$(184)
+100 basis points	14	(86)
-100 basis points	(23)	4
(a)Gradual changes in interest rates are recognized over 12 months.
Since December 31, 2024, the implied forward curve has steepened, driven by the front end, as expected declines in the Federal Funds Rate increased. During the year ended December 31, 2025, growth in floating-rate commercial loans increased our floating-rate asset balances, which was partially offset by the sale of Ally Credit Card. Additionally, we saw a shift from CDs to liquid deposits. The impact of these changes is reflected in our baseline net financing revenue forecast. As of December 31, 2025, our balance sheet is modestly asset sensitive in the near term due to our floating-rate assets and pay-fixed hedge position. However, our balance sheet remains liability sensitive over the medium term, driven by the assumed repricing of our deposits and market-based funding outpacing the assumed repricing of our floating-rate assets and pay-fixed swaps.
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
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
establishing the pricing at lease inception. Our operating lease portfolio, net of accumulated depreciation was $8.8 billion and $8.0 billion as of December 31, 2025, and December 31, 2024, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $7.1 billion and $6.5 billion as of December 31, 2025, and December 31, 2024, respectively. Certain of our operating leases are covered by residual guarantees with counterparties, which partially mitigates the residual value risk to the extent the counterparties are able to meet the terms of the contractual agreements. As of December 31, 2025, and December 31, 2024, consumer operating leases with a carrying value, net of accumulated depreciation, of $3.4 billion and $1.9 billion, respectively, were covered by OEM residual value guarantees. Refer to Note 10 to the Consolidated Financial Statements for further information. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within this MD&A.
•Priced residual value projections — At contract inception, we determine pricing based on the projected residual value of the leased vehicle. This evaluation uses a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and unanticipated shifts in used vehicle supply, as well as expert judgment. This internally generated data is compared against third-party, independent data for reasonableness. Periodically, we reassess the projected value of the leased vehicle at termination based on current market conditions in consideration of any OEM residual value guarantees and may adjust depreciation expense, as necessary over the remaining life of the contract, or recognize impairment, as appropriate. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value, after adjusting for any OEM residual value guarantees, resulting in a gain or loss on remarketing recorded through depreciation expense.
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
•Manufacturer vehicle and marketing programs — Automotive manufacturers influence operating lease residual results in the following ways:
◦The brand image of automotive manufacturers and consumer demand for their products, including impacts from recalls, affects residual risk.
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
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average (loss) gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

Year ended December 31,	2025	2024	2023
Off-lease vehicles terminated (in units)	86,378	127,861	109,756
Average (loss) gain per vehicle ($ per unit)	$(323)	$1,033	$1,923
Method of vehicle sales
Sale to dealer, lessee, and other	45%	54%	76%
Auction
SmartAuction	44	35	18
Physical	11	11	6
We recognized an average loss per vehicle of $323 for the year ended December 31, 2025, compared to an average gain per vehicle of $1,033 for the year ended December 31, 2024. The decrease in remarketing performance during the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to lower auction prices on the sale of specific vehicle models. The method of vehicle sales is largely dependent on used vehicle values at lease termination compared to contractual residual values at lease inception. In the near term, our ability to optimize remarketing gains may be limited due to used vehicle market pressures on certain plug-in hybrid vehicles following the elimination of federal electric-vehicle tax credits for both new and used vehicles, vehicle recalls, and increased OEM marketing incentives on new vehicles. Additionally, our operating lease portfolio mix has shifted towards contracts with a residual value

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
guarantee, and towards a more diverse mix of OEMs for contracts without a residual value guarantee, which may reduce volatility in remarketing gains and losses in future years.
Operating Lease Portfolio Mix
We monitor concentrations of our consumer operating lease portfolio by OEM, vehicle type, and OEM residual value guarantee status. The following table presents the concentration of our outstanding operating lease exposures by OEM, disaggregated by those with and without OEM residual value guarantees.

December 31,	2025	2024
Operating lease exposures with OEM residual value guarantees (a)	39%	24%
Operating lease exposures without OEM residual value guarantees
Stellantis	34	60
GM	18	7
Other OEMs	9	9
Total exposures without OEM residual value guarantees	61	76
Total operating lease exposures	100%	100%
(a)Primarily represents an exposure with one automotive manufacturer at both December 31, 2025, and 2024.
As of December 31, 2025, and December 31, 2024, $4.2 billion and $3.0 billion of our investment in operating leases, net of accumulated depreciation, were battery-electric or plug-in hybrid vehicles, respectively. Substantially all of our investment in operating leases of battery-electric vehicles are covered by an OEM residual value guarantee of approximately 50% of the vehicles’ contract residual value. Refer to Note 10 to the Consolidated Financial Statements for more information regarding our investment in operating leases.
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

December 31,	2025	2024
Sport utility vehicle	67%	70%
Car	22	13
Truck	11	17
Business/Strategic Risk
Business/strategic risk is embedded in every facet of our organization and is one of our primary risk types. It is the risk of financial underperformance resulting from the pursuit of business plans that turn out to be unsuccessful due to a variety of factors (for example, poor implementation or a lack of responsiveness to changes in the banking industry and operating environment). We aim to mitigate this risk within our business lines through portfolio diversification, product innovations to meet ever-changing customer expectations, risk and control assessments on new products and services prior to launch, monitoring of our strategic and capital plan execution, and a focus on efficiency and cost control.
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
Significant strategic actions, such as capital actions, material acquisitions or divestitures, and recovery and resolution plans are reviewed and approved by our Board as required. At the business level, as we introduce new products and services, we proactively assess the impact on our risk profile and then monitor performance relative to expectations for time periods commensurate with the risk-based assessment. With oversight by our Board, executive management evaluates changes to the financial forecast and risk, capital, and liquidity positions throughout the year and takes actions to mitigate risks accordingly. Ally’s risk management and planning routines help to ensure strategic objectives complement the enterprise’s capital management priorities, including prudent balance sheet growth, meeting internal and regulatory capital requirements, managing to an appropriate level of excess capital, and achieving other financial metrics.
Reputation Risk
Reputation risk is the risk arising from negative public opinion on our business practices, whether true or not, leading to financial risk such as a decline in customer satisfaction, brand sentiment, customer base, revenue, or result in legal or compliance action towards us. Reputation risk may result from many of our activities, including those related to the management of our business/strategic, operational, and credit risks.
We proactively manage reputation risk through established policies and controls in our businesses and risk-management processes to identify potential reputation risks, mitigate those in a timely manner, and monitor for potential impact. We have established processes and procedures to respond to events that give rise to reputation risk, including educating individuals and organizations that influence public

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
opinion, external communication strategies to mitigate the risk, and informing key stakeholders of potential reputation risks. Primary responsibility for the identification, escalation, and mitigation of reputation risk issues resides with our business lines.
Our “LEAD” core values and “Do it Right” philosophy further strengthen our efforts to mitigate reputational risks by promoting a transparent culture so that any associate, at any time, can and should call attention to risks that need to be addressed. Our organization and governance structures provide oversight of reputation risks, and timely mitigation and monitoring for potential impact, routinely reporting to management and the RC, which are responsible for primary oversight of reputation risk.
Model Risk
Model risk is the potential for adverse consequences from decisions based on incorrect or misused model assumptions, inputs, outputs, and reports related to models, which include certain qualified tools. This risk may include fundamental errors within the model that produce inaccurate outputs or that the model is used incorrectly or inappropriately.
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
The MRM function’s specific responsibility includes maintaining a centralized inventory of all models in production, under development, or recently retired; performing independent validation and annual review testing to verify that models are built as intended, conceptually sound, and appropriate for their intended use; monitoring ongoing model performance to identify potential model degradation; and producing risk appetite metrics and key risk indicators for consumption by Board-level and management-level risk committees. The MVG within the MRM function is a team of risk professionals with advanced degrees in the areas of economics, econometrics, mathematical finance, and statistics. MVG also has subject matter expertise in model validation, model development, analytics, data science, AI, and anti-money laundering and fraud detection.
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
Operational Risk
Operational risk is the risk of loss or harm arising from inadequate or failed processes or systems, human factors, or external events and is inherent in all of our risk-generating activities. Such risk can manifest in various ways, including errors, business interruptions, and inappropriate behavior of employees, and can potentially result in financial losses and other damage to us. Operational risk includes business disruption risk, fraud risk, human capital risk, legal risk, process execution and management risk, and third party risk.
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
•Third party risk — The risk associated with third- and fourth-party suppliers and their ability to deliver products and/or services in support of overall business performance. This includes a supplier’s failure to comply with information technology requirements, information and physical security, laws, rules, regulations, and legal agreements. This also includes their ability to be resilient to disruptive events related to cybersecurity, vulnerabilities, natural disasters, and other disruptive events.
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
Cybersecurity and the continued enhancement of our controls, processes, and systems to protect our technology and data infrastructure, customer information, and other proprietary information or assets remain a critical and ongoing priority. We recognize that cyber-related risks continue to evolve, including through the emergence of AI, and have become increasingly sophisticated. As a result we continuously evaluate the adequacy of our preventive and detective measures. As a further protective measure, we maintain insurance coverage that, subject to terms and conditions, may cover certain aspects of cybersecurity and information risks. However, such insurance may not be sufficient to cover all losses, and there is no guarantee that such insurance will continue to be available to us on acceptable terms, if at all.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Governance
Our Board is actively involved in the oversight of Ally’s information technology/cybersecurity/data risk-management program, including through the RC and TC. The RC has primary oversight responsibility for our risk-management framework and sets the risk appetite across Ally. The TC assists the Board in overseeing information-technology, information-security (including cybersecurity), and data risks, and our management of the risks commensurate with our structure, risk profile, complexity, activities, and size. To this end, the TC periodically reviews and approves policies addressing information-technology, information-security, and data risks, and reviews reports and trends on these risks—including those involving cybersecurity, data management and protection, and crisis management—and receives reports from management on its actions to assess, monitor, and control them. The RC reviews reports and other information from the TC in approving our information-technology, information-security, and data risk appetite, and in exercising oversight of our independent risk-management program. Senior management briefs the RC, the TC, or the Board on information-technology, information-security, and data risk matters at least quarterly and identified cybersecurity incidents are reported to the Board as deemed appropriate pursuant to our business-continuity and crisis-management plans. The RC and TC meet in a joint session at least annually.
Risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. More specifically, our ERMC is responsible for supporting the Chief Risk Officer’s oversight of senior management’s responsibility to execute on our strategy within our risk appetite set by the RC, and the Chief Risk Officer’s implementation of our independent risk-management. Our Technology and Security Risk Management Sub-Committee and Data Risk Management Committee, which report to our ERMC, provide oversight of senior management’s responsibility to manage and measure information technology/cybersecurity/data risks against the established risk appetite and monitors compliance with legal requirements and regulatory commitments. For additional information on the role of management in monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents, refer to the Risk Management and Strategy section above.
Our CIDDO, who brings to Ally more than 20 years of technology leadership experience in complex businesses, is responsible for overseeing all of Ally’s technical and digital capabilities, including cybersecurity and infrastructure. Our CISO, who reports to the CIDDO, is principally responsible for managing and implementing our cybersecurity program. Our CIDDO and CISO collectively possess substantial expertise in the areas of information technology, information security, cybersecurity, and data risk management. Our CISO, who has over 20 years of experience within the financial-services industry, is supported by employees involved in the management of information security/cybersecurity/data risks that possess experience across a variety of areas.
Compliance Risk
Compliance risk is the risk of legal or regulatory sanctions, financial loss, or damage to reputation resulting from failure to comply with laws, regulations, rules, key internal policies, other regulatory requirements, or codes of conduct and other standards of SROs applicable to the banking organization (applicable rules and standards). Examples of such risks include compliance with regulations set forth by banking agencies including fair and responsible banking, the Bank Secrecy Act and related anti-money-laundering requirements, or community reinvestment act, risks associated with offering our products or services, or risks associated with deviating from internal policies and procedures including those that are established to promote sound risk-management and internal-control practices. Compliance risk also includes fiduciary risk, which includes risks arising from our duty to exercise loyalty, act in the best interest of our clients, and care for assets according to an appropriate standard of care. This risk generally exists to the extent that we exercise discretion in managing assets on behalf of a customer.
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
Conduct Risk
Conduct risk is the risk of customer harm, employee harm, reputational damage, regulatory sanction, or financial loss resulting from inappropriate, unethical or unlawful behavior by Ally, or those of our employees or contractors that could lead to negative outcomes.
Management is responsible for driving a culture that is consistent with our “LEAD” core values and “Do it Right” philosophy, and the enterprise programs, policies, and procedures governing conduct risk.
Under our governance framework, employee conduct expectations, and the risk of misconduct, are set and managed through various HR and Enterprise, Fraud, Security, and Investigations activities including associate recruiting, on-boarding, performance management, incentive programs and compensation, conflicts of interest, potential fraud, and corrective action. Oversight of conduct risk is performed by ERM.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Training programs and other resources set expectations surrounding appropriate conduct, ethical behavior, and a culture of compliance with applicable laws, regulations, policies, and standards, including Ally’s Code of Conduct and Ethics. Associates complete required training at on boarding, and annually thereafter, to affirm their compliance with our Code of Conduct and Ethics. Officers and employees are expected to take personal responsibility for maintaining the highest standards of honesty, trustworthiness, and ethical behavior; to understand and manage the risks associated with their positions; and to escalate concerns (e.g., potential violations of the Code of Conduct and Ethics, our policies, or other laws and regulations).
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
Incentive compensation is subject to review and recoupment so as to appropriately consider and not encourage imprudent risk-taking. All incentive pay, whether paid or unpaid, vested or not vested, is subject to cancellation or recoupment if based on, without limitation, material misstatements, misrepresentations, or fraud, or if the employee recipient failed to identify, raise, or assess issues with respect to financial loss or otherwise engaged in or contributed to other conduct adverse to us which may result in material financial or reputational harm.
Climate-Related Risk
Climate risk at Ally is currently not defined as a material risk and is being evaluated for the appropriateness of risk management routines. Pursuant to our risk-management framework, emerging risks include those that are newly-identified or evolving and have the potential to significantly impact Ally, but their nature and magnitude may not yet be fully known or may be rapidly changing. Refer to the section titled Risk Factors in Part I, Item 1A of this report for information on climate-related risks.
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
In 2025, we:
•Submitted our annual CDP (formally the Carbon Disclosure Project) climate change questionnaire.
•Achieved third-party verification to a limited level of assurance using ISO 14064-3 for our reported 2024 greenhouse gas emissions metrics.
•Executed Ally's operational carbon neutrality strategy for Scope 1 and 2 emissions for the fifth consecutive year through a combined purchase of carbon offsets and Green-e Energy Certified renewable energy credits.
•Prepared for and executed against evolving regulatory requirements and reporting frameworks by conducting gap analyses and developing a compliance roadmap aligned with strategic priorities.
•Conducted a proportionate, data-driven evaluation of climate-related risks to further embed climate risk considerations into existing risk management strategies.
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
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2028). Refer to Note 15 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of December 31, 2025.
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
We manage our funding to achieve a well-balanced portfolio across a spectrum of risk, maturity, and cost-of-funds characteristics. Optimizing funding at Ally Bank continues to be a key part of our long-term liquidity strategy. We optimize our funding sources at Ally Bank by prioritizing retail deposits and maintaining access to diversified funding sources. Retail deposits are complemented by brokered deposits, repurchase agreements, securitizations, and access to FHLB funding.
Assets are primarily originated by Ally Bank to utilize retail deposit funding. This allows us to use bank funding for substantially all our automotive finance and other assets and to provide a sustainable long-term funding channel for the business, while also improving the cost of funds for the enterprise.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table summarizes our total available liquidity.

December 31, ($ in millions)	2025	2024
Liquid cash and equivalents (a)	$9,676	$9,561
FHLB unused pledged borrowing capacity (b)	9,115	12,211
Unencumbered highly liquid securities (c)	20,328	19,950
FRB Discount Window pledged capacity (d)	26,935	26,734
Total available liquidity	$66,054	$68,456
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
Recent Funding and Liquidity Developments
Key funding highlights from January 1, 2025, to date were as follows:
•We accessed the unsecured debt capital markets in May 2025, and July 2025, and raised $750 million and $600 million, respectively, through the issuance of senior notes, which provided additional liquidity at Ally Financial Inc.
•We raised $1.1 billion through the issuance of credit-linked notes. The related proceeds are held within cash collateral accounts as restricted cash and cash equivalents recorded within other assets on our Consolidated Balance Sheet.
•We raised $758 million through the completion of a term securitization transaction backed by consumer automotive loans.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	2025		2024
December 31, ($ in millions)	On-balance-sheet funding	% Share of funding	On-balance-sheet funding	% Share of funding
Deposits	$151,649	87	$151,574	89
Debt
Secured financings	11,753	7	8,058	5
Institutional term debt	9,284	6	10,169	6
Retail term notes	728	—	893	—
Total debt (a)	21,765	13	19,120	11
Total on-balance-sheet funding	$173,414	100	$170,694	100
(a)Includes hedge basis adjustments as described in Note 21 to the Consolidated Financial Statements.
Refer to Note 15 to the Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at December 31, 2025.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including savings accounts, money-market demand accounts, CDs, interest-bearing spending accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which we believe, at scale, is the most efficient and stable source of funding for us when compared to other funding sources. Retail deposits constituted 83% of our total on-balance-sheet funding sources at December 31, 2025. Total deposits, which include brokered deposits obtained through third-party intermediaries, constituted 87% of total on-balance-sheet funding at December 31, 2025.

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

	2025		2024
December 31, ($ in millions)	Amount	% of total deposits	Amount	% of total deposits
Uninsured deposits
Total uninsured deposits, as calculated per regulatory guidelines	$16,712	11	$17,921	12
Less: Affiliate and intercompany deposits	4,877	3	6,320	4
Total uninsured deposits, excluding affiliate and intercompany deposits	$11,835	8	$11,601	8
On November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDI Act in connection with the receiverships of SVB and Signature. In December 2025, the FDIC reduced the rate at which the special assessment is collected for the eighth and final quarter of the collection period, with an invoice payment date of March 30, 2026. We paid $19 million in special assessments during the year ended December 31, 2025. As of December 31, 2025, our FDIC special assessment liability was $5 million.
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Total primary retail deposit customers (in thousands)	3,450	3,405	3,360	3,330	3,272
Deposits ($ in millions)
Retail	$143,529	$141,843	$143,158	$146,069	$143,430
Brokered	6,703	5,037	3,244	3,949	6,737
Other (a)	1,417	1,530	1,464	1,410	1,407
Total deposits	$151,649	$148,410	$147,866	$151,428	$151,574
(a)Other deposits include mortgage escrow deposits. Other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.3 billion as of December 31, 2025, and $1.4 billion as of September 30, 2025, and $1.3 billion as of each of the periods ended June 30, 2025, March 31, 2025, and December 31, 2024.
During the year ended December 31, 2025, our total deposit base increased $75 million and we added approximately 178,000 retail deposit customers, ending with approximately 3.5 million retail deposit customers as of December 31, 2025. Total retail deposits increased $99 million during the year ended December 31, 2025, bringing the total retail deposits portfolio to $143.5 billion as of December 31, 2025. During the year ended December 31, 2025, we proactively implemented pricing actions to reduce rates paid on several of our key deposit product offerings. These pricing actions reduced deposit balances from our most rate sensitive customers, which were more than offset by deposit growth from new customers. Brokered deposits decreased $34 million during the year ended December 31, 2025, due to brokered deposit maturities and calls. During the year ended December 31, 2025, our CD deposit liabilities decreased $4.9 billion while our savings, money market, and spending account deposit liabilities increased $5.0 billion. This trend was primarily due to customer migration to liquid savings as fixed-rate CD maturities occurred during the year ended December 31, 2025. Strong customer acquisition and retention rates continue to deliver a favorable funding mix. Overall, we continue to maintain a relentless focus on customer experience and competitive rates.
Approximately 92% of retail deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of December 31, 2025. Our total available liquidity exceeded our uninsured retail deposit liabilities by $54.2 billion as of December 31, 2025. For additional information on our deposit funding by type, refer to Note 14 to the Consolidated Financial Statements.
We continue to be recognized for the totality of experience and value we provide our customers. This includes our recent recognition as one of American Banker’s 2025 Top-Performing Banks and Forbes World’s Best Banks for 2025 and Best Mobile Banking Apps of 2025. Our commitment to customer service was recognized by Newsweek, who ranked Ally Bank the #1 Online Bank for Customer Service. MONEY named Ally as a “Best National Bank” and “Best Online Bank” in their 2025-2026 feature, while NerdWallet and Bankrate both recognized us as a “Best Bank” and “Best CD” in 2025. Additionally, Barron’s and Wall Street Journal both recognized our Ally Invest Robo Portfolios as best in class in 2025.
Securitizations and Secured Financings
In addition to our growing deposits base, we maintain a presence in the securitization markets to finance our automotive loan portfolios. Securitizations and secured funding transactions, collectively referred to as securitization transactions due to their similarities, allow us to convert our automotive finance receivables into cash earlier than what would have occurred in the normal course of business.

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
During the year ended December 31, 2025, we raised $1.1 billion through the issuance of credit-linked notes. The proceeds from these issuances constitute prefunded credit protection for mezzanine tranches of the reference portfolio and are recognized as restricted cash and cash equivalents in other assets on our Consolidated Balance Sheet. These transactions are structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure.
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans and investment securities. As of December 31, 2025, we had pledged $26.0 billion of assets to the FHLB resulting in $17.5 billion in total funding capacity with $8.4 billion of debt outstanding.
At December 31, 2025, $64.8 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 15 to the Consolidated Financial Statements for further discussion.
Unsecured Financings
We have long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $728 million of retail term notes outstanding at December 31, 2025. The remainder of our unsecured debt is composed of institutional term debt. In May 2025, we accessed the unsecured debt capital markets and raised $750 million through the issuance of senior notes. In July 2025, we raised an additional $600 million through the issuance of senior notes. Refer to Note 15 to the Consolidated Financial Statements for additional information about our outstanding long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of December 31, 2025, we had $545 million debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. The FRB, however, is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. As of December 31, 2025, we had assets pledged and restricted as collateral to the FRB totaling $33.7 billion, resulting in $26.9 billion in total funding capacity with no debt outstanding.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both December 31, 2025, and December 31, 2024, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

Year ended December 31, ($ in millions)	2025	2024	2023
Net financing loss and other interest income (a)	$(961)	$(884)	$(945)
Dividends from bank subsidiaries	1,150	1,200	1,350
Dividends from nonbank subsidiaries	—	—	250
Total other revenue	175	134	169
Total net revenue	364	450	824
Provision for credit losses	5	8	(13)
Total noninterest expense	435	473	465
(Loss) income from continuing operations before income tax benefit	(76)	(31)	372
Income tax benefit from continuing operations (b)	(273)	(327)	(408)
Income from continuing operations	197	296	780
Loss from discontinued operations, net of tax	—	(1)	(2)
Net Income (c)	$197	$295	$778
(a)Net financing loss and other interest income is primarily driven by interest expense on long-term debt.
(b)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and consolidated tax adjustments. The income tax benefit excludes tax effects on dividends from subsidiaries.
(c)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

December 31, ($ in millions)	2025	2024
Total assets (a)	$6,284	$7,436
Total liabilities	$11,697	$12,644
(a)Excludes investments in all nonguarantor subsidiaries.
Cash Flows
The following summarizes the activity reflected in our Consolidated Statement of Cash Flows. While this information may be helpful to highlight certain macro trends and business strategies, the cash flow analysis may not be as helpful when analyzing changes in our net earnings and net assets. We believe that in addition to the traditional cash flow analysis, the discussion related to liquidity, dividends, and ALM herein may provide more useful context in evaluating our liquidity position and related activity.
Net cash provided by operating activities was $3.7 billion and $4.5 billion for the years ended December 31, 2025, and 2024, respectively. The change was primarily due to a decrease in net cash inflows related to loans held-for-sale activity of $312 million as well as an increase in net cash outflows related to cash paid for income taxes of $224 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. Refer to the Consolidated Results of Operations section of this MD&A for further discussion.
Net cash used in investing activities was $5.3 billion, and net cash provided by investing activities was $5.0 billion for the years ended December 31, 2025, and 2024, respectively. The change was primarily due to an increase in net cash outflows related to loans held-for-investment of $7.1 billion, an increase in net cash outflows related to operating lease assets of $2.0 billion, and an increase in net cash outflows related to available-for-sale securities of $1.1 billion.
Net cash provided by financing activities was $2.0 billion, and net cash used in financing activities was $5.6 billion for the years ended December 31, 2025, and 2024, respectively. The change was primarily attributable to an increase in net cash inflows related to short-term borrowings of $4.7 billion and a decrease in deposit outflows of $3.2 billion.
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
We received an updated preliminary stress capital buffer requirement based on our 2023 capital plan submission from the FRB in June 2023 that remained unchanged at 2.5%. The 2.5% stress capital buffer requirement was finalized in July 2023 and became effective in October 2023. We submitted our 2024 capital plan to the FRB in April 2024, and received an updated preliminary stress capital buffer requirement from the FRB in June 2024 of 2.6%. The updated 2.6% stress capital buffer requirement was finalized in August 2024, and became effective in October 2024. We submitted our 2025 capital plan to the FRB in April 2025, and received in June 2025 an updated preliminary stress capital buffer requirement that remained unchanged at 2.6%. The 2.6% stress capital buffer requirement was finalized in August 2025, and became effective in October 2025. Under the capital plan rule, our 2026 capital plan must be submitted to the FRB by April 5, 2026, and will be reviewed by the FRB in consideration of Ally’s 2026 supervisory stress test results.
In February 2023 and December 2024, we accessed the unsecured debt capital markets each time issuing $500 million of additional subordinated notes, which qualify as Tier 2 capital for Ally under U.S. Basel III. During the years ended December 31, 2025, and 2024, we accessed the debt capital markets and issued an aggregate of $1.1 billion and $770 million, respectively, of credit-linked notes based on combined reference portfolios of $10.0 billion, and $7.0 billion of consumer automotive loans. The proceeds from these credit-linked notes issuances constitute prefunded credit protection for mezzanine tranches of the respective reference portfolio and are recognized as restricted cash and cash equivalents in other assets on our Consolidated Balance Sheet. These transactions are structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure, which recognizes the credit risk mitigation benefits and generally provides lower risk weights relative to those assigned to consumer automotive loans that are not securitized.
On December 9, 2025, our Board authorized a share repurchase program, permitting us to repurchase up to $2.0 billion of our common stock under a multi-year program without a set expiration date. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB and any changes to capital, liquidity, and other regulatory requirements that may be proposed or adopted by the U.S. banking agencies), Ally’s financial and operational performance, alternative uses of capital, the trading price of Ally’s common stock, and general market conditions. The share repurchase program does not obligate Ally to acquire a specific dollar amount or number of shares, and may be extended, modified, or discontinued at any time.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Regulatory Capital
We became subject to U.S. Basel III on January 1, 2015, although a number of its provisions—including capital buffers and certain regulatory capital deductions—were subject to phase-in periods. For further information on U.S. Basel III, refer to the section titled Regulatory and Supervision in Part I, Item I of this report, and Note 20 to the Consolidated Financial Statements. The following table presents selected regulatory capital data under U.S. Basel III.

December 31, ($ in millions)	2025	2024
Common Equity Tier 1 capital ratio	10.23%	9.82%
Tier 1 capital ratio	11.70%	11.30%
Total capital ratio	13.56%	13.16%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	9.25%	8.92%
Total equity	$15,498	$13,903
CECL phase-in adjustment (b)	—	296
Preferred stock (c)	(2,324)	(2,324)
Goodwill and certain other intangibles	(187)	(603)
Deferred tax assets arising from net operating loss and tax credit carryforwards (d)	(167)	(157)
Accumulated other comprehensive loss related adjustments (e)	2,809	3,943
Common Equity Tier 1 capital	15,629	15,058
Preferred stock (c)	2,324	2,324
Other adjustments	(68)	(58)
Tier 1 capital	17,885	17,324
Qualifying subordinated debt and other instruments qualifying as Tier 2	984	982
Qualifying allowance for loan losses and other adjustments	1,862	1,876
Total capital	$20,731	$20,182
Risk-weighted assets (f)	$152,837	$153,339
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
(b)Moody’s affirmed our senior unsecured rating of Baa3, our short-term rating of P-3, and affirmed our outlook of Stable on February 23, 2026.
(c)S&P affirmed our senior unsecured debt rating of BBB-, short-term rating of A-3, and affirmed our outlook of Stable on October 27, 2025.
(d)DBRS affirmed our senior unsecured debt rating of BBB, short-term rating of R-2 (high), and affirmed our outlook of Stable on February 10, 2026.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
As illustrated by the issuer ratings above, as of December 31, 2025, Ally holds an investment-grade rating from all the respective nationally recognized rating agencies.
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
Insurance Financial Strength Ratings
Substantially all of our Insurance operations have an FSR and an ICR from A.M. Best. The FSR is intended to be an indicator of the ability of the insurance company to meet its senior most obligations to policyholders. Lower ratings generally result in fewer opportunities to write business, as insureds, particularly large commercial insureds, and insurance companies purchasing reinsurance have guidelines requiring high FSR ratings. On September 19, 2025, A.M. Best affirmed the FSR for Ally Insurance Group of A (excellent), affirmed the ICR of a (excellent), and affirmed a Stable outlook.
Critical Accounting Estimates
Accounting policies are integral to understanding our MD&A. The preparation of financial statements in accordance with U.S. GAAP requires us to make certain judgments and assumptions, on the basis of information available at the time of the financial statements, in determining accounting estimates used in the preparation of these statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Certain of our critical accounting policies requiring significant management assumptions and judgment are described in this section. An accounting estimate is considered critical if the estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. We have discussed the development, selection, and disclosure of these critical accounting estimates with the AC, and the AC has reviewed our disclosure relating to these estimates.
Allowance for Loan Losses
We maintain an allowance for loan losses (the allowance) to reflect the net amount expected to be collected from our lending portfolios. The allowance is maintained at a level that we consider to be adequate based upon ongoing assessments and evaluations using relevant available information. We maintain a governance and internal control framework to support the establishment of our allowance, and models used in that allowance process are regularly assessed through ongoing performance monitoring routines that are reviewed by the MRM function. The allowance is measured using statistically estimated models that are designed to correlate customer and collateral quality, as well as certain macroeconomic variables to expected future credit losses. Our baseline macroeconomic forecast is consistent with the 50th percentile in a distribution of possible economic outcomes.
The consumer portfolio segments consist of loans that generally share similar risk characteristics within our Automotive Finance operations and our mortgage operations, which is included within Corporate and Other. Prior to the sale of our credit card operations, activity associated with this portfolio was also included within Corporate and Other. For additional information regarding the allowance calculation for the consumer portfolio segments, refer to Note 1 to the Consolidated Financial Statements.
The commercial portfolio segment is composed of loans that may or may not share similar risk characteristics within our Automotive Finance operations and Corporate Finance operations. For additional information regarding the allowance calculation for the commercial portfolio segment, refer to Note 1 to the Consolidated Financial Statements.
The determination of the allowance is influenced by numerous assumptions and factors that may materially affect estimates of loss. The critical assumptions underlying the allowance include: (i) segmentation of each portfolio based on common risk characteristics; (ii) the development of reasonable and supportable forecasts of future macroeconomic conditions; and (iii) our evaluation of borrower, collateral, and geographic information. We monitor the adequacy of the allowance and make adjustments as the assumptions in the underlying analyses change to reflect an estimate of expected lifetime loan losses at the reporting date, based on the best information available at that time.
The allowance reflects our estimate of expected credit losses over the contractual term of our lending portfolio and involves significant judgment, which could materially affect the provision for credit losses and, therefore, net income. For additional information regarding our portfolio segments and classes, allowance for loan losses, and other credit quality indicators, refer to Note 9 to the Consolidated Financial Statements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Macroeconomic Sensitivity Analysis
We perform a sensitivity analysis using scenarios derived from widely published macroeconomic forecasts to quantify the sensitivity of our baseline forecast to alternative changes in macroeconomic conditions. These scenarios are based on fixed probabilities of occurrence.
•The unfavorable (or downside) scenario is consistent with the 90th percentile in a distribution of possible economic outcomes and implies that there is a 90% chance that the realized economy will be better than the defined path and a 10% chance that the realized economy will be worse than the defined path. The unfavorable scenario, which reflects an average recession, assumes a three-quarter recession starting in the first quarter of 2026, with a 2.6% peak to trough decline in GDP, the unemployment rate rising to 8.4% in the first quarter of 2027, and a 13.5% peak to trough decline in HPI.
•The alternative unfavorable (or alternative downside) scenario is consistent with the 96th percentile in a distribution of possible economic outcomes and implies that there is a 96% chance that the realized economy will be better than the defined path and a 4% chance that the realized economy will be worse than the defined path. The alternative unfavorable scenario, which reflects a severe recession, assumes a five-quarter recession starting in the first quarter of 2026, with a 4.4% peak to trough decline in GDP, unemployment rising to 9.4% in the fourth quarter of 2027, and 18.9% peak to trough decline in HPI.
As of December 31, 2025, the results of this hypothetical sensitivity analysis indicate that the downside scenario would increase our allowance for loan losses by 18% and the alternative downside scenario would increase our allowance for loan losses by 24%. These results are estimates that are directly tied to the timing, severity, and duration of changes in the independently and instantaneously shocked macroeconomic scenarios. This sensitivity analysis is hypothetical, providing insight on the sensitivity of the macroeconomic forecast on our modeled loss estimate, and does not reflect our expectation of changes in our estimate of expected credit losses. Actual loss sensitivities and resulting estimates of consolidated allowance for loan losses may be influenced by numerous other factors including, but not limited to, the actual evaluation of macroeconomic conditions, the underlying performance of our portfolios relative to historical loss experience and current modeled assumptions, future government and management actions, and other quantitative and qualitative information and adjustments.
Valuation of Automotive Operating Lease Assets and Residuals
We have significant investments in vehicles in our operating lease portfolio. In accounting for operating leases, we must make a determination at the beginning of the operating lease contract of the estimated realizable value of the vehicle at the end of the lease (i.e., residual value). This evaluation is primarily based on a proprietary model, which includes variables such as vehicle age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in new and used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus rental charges. However, since the customer is not obligated to purchase the vehicle at the end of the contract, we are exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. For additional information regarding residual value, refer to Note 1 to the Consolidated Financial Statements.
To account for residual risk, we depreciate automotive operating lease assets to expected realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the expected residual value established at contract inception. Periodically, we reassess the projected estimated realizable value of the leased vehicle at termination based on current market conditions, and other relevant data points, and adjust depreciation expense as necessary over the remaining term of the lease. We generally do not depreciate to amounts greater than the lessee purchase price established at origination. We also evaluate the carrying value of operating lease assets for impairment when we determine an impairment indicator exists. Impairment indicators include various triggering events, market considerations, and portfolio characteristics. Triggering events are systemic observed events impacting the used vehicle market such as shocks to oil and gas prices that may indicate impairment of the operating lease asset. For additional information regarding operating lease impairment, refer to Note 1 to the Consolidated Financial Statements.
Our depreciation methodology for operating lease assets considers our expectation of the value of the vehicles upon lease termination, which is based on numerous assumptions and factors influencing used vehicle values. The critical assumptions underlying the estimated carrying value of automotive operating lease assets include: (i) estimated market value information we obtain and use in estimating residual values, (ii) proper identification and estimation of business conditions, (iii) our remarketing abilities, and (iv) automotive manufacturer vehicle and marketing programs. Changes in these assumptions could have a significant impact on the operating lease residual value.
Lessees generally have the first opportunity to purchase the off-lease vehicle at the end of the lease term for the price stated in the lease agreement. If the lessee declines to purchase the off-lease vehicle, the dealer is offered the opportunity to purchase the vehicle directly from us at a price we define. If both the lessee and the dealer decline their options to purchase, we remarket the off-lease vehicle at auction. At this point, we are exposed to a risk of loss above the amount covered by an OEM residual value guarantee, if applicable. If the realized values of our leased vehicles were to decline 1% below our estimated realizable values, we would incur $41 million of incremental depreciation expense over the remaining life of our operating lease portfolio on a scheduled termination basis. Additionally, this is based on the improbable event that all vehicles were remarketed at auction due to lessees and dealers foregoing their purchase options. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
Fair Value of Financial Instruments
We use fair value measurements to record fair value adjustments to certain instruments and to determine fair value disclosures. Refer to Note 24 to the Consolidated Financial Statements for a description of valuation methodologies used to measure material assets and liabilities

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. We follow the fair value hierarchy set forth in Note 24 to the Consolidated Financial Statements to prioritize the inputs utilized to measure fair value. We review and modify, as necessary, our fair value hierarchy classifications on a quarterly basis, which can result in reclassifications between hierarchy levels.
We have numerous internal controls in place to address risks inherent in estimating fair value measurements. Significant fair value measurements are subject to detailed analytics and management review and approval. We have an established risk management policy and model validation program. This model validation program establishes a controlled environment for the development, implementation, and operation of models used to generate fair value measurements and change procedures. Further, this program uses a risk-based approach to determine the frequency at which models are to be independently reviewed and validated. Additionally, a wide array of operational controls governs fair value measurements, including controls over the inputs into and the outputs from the fair value measurement models. For example, we backtest the internal assumptions used within models against actual performance. We also monitor the market for recent trades, market surveys, or other market information that may be used to benchmark model inputs or outputs. Certain valuations are also benchmarked to market indices when appropriate and available. We have scheduled model or input recalibrations that occur on a periodic basis but will recalibrate earlier if significant variances are observed as part of backtesting or benchmarking.
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
Determination of Provision for Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated current and future taxes to be paid. We are subject to income taxes predominantly in the United States. We file income tax returns in approximately 50 jurisdictions across federal, state, and local levels. The laws and regulations of each jurisdiction are complex and may be subject to different interpretations. Significant judgments and estimates are required in determining consolidated income tax expense for each jurisdiction. Our interpretations of tax laws are subject to audits by various jurisdictions. Potential differences in the interpretation or changes in the tax laws may result in additional accrual of income tax expense or benefit, which could be material to our reported results. We consistently monitor new and reassess existing tax laws for changes and adjust our tax estimates accordingly.
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
As of each reporting date, we consider existing evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. We currently hold deferred tax asset attributes related to net operating tax losses, general business tax credits, and foreign tax credit carryforwards. We perform regular assessments to determine whether our tax attributes are realizable. As of December 31, 2025, we continue to believe it is more likely than not that the benefit for certain foreign tax credit carryforwards and state net operating loss carryforwards will not be realized. In recognition of this risk, we continue to provide a partial valuation allowance on these deferred tax assets relating to these carryforwards and it is reasonably possible that the valuation allowance may change in the next 12 months.
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
Net Interest Margin Table
The following table presents an analysis of net yield on interest-earning assets (or net interest margin) for the periods shown.

	2025			2024			2023
Year ended December 31, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate
Assets
Interest-bearing cash and cash equivalents (b) (c)	$8,918	$373	4.18%	$7,895	$386	4.89%	$7,261	$332	4.57%
Investment securities (d)	27,871	935	3.36	28,782	996	3.46	30,157	980	3.25
Loans held-for-sale, net	156	24	15.10	248	22	9.10	417	34	8.24
Finance receivables and loans, net (d) (e) (f)	134,251	10,697	7.97	137,810	11,394	8.27	138,136	11,020	7.98
Investment in operating leases, net (g)	8,223	518	6.30	8,133	619	7.60	9,901	710	7.16
Other earning assets	652	37	5.64	657	41	6.19	704	42	5.96
Earning assets of operations held-for-sale (h)	—	—	—	317	28	8.77	—	—	—
Total interest-earning assets	180,071	12,584	6.99	183,842	13,486	7.34	186,576	13,118	7.03
Noninterest-bearing cash and cash equivalents	306			303			322
Other assets	11,808			11,732			11,049
Allowance for loan losses	(3,500)			(3,611)			(3,782)
Total assets	$188,685			$192,266			$194,165
Liabilities and equity
Interest-bearing deposit liabilities (d)	$148,781	$5,302	3.56%	$152,716	$6,388	4.18%	$152,915	$5,819	3.81%
Short-term borrowings	827	35	4.27	1,300	66	5.09	1,383	73	5.27
Long-term debt (d)	16,748	1,068	6.38	16,806	1,017	6.05	19,226	1,001	5.21
Total interest-bearing liabilities	166,356	6,405	3.85	170,822	7,471	4.37	173,524	6,893	3.97
Noninterest-bearing deposit liabilities	154			155			172
Total funding sources	166,510	6,405	3.85	170,977	7,471	4.37	173,696	6,893	3.97
Other liabilities (i)	7,411	3	n/m	7,408	1	n/m	6,940	4	n/m
Total liabilities	173,921			178,385			180,636
Total equity	14,764			13,881			13,529
Total liabilities and equity	$188,685			$192,266			$194,165
Net financing revenue and other interest income		$6,176			$6,014			$6,221
Net interest spread (j)			3.14%			2.97%			3.06%
Net yield on interest-earning assets (k)			3.43%			3.27%			3.33%
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
(c)Includes interest expense related to margin received on derivative contracts of $4 million, $20 million, and $36 million for the years ended December 31, 2025, 2024, and 2023, respectively. Excluding this expense, the annualized yield was 4.21%, 5.15%, and 5.06% for the years ended December 31, 2025, 2024, and 2023, respectively.
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
(f)Includes average balances of credit card finance receivables and loans, net, that were transferred to loans held-for-sale on March 31, 2025, prior to the completion of the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Consolidated Financial Statements for further information.
(g)Yield includes losses on the sale of off-lease vehicles of $28 million for the year ended December 31, 2025, and gains on the sale of off-lease vehicles of $132 million and $211 million for the years ended December 31, 2024, and 2023, respectively. Excluding loss or gain on the sale of off-lease vehicles, the annualized yield would be 6.64%, 5.98%, and 5.03% for the years ended December 31, 2025, 2024, and 2023, respectively.
(h)Includes average balances of Ally Lending earning assets prior to the completion of the sale on March 1, 2024, which were transferred to assets of operations held-for-sale at December 31, 2023.
(i)Represents interest expense on tax liabilities included in other liabilities on the Consolidated Balance Sheet. The interest expense on tax liabilities is included in the net yield on interest-earning assets and excluded from the interest spread. For more information on our accounting policies regarding income taxes, refer to Note 1 to the Consolidated Financial Statements.
(j)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(k)Net yield on interest-earning assets represents net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
The following table presents an analysis of the change in net financing revenue and other interest income due to the change in volume and yield/rate.

	2025 vs. 2024 Increase (decrease) due to (a)			2024 vs. 2023 Increase (decrease) due to (a)
Year ended December 31, ($ in millions)	Volume	Yield/rate	Total	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents	$50	$(63)	$(13)	$29	$25	$54
Investment securities	(32)	(29)	(61)	(45)	61	16
Loans held-for-sale, net	(8)	10	2	(14)	2	(12)
Finance receivables and loans, net	(294)	(403)	(697)	(26)	400	374
Investment in operating leases, net	7	(108)	(101)	(127)	36	(91)
Other earning assets	—	(4)	(4)	(3)	2	(1)
Earning assets of operations held-for-sale	(28)	—	(28)	28	—	28
Total interest-earning assets			$(902)			$368
Liabilities
Interest-bearing deposit liabilities	$(165)	$(921)	$(1,086)	$(8)	$577	$569
Short-term borrowings	(24)	(7)	(31)	(4)	(3)	(7)
Long-term debt	(4)	55	51	(126)	142	16
Total interest-bearing liabilities			(1,066)			578
Other liabilities	n/m	n/m	2	n/m	n/m	(3)
Net financing revenue and other interest income			$162			$(207)
n/m = not meaningful
(a)Changes in interest not solely due to volume or yield/rate are allocated in proportion to the absolute dollar amount of change in volume and yield/rate.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Finance Receivables and Loans
The tables below show the maturity of the finance receivables and loans portfolio and the distribution between fixed and floating interest rates based on the stated terms of the loan agreements. This portfolio is reported based on amortized cost basis.

December 31, 2025 ($ in millions)	Due in one year or less (a)	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total (b)
Consumer automotive (c)	$1,065	$47,441	$37,056	$—	$85,562
Consumer mortgage	—	52	368	15,152	15,572
Total consumer	1,065	47,493	37,424	15,152	101,134
Commercial
Commercial and industrial
Automotive	16,138	1,634	567	—	18,339
Other	713	8,255	1,323	18	10,309
Commercial real estate	1,236	5,044	1,368	18	7,666
Total commercial	18,087	14,933	3,258	36	36,314
Total finance receivables and loans	$19,152	$62,426	$40,682	$15,188	$137,448
(a)Includes loans with revolving terms (for example, wholesale floorplan loans, which are included within commercial and industrial).
(b)Loan maturities are based on the remaining maturities under contractual terms.
(c)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost basis excludes an asset of $6 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at December 31, 2025. These basis adjustments would be allocated to the amortized cost basis of specific loans within the pool if the hedge was dedesignated. Refer to Note 21 to the Consolidated Financial Statements for additional information.

	Loans due after one year (a) (b)
December 31, 2025 ($ in millions)	Loans at fixed interest rates	Loans at variable interest rates	Total
Consumer automotive (c)	$84,497	$—	$84,497
Consumer mortgage	15,572	—	15,572
Total consumer	100,069	—	100,069
Commercial
Commercial and industrial
Automotive	1,035	1,166	2,201
Other	101	9,495	9,596
Commercial real estate	3,636	2,794	6,430
Total commercial	4,772	13,455	18,227
Total finance receivables and loans	$104,841	$13,455	$118,296
(a)Excludes loans with revolving terms (for example, wholesale floorplan loans, which are included within commercial and industrial).
(b)Loan maturities are based on the remaining maturities under contractual terms.
(c)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost basis excludes an asset of $6 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at December 31, 2025. These basis adjustments would be allocated to the amortized cost basis of specific loans within the pool if the hedge was dedesignated. Refer to Note 21 to the Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-K
Deposit Liabilities
The following table presents the average balances and interest rates paid for our deposit liabilities.

	2025		2024
Year ended December 31, ($ in millions)	Average balance (a)	Average deposit rate	Average balance (a)	Average deposit rate
Noninterest-bearing deposits	$154	—%	$155	—%
Interest-bearing deposits
Savings, money market, and spending accounts	106,950	3.36	102,043	3.96
Certificates of deposit (b)	41,831	4.07	50,673	4.63
Total deposit liabilities	$148,935	3.56	$152,871	4.18
(a)Average balances are calculated using an average daily balance methodology.
(b)Includes brokered certificates of deposit average balance of $4.6 billion and $9.1 billion as of December 31, 2025, and 2024, respectively.
The following table presents the amounts of uninsured certificates of deposit, segregated by time remaining until maturity.

December 31, 2025 ($ in millions)	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured certificates of deposit	$1,304	$1,492	$2,258	$1,187	$6,241
As of December 31, 2025, we had $11.8 billion of deposit liabilities that are estimated to be uninsured. In some instances, deposits in excess of federal insurance limits may be insured based upon the number of account owners, beneficiaries, and accounts held.

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
Based on the assessment performed, management concluded that as of December 31, 2025, Ally’s internal control over financial reporting was effective based on the COSO criteria.
The effectiveness of our internal controls over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ MICHAEL G. RHODES	/S/ RUSSELL E. HUTCHINSON
Michael G. Rhodes	Russell E. Hutchinson
Chief Executive Officer	Chief Financial Officer
February 25, 2026	February 25, 2026

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Ally Financial Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The allowance for loan losses (“allowance”) is management’s estimate of expected credit losses in the lending portfolio. The consumer automotive portfolio represents approximately 62% of the total finance receivables and loans balance and the amount of the allowance associated with the consumer automotive portfolio is based on its relevant risk characteristics and represents approximately 91% of the total allowance of the Company. The determination of the appropriate level of the allowance for the consumer automotive portfolio inherently involves a high degree of subjectivity and requires significant estimates of credit risks using both quantitative and qualitative analyses.
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
February 25, 2026
We have served as the Company’s auditor since at least 1936; however, an earlier year could not be reliably determined.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Ally Financial Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ally Financial Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.
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

/S/ DELOITTE & TOUCHE LLP

Detroit, Michigan
February 25, 2026

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2025	2024	2023
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$10,697	$11,394	$11,020
Interest on loans held-for-sale	24	50	34
Interest and dividends on investment securities and other earning assets	972	1,037	1,022
Interest on cash and cash equivalents	373	386	332
Operating leases	1,455	1,355	1,550
Total financing revenue and other interest income	13,521	14,222	13,958
Interest expense
Interest on deposits	5,302	6,388	5,819
Interest on short-term borrowings	35	66	73
Interest on long-term debt	1,068	1,017	1,001
Interest on other	3	1	4
Total interest expense	6,408	7,472	6,897
Net depreciation expense on operating lease assets	937	736	840
Net financing revenue and other interest income	6,176	6,014	6,221
Other revenue
Insurance premiums and service revenue earned	1,450	1,413	1,271
(Loss) gain on mortgage and automotive loans, net	(35)	24	16
Other (loss) gain on investments, net	(361)	72	144
Other income, net of losses	684	658	582
Total other revenue	1,738	2,167	2,013
Total net revenue	7,914	8,181	8,234
Provision for credit losses	1,477	2,166	1,968
Noninterest expense
Compensation and benefits expense	1,857	1,842	1,901
Insurance losses and loss adjustment expenses	616	544	422
Goodwill impairment	305	118	149
Other operating expenses	2,608	2,675	2,691
Total noninterest expense	5,386	5,179	5,163
Income from continuing operations before income tax expense	1,051	836	1,103
Income tax expense from continuing operations	199	167	144
Net income from continuing operations	852	669	959
Loss from discontinued operations, net of tax	—	(1)	(2)
Net income	$852	$668	$957
Statement continues on the next page.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions, except per share data; shares in thousands) (a)	2025	2024	2023
Net income from continuing operations attributable to common shareholders	$742	$559	$849
Loss from discontinued operations, net of tax	—	(1)	(2)
Net income attributable to common shareholders	$742	$558	$847
Basic weighted-average common shares outstanding (b)	310,015	306,913	303,751
Diluted weighted-average common shares outstanding (b)	313,043	310,160	305,135
Basic earnings per common share
Net income from continuing operations	$2.39	$1.82	$2.79
Loss from discontinued operations, net of tax	—	—	(0.01)
Net income	$2.39	$1.82	$2.79
Diluted earnings per common share
Net income from continuing operations	$2.37	$1.80	$2.78
Loss from discontinued operations, net of tax	—	—	(0.01)
Net income	$2.37	$1.80	$2.77
Cash dividends declared per common share	$1.20	$1.20	$1.20
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes shares related to share-based compensation that vested but were not yet issued.
Refer to Note 19 for additional earnings per share information. The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Comprehensive Income
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2025	2024	2023
Net income	$852	$668	$957
Other comprehensive income (loss), net of tax
Investment securities
Available-for-sale securities
Net unrealized gains (losses) arising during the period	673	(158)	260
Net unrealized loss on securities transferred to held-to-maturity	—	—	693
Less: Net realized (losses) gains reclassified to net income	(374)	3	4
Net change	1,047	(161)	949
Held-to-maturity securities
Net unrealized loss on securities transferred from available-for-sale	—	—	(693)
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(65)	(66)	(11)
Net change	65	66	(682)
Translation adjustments
Net unrealized gains (losses) arising during the period	8	(13)	5
Net investment hedges
Net unrealized (losses) gains arising during the period	(5)	12	(2)
Translation adjustments and net investment hedges, net change	3	(1)	3
Cash flow hedges
Net unrealized losses arising during the period	(2)	(21)	(16)
Less: Net realized (losses) gains reclassified to net income	(25)	(9)	11
Net change	23	(12)	(27)
Other comprehensive income (loss), net of tax	1,138	(108)	243
Comprehensive income	$1,990	$560	$1,200
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheet
Ally Financial Inc. • Form 10-K

December 31, ($ in millions, except share data)	2025	2024
Assets
Cash and cash equivalents
Noninterest-bearing	$405	$522
Interest-bearing	9,625	9,770
Total cash and cash equivalents	10,030	10,292
Equity securities	876	871
Available-for-sale securities (amortized cost basis of $25,825 and $26,810)	22,973	22,410
Held-to-maturity securities (fair value of $4,451 and $4,293)	4,371	4,346
Loans held-for-sale, net	549	160
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	137,454	136,030
Allowance for loan losses	(3,490)	(3,714)
Total finance receivables and loans, net	133,964	132,316
Investment in operating leases, net	8,772	7,991
Premiums receivable and other insurance assets	2,844	2,790
Other assets	11,623	10,660
Total assets	$196,002	$191,836
Liabilities
Deposit liabilities
Noninterest-bearing	$125	$131
Interest-bearing	151,524	151,443
Total deposit liabilities	151,649	151,574
Short-term borrowings	4,695	1,625
Long-term debt	17,070	17,495
Interest payable	729	890
Unearned insurance premiums and service revenue	3,656	3,535
Accrued expenses and other liabilities	2,705	2,814
Total liabilities	180,504	177,933
Commitments and contingencies (refer to Note 28 and Note 29)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 520,355,804 and 515,777,584; and outstanding 308,492,929 and 305,387,550)	22,295	22,142
Preferred stock	2,324	2,324
Retained earnings	633	270
Accumulated other comprehensive loss	(2,786)	(3,924)
Treasury stock, at cost (211,862,875 and 210,390,034 shares)	(6,968)	(6,909)
Total equity	15,498	13,903
Total liabilities and equity	$196,002	$191,836
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

December 31, ($ in millions)	2025	2024
Assets
Finance receivables and loans, net
Consumer automotive	$3,096	$4,505
Allowance for loan losses	(116)	(172)
Total finance receivables and loans, net	2,980	4,333
Other assets	260	333
Total assets	$3,240	$4,666
Liabilities
Long-term debt	$1,479	$1,561
Accrued expenses and other liabilities	3	4
Total liabilities	$1,482	$1,565
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Changes in Equity
Ally Financial Inc. • Form 10-K

($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2023	$21,816	$2,324	$(384)	$(4,059)	$(6,838)	$12,859
Net income			957			957
Preferred stock dividends — Series B			(63)			(63)
Preferred stock dividends — Series C			(47)			(47)
Share-based compensation	159					159
Other comprehensive income				243		243
Common stock repurchases					(33)	(33)
Common stock dividends ($1.20 per share)			(372)			(372)
Balance at December 31, 2023	$21,975	$2,324	$91	$(3,816)	$(6,871)	$13,703
Cumulative effect of changes in accounting principles, net of tax
Adoption of Accounting Standards Update 2023-02			(2)			(2)
Balance at January 1, 2024	$21,975	$2,324	$89	$(3,816)	$(6,871)	$13,701
Net income			668			668
Preferred stock dividends — Series B			(63)			(63)
Preferred stock dividends — Series C			(47)			(47)
Share-based compensation	167					167
Other comprehensive loss				(108)		(108)
Common stock repurchases					(38)	(38)
Common stock dividends ($1.20 per share)			(377)			(377)
Balance at December 31, 2024	$22,142	$2,324	$270	$(3,924)	$(6,909)	$13,903
Net income			852			852
Preferred stock dividends — Series B			(63)			(63)
Preferred stock dividends — Series C			(47)			(47)
Share-based compensation	153					153
Other comprehensive income				1,138		1,138
Common stock repurchases					(59)	(59)
Common stock dividends ($1.20 per share)			(379)			(379)
Balance at December 31, 2025	$22,295	$2,324	$633	$(2,786)	$(6,968)	$15,498
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2025	2024	2023
Operating activities
Net income	$852	$668	$957
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,397	1,199	1,227
Goodwill impairment	305	118	149
Provision for credit losses	1,477	2,166	1,968
Loss (gain) on mortgage and automotive loans, net	35	(24)	(16)
Other loss (gain) on investments, net	361	(72)	(144)
Originations and purchases of loans held-for-sale	(1,932)	(2,223)	(2,406)
Proceeds from sales and repayments of loans held-for-sale	2,033	2,636	2,811
Net change in
Deferred income taxes	(534)	(436)	(81)
Interest payable	(161)	32	450
Other assets	(308)	73	(417)
Other liabilities	(33)	127	(91)
Other, net	237	264	150
Net cash provided by operating activities	3,729	4,528	4,557
Investing activities
Purchases of equity securities	(753)	(884)	(339)
Proceeds from sales of equity securities	877	915	356
Purchases of available-for-sale securities	(5,619)	(717)	(518)
Proceeds from sales of available-for-sale securities	4,270	168	337
Proceeds from repayments of available-for-sale securities	1,876	2,143	2,057
Purchases of held-to-maturity securities	(460)	—	—
Proceeds from repayments of held-to-maturity securities	518	476	123
Purchases of finance receivables and loans held-for-investment	(5,249)	(3,572)	(4,233)
Proceeds from sales of finance receivables and loans initially held-for-investment	59	1,400	258
Originations and repayments of finance receivables and loans initially held-for-investment and other, net	(771)	3,282	(5,040)
Purchases of operating lease assets	(4,275)	(3,460)	(2,759)
Disposals of operating lease assets	2,583	3,808	3,228
Proceeds from sale of operation or business unit, net	2,412	1,956	—
Net change in nonmarketable equity investments	(132)	84	(73)
Other, net	(600)	(608)	(579)
Net cash (used in) provided by investing activities	(5,264)	4,991	(7,182)

Statement continues on the next page.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows
Ally Financial Inc. • Form 10-K

Year ended December 31, ($ in millions)	2025	2024	2023
Financing activities
Net change in short-term borrowings	3,070	(1,672)	898
Net (decrease) increase in deposits	(58)	(3,227)	2,342
Proceeds from issuance of long-term debt	4,673	4,337	5,705
Repayments of long-term debt	(5,181)	(4,484)	(4,595)
Repurchases of common stock	(59)	(38)	(33)
Common stock dividends paid	(379)	(372)	(368)
Preferred stock dividends paid	(110)	(110)	(110)
Net cash provided by (used in) financing activities	1,956	(5,566)	3,839
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	8	(12)	3
Net increase in cash and cash equivalents and restricted cash	429	3,941	1,217
Cash and cash equivalents and restricted cash at beginning of year	11,380	7,439	6,222
Cash and cash equivalents and restricted cash at December 31,	$11,809	$11,380	$7,439
Supplemental disclosures
Cash paid (received) for
Interest	$6,477	$7,354	$6,357
Income taxes	359	135	(27)
Noncash items
Held-to-maturity securities received in consideration for loans sold	—	56	82
Available-for-sale securities transferred to held-to-maturity securities	—	—	3,644
Loans held-for-sale transferred to finance receivables and loans held-for-investment	19	34	208
Deconsolidation of debt related to loans sold	—	—	1,373
Finance receivables and loans held-for-investment transferred to loans held-for-sale	2,790	1,731	3,739
Transfer of nonmarketable equity investments to equity securities	—	—	19
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Consolidated Balance Sheet to the Consolidated Statement of Cash Flows.

December 31, ($ in millions)	2025	2024
Cash and cash equivalents on the Consolidated Balance Sheet	$10,030	$10,292
Restricted cash and cash equivalents and restricted cash held for securitization trusts included in other assets on the Consolidated Balance Sheet (a)	1,779	1,088
Total cash and cash equivalents and restricted cash in the Consolidated Statement of Cash Flows	$11,809	$11,380
(a)Refer to Note 13 for additional details describing the nature of restricted cash and cash equivalent balances.
The Notes to the Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

1.    Description of Business, Basis of Presentation, and Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a financial-services company with the nation’s largest all-digital bank and an industry-leading automotive financing and insurance business, driven by a mission to “Do It Right” and be a relentless ally for all stakeholders. The Company serves customers with deposits and securities brokerage and investment advisory services as well as automotive financing and insurance offerings. The Company also includes a seasoned corporate finance business that offers capital for equity sponsors and middle-market companies. Ally is a Delaware corporation and is registered as a BHC under the BHC Act, and an FHC under the GLB Act.
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
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure, including those of contingent assets and liabilities at the date of the financial statements. It also includes estimates related to the income and expenses during the reporting period and the related disclosures. In developing the estimates and assumptions, we use all available evidence; however, actual results could differ because of uncertainties associated with estimating the amounts, timing, and likelihood of possible outcomes. Our most significant estimates pertain to the allowance for loan losses, the valuations of automotive operating lease assets and residuals, the fair value of financial instruments, and the determination of the provision for income taxes.

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
Investment Securities
Our investment securities portfolio includes various debt securities. Debt securities are classified based on our intent to sell or hold the security. We classify debt securities as held-to-maturity only when we have both the intent and ability to hold the securities to maturity. We classify debt securities as trading when the securities are acquired for the purpose of selling or holding them for a short period of time. Debt securities not classified as either held-to-maturity or trading are classified as available-for-sale.
Available-for-sale securities are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income. Held-to-maturity securities are carried at amortized cost basis.
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
The present value of expected future cash flows is compared to the security’s amortized cost basis to measure the credit loss component of the impairment after determining a credit loss has occurred. If the present value of expected cash flows is less than the amortized cost basis, we record an allowance for credit losses for that difference. The amount of credit loss is limited to the difference between the security’s amortized cost basis and its fair value. Accrued interest receivable on available-for-sale securities is excluded from the estimate of credit losses. Any remaining impairment that is due to factors other than a credit loss, such as changes in market interest rates, is recorded in other comprehensive income. Changes in the allowance for credit losses are recorded as provision for, or reversal of, provision for credit losses.
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
Equity Securities and Nonmarketable Equity Investments
Equity securities that have a readily determinable fair value are recorded at fair value with changes in fair value recorded in earnings and reported in other (loss) gain on investments, net in our Consolidated Statement of Income. These investments are included in equity securities on our Consolidated Balance Sheet. In some instances, we may account for equity securities using the net asset value practical expedient to estimate fair value. Realized gains and losses on the sale of equity securities with a readily determinable fair value and equity securities measured using the net asset value practical expedient are determined using the specific identification method and are reported in other (loss) gain on investments, net in our Consolidated Statement of Income. Refer to Note 24 for further information on equity securities that are held at fair value.

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
Finance Receivables and Loans
We initially classify finance receivables and loans as either loans held-for-sale or loans held-for-investment based on an assessment of our intent and ability to hold the loans for the foreseeable future or until maturity. Our view of the foreseeable future is based on the longest reliable forecasted period, including events known when performing periodic evaluations. Our intent and ability with respect to certain loans may change from time to time depending on a number of factors, for example, economic, liquidity, and capital conditions. In order to reclassify loans to held-for-sale, we must have the intent to sell the loans and must reasonably identify the specific loans to be sold.
Loans classified as held-for-sale are presented as loans held-for-sale, net on our Consolidated Balance Sheet at the lower of their net carrying value or fair value, unless the fair value option was elected, in which case those loans are carried at fair value. For loans originated as held-for-sale for which we have not elected the fair value option, loan origination fees and costs are included in the initial carrying value. Interest income on our loans classified as held-for-sale is recognized based upon the contractual rate of interest on the loan and the unpaid principal balance. We report accrued interest receivable on our loans classified as held-for-sale in other assets on our Consolidated Balance Sheet.
For held-for-sale loans for which we have elected the fair value option, loan origination fees and costs are recognized in earnings when earned or incurred. Prior to ceasing the origination of new mortgage loans during 2025, we elected the fair value option for mortgage direct-to-consumer originations for which we had a commitment to sell. The interest rate lock commitment that we entered into for a mortgage loan originated as held-for-sale and certain forward commitments were considered derivatives, which we carried at fair value on our Consolidated Balance Sheet. We elected the fair value option to measure our nonderivative forward commitments. Changes in the fair value of our interest rate lock commitments, derivative forward commitments, and nonderivative forward commitments related to mortgage loans originated as held-for-sale, as well as changes in the carrying value of loans classified as held-for-sale, were reported through (loss) gain on mortgage and automotive loans, net in our Consolidated Statement of Income.
Loans classified as held-for-investment are presented as finance receivables and loans, net on our Consolidated Balance Sheet. Finance receivables and loans are reported at their amortized cost basis, which includes the principal amount outstanding, net of unamortized deferred fees and costs on originated loans, unamortized premiums and discounts on purchased loans, unamortized basis adjustments arising from the designation of finance receivables and loans as the hedged item in qualifying fair value hedge relationships, and cumulative principal net charge-offs. We refer to the amortized cost basis less the allowance for loan losses as the net carrying value in finance receivables and loans. Unearned rate support received from automotive manufacturers on certain automotive loans, deferred origination fees and costs, and premiums and discounts on purchased loans are amortized over the contractual life of the related finance receivable or loan using the effective interest method. We make various incentive payments for consumer automotive loan originations to automotive dealers and account for these payments as direct loan origination costs. Additionally, we make incentive payments to certain commercial automobile wholesale borrowers and account for these payments as a reduction to interest income in the period they are earned. Interest income on our finance receivables and loans is recognized based on the contractual rate of interest plus the amortization of deferred amounts using the effective interest method, except for origination fees and costs on our credit card loans and revolving lines of credit without scheduled principal payments, which are amortized on a straight line basis. In addition, annual fees on credit cards were amortized into other income, net of losses over a twelve-month period. We report accrued interest receivable on our finance receivables and loans in other assets on our Consolidated Balance Sheet, except for billed interest on our credit card loans, which was included in finance receivables and loans, net. Loan commitment fees are generally deferred and amortized over the commitment period. For information on finance receivables and loans, refer to Note 9.
We have elected to exclude accrued interest receivable from the measurement of our allowance for loan losses for each class of financing receivables, except for billed interest on our credit card loans, which was included in finance receivables and loans, net as part of the amortized cost basis of the loan. We have also elected to write-off accrued interest receivable by reversing interest income when loans are placed on nonaccrual status for each class of finance receivable. This includes the reversal of the billed interest on credit card loans that occurred at the time of charge-off, which was initially included in the measurement of our allowance for loan losses.
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
•Consumer mortgage — Consists of consumer first-lien mortgages, subordinate-lien mortgages, and home equity mortgages. Consumer mortgage originations ceased during the second quarter of 2025, which has and will continue to result in a gradual run-off of our consumer mortgage portfolio. In addition, during the fourth quarter of 2025, we transferred $366 million of mortgage loans to held-for-sale. Following the expected sale of these mortgage loans, our consumer mortgage portfolio will be all first-lien fixed-rate mortgages.
•Consumer other — Consists of the following classes of finance receivables.
•Personal Lending — Consists of unsecured consumer lending from point-of-sale financing. On March 1, 2024, we closed the sale of our point-of-sale financing business.
•Credit Card — Consists of consumer credit card loans. On April 1, 2025, we closed the sale of our credit card operations. Refer to Note 2 for further information.
•Commercial — Consists of the following classes of finance receivables.
◦Commercial and Industrial
▪Automotive — Consists of financing operations to fund dealer purchases of new and used vehicles through wholesale floorplan financing. Additional commercial offerings include automotive dealer term loans, revolving lines, and dealer and other fleet financing.
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
Nonperforming loans on nonaccrual status are reported in Note 9. For all our portfolio segments, the receivable for interest income that is accrued, but not collected, at the date finance receivables and loans are placed on nonaccrual status is reversed against interest income and subsequently recognized only to the extent it is received in cash or until it qualifies for return to accrual status. However, prior to the sale of Ally Credit Card, billed interest for credit card loans was included in the receivables balance and therefore was not reversed against interest income until the loan was charged-off. Where there is doubt regarding the ultimate collectability of loan principal, all cash received is applied to reduce the carrying value of such loans. Generally, finance receivables and loans are restored to accrual status only when contractually current and the collection of future payments is reasonably assured.
Modifications of Loans with Borrowers Experiencing Financial Difficulty
We may provide a loan modification to a borrower who is experiencing financial difficulty if we believe they have the ability and are willing to repay their loan. The type of modification granted will vary depending on our credit risk management practices, as well as the borrower’s financial condition and the characteristics of the loan, including the unpaid balance, the underlying collateral, and the number or types of previous modifications granted.
Modifications that we make subject to the financial difficulty disclosure requirements include payment extensions, principal forgiveness, interest rate concessions, or any combination thereof. These modifications generally reduce the borrower’s periodic payment amount. The following is a description of each of these types of modifications.
•Payment extensions — Payment extensions include both payment deferrals and contractual maturity extensions. Deferral arrangements allow borrowers to delay a scheduled loan payment to a later date. Deferred loan payments do not affect the original contractual terms of the loan and the contractual maturity date of the loan remains unchanged. Deferrals also include certain forbearance agreements. Within the commercial loan portfolio, deferrals primarily reflect a deferral of interest payments. Under a contractual maturity extension agreement, the last payment date is extended to a future date, lengthening the remaining term of the original loan.

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
In our consumer automotive portfolio class of loans, we also provide extensions or deferrals of payments to borrowers whom we deem to be experiencing only temporary financial difficulty. In these cases, there are limits within our operational policies to minimize the number of times a loan can be extended, as well as limits to the length of each extension, and a cumulative extension cap over the life of the loan. If these limits are breached, the modification may require disclosure as noted in the following paragraph. Before offering an extension or deferral, we evaluate the capacity of the customer to make the scheduled payments after the deferral period. During the deferral period, we continue to accrue interest on the loan as part of the deferral agreement. We grant extensions or deferrals when we expect to collect all amounts due including interest accrued at the original contract rate.
We do not disclose loan modifications that result in only an insignificant payment delay. In order to assess whether a payment delay is insignificant, we consider the amount of the modified payments subject to delay in conjunction with the unpaid principal balance or the collateral value of the loan, whether or not the delay is significant with respect to the frequency of payments under the original contract, or the loan’s original expected duration. In the cases where payment extensions cumulatively extend beyond 90 days and are more than 10% of the original contractual term, or where the cumulative payment extension within the 12-month period immediately preceding the current modification is beyond 180 days, we deem the delay in payment to be more than insignificant.
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
As a general rule, consumer automotive loans are fully charged off once a loan becomes 120 days past due. In instances where upon becoming 120 days past due repossession is assured and in process, consumer automotive loans are written down to estimated collateral value, less costs to sell. In our consumer mortgage portfolio segment, first-lien mortgages and a subset of our home equity portfolio that are secured by real estate in a first-lien position are written down to the estimated fair value of the collateral, less costs to sell, once a mortgage loan becomes 180 days past due. Consumer mortgage loans that represent second-lien positions were charged off at 180 days past due. In our consumer other segment, prior to being transferred to held-for-sale, loans within our personal lending class of receivables were charged off at 120 days past due and loans in our credit card class of receivables were charged off at 180 days past due. Within 60 days of receipt of notification of filing from the bankruptcy court, or within the time frames noted above, consumer automotive and first-lien consumer mortgage loans in bankruptcy are written down to their expected future cash flows, which is generally fair value of the collateral, less costs to sell, and second-lien consumer mortgage loans and other consumer loans are fully charged-off, unless it can be clearly demonstrated that repayment is likely to occur. Regardless of other timelines noted within this policy, loans are considered collateral-dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to only be through sale or operation of the collateral. Collateral-dependent loans are charged-off to the estimated fair value of the underlying collateral less costs to sell when foreclosure or repossession proceedings begin.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Collateral-dependent commercial loans are charged-off to the fair value of collateral less costs to sell, when appropriate. Non-collateral dependent loans are fully charged-off.
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
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term only includes expected extensions or renewals, if the extension or renewal option is included in the original or modified contract at the reporting date and we are not able to unconditionally cancel the option. Expected loan modifications are only included in the contractual term, if we have a reasonable expectation at period end that the loan modification will be executed with a borrower.
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
We also consider the need for a reserve on unfunded loan commitments across our portfolio segments, including lines of credit and standby letters of credit. We estimate expected credit losses over the contractual period in which we are exposed to credit risk, unless we have the option to unconditionally cancel the obligation. Expected credit losses on the commitments include consideration of the likelihood that funding will occur under the commitment and an estimate of expected credit losses on amounts expected to be funded over the estimated life. The reserve for unfunded loan commitments is recorded within accrued expenses and other liabilities on our Consolidated Balance Sheet. Provision for credit losses related to our reserve for unfunded commitments is recorded within provision for credit losses on our Consolidated Statement of Income. Refer to Note 28 for information on our unfunded loan commitments.
Consumer Automotive
The allowance within the consumer automotive portfolio segment is calculated using proprietary statistical models and other risk indicators applied to pools of loans with similar risk characteristics, including credit bureau score and LTV ratios.
The model generates projections of default rates, prepayment rates, loss severity rates, and recovery rates using macroeconomic and historical loan data. These projections are used to develop transition scenarios to predict the portfolio’s migration from the current or past-due status to various future states over the life of the loan. Macroeconomic data used to calculate expected credit losses incorporates light vehicle sales, wholesale used vehicle value index, state-level real personal income, and state-level unemployment rates, with unemployment rates being the most impactful macroeconomic factor in calculating expected lifetime credit losses. The loss severity within the consumer automotive portfolio segment is impacted by the fair values of vehicles that are repossessed. Vehicle values are affected by numerous factors including vehicle supply, the condition of the vehicle upon repossession, the overall price and volatility of fuel, consumer preference related to specific vehicle segments, and other factors. The model output is aggregated to calculate expected lifetime gross credit losses, net of expected recoveries.
Consumer Mortgage
The allowance within the consumer mortgage portfolio segment is calculated using statistical models based on pools of loans with similar risk characteristics. The models incorporate loan and borrower data elements, including LTV ratio, loan age, term, product type, loan balance and credit score.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Expected losses are statistically modeled using behavioral transitions. The models estimate the probability of delinquency, default, and voluntary prepayment over the course of each loan. The transition probability is a function of the data elements and economic variables. When a default event is predicted, a severity model is applied to estimate future loan losses. Loss severity within the consumer mortgage portfolio segment is estimated based on the expected market value of the underlying collateral, considering factors such as property location and macroeconomic data. Macroeconomic data that is used to calculate expected credit losses include interest rates, mortgage rates, home price index, and unemployment rates. The model output is aggregated to calculate expected lifetime credit losses.
Consumer Other
The allowance within our credit card receivables class was calculated by using a statistical model that considers loan-specific and economy-wide factors to project default events, positive closure, EAD, and LGD events across all active loans in the portfolio. Macroeconomic data that is used to calculate expected credit losses include state and national-level unemployment rate, revolving consumer credit, and retail sales. Estimated expected lifetime credit losses are the summation of the simulated losses and recoveries for all credit card loans in the portfolio.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Gains or losses on off-balance-sheet securitizations are reported in (loss) gain on mortgage and automotive loans, net, in our Consolidated Statement of Income.
We retain the right to service our automotive loan securitizations. We may receive servicing fees for off-balance-sheet securitizations based on the securitized asset balances and certain ancillary fees, all of which are reported in other income, net of losses in our Consolidated Statement of Income. Typically, the fee we are paid for servicing represents adequate compensation, and consequently, does not result in the recognition of a servicing asset or liability.
Equity-Method Investments and Proportional Amortization Investments
Our equity-method investments primarily include equity investments related to the CRA, which do not have a readily determinable fair value. The majority of these investments are accounted for using the equity method of accounting and are included in equity-method investments within other assets on our Consolidated Balance Sheet.
On January 1, 2024, we adopted ASU 2023-02, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which expanded the application of the proportional amortization method to certain tax equity investments. Our proportional amortization investments include tax equity investments related to the CRA, for which the primary return to us is the income tax credits and other income tax benefits we receive. We have elected to apply the proportional amortization method to qualifying tax equity investments within our LIHTC, NMTC, and HTC programs. Under the proportional amortization method, the costs of qualifying tax equity investments are amortized in proportion to the allocation of income tax credits and other income tax benefits in each period to the total income tax benefits expected to be obtained over the life of the investment, and the investment amortization and income tax credits are presented on a net basis as a component of income tax expense. Our proportional amortization investments are included within other assets on our Consolidated Balance Sheet. Our obligations related to unfunded commitments for our proportional amortization investments are included in accrued expenses and other liabilities on our Consolidated Balance Sheet. Income tax credits and other income tax benefits received are recorded in income tax expense of the Consolidated Statement of Income and in net income and as a component of operating activities within deferred income taxes, other assets, and other liabilities of the Consolidated Statement of Cash Flows.
Repossessed and Foreclosed Assets
Assets securing our finance receivables and loans are classified as repossessed and foreclosed and included in other assets on our Consolidated Balance Sheet at the earlier of when physical possession of the collateral is taken or legal title to the underlying collateral is received, which includes the transfer of title through foreclosure or other similar proceedings. Repossessed and foreclosed assets are initially recognized at the lower of the outstanding balance of the loan at the time of repossession or foreclosure or the fair value of the asset less estimated costs to sell. Losses on the initial revaluation of repossessed and foreclosed assets (and generally, declines in value shortly after repossession or foreclosure) are recognized as a charge-off of the allowance for loan losses. Subsequent declines in value are charged to other operating expenses.
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
Our leases primarily consist of property leases and fleet vehicle leases. Our property-lease agreements generally contain a lease component, which includes the right to use the real estate, and non-lease components, which generally include utilities and common area maintenance services. We elected the practical expedient to account for the lease and non-lease components in our property leases as a single lease component for recognition and measurement of our ROU assets and lease liabilities. Our property leases that include variable-rent payments made during the lease term that are not based on a rate or index, are excluded from the measurement of the ROU assets and lease liabilities, and are recognized as a component of variable lease expense as incurred. We have elected not to recognize ROU assets and lease liabilities on property leases with terms of one year or less. Our fleet vehicle leases also include a lease component, which includes the right to use the vehicle, and non-lease components, which include maintenance, fuel, and administrative services. However, we have elected to account for the lease and non-lease components in our fleet vehicle leases separately. Accordingly, the non-lease components are excluded from the measurement of the ROU asset and lease liability and are recognized as other operating expenses as incurred.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
We have significant investments in the residual values of the assets in our operating lease portfolio. The residual values represent an estimate of the values of the assets at the end of the lease contracts. At contract inception, pricing is determined based on the projected residual value of the leased vehicle. This evaluation is primarily based on a proprietary model, which includes variables such as age, expected mileage, seasonality, segment factors, vehicle type, economic indicators, production cycle, automotive manufacturer incentives, and shifts in used vehicle supply. This internally generated data is compared against third-party, independent data for reasonableness. Realization of the residual values is dependent on our future ability to market the vehicles under the prevailing market conditions and in consideration of any OEM residual value guarantees. Over the life of the lease, we may adjust depreciation rates on lease assets based on changes to estimated residual values of the leased vehicles at lease termination. We generally do not depreciate to amounts greater than the lessee purchase price established at origination. We also evaluate the carrying value of our operating lease assets for impairment when we determine an impairment indicator exists. Impairment indicators consider various triggering events, market considerations, and portfolio characteristics. If an impairment indicator exists and the expected undiscounted future cash flows, including remaining lease payments, estimated residual values, and OEM residual guarantees, is less than the carrying amounts of the asset group then we measure the impairment amount. Impairment is measured as the amount by which the carrying value of the operating lease assets exceeds their fair value as estimated by discounted cash flows. No impairment was recognized in 2025, 2024, or 2023.
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
Impairment of Long-lived Assets
The net carrying values of long-lived assets (including property and equipment) are evaluated for impairment whenever events or changes in circumstances indicate that their net carrying values may exceed undiscounted future net cash flows. Long-lived assets are considered impaired when the carrying amount is deemed unrecoverable and the carrying amount exceeds fair value. Recoverability is measured by comparing the net carrying amount to future net undiscounted cash flows expected to be generated by the assets. If these assets are considered to be impaired, the impairment is measured as the amount by which the net carrying amount of the assets exceeds the fair value using a discounted cash flow method. No material impairment was recognized in 2025, 2024, or 2023.
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
Property and Equipment
Property and equipment stated at cost, net of accumulated depreciation and amortization, are reported in other assets on our Consolidated Balance Sheet. Buildings, furniture and fixtures, leasehold improvements, IT hardware and software, and assets under construction are among the types of items included in property and equipment. We begin depreciating these assets when they are ready for their intended use, except for assets under construction, which begin depreciating when they are ready to be placed into service. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, which generally ranges from three to thirty years, depending on the asset class. Capitalized software is generally amortized on a straight-line basis over its useful life, which generally ranges from three to five years. Capitalized software that is not expected to provide substantive service potential or for which development costs significantly exceed the amount originally expected is considered impaired and written down to fair value. Software expenditures that are considered general, administrative, or of a maintenance nature are expensed as incurred.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
Reserves for Insurance Losses and Loss Adjustment Expenses
Reserves for insurance losses and loss adjustment expenses are reported in accrued expenses and other liabilities on our Consolidated Balance Sheet. They are established for the unpaid cost of insured events that have occurred at a point in time. More specifically, the reserves for insurance losses and loss adjustment expenses represent the accumulation of estimates for both reported losses and those incurred, but not reported, including loss adjustment expenses relating to direct insurance and assumed reinsurance agreements.
We use a combination of methods commonly used in the insurance industry, including the chain ladder development factor, expected loss, BF, and frequency and severity methods to determine the ultimate losses for an individual business line as well as accident year basis depending on the maturity of the accident period and business-line specifics. These methodologies are based on different assumptions and use various inputs to develop alternative estimates of losses. The chain ladder development factor is used for more mature years while the expected loss, BF, and frequency and severity methods are used for less mature years. Both paid and incurred loss and loss adjustment expenses are reviewed where available and a weighted average of estimates or a single method may be considered in selecting the final estimate for an individual accident period. We did not change our methodology for developing reserves for insurance losses for the year ended December 31, 2025.
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
Legal and Regulatory Reserves
Liabilities for legal and regulatory matters are accrued and established when those matters present loss contingencies that are both probable and estimable, with a corresponding amount recorded to other operating expenses in our Consolidated Statement of Income. In cases where we have an accrual for losses, we include an estimate for probable and estimable legal expenses related to the case. If, at the time of evaluation, the loss contingency related to a legal or regulatory matter is not both probable and estimable, we do not establish a liability for the contingency. We continue to monitor legal and regulatory matters for further developments that could affect the requirement to establish a liability or that may impact the amount of a previously established liability. There may be exposure to loss in excess of any amounts recognized. For certain other matters where the risk of loss is determined to be reasonably possible, estimable, and material to the financial statements, disclosure regarding details of the matter and an estimated range of loss is required. The estimated range of possible loss does not represent our maximum loss exposure. We also disclose matters that are deemed probable or reasonably possible, material to the financial statements, but for which an estimated range of loss is not possible to determine. While we believe our reserves are adequate, the outcome of legal and regulatory proceedings is extremely difficult to predict, and we may settle claims or be subject to judgments for amounts that differ from our estimates. For information regarding the nature of all material contingencies, refer to Note 29.

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
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated current and future taxes to be paid. We are subject to income taxes predominantly in the United States. Significant judgments and estimates are required in determining the consolidated income tax expense.
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
Recently Adopted Accounting Standards
Improvements to Income Tax Disclosures (ASU 2023-09)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The purpose of this guidance is to enhance the rate reconciliation and income taxes paid disclosures. This ASU requires that an entity disclose, on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. For the state and local income tax category of the rate reconciliation, entities must disclose a qualitative description of the states and local jurisdictions that make up the majority (greater than 50 percent) of the category. For the income taxes paid disclosures, entities are required to disclose, on an annual basis, the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes. We adopted the amendments effective for annual reporting beginning January 1, 2025, using the retrospective approach. The impact of these amendments was not material.
Recently Issued Accounting Standards
Expense Disaggregation Disclosures (ASU 2024-03)
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures. The purpose of this ASU is to provide additional disclosure that will allow investors to better understand an entity’s performance, better assess an entity’s prospects for future cash flows, and more easily compare an entity’s performance over time and in relation to other similar entities. This ASU will require that an entity disclose, on an interim and annual basis, a disaggregation in the notes to the financial statements of certain income statement line items if the line item includes any of the five required expense categories, which are defined as (1) purchases of inventory, (2) employee compensation, (3) depreciation (including amortization of a finance ROU asset and leasehold improvements), (4) intangible asset amortization, and (5) depletion expense. For the “employee compensation” category, banking entities may continue to present compensation expense on the face of the income statement in accordance with Regulation S-X Rule 210.9-04. The disclosure should include a qualitative description of other expenses included within the income statement line item that are otherwise not disaggregated. This ASU will also require entities to disclose their total selling expenses for each reporting period. Selling expenses are not defined within the ASU, which will require entities to determine and disclose how they define selling expenses on an annual basis. The amendments are effective on January 1, 2027, for annual reporting, and for interim reporting thereafter, with early adoption permitted. The amendments must be applied using either a prospective or retrospective approach. We do not expect the impact of these amendments to be material.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The purpose of this ASU is to improve the accounting for internal-use software costs by aligning the accounting with modern software development processes. This ASU removes all references to sequential software development project stages from U.S. GAAP, but does not change the types of costs that are eligible to be capitalized. Under the updated guidance, entities will be required to begin capitalizing software project costs when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed, and the software will be used to perform the function intended (called the “probable-to-complete” threshold). When evaluating whether the probable-to-complete threshold is met, entities must consider whether there is significant development uncertainty associated with the software, including determining whether the software project contains technological innovations or novel, unique, or unproven functions or features. Entities should also consider if there are significant performance requirements (e.g., functions or features) of the software project that have not yet been identified or continue to be substantially revised. The amendments do not define what is considered “significant” and instead will require management judgment. The amendments are effective January 1, 2028, with early adoption permitted. The amendments can be applied using a prospective approach, a retrospective approach, or a modified approach that bases the adoption of the amendments on the completion status of the software project as of the adoption date. We are currently evaluating the impact of these amendments.
Purchased Loans (ASU 2025-08)
In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. This ASU expands the gross-up approach applied to PCD financial assets to loans that are purchased and considered seasoned, excluding credit card loans, debt securities, and trade receivables accounted for under the revenue recognition guidance. Under the expanded gross-up approach, the amortized cost basis for a seasoned loan receivable will be the purchase price plus the initial measurement of the allowance for loan losses, on the acquisition date. Any remaining discount embedded in the purchase price will be amortized into interest income over the term of the loan. The purchased seasoned loan designation would be evaluated on a loan-by-loan basis. Loans acquired in a business combination would be considered seasoned. For a loan acquired through an asset transfer or by consolidating a VIE, the acquisition must be at least 90 days after loan origination and the acquirer must not have been involved in originating the loan for the loan to be considered seasoned. The amendments are effective January 1, 2027, with early adoption permitted and must be adopted on a prospective basis. We are currently evaluating the impact of these amendments.
2.    Held-for-sale Operations
During the fourth quarter of 2024, we began exploring strategic alternatives for Ally Credit Card, which resulted in a triggering event for goodwill impairment purposes, and recognized an $118 million goodwill impairment charge.
On January 20, 2025, we formally approved our commitment to divest our credit card operations, Ally Credit Card, and entered a definitive agreement with CardWorks, Inc. The assets and liabilities of Ally Credit Card were transferred to assets and liabilities of operations held-for-sale in 2025, and the sale occurred on April 1, 2025. Ally Credit Card was a component of our Corporate and Other segment. The related operating results have been presented within continuing operations in the Consolidated Statement of Income for all periods presented.
In connection with the classification of the operations as held-for-sale, the disposal group was measured at the lower-of-cost or fair value. First, the finance receivables and loans, along with the remaining assets and liabilities, were classified as held-for-sale and measured at the lower-of-cost or fair value. The fair value was determined based on the sales agreement with the third-party purchaser. Next, the carrying value of the disposal group was compared to fair value, which resulted in a goodwill impairment charge. Lastly, we recorded a valuation allowance on other assets related to estimated selling expenses. As a result, we recognized a net pretax loss of $8 million during the year ended December 31, 2025, which was comprised of a benefit of $306 million to our provision for credit losses, offset by a $2 million asset impairment related to Ally Credit Card branded plastics, a goodwill impairment charge of $305 million, and a valuation allowance on other assets of $7 million. We do not expect to recognize any significant incremental costs related to this transaction.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
•Sale of off-lease vehicles — When a customer’s vehicle lease matures, the customer generally has the option of purchasing or returning the vehicle. If the vehicle is returned to us, we obtain possession with the intent to sell through SmartAuction—our online auction platform, our dealer channel, or through various other physical auctions. Our performance obligation is satisfied and the remarketing gain or loss is recognized when control of the vehicle has passed to the buyer, which coincides with the sale date. Our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value, after adjusting for any OEM residual value guarantees, resulting in a gain or loss on remarketing recorded through depreciation expense on operating lease assets in our Consolidated Statement of Income.
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
•Banking fees and interchange income — We charge depositors various account service fees including those for outgoing wires, excessive transactions, stop payments, and returned deposits. These fees are generated from a customer option to purchase services offered under the contract. These options do not represent a material right and are only considered a contract in accordance with the revenue recognition principles when the customer exercises their option to purchase these account services. Based on this, the term for our contracts with customers is considered day-to-day, and the contract does not extend beyond the services already provided. Revenue derived from deposit account fees is recorded at the point in time we perform the requested service, and is recorded as other income in our Consolidated Statement of Income. As a debit and credit card issuer, we also generated interchange fee income from merchants during debit and credit card transactions and incurred certain corresponding charges from merchant card networks.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
For debit card transactions, our performance obligation is satisfied when we have initiated the payment of funds from a customer’s account to a merchant through our contractual agreements with the merchant card networks. For credit card transactions, our performance obligation was satisfied at the time each transaction was captured for settlement with the interchange networks. Interchange fees are reported net of processing fees and customer rewards as other income in our Consolidated Statement of Income.
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

Year ended December 31, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated
2025
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$966	$—	$—	$966
Remarketing fee income	116	—	—	—	116
Brokerage commissions and other revenue	—	—	—	82	82
Banking fees and interchange income (d)	—	—	—	39	39
Brokered/agent commissions	—	14	—	—	14
Other	22	2	—	3	27
Total revenue from contracts with customers	138	982	—	124	1,244
All other revenue	251	614	104	(475)	494
Total other revenue (e)	$389	$1,596	$104	$(351)	$1,738
2024
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$909	$—	$—	$909
Remarketing fee income	112	—	—	—	112
Brokerage commissions and other revenue	—	—	—	88	88
Banking fees and interchange income (d)	—	—	—	47	47
Brokered/agent commissions	—	20	—	—	20
Other	19	3	—	—	22
Total revenue from contracts with customers	131	932	—	135	1,198
All other revenue	232	575	123	39	969
Total other revenue (e)	$363	$1,507	$123	$174	$2,167
2023
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$686	$—	$—	$686
Remarketing fee income	117	—	—	—	117
Brokerage commissions and other revenue	—	—	—	89	89
Banking fees and interchange income (d)	—	—	—	44	44
Brokered/agent commissions	—	13	—	—	13
Other	18	1	—	—	19
Total revenue from contracts with customers	135	700	—	133	968
All other revenue	186	728	104	27	1,045
Total other revenue (e)	$321	$1,428	$104	$160	$2,013
(a)We had opening balances of $3.0 billion in unearned revenue associated with outstanding contracts at January 1, 2025, 2024, and 2023, and $954 million, $973 million, and $973 million of these balances were recognized as insurance premiums and service revenue earned in our Consolidated Statement of Income during the years ended December 31, 2025, 2024, and 2023, respectively.
(b)At December 31, 2025, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $857 million in 2026, $713 million in 2027, $560 million in 2028, $403 million in 2029, and $458 million thereafter. We had unearned revenue of $3.0 billion associated with outstanding contracts at both December 31, 2024, and 2023.
(c)We had deferred insurance assets of $1.8 billion at December 31, 2025, 2024, and 2023. We recognized $553 million, $577 million, and $580 million of expense during the years ended December 31, 2025, 2024, and 2023, respectively.
(d)Interchange income is reported net of customer rewards related to Ally Credit Card. Customer rewards expense was $6 million, $28 million, and $20 million for the years ended December 31, 2025, 2024, and 2023, respectively. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
(e)Represents a component of total net revenue. Refer to Note 26 for further information on our reportable operating segments.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing losses on the sale of off-lease vehicles of $28 million for the year ended December 31, 2025, compared to net remarketing gains of $132 million and $211 million for the years ended December 31, 2024, and 2023, respectively. These gains and losses are included in depreciation expense on operating lease assets in our Consolidated Statement of Income. Refer to Note 10 for additional information.
4.    Insurance Premiums and Service Revenue
The following table is a summary of insurance premiums and service revenue written and earned.

	2025		2024		2023
Year ended December 31, ($ in millions)	Written	Earned	Written	Earned	Written	Earned
Insurance premiums
Direct	$748	$650	$622	$564	$476	$446
Assumed	90	112	122	113	93	68
Gross insurance premiums	838	762	744	677	569	514
Ceded	(328)	(280)	(275)	(258)	(265)	(238)
Net insurance premiums	510	482	469	419	304	276
Service revenue	993	968	1,003	994	971	995
Insurance premiums and service revenue written and earned	$1,503	$1,450	$1,472	$1,413	$1,275	$1,271
5.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

Year ended December 31, ($ in millions)	2025	2024	2023
Late charges and other administrative fees	$154	$197	$198
Remarketing fees	116	112	117
Income from equity-method investments (a)	81	20	4
Other, net	333	329	263
Total other income, net of losses (b)	$684	$658	$582
(a)Refer to Note 13 for further information on our equity-method investments.
(b)Includes the activity of Ally Credit Card prior to the sale on April 1, 2025, and Ally Lending prior to the sale on March 1, 2024. Refer to Note 2 for additional information on Ally Credit Card.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
6.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows incurred claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)										December 31, 2025 ($ in millions)
	(unaudited supplementary information)										Total of incurred-but-not-reported liabilities plus expected development on reported claims (a)	Cumulative number of reported claims (a)
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$326	$327	$328	$328	$328	$328	$328	$328	$328	$328	$—	476,057
2017		310	314	315	315	315	315	315	315	315	—	481,751
2018			271	272	272	273	273	272	273	273	—	506,455
2019				303	306	305	305	305	305	305	—	542,372
2020					343	339	339	339	340	340	—	494,553
2021						243	237	237	237	238	—	493,792
2022							258	267	269	276	3	514,330
2023								385	403	416	7	606,304
2024									488	493	17	659,618
2025										552	86	754,932
Total										$3,536
(a)Claims are reported on a claimant basis in a given accident year. Claimant is defined as one vehicle for GAP products, one repair for VSCs and VMCs, one dealership for dealer inventory products, and per individual/coverage for most other products.
The following table shows cumulative paid claims and allocated loss adjustment expenses, net of reinsurance.

	For the years ended December 31, ($ in millions)
	(unaudited supplementary information)
Accident year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$302	$327	$328	$328	$328	$328	$328	$328	$328	$328
2017		289	315	315	315	315	315	315	315	315
2018			245	273	273	273	273	272	273	273
2019				278	306	305	305	305	305	305
2020					313	339	339	340	340	340
2021						213	236	237	237	237
2022							225	260	265	271
2023								328	387	402
2024									390	462
2025										450
Total										3,383
All outstanding liabilities for loss and allocated loss adjustment expenses before 2016, net of reinsurance										8
Reserves for insurance losses and allocated loss adjustment expenses, net of reinsurance										$161

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table shows the average annual percentage payout of incurred claims by age, net of reinsurance. The information presented is unaudited supplementary information.

Year	1	2	3	4	5	6	7	8	9	10
Percentage payout of incurred claims	87.8%	11.0%	0.9%	0.3%	—%	—%	—%	—%	—%	—%
The following table shows a reconciliation of the disclosures of incurred and paid claims development to the reserves for insurance losses and loss adjustment expenses.

December 31, ($ in millions)	2025	2024	2023
Reserves for insurance losses and loss adjustment expenses, net of reinsurance	$161	$126	$71
Total reinsurance recoverable on unpaid claims	69	60	66
Unallocated loss adjustment expenses	3	3	3
Total gross reserves for insurance losses and loss adjustment expenses	$233	$189	$140
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2025	2024	2023
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$189	$140	$119
Less: Reinsurance recoverable	60	66	72
Net reserves for insurance losses and loss adjustment expenses at January 1,	129	74	47
Net insurance losses and loss adjustment expenses incurred related to:
Current year	589	521	414
Prior years (a)	27	23	8
Total net insurance losses and loss adjustment expenses incurred	616	544	422
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(484)	(420)	(354)
Prior years	(97)	(69)	(41)
Total net insurance losses and loss adjustment expenses paid or payable	(581)	(489)	(395)
Net reserves for insurance losses and loss adjustment expenses at December 31,	164	129	74
Plus: Reinsurance recoverable (b)	69	60	66
Total gross reserves for insurance losses and loss adjustment expenses at December 31, (c)	$233	$189	$140
(a)There have been no material adverse changes to the reserve for prior years.
(b)Included in premiums receivable and other insurance assets on our Consolidated Balance Sheet.
(c)Included in accrued expenses and other liabilities on our Consolidated Balance Sheet.
7.    Other Operating Expenses
Details of other operating expenses were as follows.

Year ended December 31, ($ in millions)	2025	2024	2023
Insurance commissions	$628	$647	$636
Technology and communications	429	438	436
Advertising and marketing	259	285	308
Property and equipment depreciation	243	224	196
Lease and loan administration	179	181	210
Regulatory and licensing fees	157	180	205
Professional services	145	147	145
Vehicle remarketing and repossession	129	129	116
Amortization of intangible assets (a)	3	19	25
Other	436	425	414
Total other operating expenses (b)	$2,608	$2,675	$2,691
(a)Refer to Note 1 and Note 13 for further information on our intangible assets.
(b)Includes the activity of Ally Credit Card prior to the sale on April 1, 2025, and Ally Lending prior to the sale on March 1, 2024. Refer to Note 2 for additional information on Ally Credit Card.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
8.    Investment Securities
Our investment portfolio includes various debt and equity securities. Our debt securities, which are classified as available-for-sale or held-to-maturity, include government securities, corporate bonds, asset-backed securities, and mortgage-backed securities. The amortized cost basis, fair value, and gross unrealized gains and losses on available-for-sale and held-to-maturity securities were as follows.

	2025				2024
	Amortized cost basis	Gross unrealized		Fair value	Amortized cost basis	Gross unrealized		Fair value
December 31, ($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,308	$22	$(51)	$2,279	$2,073	$—	$(200)	$1,873
U.S. States and political subdivisions	624	1	(74)	551	704	—	(87)	617
Foreign government	191	1	(4)	188	198	1	(5)	194
Agency mortgage-backed residential (a)	14,966	19	(2,084)	12,901	16,765	—	(3,112)	13,653
Mortgage-backed residential	230	—	(32)	198	249	—	(43)	206
Agency mortgage-backed commercial (a)	5,540	14	(622)	4,932	4,819	1	(836)	3,984
Asset-backed	12	—	—	12	131	—	(2)	129
Corporate debt	1,954	19	(61)	1,912	1,871	3	(120)	1,754
Total available-for-sale securities (b) (c) (d) (e) (f)	$25,825	$76	$(2,928)	$22,973	$26,810	$5	$(4,405)	$22,410
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,303	$8	$(157)	$1,154	$935	$—	$(196)	$739
Mortgage-backed residential	3,018	228	—	3,246	3,323	142	—	3,465
Asset-backed retained notes	50	1	—	51	88	1	—	89
Total held-to-maturity securities (d) (f) (g)	$4,371	$237	$(157)	$4,451	$4,346	$143	$(196)	$4,293
(a)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $13 million asset and a $72 million liability for agency mortgage-backed residential securities at December 31, 2025, and December 31, 2024, respectively, and a $33 million asset and a $34 million liability for agency mortgage-backed commercial securities at December 31, 2025, and December 31, 2024. These basis adjustments would be allocated to the amortized cost basis of specific securities within the pool if the hedge was dedesignated. Refer to Note 21 for additional information.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 21 for additional information.
(c)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $14 million and $13 million at December 31, 2025, and December 31, 2024, respectively.
(d)Investment securities with a fair value of $3.7 billion and $3.4 billion were pledged as collateral at December 31, 2025, and December 31, 2024, respectively. This primarily included $2.7 billion and $2.9 billion pledged to secure advances from the FHLB at December 31, 2025, and December 31, 2024, respectively. This also included securities pledged for other purposes as required by contractual obligations or law, under which agreements we granted the counterparty the right to sell or pledge $932 million and $439 million of the underlying available-for-sale securities at December 31, 2025, and December 31, 2024, respectively.
(e)Totals do not include accrued interest receivable, which was $87 million and $73 million at December 31, 2025, and December 31, 2024, respectively. Accrued interest receivable is included in other assets on our Consolidated Balance Sheet.
(f)There was no allowance for credit losses recorded at both December 31, 2025, and December 31, 2024, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(g)Totals do not include accrued interest receivable, which was $13 million and $12 million at December 31, 2025, and December 31, 2024, respectively. Accrued interest receivable is included in other assets on our Consolidated Balance Sheet.
As of December 31, 2024, we did not have the intent to sell available-for-sale securities in an unrealized loss position and we did not believe it was more likely than not that we would be required to sell these securities before recovery of their amortized cost basis. In the first quarter of 2025, we executed a balance sheet repositioning of a portion of our available-for-sale securities as a result of our capital allocation planning related to the sale of Ally Credit Card. In connection with the repositioning, we sold lower-yielding securities with an amortized cost basis of approximately $4.6 billion for proceeds of $4.1 billion, resulting in a pre-tax loss of $495 million during the year ended December 31, 2025. We reinvested the proceeds in shorter duration, highly liquid securities at market rates at the trade date. As of December 31, 2025, we did not have the intent to sell available-for-sale securities in an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
December 31, 2025
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,279	3.4%	$84	0.8%	$1,771	3.9%	$424	2.0%	$—	—%
U.S. States and political subdivisions	551	3.4	48	4.8	50	3.7	65	4.3	388	3.1
Foreign government	188	2.8	14	2.0	75	2.3	99	3.3	—	—
Agency mortgage-backed residential (b)	12,901	2.9	—	—	1	2.8	—	—	12,900	2.9
Mortgage-backed residential	198	2.7	—	—	—	—	—	—	198	2.7
Agency mortgage-backed commercial (b)	4,932	2.7	87	3.4	1,453	3.5	2,314	2.4	1,078	2.3
Asset-backed	12	1.5	—	—	12	1.5	—	—	—	—
Corporate debt	1,912	3.4	232	2.4	866	2.5	679	4.6	135	5.5
Total available-for-sale securities	$22,973	3.0	$465	2.5	$4,228	3.4	$3,581	2.9	$14,699	2.9
Amortized cost basis of available-for-sale securities	$25,825		$468		$4,298		$3,968		$17,091
Amortized cost basis of held-to-maturity securities (c)
Agency mortgage-backed residential	$1,303	3.5%	$—	—%	$—	—%	$—	—%	$1,303	3.5%
Mortgage-backed residential	3,018	2.8	—	—	5	2.9	1	5.5	3,012	2.8
Asset-backed retained notes	50	5.4	—	—	35	5.3	15	5.7	—	—
Total held-to-maturity securities	$4,371	3.0	$—	—	$40	5.0	$16	5.7	$4,315	3.0
December 31, 2024
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$1,873	1.6%	$54	1.0%	$1,087	1.5%	$732	1.9%	$—	—%
U.S. States and political subdivisions	617	3.4	33	6.2	72	3.1	86	4.1	426	3.2
Foreign government	194	2.7	33	2.1	51	2.5	110	2.9	—	—
Agency mortgage-backed residential (b)	13,653	2.6	—	—	7	2.0	23	2.5	13,623	2.6
Mortgage-backed residential	206	2.7	—	—	—	—	—	—	206	2.7
Agency mortgage-backed commercial (b)	3,984	2.5	23	3.1	339	3.7	1,724	2.5	1,898	2.1
Asset-backed	129	1.5	—	—	128	1.5	1	4.0	—	—
Corporate debt	1,754	3.1	184	3.0	754	2.6	695	3.3	121	5.3
Total available-for-sale securities	$22,410	2.5	$327	2.3	$2,438	2.2	$3,371	2.6	$16,274	2.6
Amortized cost basis of available-for-sale securities	$26,810		$330		$2,579		$3,844		$20,057
Amortized cost basis of held-to-maturity securities (c)
Agency mortgage-backed residential	$935	2.7%	$—	—%	$—	—%	$—	—%	$935	2.7%
Mortgage-backed residential	3,323	2.8	—	—	—	—	9	3.1	3,314	2.8
Asset-backed retained notes	88	5.4	—	—	64	5.3	24	5.6	—	—
Total held-to-maturity securities	$4,346	2.9	$—	—	$64	5.3	$33	5.0	$4,249	2.8
(a)Yield is calculated using the effective yield of each security at the end of the period, weighted based on the fair value by security for the securities within each maturity distribution range. The effective yield considers the contractual coupon and amortized cost basis inclusive of hedge basis adjustments for dedesignated hedges, and excludes expected capital gains and losses. Yield does not consider hedging effects for securities in active hedges.
(b)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $13 million asset and a $72 million liability for agency mortgage-backed residential securities at December 31, 2025, and December 31, 2024, respectively, and a $33 million asset and a $34 million liability for agency mortgage-backed commercial securities at December 31, 2025, and December 31, 2024, respectively. These basis adjustments would be allocated to the amortized cost basis of specific securities within the pool if the hedge was dedesignated. Refer to Note 21 for additional information.
(c)Yield is calculated using the effective yield of each security at the end of the period, weighted based on amortized cost basis by security for the securities within each maturity distribution range. The effective yield considers the contractual coupon and amortized cost basis and excludes capital gains, capital losses, and the premium or discount on securities transferred from available-for-sale to held-to-maturity.
The balances of cash equivalents were $107 million and $106 million at December 31, 2025, and December 31, 2024, respectively, and were composed primarily of money-market funds.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents interest and dividends on investment securities.

Year ended December 31, ($ in millions)	2025	2024	2023
Taxable interest	$891	$952	$938
Taxable dividends	21	22	20
Interest and dividends exempt from U.S. federal income tax	23	22	22
Interest and dividends on investment securities	$935	$996	$980
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

Year ended December 31, ($ in millions)	2025	2024	2023
Available-for-sale securities
Gross realized gains	$5	$3	$5
Gross realized losses (a)	(496)	—	—
Net realized (loss) gain on available-for-sale securities	(491)	3	5
Net realized gain on equity securities	79	75	32
Net unrealized gain (loss) on equity securities	51	(6)	107
Other (loss) gain on investments, net	$(361)	$72	$144
(a)Includes losses reclassified from accumulated other comprehensive loss related to the balance sheet repositioning of our available-for-sale securities portfolio.
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of December 31, 2025, and December 31, 2024. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, Fitch, and DBRS. The ratings presented are a composite of the ratings sourced from the agencies or, if the ratings cannot be sourced from the agencies, are based on the asset type of the particular security. All our held-to-maturity securities were current in their payment of principal and interest as of both December 31, 2025, and December 31, 2024. We have not recorded any interest income reversals on our held-to-maturity securities during the years ended December 31, 2025, or December 31, 2024.

December 31, ($ in millions)	AAA	AA	A	BBB	Total (a)
2025
Debt securities
Agency mortgage-backed residential	$—	$1,303	$—	$—	$1,303
Mortgage-backed residential	2,951	66	1	—	3,018
Asset-backed retained notes	45	2	2	1	50
Total held-to-maturity securities	$2,996	$1,371	$3	$1	$4,371
2024
Debt securities
Agency mortgage-backed residential	$—	$935	$—	$—	$935
Mortgage-backed residential	3,241	78	4	—	3,323
Asset-backed retained notes	81	3	2	2	88
Total held-to-maturity securities	$3,322	$1,016	$6	$2	$4,346
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1. We have not recorded any interest income reversals on our available-for-sale securities during the years ended December 31, 2025, or December 31, 2024.

	2025				2024
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
December 31, ($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$—	$—	$609	$(51)	$—	$—	$1,873	$(200)
U.S. States and political subdivisions	24	—	429	(74)	87	(2)	472	(85)
Foreign government	51	(1)	72	(3)	40	—	112	(5)
Agency mortgage-backed residential (a)	120	—	10,310	(2,084)	127	(3)	13,518	(3,109)
Mortgage-backed residential	—	—	198	(32)	—	—	206	(43)
Agency mortgage-backed commercial (a)	299	(1)	3,629	(621)	428	(11)	3,445	(825)
Asset-backed	—	—	12	—	—	—	124	(2)
Corporate debt	86	(1)	1,123	(60)	265	(6)	1,319	(114)
Total available-for-sale securities	$580	$(3)	$16,382	$(2,925)	$947	$(22)	$21,069	$(4,383)
(a)Includes basis adjustments for certain securities that are included in closed portfolios with active hedges under the portfolio layer method at December 31, 2025, and December 31, 2024. The basis adjustments would be allocated to the amortized cost basis of specific securities within the pool if the hedge was dedesignated. Refer to Note 21 for additional information.
During the years ended December 31, 2025, and 2024, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at December 31, 2025, or December 31, 2024.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
9.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

December 31, ($ in millions)	2025	2024
Consumer automotive (a)	$85,568	$83,757
Consumer mortgage (b)	15,572	17,234
Consumer other (c)	—	2,294
Total consumer	101,140	103,285
Commercial
Commercial and industrial
Automotive	18,339	18,259
Other	10,309	8,212
Commercial real estate	7,666	6,274
Total commercial	36,314	32,745
Total finance receivables and loans (d) (e)	$137,454	$136,030
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 21 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $2 million and $12 million at December 31, 2025, and December 31, 2024, respectively, of which all have exited the interest-only period.
(c)Consists of credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information. Billed interest on our credit card loans was included within finance receivables and loans, net as of December 31, 2024.
(d)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.4 billion and $2.3 billion at December 31, 2025, and December 31, 2024, respectively.
(e)Totals do not include accrued interest receivable, which was $800 million and $839 million at December 31, 2025, and December 31, 2024, respectively. Accrued interest receivable is included in other assets on our Consolidated Balance Sheet.
During the year ended December 31, 2025, we acquired PCD loans with an initial amortized cost basis of $26 million for $2 million of cash consideration. We recognized an initial allowance for loan losses of $24 million on these PCD loans.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the years ended December 31, 2025, and 2024, respectively.

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2025	$3,170	$19	$319	$206	$3,714
Charge-offs (b)	(2,610)	(3)	(68)	(2)	(2,683)
Recoveries	946	8	5	4	963
Net charge-offs	(1,664)	5	(63)	2	(1,720)
Write-downs from transfers to held-for-sale (c)	—	(5)	—	—	(5)
Provision for credit losses	1,702	(6)	(257)	38	1,477
Other (d)	—	(1)	1	24	24
Allowance at December 31, 2025	$3,208	$12	$—	$270	$3,490
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
(b)Refer to Note 1 for information regarding our charge-off policies.
(c)Consumer mortgage includes a $5 million reduction of allowance from the transfers of loans initially recorded as held-for-investment to held-for-sale during the year ended December 31, 2025.
(d)Commercial includes an initial allowance for loan losses of $24 million on PCD loans acquired during the year ended December 31, 2025.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2024	$3,083	$21	$293	$190	$3,587
Charge-offs (b)	(2,681)	(2)	(262)	(3)	(2,948)
Recoveries	871	5	30	8	914
Net charge-offs	(1,810)	3	(232)	5	(2,034)
Write-downs from transfers to held-for-sale (c)	(5)	—	—	—	(5)
Provision for credit losses	1,902	(7)	259	12	2,166
Other	—	2	(1)	(1)	—
Allowance at December 31, 2024	$3,170	$19	$319	$206	$3,714
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

Year ended December 31, ($ in millions)	2025	2024
Consumer automotive	$—	$1,108
Consumer mortgage	425	325
Consumer other (a)	2,248	—
Commercial	117	298
Total sales and transfers	$2,790	$1,731
(a)Consists of credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
The following table presents purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

Year ended December 31, ($ in millions)	2025	2024
Consumer automotive	$4,774	$3,243
Consumer mortgage	8	21
Commercial	26	—
Total purchases of finance receivables and loans	$4,808	$3,264

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Nonaccrual Loans
The following tables present the amortized cost basis of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of December 31, 2025, and December 31, 2024. Refer to Note 1 for additional information on our accounting policy for finance receivables and loans on nonaccrual status.

		December 31, 2025
($ in millions)	Nonaccrual status at Jan. 1, 2025	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,231	$1,155	$416
Consumer mortgage	54	62	44
Consumer other (b)	90	—	—
Total consumer	1,375	1,217	460
Commercial
Commercial and industrial
Automotive	15	15	15
Other (c)	94	124	—
Commercial real estate	2	10	10
Total commercial	111	149	25
Total finance receivables and loans (d)	$1,486	$1,366	$485
(a)Represents a component of nonaccrual status at end of period.
(b)Consists of credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
(c)Includes PCD loans acquired during the year ended December 31, 2025.
(d)We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $51 million for the year ended December 31, 2025.

		December 31, 2024
($ in millions)	Nonaccrual status at Jan. 1, 2024	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,129	$1,231	$476
Consumer mortgage	54	54	36
Consumer other (b)	92	90	—
Total consumer	1,275	1,375	512
Commercial
Commercial and industrial
Automotive	18	15	—
Other	98	94	4
Commercial real estate	3	2	2
Total commercial	119	111	6
Total finance receivables and loans (c)	$1,394	$1,486	$518
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

	Origination year							Revolving loans converted to term
December 31, 2025 ($ in millions)	2025	2024	2023	2022	2021	2020 and prior	Revolving loans		Total
Consumer automotive
Current	$33,588	$19,891	$12,759	$8,885	$4,253	$1,696	$—	$—	$81,072
30–59 days past due	483	638	632	600	339	137	—	—	2,829
60–89 days past due	156	272	295	284	148	60	—	—	1,215
90 or more days past due	55	99	103	101	59	29	—	—	446
Total consumer automotive (a)	34,282	20,900	13,789	9,870	4,799	1,922	—	—	85,562
Consumer mortgage
Current	—	15	28	1,690	9,117	4,618	—	7	15,475
30–59 days past due	—	—	2	5	11	17	—	—	35
60–89 days past due	—	—	—	1	6	7	—	—	14
90 or more days past due	—	—	—	5	16	25	—	2	48
Total consumer mortgage	—	15	30	1,701	9,150	4,667	—	9	15,572
Total consumer	$34,282	$20,915	$13,819	$11,571	$13,949	$6,589	$—	$9	$101,134
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost basis excludes an asset of $6 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at December 31, 2025. These basis adjustments would be allocated to the amortized cost basis of specific loans within the pool if the hedge was dedesignated. Refer to Note 21 for additional information.

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
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost basis excludes a liability of $41 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at December 31, 2024. These basis adjustments would be allocated to the amortized cost basis of specific loans within the pool if the hedge was dedesignated. Refer to Note 21 for additional information.
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

	Origination year							Revolving loans converted to term
December 31, 2025 ($ in millions)	2025	2024	2023	2022	2021	2020 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$942	$391	$257	$266	$113	$86	$14,861	$—	$16,916
Special mention	2	1	15	10	—	5	1,328	—	1,361
Substandard	1	1	—	1	—	—	59	—	62
Total automotive	945	393	272	277	113	91	16,248	—	18,339
Other
Pass	757	594	173	306	215	166	6,647	191	9,049
Special mention	—	47	—	236	115	260	347	8	1,013
Substandard	—	—	—	—	20	61	42	—	123
Doubtful	—	—	—	—	—	107	17	—	124
Total other	757	641	173	542	350	594	7,053	199	10,309
Commercial real estate
Pass	1,981	1,069	759	1,080	919	1,461	55	59	7,383
Special mention	—	45	44	67	45	61	—	—	262
Substandard	—	—	2	15	—	1	—	—	18
Doubtful	—	—	2	1	—	—	—	—	3
Total commercial real estate	1,981	1,114	807	1,163	964	1,523	55	59	7,666
Total commercial	$3,683	$2,148	$1,252	$1,982	$1,427	$2,208	$23,356	$258	$36,314

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Origination year							Revolving loans converted to term
December 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$522	$336	$337	$125	$64	$52	$15,005	$—	$16,441
Special mention	3	38	15	25	3	1	1,694	—	1,779
Substandard	—	—	—	—	—	—	33	—	33
Doubtful	—	—	—	—	—	—	6	—	6
Total automotive	525	374	352	150	67	53	16,738	—	18,259
Other
Pass	707	296	261	199	18	205	5,047	84	6,817
Special mention	—	—	394	280	186	76	226	32	1,194
Substandard	—	27	—	23	46	54	12	4	166
Doubtful	—	—	—	—	—	26	9	—	35
Total other	707	323	655	502	250	361	5,294	120	8,212
Commercial real estate
Pass	959	904	1,228	1,030	757	1,137	—	36	6,051
Special mention	6	51	69	57	35	3	—	—	221
Doubtful	—	—	1	—	—	1	—	—	2
Total commercial real estate	965	955	1,298	1,087	792	1,141	—	36	6,274
Total commercial	$2,197	$1,652	$2,305	$1,739	$1,109	$1,555	$22,032	$156	$32,745
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
December 31, 2025
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$18,339	$18,339
Other	—	—	70	70	10,239	10,309
Commercial real estate	—	—	3	3	7,663	7,666
Total commercial	$—	$—	$73	$73	$36,241	$36,314
December 31, 2024
Commercial
Commercial and industrial
Automotive	$5	$—	$—	$5	$18,254	$18,259
Other	35	—	—	35	8,177	8,212
Commercial real estate	1	—	1	2	6,272	6,274
Total commercial	$41	$—	$1	$42	$32,703	$32,745

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following tables present gross charge-offs of our finance receivables and loans for each portfolio class by origination year during the years ended December 31, 2025, and 2024, respectively. Refer to Note 1 for additional information on our charge-off policy.

	Origination year							Revolving loans converted to term
December 31, 2025 ($ in millions)	2025	2024	2023	2022	2021	2020 and prior	Revolving loans		Total
Consumer automotive	$168	$564	$747	$660	$318	$153	$—	$—	$2,610
Consumer mortgage (a)	—	—	—	1	1	1	—	—	3
Consumer other (b)	—	—	—	—	—	—	64	4	68
Total consumer	168	564	747	661	319	154	64	4	2,681
Commercial
Commercial and industrial
Automotive	—	—	—	—	1	—	1	—	2
Total commercial	—	—	—	—	1	—	1	—	2
Total finance receivables and loans	$168	$564	$747	$661	$320	$154	$65	$4	$2,683
(a)Excludes $5 million of write-downs from transfers to held-for-sale during the year ended December 31, 2025.
(b)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

	Origination year							Revolving loans converted to term
December 31, 2024 ($ in millions)	2024	2023	2022	2021	2020	2019 and prior	Revolving loans		Total
Consumer automotive (a)	$160	$779	$943	$510	$137	$152	$—	$—	$2,681
Consumer mortgage	—	—	—	1	—	1	—	—	2
Consumer other (b)	—	—	—	—	—	—	246	16	262
Total consumer	160	779	943	511	137	153	246	16	2,945
Commercial
Commercial and industrial
Automotive	—	—	—	—	—	1	2	—	3
Total commercial	—	—	—	—	—	1	2	—	3
Total finance receivables and loans	$160	$779	$943	$511	$137	$154	$248	$16	$2,948
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
(b)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Loan Modifications with Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans that were modified subsequent to origination during the years ended December 31, 2025, 2024, and 2023, respectively, for each portfolio segment, by modification type. For additional information on loan modification types in scope of this disclosure, refer to Note 1. The below tables exclude consumer mortgage finance receivables and loans currently enrolled in a trial modification program. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. If the borrower successfully completes the trial loan modification program, the contractual terms of the loan are updated and the modification is considered permanent. As of December 31, 2025, 2024, and 2023, there were $8 million, $4 million, and $5 million of consumer mortgage finance receivables and loans in a trial modification program, respectively.

	Payment extensions
Year ended December 31, 2025 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$652	$8	$—	$1	$661
Consumer mortgage	1	2	—	1	5	9
Total consumer	1	654	8	1	6	670
Commercial
Commercial and industrial
Automotive	—	—	—	11	—	11
Other	37	124	—	—	—	161
Commercial real estate	4	—	—	7	—	11
Total commercial	41	124	—	18	—	183
Total finance receivables and loans	$42	$778	$8	$19	$6	$853
(a)Represents 0.6% of total finance receivables and loans outstanding as of December 31, 2025.

	Payment extensions
Year ended December 31, 2024 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$418	$5	$—	$2	$425
Consumer mortgage	—	2	—	—	1	3
Consumer other (b)	—	—	—	16	—	16
Total consumer	—	420	5	16	3	444
Commercial
Commercial and industrial
Automotive	2	—	—	7	—	9
Other	—	168	—	—	14	182
Commercial real estate	—	—	—	—	1	1
Total commercial	2	168	—	7	15	192
Total finance receivables and loans	$2	$588	$5	$23	$18	$636
(a)Represents 0.5% of total finance receivables and loans outstanding as of December 31, 2024.
(b)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Payment extensions
Year ended December 31, 2023 ($ in millions)	Payment deferrals (a)	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (b)
Consumer automotive	$—	$234	$13	$—	$28	$275
Consumer mortgage	—	4	—	—	4	8
Consumer other (c)	—	—	—	13	—	13
Total consumer	—	238	13	13	32	296
Commercial
Commercial and industrial
Other	36	46	—	—	—	82
Total commercial	36	46	—	—	—	82
Total finance receivables and loans	$36	$284	$13	$13	$32	$378
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
(c)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
Total commitments to lend additional funds to borrowers whose loans were modified during the years ended December 31, 2025, and 2024, were $50 million and $39 million as of December 31, 2025, and 2024, respectively.
The following tables present the financial effect of loan modifications that occurred during the years ended December 31, 2025, 2024, and 2023, respectively.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b) (c)
Year ended December 31, 2025 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	34	$2	—%	—%	69	96	12.3%	8.6%
Consumer mortgage	190	—	2.9	2.6	295	441	3.7	2.4
Commercial
Commercial and industrial
Automotive	—	$—	12.5%	7.9%	—	—	—%	—%
Other	18	—	—	—	—	—	—	—
Commercial real estate	6	—	10.9	5.9	—	—	—	—
Total commercial	18	$—	11.9	7.1	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Some consumer mortgage combination loan modifications include deferrals of principal. The weighted average number of months deferred for these loans was 150 months.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b) (c)
Year ended December 31, 2024 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	30	$2	—%	—%	72	85	14.3%	12.0%
Consumer mortgage	176	—	—	—	305	449	4.1	3.1
Consumer other (d)	—	2	29.6	7.3	—	—	—	—
Commercial
Commercial and industrial
Automotive	6	$—	5.0%	3.0%	—	—	—%	—%
Other	37	—	—	—	4	60	5.5	4.3
Commercial real estate	—	—	—	—	84	93	11.0	6.0
Total commercial	36	$—	5.0	3.0	7	61	5.7	4.3
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Some consumer mortgage combination loan modifications include deferrals of principal. The weighted average number of months deferred for these loans was 325 months.
(d)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b) (c)
Year ended December 31, 2023 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	29	$3	—%	—%	74	86	10.3%	9.5%
Consumer mortgage	132	—	—	—	286	442	4.4	3.1
Consumer other (d)	—	—	30.0	8.0	—	—	—	—
Commercial
Commercial and industrial
Other (e)	15	$—	—%	—%	—	—	—%	—%
Total commercial	15	$—	—	—	—	—	—	—
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
(d)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
(e)Includes a commercial and industrial loan within our Corporate Finance operations that was also granted a three-month contractual maturity extension during the year ended December 31, 2023.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following tables present the subsequent performance of loans recorded at amortized cost basis, by portfolio segment and credit quality indicator, that were modified within the 12 months prior to December 31, 2025, 2024, and 2023, respectively.

December 31, 2025 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$519	$94	$31	$8	$652
Principal forgiveness	1	—	—	7	8
Combination	1	—	—	—	1
Total consumer automotive	521	94	31	15	661
Consumer mortgage
Payment deferrals	1	—	—	—	1
Contractual maturity extensions	2	—	—	—	2
Interest rate concessions	—	—	—	1	1
Combination	5	—	—	—	5
Total consumer mortgage	8	—	—	1	9
Total consumer	$529	$94	$31	$16	$670

December 31, 2025 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Automotive
Interest rate concessions	$—	$—	$11	$—	$11
Total automotive	—	—	11	—	11
Other
Payment deferrals	34	—	—	3	37
Contractual maturity extensions	25	59	27	13	124
Total other	59	59	27	16	161
Commercial real estate
Payment deferrals	—	3	—	1	4
Interest rate concessions	—	—	7	—	7
Total commercial real estate	—	3	7	1	11
Total commercial	$59	$62	$45	$17	$183

December 31, 2024 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$318	$68	$25	$7	$418
Principal forgiveness	—	—	—	5	5
Combination	2	—	—	—	2
Total consumer automotive	320	68	25	12	425
Consumer mortgage
Contractual maturity extensions	1	—	1	—	2
Combination	1	—	—	—	1
Total consumer mortgage	2	—	1	—	3
Consumer other (a)
Interest rate concessions	10	2	1	3	16
Total consumer other	10	2	1	3	16
Total consumer	$332	$70	$27	$15	$444
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

December 31, 2024 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Automotive
Payment deferrals	$—	$—	$2	$—	$2
Interest rate concessions	—	—	—	7	7
Total automotive	—	—	2	7	9
Other
Contractual maturity extensions	113	—	55	—	168
Combination	—	—	14	—	14
Total other	113	—	69	—	182
Commercial real estate
Combination	—	—	—	1	1
Total commercial real estate	—	—	—	1	1
Total commercial	$113	$—	$71	$8	$192

December 31, 2023 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$202	$24	$7	$1	$234
Principal forgiveness	7	1	—	5	13
Combination	25	2	—	1	28
Total consumer automotive	234	27	7	7	275
Consumer mortgage
Contractual maturity extensions	4	—	—	—	4
Combination	2	—	—	2	4
Total consumer mortgage	6	—	—	2	8
Consumer other (a)
Interest rate concessions	7	2	1	3	13
Total consumer other	7	2	1	3	13
Total consumer	$247	$29	$8	$12	$296
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

December 31, 2023 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Other
Payment deferrals (a)	$—	$—	$—	$36	$36
Contractual maturity extensions	34	7	5	—	46
Total commercial	$34	$7	$5	$36	$82
(a)Includes a commercial and industrial loan within our Corporate Finance operations that was also granted a three-month contractual maturity extension during the year ended December 31, 2023.
As of December 31, 2025, 2,210 consumer automotive loans with a total amortized cost basis of $53 million and 1 consumer mortgage loan with a total amortized cost basis of $1 million redefaulted within 12 months of modification, whereas 1,616 consumer automotive loans with a total amortized cost basis of $39 million redefaulted within 12 months of modification as of December 31, 2024. Additionally, as of December 31, 2023, 235 consumer automotive loans with a total amortized cost basis of $5 million and 1 consumer mortgage loan with a total amortized cost basis of $2 million redefaulted.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Geographic and Industry Concentrations
Consumer
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 25.8% and 26.0% of our total consumer finance receivables and loans at December 31, 2025, and December 31, 2024, respectively.
The following table shows the percentage of consumer automotive, consumer mortgage, and consumer other finance receivables and loans by state concentration based on amortized cost basis.

	2025 (a)			2024
December 31,	Consumer automotive	Consumer mortgage	Consumer other (b)	Consumer automotive	Consumer mortgage	Consumer other
California	8.3%	40.5%	—%	8.5%	39.9%	9.3%
Texas	13.6	7.1	—	13.5	7.2	7.8
Florida	9.1	6.2	—	9.3	6.2	9.1
North Carolina	4.8	1.8	—	4.6	1.9	3.0
Pennsylvania	4.5	2.2	—	4.5	2.1	4.1
Georgia	4.1	2.9	—	4.0	2.9	3.7
New York	4.0	1.8	—	3.8	1.9	5.4
New Jersey	3.2	2.5	—	3.3	2.5	3.5
Illinois	3.0	2.8	—	3.2	2.8	4.6
Ohio	3.2	0.4	—	3.3	0.4	4.5
Other United States	42.2	31.8	—	42.0	32.2	45.0
Total consumer loans	100.0%	100.0%	—%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at December 31, 2025.
(b)We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost basis.

December 31,	2025	2024
Florida	22.1%	16.0%
Texas	12.1	14.1
California	8.0	6.6
New York	7.9	5.4
Ohio	5.4	5.6
North Carolina	3.6	4.8
Michigan	3.4	4.1
Georgia	3.0	3.3
Illinois	2.4	2.6
Missouri	2.2	2.9
Other United States	29.9	34.6
Total commercial real estate finance receivables and loans	100.0%	100.0%
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost basis.

December 31,	2025	2024
Industry
Automotive	61.7%	64.4%
Services	12.4	9.0
Electronics	11.2	12.8
Other	14.7	13.8
Total commercial criticized finance receivables and loans	100.0%	100.0%
10.    Leasing
Ally as the Lessee
We have operating leases for certain of our corporate facilities, which have remaining lease terms of 4 months to 11 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend or terminate the lease. We do not include these term extensions or termination provisions in our estimates of the lease term if we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.
During the years ended December 31, 2025, and December 31, 2024, we paid $36 million and $35 million in cash for amounts included in the measurement of lease liabilities at December 31, 2025, and December 31, 2024, respectively. These amounts are included in net cash provided by operating activities in our Consolidated Statement of Cash Flows. During the years ended December 31, 2025, and December 31, 2024, we obtained $52 million and $34 million, respectively, of ROU assets in exchange for new lease liabilities. As of December 31, 2025, the weighted-average remaining lease term of our operating lease portfolio was 5 years, and the weighted-average discount rate was 3.66%, compared to 3 years and 3.32% as of December 31, 2024.
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of December 31, 2025, and that have noncancelable lease terms expiring after December 31, 2025.

Year ended December 31, ($ in millions)
2026	$38
2027	33
2028	26
2029	9
2030	8
2031 and thereafter	23
Total undiscounted cash flows	137
Difference between undiscounted cash flows and discounted cash flows	(13)
Total lease liability	$124
The following table details the components of total net operating lease expense.

Year ended December 31, ($ in millions)	2025	2024	2023
Operating lease expense	$32	$30	$29
Variable lease expense	5	4	5
Total lease expense, net (a)	$37	$34	$34
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
When we acquire a consumer operating lease, we assume ownership of the vehicle. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. When vehicles are not purchased by customers, the receiving dealer, or automotive manufacturer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value after adjusting for any OEM residual value guarantees. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value after adjusting for any OEM residual value guarantees resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Consolidated Statement of Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of December 31, 2025, and December 31, 2024, consumer operating leases with a carrying value, net of accumulated depreciation, of $3.4 billion and $1.9 billion, respectively, were covered by OEM residual value guarantees. Substantially all were covered under an OEM residual value guarantee of approximately 50% of the vehicles’ contract residual value at both December 31, 2025, and December 31, 2024.
The following table details our investment in operating leases.

Year ended December 31, ($ in millions)	2025	2024
Vehicles	$10,163	$9,519
Accumulated depreciation	(1,391)	(1,528)
Investment in operating leases, net	$8,772	$7,991
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after December 31, 2025.

Year ended December 31, ($ in millions)
2026	$1,445
2027	944
2028	351
2029	41
2030	2
Total lease payments from operating leases	$2,783
We recognized operating lease revenue of $1.5 billion, $1.4 billion, and $1.6 billion for the years ended December 31, 2025, 2024, and 2023, respectively. Depreciation expense on operating lease assets includes net remarketing gains and losses recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

Year ended December 31, ($ in millions)	2025	2024	2023
Depreciation expense on operating lease assets (excluding remarketing losses and (gains)) (a)	$909	$868	$1,051
Remarketing losses (gains), net	28	(132)	(211)
Net depreciation expense on operating lease assets	$937	$736	$840
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $22 million, $21 million, and $9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which consists of lease payment receivables, and is included in finance receivables and loans, net, on our Consolidated Balance Sheet, was $376 million and $496 million as of December 31, 2025, and December 31, 2024, respectively. Interest income on finance lease receivables was $35 million and $46 million for the years ended December 31, 2025, and 2024, respectively, and is included in interest and fees on finance receivables and loans in our Consolidated Statement of Income.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after December 31, 2025.

Year ended December 31, ($ in millions)
2026	$134
2027	118
2028	87
2029	59
2030	31
2031 and thereafter	11
Total undiscounted cash flows	440
Difference between undiscounted cash flows and discounted cash flows	(64)
Present value of lease payments recorded as lease receivable	$376
11.    Securitizations and Variable Interest Entities
Overview
We securitize, transfer, and service consumer automotive loans. We often securitize these loans (also referred to as financial assets) using SPEs. An SPE is a legal entity that is designed to fulfill a specified limited need of the sponsor. Our principal use of SPEs is to obtain liquidity by securitizing certain of our financial assets. SPEs are often VIEs and may or may not be included on our Consolidated Balance Sheet. Additionally, we opportunistically sell consumer automotive whole-loans to SPEs where we have a continuing involvement.
Securitizations
In executing a securitization, we typically sell pools of financial assets to a wholly owned, bankruptcy-remote SPE, which then transfers the financial assets to a separate, transaction-specific SPE for cash, and typically, other retained interests. The SPE is funded through the issuance of beneficial interests, which could take the form of notes or residual interests and can be sold to investors or retained by us. We hold retained beneficial interests in our securitizations including, but not limited to, retained notes, certificated residual interests, as well as certain noncertificated interests retained from the sale of automotive finance receivables. If sold, the beneficial interests only entitle the investors to specified cash flows generated from the underlying securitized assets. If retained, the interests provide credit enhancement to the SPE as they may absorb credit losses or other cash shortfalls and may represent a form of significant continuing economic interests. In addition to providing a source of liquidity and cost-efficient funding, securitizing these financial assets also reduces our credit exposure to the borrowers beyond any economic interest we may retain.
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
Other than our customary representation, warranty, and covenant provisions, these securitizations are nonrecourse to us, thereby transferring the risk of future credit losses to the extent the beneficial interests in the SPEs are held by third parties. Representation, warranty, and certain covenant provisions generally require us to repurchase assets or indemnify the investor or other party for incurred losses to the extent it is determined that the assets were ineligible or were otherwise defective at the time of sale, or otherwise not in compliance with the ongoing covenant obligations. We did not provide any noncontractual financial support to any of these entities during 2025, 2024, or 2023.
Variable Interest Entities
The VIEs included on our Consolidated Balance Sheet represent SPEs where we are deemed to be the primary beneficiary, primarily due to our servicing activities and our beneficial interests in the VIE that could be potentially significant. We determine whether we have a

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
potentially significant beneficial interest in the VIE based on the consideration of both qualitative and quantitative factors regarding the nature, size, and form of our involvement in the VIE. The third-party investors in the obligations of consolidated VIEs have legal recourse only to the assets of the VIEs and do not have such recourse to us, except for the customary representation, warranty, and covenant provisions. In addition, the cash flows from the assets are restricted only to pay such liabilities. Thus, our economic exposure to loss from outstanding third-party financing related to consolidated VIEs is limited to the carrying value of the consolidated VIE assets. Generally, all assets of consolidated VIEs are restricted for the beneficial interest holders. For additional information regarding our significant accounting policies for consolidated VIEs, refer to the Variable Interest Entities and Securitizations section of Note 1.
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
The pretax losses on sales of financial assets into nonconsolidated VIEs was $7 million during the year ended December 31, 2025, as compared to pretax gains of $3 million and $1 million during the years ended December 31, 2024, and 2023, respectively. For additional information regarding our significant accounting policies for nonconsolidated VIEs, refer to the Variable Interest Entities and Securitizations section of Note 1.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents our involvement in consolidated and nonconsolidated VIEs in which we hold variable interests. We have excluded certain transactions with nonconsolidated entities from the balances presented in the table below, where our only continuing involvement relates to financial interests obtained through the ordinary course of business, primarily from lending and investing arrangements. For additional detail related to the assets and liabilities of consolidated variable interest entities, refer to our Consolidated Balance Sheet.

December 31, ($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
2025
On‑balance sheet variable interest entities
Consumer automotive	$12,149	(b)	$1,619	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	53	(e)	—		3,192	3,245	(f)
Commercial other	2,822	(g)	820	(h)	—	3,690	(i)
Total	$15,024		$2,439		$3,192	$6,935
2024
On-balance sheet variable interest entities
Consumer automotive	$12,821	(b)	$1,683	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	92	(e)	—		2,885	2,977	(f)
Consumer other (j)	—		—		86	86
Commercial other	2,768	(g)	1,022	(h)	—	3,482	(i)
Total	$15,681		$2,705		$2,971	$6,545
(a)Represents the current unpaid principal balance of outstanding consumer automotive and credit card finance receivables and loans within the VIEs.
(b)Includes $8.9 billion and $8.2 billion of assets that were not encumbered by VIE beneficial interests held by third parties at December 31, 2025, and December 31, 2024, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $137 million and $118 million of liabilities that were not obligations to third-party beneficial interest holders at December 31, 2025, and December 31, 2024, respectively.
(d)Includes activity where we sell loans through a pass-through program to a third party.
(e)Represents retained notes and certificated residual interests, of which $50 million and $88 million were classified as held-to-maturity securities at December 31, 2025, and December 31, 2024, respectively, and $3 million and $4 million were classified as other assets at December 31, 2025, and December 31, 2024, respectively. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations.
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
(g)Amounts are classified as other assets except for $56 million and $50 million classified as equity securities at December 31, 2025, and December 31, 2024, respectively.
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
(j)Includes balances from Ally Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the years ended December 31, 2025, 2024, and 2023. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

Year ended December 31, ($ in millions)	2025	2024	2023
Consumer automotive
Cash proceeds from transfers completed during the period	$1,420	$1,594	$1,131
Servicing fees	62	58	19
Cash flows received on retained interests in securitization entities	42	54	4
Other cash flows received	4	2	1
Cash disbursements for repurchases during the period	1	1	—
Consumer other (a)
Cash proceeds from transfers completed during the period	8	46	117
Servicing fees	1	6	8
(a)Includes activity from Ally Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
Delinquencies and Net Credit Losses
The following tables present quantitative information about off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
December 31, ($ in millions)	2025	2024	2025	2024
Off-balance-sheet securitization entities
Consumer automotive	$1,002	$1,730	$18	$22
Whole-loan sales (a)
Consumer automotive	2,190	1,155	143	83
Consumer other (b)	—	86	—	10
Total	$3,192	$2,971	$161	$115
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.
(b)Includes balances related to Ally Credit Card at December 31, 2024. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

	Net credit losses
Year ended December 31, ($ in millions)	2025	2024
Off-balance-sheet securitization entities
Consumer automotive	$17	$20
Whole-loan sales (a)
Consumer automotive	104	79
Consumer other (b)	7	36
Total	$128	$135
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.
(b)Includes activity from Ally Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.
Affordable Housing Investments
We have investments in various limited partnerships that sponsor affordable housing projects, which meet the definition of a VIE. The purpose of these investments is to achieve a satisfactory return on capital through the receipt of LIHTC and to assist us in achieving goals associated with the CRA. Our affordable housing investments are accounted for using the proportional amortization method of accounting, which recognizes the amortized cost basis of the investment as a component of income tax expense. Refer to Note 13 for more information on our proportional amortization investments.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
12.    Premiums Receivable and Other Insurance Assets
Premiums receivable and other insurance assets consisted of the following.

December 31, ($ in millions)	2025	2024
Prepaid reinsurance premiums	$644	$594
Reinsurance recoverable on unpaid losses	69	60
Reinsurance recoverable on paid losses	37	44
Premiums receivable	223	206
Deferred policy and service contract acquisition costs	1,871	1,886
Total premiums receivable and other insurance assets	$2,844	$2,790
13.    Other Assets
The components of other assets were as follows.

December 31, ($ in millions)	2025	2024
Property and equipment at cost	$2,280	$2,226
Accumulated depreciation	(1,130)	(973)
Net property and equipment	1,150	1,253
Net deferred tax assets	2,334	1,916
Proportional amortization investments (a) (b)	2,094	2,131
Restricted cash and cash equivalents (c)	1,543	788
Accrued interest, fees, and rent receivables (d)	941	929
Nonmarketable equity investments	922	789
Equity-method investments (e)	715	632
Other accounts receivable	403	312
Restricted cash held for securitization trusts (f)	236	300
Goodwill	190	551
Operating lease right-of-use assets	109	92
Net intangible assets	—	54
Other assets	986	913
Total other assets	$11,623	$10,660
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments. Refer to Note 1 for additional information.
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
The following table summarizes information about our proportional amortization investments.

Year ended December 31, ($ in millions)	2025	2024	2023
Tax credits and other tax benefits from proportional amortization investments (a) (b)	$302	$251	$200
Investment amortization expense recognized as a component of income tax expense (a)	237	203	157
Net benefit from proportional amortization investments (a)	$65	$48	$43
(a)Amounts are included within income tax expense from continuing operations on our Consolidated Statement of Income and as a component of operating activities within deferred income taxes, other assets, and other liabilities on our Consolidated Statement of Cash Flows.
(b)There were no impairment losses recognized during the years ended December 31, 2025, 2024, and 2023, resulting from the forfeiture or ineligibility of tax credits or other circumstances.
Our proportional amortization investments were $2.1 billion at both December 31, 2025, and December 31, 2024, and are included within other assets on our Consolidated Balance Sheet. Unfunded commitments to provide additional capital to proportional amortization investments were $819 million and $1.0 billion at December 31, 2025, and December 31, 2024, respectively, and are included within accrued expenses and other liabilities on our Consolidated Balance Sheet. Substantially all of the unfunded commitments at December 31, 2025, are expected to be paid out within the next five years.
The total carrying value of the nonmarketable equity investments held at December 31, 2025, and December 31, 2024, including cumulative unrealized gains and losses, was as follows.

December 31, ($ in millions)	2025	2024
FRB stock	$452	$440
FHLB stock	359	258
Equity investments without a readily determinable fair value
Cost basis	94	74
Adjustments
Upward adjustments	57	53
Downward adjustments (including impairment)	(40)	(36)
Carrying amount, equity investments without a readily determinable fair value	111	91
Nonmarketable equity investments	$922	$789
During the years ended December 31, 2025, and 2024, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of December 31, 2025, and 2024, were as follows.

Year ended December 31, ($ in millions)	2025	2024
Upward adjustments	$3	$2
Downward adjustments (including impairment) (a)	$(4)	$(15)
(a)No impairment on FHLB and FRB stock was recognized during both years ended December 31, 2025, and 2024.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2023	$20	$27	$622	$669
Goodwill impairment	—	—	(118)	(118)
Goodwill at December 31, 2024	$20	$27	$504	$551
Goodwill impairment	—	—	(305)	(305)
Transfer to assets of operations held-for-sale (b)	—	—	(56)	(56)
Goodwill at December 31, 2025	$20	$27	$143	$190
(a)Includes $143 million of goodwill associated with Ally Invest at both December 31, 2025, and December 31, 2024, and $361 million of goodwill associated with Ally Credit Card at December 31, 2024.
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
During the year ended December 31, 2025, we recognized a $305 million goodwill impairment charge at Corporate and Other related to the transfer of Ally Credit Card to held-for-sale on the Consolidated Balance Sheet. Subsequent to the impairment charge, the goodwill balance of $56 million was transferred to assets of operations held-for-sale on the Consolidated Balance Sheet. We closed the sale of Ally Credit Card on April 1, 2025. For additional information, refer to Note 2.
The net carrying value of intangible assets by class was as follows.

	2025			2024
December 31, ($ in millions)	Gross intangible assets	Accumulated amortization	Net carrying value	Gross intangible assets	Accumulated amortization	Net carrying value
Technology	$39	$(39)	$—	$117	$(77)	$40
Customer lists	41	(41)	—	41	(41)	—
Purchased credit card relationships	—	—	—	25	(11)	14
Trademarks	—	—	—	2	(2)	—
Total intangible assets	$80	$(80)	$—	$185	$(131)	$54
14.    Deposit Liabilities
Deposit liabilities consisted of the following.

December 31, ($ in millions)	2025	2024
Noninterest-bearing deposits	$125	$131
Interest-bearing deposits
Savings, money market, and spending accounts	109,214	104,201
Certificates of deposit	42,310	47,242
Total deposit liabilities	$151,649	$151,574
At December 31, 2025, and December 31, 2024, certificates of deposit included $6.2 billion and $6.8 billion, respectively, of those in denominations in excess of $250 thousand.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents the scheduled maturity of total certificates of deposit at December 31, 2025.

($ in millions)
Due in 2026	$34,764
Due in 2027	4,286
Due in 2028	2,203
Due in 2029	850
Due in 2030	207
Total certificates of deposit (a)	$42,310
(a)Includes $6.2 billion of certificates of deposit that are estimated to be uninsured. In some instances, certificates of deposits in excess of federal insurance limits may be insured based upon the number of account owners, beneficiaries, and accounts held.
15.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	2025			2024
December 31, ($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$4,150	$4,150	$—	$1,625	$1,625
Securities sold under agreements to repurchase	—	545	545	—	—	—
Total short-term borrowings	$—	$4,695	$4,695	$—	$1,625	$1,625
Weighted average interest rate (b)			4.0%			4.7%
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
(b)Based on the debt outstanding and the interest rate at December 31, of each year.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of December 31, 2025, the securities sold under agreements to repurchase consisted of $462 million in U.S. Treasury securities and $83 million in agency mortgage backed residential debt securities, of which $462 million in repurchase agreements were set to mature within 30 days, and the remaining $83 million of repurchase agreements are set to mature within 31 to 60 days.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess fair value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. As of December 31, 2025, we placed cash collateral of $1 million related to repurchase agreements.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Long-Term Debt
The following tables present the composition of our long-term debt portfolio.

December 31, ($ in millions)	Amount	Interest rate	Weighted average stated interest rate (a)	Due date range
2025
Unsecured debt
Fixed rate (b)	$9,933
Hedge basis adjustments (c)	79
Total unsecured debt	10,012	1.15–8.00%	6.35%	2026–2040
Secured debt
Fixed rate	7,010
Variable rate (d)	48
Total secured debt (e) (f)	7,058	3.19–12.75%	4.37%	2026–2033
Total long-term debt	$17,070
2024
Unsecured debt
Fixed rate (b)	$10,974
Hedge basis adjustments (c)	88
Total unsecured debt	11,062	1.15–8.00%	6.25%	2025–2040
Secured debt
Fixed rate	6,358
Variable rate (d)	75
Total secured debt (e) (f)	6,433	1.96–12.75%	4.32%	2025–2032
Total long-term debt	$17,495
(a)Based on the debt outstanding and the interest rate at December 31 of each year excluding any impacts of interest rate hedges.
(b)Includes subordinated debt of $1.0 billion and $2.0 billion at December 31, 2025, and 2024, respectively.
(c)Represents the basis adjustment associated with the application of hedge accounting on certain of our long-term debt positions. Refer to Note 21 for additional information.
(d)Represents long-term debt that does not have a stated interest rate.
(e)Includes $1.5 billion and $1.6 billion of VIE secured debt at December 31, 2025, and 2024, respectively.
(f)Includes advances from the FHLB of Pittsburgh of $4.2 billion at both December 31, 2025, and 2024.

	2025			2024
December 31, ($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$—	$2,659	$2,659	$2,408	$2,411	$4,819
Due after one year	10,012	4,399	14,411	8,654	4,022	12,676
Total long-term debt	$10,012	$7,058	$17,070	$11,062	$6,433	$17,495
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 21 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents the scheduled remaining maturity of long-term debt at December 31, 2025, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2026	2027	2028	2029	2030	2031 and thereafter	Total
Unsecured
Long-term debt	$82	$1,620	$896	$1,778	$793	$5,532	$10,701
Original issue discount	(82)	(95)	(107)	(123)	(143)	(139)	(689)
Total unsecured	—	1,525	789	1,655	650	5,393	10,012
Secured
Long-term debt	2,659	2,422	1,636	253	66	22	7,058
Total long-term debt	$2,659	$3,947	$2,425	$1,908	$716	$5,415	$17,070
The following table summarizes assets restricted as collateral for the payment of the related debt obligation.

December 31, ($ in millions)	2025	2024
Consumer automotive finance receivables	$36,807	$38,316
Consumer mortgage finance receivables	15,604	17,269
Commercial finance receivables	7,686	6,297
Investment securities (amortized cost basis of $3,114 and $2,822) (a)	3,292	2,946
Other assets (b)	1,381	669
Total assets restricted as collateral (c) (d)	$64,770	$65,497
Secured debt (e)	$11,753	$8,058
(a)A portion of the restricted investment securities at December 31, 2025, was restricted under repurchase agreements. Refer to the section above titled Short-Term Borrowings for information on the repurchase agreements.
(b)Includes the collateral accounts restricted for the payment of credit-linked notes recorded within restricted cash and cash equivalents. Excludes restricted cash and cash reserves for securitization trusts. Refer to Note 13 and Note 20 for additional information.
(c)All restricted assets are those of Ally Bank.
(d)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $26.0 billion and $26.5 billion at December 31, 2025, and December 31, 2024, respectively. These assets were primarily composed of consumer mortgage finance receivables and loans as well as mortgage-backed securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $33.7 billion and $33.8 billion at December 31, 2025, and December 31, 2024, respectively. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(e)Includes $4.7 billion and $1.6 billion of short-term borrowings at December 31, 2025, and December 31, 2024, respectively.
16.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

December 31, ($ in millions)	2025	2024
Unfunded commitments for proportional amortization investments (a)	$819	$1,019
Accounts payable	420	505
Employee compensation and benefits	417	424
Reserves for insurance losses and loss adjustment expenses (b)	233	189
Deferred revenue	141	122
Operating lease liabilities	124	111
Other liabilities	551	444
Total accrued expenses and other liabilities (c)	$2,705	$2,814
(a)Primarily relates to unfunded commitments for investments in qualified affordable housing projects.
(b)Refer to Note 6 for further information.
(c)We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 for additional information.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
17.    Equity
Common Stock
The following table presents changes in the number of shares issued and outstanding.

(shares in thousands) (a)	2025	2024	2023
Common stock
Total issued at January 1,	515,778	511,861	507,683
New issuances
Employee benefits and compensation plans	4,578	3,916	4,179
Total issued at December 31,	520,356	515,778	511,861
Treasury balance at January 1,	(210,390)	(209,402)	(208,358)
Repurchase of common stock (b)	(1,473)	(988)	(1,044)
Total treasury stock at December 31,	(211,863)	(210,390)	(209,402)
Total outstanding at December 31,	308,493	305,388	302,459
(a)Figures in the table may not recalculate exactly due to rounding. Number of shares issued, in treasury, and outstanding are calculated based on unrounded numbers.
(b)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans. Refer to the section titled Capital Planning and Stress Tests in Note 20 for additional information regarding our common share repurchase program.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
The following table summarizes information about our preferred stock.

December 31,	2025	2024
Series B preferred stock (a)
Issuance date	April 22, 2021	April 22, 2021
Carrying value ($ in millions)	$1,335	$1,335
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,350,000	1,350,000
Number of shares issued and outstanding	1,350,000	1,350,000
Dividend/coupon
Prior to May 15, 2026	4.700%	4.700%
On and after May 15, 2026	Five Year Treasury + 3.868%	Five Year Treasury + 3.868%
Series C preferred stock (a)
Issuance date	June 2, 2021	June 2, 2021
Carrying value ($ in millions)	$989	$989
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,000,000	1,000,000
Number of shares issued and outstanding	1,000,000	1,000,000
Dividend/coupon
Prior to May 15, 2028	4.700%	4.700%
On and after May 15, 2028	Seven Year Treasury + 3.481%	Seven Year Treasury + 3.481%
(a)We may, at our option, redeem the Series B and Series C shares on any dividend payment date on or after May 15, 2026, or May 15, 2028, respectively, or at any time within 90 days following a regulatory event that precludes the instruments from being included in additional Tier 1 capital.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
18.    Accumulated Other Comprehensive Loss
The following table presents changes, net of tax, in each component of accumulated other comprehensive loss.

	Investment securities (a)
($ in millions)	Available- for-sale securities (b)	Held-to-maturity securities	Translation adjustments and net investment hedges (c)	Cash flow hedges (c)	Accumulated other comprehensive loss
Balance at January 1, 2023	$(4,095)	$—	$18	$18	$(4,059)
Net change	949	(682)	3	(27)	243
Balance at December 31, 2023	(3,146)	(682)	21	(9)	(3,816)
Net change	(161)	66	(1)	(12)	(108)
Balance at December 31, 2024	(3,307)	(616)	20	(21)	(3,924)
Net change	1,047	65	3	23	1,138
Balance at December 31, 2025	$(2,260)	$(551)	$23	$2	$(2,786)
(a)Includes securities transferred from available-for-sale to held-to-maturity during 2023.
(b)Represents the after-tax difference between the fair value and amortized cost basis of our available-for-sale securities portfolio. Refer to Note 8 for additional information.
(c)For additional information on derivative instruments and hedging activities, refer to Note 21.
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Year ended December 31, 2025 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized gains arising during the period	$880		$(207)		$673
Less: Net realized losses reclassified to income from continuing operations	(491)	(a)	117	(b)	(374)
Net change	1,371		(324)		1,047
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(84)	(c)	19	(b)	(65)
Translation adjustments
Net unrealized gains arising during the period	10		(2)		8
Net investment hedges (d)
Net unrealized losses arising during the period	(6)		1		(5)
Cash flow hedges (d)
Net unrealized losses arising during the period	(2)		—		(2)
Less: Net realized losses reclassified to income from continuing operations	(32)	(e)	7	(b)	(25)
Net change	30		(7)		23
Other comprehensive income	$1,489		$(351)		$1,138
(a)Includes losses reclassified to other (loss) gain on investments, net, in our Consolidated Statement of Income related to the balance sheet repositioning of our available-for-sale securities portfolio. Refer to Note 8 for additional information.
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
(a)Includes gains reclassified to other (loss) gain on investments, net, in our Consolidated Statement of Income.
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
(a)Includes unrealized losses on securities transferred from available-for-sale to held-to-maturity during 2023.
(b)Includes gains reclassified to other (loss) gain on investments, net in our Consolidated Statement of Income.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
19.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

Year ended December 31, ($ in millions, except per share data; shares in thousands) (a)	2025	2024	2023
Net income from continuing operations	$852	$669	$959
Preferred stock dividends — Series B	(63)	(63)	(63)
Preferred stock dividends — Series C	(47)	(47)	(47)
Net income from continuing operations attributable to common shareholders	$742	$559	$849
Loss from discontinued operations, net of tax	—	(1)	(2)
Net income attributable to common shareholders	$742	$558	$847
Basic weighted-average common shares outstanding (b)	310,015	306,913	303,751
Diluted weighted-average common shares outstanding (b)	313,043	310,160	305,135
Basic earnings per common share
Net income from continuing operations	$2.39	$1.82	$2.79
Loss from discontinued operations, net of tax	—	—	(0.01)
Net income	$2.39	$1.82	$2.79
Diluted earnings per common share
Net income from continuing operations	$2.37	$1.80	$2.78
Loss from discontinued operations, net of tax	—	—	(0.01)
Net income	$2.37	$1.80	$2.77
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and share repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm, like Ally, is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of December 31, 2025, the stress capital buffer requirement for Ally was 2.6%. Refer to the discussion below regarding a rule proposed by the FRB that would make certain changes to the methodology for determining the stress capital buffer requirement.
Ally and Ally Bank are currently subject to the U.S. Basel III standardized approach for credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not currently subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. Since Ally and Ally Bank are currently not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income and loss from regulatory capital. As of December 31, 2025, and December 31, 2024, Ally had $2.8 billion and $3.9 billion, respectively, of accumulated other comprehensive loss, net of applicable income taxes, that was excluded from Common Equity Tier 1 capital. Refer to the discussion below about rules proposed by the U.S. banking agencies in 2023 that would require us to recognize all components of accumulated other comprehensive income and loss in regulatory capital, except gains and losses on cash-flow hedges where the hedged items are not recognized on our balance sheet at fair value. Refer also to Note 18 for additional details about our accumulated other comprehensive loss.
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
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both December 31, 2025, and December 31, 2024, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
Under FDICIA and the PCA framework, IDIs such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Our brokered deposits totaled $6.7 billion at December 31, 2025, which represented 4.4% of total deposit liabilities.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes our capital ratios under U.S. Basel III.

	December 31, 2025		December 31, 2024		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,629	10.23%	$15,058	9.82%	4.50%	(b)
Ally Bank	17,853	12.50	17,229	11.94	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,885	11.70%	$17,324	11.30%	6.00%	6.00%
Ally Bank	17,853	12.50	17,229	11.94	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$20,731	13.56%	$20,182	13.16%	8.00%	10.00%
Ally Bank	19,659	13.77	19,052	13.21	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$17,885	9.25%	$17,324	8.92%	4.00%	(b)
Ally Bank	17,853	9.82	17,229	9.40	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally was required to maintain a minimum capital conservation buffer of 2.6% at both December 31, 2025, and December 31, 2024, and Ally Bank was required to maintain a minimum capital conservation buffer of 2.5% at both December 31, 2025, and December 31, 2024.
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
In July 2023, the U.S. banking agencies issued a proposed rule to customize and implement revisions to the global Basel III capital framework that were approved by the Basel Committee in December 2017. Among other things, the proposed rule would require the recognition in regulatory capital of most elements of accumulated other comprehensive income and loss and the application of deductions, limitations, and criteria for specified capital investments, minority interests, and TLAC holdings. As proposed, the phase-in of accumulated other comprehensive income and loss would be expected to significantly affect our levels of regulatory capital. While we believe that this would be manageable, we also anticipate that our levels of regulatory capital would need to be gradually increased in advance of and during any transition period. However, the federal banking regulators have subsequently indicated that they expect to issue a revised proposal, the timing and contents of which are uncertain.
In August 2023, the U.S. banking agencies issued a proposed rule that would require Category II, III, and IV firms, their large consolidated IDI subsidiaries, and other institutions to issue and maintain minimum amounts of eligible long-term debt. Due to the current structure and amount of debt instruments issued by Ally and Ally Bank, we expect the long-term debt rule, if finalized substantially as proposed, to significantly affect us.
In April 2025, the FRB issued a proposed rule that would modify certain aspects of its supervisory stress tests. Under the proposed rule, the stress capital buffer requirement for Category I–III firms subject to the capital plan rule would be calculated using a methodology that averages results from each of the prior two consecutive annual supervisory stress tests. For Category IV firms subject to the capital plan rule, like Ally, the stress capital buffer requirement would be determined under this two-year averaging methodology only if they choose or are otherwise required to be subject to consecutive supervisory stress tests. According to the FRB, this change is intended to reduce the volatility of a firm’s regulatory capital requirement inherent in the current approach of using the results from only the most recent supervisory stress test. Additionally, to provide firms additional time to adjust to their new regulatory capital requirements, the proposal would delay the annual effective date of a firm’s updated stress capital buffer requirement from October 1 to January 1 of the following year. The proposed rule would have been effective beginning with the stress capital buffer requirement from the 2025 supervisory stress test, which would have been calculated as the average of the stress capital decline components from the 2024 and 2025 supervisory stress tests for applicable firms.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
In October 2025, the FRB issued proposals to enhance the transparency and public accountability of its annual stress test, which is used to set the stress capital buffers for large BHCs, including Ally. The proposals request comment on several elements of the stress test, including the models and scenarios used; an enhanced disclosure process for the scenarios and material model changes in future stress test cycles; modifications to reporting forms; and an adjusted timeline for the annual process to accommodate a comment period for scenarios and material model changes.
In February 2026, the FRB issued final stress test scenarios for the 2026 supervisory stress test, and announced it intends to maintain stress capital buffer requirements at their current level until 2027 when new requirements can be calculated based on models that take public feedback into consideration. Whether and when final rules related to these stress-testing proposals may be adopted and take effect, as well as what changes to the proposed rules may be reflected in any such final rules, remain unclear.
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
We received an updated preliminary stress capital buffer requirement based on our 2023 capital plan submission from the FRB in June 2023 that remained unchanged at 2.5%. The 2.5% stress capital buffer requirement was finalized in July 2023 and became effective in October 2023. We submitted our 2024 capital plan to the FRB in April 2024, and received an updated preliminary stress capital buffer requirement from the FRB in June 2024 of 2.6%. The updated 2.6% stress capital buffer requirement was finalized in August 2024, and became effective in October 2024. We submitted our 2025 capital plan to the FRB in April 2025, and received in June 2025 an updated preliminary stress capital buffer requirement that remained unchanged at 2.6%. The 2.6% stress capital buffer requirement was finalized in August 2025, and became effective in October 2025. Under the capital plan rule, our 2026 capital plan must be submitted to the FRB by April 5, 2026, and will be reviewed by the FRB in consideration of Ally’s 2026 supervisory stress test results.
In February 2023 and December 2024, we accessed the unsecured debt capital markets each time issuing $500 million of additional subordinated notes, which qualify as Tier 2 capital for Ally under U.S. Basel III. During the years ended December 31, 2025, and 2024, we accessed the debt capital markets and issued an aggregate of $1.1 billion and $770 million, respectively, of credit-linked notes based on combined reference portfolios of $10.0 billion and $7.0 billion of consumer automotive loans. The proceeds from these credit-linked notes issuances constitute prefunded credit protection for mezzanine tranches of the respective reference portfolio and are recognized as restricted cash and cash equivalents in other assets on our Consolidated Balance Sheet. These transactions are structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure, which recognizes the credit risk mitigation benefits and generally provides lower risk weights relative to those assigned to consumer automotive loans that are not securitized. As of December 31, 2025, and 2024, $12.1 billion and $5.9 billion, respectively, of our consumer automotive loans and related exposures were included as reference assets in these credit-linked notes transactions.
On December 9, 2025, our Board authorized a share repurchase program, permitting us to repurchase up to $2.0 billion of our common stock under a multi-year program without a set expiration date. Since the commencement of our initial share repurchase program in the third quarter of 2016, we have reduced the number of outstanding shares of our common stock by 36%, from 484 million as of June 30, 2016, to 308 million as of December 31, 2025. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB and any changes to capital, liquidity, and other regulatory requirements that may be proposed or adopted by the U.S. banking agencies), Ally’s financial and operational performance, alternative uses of capital, the trading price of Ally’s common stock, and general market conditions. The share repurchase program does not obligate Ally to acquire a specific dollar amount or number of shares, and may be extended, modified, or discontinued at any time.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents information related to our common stock and distributions to our common shareholders.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2024
First quarter	$29	781	302,459	303,978	$0.30
Second quarter	1	13	303,978	304,656	0.30
Third quarter	1	27	304,656	304,715	0.30
Fourth quarter	7	167	304,715	305,388	0.30
2025
First quarter	$34	877	305,388	307,152	$0.30
Second quarter	1	27	307,152	307,787	0.30
Third quarter	1	25	307,787	307,828	0.30
Fourth quarter	23	543	307,828	308,493	0.30
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)On January 19, 2026, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend was paid on February 17, 2026, to shareholders of record at the close of business on February 2, 2026.
Depository Institutions
Ally Bank is a member of the Federal Reserve System and is subject to regulation, supervision, and examination by the FRB, the UDFI, the FDIC, and the CFPB. Ally Bank is an insured depository institution and, as such, is required to file periodic reports with the FDIC about its financial condition. Total assets of Ally Bank were $184.6 billion and $181.4 billion at December 31, 2025, and 2024, respectively. Federal and Utah law place a number of conditions, limits, and other restrictions on dividends and other capital distributions that may be paid by Ally Bank to IB Finance and thus indirectly to Ally. Dividends or other distributions made by Ally Bank indirectly to Ally were $1.2 billion in both 2025 and 2024.
Under rules of the FDIC, Ally Bank is required to periodically submit to the FDIC a resolution plan that would enable the FDIC, as receiver, to resolve Ally Bank in the event of its insolvency under the FDI Act in a manner that ensures that depositors receive access to their insured deposits within one business day of Ally Bank’s failure (two business days if the failure occurs on a day other than Friday), maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by creditors in the resolution. In June 2024, the FDIC issued a final rule that requires each CIDI with $100 billion or more in total assets, like Ally Bank, to periodically submit resolution plans (commonly known as living wills) that are designed to enable the FDIC as receiver to resolve the bank in a timely and orderly manner under the FDI Act in the event of its insolvency. The final rule became effective on October 1, 2024. Ally Bank submitted its first interim supplement under the new rule on June 23, 2025, and its first full resolution submission is due by July 1, 2026. If the FDIC determines that the resolution plan is not credible and deficiencies are not adequately remediated in a timely manner, the FDIC may take formal or informal supervisory actions against us.
Insurance Companies
Some of our insurance operations—including in the United States, Canada, and Bermuda—are subject to certain minimum aggregate capital requirements, net asset and dividend restrictions, and rules and regulations promulgated by various U.S. and foreign regulatory agencies. Under state and foreign insurance laws, dividend distributions may be made only from statutory unassigned surplus with approvals required from applicable regulatory authorities for dividends in excess of statutory limitations. At December 31, 2025, the maximum dividend that could be paid by the U.S. insurance subsidiaries over the next 12 months without prior statutory approval was $112 million.
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
We have the ability to execute economic hedges, which could consist of interest rate swaps, forwards, and options to mitigate interest rate risk.
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
We execute certain OTC derivatives, such as interest rate options, using bilateral agreements with financial counterparties. Bilateral agreements generally require both parties to post collateral in the event the fair values of the derivative financial instruments meet posting thresholds established under the agreements. If either party defaults on the obligation, the secured party may seize the collateral. Payments related to the exchange of collateral for OTC derivatives are recognized as collateral.
We also execute certain derivatives, such as interest rate swaps, with clearinghouses, which require us to post and receive collateral. For these clearinghouse derivatives, these payments are recognized as settlements rather than collateral.
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the years ended December 31, 2025, 2024, or 2023.
We placed cash and noncash collateral with counterparties totaling $4 million and $328 million, respectively, supporting our derivative positions at December 31, 2025, compared to $414 million of noncash collateral at December 31, 2024. These amounts include noncash collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Consolidated Balance Sheet in other assets. We granted our counterparties the right to sell or pledge the noncash collateral.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
We received cash collateral from counterparties totaling $11 million at December 31, 2024. These amounts exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Consolidated Balance Sheet in accrued expenses and other liabilities.
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

	2025			2024
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
December 31, ($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$23,257	$—	$—	$33,300
Purchased options	—	—	3,450	2	—	6,150
Foreign exchange contracts
Forwards	—	4	199	8	—	170
Total derivatives designated as accounting hedges	—	4	26,906	10	—	39,620
Derivatives not designated as accounting hedges
Interest rate contracts
Forwards	—	—	—	—	—	109
Written options	—	—	—	1	—	63
Total interest rate risk	—	—	—	1	—	172
Foreign exchange contracts
Forwards	—	—	71	1	—	47
Total foreign exchange risk	—	—	71	1	—	47
Credit contracts
Credit-linked note derivatives	—	—	1,381	—	—	669
Other credit derivatives (a)	—	—	n/a	—	4	n/a
Total credit risk	—	—	1,381	—	4	669
Total derivatives not designated as accounting hedges	—	—	1,452	2	4	888
Total derivatives	$—	$4	$28,358	$12	$4	$40,508
n/a = not applicable
(a)The maximum potential amount of undiscounted future payments that could be required under these credit derivatives was $10 million as of December 31, 2024.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table presents amounts recorded on our Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
December 31, ($ in millions)	2025	2024	2025	2024	2025	2024
Assets
Available-for-sale securities (b)	$15,240	$15,194	$7	$(248)	$(54)	$(132)
Finance receivables and loans, net (c)	27,808	34,493	7	(51)	1	(10)
Liabilities
Long-term debt	$3,378	$5,987	$79	$88	$79	$88
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include the amortized cost basis and unallocated basis adjustments of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2025, and December 31, 2024, the amortized cost basis and unallocated basis adjustments of the closed portfolios used in these hedging relationships was $13.7 billion and $13.9 billion, respectively, of which $13.4 billion and $13.6 billion, respectively, represents the amortized cost basis and unallocated basis adjustments of closed portfolios designated in an active hedge relationship. At December 31, 2025, and December 31, 2024, the total cumulative basis adjustments associated with these hedging relationships was a $8 million liability and a $209 million liability, respectively, of which the portion related to discontinued hedging relationships was a $54 million liability and a $103 million liability, respectively. At December 31, 2025, and December 31, 2024, the notional amounts of the designated hedged items were $11.0 billion and $12.0 billion, respectively, with cumulative basis adjustments of a $46 million asset and a $106 million liability, respectively, which would be allocated across the entire remaining closed pool upon dedesignation of the hedge relationship. Refer to Note 8 for a reconciliation of the amortized cost basis and fair value of available-for-sale securities.
(c)These amounts include the carrying value of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At December 31, 2025, and December 31, 2024, the carrying value of the closed portfolios used in these hedging relationships was $27.8 billion and $34.5 billion, respectively, of which $21.8 billion and $33.4 billion, respectively, represents the carrying value of closed portfolios designated in an active hedge relationship. At December 31, 2025, and December 31, 2024, the total cumulative basis adjustments associated with these hedging relationships was a $7 million asset and $51 million liability, respectively, of which the portion related to discontinued hedging relationships was a $1 million asset and a $10 million liability. At December 31, 2025, and December 31, 2024, the notional amounts of the designated hedged items were $10.8 billion and $20.1 billion, respectively, with cumulative basis adjustments of a $6 million asset and a $41 million liability, respectively, which would be allocated across the entire remaining closed pool upon dedesignation of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Consolidated Statement of Income.

Year ended December 31, ($ in millions)	2025	2024	2023
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$1	$20	$18
Other income, net of losses	—	—	(1)
Total interest rate contracts	1	20	17
Foreign exchange contracts
Other operating expenses	(1)	3	—
Total foreign exchange contracts	(1)	3	—
Credit contracts
Other income, net of losses	—	1	(5)
Total credit contracts	—	1	(5)
Equity contracts
Other income, net of losses	(1)	3	(11)
Total equity contracts	(1)	3	(11)
Total (loss) gain recognized in earnings	$(1)	$27	$1

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Consolidated Statement of Income.

	Interest and fees on finance receivables and loans			Interest and dividends on investment securities and other earning assets			Interest on long-term debt
Year ended December 31, ($ in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged fixed-rate unsecured debt	$—	$—	$—	$—	$—	$—	$—	$—	$1
Derivatives designated as hedging instruments on fixed-rate unsecured debt	—	—	—	—	—	—	—	—	(1)
Hedged available-for-sale securities	—	—	—	208	(193)	76	—	—	—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	—	(208)	193	(76)	—	—	—
Hedged fixed-rate consumer automotive loans	55	25	491	—	—	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	(55)	(25)	(491)	—	—	—	—	—	—
Total gain (loss) on fair value hedging relationships	—	—	—	—	—	—	—	—	—
(Loss) gain on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	(32)	(12)	14	—	—	—	—	—	—
Total (loss) gain on cash flow hedging relationships	$(32)	$(12)	$14	$—	$—	$—	$—	$—	$—
Total amounts presented in the Consolidated Statement of Income	$10,697	$11,394	$11,020	$972	$1,037	$1,022	$1,068	$1,017	$1,001
During the next 12 months, we estimate $8 million of losses will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Consolidated Statement of Income.

	Interest and fees on finance receivables and loans			Interest and dividends on investment securities and other earning assets			Interest on long-term debt
Year ended December 31, ($ in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Gain on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$—	$—	$9	$9	$9
Amortization of deferred secured debt basis adjustments (FHLB advances)	—	—	—	—	—	—	—	2	2
Amortization of deferred basis adjustments of available-for-sale securities	—	—	—	17	23	23	—	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	—	59	177	134	—	—	—
Amortization of deferred loan basis adjustments	3	15	32	—	—	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	62	241	616	—	—	—	—	—	—
Total gain on fair value hedging relationships	$65	$256	$648	$76	$200	$157	$9	$11	$11

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

Year ended December 31, ($ in millions)	2025	2024	2023
Interest rate contracts
Gain (loss) recognized in other comprehensive income	$30	$(16)	$(36)
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss.

Year ended December 31, ($ in millions)	2025	2024	2023
Foreign exchange contracts (a) (b)
(Loss) gain recognized in other comprehensive income	$(6)	$16	$(3)
(a)There were no amounts excluded from effectiveness testing for the years ended December 31, 2025, 2024, or 2023.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in our Consolidated Statement of Income. There were no amounts reclassified for the years ended December 31, 2025, 2024, or 2023.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
22.    Income Taxes
The significant components of income tax expense from continuing operations were as follows.

Year ended December 31, ($ in millions)	2025	2024	2023
Income from continuing operations before income tax expense
Domestic	$1,031	$817	$1,086
Foreign	20	19	17
Total income from continuing operations	1,051	836	1,103
Current income tax expense
U.S. federal	226	107	85
Foreign	6	6	5
State and local	135	26	36
Total current expense	367	139	126
Deferred income tax (benefit) expense
U.S. federal	(47)	53	26
Foreign	—	1	(1)
State and local	(121)	(26)	(7)
Total deferred (benefit) expense	(168)	28	18
Total income tax expense from continuing operations	$199	$167	$144
A reconciliation of income tax expense from continuing operations with the amounts at the statutory U.S. federal income tax rate is shown in the following table.

	2025		2024		2023
Year ended December 31, ($ in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal tax expense	$221	21%	$175	21%	$232	21%
Domestic federal reconciling items
Nontaxable or nondeductible items
Nondeductible FDIC premium expenses	32	3	34	4	33	3
Goodwill impairment	15	1	5	1	—	—
Other (a)	6	1	4	1	3	—
Tax credits
Low-income housing tax credits (b)	(55)	(5)	(40)	(5)	(37)	(3)
Research and development credits	(36)	(3)	(3)	—	(5)	—
Foreign tax credits (c)	11	1	(1)	—	367	33
Other	(1)	—	—	—	(7)	(1)
Changes in valuation allowances (d)	(13)	(1)	(14)	(2)	(476)	(43)
Effects of cross-border tax laws	3	—	4	—	4	—
State & local income taxes, net of federal income tax benefit (e)	14	1	16	2	31	3
Foreign tax effects
Canada	2	—	3	—	1	—
Changes in unrecognized tax benefits	—	—	(16)	(2)	(2)	—
Total income tax expense from continuing operations	$199	19%	$167	20%	$144	13%
(a)Includes tax effects of share-based payment awards.
(b)Includes investment amortization. Refer to Note 1 for additional information on the accounting for investments in tax credit structures using the proportional amortization method.
(c)Includes tax expense associated with the expiration of unused foreign tax credits.
(d)Includes tax benefits related to the reduction of valuation allowance associated with the expiration of unused foreign tax credits.
(e)For the year ended December 31, 2025, state taxes in New York and Florida made up the majority of the tax effect in this category, compared to state taxes in New York, Florida, and Texas, and state taxes in Florida, Maryland and Georgia, for the years ended December 31, 2024, and 2023, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
For the years ended December 31, 2025, and 2024, consolidated income tax expense from continuing operations was largely driven by pretax earnings and nondeductible FDIC premium expenses, partially offset by an income tax benefit related to various tax credits. For the year ended December 31, 2023, consolidated income tax expense from continuing operations was largely driven by pretax earnings, partially offset by the release of the valuation allowance on foreign tax credit carryforwards as well as an income tax benefit related to various tax credits. The release of the valuation allowance was primarily driven by the identification and execution of a tax planning strategy allowing for additional utilization of foreign tax credits.
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
The significant components of deferred tax assets and liabilities are reflected in the following table.

December 31, ($ in millions)	2025	2024
Deferred tax assets
Adjustments to securities and hedging transactions (a)	$820	$1,080
Tax credit carryforwards	690	679
Adjustments to loan value	751	420
State and local taxes	352	301
Fixed assets	272	257
Internally generated intangible assets	168	107
Other	332	347
Gross deferred tax assets	3,385	3,191
Valuation allowance	(122)	(138)
Deferred tax assets, net of valuation allowance	3,263	3,053
Deferred tax liabilities
Lease transactions	434	653
Deferred acquisition costs	374	380
Long-term debt	58	62
Other	71	52
Gross deferred tax liabilities	937	1,147
Net deferred tax assets (b)	$2,326	$1,906
(a)Securities include deferred tax assets related to available-for-sale securities, held-to-maturity securities, and equity securities. There were $613 million and $882 million of deferred tax assets related to available-for-sale securities, at December 31, 2025, and 2024, respectively.
(b)Amounts include $2.3 billion and $1.9 billion of net deferred tax assets included in other assets on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax asset position at December 31, 2025, and 2024, respectively, and $8 million and $10 million included in accrued expenses and other liabilities on our Consolidated Balance Sheet for tax jurisdictions in a total net deferred tax liability position at December 31, 2025, and 2024, respectively.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table summarizes net deferred tax assets including related valuation allowances at December 31, 2025.

($ in millions)	Deferred tax asset	Valuation allowance	Net deferred tax asset	Years of expiration
Tax credit carryforwards
General business credits	$664	$—	$664	2044 - 2045
Foreign tax credits	26	(13)	13	2027 - 2035
Total tax credit carryforwards	690	(13)	677
Tax loss carryforwards
Net operating losses — state	110	(109)	1	2026 - Indefinite
Net operating losses — federal	6	—	6	2028 - Indefinite
Total U.S. federal and state tax loss carryforwards	116	(109)	7
Other net deferred tax assets	1,642	—	1,642	n/a
Net deferred tax assets	$2,448	$(122)	$2,326
n/a = not applicable
As of December 31, 2025, we have recognized insignificant deferred tax liabilities for incremental U.S. federal taxes that stem from temporary differences related to investment in foreign subsidiaries or corporate joint ventures as there is no assertion of indefinite reinvestment outside of the United States.
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits.

($ in millions)	2025	2024	2023
Balance at January 1,	$77	$91	$46
Increases related to positions taken during the current year	91	—	—
Increases related to positions taken during prior years	1	6	48
Decreases related to positions taken during prior years	—	(20)	(2)
Settlements	(1)	—	(1)
Expiration of statute of limitations	—	—	—
Balance at December 31,	$168	$77	$91
Included in the unrecognized tax benefits balances are some items, the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences and the portion of gross state unrecognized tax benefits that would be offset by the tax benefit of the associated U.S. federal deduction. The balance of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $152 million, $64 million, and $75 million for the years ended December 31, 2025, 2024, and 2023, respectively.
We recognize accrued interest and penalties related to uncertain income tax positions in interest expense and other operating expenses, respectively. As of December 31, 2025, the cumulative accrued balance for interest and penalties was $11 million, and interest and penalties of $4 million were accrued during the year ended December 31, 2025. As of December 31, 2024, the cumulative accrued balance for interest and penalties was $7 million, and penalties of $1 million were accrued during the year ended December 31, 2024. As of December 31, 2023, the cumulative accrued balance for interest and penalties was $6 million, and interest and penalties of $3 million were accrued during the year ended December 31, 2023.
We file tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. Our most significant operations are in the United States and Canada. The oldest tax years that remain subject to examination for those jurisdictions are 2019 and 2011, respectively.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
The following table provides a disaggregation of the amount of cash paid for income taxes, net of refunds.

Year ended December 31, ($ in millions)	2025	2024	2023
U.S. federal	$220	$107	$(65)
U.S. state and local
Florida	22	*	8
California	18	*	*
Other	92	16	32
Foreign
Canada	*	12	*
Other	7	—	(2)
Total income taxes paid (net of refunds)	$359	$135	$(27)
* = jurisdiction below the disaggregation threshold for the period presented and not separately disclosed.
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
At December 31, 2025, we had approximately 27.1 million shares available for future grants of equity-based awards under the ICP. Equity-based awards that settle in Ally common stock are classified as equity awards under U.S. GAAP, and the cost of the awards is ratably charged to compensation and benefits expense in our Consolidated Statement of Income over their applicable service period based on the grant date fair value of Ally common stock. Equity-based awards that settle in cash are subject to liability accounting, with the expense adjusted to fair value based on changes in the share price of Ally common stock up to the settlement date. We had 5.6 million shares of non-vested share-settled and 0.9 million shares of cash-settled PSUs and RSUs outstanding at December 31, 2025. We recognized expense related to PSUs and RSUs of $130 million, $136 million, and $127 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The following table presents the changes in outstanding non-vested PSUs and RSUs activity for share-settled awards during 2025.

(in thousands, except per share data)	Number of units	Weighted-average grant date fair value per share
RSUs and PSUs
Outstanding non-vested at January 1, 2025	6,619	$35.55
Modified awards to settle in cash (a)	(58)	38.94
Granted	3,070	39.70
Vested	(3,513)	38.50
Forfeited	(552)	38.24
Outstanding non-vested at December 31, 2025	5,566	35.66
(a)During 2025, certain non-vested PSUs were modified and reclassified to liability-based awards as we intend to settle them in cash upon vesting.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
We also execute OTC and centrally cleared derivative contracts, such as interest rate swaps, foreign-currency denominated forward contracts, interest rate options, and agency to-be-announced securities. We utilize third-party-developed valuation models that are widely accepted in the market to value these derivative contracts. The specific terms of the contract and market observable inputs (such as interest rate forward curves, interpolated volatility assumptions, or equity pricing) are used in the model. We classified these derivative contracts as Level 2 because all significant inputs into these models were market observable.
We also entered into interest rate lock commitments and forward commitments that were executed as part of our mortgage operations, certain of which met the accounting definition of a derivative and therefore were recorded as derivatives on our Consolidated Balance Sheet. Interest rate lock commitments were valued with unobservable inputs, so they are classified as Level 3. Certain forward commitments are Level 2 and others are Level 3 depending on the valuation model inputs.
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

	Recurring fair value measurements
December 31, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$819	$—	$—	$819
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,279	—	—	2,279
U.S. States and political subdivisions	—	517	34	551
Foreign government	31	157	—	188
Agency mortgage-backed residential	—	12,901	—	12,901
Mortgage-backed residential	—	198	—	198
Agency mortgage-backed commercial	—	4,932	—	4,932
Asset-backed	—	12	—	12
Corporate debt	—	1,912	—	1,912
Total available-for-sale securities	2,310	20,629	34	22,973
Total assets	$3,129	$20,629	$34	$23,792
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Foreign exchange	$—	$4	$—	$4
Total derivative contracts in a payable position	—	4	—	4
Total liabilities	$—	$4	$—	$4
(a)Our direct investment in any one industry did not exceed 11%. When performing the concentration calculation, mutual funds and ETFs are not allocated to any one industry.
(b)Excludes $57 million of equity securities that are measured at fair value using the net asset value practical expedient and therefore are not classified in the fair value hierarchy.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

	Recurring fair value measurements
December 31, 2024 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$820	$—	$—	$820
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,873	—	—	1,873
U.S. States and political subdivisions	—	582	35	617
Foreign government	36	158	—	194
Agency mortgage-backed residential	—	13,653	—	13,653
Mortgage-backed residential	—	206	—	206
Agency mortgage-backed commercial	—	3,984	—	3,984
Asset-backed	—	129	—	129
Corporate debt	—	1,754	—	1,754
Total available-for-sale securities	1,909	20,466	35	22,410
Loans held-for-sale (c)	—	11	5	16
Other assets
Derivative contracts in a receivable position
Interest rate	—	2	1	3
Foreign exchange	—	9	—	9
Total derivative contracts in a receivable position	—	11	1	12
Total assets	$2,729	$20,488	$41	$23,258
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Credit	$—	$—	$4	$4
Total derivative contracts in a payable position	—	—	4	4
Total liabilities	$—	$—	$4	$4
(a)Our direct investment in any one industry did not exceed 14%. When performing the concentration calculation, mutual funds and ETFs are not allocated to any one industry.
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

	Equity securities		Available-for-sale securities		Loans held-for-sale (a)
($ in millions)	2025	2024	2025	2024	2025	2024
Assets
Fair value at January 1,	$—	$1	$35	$9	$5	$—
Net realized/unrealized gains
Included in earnings	—	—	—	—	—	—
Included in OCI	—	—	—	—	—	—
Purchases and originations (b)	—	—	—	29	9	31
Sales	—	—	—	—	(14)	(26)
Issuances	—	—	—	—	—	—
Settlements	—	—	(1)	(3)	—	—
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	(1)	—	—	—	—
Fair value at December 31,	$—	$—	$34	$35	$—	$5
Net unrealized gains still held at December 31,
Included in earnings	$—	$—	$—	$—	$—	$—
Included in OCI	—	—	—	—	—	—
(a)Consumer mortgage loans carried at fair value due to fair value option elections.
(b)Includes a $27 million reclassification of a commercial and industrial exposure to an available-for-sale debt security during the year ended December 31, 2024.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2025	2024
Liabilities
Fair value at January 1,	$3	$8
Net realized/unrealized gains
Included in earnings	(1)	(18)
Included in OCI	—	—
Purchases and originations	—	—
Sales	—	—
Issuances	—	—
Settlements	(4)	(4)
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	2	17
Fair value at December 31,	$—	$3
Net unrealized gains still held at December 31,
Included in earnings	$—	$(7)
Included in OCI	—	—
(a)Net realized/unrealized gains are reported as (loss) gain on mortgage and automotive loans, net, and other income, net of losses, in our Consolidated Statement of Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during the years ended December 31, 2025, and December 31, 2024. These transfers are deemed to have occurred at the end of the reporting period.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at December 31, 2025, and December 31, 2024, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
December 31, 2025 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$545	$545	$(32)	n/m	(a)
Commercial finance receivables and loans, net (b)
Other	—	—	27	27	(97)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	27	27	(97)	n/m	(a)
Other assets
Nonmarketable equity investments	—	9	1	10	4	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	7	7	(1)	n/m	(a)
Total assets	$—	$9	$580	$589	$(126)	n/m
n/m = not meaningful
(a)We consider the applicable valuation reserve, allowance for loan losses, or cumulative adjustments to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation reserve, loan loss allowance, or cumulative adjustment.
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
n/m = not meaningful
(a)We consider the applicable valuation reserve, allowance for loan losses, or cumulative adjustments to be the most relevant indicator of the impact on earnings caused by the fair value measurement. Accordingly, the table above excludes total gains and losses included in earnings for these items. The carrying values are inclusive of the respective valuation reserve, loan loss allowance, or cumulative adjustment.
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at December 31, 2025, and December 31, 2024.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
December 31, 2025
Financial assets
Held-to-maturity securities	$4,371	$—	$4,451	$—	$4,451
Loans held-for-sale, net	549	—	—	560	560
Finance receivables and loans, net	133,964	—	—	137,579	137,579
FHLB/FRB stock (a)	811	—	811	—	811
Financial liabilities
Deposit liabilities	$42,310	$—	$—	$42,523	$42,523
Short-term borrowings	4,695	—	—	4,706	4,706
Long-term debt	17,070	—	12,642	5,707	18,349
December 31, 2024
Financial assets
Held-to-maturity securities	$4,346	$—	$4,293	$—	$4,293
Loans held-for-sale, net	144	—	—	144	144
Finance receivables and loans, net	132,316	—	—	134,603	134,603
FHLB/FRB stock (a)	698	—	698	—	698
Financial liabilities
Deposit liabilities	$47,242	$—	$—	$47,403	$47,403
Short-term borrowings	1,625	—	—	1,625	1,625
Long-term debt	17,495	—	13,535	4,982	18,517
(a)Included in other assets on our Consolidated Balance Sheet.
In addition to the financial instruments presented in the above table, we have various financial instruments for which the carrying value approximates the fair value due to their short-term nature and limited credit risk. These instruments include cash and cash equivalents, restricted cash, cash collateral, accrued interest receivable, accrued interest payable, trade receivables and payables, on-demand deposit liabilities, and other short-term receivables and payables. Included in cash and cash equivalents are highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value due to interest rate, quoted price, or penalty on withdrawal. Classified as Level 1 under the fair value hierarchy, cash and cash equivalents generally expose us to limited credit risk and are so near maturity that they present insignificant risk of changes in value because of changes in interest rates.
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At December 31, 2025, these instruments are reported as gross assets and gross liabilities on our Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 21.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Consolidated Balance Sheet	Gross amounts not offset on the Consolidated Balance Sheet
December 31, ($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
2025
Assets
Derivative assets	$—	$—	$—	$—	$—	$—
Total assets	$—	$—	$—	$—	$—	$—
Liabilities
Derivative liabilities	$4	$—	$4	$—	$(4)	$—
Securities sold under agreements to repurchase (d)	545	—	545	—	(545)	—
Total liabilities	$549	$—	$549	$—	$(549)	$—
2024
Assets
Derivative assets (e)	$12	$—	$12	$—	$(10)	$2
Total assets	$12	$—	$12	$—	$(10)	$2
Liabilities
Derivative liabilities (f)	$4	$—	$4	$—	$—	$4
Total liabilities	$4	$—	$4	$—	$—	$4
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
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
Corporate Finance operations
Our Corporate Finance operations provide senior secured asset-based and leveraged cash flow loans to primarily U.S.-based middle-market companies, with a focus on businesses owned by private equity sponsors. These loans are typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, turnarounds, and debtor-in-possession financings. We also provide, through our Private Credit Finance business, asset managers and other financing sources with partial funding for their direct-lending activities, which is principally leveraged loans. We have a commercial real estate product primarily focused on lending to skilled nursing facilities, senior housing, and medical office buildings. Additionally, we have an energy and infrastructure vertical that finances large-scale energy and infrastructure projects.
Corporate and Other
Corporate and Other primarily consists of centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock—as well as other equity investments through Ally Ventures, our strategic investment business, and reclassifications and eliminations between the reportable operating segments. Financial results related to Ally Invest, our digital brokerage and advisory offering, Ally Lending, Ally Credit Card, the management of our consumer mortgage portfolio, and CRA loans and investments are also included within Corporate and Other. Consumer mortgage originations ceased during the second quarter of 2025, which has and will continue to result in a gradual run-off of our consumer mortgage loan portfolio. Additionally, we closed the sales of Ally Credit Card on April 1, 2025, and Ally Lending on March 1, 2024. Refer to Note 2 for additional information on Ally Credit Card.
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Financial information for our reportable operating segments is summarized as follows.

Year ended December 31, 2025 ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
Net financing revenue and other interest income
Total financing revenue and other interest income	$10,551	$188	$932	$1,850	$13,521
Total interest expense	4,431	59	498	1,420	6,408
Net depreciation expense on operating lease assets	937	—	—	—	937
Net financing revenue and other interest income	5,183	129	434	430	6,176
Other revenue	389	1,596	104	(351)	1,738
Total net revenue	5,572	1,725	538	79	7,914
Provision for credit losses	1,709	—	31	(263)	1,477
Noninterest expense
Compensation and benefits expense	693	113	82	969	1,857
Insurance losses and loss adjustment expenses	—	616	—	—	616
Goodwill impairment (b)	—	—	—	305	305
Other operating expenses
Technology and communications expenses	119	19	5	286	429
Other (c)	1,411	777	55	(64)	2,179
Total other operating expenses	1,530	796	60	222	2,608
Total noninterest expense	2,223	1,525	142	1,496	5,386
Income (loss) from continuing operations before income tax expense (benefit)	$1,640	$200	$365	$(1,154)	$1,051
Total assets	$115,753	$9,931	$12,989	$57,329	$196,002
(a)Net financing revenue and other interest income after the provision for credit losses totaled $4.7 billion for the year ended December 31, 2025.
(b)Impairment of goodwill related to Ally Credit Card for the year ended December 31, 2025. Refer to Note 13 for additional information.
(c)Primarily consists of insurance commissions, advertising and marketing, and property and equipment depreciation expenses. Refer to Note 7 for additional information.

Year ended December 31, 2024 ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
Net financing revenue and other interest income
Total financing revenue and other interest income	$10,473	$168	$1,006	$2,575	$14,222
Total interest expense	4,266	54	550	2,602	7,472
Net depreciation expense on operating lease assets	736	—	—	—	736
Net financing revenue and other interest income	5,471	114	456	(27)	6,014
Other revenue	363	1,507	123	174	2,167
Total net revenue	5,834	1,621	579	147	8,181
Provision for credit losses	1,905	—	8	253	2,166
Noninterest expense
Compensation and benefits expense	668	108	80	986	1,842
Insurance losses and loss adjustment expenses	—	544	—	—	544
Goodwill impairment (b)	—	—	—	118	118
Other operating expenses
Technology and communications expenses	129	19	5	285	438
Other (c)	1,316	782	52	87	2,237
Total other operating expenses	1,445	801	57	372	2,675
Total noninterest expense	2,113	1,453	137	1,476	5,179
Income (loss) from continuing operations before income tax expense (benefit)	$1,816	$168	$434	$(1,582)	$836
Total assets	$113,057	$9,325	$9,704	$59,750	$191,836
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K

Year ended December 31, 2023 ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
Net financing revenue and other interest income
Total financing revenue and other interest income	$9,721	$149	$980	$3,108	$13,958
Total interest expense	3,364	45	550	2,938	6,897
Net depreciation expense on operating lease assets	840	—	—	—	840
Net financing revenue and other interest income	5,517	104	430	170	6,221
Other revenue	321	1,428	104	160	2,013
Total net revenue	5,838	1,532	534	330	8,234
Provision for credit losses	1,618	—	52	298	1,968
Noninterest expense
Compensation and benefits expense	668	108	78	1,047	1,901
Insurance losses and loss adjustment expenses	—	422	—	—	422
Goodwill impairment (b)	—	—	—	149	149
Other operating expenses
Technology and communications expenses	126	18	5	287	436
Other (c)	1,212	768	45	230	2,255
Total other operating expenses	1,338	786	50	517	2,691
Total noninterest expense	2,006	1,316	128	1,713	5,163
Income (loss) from continuing operations before income tax expense (benefit)	$2,214	$216	$354	$(1,681)	$1,103
Total assets	$115,301	$9,081	$11,212	$60,735	$196,329
(a)Net financing revenue and other interest income after the provision for credit losses totaled $4.3 billion for the year ended December 31, 2023.
(b)Impairment of goodwill related to Ally Lending for the year ended December 31, 2023.
(c)Primarily consists of insurance commissions, advertising and marketing, and lease and loan administration expenses. Refer to Note 7 for additional information.

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
Condensed Statement of Comprehensive Income

Year ended December 31, ($ in millions)	2025	2024	2023
Net financing loss and other interest income (a)	$(961)	$(884)	$(945)
Dividends from bank subsidiaries	1,150	1,200	1,350
Dividends from nonbank subsidiaries	—	—	250
Total other revenue	175	134	169
Total net revenue	364	450	824
Provision for credit losses	5	8	(14)
Total noninterest expense	435	473	466
(Loss) income from continuing operations before income tax benefit and undistributed income of subsidiaries	(76)	(31)	372
Income tax benefit from continuing operations (b)	(273)	(327)	(408)
Net income from continuing operations	197	296	780
Loss from discontinued operations, net of tax	—	(1)	(2)
Equity in undistributed earnings of subsidiaries	655	373	179
Net income	852	668	957
Other comprehensive income (loss), net of tax	1,138	(108)	243
Comprehensive income	$1,990	$560	$1,200
(a)Net financing loss and other interest income is primarily driven by interest expense on long-term debt.
(b)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and consolidated tax adjustments. The income tax benefit excludes tax effects on dividends from subsidiaries.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Condensed Balance Sheet

December 31, ($ in millions)	2025	2024
Assets
Cash and cash equivalents (a)	$2,955	$4,579
Equity securities	—	1
Finance receivables and loans, net of unearned income	864	810
Allowance for loan losses	3	10
Total finance receivables and loans, net	867	820
Investments in subsidiaries
Bank subsidiaries	15,277	13,777
Nonbank subsidiaries	5,634	5,335
Intercompany receivables from subsidiaries	393	251
Investment in operating leases, net	12	10
Other assets	2,057	1,774
Total assets	$27,195	$26,547
Liabilities and equity
Long-term debt (b)	$10,020	$11,068
Interest payable	156	134
Intercompany debt to subsidiaries	997	1,046
Intercompany payables to subsidiaries	74	39
Accrued expenses and other liabilities	450	357
Total liabilities	11,697	12,644
Total equity	15,498	13,903
Total liabilities and equity	$27,195	$26,547
(a)Includes $2.9 billion and $4.5 billion deposited by the Parent at Ally Bank as of December 31, 2025, and 2024, respectively. These funds are available to the Parent for liquidity purposes.
(b)Includes $2.0 billion of the outstanding principal balance of senior notes fully and unconditionally guaranteed by subsidiaries of the Parent as of both December 31, 2025, and 2024.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Condensed Statement of Cash Flows

Year ended December 31, ($ in millions)	2025	2024	2023
Operating activities
Net cash provided by operating activities	$275	$511	$879
Investing activities
Proceeds from sales of finance receivables and loans initially held-for-investment	—	6	1
Originations and repayments of finance receivables and loans initially held-for-investment and other, net	(88)	(89)	(37)
Net change in loans — intercompany	(68)	(51)	(290)
Proceeds from sales of equity securities	1	—	5
Capital contributions to subsidiaries	(2)	(4)	(8)
Returns of contributed capital	—	—	1
Net change in nonmarketable equity investments	(4)	—	(2)
Other, net	(15)	(27)	(10)
Net cash used in investing activities	(176)	(165)	(340)
Financing activities
Proceeds from issuance of long-term debt	1,425	2,050	2,410
Repayments of long-term debt	(2,551)	(1,482)	(2,087)
Net change in debt — intercompany	(49)	274	227
Repurchase of common stock	(59)	(38)	(33)
Common stock dividends paid	(379)	(372)	(368)
Preferred stock dividends paid	(110)	(110)	(110)
Net cash (used in) provided by financing activities	(1,723)	322	39
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,624)	668	578
Cash and cash equivalents and restricted cash at beginning of year	4,612	3,944	3,366
Cash and cash equivalents and restricted cash at end of year	$2,988	$4,612	$3,944
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Balance Sheet to the Condensed Statement of Cash Flows.

Year ended December 31, ($ in millions)	2025	2024
Cash and cash equivalents on the Condensed Balance Sheet	$2,955	$4,579
Restricted cash included in other assets on the Condensed Balance Sheet (a)	33	33
Total cash and cash equivalents and restricted cash in the Condensed Statement of Cash Flows	$2,988	$4,612
(a)Restricted cash balances relate primarily to Ally securitization arrangements. Refer to Note 13 for additional details describing the nature of restricted cash balances.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
28.    Guarantees and Commitments
Guarantees
Guarantees are defined as contracts or indemnification agreements that contingently require us to make payments to third-parties based on changes in the underlying agreements with the guaranteed parties. The following summarizes our outstanding guarantees made to third-parties on our Consolidated Balance Sheet.

	2025		2024
December 31, ($ in millions)	Maximum liability	Carrying value of liability	Maximum liability	Carrying value of liability
Standby letters of credit and other guarantees	$302	$—	$267	$—
Our Corporate Finance operations has exposure to standby letters of credit that represent irrevocable guarantees of payment of specified financial obligations. Third-party beneficiaries primarily accept standby letters of credit as insurance in the event of nonperformance by our borrowers. Our borrowers may request letters of credit under their revolving loan facility up to a certain sub-limit amount. We may also require collateral to be posted by our borrowers. We received $30 million of cash collateral related to these letters of credit at December 31, 2025. Expiration dates on letters of credit range from certain ongoing commitments that will expire during the upcoming year to terms of several years for certain letters of credit. If the beneficiary draws under a letter of credit, we will be liable to the beneficiary for payment of the amount drawn under such letter of credit, with our recourse being a charge to the borrower’s loan facility or transfer of ownership to us of the related collateral. As many of these commitments are subject to borrowing base agreements and other restrictive covenants or may expire without being fully drawn, the stated amounts of the letters of credit are not necessarily indicative of future cash requirements.
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
Commitments
Financing Commitments
The contractual commitments were as follows.

December 31, ($ in millions)	2025	2024
Unused revolving credit line commitments and other (a)	$10,093	$10,027
Commitments to provide capital to investees (b)	1,072	1,227
Construction-lending commitments (c)	270	166
Home equity lines of credit (d)	97	116
(a)The unused portion of revolving lines of credit reset at prevailing market rates and, approximate fair value.
(b)We are committed to contribute capital to certain investees.
(c)We are committed to fund the remaining unused balance while loans are in the construction period.
(d)Our home equity loans were transferred from held-for-investment to held-for-sale during the year ended December 31, 2025. We are committed to fund the remaining unused balances on home equity lines of credit until they are sold.
Revolving credit line commitments contain an element of credit risk. We manage the credit risk for unused revolving credit line commitments by applying the same credit policies in making commitments as we do for extending loans.
The information presented above excludes the unused portion of commitments that are unconditionally cancelable by us. We had $14.5 billion and $16.5 billion of unfunded commitments related to unconditionally cancelable arrangements at December 31, 2025, and 2024, respectively, which primarily consisted of wholesale floorplan financing.
Lease Commitments
For details about our future minimum payments under operating leases with noncancelable lease terms, refer to Note 10.

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
Contractual Commitments
We have entered into multiple agreements for sponsorship, information technology, voice and communication technology, and related maintenance. Many of the agreements are subject to variable price provisions, fixed or minimum price provisions, and termination or renewal provisions. The following table presents our total future payment obligations expiring after December 31, 2025.

Year ended December 31, ($ in millions)
2026	$202
2027	102
2028	55
2029	8
Total future payment obligations	$367
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

Notes to Consolidated Financial Statements
Ally Financial Inc. • Form 10-K
30.    Subsequent Events
Declaration of Common Dividend
On January 19, 2026, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend was paid on February 17, 2026, to shareholders of record at the close of business on February 2, 2026.

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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
(a) None.
(b) The following provides a description of Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Exchange Act) adopted during the three months ended December 31, 2025, by any director or executive officer who is subject to the filing requirements of Section 16 of the Exchange Act:
During the three months ended December 31, 2025, Douglas R. Timmerman, President of Dealer Financial Services, adopted two trading arrangements intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. On November 12, 2025, Mr. Timmerman adopted an arrangement for the sale of up to 162,959 shares of common stock in the amounts and at prices determined in accordance with the formulae set forth in the arrangement. The arrangement terminates on the earlier of the date that all shares under the plan are sold and December 31, 2026. In addition, on December 3, 2025, Mr. Timmerman adopted an arrangement for the sale of up to 39,675 shares of common stock in the amounts and at prices determined in accordance with the formulae set forth in the arrangement. The arrangement terminates on the earlier of the date that all shares under the plan are sold and April 30, 2026.
Further, on November 17, 2025, William C. Hall Jr., President of Corporate Finance, adopted an arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act for the sale of up to 42,108 shares of common stock in the amounts and at prices determined in accordance with the formulae set forth in the arrangement. The arrangement terminates on the earlier of the date that all shares under the plan are sold and February 5, 2027.
No directors or executive officers modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended December 31, 2025.
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

Part III
Ally Financial Inc. • Form 10-K

Item 10.    Directors, Executive Officers, and Corporate Governance
Executive Officers and Other Significant Employees
William C. Hall Jr. — President of Ally’s Corporate Finance business since 2006. In this role, Mr. Hall, 65, leads the sponsor finance, private credit finance, and specialty finance teams. Under his leadership, these groups provide senior secured loans to companies owned by private equity sponsors and leading asset managers, specializing in leveraged lending, lender finance and priority revolvers, and diverse sectors including real estate, energy and infrastructure, and technology. Mr. Hall has more than four decades of experience in the leverage finance and secured lending arena. He previously served as Chief Operating Officer for Ally Corporate Finance, president of corporate finance’s European operations, and interim head of former Ally Credit Card and Ally Home. Mr. Hall also co-founded GMAC’s structured finance division, a predecessor company to Corporate Finance. Prior to joining Ally, Mr. Hall served as a senior vice president of Heller Financial. He was responsible for a team of professionals originating and underwriting leveraged loans. He also held several roles at National Westminster Bank, including department head for private equity loan origination. Mr. Hall holds a bachelor’s degree in business administration from Bucknell University.
Russell E. Hutchinson — Chief Financial Officer of Ally since July 2023. In this role, he is responsible for oversight of Ally’s finance, accounting, capital markets, treasury, investor relations, supply chain, and modeling and analytics functions. Prior to joining Ally, Mr. Hutchinson, 51, served as chief operating officer for global mergers and acquisitions at Goldman Sachs Group Inc. from January through April of 2023 after holding the position of chief strategy officer from 2021 to 2022, where he oversaw mergers and acquisitions (M&A), strategy and innovation. Earlier, he spent two decades working in Goldman’s Investment Banking Division, advising clients in the financial services sector, including Ally. Mr. Hutchinson began his career as an associate consultant at the Boston Consulting Group in its Toronto office. He is a member of the Board of Trustees of The Studio Museum in Harlem and is also a member of the Council on Chicago Booth, which advises leadership at the University of Chicago Booth School of Business. In addition, Mr. Hutchinson serves on the Board of Directors of Charlotte Center City Partners. Mr. Hutchinson was a Canada Scholar and earned a Bachelor of Science in Engineering Physics from Queen's University in Canada and an MBA from the University of Chicago Booth School of Business.
Austin T. McGrath — Vice President, Controller, and Chief Accounting Officer of Ally since August 2025. In this role, Mr. McGrath, 43, is responsible for all accounting, financial reporting, and financial controls matters. Mr. McGrath joined Ally in 2007 and has held numerous leadership roles in finance and accounting. He most recently served as executive director of investor relations and held prior roles as executive director for finance and accounting, and executive director of SEC reporting, regulatory reporting, and risk finance. Before joining Ally, he worked in the banking practice at KPMG. Mr. McGrath is a Certified Public Accountant and holds a bachelor’s degree in accounting from Lehigh University.
Hope D. Mehlman — Chief Legal and Corporate Affairs Officer of Ally since December 2024, and appointed as Corporate Secretary in 2026. In this role, Ms. Mehlman, 61, oversees all legal, compliance, government relations, environmental sustainability, corporate secretary, and community reinvestment matters. Prior to joining Ally, Ms. Mehlman served as Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary at Discover Financial Services and Discover Bank. She joined Discover in January 2023 as Executive Vice President, Chief Legal Officer and General Counsel, and became Corporate Secretary in February 2023. Prior to joining Discover, Ms. Mehlman was Executive Vice President, General Counsel and Corporate Secretary of Bank of the West and Corporate Secretary of BNP Paribas USA, Inc., positions she held from 2020 to January 2023. From 2006 to 2020, she held multiple leadership roles at Regions Financial Corp. where she last served as Executive Vice President, Deputy Counsel General, Chief Governance Officer and Corporate Secretary. She also serves on the Board of Directors of the Society for Corporate Governance and is the chair of its Policy Advisory Committee. She holds a bachelor’s degree in near eastern studies from Cornell University, a Juris Doctor from Seton Hall University Law School and a Master of Laws in taxation from New York University School of Law.
Kathleen L. Patterson — Chief Human Resources and Corporate Citizenship Officer of Ally since August 2016. In this role, Ms. Patterson, 52, oversees human capital, talent management, employee relations, total rewards, employee experience, and cultural efforts, ensuring they support Ally’s overall strategic objectives and drive Ally’s efforts to be a leading employer of choice. She also oversees the company’s corporate workplace team as well as Ally’s corporate citizenship and community relations efforts. Ms. Patterson also serves as the chair of the Ally Charitable Foundation. Prior to her current role, Ms. Patterson served as the Senior Vice President of human resources for Ally’s Automotive Finance and Insurance lines of business. She joined Ally in 2007 to lead change management as the company underwent a major functional reorganization in the wake of its spin-off as an independent financial services company. Prior to joining Ally, Ms. Patterson was the managing Director of Human Resources at DTE Energy, a Detroit-based diversified energy company. There, she managed the company’s talent acquisition and development and consulting efforts including organizational and leadership development, employee engagement strategies, and diversity management. She also led DTE’s efforts to grow young talent through a partnership with local schools, developing an age-appropriate, hands-on curriculum that developed energy-related trade skills. Ms. Patterson earned a Bachelor of Arts degree from the University of Michigan and a Master of Arts degree from the University of Detroit Mercy in industrial and organizational psychology. Ms. Patterson is active in several organizations aimed at helping the city’s renaissance with a particular focus on mentorship and coaching young people in Metro Detroit. She is the immediate past chair of Big Brothers Big Sisters of Southeast Michigan. She is also on the Detroit Advisory Board for CareerSpring and an active member of Impact100 Metro Detroit.

Ally Financial Inc. • Form 10-K
Michael G. Rhodes — Chief Executive Officer of Ally since April 2024. Mr. Rhodes, 60, has more than 30 years of experience in the financial services industry. He most recently served as the Chief Executive Officer and President of Discover Financial Services and President of Discover Bank, as well as a member of the Board of Directors of Discover Financial Services and Discover Bank. Mr. Rhodes joined TD Bank Group in 2011 and held several leadership roles. From 2017 to 2021 he served as TD Bank's Group Head for Innovation, Technology and Shared Services and from 2022 to 2023 led its Canadian Personal Banking business. Mr. Rhodes’ experience also includes leadership roles at both Bank of America and MBNA America Bank. Mr. Rhodes earned his Master of Business Administration from the Wharton School of Business at the University of Pennsylvania and holds a Bachelor of Science in engineering from Duke University.
Stephanie N. Richard — Chief Risk Officer of Ally since November 2024. In this role, Ms. Richard, 53, is responsible for overseeing the identification, assessment and management of risks across the organization and ensuring the company’s risk strategy supports business goals and objectives. She works closely with senior leadership to develop policies and frameworks to safeguard the company’s financial stability and reputation. Since joining Ally in 1997, Ms. Richard has had a long and respected reputation with key stakeholders and helped design the company’s initial risk appetite framework and stress testing process. She has served in numerous roles with increasing levels of responsibility across finance, treasury, and risk management. Since Ally became a BHC in 2008, she has played an integral part in many of the company’s transformation initiatives. Prior to her current role, Ms. Richard served as Ally’s Chief Audit Executive, where she led the internal audit function and had administrative oversight for the company’s loan review function. During that time, she established a strategic focus on the transformation of the internal audit function, with efforts on cultivating innovation and expanding the use of technology and data analytics. Ms. Richard serves as a board member and treasurer for Dress for Success’s Charlotte chapter and as treasurer for Project Scientist, a leading STEAM education nonprofit organization. She is also a member of the program advisory board for the Wake Forest University School of Professional Studies’ enterprise risk management program. Additionally, she previously served as president of Women Executives for Community Service (WECS), a non-profit organization whose mission is to provide financial, mentoring, and other support to women who are pursuing a degree at local universities through the Women Initiating and Nurturing Growth through Scholarships (WINGS) program. In 2022, Ms. Richard was an honoree for Charlotte Business Journal’s Women in Business Achievement Awards. She holds a bachelor’s degree in accounting from Michigan State University and an MBA from Wayne State University.
Douglas R. Timmerman — President of Dealer Financial Services of Ally since August 2021. In this role, Mr. Timmerman, 63, was responsible for deepening Ally’s relationships with approximately 21,400 dealer customers and further optimizing the full spectrum of automotive finance and insurance services for dealer and consumer customers. Previously, he was president of Automotive Finance from 2018 to 2021, and served as president of Ally’s Insurance business from 2014 to 2018. Mr. Timmerman’s thirty-plus years at Ally, spanning leadership positions across the automotive finance and insurance business, make his understanding of this dynamic industry unparalleled. Prior to leading the insurance business, Mr. Timmerman was Vice President of Automotive Finance for the southeast region in Atlanta. In that capacity, he was responsible for sales, risk management, and portfolio management for more than 4,000 dealer relationships across 11 states. Since joining Ally in 1986, he has held a variety of leadership roles in different areas including commercial lending, consumer lending, collections, sales, and marketing. His experience also includes a broad geographical reach, holding assignments that have touched nearly every state. The Nebraska native began his career with Ally shortly after earning his master’s degree in business administration from the University of Nebraska. He also holds a bachelor’s degree from the University of Nebraska. Mr. Timmerman supports several organizations and research efforts associated with finding a cure for Type 1 diabetes. He is an active volunteer and supporter of Children’s Hospital of Atlanta and the Juvenile Diabetes Research Foundation.
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers, employees, and the Company. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. A copy of the Insider Trading Policy is incorporated herein by reference with this Annual Report on Form 10-K as Exhibit 19.
Additional Information
Additional information in response to this Item 10 can be found in the Company’s 2026 Proxy Statement under “Proposal 1 — Election of Directors,” “Board Governance Practices,” and “Other Governance Matters.” That information is incorporated into this item by reference.

Ally Financial Inc. • Form 10-K
Item 11.    Executive Compensation
Items in response to this Item 11 can be found in the Company’s 2026 Proxy Statement under “Director Compensation,” “Compensation Discussion and Analysis,” and “Executive Compensation Tables.” That information is incorporated into this item by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2025.

Plan category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (in thousands)	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for further issuance under equity compensation plans (excluding securities reflected in column (1)) (b) (in thousands)
Equity compensation plans approved by security holders	8,589	—	18,517
Total	8,589	—	18,517
(a)Includes restricted stock units outstanding under the ICP and deferred stock units outstanding under the Non-Employee Directors Equity Compensation Plan.
(b)Includes 16,182,979 securities available for issuance under the plans identified in (a) above and 2,333,889 securities available for issuance under Ally’s Employee Stock Purchase Plan.
Additional items required by this Item 12 can be found in the Company’s 2026 Proxy Statement under “Security Ownership of Certain Beneficial Owners,” and “Executive Compensation.” That information is incorporated into this item by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Items in response to this Item 13 can be found in the Company’s 2026 Proxy Statement under “Proposal 1 - Election of Directors,” and “Other Governance Matters.” That information is incorporated into this item by reference.
Item 14.    Principal Accountant Fees and Services
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) for services performed can be found in the Company’s 2026 Proxy Statement under “Audit Committee Report.” That information is incorporated into this item by reference.

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

Exhibit	Description	Method of Filing
3.1	Form of Amended and Restated Certificate of Incorporation	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of March 14, 2014, (File No. 1-3754), incorporated herein by reference.
3.2	Ally Financial Inc. Amended and Restated Bylaws	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of December 9, 2022, (File No. 1-3754), incorporated herein by reference.
3.3	Certificate of Designation of 4.7% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 22, 2021 (File No. 1-3754), incorporated herein by reference.
3.4	Certificate of Designation of 4.7% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series C	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 25, 2021 (File No. 1-3754), incorporated herein by reference.
4.1	Form of Indenture dated as of July 1, 1982, between the Company and Bank of New York (Successor Trustee to Morgan Guaranty Trust Company of New York), relating to Debt Securities	Filed as Exhibit 4(a) to the Company’s Registration Statement No. 2-75115, incorporated herein by reference.
4.1.1	Form of First Supplemental Indenture dated as of April 1, 1986, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(g) to the Company’s Registration Statement No. 33-4653, incorporated herein by reference.
4.1.2	Form of Second Supplemental Indenture dated as of June 15, 1987, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(h) to the Company’s Registration Statement No. 33-15236, incorporated herein by reference.
4.1.3	Form of Third Supplemental Indenture dated as of September 30, 1996, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(i) to the Company’s Registration Statement No. 333-33183, incorporated herein by reference.
4.1.4	Form of Fourth Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(j) to the Company’s Registration Statement No. 333-48705, incorporated herein by reference.
4.1.5	Form of Fifth Supplemental Indenture dated as of September 30, 1998, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4(k) to the Company’s Registration Statement No. 333-75463, incorporated herein by reference.
4.1.6	Form of Sixth Supplemental Indenture dated as of June 9, 2022, supplementing the Indenture designated as Exhibit 4.1	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of June 9, 2022 (File No. 1-3754), incorporated herein by reference.
4.2	Form of Indenture dated as of September 24, 1996, between the Company and The Chase Manhattan Bank, Trustee, relating to Term Notes	Filed as Exhibit 4 to the Company’s Registration Statement No. 333-12023, incorporated herein by reference.
4.2.1	Form of First Supplemental Indenture dated as of January 1, 1998, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(1) to the Company’s Registration Statement No. 333-48207, incorporated herein by reference.
4.2.2	Form of Second Supplemental Indenture dated as of June 30, 2006, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4(a)(2) to the Company’s Registration Statement No. 333-136021, incorporated herein by reference.
4.2.3	Form of Third Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.3 to the Company’s Registration Statement No. 333-183535, incorporated herein by reference.
4.2.4	Form of Fourth Supplemental Indenture dated as of August 24, 2012, supplementing the Indenture designated as Exhibit 4.2	Filed as Exhibit 4.1.4 to the Company’s Registration Statement No. 333-183535, incorporated herein by reference.
4.3	Indenture, dated as of December 31, 2008, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of January 2, 2009, (File No. 1-3754), incorporated herein by reference.
4.4	Form of Guarantee Agreement related to Ally Financial Inc. Senior Unsecured Guaranteed Notes	Filed as Exhibit 4.10 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
4.5	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.8 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.6	Form of Floating Rate Senior Unsecured Note	Filed as Exhibit 4.9 to the Company’s Registration Statement No. 333-193070, incorporated herein by reference.
4.7	Indenture, dated as of November 20, 2015, between the Company and The Bank of New York Mellon, Trustee	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 20, 2015, (File No. 1-3754), incorporated herein by reference.
4.8	Form of Subordinated Note	Included in Exhibit 4.13.
4.9	Description of Securities	Filed as Exhibit 4.15 to the Company’s Annual Report for the period ended December 31, 2019, on Form 10-K (File No. 1-3754), incorporated herein by reference.
4.10	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of April 8, 2020, (File No. 1-3754), incorporated herein by reference.
4.11	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of June 3, 2020 (File No. 1-3754), incorporated herein by reference.
4.12	Form of Fixed Rate Senior Unsecured Note	Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated as of September 18, 2020, (File No. 1-3754), incorporated herein by reference.
10	Ally Financial Inc. Incentive Compensation Plan	Filed as Exhibit 10 to the Company’s Annual Report for the period ended December 31, 2022, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.1	Ally Financial Inc. Annual Incentive Plan	Filed herewith.
10.2	Ally Financial Inc. Employee Stock Purchase Plan	Filed as Exhibit 10.4 to the Company’s Annual Report for the period ended December 31, 2021, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.3	Ally Financial Inc. Non-Employee Directors Equity Compensation Plan	Filed as Exhibit 10.3 to the Company’s Annual Report for the period ended December 31, 2022, on Form 10-K (File No. 1-3754), incorporated herein by reference.
10.4	Ally Financial Inc. Executive Severance Plan	Filed as Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2025, on Form 10-Q (File No. 1-3754) incorporated herein by reference.
10.5	Ally Financial Inc. Non-Employee Directors Deferred Compensation Plan	Filed as Exhibit 10.6 to the Company’s Annual Report for the period ended December 31, 2021, (File No. 1-3754), incorporated herein by reference.
10.6	Form of Award Agreement related to the issuance of Performance Stock Units	Filed herewith.
10.7	Form of Award Agreement related to the issuance of Restricted Stock Units	Filed herewith.
10.8	Form of Award Agreement related to the issuance of Key Contributor Stock Units	Filed herewith.
10.9	Executive Transition Agreement	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 28, 2023 (File No. 1-3754), incorporated by reference herein.
19	Ally Financial Inc. Insider Trading Policy	Filed as Exhibit 19 to the Company’s Annual Report for the period ended December 31, 2024, on Form 10-K (File No. 1-3754), incorporated herein by reference.
21	Ally Financial Inc. Subsidiaries as of December 31, 2025	Filed herewith.
22.1	Subsidiary Guarantors	Filed as Exhibit 22 to the Company’s Quarterly Report for the period ended March 31, 2020, on Form 10-Q (File No. 1-3754), incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

Ally Financial Inc. • Form 10-K

Exhibit	Description	Method of Filing
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.
97	Policy Relating to the Recovery of Erroneously Awarded Compensation	Filed herewith.
101	The following information from our 2025 Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Statement of Income, (ii) Consolidated Statement of Comprehensive Income, (iii) Consolidated Balance Sheet, (iv) Consolidated Statement of Changes in Equity, (v) Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.	Filed herewith.
104	The cover page of our 2025 Annual Report on Form 10-K, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.
Item 16.    Form 10-K Summary
None.

Ally Financial Inc. • Form 10-K
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February, 2026.

Ally Financial Inc.
(Registrant)

/S/ MICHAEL G. RHODES
Michael G. Rhodes
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, this 25th day of February, 2026.

/S/ MICHAEL G. RHODES	/S/ RUSSELL E. HUTCHINSON
Michael G. Rhodes	Russell E. Hutchinson
Chief Executive Officer	Chief Financial Officer

/S/ AUSTIN T. MCGRATH
Austin T. McGrath
Vice President, Controller, and Chief Accounting Officer

Ally Financial Inc. • Form 10-K

/S/ FRANKLIN W. HOBBS
Franklin W. Hobbs Ally Chairman

/S/ GUNTHER T. BRIGHT
Gunther T. Bright Director

/S/ WILLIAM H. CARY
William H. Cary Director

/S/ MAYREE C. CLARK
Mayree C. Clark Director

/S/ KIM S. FENNEBRESQUE
Kim S. Fennebresque Director

/S/ THOMAS P. GIBBONS
Thomas P. Gibbons Director

/S/ MICHELLE J. GOLDBERG
Michelle J. Goldberg Director

/S/ ALLAN P. MERRILL
Allan P. Merrill Director

/S/ DAVID REILLY
David Reilly Director

/S/ MICHAEL G. RHODES
Michael G. Rhodes Chief Executive Officer and Director

/S/ BRIAN H. SHARPLES
Brian H. Sharples Director