Form 10-Q
period 2026-03-31
Ally Financial Inc.
filed 2026-05-05
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026, or

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
Yes ☐                    No ☑
At May 1, 2026, the number of shares outstanding of the Registrant’s common stock was 306,523,062 shares.

Index
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q
Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel Committee	Basel Committee on Banking Supervision
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956, as amended
Board	Ally Financial Inc. Board of Directors
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
CEO	Chief Executive Officer
CODM	Chief Operating Decision Maker
COH	Corporate overhead
CRA	Community Reinvestment Act of 1977, as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
DBRS	Morningstar DBRS
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DTA	Deferred tax asset
DVA	Debit valuation adjustment
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act, as amended
ERM	Enterprise Risk Management
ETF	Exchange-traded fund
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDI Act	Federal Deposit Insurance Act, as amended
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991, as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999, as amended
GM	General Motors Company
HTC	Historic tax credit
IB Finance	IB Finance Holding Company, LLC
IDI	Insured Depository Institution
LCR	Liquidity coverage ratio
LGD	Loss given default

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NMTC	New market tax credit
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OEM	Automotive original equipment manufacturer
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
PCD	Purchased credit deteriorated
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
S&P	Standard & Poor’s Global
SEC	U.S. Securities and Exchange Commission
Signature	Signature Bank
SPE	Special-purpose entity
Stellantis	Stellantis N.V.
SVB	Silicon Valley Bank
Tailoring Rules	The rules implementing Title IV of the EGRRCP Act
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions)	2026	2025
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$2,658	$2,709
Interest on loans held-for-sale	9	5
Interest and dividends on investment securities and other earning assets	234	230
Interest on cash and cash equivalents	81	98
Operating leases	392	351
Total financing revenue and other interest income	3,374	3,393
Interest expense
Interest on deposits	1,233	1,403
Interest on short-term borrowings	19	1
Interest on long-term debt	265	271
Total interest expense	1,517	1,675
Net depreciation expense on operating lease assets	268	240
Net financing revenue and other interest income	1,589	1,478
Other revenue
Insurance premiums and service revenue earned	360	364
(Loss) gain on mortgage and automotive loans, net	(3)	1
Other loss on investments, net	(21)	(499)
Other income, net of losses	177	197
Total other revenue	513	63
Total net revenue	2,102	1,541
Provision for credit losses	467	191
Noninterest expense
Compensation and benefits expense	491	505
Insurance losses and loss adjustment expenses	121	161
Goodwill impairment	—	305
Other operating expenses	623	663
Total noninterest expense	1,235	1,634
Income (loss) from continuing operations before income tax expense (benefit)	400	(284)
Income tax expense (benefit) from continuing operations	81	(59)
Net income (loss) from continuing operations	319	(225)
Net income (loss)	$319	$(225)
Other comprehensive income, net of tax	13	662
Comprehensive income	$332	$437
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended March 31,
($ in millions, except per share data; shares in thousands) (a)	2026	2025
Net income (loss) from continuing operations attributable to common shareholders	$291	$(253)
Net income (loss) attributable to common shareholders	$291	$(253)
Basic weighted-average common shares outstanding (b)	310,992	309,006
Diluted weighted-average common shares outstanding (b) (c)	313,219	309,006
Basic earnings per common share
Net income (loss) from continuing operations	$0.94	$(0.82)
Net income (loss)	$0.94	$(0.82)
Diluted earnings per common share
Net income (loss) from continuing operations	$0.93	$(0.82)
Net income (loss)	$0.93	$(0.82)
Cash dividends declared per common share	$0.30	$0.30
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

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents
Noninterest-bearing	$380	$405
Interest-bearing	9,138	9,625
Total cash and cash equivalents	9,518	10,030
Equity securities	863	876
Available-for-sale securities (amortized cost basis of $25,974 and $25,825)	23,038	22,973
Held-to-maturity securities (fair value of $4,387 and $4,451)	4,337	4,371
Loans held-for-sale, net	337	549
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	139,890	137,454
Allowance for loan losses	(3,540)	(3,490)
Total finance receivables and loans, net	136,350	133,964
Investment in operating leases, net	8,699	8,772
Premiums receivable and other insurance assets	2,817	2,844
Other assets	11,310	11,623
Total assets	$197,269	$196,002
Liabilities
Deposit liabilities
Noninterest-bearing	$137	$125
Interest-bearing	153,015	151,524
Total deposit liabilities	153,152	151,649
Short-term borrowings	4,126	4,695
Long-term debt	17,349	17,070
Interest payable	852	729
Unearned insurance premiums and service revenue	3,665	3,656
Accrued expenses and other liabilities	2,516	2,705
Total liabilities	181,660	180,504
Contingencies (refer to Note 23)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 522,896,204 and 520,355,804; and outstanding 307,407,671 and 308,492,929)	22,346	22,295
Preferred stock	2,324	2,324
Retained earnings	827	633
Accumulated other comprehensive loss	(2,773)	(2,786)
Treasury stock, at cost (215,488,533 and 211,862,875 shares)	(7,115)	(6,968)
Total equity	15,609	15,498
Total liabilities and equity	$197,269	$196,002
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

($ in millions)	March 31, 2026	December 31, 2025
Assets
Finance receivables and loans, net
Consumer automotive	$3,542	$3,096
Allowance for loan losses	(133)	(116)
Total finance receivables and loans, net	3,409	2,980
Other assets	344	260
Total assets	$3,753	$3,240
Liabilities
Long-term debt	$2,056	$1,479
Accrued expenses and other liabilities	4	3
Total liabilities	$2,060	$1,482
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2025	$22,142	$2,324	$270	$(3,924)	$(6,909)	$13,903
Net loss			(225)			(225)
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(12)			(12)
Share-based compensation	49					49
Other comprehensive income				662		662
Common stock repurchases					(34)	(34)
Common stock dividends ($0.30 per share)			(95)			(95)
Balance at March 31, 2025	$22,191	$2,324	$(78)	$(3,262)	$(6,943)	$14,232
Balance at January 1, 2026	$22,295	$2,324	$633	$(2,786)	$(6,968)	$15,498
Net income			319			319
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(12)			(12)
Share-based compensation	51					51
Other comprehensive income				13		13
Common stock repurchases					(147)	(147)
Common stock dividends ($0.30 per share)			(97)			(97)
Balance at March 31, 2026	$22,346	$2,324	$827	$(2,773)	$(7,115)	$15,609
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2026	2025
Operating activities
Net income (loss)	$319	$(225)
Reconciliation of net income (loss) to net cash provided by operating activities
Depreciation and amortization	378	361
Goodwill impairment	—	305
Provision for credit losses	467	191
Loss (gain) on mortgage and automotive loans, net	3	(1)
Other loss on investments, net	21	499
Originations and purchases of loans held-for-sale	(626)	(490)
Proceeds from sales and repayments of loans held-for-sale	585	543
Net change in
Deferred income taxes	22	(178)
Interest payable	123	64
Other assets	71	(128)
Other liabilities	(80)	(137)
Other, net	88	136
Net cash provided by operating activities	1,371	940
Investing activities
Purchases of equity securities	(331)	(196)
Proceeds from sales of equity securities	333	122
Purchases of available-for-sale securities	(781)	(3,649)
Proceeds from sales of available-for-sale securities	125	2,669
Proceeds from repayments of available-for-sale securities	506	440
Purchases of held-to-maturity securities	(44)	(248)
Proceeds from repayments of held-to-maturity securities	117	109
Purchases of finance receivables and loans held-for-investment	(1,754)	(843)
Proceeds from sales of finance receivables and loans initially held-for-investment	254	5
Originations and repayments of finance receivables and loans initially held-for-investment and other, net	(1,137)	537
Purchases of operating lease assets	(705)	(819)
Disposals of operating lease assets	474	681
Net change in nonmarketable equity investments	26	2
Other, net	(126)	(151)
Net cash used in investing activities	(3,043)	(1,341)

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended March 31, ($ in millions)	2026	2025
Financing activities
Net change in short-term borrowings	(569)	1,714
Net increase (decrease) in deposits	1,684	(64)
Proceeds from issuance of long-term debt	1,081	24
Repayments of long-term debt	(824)	(1,074)
Repurchases of common stock	(147)	(34)
Common stock dividends paid	(102)	(100)
Preferred stock dividends paid	(28)	(28)
Net cash provided by financing activities	1,095	438
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	(3)	—
Net (decrease) increase in cash and cash equivalents and restricted cash	(580)	37
Cash and cash equivalents and restricted cash at beginning of year	11,809	11,380
Cash and cash equivalents and restricted cash at March 31,	$11,229	$11,417
Supplemental disclosures
Cash paid for
Interest	$1,370	$1,587
Income taxes	12	13
Noncash items
Finance receivables and loans held-for-investment transferred to loans held-for-sale	7	2,321
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

March 31, ($ in millions)	2026	2025
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$9,518	$10,409
Restricted cash and cash equivalents and restricted cash held for securitization trusts included in other assets on the Condensed Consolidated Balance Sheet (a)	1,711	1,008
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$11,229	$11,417
(a)Refer to Note 10 for additional details describing the nature of restricted cash and cash equivalent balances.
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
The Condensed Consolidated Financial Statements at March 31, 2026, and for the three months ended March 31, 2026, and 2025, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed on February 25, 2026, with the SEC.
Significant Accounting Policies
Income Taxes
In calculating the provision for interim income taxes, in accordance with ASC 740, Income Taxes, we apply an estimated annual effective tax rate to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. This method differs from that described in Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K, which describes our annual significant income tax accounting policy and related methodology.
Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K regarding additional significant accounting policies.
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
Purchased Loans (ASU 2025-08)
In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. This ASU expands the gross-up approach applied to PCD financial assets to loans that are purchased and considered seasoned, excluding credit card loans, debt securities, and trade receivables accounted for under the revenue recognition guidance. Under the expanded gross-up approach, the amortized cost basis for a seasoned loan receivable will be the purchase price plus the initial measurement of the allowance for loan losses, on the acquisition date. Any remaining discount embedded in the purchase price will be amortized into interest income over the term of the loan. The purchased seasoned loan designation would be evaluated on a loan-by-loan basis. The resulting accounting will reflect no day-one provision expense on qualifying seasoned loans and a lower yield over time than what is currently presented under the non-PCD model. Loans acquired in a business combination would be considered seasoned. For a loan acquired through an asset transfer or by consolidating a VIE, the acquisition must be at least 90 days after loan origination and the acquirer must not have been involved in originating the loan for the loan to be considered seasoned. The amendments are effective January 1, 2027, with early adoption permitted and must be adopted on a prospective basis. We are currently evaluating the impact of these amendments.

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
The following table presents a disaggregated view of our revenue from contracts with customers. For further information regarding our revenue recognition policies and details about the nature of our respective revenue streams, refer to Note 1 and Note 3 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated
2026
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$242	$—	$—	$242
Remarketing fee income	32	—	—	—	32
Brokerage commissions and other revenue	—	—	—	19	19
Banking fees and interchange income	—	—	—	5	5
Brokered/agent commissions	—	2	—	—	2
Other	6	—	—	1	7
Total revenue from contracts with customers	38	244	—	25	307
All other revenue	67	98	35	6	206
Total other revenue (d)	$105	$342	$35	$31	$513
2025
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$241	$—	$—	$241
Remarketing fee income	31	—	—	—	31
Brokerage commissions and other revenue	—	—	—	20	20
Banking fees and interchange income (e)	—	—	—	19	19
Brokered/agent commissions	—	5	—	—	5
Other	5	1	—	1	7
Total revenue from contracts with customers	36	247	—	40	323
All other revenue	61	117	29	(467)	(260)
Total other revenue (d)	$97	$364	$29	$(427)	$63
(a)We had opening balances of $3.0 billion in unearned revenue associated with outstanding contracts at both January 1, 2026, and 2025, and $239 million and $238 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended March 31, 2026, and 2025, respectively.
(b)At March 31, 2026, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $653 million during the remainder of 2026, $751 million in 2027, $599 million in 2028, $440 million in 2029, and $544 million thereafter. At March 31, 2025, we had unearned revenue of $3.0 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.8 billion at both March 31, 2026, and December 31, 2025, and recognized $138 million of expense during the three months ended March 31, 2026. We had deferred insurance assets of $1.8 billion at both March 31, 2025, and December 31, 2024, and recognized $141 million of expense during the three months ended March 31, 2025.
(d)Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.
(e)Interchange income is reported net of customer rewards related to Ally Credit Card. Customer rewards expense was $6 million for the three months ended March 31, 2025. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing losses on the sale of off-lease vehicles of $10 million and $19 million for the three months ended March 31, 2026, and 2025, respectively. These losses are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Refer to Note 8 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
3.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended March 31,
($ in millions)	2026	2025
Late charges and other administrative fees	$36	$51
Remarketing fees	32	31
Income from equity-method investments (a)	17	26
Other, net	92	89
Total other income, net of losses (b)	$177	$197
(a)Refer to Note 10 for further information on our equity-method investments.
(b)Includes the activity of Ally Credit Card prior to the sale on April 1, 2025.
4.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2026	2025
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$233	$189
Less: Reinsurance recoverable	69	60
Net reserves for insurance losses and loss adjustment expenses at January 1,	164	129
Net insurance losses and loss adjustment expenses incurred related to:
Current year	122	161
Prior years (a)	(1)	—
Total net insurance losses and loss adjustment expenses incurred	121	161
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(50)	(44)
Prior years	(55)	(54)
Total net insurance losses and loss adjustment expenses paid or payable	(105)	(98)
Net reserves for insurance losses and loss adjustment expenses at March 31,	180	192
Plus: Reinsurance recoverable (b)	71	76
Total gross reserves for insurance losses and loss adjustment expenses at March 31, (c)	$251	$268
(a)There have been no material adverse changes to the reserve for prior years.
(b)Included in premiums receivable and other insurance assets on our Condensed Consolidated Balance Sheet.
(c)Included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
5.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended March 31,
($ in millions)	2026	2025
Insurance commissions	$152	$161
Technology and communications	101	103
Advertising and marketing	60	61
Property and equipment depreciation	59	63
Lease and loan administration	45	46
Regulatory and licensing fees	36	44
Professional services	35	31
Vehicle remarketing and repossession	34	33
Amortization of intangible assets	—	3
Other	101	118
Total other operating expenses (a)	$623	$663
(a)Includes the activity of Ally Credit Card prior to the sale on April 1, 2025. Refer to Note 2 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information.

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

	March 31, 2026				December 31, 2025
	Amortized cost basis	Gross unrealized		Fair value	Amortized cost basis	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,444	$8	$(55)	$2,397	$2,308	$22	$(51)	$2,279
U.S. States and political subdivisions	593	—	(76)	517	624	1	(74)	551
Foreign government	202	1	(4)	199	191	1	(4)	188
Agency mortgage-backed residential (a)	14,787	16	(2,108)	12,695	14,966	19	(2,084)	12,901
Mortgage-backed residential	226	—	(33)	193	230	—	(32)	198
Agency mortgage-backed commercial (a)	5,729	8	(630)	5,107	5,540	14	(622)	4,932
Asset-backed	2	—	—	2	12	—	—	12
Corporate debt	1,991	8	(71)	1,928	1,954	19	(61)	1,912
Total available-for-sale securities (b) (c) (d) (e) (f)	$25,974	$41	$(2,977)	$23,038	$25,825	$76	$(2,928)	$22,973
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,337	$3	$(157)	$1,183	$1,303	$8	$(157)	$1,154
Mortgage-backed residential	2,957	203	—	3,160	3,018	228	—	3,246
Asset-backed retained notes	43	1	—	44	50	1	—	51
Total held-to-maturity securities (d) (f) (g)	$4,337	$207	$(157)	$4,387	$4,371	$237	$(157)	$4,451
(a)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $31 million liability and a $13 million asset for agency mortgage-backed residential securities at March 31, 2026, and December 31, 2025, respectively, and a $10 million asset and a $33 million asset for agency mortgage-backed commercial securities at March 31, 2026, and December 31, 2025, respectively. These basis adjustments would be allocated to the amortized cost basis of specific securities within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 18 for additional information.
(c)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $14 million at both March 31, 2026, and December 31, 2025.
(d)Investment securities with a fair value of $3.5 billion and $3.7 billion were pledged as collateral at March 31, 2026, and December 31, 2025, respectively. This primarily included $2.7 billion pledged to secure advances from the FHLB at both March 31, 2026, and December 31, 2025. This also included securities pledged for other purposes as required by contractual obligations or law, under which agreements we granted the counterparty the right to sell or pledge $866 million and $932 million of the underlying available-for-sale securities at March 31, 2026, and December 31, 2025, respectively.
(e)Totals do not include accrued interest receivable, which was $86 million and $87 million at March 31, 2026, and December 31, 2025, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(f)There was no allowance for credit losses recorded at both March 31, 2026, and December 31, 2025, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(g)Totals do not include accrued interest receivable, which was $12 million and $13 million at March 31, 2026, and December 31, 2025, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
March 31, 2026
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,397	3.5%	$68	1.5%	$2,050	3.7%	$279	2.3%	$—	—%
U.S. States and political subdivisions	517	3.4	39	5.1	54	3.7	53	4.5	371	3.1
Foreign government	199	2.8	14	1.9	92	2.3	93	3.4	—	—
Agency mortgage-backed residential (b)	12,695	2.9	—	—	1	2.8	—	—	12,694	2.9
Mortgage-backed residential	193	2.7	—	—	—	—	—	—	193	2.7
Agency mortgage-backed commercial (b)	5,107	2.7	144	3.1	1,647	3.3	2,491	2.4	825	2.3
Asset-backed	2	1.5	1	1.5	1	1.3	—	—	—	—
Corporate debt	1,928	3.6	214	2.6	892	2.5	700	4.9	122	5.4
Total available-for-sale securities	$23,038	3.0	$480	2.8	$4,737	3.3	$3,616	3.0	$14,205	2.9
Amortized cost basis of available-for-sale securities	$25,974		$483		$4,871		$4,046		$16,574
Amortized cost basis of held-to-maturity securities (c)
Agency mortgage-backed residential	$1,337	3.5%	$—	—%	$—	—%	$—	—%	$1,337	3.5%
Mortgage-backed residential	2,957	2.8	—	—	4	2.9	1	5.3	2,952	2.8
Asset-backed retained notes	43	5.4	—	—	30	5.3	13	5.7	—	—
Total held-to-maturity securities	$4,337	3.0	$—	—	$34	5.0	$14	5.7	$4,289	3.0
December 31, 2025
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,279	3.4%	$84	0.8%	$1,771	3.9%	$424	2.0%	$—	—%
U.S. States and political subdivisions	551	3.4	48	4.8	50	3.7	65	4.3	388	3.1
Foreign government	188	2.8	14	2.0	75	2.3	99	3.3	—	—
Agency mortgage-backed residential (b)	12,901	2.9	—	—	1	2.8	—	—	12,900	2.9
Mortgage-backed residential	198	2.7	—	—	—	—	—	—	198	2.7
Agency mortgage-backed commercial (b)	4,932	2.7	87	3.4	1,453	3.5	2,314	2.4	1,078	2.3
Asset-backed	12	1.5	—	—	12	1.5	—	—	—	—
Corporate debt	1,912	3.4	232	2.4	866	2.5	679	4.6	135	5.5
Total available-for-sale securities	$22,973	3.0	$465	2.5	$4,228	3.4	$3,581	2.9	$14,699	2.9
Amortized cost basis of available-for-sale securities	$25,825		$468		$4,298		$3,968		$17,091
Amortized cost basis of held-to-maturity securities (c)
Agency mortgage-backed residential	$1,303	3.5%	$—	—%	$—	—%	$—	—%	$1,303	3.5%
Mortgage-backed residential	3,018	2.8	—	—	5	2.9	1	5.5	3,012	2.8
Asset-backed retained notes	50	5.4	—	—	35	5.3	15	5.7	—	—
Total held-to-maturity securities	$4,371	3.0	$—	—	$40	5.0	$16	5.7	$4,315	3.0
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
(b)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $31 million liability and a $13 million asset for agency mortgage-backed residential securities at March 31, 2026, and December 31, 2025, respectively, and a $10 million asset and a $33 million asset for agency mortgage-backed commercial securities at March 31, 2026, and December 31, 2025, respectively. These basis adjustments would be allocated to the amortized cost basis of specific securities within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
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
The balances of cash equivalents were $444 million and $107 million at March 31, 2026, and December 31, 2025, respectively, and were composed primarily of money-market funds.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents interest and dividends on investment securities.

	Three months ended March 31,
($ in millions)	2026	2025
Taxable interest	$214	$210
Taxable dividends	4	5
Interest and dividends exempt from U.S. federal income tax	5	6
Interest and dividends on investment securities	$223	$221
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended March 31,
($ in millions)	2026	2025
Available-for-sale securities
Gross realized gains	$3	$—
Gross realized losses (a)	—	(495)
Net realized gain (loss) on available-for-sale securities	3	(495)
Net realized gain on equity securities	35	8
Net unrealized loss on equity securities	(59)	(12)
Other loss on investments, net	$(21)	$(499)
(a)Includes losses reclassified from accumulated other comprehensive loss related to the balance sheet repositioning of our available-for-sale securities portfolio during the three months ended March 31, 2025.
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of March 31, 2026, and December 31, 2025. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, Fitch, and DBRS. The ratings presented are a composite of the ratings sourced from the agencies or, if the ratings cannot be sourced from the agencies, are based on the asset type of the particular security. All our held-to-maturity securities were current in their payment of principal and interest as of both March 31, 2026, and December 31, 2025. We have not recorded any interest income reversals on our held-to-maturity securities during the three months ended March 31, 2026, or March 31, 2025.

($ in millions)	AAA	AA	A	BBB	Total (a)
March 31, 2026
Debt securities
Agency mortgage-backed residential	$—	$1,337	$—	$—	$1,337
Mortgage-backed residential	2,893	63	1	—	2,957
Asset-backed retained notes	38	3	1	1	43
Total held-to-maturity securities	$2,931	$1,403	$2	$1	$4,337
December 31, 2025
Debt securities
Agency mortgage-backed residential	$—	$1,303	$—	$—	$1,303
Mortgage-backed residential	2,951	66	1	—	3,018
Asset-backed retained notes	45	2	2	1	50
Total held-to-maturity securities	$2,996	$1,371	$3	$1	$4,371
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1. As of March 31, 2026, and December 31, 2025, we did not have the intent to sell available-for-sale securities in an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. We have not recorded any interest income reversals on our available-for-sale securities during the three months ended March 31, 2026, or March 31, 2025.

	March 31, 2026				December 31, 2025
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$267	$(1)	$572	$(54)	$—	$—	$609	$(51)
U.S. States and political subdivisions	47	(1)	398	(75)	24	—	429	(74)
Foreign government	91	(1)	67	(3)	51	(1)	72	(3)
Agency mortgage-backed residential (a)	552	(7)	9,938	(2,101)	120	—	10,310	(2,084)
Mortgage-backed residential	—	—	193	(33)	—	—	198	(32)
Agency mortgage-backed commercial (a)	678	(6)	3,548	(624)	299	(1)	3,629	(621)
Asset-backed	—	—	2	—	—	—	12	—
Corporate debt	423	(7)	1,030	(64)	86	(1)	1,123	(60)
Total available-for-sale securities	$2,058	$(23)	$15,748	$(2,954)	$580	$(3)	$16,382	$(2,925)
(a)Includes basis adjustments for certain securities that are included in closed portfolios with active hedges under the portfolio layer method at March 31, 2026, and December 31, 2025. The basis adjustments would be allocated to the amortized cost basis of specific securities within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
During the three months ended March 31, 2026, and March 31, 2025, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at March 31, 2026, or December 31, 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
7.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	March 31, 2026	December 31, 2025
Consumer automotive (a)	$86,662	$85,568
Consumer mortgage (b)	15,311	15,572
Total consumer	101,973	101,140
Commercial
Commercial and industrial
Automotive	18,972	18,339
Other	11,093	10,309
Commercial real estate	7,852	7,666
Total commercial	37,917	36,314
Total finance receivables and loans (c) (d)	$139,890	$137,454
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $2 million at both March 31, 2026, and December 31, 2025, of which all have exited the interest-only period.
(c)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.5 billion and $2.4 billion at March 31, 2026, and December 31, 2025, respectively.
(d)Totals do not include accrued interest receivable, which was $790 million and $800 million at March 31, 2026, and December 31, 2025, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months ended March 31, 2026, and 2025, respectively.

Three months ended March 31, 2026 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2026	$3,208	$12	$270	$3,490
Charge-offs (a)	(671)	—	(1)	(672)
Recoveries	247	8	—	255
Net charge-offs	(424)	8	(1)	(417)
Provision for credit losses	467	(9)	9	467
Other	(1)	—	1	—
Allowance at March 31, 2026	$3,250	$11	$279	$3,540
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for information regarding our charge-off policies.

Three months ended March 31, 2025 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2025	$3,170	$19	$319	$206	$3,714
Charge-offs (b)	(676)	—	(68)	(1)	(745)
Recoveries	231	1	5	1	238
Net charge-offs	(445)	1	(63)	—	(507)
Provision for credit losses	418	—	(257)	30	191
Other	1	(2)	1	—	—
Allowance at March 31, 2025	$3,144	$18	$—	$236	$3,398
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for information regarding our charge-off policies.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents sales of finance receivables and loans and transfers of finance receivables and loans from held-for-investment to held-for-sale based on net carrying value.

	Three months ended March 31,
($ in millions)	2026	2025
Consumer other (a)	$—	$2,248
Commercial	7	73
Total sales and transfers	$7	$2,321
(a)Consists of credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information.
The following table presents purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended March 31,
($ in millions)	2026	2025
Consumer automotive	$1,622	$749
Consumer mortgage	—	8
Commercial	2	—
Total purchases of finance receivables and loans	$1,624	$757
Nonaccrual Loans
The following tables present the amortized cost basis of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of March 31, 2026, and December 31, 2025. Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information on our accounting policy for finance receivables and loans on nonaccrual status.

		March 31, 2026
($ in millions)	Nonaccrual status at Jan. 1, 2026	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,155	$1,128	$410
Consumer mortgage	62	62	40
Total consumer	1,217	1,190	450
Commercial
Commercial and industrial
Automotive	15	3	3
Other	124	112	3
Commercial real estate	10	1	1
Total commercial	149	116	7
Total finance receivables and loans (b)	$1,366	$1,306	$457
(a)Represents a component of nonaccrual status at end of period.
(b)We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $13 million for the three months ended March 31, 2026.

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
(d)We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $4 million for the three months ended March 31, 2025.
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

	Origination year							Revolving loans converted to term
March 31, 2026 ($ in millions)	2026	2025	2024	2023	2022	2021 and prior	Revolving loans		Total
Consumer automotive
Current	$10,303	$30,792	$17,844	$11,317	$7,695	$4,750	$—	$—	$82,701
30–59 days past due	24	563	567	529	477	356	—	—	2,516
60–89 days past due	1	200	236	236	226	153	—	—	1,052
90 or more days past due	—	83	90	89	86	69	—	—	417
Total consumer automotive (a)	10,328	31,638	18,737	12,171	8,484	5,328	—	—	86,686
Consumer mortgage
Current	—	—	12	26	1,670	13,506	—	7	15,221
30–59 days past due	—	—	—	—	3	35	—	—	38
60–89 days past due	—	—	—	1	1	8	—	—	10
90 or more days past due	—	—	—	1	5	34	—	2	42
Total consumer mortgage	—	—	12	28	1,679	13,583	—	9	15,311
Total consumer	$10,328	$31,638	$18,749	$12,199	$10,163	$18,911	$—	$9	$101,997
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost basis excludes a liability of $24 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at March 31, 2026. These basis adjustments would be allocated to the amortized cost basis of specific loans within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.

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

	Origination year							Revolving loans converted to term
March 31, 2026 ($ in millions)	2026	2025	2024	2023	2022	2021 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$630	$923	$340	$243	$254	$167	$14,816	$—	$17,373
Special mention	—	5	—	15	9	5	1,509	—	1,543
Substandard	—	—	1	—	1	—	54	—	56
Total automotive	630	928	341	258	264	172	16,379	—	18,972
Other
Pass	256	684	596	193	235	368	7,124	228	9,684
Special mention	—	69	71	—	262	368	390	6	1,166
Substandard	—	—	—	—	—	80	51	—	131
Doubtful	—	—	—	—	—	93	19	—	112
Total other	256	753	667	193	497	909	7,584	234	11,093
Commercial real estate
Pass	389	2,079	998	754	1,032	2,166	66	69	7,553
Special mention	7	22	45	35	65	105	—	—	279
Substandard	—	—	—	2	15	1	—	—	18
Doubtful	—	—	—	2	—	—	—	—	2
Total commercial real estate	396	2,101	1,043	793	1,112	2,272	66	69	7,852
Total commercial	$1,282	$3,782	$2,051	$1,244	$1,873	$3,353	$24,029	$303	$37,917

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2025 ($ in millions)	2025	2024	2023	2022	2021	2020 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$942	$391	$257	$266	$113	$86	$14,861	$—	$16,916
Special mention	2	1	15	10	—	5	1,328	—	1,361
Substandard	1	1	—	1	—	—	59	—	62
Total automotive	945	393	272	277	113	91	16,248	—	18,339
Other
Pass	757	594	173	306	215	166	6,647	191	9,049
Special mention	—	47	—	236	115	260	347	8	1,013
Substandard	—	—	—	—	20	61	42	—	123
Doubtful	—	—	—	—	—	107	17	—	124
Total other	757	641	173	542	350	594	7,053	199	10,309
Commercial real estate
Pass	1,981	1,069	759	1,080	919	1,461	55	59	7,383
Special mention	—	45	44	67	45	61	—	—	262
Substandard	—	—	2	15	—	1	—	—	18
Doubtful	—	—	2	1	—	—	—	—	3
Total commercial real estate	1,981	1,114	807	1,163	964	1,523	55	59	7,666
Total commercial	$3,683	$2,148	$1,252	$1,982	$1,427	$2,208	$23,356	$258	$36,314
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
March 31, 2026
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$18,972	$18,972
Other	—	—	71	71	11,022	11,093
Commercial real estate	—	—	2	2	7,850	7,852
Total commercial	$—	$—	$73	$73	$37,844	$37,917
December 31, 2025
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$18,339	$18,339
Other	—	—	70	70	10,239	10,309
Commercial real estate	—	—	3	3	7,663	7,666
Total commercial	$—	$—	$73	$73	$36,241	$36,314

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present gross charge-offs of our finance receivables and loans for each portfolio class by origination year during the three months ended March 31, 2026, and during the year ended December 31, 2025, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information on our charge-off policy.

	Origination year							Revolving loans converted to term
March 31, 2026 ($ in millions)	2026	2025	2024	2023	2022	2021 and prior	Revolving loans		Total
Consumer automotive	$1	$147	$162	$158	$125	$78	$—	$—	$671
Total consumer	1	147	162	158	125	78	—	—	671
Commercial
Commercial and industrial
Other	—	—	—	—	—	1	—	—	1
Total commercial	—	—	—	—	—	1	—	—	1
Total finance receivables and loans	$1	$147	$162	$158	$125	$79	$—	$—	$672

	Origination year							Revolving loans converted to term
December 31, 2025 ($ in millions)	2025	2024	2023	2022	2021	2020 and prior	Revolving loans		Total
Consumer automotive	$168	$564	$747	$660	$318	$153	$—	$—	$2,610
Consumer mortgage (a)	—	—	—	1	1	1	—	—	3
Consumer other (b)	—	—	—	—	—	—	64	4	68
Total consumer	168	564	747	661	319	154	64	4	2,681
Commercial
Commercial and industrial
Automotive	—	—	—	—	1	—	1	—	2
Total commercial	—	—	—	—	1	—	1	—	2
Total finance receivables and loans	$168	$564	$747	$661	$320	$154	$65	$4	$2,683
(a)Excludes $5 million of write-downs from transfers to held-for-sale during the year ended December 31, 2025.
(b)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Loan Modifications with Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans that were modified subsequent to origination during the three months ended March 31, 2026, and 2025, respectively, for each portfolio segment, by modification type. For additional information on loan modification types in scope of this disclosure, refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K. The below tables exclude consumer mortgage finance receivables and loans currently enrolled in a trial modification program. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. If the borrower successfully completes the trial loan modification program, the contractual terms of the loan are updated and the modification is considered permanent. As of March 31, 2026, and December 31, 2025, there were $9 million and $8 million of consumer mortgage finance receivables and loans in a trial modification program, respectively.

	Payment extensions
Three months ended March 31, 2026 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$199	$3	$—	$—	$202
Consumer mortgage	—	1	—	—	2	3
Total consumer	—	200	3	—	2	205
Commercial
Commercial and industrial
Automotive	7	—	—	—	—	7
Other	—	54	—	—	—	54
Total commercial	7	54	—	—	—	61
Total finance receivables and loans	$7	$254	$3	$—	$2	$266
(a)Represents 0.2% of total finance receivables and loans outstanding as of March 31, 2026.

	Payment extensions
Three months ended March 31, 2025 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$105	$1	$—	$—	$106
Consumer mortgage	—	—	—	—	1	1
Total consumer	—	105	1	—	1	107
Commercial
Commercial and industrial
Automotive	2	—	—	—	—	2
Other	4	22	—	—	—	26
Total commercial	6	22	—	—	—	28
Total finance receivables and loans	$6	$127	$1	$—	$1	$135
(a)Represents 0.1% of total finance receivables and loans outstanding as of March 31, 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the financial effect of loan modifications that occurred during the three months ended March 31, 2026, and 2025, respectively.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b) (c)
Three months ended March 31, 2026 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	36	$1	—%	—%	—	—	—%	—%
Consumer mortgage	204	—	—	—	291	402	3.8	2.0
Commercial
Commercial and industrial
Automotive	7	$—	—%	—%	—	—	—%	—%
Other	20	—	—	—	—	—	—	—
Total commercial	18	$—	—	—	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.
(c)Some consumer mortgage combination loan modifications include deferrals of principal. The weighted average number of months deferred for these loans was 159 months.

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
The following tables present the subsequent performance of loans recorded at amortized cost basis, by portfolio segment and credit quality indicator, that were modified within the 12 months prior to March 31, 2026, and 2025, respectively.

March 31, 2026 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$585	$97	$33	$9	$724
Principal forgiveness	—	—	1	8	9
Combination	1	—	—	—	1
Total consumer automotive	586	97	34	17	734
Consumer mortgage
Payment deferrals	—	1	—	—	1
Contractual maturity extensions	2	1	—	—	3
Interest rate concessions	—	—	—	1	1
Combination	6	—	—	—	6
Total consumer mortgage	8	2	—	1	11
Total consumer	$594	$99	$34	$18	$745

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

March 31, 2026 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Automotive
Payment deferrals	$—	$—	$7	$—	$7
Interest rate concessions	—	—	13	—	13
Total automotive	—	—	20	—	20
Other
Payment deferrals	35	—	—	—	35
Contractual maturity extensions	74	71	19	—	164
Total other	109	71	19	—	199
Commercial real estate
Payment deferrals	—	3	—	—	3
Interest rate concessions	—	—	7	—	7
Total commercial real estate	—	3	7	—	10
Total commercial	$109	$74	$46	$—	$229

March 31, 2025 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$328	$62	$23	$7	$420
Principal forgiveness	—	—	—	5	5
Combination	2	—	—	—	2
Total consumer automotive	330	62	23	12	427
Consumer mortgage
Contractual maturity extensions	1	—	—	1	2
Combination	1	—	—	—	1
Total consumer mortgage	2	—	—	1	3
Total consumer	$332	$62	$23	$13	$430

March 31, 2025 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Automotive
Payment deferrals	$—	$—	$4	$—	$4
Combination	—	—	—	3	3
Total automotive	—	—	4	3	7
Other
Payment deferrals	—	—	4	—	4
Contractual maturity extensions	25	—	22	—	47
Combination	—	—	14	—	14
Total other	25	—	40	—	65
Commercial real estate
Payment deferrals	—	—	—	1	1
Total commercial real estate	—	—	—	1	1
Total commercial	$25	$—	$44	$4	$73
As of March 31, 2026, 2,580 consumer automotive loans with a total amortized cost basis of $60 million and 1 consumer mortgage loan with a total amortized cost basis of $1 million redefaulted within 12 months of modification, whereas 1,858 consumer automotive loans with a total amortized cost basis of $46 million redefaulted within 12 months of modification as of March 31, 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
8.    Leasing
Ally as the Lessee
We have operating leases for certain of our corporate facilities, which have remaining lease terms of 1 month to 10 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend or terminate the lease. We do not include these term extensions or termination provisions in our estimates of the lease term if we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.
During both the three months ended March 31, 2026, and March 31, 2025, we paid $9 million in cash for amounts included in the measurement of lease liabilities. These amounts are included in net cash provided by operating activities in our Condensed Consolidated Statement of Cash Flows. During the three months ended March 31, 2026, and March 31, 2025, we obtained $7 million and $5 million, respectively, of ROU assets in exchange for new lease liabilities. As of March 31, 2026, the weighted-average remaining lease term of our operating lease portfolio was 5 years, and the weighted-average discount rate was 3.68%, compared to 5 years and 3.66% as of December 31, 2025.
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of March 31, 2026, and that have noncancelable lease terms expiring after March 31, 2026.

($ in millions)
2026	$29
2027	33
2028	28
2029	10
2030	9
2031 and thereafter	24
Total undiscounted cash flows	133
Difference between undiscounted cash flows and discounted cash flows	(12)
Total lease liability	$121
The following table details the components of total net operating lease expense.

	Three months ended March 31,
($ in millions)	2026	2025
Operating lease expense	$8	$8
Variable lease expense	2	1
Total lease expense, net (a)	$10	$9
(a)Included in other operating expenses in our Condensed Consolidated Statement of Comprehensive Income.
Ally as the Lessor
Investment in Operating Leases
We purchase consumer operating lease contracts and the associated vehicles from automotive dealerships or manufacturers after those contracts are executed. The amount we pay for an operating lease contract is based on the negotiated price for the vehicle less vehicle trade-in, down payment from the consumer, and available automotive manufacturer incentives. Under the operating lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value, down payment, tax credits, or available manufacturer incentives) exceeds the contract residual value (including residual support) of the vehicle at lease termination, plus operating lease rental charges. The customer can terminate the lease at any point after commencement, subject to additional charges and fees. The consumer, dealership, or automotive manufacturer may have the option to purchase the vehicle at the end of the lease term, which generally ranges from 24 to 60 months, at the residual value of the vehicle, however it is not reasonably certain this option will be exercised and accordingly our consumer leases are classified as operating leases. In addition to the charges described above, the consumer is generally responsible for certain charges related to excess mileage or excessive wear and tear on the vehicle. These charges are deemed variable lease payments and, as these payments are not based on a rate or index, they are recognized as net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income as incurred.
When we acquire a consumer operating lease, we assume ownership of the vehicle. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. When vehicles are not purchased by

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
customers, the receiving dealer, or automotive manufacturer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value after adjusting for any OEM residual value guarantees. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value after adjusting for any OEM residual value guarantees resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of both March 31, 2026, and December 31, 2025, consumer operating leases with a carrying value, net of accumulated depreciation, of $3.4 billion were covered by OEM residual value guarantees of approximately 50% of the vehicles’ contract residual value.
The following table details our investment in operating leases.

($ in millions)	March 31, 2026	December 31, 2025
Vehicles	$10,131	$10,163
Accumulated depreciation	(1,432)	(1,391)
Investment in operating leases, net	$8,699	$8,772
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after March 31, 2026.

($ in millions)
2026	$1,118
2027	1,041
2028	460
2029	75
2030	3
Total lease payments from operating leases	$2,697
We recognized operating lease revenue of $392 million and $351 million, for the three months ended March 31, 2026, and 2025, respectively. Depreciation expense on operating lease assets includes net remarketing losses recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended March 31,
($ in millions)	2026	2025
Depreciation expense on operating lease assets (excluding remarketing losses) (a)	$258	$221
Remarketing losses, net	10	19
Net depreciation expense on operating lease assets	$268	$240
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $5 million and $6 million during the three months ended March 31, 2026, and 2025, respectively.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which consists of lease payment receivables, and is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet, was $375 million, and $376 million as of March 31, 2026, and December 31, 2025, respectively. Interest income on finance lease receivables was $8 million and $11 million for the three months ended March 31, 2026, and 2025, respectively, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after March 31, 2026.

($ in millions)
2026	$102
2027	123
2028	95
2029	66
2030	38
2031 and thereafter	15
Total undiscounted cash flows	439
Difference between undiscounted cash flows and discounted cash flows	(64)
Present value of lease payments recorded as lease receivable	$375
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
The VIEs included on our Condensed Consolidated Balance Sheet represent SPEs where we are deemed to be the primary beneficiary, primarily due to our servicing activities and our beneficial interests in the VIE that could be potentially significant.
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
The pretax loss on sales of financial assets into nonconsolidated VIEs was $3 million during the three months ended March 31, 2026. We had no pretax gains or losses during the three months ended March 31, 2025.
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
Refer to Note 1 and Note 11 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for further description of our securitization activities and our involvement with VIEs.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents our involvement in consolidated and nonconsolidated VIEs in which we hold variable interests. We have excluded certain transactions with nonconsolidated entities from the balances presented in the table below, where our only continuing involvement relates to financial interests obtained through the ordinary course of business, primarily from lending and investing arrangements. For additional detail related to the assets and liabilities of consolidated variable interest entities, refer to our Condensed Consolidated Balance Sheet.

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
March 31, 2026
On‑balance sheet variable interest entities
Consumer automotive	$12,625	(b)	$2,191	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	46	(e)	—		3,379	3,425	(f)
Commercial other	2,778	(g)	736	(h)	—	3,539	(i)
Total	$15,449		$2,927		$3,379	$6,964
December 31, 2025
On-balance sheet variable interest entities
Consumer automotive	$12,149	(b)	$1,619	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	53	(e)	—		3,192	3,245	(f)
Commercial other	2,822	(g)	820	(h)	—	3,690	(i)
Total	$15,024		$2,439		$3,192	$6,935
(a)Represents the current unpaid principal balance of outstanding consumer automotive finance receivables and loans within the VIEs.
(b)Includes $8.9 billion of assets that were not encumbered by VIE beneficial interests held by third parties at both March 31, 2026, and December 31, 2025. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $131 million and $137 million of liabilities that were not obligations to third-party beneficial interest holders at March 31, 2026, and December 31, 2025, respectively.
(d)Includes activity where we sell loans through a pass-through program to a third party.
(e)Represents retained notes and certificated residual interests, of which $43 million and $50 million were classified as held-to-maturity securities at March 31, 2026, and December 31, 2025, respectively, and $3 million were classified as other assets at both March 31, 2026, and December 31, 2025. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations.
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
(g)Amounts are classified as other assets except for $57 million and $56 million classified as equity securities at March 31, 2026, and December 31, 2025, respectively.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the three months ended March 31, 2026, and March 31, 2025. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

	Three months ended March 31,
($ in millions)	2026	2025
Consumer automotive
Cash proceeds from transfers completed during the period	$480	$191
Servicing fees	20	14
Cash flows received on retained interests in securitization entities	8	12
Other cash flows received	2	1
Consumer other (a)
Cash proceeds from transfers completed during the period	—	8
Servicing fees	—	1
(a)Includes activity from Ally Credit Card. We closed the sale of Ally Credit Card on April 1, 2025.
Delinquencies and Net Credit Losses
The following tables present quantitative information about off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Off-balance-sheet securitization entities
Consumer automotive	$858	$1,002	$16	$18
Whole-loan sales (a)
Consumer automotive	2,521	2,190	143	143
Total	$3,379	$3,192	$159	$161
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
	Three months ended March 31,
($ in millions)	2026	2025
Off-balance-sheet securitization entities
Consumer automotive	$4	$5
Whole-loan sales (a)
Consumer automotive	41	23
Consumer other (b)	—	7
Total	$45	$35
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.
(b)Includes activity from Ally Credit Card. We closed the sale of Ally Credit Card on April 1, 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
10.    Other Assets
The components of other assets were as follows.

($ in millions)	March 31, 2026	December 31, 2025
Property and equipment at cost	$2,275	$2,280
Accumulated depreciation	(1,150)	(1,130)
Net property and equipment	1,125	1,150
Net deferred tax assets	2,368	2,334
Proportional amortization investments (a) (b)	2,032	2,094
Restricted cash and cash equivalents (c)	1,390	1,543
Accrued interest, fees, and rent receivables (d)	930	941
Nonmarketable equity investments	901	922
Equity-method investments (e)	741	715
Restricted cash held for securitization trusts (f)	321	236
Other accounts receivable	210	403
Goodwill	190	190
Operating lease right-of-use assets	107	109
Other assets	995	986
Total other assets (g)	$11,310	$11,623
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments.
(b)Presented gross of the associated unfunded commitment. Refer to Note 13 for further information.
(c)Primarily represents restricted cash equivalents funded through the issuance of credit-linked notes. Additionally, includes a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements associated with operational processes with a third-party bank, partner, or letter of credit arrangements and corresponding collateral requirements. Refer to Note 17 for further information about the issuance of credit-linked notes.
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
(g)Includes gross intangible assets of $80 million at both March 31, 2026, and December 31, 2025, and accumulated amortization of $80 million at both March 31, 2026, and December 31, 2025.
The following table summarizes information about our proportional amortization investments.

	Three months ended March 31,
($ in millions)	2026	2025
Tax credits and other tax benefits from proportional amortization investments (a) (b)	$79	$56
Investment amortization expense recognized as a component of income tax expense (a)	62	45
Net benefit from proportional amortization investments (a)	$17	$11
(a)Amounts are included within income tax expense from continuing operations on our Condensed Consolidated Statement of Comprehensive Income and as a component of operating activities within deferred income taxes, other assets, and other liabilities on our Condensed Consolidated Statement of Cash Flows.
(b)There were no impairment losses recognized during the three months ended March 31, 2026, and March 31, 2025, resulting from the forfeiture or ineligibility of tax credits or other circumstances.
Our proportional amortization investments were $2.0 billion and $2.1 billion at March 31, 2026, and December 31, 2025, respectively, and are included within other assets on our Condensed Consolidated Balance Sheet. Unfunded commitments to provide additional capital to proportional amortization investments were $735 million and $819 million at March 31, 2026, and December 31, 2025, respectively, and are included within accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Substantially all of the unfunded commitments at March 31, 2026, are expected to be paid out within the next five years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The total carrying value of the nonmarketable equity investments held at March 31, 2026, and December 31, 2025, including cumulative unrealized gains and losses, was as follows.

($ in millions)	March 31, 2026	December 31, 2025
FRB stock	$454	$452
FHLB stock	335	359
Equity investments without a readily determinable fair value
Cost basis	94	94
Adjustments
Upward adjustments	56	57
Downward adjustments (including impairment)	(38)	(40)
Carrying amount, equity investments without a readily determinable fair value	112	111
Nonmarketable equity investments	$901	$922
During the three months ended March 31, 2026, and March 31, 2025, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of March 31, 2026, and March 31, 2025, were as follows.

	Three months ended March 31,
($ in millions)	2026	2025
Upward adjustments	$—	$—
Downward adjustments (including impairment) (a)	$(1)	$—
(a)No impairment on FHLB and FRB stock was recognized during the three months ended March 31, 2026, and March 31, 2025.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2024	$20	$27	$504	$551
Goodwill impairment	—	—	(305)	(305)
Transfer to assets of operations held-for-sale (b)	—	—	(56)	(56)
Goodwill at December 31, 2025	$20	$27	$143	$190
Goodwill impairment	—	—	—	—
Goodwill at March 31, 2026	$20	$27	$143	$190
(a)Includes $143 million of goodwill associated with Ally Invest at both March 31, 2026, and December 31, 2025.
(b)We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for further information on Ally Credit Card.
During the year ended December 31, 2025, we recognized a $305 million goodwill impairment charge at Corporate and Other related to the transfer of Ally Credit Card to held-for-sale on the Condensed Consolidated Balance Sheet. Subsequent to the impairment charge, the goodwill balance of $56 million was transferred to assets of operations held-for-sale on the Condensed Consolidated Balance Sheet. We closed the sale of Ally Credit Card on April 1, 2025. For additional information, refer to Note 2 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
11.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	March 31, 2026	December 31, 2025
Noninterest-bearing deposits	$137	$125
Interest-bearing deposits
Savings, money market, and spending accounts	112,800	109,214
Certificates of deposit	40,215	42,310
Total deposit liabilities	$153,152	$151,649
At March 31, 2026, and December 31, 2025, certificates of deposit included $5.9 billion and $6.2 billion, respectively, of those in denominations in excess of $250 thousand.
12.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	March 31, 2026			December 31, 2025
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$3,600	$3,600	$—	$4,150	$4,150
Securities sold under agreements to repurchase	—	526	526	—	545	545
Total short-term borrowings	$—	$4,126	$4,126	$—	$4,695	$4,695
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of March 31, 2026, the securities sold under agreements to repurchase consisted of $526 million in U.S. Treasury securities, of which $427 million in repurchase agreements were set to mature within 30 days, and the remaining $99 million of repurchase agreements are set to mature within 31 to 60 days.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess fair value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. As of March 31, 2026, we placed cash collateral of $10 million related to repurchase agreements. As of December 31, 2025, we placed cash collateral of $1 million related to repurchase agreements.
Long-Term Debt
The following table presents the composition of our long-term debt portfolio.

	March 31, 2026			December 31, 2025
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a) (b)
Due within one year	$(20)	$2,459	$2,439	$—	$2,659	$2,659
Due after one year	9,939	4,971	14,910	10,012	4,399	14,411
Total long-term debt (c)	$9,919	$7,430	$17,349	$10,012	$7,058	$17,070
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 18 for additional information.
(b)Includes scheduled amortization of original issue discount.
(c)Includes advances from the FHLB of Pittsburgh of $4.2 billion at both March 31, 2026, and December 31, 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents the scheduled remaining maturity of long-term debt at March 31, 2026, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2026	2027	2028	2029	2030	2031 and thereafter	Total
Unsecured
Long-term debt	$59	$1,595	$876	$1,748	$793	$5,518	$10,589
Original issue discount	(63)	(95)	(107)	(123)	(143)	(139)	(670)
Total unsecured	(4)	1,500	769	1,625	650	5,379	9,919
Secured
Long-term debt	2,079	2,751	2,056	435	85	24	7,430
Total long-term debt	$2,075	$4,251	$2,825	$2,060	$735	$5,403	$17,349
The following table summarizes assets restricted as collateral for the payment of the related debt obligation.

($ in millions)	March 31, 2026	December 31, 2025
Consumer automotive finance receivables	$37,151	$36,807
Consumer mortgage finance receivables	15,342	15,604
Commercial finance receivables	7,899	7,686
Investment securities (amortized cost basis of $3,012 and $3,114) (a)	3,187	3,292
Other assets (b)	1,224	1,381
Total assets restricted as collateral (c) (d)	$64,803	$64,770
Secured debt (e)	$11,556	$11,753
(a)A portion of the restricted investment securities at both March 31, 2026, and December 31, 2025, was restricted under repurchase agreements. Refer to the section above titled Short-Term Borrowings for information on the repurchase agreements.
(b)Includes the collateral accounts restricted for the payment of credit-linked notes recorded within restricted cash and cash equivalents. Excludes restricted cash and cash reserves for securitization trusts. Refer to Note 10 and Note 17 for additional information.
(c)All restricted assets are those of Ally Bank.
(d)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $25.9 billion and $26.0 billion at March 31, 2026, and December 31, 2025, respectively. These assets were primarily composed of consumer mortgage finance receivables and loans as well as mortgage-backed securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $33.6 billion and $33.7 billion at March 31, 2026, and December 31, 2025, respectively. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(e)Includes $4.1 billion and $4.7 billion of short-term borrowings at March 31, 2026, and December 31, 2025, respectively.
13.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	March 31, 2026	December 31, 2025
Unfunded commitments for proportional amortization investments (a)	$735	$819
Accounts payable	544	420
Reserves for insurance losses and loss adjustment expenses (b)	251	233
Employee compensation and benefits	242	417
Deferred revenue	135	141
Operating lease liabilities	121	124
Other liabilities	488	551
Total accrued expenses and other liabilities	$2,516	$2,705
(a)Primarily relates to unfunded commitments for investments in qualified affordable housing projects.
(b)Refer to Note 4 for further information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
14.    Preferred Stock
The following table summarizes information about our preferred stock. For additional information regarding our preferred stock, refer to Note 17 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.

	March 31, 2026	December 31, 2025
Series B preferred stock (a) (b)
Issuance date	April 22, 2021	April 22, 2021
Carrying value ($ in millions)	$1,335	$1,335
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,350,000	1,350,000
Number of shares issued and outstanding	1,350,000	1,350,000
Dividend/coupon
Prior to May 15, 2026	4.700%	4.700%
On and after May 15, 2026	Five Year Treasury + 3.868%	Five Year Treasury + 3.868%
Series C preferred stock (a)
Issuance date	June 2, 2021	June 2, 2021
Carrying value ($ in millions)	$989	$989
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,000,000	1,000,000
Number of shares issued and outstanding	1,000,000	1,000,000
Dividend/coupon
Prior to May 15, 2028	4.700%	4.700%
On and after May 15, 2028	Seven Year Treasury + 3.481%	Seven Year Treasury + 3.481%
(a)We may, at our option, redeem the Series B and Series C shares on any dividend payment date on or after May 15, 2026, or May 15, 2028, respectively, or at any time within 90 days following a regulatory event that precludes the instruments from being included in additional Tier 1 capital.
(b)On May 4, 2026, we announced our intent to redeem all of our issued and outstanding 4.700% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B on May 15, 2026. Refer to Note 24 for additional information.
15.    Accumulated Other Comprehensive Loss
The following table presents changes, net of tax, in each component of accumulated other comprehensive loss.

	Investment securities
($ in millions)	Available- for-sale securities (a)	Held-to-maturity securities	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Accumulated other comprehensive loss
Balance at January 1, 2025	$(3,307)	$(616)	$20	$(21)	$(3,924)
Net change	642	15	—	5	662
Balance at March 31, 2025	$(2,665)	$(601)	$20	$(16)	$(3,262)
Balance at January 1, 2026	$(2,260)	$(551)	$23	$2	$(2,786)
Net change	(5)	14	—	4	13
Balance at March 31, 2026	$(2,265)	$(537)	$23	$6	$(2,773)
(a)Represents the after-tax difference between the fair value and amortized cost basis of our available-for-sale securities portfolio. Refer to Note 6 for additional information.
(b)For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Three months ended March 31, 2026 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized losses arising during the period	$(4)		$1		$(3)
Less: Net realized gains reclassified to income from continuing operations	3	(a)	(1)	(b)	2
Net change	(7)		2		(5)
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(19)	(c)	5	(b)	(14)
Translation adjustments
Net unrealized losses arising during the period	(3)		1		(2)
Net investment hedges (d)
Net unrealized gains arising during the period	3		(1)		2
Cash flow hedges (d)
Less: Net realized losses reclassified to income from continuing operations	(5)	(e)	1	(b)	(4)
Net change	5		(1)		4
Other comprehensive income	$17		$(4)		$13
(a)Includes gains reclassified to other loss on investments, net, in our Condensed Consolidated Statement of Comprehensive Income.
(b)Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.
(c)Includes amounts reclassified to interest and dividends on investment securities and other earning assets in our Condensed Consolidated Statement of Comprehensive Income.
(d)For additional information on derivative instruments and hedging activities, refer to Note 18.
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
(a)Includes losses reclassified to other loss on investments, net, in our Condensed Consolidated Statement of Comprehensive Income related to the balance sheet repositioning of our available-for-sale securities portfolio. Refer to Note 8 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information.
(b)Includes amounts reclassified to income tax expense (benefit) from continuing operations in our Condensed Consolidated Statement of Comprehensive Income.
(c)Includes amounts reclassified to interest and dividends on investment securities and other earning assets in our Condensed Consolidated Statement of Comprehensive Income.
(d)For additional information on derivative instruments and hedging activities, refer to Note 18.
(e)Includes losses reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
16.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended March 31,
($ in millions, except per share data; shares in thousands) (a)	2026	2025
Net income (loss) from continuing operations	$319	$(225)
Preferred stock dividends — Series B	(16)	(16)
Preferred stock dividends — Series C	(12)	(12)
Net income (loss) from continuing operations attributable to common shareholders	$291	$(253)
Net income (loss) attributable to common shareholders	$291	$(253)
Basic weighted-average common shares outstanding (b)	310,992	309,006
Diluted weighted-average common shares outstanding (b) (c)	313,219	309,006
Basic earnings per common share
Net income (loss) from continuing operations	$0.94	$(0.82)
Net income (loss)	$0.94	$(0.82)
Diluted earnings per common share
Net income (loss) from continuing operations	$0.93	$(0.82)
Net income (loss)	$0.93	$(0.82)
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and share repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm, like Ally, is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of March 31, 2026, the stress capital buffer requirement for Ally was 2.6%. Refer to the discussion below regarding a rule proposed by the FRB that would make certain changes to the methodology for determining the stress capital buffer requirement.
Ally and Ally Bank are currently subject to the U.S. Basel III standardized approach for credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not currently subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. Since Ally and Ally Bank are currently not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income and loss from regulatory capital. At both March 31, 2026, and December 31, 2025, Ally had $2.8 billion of accumulated other comprehensive loss, net of applicable income taxes, that was excluded from Common Equity Tier 1 capital. Refer to the discussion below about rules proposed by the U.S. banking agencies in 2023 that would require us to recognize all components of accumulated other comprehensive income and loss in regulatory capital, except gains and losses on cash-flow hedges where the hedged items are not recognized on our balance sheet at fair value. Refer also to Note 15 for additional details about our accumulated other comprehensive loss.
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
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both March 31, 2026, and December 31, 2025, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
Under FDICIA and the PCA framework, IDIs such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Our brokered deposits totaled $5.6 billion at March 31, 2026, which represented 3.7% of total deposit liabilities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes our capital ratios under U.S. Basel III.

	March 31, 2026		December 31, 2025		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,695	10.11%	$15,629	10.23%	4.50%	(b)
Ally Bank	17,914	12.38	17,853	12.50	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,934	11.56%	$17,885	11.70%	6.00%	6.00%
Ally Bank	17,914	12.38	17,853	12.50	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$20,793	13.40%	$20,731	13.56%	8.00%	10.00%
Ally Bank	19,744	13.65	19,659	13.77	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$17,934	9.16%	$17,885	9.25%	4.00%	(b)
Ally Bank	17,914	9.72	17,853	9.82	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally was subject to a minimum capital conservation buffer of 2.6% at both March 31, 2026, and December 31, 2025, and Ally Bank was subject to a minimum capital conservation buffer of 2.5% at both March 31, 2026, and December 31, 2025.
(b)Currently, there is no ratio component for determining whether a BHC is “well-capitalized.”
(c)Federal regulatory reporting guidelines require the calculation of adjusted quarterly average assets using a daily average methodology.
Under U.S. Basel III, Category I and II firms calculate their risk-weighted assets under two different methodologies—the standardized approach, and the advanced approaches that rely on internal models. These firms are generally bound to the more stringent of the two calculations. Category III and IV firms, and other banking organizations subject to risk-based capital standards apply only the standardized approach under U.S. Basel III. In March 2026, the U.S. banking agencies issued two proposed rules to customize and implement revisions to the global Basel III capital framework that were approved by the Basel Committee in December 2017.
The first proposed rule would replace this dual-stack framework for Category I and II firms with a single, new risk-weighted assets calculation referred to as the expanded risk-based approach. The advanced approaches would be removed from the regulatory capital framework. The standardized approach, as modified by the second proposed rule, would continue to apply to all other firms that are subject to risk-based capital standards. Banking organizations of any size, however, would have the option to elect to use the expanded risk-based approach instead of the revised standardized approach. Relative to the current dual-stack framework, the expanded risk-based approach is a standardized framework intended to promote simplicity, risk sensitivity, transparency, and consistency across the firms to which it would apply. Risk-weighted assets would be assigned to address credit risk, equity risk, operational risk, market risk, and CVA risk. Notably, operational risk capital requirements would be based on a new standardized calculation that would replace the current models-based approach. The proposal would also introduce a new framework for market risk and adjust the thresholds used to determine which firms—in addition to those in Category I and II—are subject to the market risk and CVA risk capital requirements.
The second proposed rule would make targeted revisions within the standardized approach currently used by Category III and IV firms, and other banking organizations subject to risk-based capital standards. These revisions are intended to improve the calibration and risk sensitivity for certain exposure categories. The proposal would require Category III and IV firms to recognize in regulatory capital most elements of accumulated other comprehensive income and loss. This change would be phased in over a period of five years. For firms subject to the standardized approach that do not elect to use the expanded risk-based approach, the proposal would also reduce the risk weight applicable to all assets not specifically assigned a different risk weight under the capital rule (such as consumer automotive loans and leases) from 100 percent to 90 percent, as well as reduce the risk weight applicable to corporate exposures from 100 percent to 95 percent. Residential mortgage exposures would generally be risk weighted using an LTV-based methodology under the proposal. While these risk weights are generally more punitive than those assigned to similar exposure categories under the proposed expanded risk-based approach, the standardized approach would not separately assign risk-weighted assets to address operational risk. The supervisory formula used to assign risk weights for securitization exposures would be adjusted to align with that of the proposed expanded risk-based approach with an output floor that is reduced from 20 percent to 15 percent.
Both proposals would modify the definition of regulatory capital by removing the threshold-based deduction of mortgage servicing assets, and all firms that use the expanded risk-based approach would be required to apply the more stringent threshold test to determine any capital deduction for certain DTAs and investments in the capital instruments of unconsolidated financial institutions. These proposals were issued without effective dates but generally assume transition periods that begin January 1, 2027, and have comment periods that expire June 18, 2026. As proposed, the phase-in of accumulated other comprehensive income and loss would be expected to significantly affect our

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
levels of regulatory capital. The impact of lower capital levels would be partially offset by the recalibration of risk weights proposed in the expanded risk-based approach or revised standardized approach. Whether and when final rules related to these proposals may be adopted and take effect, as well as what changes to the proposed rules may be reflected in any final rules after public comments are considered, remain unclear.
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
We submitted our 2024 capital plan to the FRB in April 2024, and received an updated preliminary stress capital buffer requirement from the FRB in June 2024 of 2.6%. The updated 2.6% stress capital buffer requirement was finalized in August 2024, and became effective in October 2024. We submitted our 2025 capital plan to the FRB in April 2025, and received in June 2025 an updated preliminary stress capital buffer requirement that remained unchanged at 2.6%. The 2.6% stress capital buffer requirement was finalized in August 2025, and became effective in October 2025. We submitted our 2026 capital plan to the FRB in April 2026.
In December 2024, we accessed the unsecured debt capital markets and issued $500 million of subordinated notes, which qualify as Tier 2 capital for Ally under U.S. Basel III. During the years ended December 31, 2025, and 2024, we accessed the debt capital markets and issued an aggregate of $1.1 billion and $770 million, respectively, of credit-linked notes based on combined reference portfolios of $10.0 billion and $7.0 billion of consumer automotive loans. The proceeds from these credit-linked notes issuances constitute prefunded credit protection for mezzanine tranches of the respective reference portfolio and are recognized as restricted cash and cash equivalents in other assets on our Condensed Consolidated Balance Sheet. These transactions are structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure, which recognizes the credit risk mitigation benefits and generally provides lower risk weights relative to those assigned to consumer automotive loans that are not securitized. As of March 31, 2026, and December 31, 2025, $10.7 billion and $12.1 billion, respectively, of our consumer automotive loans and related exposures were included as reference assets in these credit-linked notes transactions.
In December 2025, our Board authorized a share repurchase program, permitting us to repurchase up to $2.0 billion of our common stock under a multi-year program without a set expiration date. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements,

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB and any changes to capital, liquidity, and other regulatory requirements that may be proposed or adopted by the U.S. banking agencies), Ally’s financial and operational performance, alternative uses of capital, the trading price of Ally’s common stock, and general market conditions. The share repurchase program does not obligate Ally to acquire a specific dollar amount or number of shares, and may be extended, modified, or discontinued at any time.
The following table presents information related to our common stock and distributions to our common shareholders.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2025
First quarter	$34	877	305,388	307,152	$0.30
Second quarter	1	27	307,152	307,787	0.30
Third quarter	1	25	307,787	307,828	0.30
Fourth quarter	23	543	307,828	308,493	0.30
2026
First quarter	$147	3,624	308,493	307,408	$0.30
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)On April 14, 2026, our Board declared a quarterly cash dividend of $0.30 per share on all common stock payable on May 15, 2026, to shareholders of record at the close of business on May 1, 2026.
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
Our economic hedges include interest rate swaps that we offer as an accommodation to our customers within our Corporate Finance business. We offset the majority of the market risk of these customer swaps by entering into offsetting derivatives transactions with other counterparties.
We also entered into interest rate lock commitments and forward commitments that were executed as part of our mortgage business that met the accounting definition of a derivative.
We may execute other economic hedges, which could consist of interest rate swaps, forwards, and options to mitigate interest rate risk.
Foreign Exchange Risk
We enter into derivative financial instrument contracts to mitigate the risk associated with variability in cash flows related to our various foreign-currency exposures.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
We enter into foreign-currency forwards with external counterparties as net investment hedges of foreign exchange exposure on our investment in foreign subsidiaries. Our equity is impacted by the cumulative translation adjustments resulting from the translation of foreign subsidiary results; this impact is reflected in our accumulated other comprehensive income and loss. We also periodically enter into foreign-currency forwards to economically hedge any foreign-denominated debt, centralized lending, and foreign-denominated third-party loans. These foreign-currency forwards used as economic hedges are recorded at fair value, with changes recorded as income or expense offsetting the gains and losses on the associated foreign-currency transactions.
Investment Risk
We enter into equity options to mitigate the risk associated with our exposure to the equity markets.
Credit Risk
We entered into various retail automotive-loan purchase agreements with certain counterparties. As part of those agreements, we may have been required to pay the counterparty at agreed upon measurement dates and determinable amounts if actual credit performance of the acquired loans on the measurement date was better than what was estimated at the time of acquisition. Based upon these terms, these contracts met the accounting definition of a derivative.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the three months ended March 31, 2026, or 2025.
We placed cash and noncash collateral with counterparties totaling $13 million and $290 million, respectively, supporting our derivative positions at March 31, 2026, compared to $4 million and $328 million, of cash and noncash collateral, respectively, at December 31, 2025. These amounts include noncash collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets. We granted our counterparties the right to sell or pledge the noncash collateral.
We received cash collateral from counterparties totaling $3 million at March 31, 2026. These amounts exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities.

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

	March 31, 2026			December 31, 2025
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$22,507	$—	$—	$23,257
Purchased options	—	—	2,250	—	—	3,450
Foreign exchange contracts
Forwards	2	—	187	—	4	199
Total derivatives designated as accounting hedges	2	—	24,944	—	4	26,906
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	1	1	216	—	—	—
Total interest rate risk	1	1	216	—	—	—
Foreign exchange contracts
Forwards	—	—	35	—	—	71
Total foreign exchange risk	—	—	35	—	—	71
Credit contracts
Credit-linked note derivatives	—	1	1,224	—	—	1,381
Total credit risk	—	1	1,224	—	—	1,381
Equity contracts
Written options	—	1	—	—	—	—
Total equity risk	—	1	—	—	—	—
Total derivatives not designated as accounting hedges	1	3	1,475	—	—	1,452
Total derivatives	$3	$3	$26,419	$—	$4	$28,358

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
($ in millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Assets
Available-for-sale securities (b)	$14,968	$15,240	$(68)	$7	$(51)	$(54)
Finance receivables and loans, net (c)	23,942	27,808	(23)	7	1	1
Liabilities
Long-term debt	$3,395	$3,378	$76	$79	$76	$79
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include the amortized cost basis and unallocated basis adjustments of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2026, and December 31, 2025, the amortized cost basis and unallocated basis adjustments of the closed portfolios used in these hedging relationships was $13.5 billion and $13.7 billion, respectively, of which $13.2 billion and $13.4 billion, respectively, represents the amortized cost basis and unallocated basis adjustments of closed portfolios designated in an active hedge relationship. At March 31, 2026, and December 31, 2025, the total cumulative basis adjustments associated with these hedging relationships was a $72 million liability and a $8 million liability, respectively, of which the portion related to discontinued hedging relationships was a $51 million liability and a $54 million liability, respectively. At both March 31, 2026, and December 31, 2025, the notional amounts of the designated hedged items were $11.0 billion, with cumulative basis adjustments of a $21 million liability and a $46 million asset, respectively, which would be allocated across the entire remaining closed pool upon dedesignation of the hedge relationship. Refer to Note 6 for a reconciliation of the amortized cost basis and fair value of available-for-sale securities.
(c)These amounts include the carrying value of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2026, and December 31, 2025, the carrying value of the closed portfolios used in these hedging relationships was $23.9 billion and $27.8 billion, respectively, of which $19.1 billion and $21.8 billion, respectively, represents the carrying value of closed portfolios designated in an active hedge relationship. At March 31, 2026, and December 31, 2025, the total cumulative basis adjustments associated with these hedging relationships was a $23 million liability and $7 million asset, respectively, of which the portion related to discontinued hedging relationships was a $1 million asset at both March 31, 2026, and December 31, 2025. At March 31, 2026, and December 31, 2025, the notional amounts of the designated hedged items were $10.0 billion and $10.8 billion, respectively, with cumulative basis adjustments of a $24 million liability and a $6 million asset, respectively, which would be allocated across the entire remaining closed pool upon dedesignation of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended March 31,
($ in millions)	2026	2025
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$—	$1
Total interest rate contracts	—	1
Foreign exchange contracts
Other operating expenses	1	—
Total foreign exchange contracts	1	—
Credit contracts
Other income, net of losses	(1)	—
Total credit contracts	(1)	—
Total gain recognized in earnings	$—	$1

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended March 31, ($ in millions)	2026	2025	2026	2025	2026	2025
Gain (loss) on fair value hedging relationships
Interest rate contracts
Hedged available-for-sale securities	$—	$—	$(77)	$130	$—	$—
Derivatives designated as hedging instruments on available-for-sale securities	—	—	77	(130)	—	—
Hedged fixed-rate consumer automotive loans	(30)	29	—	—	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	30	(29)	—	—	—	—
Total gain on fair value hedging relationships	—	—	—	—	—	—
Loss on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	(5)	(7)	—	—	—	—
Total loss on cash flow hedging relationships	$(5)	$(7)	$—	$—	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$2,658	$2,709	$234	$230	$265	$271
During the next 12 months, we estimate $3 million of losses will be reclassified into pretax earnings from derivatives designated as cash flow hedges.
The following table summarizes the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended March 31, ($ in millions)	2026	2025	2026	2025	2026	2025
Gain on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$2	$2
Amortization of deferred basis adjustments of available-for-sale securities	—	—	3	5	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	1	17	—	—
Amortization of deferred loan basis adjustments	—	2	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	5	19	—	—	—	—
Total gain on fair value hedging relationships	$5	$21	$4	$22	$2	$2
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended March 31,
($ in millions)	2026	2025
Interest rate contracts
Gain recognized in other comprehensive income	$5	$7

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss.

	Three months ended March 31,
($ in millions)	2026	2025
Foreign exchange contracts (a) (b)
Gain recognized in other comprehensive income	$3	$—
(a)There were no amounts excluded from effectiveness testing for the three months ended March 31, 2026, or 2025.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in our Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months ended March 31, 2026, or 2025.
19.    Income Taxes
We recognized total income tax expense from continuing operations of $81 million for the three months ended March 31, 2026, compared to an income tax benefit of $59 million for the same period in 2025. The increase in income tax expense for the three months ended March 31, 2026, was primarily attributable to the tax effects of a loss on investments recognized as a result of our balance sheet repositioning of a portion of our available-for-sale securities during the three months ended March 31, 2025.
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
We purchased automotive finance receivables and loans from third parties as part of forward flow arrangements and, from time-to-time, executed opportunistic ad-hoc bulk purchases. As part of those agreements, we were required to pay the counterparty at agreed upon measurement dates and determinable amounts if actual credit performance of the acquired loans on the measurement date was better than what was estimated at the time of acquisition. Because these contracts met the accounting definition of a derivative, we recognized a liability at fair value for these deferred purchase price payments. The fair value of these liabilities was determined using a discounted cash flow method. To estimate cash flows, we utilized various significant assumptions, including market observable inputs (for example, forward interest rates) and internally developed inputs (for example, prepayment speeds, delinquency levels, and expected credit losses). These liabilities were valued using internal loss models with unobservable inputs, and were classified as Level 3.
We enter into arrangements with certain counterparties through which we issue credit-linked notes covering a specified pool of loans. These notes contain an embedded derivative, which provides us credit protection against the risk of loss when a specified credit event occurs on the reference pool. The embedded derivatives are valued using both market observable inputs and unobservable inputs, as such they are classified as Level 3.
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

	Recurring fair value measurements
March 31, 2026 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$804	$—	$—	$804
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,397	—	—	2,397
U.S. States and political subdivisions	—	483	34	517
Foreign government	32	167	—	199
Agency mortgage-backed residential	—	12,695	—	12,695
Mortgage-backed residential	—	193	—	193
Agency mortgage-backed commercial	—	5,107	—	5,107
Asset-backed	—	2	—	2
Corporate debt	—	1,928	—	1,928
Total available-for-sale securities	2,429	20,575	34	23,038
Derivative contracts in a receivable position
Interest rate	—	1	—	1
Foreign exchange	—	2	—	2
Total derivative contracts in a receivable position	—	3	—	3
Total assets	$3,233	$20,578	$34	$23,845
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$1	$—	$1
Credit	—	—	1	1
Equity	1	—	—	1
Total derivative contracts in a payable position	1	1	1	3
Total liabilities	$1	$1	$1	$3
(a)Our direct investment in any one industry did not exceed 15%. When performing the concentration calculation, mutual funds and ETFs are not allocated to any one industry.
(b)Excludes $59 million of equity securities that are measured at fair value using the net asset value practical expedient and therefore are not classified in the fair value hierarchy.

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

	Available-for-sale securities		Loans held-for-sale (a)
($ in millions)	2026	2025	2026	2025
Assets
Fair value at January 1,	$34	$35	$—	$5
Net realized/unrealized gains
Included in earnings	—	—	—	—
Included in OCI	—	—	—	—
Purchases and originations	—	—	—	8
Sales	—	—	—	(10)
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at March 31,	$34	$35	$—	$3
Net unrealized gains still held at March 31,
Included in earnings	$—	$—	$—	$—
Included in OCI	—	—	—	—
(a)Consumer mortgage loans carried at fair value due to fair value option elections.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2026	2025
Liabilities
Fair value at January 1,	$—	$3
Net realized/unrealized losses (gains)
Included in earnings	1	(1)
Included in OCI	—	—
Purchases and originations	—	—
Sales	—	—
Issuances	—	—
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	—	2
Fair value at March 31,	$1	$4
Net unrealized losses still held at March 31,
Included in earnings	$1	$—
Included in OCI	—	—
(a)Net realized/unrealized losses (gains) are reported as (loss) gain on mortgage and automotive loans, net, and other income, net of losses, in our Condensed Consolidated Statement of Comprehensive Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during the three months ended March 31, 2025. These transfers are deemed to have occurred at the end of the reporting period.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at March 31, 2026, and December 31, 2025, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
March 31, 2026 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$336	$336	$(15)	n/m	(a)
Commercial finance receivables and loans, net (b)
Other	—	—	12	12	(96)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	12	12	(96)	n/m	(a)
Other assets
Nonmarketable equity investments	—	—	2	2	(1)	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	8	8	(1)	n/m	(a)
Total assets	$—	$—	$358	$358	$(113)	n/m
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at March 31, 2026, and December 31, 2025.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
March 31, 2026
Financial assets
Held-to-maturity securities	$4,337	$—	$4,387	$—	$4,387
Loans held-for-sale, net	337	—	—	338	338
Finance receivables and loans, net	136,350	—	—	139,266	139,266
FHLB/FRB stock (a)	789	—	789	—	789
Financial liabilities
Deposit liabilities	$40,215	$—	$—	$40,362	$40,362
Short-term borrowings	4,126	—	—	4,123	4,123
Long-term debt	17,349	—	12,891	5,469	18,360
December 31, 2025
Financial assets
Held-to-maturity securities	$4,371	$—	$4,451	$—	$4,451
Loans held-for-sale, net	549	—	—	560	560
Finance receivables and loans, net	133,964	—	—	137,579	137,579
FHLB/FRB stock (a)	811	—	811	—	811
Financial liabilities
Deposit liabilities	$42,310	$—	$—	$42,523	$42,523
Short-term borrowings	4,695	—	—	4,706	4,706
Long-term debt	17,070	—	12,642	5,707	18,349
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At March 31, 2026, these instruments are reported as gross assets and gross liabilities on our Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 18.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
March 31, 2026
Assets
Derivative assets	$3	$—	$3	$(1)	$(2)	$—
Total assets	$3	$—	$3	$(1)	$(2)	$—
Liabilities
Derivative liabilities (d)	$3	$—	$3	$(1)	$(1)	$1
Securities sold under agreements to repurchase (e)	526	—	526	—	(526)	—
Total liabilities	$529	$—	$529	$(1)	$(527)	$1
December 31, 2025
Assets
Derivative assets	$—	$—	$—	$—	$—	$—
Total assets	$—	$—	$—	$—	$—	$—
Liabilities
Derivative liabilities	$4	$—	$4	$—	$(4)	$—
Securities sold under agreements to repurchase (e)	545	—	545	—	(545)	—
Total liabilities	$549	$—	$549	$—	$(549)	$—
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
(d)Includes derivative liabilities with no offsetting arrangements of $1 million as of March 31, 2026.
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
Corporate and Other
Corporate and Other primarily consists of centralized corporate treasury activities, such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock—as well as other equity investments through Ally Ventures, our strategic investment business, and reclassifications and eliminations between the reportable operating segments. Financial results related to Ally Invest, our digital brokerage and advisory offering, Ally Credit Card, the management of our consumer mortgage portfolio, and CRA loans and investments are also included within Corporate and Other. Consumer mortgage originations ceased during the second quarter of 2025, which has and will continue to result in a gradual run-off of our consumer mortgage loan portfolio. Additionally, we closed the sale of Ally Credit Card on April 1, 2025.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Financial information for our reportable operating segments is summarized as follows.

Three months ended March 31, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2026
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,687	$49	$243	$395	$3,374
Total interest expense	1,128	13	130	246	1,517
Net depreciation expense on operating lease assets	268	—	—	—	268
Net financing revenue and other interest income	1,291	36	113	149	1,589
Other revenue	105	342	35	31	513
Total net revenue	1,396	378	148	180	2,102
Provision for credit losses	468	—	8	(9)	467
Noninterest expense
Compensation and benefits expense	191	32	26	242	491
Insurance losses and loss adjustment expenses	—	121	—	—	121
Other operating expenses
Technology and communications expenses	28	4	1	68	101
Other (b)	373	193	19	(63)	522
Total other operating expenses	401	197	20	5	623
Total noninterest expense	592	350	46	247	1,235
Income (loss) from continuing operations before income tax expense (benefit)	$336	$28	$94	$(58)	$400
Total assets	$117,612	$9,888	$13,803	$55,966	$197,269
2025
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,571	$44	$221	$557	$3,393
Total interest expense	1,065	14	117	479	1,675
Net depreciation expense on operating lease assets	240	—	—	—	240
Net financing revenue and other interest income	1,266	30	104	78	1,478
Other revenue	97	364	29	(427)	63
Total net revenue	1,363	394	133	(349)	1,541
Provision for credit losses	434	—	14	(257)	191
Noninterest expense
Compensation and benefits expense	183	30	25	267	505
Insurance losses and loss adjustment expenses	—	161	—	—	161
Goodwill impairment (c)	—	—	—	305	305
Other operating expenses
Technology and communications expenses	29	5	1	68	103
Other (b)	342	196	17	5	560
Total other operating expenses	371	201	18	73	663
Total noninterest expense	554	392	43	645	1,634
Income (loss) from continuing operations before income tax expense (benefit)	$375	$2	$76	$(737)	$(284)
Total assets	$111,672	$9,489	$11,002	$61,168	$193,331
(a)Net financing revenue and other interest income after the provision for credit losses totaled $1.1 billion and $1.3 billion for the three months ended March 31, 2026, and 2025, respectively.
(b)Primarily consists of insurance commissions, advertising and marketing, and property and equipment depreciation expenses. Refer to Note 5 for additional information.
(c)Impairment of goodwill related to Ally Credit Card for the three months ended March 31, 2025. Refer to Note 2 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information on Ally Credit Card.

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
We accrue for a legal matter or other contingent exposure when a loss becomes probable and the amount of loss can be reasonably estimated. Accruals are evaluated each quarter and may be adjusted, upward or downward, based on our best judgment after consultation with counsel. No assurance exists that our accruals will not need to be adjusted in the future. When a probable or reasonably possible loss on a legal matter or other contingent exposure could be material to our consolidated financial condition, results of operations, or cash flows, we provide disclosure in this note as prescribed by ASC Topic 450, Contingencies. Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information related to our policy for establishing accruals.
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
24.    Subsequent Events
Declaration of Common Dividend
On April 14, 2026, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend is payable on May 15, 2026, to shareholders of record at the close of business on May 1, 2026.
Series D Preferred Stock Offering and Redemption of Series B Preferred Stock
On May 1, 2026, we issued 1,000,000 shares of 7.100% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D with $0.01 par value and liquidation preference of $1,000 per share. Dividends, if declared by our Board, will be paid on a non-cumulative basis quarterly, in arrears, at a rate equal to (i) 7.100% from the original issue date to, but excluding, August 15, 2031, and (ii) from the August 15, 2031 dividend date and during each subsequent reset period at a rate per annum equal to the five-year treasury rate plus 3.148%. We intend to treat the Series D Preferred Stock as “Additional Tier 1” capital (or its equivalent) for purposes of the capital adequacy rules of the Federal Reserve (or, as and if applicable, the capital adequacy rules or regulations of any successor appropriate federal banking agency) applicable to us.
On May 4, 2026, we announced that we will redeem all 1,350,000 outstanding shares of our 4.700% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B on May 15, 2026, at a redemption price equal to $1,000 per share plus any declared and unpaid dividends up to, but excluding, the redemption date. This represents 100% of the issued and outstanding Series B Preferred Stock and an aggregate liquidation preference of $1.35 billion.

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
All forward-looking statements, by their nature, are subject to assumptions, risks, uncertainties, and other important factors which may change over time and many of which are beyond our control. You should not rely on any forward-looking statement as a prediction or guarantee about the future. Actual future objectives, strategies, plans, prospects, performance, conditions, or results may differ materially from those set forth in any forward-looking statement. While no list of assumptions, risks, or uncertainties could be complete, some of the factors that may cause actual results or other future events or circumstances to differ from those in forward-looking statements include:
•evolving local, regional, national, or international business, economic, or geopolitical conditions;
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
•disruptions or shifts in investor sentiment or behavior in the securities, capital, commodity, or other financial markets, including financial or systemic shocks and volatility or changes in market price, liquidity, interest or currency rates, or valuations;
•changes in business or consumer sentiment, preferences, purchasing power, creditworthiness, or behavior, including spending, borrowing, or saving by businesses or households;
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
•our ability to address heightened scrutiny or changing expectations from supervisory or other governmental authorities and to timely and credibly remediate related concerns or deficiencies;
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
Primary Business Lines
Dealer Financial Services, which includes our Automotive Finance and Insurance operations, and Corporate Finance are our primary business lines. The remaining activity is reported in Corporate and Other, which primarily consists of centralized treasury activities (including deposit operations) as well as Ally Invest, our digital brokerage and personal advice offering, Ally Credit Card, the management of our consumer mortgage portfolio, CRA loans and investments, and certain strategic investments through Ally Ventures. Consumer mortgage originations ceased during the second quarter of 2025, which has and will continue to result in a gradual run-off of our consumer mortgage loan portfolio. We closed the sale of Ally Credit Card on April 1, 2025. The following table summarizes the operating results excluding discontinued operations of each business line. Operating results for each of the business lines are more fully described in the MD&A sections that follow.

	Three months ended March 31,
($ in millions)	2026	2025	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,396	$1,363	2
Insurance	378	394	(4)
Corporate Finance	148	133	11
Corporate and Other	180	(349)	152
Total	$2,102	$1,541	36
Income (loss) from continuing operations before income tax expense (benefit)
Dealer Financial Services
Automotive Finance	$336	$375	(10)
Insurance	28	2	n/m
Corporate Finance	94	76	24
Corporate and Other	(58)	(737)	92
Total	$400	$(284)	n/m
n/m = not meaningful
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers and automotive retailers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our success as an automotive finance provider is driven by the consistent presence and breadth of products and services we offer to dealers and automotive retailers. The automotive marketplace continues to evolve, including varying levels of investment in electric vehicle technologies by automotive manufacturers and suppliers. We continue to identify and cultivate relationships with automotive retailers, including those with leading e-commerce platforms, and we also operate an online direct lending platform for consumers seeking direct financing. We believe these products enable us to respond to the ongoing trends toward more streamlined and digital automotive financing processes that serve both dealers and consumers. Additionally, we provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. Beyond offering a full suite of solutions for our dealership customers, we also offer application pass-through programs for credit applications that do not meet our underwriting criteria, allowing dealers to provide expanded access to credit for consumers and improve sales at their dealership. Through our pass-through programs, we are able to monetize our declined applications by generating a combination of acquisition fee and servicing revenue for loans that are

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
originated, sold to, and serviced on behalf of third-party lenders, or one-time acquisition fees for loans funded and serviced by a third party. Our strong and expansive dealer relationships, comprehensive suite of products and services, full spectrum financing, and depth of experience position us to adapt as vehicle technologies and consumer preferences evolve. We have provided and continue to provide automobile financing for battery electric and, to a lesser extent, plug-in hybrid vehicles, including brands such as Tesla, Jeep, Alfa Romeo, and Chevrolet. While we expect most of these vehicles to continue to be sold through dealerships and automotive retailers with whom we have established relationships, we also partner with automotive manufacturers that use a direct-to-consumer model. During the three months ended March 31, 2026, $509 million of our consumer automotive retail loan originations and purchases, and $63 million of our operating lease originations and purchases, were for battery-electric and plug-in hybrid vehicles. As of March 31, 2026, $3.3 billion of our consumer automotive finance receivables and loans had battery-electric or plug-in hybrid vehicles as the underlying collateral, and $4.0 billion of our investment in operating leases, net of accumulated depreciation, were battery-electric or plug-in hybrid vehicles.
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
We are a market-leading provider of dealer insurance products, offering a variety of commercial products and levels of coverage. Vehicle inventory insurance for dealers provides physical damage protection for dealers’ floorplan vehicles that may be financed by Ally, another lender, or may be owned by the dealer. Dealers who receive wholesale financing from us are eligible for insurance incentives such as automatic eligibility for our preferred insurance programs. We continue to grow our market position leveraging our scale and significant experience in this space. We also offer property, liability, and other ancillary coverages to dealers.
Our dealer F&I products are primarily distributed indirectly through the automotive dealer network, which includes dealer relationships of approximately 1,600 in the U.S. where we serve 2.4 million customers. As part of our focus on offering dealers a broad range of consumer F&I products, we offer VSCs, VMCs, and GAP products. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models offering owners and lessees mechanical repair protection and roadside assistance beyond the manufacturer’s new vehicle warranty. Our GAP products cover certain amounts owed by a customer beyond their covered vehicle’s value in the event the vehicle is damaged or stolen and declared a total loss. We offer F&I products in Canada, where we serve over 550,000 customers and are the preferred VSC and other protection plan provider for GM. Our contract to serve as the preferred VSC and protection plan provider for GM Canada extends into the third quarter of 2027.
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
Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles, make us a premier automotive finance and insurance company ready to support and strengthen over 21,400 active dealer relationships as of March 31, 2026. A dealer is considered to have an active relationship with us if we provided automotive financing, remarketing, or insurance services during the three months ended March 31, 2026.
•Our Corporate Finance operations primarily offer senior-secured loans to private equity sponsor-owned U.S.-based middle-market companies and to well-established asset managers that mostly provide leveraged loans. The portfolio is composed of floating-rate leveraged asset-based and cash flow/enterprise value loans. Our Corporate Finance operations had $13.8 billion of assets at March 31, 2026, and generated $148 million of total net revenue during the three months ended March 31, 2026, and continues to offer attractive returns and diversification benefits to our broader lending portfolio. Our Sponsor Finance business focuses on companies owned by private-equity sponsors with loans typically used for leveraged buyouts, refinancing and recapitalizations,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
mergers and acquisitions, growth, co-lending arrangements, turnarounds, and debtor-in-possession financings. Additionally, our Private Credit Finance business provides asset managers and other financing sources with facilities to partially fund their direct-lending activities. We have a commercial real estate product primarily focused on lending to skilled nursing facilities, senior housing, and medical office buildings. Additionally, we have an energy and infrastructure vertical that finances large-scale energy and infrastructure projects.
•Corporate and Other primarily consists of centralized corporate treasury activities (including deposit operations) such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes activity related to certain equity investments, which primarily consist of FHLB and FRB stock, as well as other equity investments through Ally Ventures, our strategic investment business. Additionally, Corporate and Other includes the management of our consumer mortgage portfolio, CRA loans and investments, and reclassifications and eliminations between the reportable operating segments. Costs that are not allocated to our reportable operating segments as part of our COH methodology, which involves management judgment, are also included in Corporate and Other. These costs include operating costs of deposits, treasury activities, and other corporate activities.
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
Corporate and Other included Ally Credit Card prior to the sale, which was completed on April 1, 2025. For further information, refer to Note 2 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Macroeconomic Environment
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning and stress testing. This group closely monitors macroeconomic trends, such as unemployment rate and sales of new light motor vehicles, given the nature of our business and the potential impact on us given our exposure to these trends. As of March 31, 2026, the unemployment rate decreased to 4.3%. Sales of new light motor vehicles fell to an average annual rate of 15.6 million during the first quarter of 2026. Sales of new light motor vehicles remained below the pre-pandemic annual pace of 17.0 million in 2019, which has limited incoming used vehicle supply and supported used vehicle values.
Our baseline forecast utilized in calculating the quantitative allowance for loan losses as of March 31, 2026, anticipated the unemployment rate peaking at approximately 4.6% in the second quarter of 2026, before reverting to the historical mean of approximately 5.7% by the first quarter of 2029. Additionally, our baseline forecast anticipated GDP growth slowing to 2.0% as measured on a quarter-over-quarter seasonally adjusted annualized rate basis in 2026 and 2027, before reverting to the historical mean of approximately 2.2% by the first quarter of 2029, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis peaking at more than 16 million units in the fourth quarter of 2026, before reverting to the historical mean of 15 million units by the first quarter of 2029. We also maintain a qualitative allowance framework to account for ongoing risks and volatility in the macroeconomic environment, including the impacts from tariffs, inflation, which includes the effects of elevated energy prices, consumer financial health, and geopolitical conflict and related uncertainty, that could adversely impact frequency of loss and LGD. Refer to the Risk Management section of this MD&A for further discussion on our allowance for loan losses.
Macroeconomic risks remain elevated due to persistent inflationary pressures, uncertainty regarding the path of interest rates, evolving trade policies (including tariffs), and heightened geopolitical tensions. In addition, uncertainty around the scope and timing of changes to fiscal, regulatory, and trade policies, as well as the impacts from legislative and regulatory developments, could create volatility in our baseline forecasts, particularly with respect to real GDP growth, inflation, unemployment, vehicle sales, and other consumer measures, which could materially impact our risk profile.
Risks related to geopolitical developments, including the ongoing conflicts in the Middle East, could disrupt global supply chains, energy markets, and financial markets, and could adversely impact economic conditions. For example, rising gasoline prices could suppress demand for vehicles which could reduce used vehicle values. Sustained increased in oil and gasoline prices could contribute to broader inflationary pressures, weaken discretionary spending, and adversely affect employment and income in certain sectors, further pressuring household budgets, and credit performance.
Risks associated with elevated interest rates, including their effects on funding costs, consumer affordability, and credit performance, as well as uncertainty regarding the timing and magnitude of potential monetary policy easing, could further contribute to economic volatility. Risks related to the continuation or escalation of tariffs and other trading restrictions, particularly those affecting the automobile industry and related sectors, and their potential effects on inflation, global trade, new and used automobile prices and sales, consumer purchasing power, customer creditworthiness and general economic conditions, could cause our financial results to differ from the anticipated results expressed or implied in any forward-looking statements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the reportable operating segment sections of the MD&A that follow for a more complete discussion of operating results by business line.

	Three months ended March 31,
($ in millions)	2026	2025	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$3,374	$3,393	(1)
Total interest expense	1,517	1,675	9
Net depreciation expense on operating lease assets	268	240	(12)
Net financing revenue and other interest income	1,589	1,478	8
Other revenue
Insurance premiums and service revenue earned	360	364	(1)
(Loss) gain on mortgage and automotive loans, net	(3)	1	n/m
Other loss on investments, net	(21)	(499)	96
Other income, net of losses	177	197	(10)
Total other revenue	513	63	n/m
Total net revenue	2,102	1,541	36
Provision for credit losses	467	191	(145)
Noninterest expense
Compensation and benefits expense	491	505	3
Insurance losses and loss adjustment expenses	121	161	25
Goodwill impairment	—	305	100
Other operating expenses	623	663	6
Total noninterest expense	1,235	1,634	24
Income (loss) from continuing operations before income tax expense (benefit)	400	(284)	n/m
Income tax expense (benefit) from continuing operations	81	(59)	n/m
Net income (loss) from continuing operations	$319	$(225)	n/m
Financial ratios:
Return on average assets (a)	0.67%	(0.48)%	n/m
Return on average equity (a)	8.20%	(6.43)%	n/m
Equity to assets (a)	8.16%	7.48%	n/m
Common dividend payout ratio (b)	31.91%	n/m	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)During the three months ended March 31, 2026, the common dividend payout ratio was calculated using basic earnings per common share. During the three months ended March 31, 2025, we paid dividends of $0.30 per share and incurred a loss of $0.82 per share. Due to the relationship of this calculation and the net loss incurred, this ratio is not meaningful for the three months ended March 31, 2025.
We earned net income from continuing operations of $319 million for the three months ended March 31, 2026, compared to a loss of $225 million for the three months ended March 31, 2025. The increase for the three months ended March 31, 2026, was primarily driven by higher total other revenue, lower total noninterest expense, and lower total interest expense. The increase was partially offset by higher provision for credit losses.
Net financing revenue and other interest income increased $111 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by lower total interest expense in response to lower benchmark interest rates, which decreased our cost of funds associated with our deposit liabilities. The increase was partially offset by the sale of Ally Credit Card, which closed on April 1, 2025.
Insurance premiums and service revenue earned was $360 million for the three months ended March 31, 2026, compared to $364 million for the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026, was primarily due to lower P&C and VSC volume. The decrease was partially offset by growth of GAP and other ancillary F&I products.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Other loss on investments, net, was $21 million for the three months ended March 31, 2026, compared to $499 million for the three months ended March 31, 2025. The decrease in loss for the three months ended March 31, 2026, was primarily attributable to a balance sheet repositioning of a portion of our available-for-sale securities during the three months ended March 31, 2025.
Other income, net of losses decreased $20 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily driven by lower late charges and other administrative fees as a result of the sale of Ally Credit Card, which closed on April 1, 2025.
The provision for credit losses increased $276 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by a provision benefit within our consumer other portfolio associated with the transfer of Ally Credit Card to held-for-sale that occurred during the three months ended March 31, 2025, and an increase in portfolio growth within our consumer automotive portfolio during the three months ended March 31, 2026. The increase was partially offset by lower net charge-offs within our consumer other portfolio as a result of the sale of Ally Credit Card and lower net charge-offs within our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense decreased $399 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily driven by the impairment of goodwill associated with the transfer of Ally Credit Card to held-for-sale during the three months ended March 31, 2025. Additionally, the decrease was driven by lower other operating expenses due to the sale of Ally Credit Card and lower insurance losses and loss adjustment expenses from our vehicle inventory insurance business.
We recognized total income tax expense from continuing operations of $81 million for the three months ended March 31, 2026, compared to an income tax benefit of $59 million for the three months ended March 31, 2025. The increase in income tax expense for the three months ended March 31, 2026, was primarily attributable to the tax effects of a loss on investments recognized as a result of our balance sheet repositioning of a portion of our available-for-sale securities during the three months ended March 31, 2025.

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

	Three months ended March 31,
($ in millions)	2026	2025	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$1,960	$1,878	4
Commercial	332	341	(3)
Loans held-for-sale	3	1	n/m
Operating leases	392	351	12
Total financing revenue and other interest income	2,687	2,571	5
Interest expense	1,128	1,065	(6)
Net depreciation expense on operating lease assets (a)	268	240	(12)
Net financing revenue and other interest income	1,291	1,266	2
Other revenue
Loss on automotive loans, net	(3)	—	n/m
Other income, net of losses	108	97	11
Total other revenue	105	97	8
Total net revenue	1,396	1,363	2
Provision for credit losses	468	434	(8)
Noninterest expense
Compensation and benefits expense	191	183	(4)
Other operating expenses	401	371	(8)
Total noninterest expense	592	554	(7)
Income from continuing operations before income tax expense	$336	$375	(10)
Total assets	$117,612	$111,672	5
n/m = not meaningful
(a)Includes net remarketing losses of $10 million and $19 million for the three months ended March 31, 2026, and 2025, respectively.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $336 million for the three months ended March 31, 2026, compared to $375 million for the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026, was primarily due to higher interest expense, higher total noninterest expense, and higher provision for credit losses. The decrease was partially offset by higher total financing revenue and other interest income.
Consumer automotive loan financing revenue and other interest income increased $82 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by higher average consumer assets resulting from origination growth and higher portfolio yields as higher yielding originations replace maturity of lower yielding assets resulting from pricing actions due to our deliberate focus on maximizing risk-adjusted returns across our credit tiers.
Commercial loan financing revenue and other interest income decreased $9 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily due to lower yield driven by lower benchmark interest rates, as our commercial automotive loans are generally variable-rate. The decrease was partially offset by higher average outstanding commercial balances.
Interest expense increased $63 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by higher asset balances and higher funding costs as a result of a gradual shift in the composition of our consumer portfolios to loans and leases originated during a higher interest rate environment.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Total net operating lease revenue increased $13 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in net operating lease revenue was driven by higher average operating lease assets and lower net remarketing losses. We recognized net remarketing losses of $10 million for the three months ended March 31, 2026, compared to net remarketing losses of $19 million for the three months ended March 31, 2025. The decrease in remarketing losses for the three months ended March 31, 2026, was primarily driven by lower termination volume and slightly improved remarketing performance. In the near term, our ability to optimize remarketing gains may be limited due to used vehicle market pressures on certain plug-in hybrid vehicles following the elimination of federal electric-vehicle tax credits for both new and used vehicles, vehicle recalls, and increased OEM marketing incentives on new vehicles. Additionally, our operating lease portfolio mix has shifted towards contracts with a residual value guarantee, and towards a more diverse mix of OEMs for contracts without a residual value guarantee, which may reduce volatility in remarketing gains and losses in future years. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses increased $34 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by portfolio growth within our consumer automotive portfolio, partially offset by lower net charge-offs within our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $38 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily due to higher direct and allocated expenses related to the growth of the business.
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	2026		2025
Three months ended March 31, ($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$85,853	9.26%	$83,740	9.10%
Commercial
Wholesale floorplan (d)	15,466	5.84	15,324	6.68
Other commercial automotive (e)	7,460	5.94	6,339	5.66
Investment in operating leases, net (f)	8,805	5.73	7,955	5.69
(a)Average balances are calculated using an average daily balance methodology. Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for further information regarding our basis of presentation and significant accounting policies, which are in accordance with U.S. GAAP.
(b)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.
(c)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 9.28% and 9.20% for the three months ended March 31, 2026, and 2025, respectively.
(d)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 5.70% and 6.50%, for the three months ended March 31, 2026, and 2025, respectively.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer and other fleet financing.
(f)Yield includes net losses on the sale of off-lease vehicles of $10 million and $19 million for the three months ended March 31, 2026, and 2025, respectively. Excluding these losses on sale, the yield was 6.19% and 6.66% for the three months ended March 31, 2026, and 2025, respectively.
Our portfolio yield for consumer automotive loans excluding the impact of hedging activities increased 16 basis points for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by a shift in portfolio mix as higher yielding originations replace the maturity of lower yielding assets resulting from pricing actions due to our deliberate focus on maximizing risk-adjusted returns across our credit tiers. Our portfolio yield for consumer automotive loans including the effects of derivative financial instruments designated as hedges was 2 basis points higher than our portfolio yield for consumer automotive loans excluding the effects of derivative financial instruments designated as hedges for the three months ended March 31, 2026. This is attributable to the execution of hedging strategies that are used to mitigate interest rate risks. The effects of derivative financial instruments designated as hedges are included within Corporate and Other. Refer to Note 18 to the Condensed Consolidated Financial Statements for further discussion.
Our portfolio yield for commercial wholesale floorplan loans excluding the impact of hedging activities decreased 84 basis points for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily due to lower benchmark interest rates, as our commercial automotive loans are generally variable-rate.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Our portfolio yield for investment in operating leases, net, including losses on the sale of off-lease vehicles, increased 4 basis points for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was due to lower net remarketing losses, which decreased $9 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. In the near term, our ability to optimize remarketing gains may be limited due to used vehicle market pressures on certain plug-in hybrid vehicles following the elimination of federal electric-vehicle tax credits for both new and used vehicles, vehicle recalls, and increased OEM marketing incentives on new vehicles. Additionally, our operating lease portfolio mix has shifted towards contracts with a residual value guarantee, and towards a more diverse mix of OEMs for contracts without a residual value guarantee, which may reduce volatility in remarketing gains and losses in future years. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
The following table presents retail loan originations and purchases by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended March 31, 2026
S	$2.7	36	760	$1.8	57	771
A	3.1	41	685	1.1	34	686
B	1.3	17	636	0.3	9	646
C	0.3	4	592	—	—	613
D	0.1	2	548	—	—	583
Total retail loan originations	$7.5	100	696	$3.2	100	725
Three months ended March 31, 2025
S	$2.5	39	764	$1.6	55	772
A	2.7	42	690	1.1	38	687
B	0.9	14	645	0.2	7	650
C	0.3	5	609	—	—	609
Total retail loan originations	$6.4	100	708	$2.9	100	728
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; payment-to-income ratio; and debt-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.
The following table presents the percentage of total retail loan originations and purchases, in dollars, by the loan term in months.

	Three months ended March 31,
	2026	2025
0–71	17%	17%
72–75	61	60
76 +	22	23
Total retail loan originations	100%	100%
Retail loan originations with a term of 76 months or more represented 22% of total retail loan originations for the three months ended March 31, 2026, compared to 23% for the three months ended March 31, 2025. Substantially all the loans originated with a term of 76 months or more during both the three months ended March 31, 2026, and 2025, were considered to be prime and in credit tiers S, A, or B. Our underwriting processes are designed to consider various deal structure variables—such as payment-to-income, LTV, debt-to-income, and FICO® score—that compensate for longer loan terms and mitigate underwriting risk.
During the three months ended March 31, 2026, approximately 81% of our used retail loan originations were for vehicles with a model year of 2020 or newer. According to the Bureau of Transportation Statistics, the average age of light vehicles in operation in the United States during 2025 was approximately 13 years. Substantially all used retail loan originations with a term of 76 months or more during the three months ended March 31, 2026, were for vehicles with a model year of 2020 or newer.
The following table presents the percentage of total outstanding retail loans by origination year.

March 31,	2026	2025
Pre-2022	6%	15%
2022	10	17
2023	14	23
2024	22	34
2025	36	11
2026	12	—
Total retail	100%	100%

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following tables present the total retail loan and operating lease origination and purchase dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2026	2025	2026	2025
Used retail	$7,549	$6,391	66	63
New retail	3,218	2,885	28	28
Lease	720	877	6	9
Total consumer automotive financing originations (a)	$11,487	$10,153	100	100
(a)Includes CSG originations of $1.2 billion and $891 million for the three months ended March 31, 2026, and 2025, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended March 31, ($ in millions)	2026	2025	2026	2025
GM dealers	$2,751	$2,338	24	23
Stellantis dealers	1,446	1,395	13	14
Other dealers and automotive retailers
OEM-franchised dealers (a)	4,124	4,198	36	41
Non-OEM-franchised dealers and automotive retailers	3,166	2,222	27	22
Total other dealers and automotive retailers	7,290	6,420	63	63
Total consumer automotive financing originations	$11,487	$10,153	100	100
(a)Includes automotive manufacturers with a direct-to-consumer model.
Total consumer automotive loan and operating lease originations increased $1.3 billion for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by strategic partnerships, strong dealer engagement, and growth in application volume from our dealer network.
We have included origination metrics by loan term and FICO® Score within this MD&A. In addition, we employ our own risk evaluation, including proprietary risk models, in evaluating credit risk, as described in the section titled Automotive Financing Volume—Acquisition and Underwriting within the MD&A in our 2025 Annual Report on Form 10-K.
The following table presents the percentage of retail loan and operating lease originations and purchases, in dollars, by FICO® Score and product type. We define prime consumer automotive loans primarily as those loans with a FICO® Score at origination of 620 or greater.

	Used retail		New retail		Lease
Three months ended March 31,	2026	2025	2026	2025	2026	2025
760 +	23%	26%	30%	31%	40%	53%
720–759	13	15	12	13	15	17
660–719	27	28	22	25	24	21
620–659	19	18	15	15	13	6
540–619	12	9	5	4	6	2
< 540	3	1	1	—	—	—
Unscored (a)	3	3	15	12	2	1
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 12% of total consumer loan and operating lease originations for the three months ended March 31, 2026, compared to 8% for the three months ended March 31, 2025, reflecting our strategy to focus on maximizing risk-adjusted returns across our credit tiers. Consumer loans and operating leases with FICO® Scores of less than 540 represented 2% of total originations for the three months ended March 31, 2026, as compared to 1% for the three months ended March 31, 2025. Nonprime applications are subject to more stringent underwriting criteria (for example, maximum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was $9.1 billion and $8.6 billion at March 31, 2026, and December 31, 2025, respectively, or approximately 10.5% and 10.1% of our total consumer automotive loans at March 31, 2026, and December 31, 2025, respectively. For discussion of our credit-risk-management practices and performance, refer to the section below titled Risk Management.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
During the fourth quarter of 2025, we amended our agreement with Carvana, a leading e-commerce platform for buying and selling used vehicles. Specifically, we increased our committed facility by $2.0 billion to a maximum of $6.0 billion to support our continued efforts to optimize risk-adjusted returns. This commitment is effective for 364 days. As part of the agreement, we are committed to purchase finance receivables, related to both new and used vehicles, on a periodic basis within prescribed eligibility requirements and risk appetite, consistent with purchase practices in prior years. All the finance receivables purchased through this channel are included in non-OEM-franchised dealers and automotive retailers in our consumer origination metrics. While different vintages and credit tiers exhibit varying performance, collectively to date, finance receivables purchased from Carvana have generally exhibited consistent delinquency and loss performance compared to loans with similar credit characteristics acquired through our indirect dealer channel. Consumer finance receivables and loans sourced from Carvana represented 11.1% and 10.4% of our total consumer automotive finance receivables and loans as of March 31, 2026, and December 31, 2025, respectively. Loan purchases from Carvana were 14% of our total consumer automotive financing originations during the three months ended March 31, 2026, compared to 7% during the three months ended March 31, 2025.
Commercial Wholesale Financing Volume
The following table presents the percentage of average balance of our commercial wholesale floorplan finance receivables, in dollars, by product type and by channel.

	Average balance
Three months ended March 31, ($ in millions)	2026	2025
Stellantis new vehicles	31%	30%
GM new vehicles	25	28
Other new vehicles	24	24
Used vehicles	20	18
Total	100%	100%
Total commercial wholesale finance receivables	$15,466	$15,324
Average commercial wholesale financing receivables outstanding increased $142 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily due to an increase within the Stellantis dealer channel.
Carvana's commercial line of credit totals $1.5 billion, with a scheduled maturity in the second quarter of 2027. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. This includes the line of credit being fully collateralized to mitigate counterparty credit risk in the event of a default. At March 31, 2026, Carvana’s gross wholesale floorplan assets outstanding balance was $79 million.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balance of other commercial automotive loans increased $1.1 billion to $7.5 billion for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended March 31,
($ in millions)	2026	2025	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$360	$364	(1)
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	36	30	20
Other loss on investments, net (b)	(21)	(4)	n/m
Other income, net of losses	3	4	(25)
Total insurance premiums and other income	378	394	(4)
Expense
Insurance losses and loss adjustment expenses	121	161	25
Acquisition and underwriting expense
Compensation and benefits expense	32	30	(7)
Insurance commissions expense	152	161	6
Other expenses	45	40	(13)
Total acquisition and underwriting expense	229	231	1
Total expense	350	392	11
Income from continuing operations before income tax expense	$28	$2	n/m
Total assets	$9,888	$9,489	4
Insurance premiums and service revenue written	$389	$385	1
Combined ratio (c)	96.2%	106.5%
n/m = not meaningful
(a)Includes interest expense of $13 million and $14 million for the three months ended March 31, 2026, and 2025, respectively.
(b)Includes net unrealized losses on equity securities of $59 million and $15 million for the three months ended March 31, 2026, and 2025, respectively.
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
Our Insurance operations earned income from continuing operations before income tax expense of $28 million for the three months ended March 31, 2026, compared to $2 million for the three months ended March 31, 2025. The increase for the three months ended March 31, 2026, was primarily driven by lower insurance losses and loss adjustment expenses and higher interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net. The increase was partially offset by higher other loss on investments, net.
Insurance premiums and service revenue earned was $360 million for the three months ended March 31, 2026, compared to $364 million for the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026, was primarily due to lower P&C and VSC volume. The decrease was partially offset by growth of GAP and other ancillary F&I products.
Other loss on investments, net was $21 million for the three months ended March 31, 2026, compared to $4 million for the three months ended March 31, 2025. This included realized gains of $38 million during the three months ended March 31, 2026, compared to $11 million for the three months ended March 31, 2025. The increase for the three months ended March 31, 2026, was driven by net unrealized losses on equity securities of $59 million for the three months ended March 31, 2026, compared to net unrealized losses on equity securities of $15 million during the three months ended March 31, 2025. The increase for the three months ended March 31, 2026, was primarily due to equity securities performance in line with the broader market.
Insurance losses and loss adjustment expenses totaled $121 million for the three months ended March 31, 2026, compared to $161 million for the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026, was primarily due to lower weather losses. Weather-related loss and loss adjustment expenses from our vehicle inventory insurance business were $16 million during the three months ended March 31, 2026, compared to $58 million during the three months ended March 31, 2025. In April 2026, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related losses, under which retention limits vary for each quarter.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Our combined ratio was 96.2% for the three months ended March 31, 2026, compared to 106.5% for the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026, was primarily driven by lower weather losses.
Premium and Service Revenue Written
The following table summarizes premium and service revenue written by product, net of premiums ceded to reinsurers, and premiums and service revenue assumed from third parties. VSC and GAP revenue are earned over the life of the service contract on a basis proportionate to the anticipated loss pattern. Refer to Note 3 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for further discussion of this revenue stream.

	Three months ended March 31,
($ in millions)	2026	2025
Finance and insurance products
Vehicle service contracts	$158	$166
Guaranteed asset protection and other finance and insurance products (a)	94	73
Total finance and insurance products	252	239
Property and casualty insurance (b)	130	134
Other premium and service revenue written (c)	7	12
Total	$389	$385
(a)Other financial and insurance products include VMCs, ClearGuard, and other ancillary products.
(b)P&C insurance includes vehicle inventory insurance and dealer ancillary products including property and liability coverage earned on a straight-line basis.
(c)Primarily includes non-automotive assumed reinsurance and revenue associated with performing services as an underwriting carrier.
Insurance premiums and service revenue written increased $4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily due to growth in our GAP and other ancillary F&I products. The increase was partially offset by lower VSC volume.
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
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents
Noninterest-bearing cash	$56	$120
Interest-bearing cash	561	508
Total cash and cash equivalents	617	628
Equity securities	861	875
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	590	597
U.S. States and political subdivisions	300	314
Foreign government	199	188
Agency mortgage-backed residential	1,090	1,129
Mortgage-backed residential	193	198
Corporate debt	1,928	1,912
Total available-for-sale securities (amortized cost basis of $4,605 and $4,609)	4,300	4,338
Total cash, cash equivalents, and securities	$5,778	$5,841

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
In addition to these cash and investment securities, the Insurance segment has interest-bearing intercompany arrangements with Corporate and Other, callable on demand. The intercompany loan balance due to Insurance was $854 million and $807 million at March 31, 2026, and December 31, 2025, respectively, and related interest income of $6 million and $5 million was recognized for the three months ended March 31, 2026, and 2025, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended March 31,
($ in millions)	2026	2025	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$242	$218	11
Interest on loans held-for-sale	1	3	(67)
Interest expense	130	117	(11)
Net financing revenue and other interest income	113	104	9
Total other revenue	35	29	21
Total net revenue	148	133	11
Provision for credit losses	8	14	43
Noninterest expense
Compensation and benefits expense	26	25	(4)
Other operating expenses	20	18	(11)
Total noninterest expense	46	43	(7)
Income from continuing operations before income tax expense	$94	$76	24
Total assets	$13,803	$11,002	25
Our Corporate Finance operations earned income from continuing operations before income tax expense of $94 million for the three months ended March 31, 2026, compared to $76 million for the three months ended March 31, 2025. The increase for the three months ended March 31, 2026, was primarily due to higher net financing revenue and other interest income, higher total other revenue, and lower provision for credit losses.
Net financing revenue and other interest income was $113 million for the three months ended March 31, 2026, compared to $104 million for the three months ended March 31, 2025. The increase for the three months ended March 31, 2026, was primarily due to higher interest and fees on finance receivables and loans, driven by portfolio growth, partially offset by higher interest expense.
Other revenue increased $6 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by higher realized gains on nonmarketable equity investments and higher syndication income.
The provision for credit losses decreased $6 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily driven by lower portfolio growth and specific reserve activity as compared to the same period in 2025. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $3 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily due to higher direct and allocated expenses related to the growth of the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Credit Portfolio
The following table presents loans held-for-sale, the amortized cost basis of finance receivables and loans outstanding, unfunded lending commitments, and total serviced loans of our Corporate Finance operations. As of March 31, 2026, 64% of our loans and 65% of our lending commitments were asset based, with all in a first-lien position. Additionally, total criticized exposures were 10.3% and 9.7% of total Corporate Finance finance receivables and loans at March 31, 2026, and December 31, 2025, respectively.

($ in millions)	March 31, 2026	December 31, 2025
Loans held-for-sale, net	$121	$87
Finance receivables and loans (a)	$13,714	$12,930
Unfunded lending commitments (b)	$8,260	$8,526
Total serviced loans	$15,474	$15,127
(a)Includes $10.9 billion and $10.2 billion of commercial and industrial loans at March 31, 2026, and December 31, 2025, respectively, and $2.8 billion and $2.7 billion of commercial real estate loans at March 31, 2026, and December 31, 2025, respectively. Our commercial real estate loans are primarily focused on lending to skilled nursing facilities, senior housing, and medical office buildings. There are no exposures related to commercial office buildings.
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

	March 31, 2026	December 31, 2025
Industry
Financial services (a)	43.1%	43.0%
Health services	19.4	20.7
Services	12.9	13.2
Chemicals and metals	7.0	7.1
Machinery, equipment, and electronics	4.9	5.5
Automotive and transportation	4.6	4.6
Wholesale	2.8	2.7
Paper, printing, and publishing	1.6	0.2
Construction	1.3	1.2
Other manufactured products	1.0	0.7
Other	1.4	1.1
Total finance receivables and loans	100.0%	100.0%
(a)Primarily relates to loans to non-depository financial institutions within our Private Credit Finance portfolio, where we serve as lead agent. All loans within the Private Credit Finance portfolio are performing and rated pass.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Corporate and Other
The following table summarizes the activities of Corporate and Other, which primarily consist of centralized corporate treasury activities such as management of the cash and corporate investment securities and loan portfolios, short- and long-term debt, retail and brokered deposit liabilities, derivative instruments, original issue discount, and the residual impacts of our corporate FTP and treasury ALM activities. Corporate and Other also includes certain equity investments, which primarily consist of FHLB and FRB stock as well as other strategic investments through Ally Ventures, the management of our consumer mortgage portfolio, the activity related to Ally Invest, Ally Credit Card, CRA loans and investments, and reclassifications and eliminations between the reportable operating segments. We closed the sale of Ally Credit Card on April 1, 2025. Additionally, Corporate and Other includes costs that are not allocated to our reportable operating segments as part of our COH methodology, which involves management judgment. Refer to Note 22 to the Condensed Consolidated Financial Statements for more information.

	Three months ended March 31,
($ in millions)	2026	2025	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$118	$267	(56)
Interest on loans held-for-sale	5	1	n/m
Interest and dividends on investment securities and other earning assets (b)	196	196	—
Interest on cash and cash equivalents	76	93	(18)
Total financing revenue and other interest income	395	557	(29)
Interest expense
Original issue discount amortization (c)	19	18	(6)
Other interest expense (d)	227	461	51
Total interest expense	246	479	49
Net financing revenue and other interest income	149	78	91
Other revenue
Gain on mortgage and automotive loans, net	—	1	(100)
Other loss on investments, net	—	(495)	100
Other income, net of losses	31	67	(54)
Total other revenue	31	(427)	107
Total net revenue	180	(349)	152
Provision for credit losses	(9)	(257)	(96)
Total noninterest expense (e)	247	645	62
Loss from continuing operations before income tax benefit	$(58)	$(737)	92
Total assets	$55,966	$61,168	(9)
n/m = not meaningful
(a)Includes financing revenue from our consumer mortgage portfolio and impacts associated with hedging activities within our automotive loan portfolio. Additionally includes financing revenue from our consumer other portfolio prior to the completion of the sale of Ally Credit Card on April 1, 2025.
(b)Includes impacts associated with hedging activities of our available-for-sale securities.
(c)Amortization is included as interest on long-term debt in our Condensed Consolidated Statement of Comprehensive Income.
(d)Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.
(e)Includes reductions of $245 million and $217 million for the three months ended March 31, 2026, and 2025, respectively, related to the allocation of COH expenses to other segments. The receiving segments record their allocation of COH expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes total assets for Corporate and Other.

($ in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents and securities	$31,976	$32,408
Other investments	3,536	3,605
Mortgage finance receivables and loans, net	15,300	15,560
Other (a)	5,154	5,756
Total assets	$55,966	$57,329
(a)Primarily includes net deferred tax assets and net property and equipment. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information.
The following table presents the scheduled remaining amortization of the original issue discount at March 31, 2026.

Year ended December 31, ($ in millions)	2026	2027	2028	2029	2030	2031 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$607	$512	$405	$282	$139	$—
Total amortization (b)	63	95	107	123	143	139	$670
(a)The maximum annual scheduled amortization for any individual year is $143 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax benefit of $58 million for the three months ended March 31, 2026, compared to $737 million for the three months ended March 31, 2025. The decrease in loss for the three months ended March 31, 2026, was primarily driven by higher total other revenue and lower noninterest expense, partially offset by higher provision for credit losses.
Total financing revenue and other interest income was $395 million for the three months ended March 31, 2026, compared to $557 million for the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026, was primarily driven by lower average assets due to the sale of Ally Credit Card on April 1, 2025, lower income from our hedging activities, and the continued run-off of our consumer mortgage portfolio.
Total interest expense decreased $233 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Interest expense in our Corporate and Other segment includes our external borrowing costs less the amount charged to our operating segments, which is based on our FTP methodology. The decrease in interest expense for the three months ended March 31, 2026, was primarily driven by a lower interest rate environment and the sale of Ally Credit Card.
Total other revenue increased $458 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by a balance sheet repositioning of a portion of our available-for-sale securities during the first quarter of 2025.
The provision for credit losses increased $248 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was driven by a provision benefit associated with the transfer of Ally Credit Card to held-for-sale during the three months ended March 31, 2025. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense decreased $398 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in noninterest expense was primarily driven by the impairment of goodwill associated with the transfer of Ally Credit Card to held-for-sale during the three months ended March 31, 2025, and lower other operating expenses due to the sale of Ally Credit Card. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information on the impairment of goodwill.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents
Noninterest-bearing cash	$324	$285
Interest-bearing cash	8,577	9,117
Total cash and cash equivalents	8,901	9,402
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,807	1,682
U.S. States and political subdivisions	217	237
Agency mortgage-backed residential	11,605	11,772
Agency mortgage-backed commercial	5,107	4,932
Asset-backed	2	12
Total available-for-sale securities (amortized cost basis of $21,369 and $21,216)	18,738	18,635
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,183	1,154
Mortgage-backed residential	3,160	3,246
Asset-backed retained notes	44	51
Total held-to-maturity securities (amortized cost basis of $4,337 and $4,371)	4,387	4,451
Total cash, cash equivalents, and securities	$32,026	$32,488
Other Investments
The following table summarizes other investments at carrying value for Corporate and Other. Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for further information on these investments.

($ in millions)	March 31, 2026	December 31, 2025
Other assets
Proportional amortization investments (a)	$2,032	$2,094
Nonmarketable equity investments	832	854
Equity-method investments (b)	672	657
Total other investments	$3,536	$3,605
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments.
(b)Primarily comprises 85 and 82 investments made in connection with our CRA program at March 31, 2026, and December 31, 2025, respectively. The carrying value of these investments was $662 million and $647 million at March 31, 2026, and December 31, 2025, respectively.
Nonmarketable equity investments and equity-method investments include strategic investments made through Ally Ventures. Ally Ventures identifies, invests in, and builds relationships with key startups. At March 31, 2026, the carrying value of investments made through Ally Ventures was $37 million, comprising 16 investments, as compared to $38 million, comprising 18 investments at December 31, 2025. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information.

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

	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Trading days (a)	61.0	63.0	63.5	62.0	60.0
Average customer trades per day, (in thousands)	26.6	26.3	26.6	26.6	30.6
Funded accounts (b) (in thousands)	536	534	534	532	533
Total net customer assets (b) ($ in millions)	$20,123	$21,056	$21,049	$19,257	$17,130
Total customer cash balances (b) ($ in millions)	$1,463	$1,509	$1,508	$1,476	$1,406
(a)Represents the number of days the NYSE and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across the brokerage, robo and advisory portfolios.
During the three months ended March 31, 2026, total funded accounts remained relatively flat from the prior quarter and increased 1% from the first quarter of 2025. Average customer trades per day increased 1% from the prior quarter and decreased 13% from the first quarter of 2025, driven by evolving market conditions and customer engagement. Additionally, net customer assets decreased 4% from the prior quarter and increased 17% from the first quarter of 2025, as a result of changes in equity market valuations.
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

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium (discount) ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
March 31, 2026
Fixed-rate	$15,322	100	3.13%	$(11)	45.10%	781
Total	$15,322	100	3.13	$(11)	45.10	781
December 31, 2025
Fixed-rate	$15,583	100	3.14%	$(11)	46.31%	782
Total	$15,583	100	3.14	$(11)	46.31	782
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
Our risk-management framework is overseen by the RC. The RC sets the risk appetite across our company while risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. Our primary types of risks include credit risk, insurance/underwriting risk, liquidity risk, market risk, business/strategic risk, reputation risk, model risk, operational risk, information technology/cybersecurity/data risk, compliance risk, and conduct risk. For more information on our risk management process, refer to the Risk Management MD&A section of our 2025 Annual Report on Form 10-K.
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities based on our reportable operating segments.

($ in millions)	March 31, 2026	December 31, 2025
Finance receivables and loans
Automotive Finance (a)	$110,600	$108,711
Insurance (b)	6	8
Corporate Finance	13,714	12,930
Corporate and Other (c)	15,570	15,805
Total finance receivables and loans	139,890	137,454
Loans held-for-sale
Automotive Finance	27	12
Corporate Finance	121	87
Corporate and Other	189	450
Total loans held-for-sale	337	549
Total on-balance-sheet loans	140,227	138,003
Off-balance-sheet securitized loans
Automotive Finance	858	1,002
Whole-loan sales
Automotive Finance	2,521	2,190
Total off-balance-sheet loans (d)	3,379	3,192
Operating lease assets
Automotive Finance	8,699	8,772
Total operating lease assets	8,699	8,772
Total loan and operating lease exposure	$152,305	$149,967
(a)Includes a liability of $23 million and an asset of $7 million associated with fair value hedging adjustments at March 31, 2026, and December 31, 2025, respectively. Refer to Note 18 to the Condensed Consolidated Financial Statements for additional information.
(b)Represents insurance advance agreements with dealers that we administer through a noninsurance entity. These advances are included within our automotive commercial and industrial portfolio class.
(c)Primarily includes our consumer mortgage portfolio at both March 31, 2026, and December 31, 2025.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning and stress testing. This group closely monitors macroeconomic trends, such as unemployment rate and sales of new light motor vehicles, given the nature of our business and the potential impact on us given our exposure to these trends. As of March 31, 2026, the unemployment rate decreased to 4.3%. Sales of new light motor vehicles fell to an average annual rate of 15.6 million during the first quarter of 2026. Sales of new light motor vehicles remained below the pre-pandemic annual pace of 17.0 million in 2019, which has limited incoming used vehicle supply and supported used vehicle values. Additionally, used vehicle values may be impacted by availability, the price of new vehicles, or changes in customer preferences. However, macroeconomic risks remain elevated as a result of impacts from tariffs, inflation, which includes the effects of elevated energy prices, consumer financial health, and geopolitical conflict and related uncertainty.
Consumer Credit Portfolio
During the three months ended March 31, 2026, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, and prime and nonprime finance

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
receivables and loans. Consumer mortgage originations ceased during the second quarter of 2025, which has and will continue to result in a gradual run-off of our consumer mortgage loan portfolio. Following the expected sale of the remaining mortgage loans that were transferred to held-for-sale in the fourth quarter of 2025, our consumer mortgage portfolio will be all first-lien fixed-rate mortgages. The carrying value of our nonprime held-for-investment consumer automotive loans before allowance for loan losses represented approximately 10.5% and 10.1% of our total consumer automotive loans at March 31, 2026, and December 31, 2025, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.
The following table includes consumer finance receivables and loans recorded at amortized cost basis.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
($ in millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Consumer automotive (b) (c)	$86,662	$85,568	$1,128	$1,155	$—	$—
Consumer mortgage	15,311	15,572	62	62	—	—
Total consumer finance receivables and loans	$101,973	$101,140	$1,190	$1,217	$—	$—
(a)Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information on our accounting policy for finance receivables and loans on nonaccrual status.
(b)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 to the Condensed Consolidated Financial Statements for additional information.
(c)Includes outstanding CSG loans of $9.1 billion and $9.0 billion at March 31, 2026, and December 31, 2025, respectively, and RV loans of $264 million and $282 million at March 31, 2026, and December 31, 2025, respectively.
Total consumer finance receivables and loans increased $833 million to $102.0 billion at March 31, 2026, compared to December 31, 2025. The increase was primarily driven by an increase of $1.1 billion of consumer automotive finance receivables and loans, due to loan originations outpacing portfolio paydown. The increase in consumer finance receivables and loans was partially offset by a decrease of $261 million of our consumer mortgage finance receivables and loans, primarily due to portfolio runoff, as we ceased mortgage originations during the second quarter of 2025.
Total consumer nonperforming finance receivables and loans decreased $27 million to $1.2 billion at March 31, 2026, compared to December 31, 2025. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans was 1.2% at both March 31, 2026, and December 31, 2025.
Consumer automotive loans 30 days or more past due decreased $505 million to $4.0 billion at March 31, 2026, compared to December 31, 2025. During the three months ended March 31, 2026, we observed a decline in delinquency trends within our consumer automotive portfolio, primarily driven by seasonality.
The following table presents consumer net charge-offs from finance receivables and loans at amortized cost basis and related ratios.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2026	2025	2026	2025
Consumer automotive	$424	$445	2.0%	2.1%
Consumer mortgage	(8)	(1)	(0.2)	—
Consumer other (b)	—	63	—	11.1
Total consumer finance receivables and loans	$416	$507	1.6	2.0
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
(b)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025.
Our net charge-offs from total consumer finance receivables and loans were $416 million for the three months ended March 31, 2026, compared to $507 million for the three months ended March 31, 2025. The decrease for the three months ended March 31, 2026, was driven by lower net charge-offs within our consumer other portfolio due to the sale of Ally Credit Card, which closed on April 1, 2025. The decrease was also driven by lower net charge-offs within our consumer automotive portfolio, reflecting our pricing and underwriting strategies, and overall stability in used vehicle prices in recent years.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

	Three months ended March 31,
($ in millions)	2026	2025
Consumer automotive (a)	$11,276	$9,478
Consumer mortgage (b)	—	91
Total consumer loan originations	$11,276	$9,569
(a)Includes loans purchased under forward flow agreements with automotive retailers, as well as $509 million of loans originated as held-for-sale for the three months ended March 31, 2026, and $202 million for the three months ended March 31, 2025.
(b)Excludes bulk loan purchases and includes $91 million of loans originated as held-for-sale for the three months ended March 31, 2025. Consumer mortgage originations ceased during the second quarter of 2025.
Total consumer loan originations increased $1.7 billion for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by strong dealer engagement and growth in application volume from our dealer network. The increase was partially offset by a decrease in consumer mortgage originations, as mortgage originations ceased during the second quarter of 2025.
The following table shows the percentage of consumer finance receivables and loans by state concentration based on amortized cost basis.

	March 31, 2026 (a)		December 31, 2025
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.2%	40.6%	8.3%	40.5%
Texas	13.6	7.1	13.6	7.1
Florida	9.1	6.2	9.1	6.2
North Carolina	4.9	1.8	4.8	1.8
Pennsylvania	4.5	2.2	4.5	2.2
Georgia	4.1	2.8	4.1	2.9
New York	4.0	1.8	4.0	1.8
New Jersey	3.2	2.5	3.2	2.5
Illinois	3.0	2.8	3.0	2.8
Ohio	3.2	0.4	3.2	0.4
Other United States	42.2	31.8	42.2	31.8
Total consumer loans	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at March 31, 2026.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 25.8% of our total outstanding consumer finance receivables and loans at both March 31, 2026, and December 31, 2025. Our consumer mortgage loan portfolio concentration within California is primarily composed of high-quality jumbo mortgage loans.
Commercial Credit Portfolio
For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes total commercial finance receivables and loans reported at amortized cost basis.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
($ in millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Commercial
Commercial and industrial
Automotive	$18,972	$18,339	$3	$15	$—	$—
Other (b)	11,093	10,309	112	124	—	—
Commercial real estate	7,852	7,666	1	10	—	—
Total commercial finance receivables and loans	$37,917	$36,314	$116	$149	$—	$—
(a)Loans are generally in nonaccrual status when principal or interest has been delinquent for 90 days or more, or when full collection is not expected. Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information on our accounting policy for finance receivables and loans on nonaccrual status.
(b)Other commercial and industrial primarily includes senior secured commercial lending largely associated with our Corporate Finance operations.
Total commercial finance receivables and loans outstanding increased $1.6 billion to $37.9 billion at March 31, 2026, compared to December 31, 2025. The increase was primarily due to a $795 million increase in our Automotive Finance operations and a $784 million increase in our Corporate Finance operations.
Total commercial nonperforming finance receivables and loans were $116 million at March 31, 2026, reflecting a decrease of $33 million compared to December 31, 2025. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans was 0.3% and 0.4% at March 31, 2026, and December 31, 2025, respectively.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost basis and related ratios.

	Three months ended March 31,
	Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2026	2025	2026	2025
Commercial
Commercial and industrial
Other	$1	$—	—%	—%
Total commercial finance receivables and loans	$1	$—	—	—
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $7.9 billion and $7.7 billion at March 31, 2026, and December 31, 2025, respectively, which represented 5.6% of total outstanding finance receivables and loans at both March 31, 2026, and December 31, 2025. There were $5.0 billion and $4.8 billion of commercial real estate loans included in the Automotive Finance segment at March 31, 2026, and December 31, 2025, respectively, and $2.8 billion and $2.7 billion of commercial real estate loans included in the Corporate Finance segment at March 31, 2026, and December 31, 2025. As of both March 31, 2026, and December 31, 2025, we had no exposures related to commercial office buildings.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost basis.

	March 31, 2026	December 31, 2025
Florida	23.0%	22.1%
Texas	11.9	12.1
California	8.0	8.0
New York	7.8	7.9
Ohio	5.4	5.4
North Carolina	3.4	3.6
Michigan	3.3	3.4
Georgia	3.0	3.0
Illinois	2.5	2.4
Missouri	2.1	2.2
Other United States	29.6	29.9
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $341 million from December 31, 2025, to $3.3 billion at March 31, 2026. The increase was primarily driven by a increase in Special Mention loans within the commercial and industrial portfolio class of our Automotive Finance and Corporate Finance operations. Total criticized exposures were 8.7% and 8.2% of total commercial finance receivables and loans at March 31, 2026, and December 31, 2025, respectively, representing strong overall credit performance.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost basis.

	March 31, 2026	December 31, 2025
Industry
Automotive	62.2%	61.7%
Services	13.0	12.4
Electronics	11.1	11.2
Other	13.7	14.7
Total commercial criticized finance receivables and loans	100.0%	100.0%
Repossessed and Foreclosed Assets
We classify a repossessed or foreclosed asset as held-for-sale, which is included in other assets on our Condensed Consolidated Balance Sheet, when physical possession of the collateral is taken. We dispose of the acquired collateral in a timely fashion in accordance with regulatory requirements. For more information on repossessed and foreclosed assets, refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.
Repossessed consumer automotive loan assets in our Automotive Finance operations were $202 million and $220 million at March 31, 2026, and December 31, 2025, respectively, and foreclosed consumer mortgage assets were $1 million at both March 31, 2026, and December 31, 2025. Repossessed commercial automotive loan assets in our Automotive Finance operations were $1 million at both March 31, 2026, and December 31, 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Allowance for Loan Losses
Our quantitatively determined allowance under CECL is impacted by certain forecasted economic factors as further described in Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K. For example, our consumer automotive allowance for loan losses is most sensitive to state-level unemployment rates. Our process for determining the allowance for loan losses considers a borrower’s willingness and ability to pay and considers other factors, including loan modification programs. In addition to our quantitative allowance for loan losses, we also incorporate qualitative adjustments that may relate to idiosyncratic risks, climate-related events, changes in current economic conditions that may not be reflected in quantitatively derived results, and other macroeconomic uncertainty.
We also monitor model performance, using model error and related assessments, and we may incorporate qualitative reserves to adjust our quantitatively determined allowance if we observe deterioration in model performance. Additionally, we perform a sensitivity analysis of our allowance utilizing varying macroeconomic scenarios, as described further within Critical Accounting Estimates — Allowance for Credit Losses within the MD&A of our 2025 Annual Report on Form 10-K.
Through March 31, 2026, forecasted economic variables incorporated into our quantitative allowance processes were updated to include the current macroeconomic environment and our future expectations reflecting slow GDP growth in the near term. This included (but was not limited to) the following: the unemployment rate peaking at approximately 4.6% in the second quarter of 2026, before reverting to the historical mean of approximately 5.7% by the first quarter of 2029, GDP growth slowing to 2.0% as measured on a quarter-over-quarter seasonally adjusted annualized rate basis in 2026 and 2027, before reverting to the historical mean of approximately 2.2% by the first quarter of 2029, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis peaking at more than 16 million units in the fourth quarter of 2026, before reverting to the historical mean of 15 million units by the first quarter of 2029. Additionally, we maintain a qualitative allowance framework to account for ongoing risks and volatility in the macroeconomic environment, including the impacts from tariffs, inflation, which includes the effects of elevated energy prices, consumer financial health, and geopolitical conflict and related uncertainty, that could adversely impact frequency of loss and LGD. Our overall allowance for loan losses increased $50 million from the prior quarter to $3.5 billion at March 31, 2026, representing 2.5% as a percentage of total finance receivables at both March 31, 2026, and December 31, 2025.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months ended March 31, 2026, and March 31, 2025, respectively.

($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2026	$3,208	$12	$3,220	$270	$3,490
Charge-offs (a)	(671)	—	(671)	(1)	(672)
Recoveries	247	8	255	—	255
Net charge-offs	(424)	8	(416)	(1)	(417)
Provision for credit losses
Provision due to change in portfolio size	42	—	42	9	51
Provision due to incremental charge-offs	424	(8)	416	1	417
Provision due to all other factors	1	(1)	—	(1)	(1)
Total provision for credit losses	467	(9)	458	9	467
Other	(1)	—	(1)	1	—
Allowance at March 31, 2026	$3,250	$11	$3,261	$279	$3,540
Net charge-offs to average finance receivables and loans outstanding for the three months ended March 31, 2026	2.0%	(0.2)%	1.6%	—%	1.2%
Allowance for loan losses to total nonperforming finance receivables and loans at March 31, 2026 (b)	288.2%	17.5%	274.1%	239.4%	271.0%
Nonaccrual loans to finance receivables and loans outstanding at March 31, 2026	1.3%	0.4%	1.2%	0.3%	0.9%
Ratio of allowance for loan losses to annualized net charge-offs at March 31, 2026	1.9	(0.3)	2.0	66.4	2.1
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for information regarding our charge-off policies.
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
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for information regarding our charge-off policies.
(c)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost basis.
The allowance for consumer loan losses as of March 31, 2026, increased $99 million compared to March 31, 2025, reflecting an increase of $106 million in the consumer automotive allowance, primarily driven by portfolio growth. The increase was partially offset by a decrease of $7 million in the consumer mortgage allowance, primarily driven by higher net recoveries.
The allowance for commercial loan losses as of March 31, 2026, increased $43 million compared to March 31, 2025. The increase was primarily driven by higher specific reserves and portfolio growth in our Corporate Finance operations, partially offset by lower specific reserves in our Automotive Finance operations.
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

	Three months ended March 31,
($ in millions)	2026	2025
Consumer automotive	$467	$418
Consumer mortgage	(9)	—
Consumer other (a)	—	(257)
Total consumer	458	161
Commercial
Commercial and industrial
Automotive	1	16
Other	8	11
Commercial real estate	—	3
Total commercial	9	30
Total provision for loan losses	$467	$191
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The provision for consumer credit losses increased $297 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by a provision benefit within our consumer other portfolio associated with the transfer of Ally Credit Card to held-for-sale that occurred during the three months ended March 31, 2025, and an increase in portfolio growth within our consumer automotive portfolio during the three months ended March 31, 2026. The increase was partially offset by lower net charge-offs within our consumer other portfolio as a result of the sale of Ally Credit Card and lower net charge-offs within our consumer automotive portfolio.
The provision for commercial credit losses decreased $21 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease was primarily driven by lower specific reserve activity in both Automotive Finance and Corporate Finance operations, and lower portfolio growth in our Corporate Finance operations as compared to the three months ended March 31, 2025.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by loan portfolio class.

	2026			2025
March 31, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer automotive	$3,250	3.8	91.8	$3,144	3.7	92.5
Consumer mortgage	11	0.1	0.3	18	0.1	0.5
Total consumer loans	3,261	3.2	92.1	3,162	3.1	93.0
Commercial
Commercial and industrial
Automotive	22	0.1	0.6	34	0.2	1.0
Other	202	1.8	5.7	162	1.8	4.8
Commercial real estate	55	0.7	1.6	40	0.6	1.2
Total commercial loans	279	0.7	7.9	236	0.7	7.0
Total allowance for loan losses	$3,540	2.5	100.0	$3,398	2.5	100.0
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
During the first quarter of 2026, the Federal Reserve maintained the federal funds target range at 3.50–3.75%. Continued high benchmark interest rates led to pricing impacts across the balance sheet. Refer to the section below titled Net Financing Revenue Sensitivity Analysis for additional information on how future rate changes may impact net financing revenue.
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
As part of our CRA program, we make investments in small business investment company funds, community and workforce development funds, tax credit funds, and other CRA-eligible funds that do not qualify as proportional amortization investments. Many of these CRA funds feature private equity or venture capital structures and are accounted for using the equity method of accounting. We recognize our share of the investee’s earnings based on the performance of the funds. We recognized a gain of $6 million related to these investments during the three months ended March 31, 2026, as compared to $14 million during the three months ended March 31, 2025. The gain for the three months ended March 31, 2026, was primarily due to the underlying performance of several investments in venture capital firms. There were no indications of impairment within our portfolio of CRA-eligible funds as of March 31, 2026.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
In addition, we are exposed to changes in the value of other nonmarketable equity investments without readily determinable fair market values, which may cause volatility in our earnings.
As of March 31, 2026, we had $2.8 billion of cumulative net unrealized losses, inclusive of tax effects, on our debt securities. During the three months ended March 31, 2026, we recorded $3 million of net unrealized losses, inclusive of tax effects, on our available-for-sale securities. Unrealized gains and losses are recorded in other comprehensive income within our Condensed Consolidated Statement of Comprehensive Income, and are generally not realized unless we sell the securities prior to their stated maturity date. As of March 31, 2026, and December 31, 2025, we did not have the intent to sell available-for-sale securities in an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For the three months ended March 31, 2026, management determined that there were no expected credit losses for available-for-sale or held-to-maturity securities in an unrealized loss position. Refer to Note 6 and Note 15 to the Condensed Consolidated Financial Statements for additional information.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various parallel shocks to the implied forward curve as of March 31, 2026, and December 31, 2025.

	March 31, 2026		December 31, 2025
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$3	$(243)	$18	$(221)
+100 basis points	3	(114)	9	(106)
-100 basis points	(11)	44	(20)	22
-200 basis points	(32)	14	(44)	(31)
(a)Gradual changes in interest rates are recognized over 12 months.
Since December 31, 2025, the implied forward curve has flattened, driven by the front end, as expected declines in the Federal Funds Rate decreased. During the three months ended March 31, 2026, our asset balances increased primarily due to growth in floating-rate commercial loans and fixed-rate retail automotive loans, partially offset by the continued run-off of our consumer mortgage portfolio. The impact of these changes is reflected in our baseline net financing revenue forecast. As of March 31, 2026, our balance sheet is modestly asset sensitive in the near term due to our floating-rate assets and pay-fixed hedge position. However, our balance sheet remains liability sensitive over the medium term, driven by the assumed repricing of our deposits and market-based funding outpacing the assumed repricing of our floating-rate assets and pay-fixed swaps.
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
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. Our operating lease portfolio, net of accumulated depreciation was $8.7 billion and $8.8 billion as of March 31, 2026, and December 31, 2025, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $7.0 billion and $7.1 billion as of March 31, 2026, and December 31, 2025, respectively. Certain of our operating leases are covered by residual guarantees with counterparties, which partially mitigates the residual value risk to the extent the counterparties are able to meet the terms of the contractual agreements. As of both March 31, 2026, and December 31, 2025, consumer operating leases with a carrying value, net of accumulated depreciation, of $3.4 billion, were covered by OEM residual value guarantees. Refer to Note 8 to the Condensed Consolidated Financial Statements for further information. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A of our 2025 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average loss per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended March 31,
	2026	2025
Off-lease vehicles terminated (in units)	15,162	21,943
Average loss per vehicle ($ per unit)	$(663)	$(863)
Method of vehicle sales
Sale to dealer, lessee, and other	40%	42%
Auction
SmartAuction	53	45
Physical	7	13
We recognized an average loss per vehicle of $663 for the three months ended March 31, 2026, compared to $863 for the three months ended March 31, 2025. The method of vehicle sales is largely dependent on used vehicle values at lease termination compared to contractual residual values at lease inception. In the near term, our ability to optimize remarketing gains may be limited due to used vehicle market pressures on certain plug-in hybrid vehicles following the elimination of federal electric-vehicle tax credits for both new and used vehicles, vehicle recalls, and increased OEM marketing incentives on new vehicles. During the first quarter of 2026, we adjusted the rate of

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
depreciation to recognize more depreciation on vehicles scheduled to terminate through September 30, 2027, primarily driven by used market pressures on certain plug-in hybrid vehicles. We will continue to evaluate our depreciation rate for leased vehicles based on expected residual values and adjust depreciation expense over the remaining life of the lease, if deemed necessary. Additionally, our operating lease portfolio mix has shifted towards contracts with a residual value guarantee, and towards a more diverse mix of OEMs for contracts without a residual value guarantee, which may reduce volatility in remarketing gains and losses in future years.
Operating Lease Portfolio Mix
We monitor concentrations of our consumer operating lease portfolio by OEM, vehicle type, and OEM residual value guarantee status. The following table presents the concentration of our outstanding operating lease exposures by OEM, disaggregated by those with and without OEM residual value guarantees.

	March 31, 2026	December 31, 2025
Operating lease exposures with OEM residual value guarantees (a)	39%	39%
Operating lease exposures without OEM residual value guarantees
Stellantis	29	34
GM	21	18
Other OEMs	11	9
Total exposures without OEM residual value guarantees	61	61
Total operating lease exposures	100%	100%
(a)Represents an exposure with one automotive manufacturer at both March 31, 2026, and December 31, 2025.
As of March 31, 2026, and December 31, 2025, $4.0 billion and $4.2 billion of our investment in operating leases, net of accumulated depreciation, were battery-electric or plug-in hybrid vehicles, respectively. Substantially all of our investment in operating leases of battery-electric vehicles are covered by OEM residual value guarantees of approximately 50% of the vehicles’ contract residual value. Refer to Note 8 to the Condensed Consolidated Financial Statements for more information regarding our investment in operating leases.
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

	March 31, 2026	December 31, 2025
Sport utility vehicle	66%	67%
Car	23	22
Truck	11	11

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
The ALCO, chaired by the Corporate Treasurer, is responsible for overseeing our funding and liquidity strategies. Corporate Treasury is responsible for managing our liquidity positions within limits approved by the RC. As part of managing liquidity risk, Corporate Treasury prepares monthly forecasts depicting anticipated funding needs and sources of funds, executes our funding strategies, and manages liquidity under normal as well as more severely stressed macroeconomic environments. Oversight and monitoring of liquidity risk are provided by Independent Risk Management.
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2028). Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of March 31, 2026.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes our total available liquidity.

($ in millions)	March 31, 2026	December 31, 2025
Liquid cash and equivalents (a)	$8,880	$9,676
FHLB unused pledged borrowing capacity (b)	9,509	9,115
Unencumbered highly liquid securities (c)	20,433	20,328
FRB Discount Window pledged capacity (d)	26,957	26,935
Total available liquidity	$65,779	$66,054
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
Recent Funding and Liquidity Developments
Key funding highlights from January 1, 2026, to date were as follows:
•We raised $758 million through the completion of a term securitization transaction backed by consumer automotive loans.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	March 31, 2026		December 31, 2025
($ in millions)	On-balance-sheet funding	% Share of funding	On-balance-sheet funding	% Share of funding
Deposits	$153,152	88	$151,649	87
Debt
Secured financings	11,556	7	11,753	7
Institutional term debt	9,303	5	9,284	6
Retail term notes	616	—	728	—
Total debt (a)	21,475	12	21,765	13
Total on-balance-sheet funding	$174,627	100	$173,414	100
(a)Includes hedge basis adjustments as described in Note 18 to the Condensed Consolidated Financial Statements.
Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at March 31, 2026.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including savings accounts, money-market demand accounts, CDs, interest-bearing spending accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which we believe, at scale, is the most efficient and stable source of funding for us when compared to other funding sources. Retail deposits constituted 84% of our total on-balance-sheet funding sources at March 31, 2026. Total deposits, which include brokered deposits obtained through third-party intermediaries, constituted 88% of total on-balance-sheet funding at March 31, 2026.
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

	March 31, 2026		December 31, 2025
($ in millions)	Amount	% of total deposits	Amount	% of total deposits
Uninsured deposits
Total uninsured deposits, as calculated per regulatory guidelines	$16,952	11	$16,712	11
Less: Affiliate and intercompany deposits	4,756	3	4,877	3
Total uninsured deposits, excluding affiliate and intercompany deposits	$12,196	8	$11,835	8

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
On November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDI Act in connection with the receiverships of SVB and Signature. In December 2025, the FDIC reduced the rate at which the special assessment is collected for the eighth and final quarter of the collection period, with an invoice payment date of March 30, 2026. We paid $4 million in special assessments during the three months ended March 31, 2026. We do not expect to make any additional payments related to this special assessment.
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Total primary retail deposit customers (in thousands)	3,525	3,450	3,405	3,360	3,330
Deposits ($ in millions)
Retail	$146,132	$143,529	$141,843	$143,158	$146,069
Brokered	5,591	6,703	5,037	3,244	3,949
Other (a)	1,429	1,417	1,530	1,464	1,410
Total deposits	$153,152	$151,649	$148,410	$147,866	$151,428
(a)Other deposits include mortgage escrow deposits. Other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.3 billion as of both March 31, 2026, and December 31, 2025, $1.4 billion as of September 30, 2025, and $1.3 billion as of both June 30, 2025, and March 31, 2025.
During the three months ended March 31, 2026, our total deposit base increased $1.5 billion and we added approximately 75,000 retail deposit customers, ending with approximately 3.5 million retail deposit customers as of March 31, 2026. Total retail deposits increased $2.6 billion during the three months ended March 31, 2026, bringing the total retail deposits portfolio to $146.1 billion as of March 31, 2026. During the three months ended March 31, 2026, we implemented pricing actions to reduce rates paid on several of our key deposit product offerings. These pricing actions reduced deposit balances from our most rate sensitive customers, which were more than offset by deposit growth from new customers. Brokered deposits decreased $1.1 billion during the three months ended March 31, 2026, due to brokered deposit maturities and calls. During the three months ended March 31, 2026, our CD deposit liabilities decreased $2.1 billion while our savings, money market, and spending account deposit liabilities increased $3.6 billion. This trend was primarily due to customer migration to liquid savings as fixed-rate CD maturities occurred during the three months ended March 31, 2026. Strong customer acquisition and retention rates continue to deliver a favorable funding mix. Overall, we continue to maintain a relentless focus on customer experience and competitive rates.
Approximately 92% of retail deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of March 31, 2026. Our total available liquidity exceeded our uninsured retail deposit liabilities by $53.6 billion as of March 31, 2026. For additional information on our deposit funding by type, refer to Note 11 to the Condensed Consolidated Financial Statements.
We continue to be recognized for the total experience and value we deliver to our customers - combining strong products, intuitive digital tools, and trusted service. In 2026, Ally was named one of Forbes’ World’s Best Banks and Best National Retail Bank by Newsweek, reinforcing our position as a customer-first financial institution. Newsweek also recognized Ally among America’s Most Reliable and Most Trustworthy Companies, reflecting the confidence customers place in our brand. Ally’s digital leadership and service excellence continue to set us apart. Money recognized Ally among the Best Banks for Digital Investing and FinanceBuzz awarded Ally the Best Account for Automated Savings in 2026. Our commitment to customer care was further recognized by Newsweek and USA Today, which rank Ally among America’s Best Customer Service organizations in Financial Services.
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
These securitization transactions may meet the criteria to be accounted for as off-balance-sheet securitization transactions if we do not hold a potentially significant economic interest or do not provide servicing or asset management functions for the financial assets held by the securitization entity. Our securitization transactions may not meet the required criteria to be accounted for as off-balance-sheet securitization transactions; therefore, they are accounted for as secured borrowings. For information regarding our off-balance sheet arrangements and securitization activities, refer to Note 1 and Note 11 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans and investment securities. As of March 31, 2026, we had pledged $25.9 billion of assets to the FHLB resulting in $17.3 billion in total funding capacity with $7.8 billion of debt outstanding.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
At March 31, 2026, $64.8 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We have long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $616 million of retail term notes outstanding at March 31, 2026. The remainder of our unsecured debt is composed of institutional term debt. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information about our outstanding long-term unsecured debt.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of March 31, 2026, we had $526 million debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. The FRB, however, is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. As of March 31, 2026, we had assets pledged and restricted as collateral to the FRB totaling $33.6 billion, resulting in $27.0 billion in total funding capacity with no debt outstanding.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both March 31, 2026, and December 31, 2025, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

	Three months ended March 31,
($ in millions)	2026	2025
Net financing loss and other interest income (a)	$(233)	$(240)
Dividends from bank subsidiaries	450	44
Total other revenue	53	—
Total net revenue	270	(196)
Provision for credit losses	1	2
Total noninterest expense	108	120
Income (loss) from continuing operations before income tax benefit	161	(318)
Income tax benefit from continuing operations (b)	(69)	(80)
Income (loss) from continuing operations	230	(238)
Net income (loss) (c)	$230	$(238)
(a)Net financing loss and other interest income is primarily driven by interest expense on long-term debt.
(b)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and consolidated tax adjustments. The income tax benefit excludes tax effects on dividends from subsidiaries.
(c)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	March 31, 2026	December 31, 2025
Total assets (a)	$6,265	$6,284
Total liabilities	$11,665	$11,697
(a)Excludes investments in all nonguarantor subsidiaries.
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
We submitted our 2024 capital plan to the FRB in April 2024, and received an updated preliminary stress capital buffer requirement from the FRB in June 2024 of 2.6%. The updated 2.6% stress capital buffer requirement was finalized in August 2024, and became effective in October 2024. We submitted our 2025 capital plan to the FRB in April 2025, and received in June 2025 an updated preliminary stress capital buffer requirement that remained unchanged at 2.6%. The 2.6% stress capital buffer requirement was finalized in August 2025, and became effective in October 2025. We submitted our 2026 capital plan to the FRB in April 2026.
In December 2024, we accessed the unsecured debt capital markets and issued $500 million of subordinated notes, which qualify as Tier 2 capital for Ally under U.S. Basel III. During the years ended December 31, 2025, and 2024, we accessed the debt capital markets and issued an aggregate of $1.1 billion and $770 million, respectively, of credit-linked notes based on combined reference portfolios of $10.0 billion and $7.0 billion of consumer automotive loans. The proceeds from these credit-linked notes issuances constitute prefunded credit protection for mezzanine tranches of the respective reference portfolio and are recognized as restricted cash and cash equivalents in other assets on our Condensed Consolidated Balance Sheet. These transactions are structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure, which recognizes the credit risk mitigation benefits and generally provides lower risk

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
weights relative to those assigned to consumer automotive loans that are not securitized. As of March 31, 2026, and December 31, 2025, $10.7 billion and $12.1 billion, respectively, of our consumer automotive loans and related exposures were included as reference assets in these credit-linked notes transactions.
In December 2025, our Board authorized a share repurchase program, permitting us to repurchase up to $2.0 billion of our common stock under a multi-year program without a set expiration date. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB and any changes to capital, liquidity, and other regulatory requirements that may be proposed or adopted by the U.S. banking agencies), Ally’s financial and operational performance, alternative uses of capital, the trading price of Ally’s common stock, and general market conditions. The share repurchase program does not obligate Ally to acquire a specific dollar amount or number of shares, and may be extended, modified, or discontinued at any time.
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

	March 31,
($ in millions)	2026	2025
Common Equity Tier 1 capital ratio	10.11%	9.50%
Tier 1 capital ratio	11.56%	10.97%
Total capital ratio	13.40%	12.83%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	9.16%	8.73%
Total equity	$15,609	$14,232
Preferred stock	(2,324)	(2,324)
Goodwill and certain other intangibles	(187)	(295)
Deferred tax assets arising from net operating loss and tax credit carryforwards (b)	(200)	(288)
Accumulated other comprehensive loss related adjustments (c)	2,797	3,282
Common Equity Tier 1 capital	15,695	14,607
Preferred stock	2,324	2,324
Other adjustments	(85)	(68)
Tier 1 capital	17,934	16,863
Qualifying subordinated debt and other instruments qualifying as Tier 2	984	983
Qualifying allowance for loan losses and other adjustments	1,875	1,871
Total capital	$20,793	$19,717
Risk-weighted assets (d)	$155,201	$153,693
(a)Tier 1 leverage ratio equals Tier 1 capital divided by adjusted quarterly average total assets, which both reflect adjustments for disallowed goodwill, certain intangible assets, and disallowed deferred tax assets.
(b)Contains deferred tax assets required to be deducted from capital under U.S. Basel III.
(c)Comprises adjustments related to our accumulated other comprehensive income opt-out election, which allows us to exclude most elements of accumulated other comprehensive income from regulatory capital.
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

Rating agency	Short-term	Senior unsecured debt	Outlook
Fitch (a)	F3	BBB-	Positive
Moody’s (b)	P-3	Baa3	Stable
S&P (c)	A-3	BBB-	Stable
DBRS (d)	R-2 (high)	BBB	Stable
(a)Fitch affirmed our senior unsecured debt rating of BBB-, short-term rating of F3, and changed our outlook to Positive from Stable on February 26, 2026.
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
As illustrated by the issuer ratings above, as of March 31, 2026, Ally holds an investment-grade rating from all the respective nationally recognized rating agencies.
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
Our most critical accounting estimates are as follows:
•Allowance for loan losses
•Valuation of automotive lease assets and residuals
•Fair value of financial instruments
•Determination of provision for income taxes
We did not substantively change any material aspect of our methodologies and processes used in developing any of the estimates described above from what was described in the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.
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
Net Interest Margin Table
The following table presents an analysis of net yield on interest-earning assets (or net interest margin) for the periods shown.

	2026			2025			Increase (decrease) due to
Three months ended March 31, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents (b) (c)	$9,100	$81	3.61%	$9,345	$98	4.23%	$(3)	$(14)	$(17)
Investment securities (d)	28,235	223	3.21	27,812	221	3.22	3	(1)	2
Loans held-for-sale, net	415	9	9.21	166	5	11.83	8	(4)	4
Finance receivables and loans, net (d) (e) (f)	137,797	2,658	7.82	135,178	2,709	8.13	52	(103)	(51)
Investment in operating leases, net (g)	8,805	124	5.73	7,955	111	5.69	12	1	13
Other earning assets	719	11	6.23	623	9	5.88	1	1	2
Total interest-earning assets	185,071	3,106	6.81	181,079	3,153	7.06			(47)
Noninterest-bearing cash and cash equivalents	286			279
Other assets	11,510			12,078
Allowance for loan losses	(3,501)			(3,708)
Total assets	$193,366			$189,728
Liabilities and equity
Interest-bearing deposit liabilities (d)	$151,722	$1,233	3.30%	$150,495	$1,403	3.78%	$11	$(181)	$(170)
Short-term borrowings	1,941	19	3.92	124	1	3.10	15	3	18
Long-term debt	17,049	265	6.31	17,245	271	6.37	(3)	(3)	(6)
Total interest-bearing liabilities	170,712	1,517	3.60	167,864	1,675	4.05			(158)
Noninterest-bearing deposit liabilities	145			145
Total funding sources	170,857	1,517	3.60	168,009	1,675	4.05
Other liabilities	6,727			7,529
Total liabilities	177,584			175,538
Total equity	15,782			14,190
Total liabilities and equity	$193,366			$189,728
Net financing revenue and other interest income		$1,589			$1,478				$111
Net interest spread (h)			3.21%			3.01%
Net yield on interest-earning assets (i)			3.48%			3.31%
(a)Average balances are calculated using an average daily balance methodology. Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for further information regarding our basis of presentation and significant accounting policies, which are in accordance with U.S. GAAP.
(b)Includes restricted interest-bearing cash and cash equivalents recorded in other assets on the Condensed Consolidated Balance Sheet.
(c)Includes interest expense related to margin received on derivative contracts of $3 million for the three months ended March 31, 2025. Excluding this expense, the annualized yield was 4.37% for the three months ended March 31, 2025.
(d)Includes the effects of derivative financial instruments designated as hedges. Refer to Note 18 to the Condensed Consolidated Financial Statements for further information about the effects of our hedging activities.
(e)Nonperforming finance receivables and loans are included in the average balances. For information on our accounting policies regarding nonperforming status, refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.
(f)Includes average balances of credit card finance receivables and loans, net, that were transferred to loans held-for-sale on March 31, 2025, prior to the completion of the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for further information.
(g)Yield includes losses on the sale of off-lease vehicles of $10 million and $19 million for the three months ended March 31, 2026, and 2025, respectively. Excluding losses on the sale of off-lease vehicles, the annualized yield was 6.19% and 6.66% for the three months ended March 31, 2026, and 2025, respectively.
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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. During the first quarter of 2026, we implemented a new Enterprise Resource Planning (“ERP”) system, which replaced the former financial application. This change was not undertaken in response to any identified deficiency in our internal control over financial reporting. We adjusted internal control frameworks for related processes to reflect changes to information systems and business processes that occurred as part of the implementation. We also added, modified, and eliminated certain controls to account for new and modified technology and business processes. While this new platform will help us continue to expand our capabilities, there are inherent risks in implementing any new system. We will continue to monitor the newly implemented platform to ensure that the system is performing as intended. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Ally Financial Inc. • Form 10-Q

Item 1.    Legal Proceedings
Refer to Note 23 to the Condensed Consolidated Financial Statements (incorporated herein by reference) for a discussion related to our legal proceedings, which supplements the discussion of legal proceedings set forth in Note 29 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.
Item 1A.    Risk Factors
There have been no material changes to the Risk Factors described in our 2025 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Ally did not have any unregistered sales of equity securities during the three months ended March 31, 2026.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended March 31, 2026.

Three months ended March 31, 2026	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
January 2026	1,294	$42.69	1,294	$1,931
February 2026	940	41.44	940	1,892
March 2026	1,390	38.11	1,390	1,839
Total	3,624	40.61	3,624
(a)Includes common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)Excludes excise tax and brokerage commissions.
(c)On December 10, 2025, we announced a multi-year share repurchase program of up to $2.0 billion in common stock. The program commenced in the fourth quarter of 2025 and does not have an expiration date.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a) None.
(b) None.
(c) The following provides a description of Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Exchange Act) adopted during the three months ended March 31, 2026, by any director or executive officer who is subject to the filing requirements of Section 16 of the Exchange Act:
On January 30, 2026, Stephanie N. Richard, Chief Risk Officer, adopted an arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act for the sale of up to 20,000 shares of common stock in the amounts and at prices determined in accordance with the formulae set forth in the arrangement. The arrangement will expire on May 5, 2027, subject to early termination in accordance with the terms of the arrangement.
No directors or executive officers modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the three months ended March 31, 2026.
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

Ally Financial Inc. • Form 10-Q
Item 6.    Exhibits
The exhibits listed on the following index of exhibits are filed as a part of this report.

Exhibit	Description	Method of Filing

3.1	Certificate of Designation of 7.100% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D of Ally Financial Inc.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of May 1, 2026, (File No. 1-3754), incorporated herein by reference.

22.1	Subsidiary Guarantors	Filed as Exhibit 22 to the Company’s Quarterly Report for the period ended March 31, 2020, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101
The following information from our Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended March 31, 2026, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of May, 2026.

Ally Financial Inc. (Registrant)

/S/ RUSSELL E. HUTCHINSON
Russell E. Hutchinson Chief Financial Officer

/S/ AUSTIN T. MCGRATH
Austin T. McGrath Vice President, Controller, and Chief Accounting Officer