Form 10-Q
period 2026-06-30
Ally Financial Inc.
filed 2026-07-23
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026, or

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
Yes ☐                    No ☑
At July 21, 2026, the number of shares outstanding of the Registrant’s common stock was 304,199,693 shares.

Index
Ally Financial Inc. • Form 10-Q

Index of Defined Terms
Ally Financial Inc. • Form 10-Q
Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
AI	Artificial intelligence
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel Committee	Basel Committee on Banking Supervision
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956, as amended
Board	Ally Financial Inc. Board of Directors
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
CEO	Chief Executive Officer
CODM	Chief Operating Decision Maker
COH	Corporate overhead
CRA	Community Reinvestment Act of 1977, as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
DBRS	Morningstar DBRS
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DTA	Deferred tax asset
DVA	Debit valuation adjustment
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act, as amended
ETF	Exchange-traded fund
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDI Act	Federal Deposit Insurance Act, as amended
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991, as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999, as amended
GM	General Motors Company
HTC	Historic tax credit
IB Finance	IB Finance Holding Company, LLC
IDI	Insured Depository Institution
LCR	Liquidity coverage ratio
LGD	Loss given default

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NMTC	New market tax credit
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OEM	Automotive original equipment manufacturer
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
PCD	Purchased credit deteriorated
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
S&P	Standard & Poor’s Global
SEC	U.S. Securities and Exchange Commission
Signature	Signature Bank
SPE	Special-purpose entity
Stellantis	Stellantis N.V.
SVB	Silicon Valley Bank
Tailoring Rules	The rules implementing Title IV of the EGRRCP Act
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$2,741	$2,624	$5,399	$5,333
Interest on loans held-for-sale	12	6	21	11
Interest and dividends on investment securities and other earning assets	242	248	476	478
Interest on cash and cash equivalents	80	95	161	193
Operating leases	390	352	782	703
Total financing revenue and other interest income	3,465	3,325	6,839	6,718
Interest expense
Interest on deposits	1,200	1,329	2,433	2,732
Interest on short-term borrowings	42	5	61	6
Interest on long-term debt	266	258	531	529
Interest on other	4	1	4	1
Total interest expense	1,512	1,593	3,029	3,268
Net depreciation expense on operating lease assets	269	216	537	456
Net financing revenue and other interest income	1,684	1,516	3,273	2,994
Other revenue
Insurance premiums and service revenue earned	368	359	728	723
Loss on mortgage and automotive loans, net	(6)	(4)	(9)	(3)
Loss on extinguishment of debt	(2)	—	(2)	—
Other gain (loss) on investments, net	76	61	55	(438)
Other income, net of losses	166	150	343	347
Total other revenue	602	566	1,115	629
Total net revenue	2,286	2,082	4,388	3,623
Provision for credit losses	430	384	897	575
Noninterest expense
Compensation and benefits expense	458	430	949	935
Insurance losses and loss adjustment expenses	208	203	329	364
Goodwill impairment	—	—	—	305
Other operating expenses	653	629	1,276	1,292
Total noninterest expense	1,319	1,262	2,554	2,896
Income from continuing operations before income tax expense	537	436	937	152
Income tax expense from continuing operations	127	84	208	25
Net income from continuing operations	410	352	729	127
Net income	$410	$352	$729	$127
Other comprehensive income, net of tax	62	43	75	705
Comprehensive income	$472	$395	$804	$832
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands) (a)	2026	2025	2026	2025
Net income from continuing operations attributable to common shareholders	$367	$324	$658	$71
Net income attributable to common shareholders	$367	$324	$658	$71
Basic weighted-average common shares outstanding (b)	308,362	309,895	309,669	309,453
Diluted weighted-average common shares outstanding (b)	311,035	312,434	312,120	312,033
Basic earnings per common share
Net income from continuing operations	$1.19	$1.05	$2.13	$0.23
Net income	$1.19	$1.05	$2.13	$0.23
Diluted earnings per common share
Net income from continuing operations	$1.18	$1.04	$2.11	$0.23
Net income	$1.18	$1.04	$2.11	$0.23
Cash dividends declared per common share	$0.30	$0.30	$0.60	$0.60
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

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents
Noninterest-bearing	$339	$405
Interest-bearing	7,501	9,625
Total cash and cash equivalents	7,840	10,030
Equity securities	835	876
Available-for-sale securities (amortized cost basis of $26,222 and $25,825)	23,253	22,973
Held-to-maturity securities (fair value of $4,299 and $4,451)	4,286	4,371
Loans held-for-sale, net	406	549
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	143,673	137,454
Allowance for loan losses	(3,576)	(3,490)
Total finance receivables and loans, net	140,097	133,964
Investment in operating leases, net	8,585	8,772
Premiums receivable and other insurance assets	2,860	2,844
Other assets	11,610	11,623
Total assets	$199,772	$196,002
Liabilities
Deposit liabilities
Noninterest-bearing	$153	$125
Interest-bearing	153,893	151,524
Total deposit liabilities	154,046	151,649
Short-term borrowings	5,916	4,695
Long-term debt	17,053	17,070
Interest payable	895	729
Unearned insurance premiums and service revenue	3,693	3,656
Accrued expenses and other liabilities	2,678	2,705
Total liabilities	184,281	180,504
Contingencies (refer to Note 23)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 523,401,995 and 520,355,804; and outstanding 304,542,540 and 308,492,929)	22,388	22,295
Preferred stock	1,976	2,324
Retained earnings	1,101	633
Accumulated other comprehensive loss	(2,711)	(2,786)
Treasury stock, at cost (218,859,455 and 211,862,875 shares)	(7,263)	(6,968)
Total equity	15,491	15,498
Total liabilities and equity	$199,772	$196,002
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

($ in millions)	June 30, 2026	December 31, 2025
Assets
Finance receivables and loans, net
Consumer automotive	$2,903	$3,096
Allowance for loan losses	(109)	(116)
Total finance receivables and loans, net	2,794	2,980
Other assets	225	260
Total assets	$3,019	$3,240
Liabilities
Long-term debt	$1,818	$1,479
Accrued expenses and other liabilities	3	3
Total liabilities	$1,821	$1,482
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended June 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at April 1, 2025	$22,191	$2,324	$(78)	$(3,262)	$(6,943)	$14,232
Net income			352			352
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(12)			(12)
Share-based compensation	44					44
Other comprehensive income				43		43
Common stock repurchases					(1)	(1)
Common stock dividends ($0.30 per share)			(95)			(95)
Balance at June 30, 2025	$22,235	$2,324	$151	$(3,219)	$(6,944)	$14,547
Balance at April 1, 2026	$22,346	$2,324	$827	$(2,773)	$(7,115)	$15,609
Net income			410			410
Preferred stock dividends — Series B			(31)			(31)
Preferred stock dividends — Series C			(12)			(12)
Preferred stock redemption — Series B		(1,335)				(1,335)
Net proceeds from issuance of Series D preferred stock		987				987
Share-based compensation	42					42
Other comprehensive income				62		62
Common stock repurchases					(148)	(148)
Common stock dividends ($0.30 per share)			(93)			(93)
Balance at June 30, 2026	$22,388	$1,976	$1,101	$(2,711)	$(7,263)	$15,491

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Six months ended June 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2025	$22,142	$2,324	$270	$(3,924)	$(6,909)	$13,903
Net income			127			127
Preferred stock dividends — Series B			(32)			(32)
Preferred stock dividends — Series C			(24)			(24)
Share-based compensation	93					93
Other comprehensive income				705		705
Common stock repurchases					(35)	(35)
Common stock dividends ($0.60 per share)			(190)			(190)
Balance at June 30, 2025	$22,235	$2,324	$151	$(3,219)	$(6,944)	$14,547
Balance at January 1, 2026	$22,295	$2,324	$633	$(2,786)	$(6,968)	$15,498
Net income			729			729
Preferred stock dividends — Series B			(47)			(47)
Preferred stock dividends — Series C			(24)			(24)
Preferred stock redemption — Series B		(1,335)				(1,335)
Net proceeds from issuance of Series D preferred stock		987				987
Share-based compensation	93					93
Other comprehensive income				75		75
Common stock repurchases					(295)	(295)
Common stock dividends ($0.60 per share)			(190)			(190)
Balance at June 30, 2026	$22,388	$1,976	$1,101	$(2,711)	$(7,263)	$15,491
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2026	2025
Operating activities
Net income	$729	$127
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	756	690
Goodwill impairment	—	305
Provision for credit losses	897	575
Loss on mortgage and automotive loans, net	9	3
Other (gain) loss on investments, net	(55)	438
Loss on extinguishment of debt	2	—
Originations and purchases of loans held-for-sale	(1,770)	(912)
Proceeds from sales and repayments of loans held-for-sale	1,645	1,044
Net change in
Deferred income taxes	45	(249)
Interest payable	166	22
Other assets	101	(153)
Other liabilities	80	(115)
Other, net	119	112
Net cash provided by operating activities	2,724	1,887
Investing activities
Purchases of equity securities	(558)	(397)
Proceeds from sales of equity securities	652	376
Purchases of available-for-sale securities	(1,627)	(4,493)
Proceeds from sales of available-for-sale securities	153	4,157
Proceeds from repayments of available-for-sale securities	1,088	954
Purchases of held-to-maturity securities	(108)	(412)
Proceeds from repayments of held-to-maturity securities	247	238
Purchases of finance receivables and loans held-for-investment	(4,087)	(2,192)
Proceeds from sales of finance receivables and loans initially held-for-investment	256	5
Originations and repayments of finance receivables and loans initially held-for-investment and other, net	(3,006)	1,701
Purchases of operating lease assets	(1,429)	(1,900)
Disposals of operating lease assets	1,049	1,453
Proceeds from sale of operation or business unit, net	—	2,412
Net change in nonmarketable equity investments	(26)	(36)
Other, net	(243)	(298)
Net cash (used in) provided by investing activities	(7,639)	1,568

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	2026	2025
Financing activities
Net change in short-term borrowings	1,221	2,231
Net increase (decrease) in deposits	2,487	(3,626)
Proceeds from issuance of long-term debt	1,877	953
Repayments of long-term debt	(1,941)	(2,612)
Repurchases of common stock	(295)	(35)
Preferred stock issuance	987	—
Preferred stock redemption	(1,350)	—
Common stock dividends paid	(194)	(192)
Preferred stock dividends paid	(56)	(56)
Net cash provided by (used in) financing activities	2,736	(3,337)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	(7)	10
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,186)	128
Cash and cash equivalents and restricted cash at beginning of year	11,809	11,380
Cash and cash equivalents and restricted cash at June 30,	$9,623	$11,508
Supplemental disclosures
Cash paid for
Interest	$2,814	$3,202
Income taxes	152	108
Noncash items
Loans held-for-sale transferred to finance receivables and loans held-for-investment	33	19
Finance receivables and loans held-for-investment transferred to loans held-for-sale	33	2,391
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

June 30, ($ in millions)	2026	2025
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$7,840	$10,592
Restricted cash and cash equivalents and restricted cash held for securitization trusts included in other assets on the Condensed Consolidated Balance Sheet (a)	1,783	916
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$9,623	$11,508
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

1.    Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a financial-services company that includes the nation’s largest all-digital bank and automotive finance businesses, driven by a mission to “Do It Right” for its customers and communities. Ally Bank, Member FDIC, offers online banking products, including savings and checking accounts. Ally also provides investing solutions through Ally Invest, including online brokerage, automated investing, IRAs and personal financial advice. Ally provides consumer and dealer financing, insurance, and vehicle remarketing services. Ally’s corporate finance business provides capital to equity sponsors and middle-market companies. Ally is a Delaware corporation and is registered as a BHC under the BHC Act and an FHC under the GLB Act.
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
The Condensed Consolidated Financial Statements at June 30, 2026, and for the three months and six months ended June 30, 2026, and 2025, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed on February 25, 2026, with the SEC.
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

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated
2026
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$245	$—	$—	$245
Remarketing fee income	30	—	—	—	30
Brokerage commissions and other revenue	—	—	—	18	18
Banking fees and interchange income	—	—	—	6	6
Brokered/agent commissions	—	2	—	—	2
Other	7	1	—	1	9
Total revenue from contracts with customers	37	248	—	25	310
All other revenue	67	201	29	(5)	292
Total other revenue (d)	$104	$449	$29	$20	$602
2025
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$241	$—	$—	$241
Remarketing fee income	31	—	—	—	31
Brokerage commissions and other revenue	—	—	—	20	20
Banking fees and interchange income	—	—	—	6	6
Brokered/agent commissions	—	7	—	—	7
Other	5	1	—	1	7
Total revenue from contracts with customers	36	249	—	27	312
All other revenue	61	173	19	1	254
Total other revenue (d)	$97	$422	$19	$28	$566
(a)We had opening balances of $3.0 billion in unearned revenue associated with outstanding contracts at both April 1, 2026, and 2025, respectively, and $242 million and $238 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the three months ended June 30, 2026, and 2025, respectively.
(b)At June 30, 2026, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $445 million during the remainder of 2026, $788 million in 2027, $639 million in 2028, $481 million in 2029, and $646 million thereafter. At June 30, 2025, we had unearned revenue of $3.0 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.8 billion at both April 1, 2026, and June 30, 2026, and recognized $138 million of expense during the three months ended June 30, 2026. We had deferred insurance assets of $1.8 billion at both April 1, 2025, and June 30, 2025, and recognized $135 million of expense during the three months ended June 30, 2025.
(d)Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated
2026
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$487	$—	$—	$487
Remarketing fee income	62	—	—	—	62
Brokerage commissions and other revenue	—	—	—	37	37
Banking fees and interchange income	—	—	—	11	11
Brokered/agent commissions	—	4	—	—	4
Other	13	1	—	2	16
Total revenue from contracts with customers	75	492	—	50	617
All other revenue	134	299	64	1	498
Total other revenue (c)	$209	$791	$64	$51	$1,115
2025
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$482	$—	$—	$482
Remarketing fee income	62	—	—	—	62
Brokerage commissions and other revenue	—	—	—	40	40
Banking fees and interchange income (d)	—	—	—	25	25
Brokered/agent commissions	—	12	—	—	12
Other	10	2	—	2	14
Total revenue from contracts with customers	72	496	—	67	635
All other revenue	122	290	48	(466)	(6)
Total other revenue (c)	$194	$786	$48	$(399)	$629
(a)We had opening balances of $3.0 billion in unearned revenue associated with outstanding contracts at both January 1, 2026, and 2025, and $481 million and $476 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive Income during the six months ended June 30, 2026, and 2025, respectively.
(b)We had deferred insurance assets of $1.8 billion at both January 1, 2026, and June 30, 2026, and recognized $276 million of expense during the six months ended June 30, 2026. We had deferred insurance assets of $1.8 billion at both January 1, 2025, and June 30, 2025, and recognized $276 million of expense during the six months ended June 30, 2025.
(c)Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.
(d)Interchange income is reported net of customer rewards related to Ally Credit Card. Customer rewards expense was $6 million for the six months ended June 30, 2025. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing losses on the sale of off-lease vehicles of $2 million and $12 million for the three months and six months ended June 30, 2026, respectively, compared to net remarketing losses of $19 million for the six months ended June 30, 2025. These losses are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Refer to Note 8 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
3.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Late charges and other administrative fees	$33	$33	$69	$84
Remarketing fees	30	31	62	62
Income from equity-method investments (a)	13	15	30	41
Other, net	90	71	182	160
Total other income, net of losses (b)	$166	$150	$343	$347
(a)Refer to Note 10 for further information on our equity-method investments.
(b)Includes the activity of Ally Credit Card prior to the sale on April 1, 2025.
4.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2026	2025
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$233	$189
Less: Reinsurance recoverable	69	60
Net reserves for insurance losses and loss adjustment expenses at January 1,	164	129
Net insurance losses and loss adjustment expenses incurred related to:
Current year	342	359
Prior years (a)	(13)	5
Total net insurance losses and loss adjustment expenses incurred	329	364
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(234)	(234)
Prior years	(75)	(71)
Total net insurance losses and loss adjustment expenses paid or payable	(309)	(305)
Net reserves for insurance losses and loss adjustment expenses at June 30,	184	188
Plus: Reinsurance recoverable (b)	67	66
Total gross reserves for insurance losses and loss adjustment expenses at June 30, (c)	$251	$254
(a)There have been no material adverse changes to the reserve for prior years.
(b)Included in premiums receivable and other insurance assets on our Condensed Consolidated Balance Sheet.
(c)Included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
5.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Insurance commissions	$150	$155	$302	$316
Technology and communications	108	101	209	204
Advertising and marketing	71	65	131	126
Property and equipment depreciation	57	61	116	124
Lease and loan administration	45	44	90	90
Regulatory and licensing fees	43	39	79	83
Professional services	35	36	70	67
Vehicle remarketing and repossession	34	30	68	63
Amortization of intangible assets	—	—	—	3
Other	110	98	211	216
Total other operating expenses (a)	$653	$629	$1,276	$1,292
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

	June 30, 2026				December 31, 2025
	Amortized cost basis	Gross unrealized		Fair value	Amortized cost basis	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,579	$—	$(64)	$2,515	$2,308	$22	$(51)	$2,279
U.S. States and political subdivisions	543	1	(65)	479	624	1	(74)	551
Foreign government	194	1	(3)	192	191	1	(4)	188
Agency mortgage-backed residential (a)	14,903	12	(2,126)	12,789	14,966	19	(2,084)	12,901
Mortgage-backed residential	221	—	(33)	188	230	—	(32)	198
Agency mortgage-backed commercial (a)	5,770	3	(636)	5,137	5,540	14	(622)	4,932
Asset-backed	1	—	—	1	12	—	—	12
Corporate debt	2,011	9	(68)	1,952	1,954	19	(61)	1,912
Total available-for-sale securities (b) (c) (d) (e) (f)	$26,222	$26	$(2,995)	$23,253	$25,825	$76	$(2,928)	$22,973
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,364	$3	$(162)	$1,205	$1,303	$8	$(157)	$1,154
Mortgage-backed residential	2,886	172	—	3,058	3,018	228	—	3,246
Asset-backed retained notes	36	—	—	36	50	1	—	51
Total held-to-maturity securities (d) (f) (g)	$4,286	$175	$(162)	$4,299	$4,371	$237	$(157)	$4,451
(a)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $80 million liability and a $13 million asset for agency mortgage-backed residential securities at June 30, 2026, and December 31, 2025, respectively, and a $19 million liability and a $33 million asset for agency mortgage-backed commercial securities at June 30, 2026, and December 31, 2025, respectively. These basis adjustments would be allocated to the amortized cost basis of specific securities within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 18 for additional information.
(c)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $14 million at both June 30, 2026, and December 31, 2025.
(d)Investment securities with a fair value of $3.6 billion and $3.7 billion were pledged as collateral at June 30, 2026, and December 31, 2025, respectively. This primarily included $2.6 billion and $2.7 billion pledged to secure advances from the FHLB at June 30, 2026, and December 31, 2025, respectively. This also included securities pledged for other purposes as required by contractual obligations or law, under which agreements we granted the counterparty the right to sell or pledge $1.0 billion and $932 million of the underlying available-for-sale securities at June 30, 2026, and December 31, 2025, respectively.
(e)Totals do not include accrued interest receivable, which was $91 million and $87 million at June 30, 2026, and December 31, 2025, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(f)There was no allowance for credit losses recorded at both June 30, 2026, and December 31, 2025, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(g)Totals do not include accrued interest receivable, which was $12 million and $13 million at June 30, 2026, and December 31, 2025, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
June 30, 2026
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,515	3.5%	$68	1.5%	$2,169	3.7%	$278	2.3%	$—	—%
U.S. States and political subdivisions	479	3.3	33	5.4	42	3.5	38	4.4	366	3.0
Foreign government	192	2.8	25	2.3	76	2.3	91	3.4	—	—
Agency mortgage-backed residential (b)	12,789	3.0	—	—	1	2.8	—	—	12,788	3.0
Mortgage-backed residential	188	2.7	—	—	—	—	—	—	188	2.7
Agency mortgage-backed commercial (b)	5,137	2.8	150	3.0	1,709	3.4	2,464	2.4	814	2.3
Asset-backed	1	1.5	—	—	1	1.5	—	—	—	—
Corporate debt	1,952	3.7	259	2.6	819	2.6	749	5.0	125	5.4
Total available-for-sale securities	$23,253	3.0	$535	2.7	$4,817	3.4	$3,620	3.0	$14,281	2.9
Amortized cost basis of available-for-sale securities	$26,222		$539		$4,976		$4,049		$16,658
Amortized cost basis of held-to-maturity securities (c)
Agency mortgage-backed residential	$1,364	3.6%	$—	—%	$—	—%	$—	—%	$1,364	3.6%
Mortgage-backed residential	2,886	2.8	—	—	4	2.9	1	5.0	2,881	2.8
Asset-backed retained notes	36	5.4	—	—	24	5.3	12	5.7	—	—
Total held-to-maturity securities	$4,286	3.1	$—	—	$28	5.0	$13	5.7	$4,245	3.1
December 31, 2025
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,279	3.4%	$84	0.8%	$1,771	3.9%	$424	2.0%	$—	—%
U.S. States and political subdivisions	551	3.4	48	4.8	50	3.7	65	4.3	388	3.1
Foreign government	188	2.8	14	2.0	75	2.3	99	3.3	—	—
Agency mortgage-backed residential (b)	12,901	2.9	—	—	1	2.8	—	—	12,900	2.9
Mortgage-backed residential	198	2.7	—	—	—	—	—	—	198	2.7
Agency mortgage-backed commercial (b)	4,932	2.7	87	3.4	1,453	3.5	2,314	2.4	1,078	2.3
Asset-backed	12	1.5	—	—	12	1.5	—	—	—	—
Corporate debt	1,912	3.4	232	2.4	866	2.5	679	4.6	135	5.5
Total available-for-sale securities	$22,973	3.0	$465	2.5	$4,228	3.4	$3,581	2.9	$14,699	2.9
Amortized cost basis of available-for-sale securities	$25,825		$468		$4,298		$3,968		$17,091
Amortized cost basis of held-to-maturity securities (c)
Agency mortgage-backed residential	$1,303	3.5%	$—	—%	$—	—%	$—	—%	$1,303	3.5%
Mortgage-backed residential	3,018	2.8	—	—	5	2.9	1	5.5	3,012	2.8
Asset-backed retained notes	50	5.4	—	—	35	5.3	15	5.7	—	—
Total held-to-maturity securities	$4,371	3.0	$—	—	$40	5.0	$16	5.7	$4,315	3.0
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
(b)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $80 million liability and a $13 million asset for agency mortgage-backed residential securities at June 30, 2026, and December 31, 2025, respectively, and a $19 million liability and a $33 million asset for agency mortgage-backed commercial securities at June 30, 2026, and December 31, 2025, respectively. These basis adjustments would be allocated to the amortized cost basis of specific securities within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
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
The balances of cash equivalents were $100 million and $107 million at June 30, 2026, and December 31, 2025, respectively, and were composed primarily of money-market funds.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents interest and dividends on investment securities.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Taxable interest	$221	$228	$435	$438
Taxable dividends	4	5	8	10
Interest and dividends exempt from U.S. federal income tax	6	6	11	12
Interest and dividends on investment securities	$231	$239	$454	$460
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Available-for-sale securities
Gross realized gains	$—	$2	$3	$2
Gross realized losses (a)	—	—	—	(495)
Net realized gain (loss) on available-for-sale securities	—	2	3	(493)
Net realized gain on equity securities	47	25	82	33
Net unrealized gain (loss) on equity securities	29	34	(30)	22
Other gain (loss) on investments, net	$76	$61	$55	$(438)
(a)Includes losses reclassified from accumulated other comprehensive loss related to the balance sheet repositioning of our available-for-sale securities portfolio during the six months ended June 30, 2025.
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of June 30, 2026, and December 31, 2025. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, Fitch, and DBRS. The ratings presented are a composite of the ratings sourced from the agencies or, if the ratings cannot be sourced from the agencies, are based on the asset type of the particular security. All our held-to-maturity securities were current in their payment of principal and interest as of both June 30, 2026, and December 31, 2025. We have not recorded any interest income reversals on our held-to-maturity securities during the six months ended June 30, 2026, or June 30, 2025.

($ in millions)	AAA	AA	A	BBB	Total (a)
June 30, 2026
Debt securities
Agency mortgage-backed residential	$—	$1,364	$—	$—	$1,364
Mortgage-backed residential	2,825	60	1	—	2,886
Asset-backed retained notes	31	4	—	1	36
Total held-to-maturity securities	$2,856	$1,428	$1	$1	$4,286
December 31, 2025
Debt securities
Agency mortgage-backed residential	$—	$1,303	$—	$—	$1,303
Mortgage-backed residential	2,951	66	1	—	3,018
Asset-backed retained notes	45	2	2	1	50
Total held-to-maturity securities	$2,996	$1,371	$3	$1	$4,371
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1. As of June 30, 2026, and December 31, 2025, we did not have the intent to sell available-for-sale securities in an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. We have not recorded any interest income reversals on our available-for-sale securities during the six months ended June 30, 2026, or June 30, 2025.

	June 30, 2026				December 31, 2025
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$1,921	$(8)	$570	$(56)	$—	$—	$609	$(51)
U.S. States and political subdivisions	30	—	361	(65)	24	—	429	(74)
Foreign government	47	—	66	(3)	51	(1)	72	(3)
Agency mortgage-backed residential (a)	825	(9)	9,674	(2,117)	120	—	10,310	(2,084)
Mortgage-backed residential	—	—	188	(33)	—	—	198	(32)
Agency mortgage-backed commercial (a)	1,207	(12)	3,518	(624)	299	(1)	3,629	(621)
Asset-backed	—	—	1	—	—	—	12	—
Corporate debt	425	(6)	990	(62)	86	(1)	1,123	(60)
Total available-for-sale securities	$4,455	$(35)	$15,368	$(2,960)	$580	$(3)	$16,382	$(2,925)
(a)Includes basis adjustments for certain securities that are included in closed portfolios with active hedges under the portfolio layer method at June 30, 2026, and December 31, 2025. The basis adjustments would be allocated to the amortized cost basis of specific securities within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
During the six months ended June 30, 2026, and June 30, 2025, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at June 30, 2026, or December 31, 2025.
7.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	June 30, 2026	December 31, 2025
Consumer automotive (a)	$89,184	$85,568
Consumer mortgage (b)	14,960	15,572
Total consumer	104,144	101,140
Commercial
Commercial and industrial
Automotive	20,597	18,339
Other	11,039	10,309
Commercial real estate	7,893	7,666
Total commercial	39,529	36,314
Total finance receivables and loans (c) (d)	$143,673	$137,454
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $2 million at both June 30, 2026, and December 31, 2025, of which all have exited the interest-only period.
(c)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.5 billion and $2.4 billion at June 30, 2026, and December 31, 2025, respectively.
(d)Totals do not include accrued interest receivable, which was $807 million and $800 million at June 30, 2026, and December 31, 2025, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and six months ended June 30, 2026, and 2025, respectively.

Three months ended June 30, 2026 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at April 1, 2026	$3,250	$11	$279	$3,540
Charge-offs (a)	(634)	—	(51)	(685)
Recoveries	290	1	—	291
Net charge-offs	(344)	1	(51)	(394)
Provision for credit losses	439	(1)	(8)	430
Other	—	(1)	1	—
Allowance at June 30, 2026	$3,345	$10	$221	$3,576
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for information regarding our charge-off policies.

Six months ended June 30, 2026 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2026	$3,208	$12	$270	$3,490
Charge-offs (a)	(1,305)	—	(52)	(1,357)
Recoveries	537	9	—	546
Net charge-offs	(768)	9	(52)	(811)
Provision for credit losses	906	(10)	1	897
Other	(1)	(1)	2	—
Allowance at June 30, 2026	$3,345	$10	$221	$3,576
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for information regarding our charge-off policies.

Three months ended June 30, 2025 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at April 1, 2025	$3,144	$18	$236	$3,398
Charge-offs (a)	(599)	(2)	(1)	(602)
Recoveries	233	2	1	236
Net charge-offs	(366)	—	—	(366)
Provision for credit losses	389	(1)	(4)	384
Other	(1)	—	1	—
Allowance at June 30, 2025	$3,166	$17	$233	$3,416
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for information regarding our charge-off policies.

Six months ended June 30, 2025 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2025	$3,170	$19	$319	$206	$3,714
Charge-offs (b)	(1,275)	(2)	(68)	(2)	(1,347)
Recoveries	464	3	5	2	474
Net charge-offs	(811)	1	(63)	—	(873)
Provision for credit losses	807	(1)	(257)	26	575
Other	—	(2)	1	1	—
Allowance at June 30, 2025	$3,166	$17	$—	$233	$3,416
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Consumer mortgage	$—	$50	$—	$50
Consumer other (a)	—	—	—	2,248
Commercial	26	20	33	93
Total sales and transfers	$26	$70	$33	$2,391
(a)Consists of credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information.
The following table presents purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Consumer automotive	$2,196	$1,235	$3,818	$1,984
Consumer mortgage	—	—	—	8
Commercial	—	—	2	—
Total purchases of finance receivables and loans	$2,196	$1,235	$3,820	$1,992
Nonaccrual Loans
The following tables present the amortized cost basis of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of June 30, 2026, and December 31, 2025. Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information on our accounting policy for finance receivables and loans on nonaccrual status.

			June 30, 2026
($ in millions)	Nonaccrual status at Jan. 1, 2026	Nonaccrual status at Apr. 1, 2026	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,155	$1,128	$1,122	$405
Consumer mortgage	62	62	54	34
Total consumer	1,217	1,190	1,176	439
Commercial
Commercial and industrial
Automotive	15	3	1	1
Other	124	112	47	—
Commercial real estate	10	1	2	2
Total commercial	149	116	50	3
Total finance receivables and loans (b)	$1,366	$1,306	$1,226	$442
(a)Represents a component of nonaccrual status at end of period.
(b)We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $14 million and $27 million for the three months and six months ended June 30, 2026, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

			December 31, 2025
($ in millions)	Nonaccrual status at Jan. 1, 2025	Nonaccrual status at Apr. 1, 2025	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,231	$1,167	$1,155	$416
Consumer mortgage	54	56	62	44
Consumer other (b)	90	—	—	—
Total consumer	1,375	1,223	1,217	460
Commercial
Commercial and industrial
Automotive	15	79	15	15
Other (c)	94	94	124	—
Commercial real estate	2	21	10	10
Total commercial	111	194	149	25
Total finance receivables and loans (d)	$1,486	$1,417	$1,366	$485
(a)Represents a component of nonaccrual status at end of period.
(b)Consists of credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025.
(c)Includes PCD loans acquired during the year ended December 31, 2025.
(d)We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $3 million and $7 million for the three months and six months ended June 30, 2025, respectively.
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

	Origination year							Revolving loans converted to term
June 30, 2026 ($ in millions)	2026	2025	2024	2023	2022	2021 and prior	Revolving loans		Total
Consumer automotive
Current	$21,599	$27,580	$15,785	$9,837	$6,478	$3,659	$—	$—	$84,938
30–59 days past due	189	673	569	505	449	311	—	—	2,696
60–89 days past due	47	261	249	243	217	139	—	—	1,156
90 or more days past due	13	96	94	86	79	60	—	—	428
Total consumer automotive (a)	21,848	28,610	16,697	10,671	7,223	4,169	—	—	89,218
Consumer mortgage
Current	—	—	12	24	1,640	13,197	—	8	14,881
30–59 days past due	—	—	—	1	1	29	—	—	31
60–89 days past due	—	—	—	—	2	11	—	—	13
90 or more days past due	—	—	—	1	3	30	—	1	35
Total consumer mortgage	—	—	12	26	1,646	13,267	—	9	14,960
Total consumer	$21,848	$28,610	$16,709	$10,697	$8,869	$17,436	$—	$9	$104,178
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost basis excludes a liability of $34 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at June 30, 2026. These basis adjustments would be allocated to the amortized cost basis of specific loans within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.

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

	Origination year							Revolving loans converted to term
June 30, 2026 ($ in millions)	2026	2025	2024	2023	2022	2021 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$819	$818	$341	$227	$240	$147	$16,204	$—	$18,796
Special mention	5	2	9	13	10	9	1,697	—	1,745
Substandard	—	—	—	—	1	—	55	—	56
Total automotive	824	820	350	240	251	156	17,956	—	20,597
Other
Pass	319	613	562	201	198	402	7,148	275	9,718
Special mention	—	142	97	—	291	182	344	18	1,074
Substandard	—	—	—	—	—	125	82	—	207
Doubtful	—	—	—	—	—	38	2	—	40
Total other	319	755	659	201	489	747	7,576	293	11,039
Commercial real estate
Pass	678	2,109	919	732	1,007	1,956	64	86	7,551
Special mention	6	21	86	31	65	114	—	—	323
Substandard	—	—	—	2	15	—	—	—	17
Doubtful	—	—	—	2	—	—	—	—	2
Total commercial real estate	684	2,130	1,005	767	1,087	2,070	64	86	7,893
Total commercial	$1,827	$3,705	$2,014	$1,208	$1,827	$2,973	$25,596	$379	$39,529

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2025 ($ in millions)	2025	2024	2023	2022	2021	2020 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$942	$391	$257	$266	$113	$86	$14,861	$—	$16,916
Special mention	2	1	15	10	—	5	1,328	—	1,361
Substandard	1	1	—	1	—	—	59	—	62
Total automotive	945	393	272	277	113	91	16,248	—	18,339
Other
Pass	757	594	173	306	215	166	6,647	191	9,049
Special mention	—	47	—	236	115	260	347	8	1,013
Substandard	—	—	—	—	20	61	42	—	123
Doubtful	—	—	—	—	—	107	17	—	124
Total other	757	641	173	542	350	594	7,053	199	10,309
Commercial real estate
Pass	1,981	1,069	759	1,080	919	1,461	55	59	7,383
Special mention	—	45	44	67	45	61	—	—	262
Substandard	—	—	2	15	—	1	—	—	18
Doubtful	—	—	2	1	—	—	—	—	3
Total commercial real estate	1,981	1,114	807	1,163	964	1,523	55	59	7,666
Total commercial	$3,683	$2,148	$1,252	$1,982	$1,427	$2,208	$23,356	$258	$36,314
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
June 30, 2026
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$20,597	$20,597
Other	25	20	—	45	10,994	11,039
Commercial real estate	—	—	2	2	7,891	7,893
Total commercial	$25	$20	$2	$47	$39,482	$39,529
December 31, 2025
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$18,339	$18,339
Other	—	—	70	70	10,239	10,309
Commercial real estate	—	—	3	3	7,663	7,666
Total commercial	$—	$—	$73	$73	$36,241	$36,314

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present gross charge-offs of our finance receivables and loans for each portfolio class by origination year during the six months ended June 30, 2026, and during the year ended December 31, 2025, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information on our charge-off policy.

	Origination year							Revolving loans converted to term
June 30, 2026 ($ in millions)	2026	2025	2024	2023	2022	2021 and prior	Revolving loans		Total
Consumer automotive	$19	$326	$302	$290	$229	$139	$—	$—	$1,305
Total consumer	19	326	302	290	229	139	—	—	1,305
Commercial
Commercial and industrial
Other	—	—	—	—	—	52	—	—	52
Total commercial	—	—	—	—	—	52	—	—	52
Total finance receivables and loans	$19	$326	$302	$290	$229	$191	$—	$—	$1,357

	Origination year							Revolving loans converted to term
December 31, 2025 ($ in millions)	2025	2024	2023	2022	2021	2020 and prior	Revolving loans		Total
Consumer automotive	$168	$564	$747	$660	$318	$153	$—	$—	$2,610
Consumer mortgage (a)	—	—	—	1	1	1	—	—	3
Consumer other (b)	—	—	—	—	—	—	64	4	68
Total consumer	168	564	747	661	319	154	64	4	2,681
Commercial
Commercial and industrial
Automotive	—	—	—	—	1	—	1	—	2
Total commercial	—	—	—	—	1	—	1	—	2
Total finance receivables and loans	$168	$564	$747	$661	$320	$154	$65	$4	$2,683
(a)Excludes $5 million of write-downs from transfers to held-for-sale during the year ended December 31, 2025.
(b)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025.
Loan Modifications with Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans that were modified subsequent to origination during the three months and six months ended June 30, 2026, and 2025, respectively, for each portfolio segment, by modification type. For additional information on loan modification types in scope of this disclosure, refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K. The below tables exclude consumer mortgage finance receivables and loans currently enrolled in a trial modification program. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. If the borrower successfully completes the trial loan modification program, the contractual terms of the loan are updated and the modification is considered permanent. As of both June 30, 2026, and December 31, 2025, there were $8 million of consumer mortgage finance receivables and loans in a trial modification program.

	Payment extensions
Three months ended June 30, 2026 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total
Consumer automotive	$—	$184	$3	$—	$—	$187
Consumer mortgage	—	3	—	—	—	3
Total consumer	—	187	3	—	—	190
Commercial
Commercial and industrial
Other	—	48	—	—	—	48
Commercial real estate	2	—	—	—	—	2
Total commercial	2	48	—	—	—	50
Total finance receivables and loans	$2	$235	$3	$—	$—	$240

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Payment extensions
Six months ended June 30, 2026 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$369	$5	$—	$—	$374
Consumer mortgage	—	4	—	—	2	6
Total consumer	—	373	5	—	2	380
Commercial
Commercial and industrial
Automotive	3	—	—	—	—	3
Other	—	101	—	—	—	101
Commercial real estate	2	—	—	—	—	2
Total commercial	5	101	—	—	—	106
Total finance receivables and loans	$5	$474	$5	$—	$2	$486
(a)Represents 0.3% of total finance receivables and loans outstanding as of June 30, 2026.

	Payment extensions
Three months ended June 30, 2025 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total
Consumer automotive	$—	$130	$2	$—	$—	$132
Consumer mortgage	—	1	—	—	1	2
Total consumer	—	131	2	—	1	134
Commercial
Commercial and industrial
Automotive	3	—	—	64	—	67
Other	—	29	—	—	—	29
Commercial real estate	—	—	—	19	—	19
Total commercial	3	29	—	83	—	115
Total finance receivables and loans	$3	$160	$2	$83	$1	$249

	Payment extensions
Six months ended June 30, 2025 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$228	$2	$—	$1	$231
Consumer mortgage	—	1	—	—	3	4
Total consumer	—	229	2	—	4	235
Commercial
Commercial and industrial
Automotive	3	—	—	64	—	67
Other	3	57	—	—	—	60
Commercial real estate	—	—	—	19	1	20
Total commercial	6	57	—	83	1	147
Total finance receivables and loans	$6	$286	$2	$83	$5	$382
(a)Represents 0.3% of total finance receivables and loans outstanding as of June 30, 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the financial effect of loan modifications that occurred during the three months and six months ended June 30, 2026, and 2025, respectively.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b)
Three months ended June 30, 2026 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	36	$1	—%	—%	—	—	—%	—%
Consumer mortgage	162	—	—	—	—	—	—	—
Commercial
Commercial and industrial
Other	38	$—	—%	—%	—	—	—%	—%
Commercial real estate	8	—	—	—	—	—	—	—
Total commercial	37	$—	—	—	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b) (c)
Six months ended June 30, 2026 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	36	$1	—%	—%	—	—	—%	—%
Consumer mortgage	168	—	—	—	291	402	3.8	2.0
Commercial
Commercial and industrial
Automotive	10	$—	—%	—%	—	—	—%	—%
Other	28	—	—	—	—	—	—	—
Commercial real estate	8	—	—	—	—	—	—	—
Total commercial	27	$—	—	—	—	—	—	—
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
The following tables present the subsequent performance of loans recorded at amortized cost basis, by portfolio segment and credit quality indicator, that were modified within the 12 months prior to June 30, 2026, and 2025, respectively.

June 30, 2026 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$592	$112	$40	$12	$756
Principal forgiveness	1	—	—	8	9
Combination	1	—	—	—	1
Total consumer automotive	594	112	40	20	766
Consumer mortgage
Contractual maturity extensions	5	1	—	—	6
Interest rate concessions	—	—	—	1	1
Combination	5	—	—	—	5
Total consumer mortgage	10	1	—	1	12
Total consumer	$604	$113	$40	$21	$778

June 30, 2026 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Automotive
Payment deferrals	$—	$—	$2	$1	$3
Total automotive	—	—	2	1	3
Other
Payment deferrals	33	—	—	—	33
Contractual maturity extensions	65	109	19	—	193
Total other	98	109	19	—	226
Commercial real estate
Payment deferrals	—	3	—	2	5
Total commercial real estate	—	3	—	2	5
Total commercial	$98	$112	$21	$3	$234

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

June 30, 2025 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$360	$59	$21	$7	$447
Principal forgiveness	—	—	—	5	5
Combination	2	—	—	—	2
Total consumer automotive	362	59	21	12	454
Consumer mortgage
Contractual maturity extensions	—	1	1	—	2
Combination	3	—	—	—	3
Total consumer mortgage	3	1	1	—	5
Total consumer	$365	$60	$22	$12	$459

June 30, 2025 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Automotive
Payment deferrals	$—	$—	$3	$—	$3
Interest rate concessions	—	—	64	—	64
Total automotive	—	—	67	—	67
Other
Payment deferrals	—	—	4	—	4
Contractual maturity extensions	25	29	28	—	82
Combination	14	—	—	—	14
Total other	39	29	32	—	100
Commercial real estate
Interest rate concessions	—	—	19	—	19
Combination	—	—	—	1	1
Total commercial real estate	—	—	19	1	20
Total commercial	$39	$29	$118	$1	$187
As of June 30, 2026, 3,034 consumer automotive loans with a total amortized cost basis of $68 million redefaulted within 12 months of modification, whereas 2,053 consumer automotive loans with a total amortized cost basis of $50 million redefaulted within 12 months of modification as of June 30, 2025.
8.    Leasing
Ally as the Lessee
We have operating leases for certain of our corporate facilities, which have remaining lease terms of 2 months to 10 years. Most of the property leases have fixed payment terms with annual fixed-escalation clauses and include options to extend or terminate the lease. We do not include these term extensions or termination provisions in our estimates of the lease term if we do not consider it reasonably certain that the options will be exercised.
We also have operating leases for a fleet of vehicles that is used by our sales force for business purposes, with noncancelable lease terms of 367 days. Thereafter, the leases are month-to-month, up to a maximum of 48 months from inception.
During the three months and six months ended June 30, 2026, we paid $10 million and $19 million, respectively, in cash for amounts included in the measurement of lease liabilities at June 30, 2026, compared to $9 million and $18 million for the three months and six months ended June 30, 2025. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the six months ended June 30, 2026, and June 30, 2025, we obtained $7 million and $6 million, respectively, of ROU assets in exchange for new lease liabilities. As of June 30, 2026, the weighted-average remaining lease term of our operating lease portfolio was 5 years, and the weighted-average discount rate was 3.70%, compared to 5 years and 3.66% as of December 31, 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of June 30, 2026, and that have noncancelable lease terms expiring after June 30, 2026.

($ in millions)
2026	$19
2027	34
2028	29
2029	11
2030	9
2031 and thereafter	24
Total undiscounted cash flows	126
Difference between undiscounted cash flows and discounted cash flows	(12)
Total lease liability	$114
The following table details the components of total net operating lease expense.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Operating lease expense	$10	$8	$18	$16
Variable lease expense	1	1	3	2
Total lease expense, net (a)	$11	$9	$21	$18
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
When we acquire a consumer operating lease, we assume ownership of the vehicle. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. When vehicles are not purchased by customers, the receiving dealer, or automotive manufacturer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value after adjusting for any OEM residual value guarantees. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value after adjusting for any OEM residual value guarantees resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of June 30, 2026, and December 31, 2025, consumer operating leases with a carrying value, net of accumulated depreciation, of $3.3 billion and $3.4 billion, respectively, were covered by OEM residual value guarantees of approximately 50% of the vehicles’ contract residual value.
The following table details our investment in operating leases.

($ in millions)	June 30, 2026	December 31, 2025
Vehicles	$10,018	$10,163
Accumulated depreciation	(1,433)	(1,391)
Investment in operating leases, net	$8,585	$8,772

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after June 30, 2026.

($ in millions)
2026	$769
2027	1,142
2028	573
2029	129
2030	10
Total lease payments from operating leases	$2,623
We recognized operating lease revenue of $390 million and $782 million, for the three months and six months ended June 30, 2026, respectively, and $352 million and $703 million for the three months and six months ended June 30, 2025. Depreciation expense on operating lease assets includes net remarketing losses recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Depreciation expense on operating lease assets (excluding remarketing losses) (a)	$267	$216	$525	$437
Remarketing losses, net	2	—	12	19
Net depreciation expense on operating lease assets	$269	$216	$537	$456
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $6 million and $11 million for the three months and six months ended June 30, 2026, respectively, and $6 million and $12 million for the three months and six months ended June 30, 2025.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which consists of lease payment receivables, and is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet, was $378 million, and $376 million as of June 30, 2026, and December 31, 2025, respectively. Interest income on finance lease receivables was $8 million and $16 million for the three months and six months ended June 30, 2026, respectively, and $10 million and $21 million for the three months and six months ended June 30, 2025, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after June 30, 2026.

($ in millions)
2026	$68
2027	126
2028	102
2029	76
2030	47
2031 and thereafter	24
Total undiscounted cash flows	443
Difference between undiscounted cash flows and discounted cash flows	(65)
Present value of lease payments recorded as lease receivable	$378
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
VIEs are legal entities that either have an insufficient amount of equity at risk for the entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the ability to control the entity’s activities that most significantly impact economic performance through voting or similar rights, or do not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the entity.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The VIEs included on our Condensed Consolidated Balance Sheet represent SPEs where we are deemed to be the primary beneficiary, primarily due to our servicing activities and our beneficial interests in the VIE that could be potentially significant.
The nature, purpose, and activities of nonconsolidated SPEs are similar to those of our consolidated SPEs with the primary difference being the nature and extent of our continuing involvement. For nonconsolidated SPEs, the transferred financial assets are removed from our balance sheet provided the conditions for sale accounting are met. The financial assets obtained from the sale are primarily reported as cash or retained interests (if applicable). Liabilities incurred as part of these sales are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction. With respect to our ongoing right to service the assets we sell, the servicing fee we receive represents adequate compensation, and consequently, we do not recognize a servicing asset or liability.
The pretax losses on sales of financial assets into nonconsolidated VIEs were $7 million and $10 million during the three months and six months ended June 30, 2026, respectively, compared to pretax losses of $2 million during both the three months and six months ended June 30, 2025.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents our involvement in consolidated and nonconsolidated VIEs in which we hold variable interests. We have excluded certain transactions with nonconsolidated entities from the balances presented in the table below, where our only continuing involvement relates to financial interests obtained through the ordinary course of business, primarily from lending and investing arrangements. For additional detail related to the assets and liabilities of consolidated VIEs, refer to our Condensed Consolidated Balance Sheet.

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
June 30, 2026
On‑balance sheet variable interest entities
Consumer automotive	$11,774	(b)	$1,945	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	39	(e)	—		4,104	4,143	(f)
Commercial other	2,812	(g)	736	(h)	—	3,671	(i)
Total	$14,625		$2,681		$4,104	$7,814
December 31, 2025
On-balance sheet variable interest entities
Consumer automotive	$12,149	(b)	$1,619	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	53	(e)	—		3,192	3,245	(f)
Commercial other	2,822	(g)	820	(h)	—	3,690	(i)
Total	$15,024		$2,439		$3,192	$6,935
(a)Represents the current unpaid principal balance of outstanding consumer automotive finance receivables and loans within the VIEs.
(b)Includes $8.8 billion and $8.9 billion of assets that were not encumbered by VIE beneficial interests held by third parties at June 30, 2026, and December 31, 2025, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $124 million and $137 million of liabilities that were not obligations to third-party beneficial interest holders at June 30, 2026, and December 31, 2025, respectively.
(d)Includes activity where we sell loans through a pass-through program to a third party.
(e)Represents retained notes and certificated residual interests, of which $36 million and $50 million were classified as held-to-maturity securities at June 30, 2026, and December 31, 2025, respectively, and $3 million were classified as other assets at both June 30, 2026, and December 31, 2025. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations.
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
(g)Amounts are classified as other assets except for $58 million and $56 million classified as equity securities at June 30, 2026, and December 31, 2025, respectively.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the six months ended June 30, 2026, and June 30, 2025. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

	Six months ended June 30,
($ in millions)	2026	2025
Consumer automotive
Cash proceeds from transfers completed during the period	$1,506	$582
Servicing fees	42	28
Cash flows received on retained interests in securitization entities	16	23
Other cash flows received	3	2
Cash disbursements for repurchases during the period	—	1
Consumer other (a)
Cash proceeds from transfers completed during the period	—	8
Servicing fees	—	1
(a)Includes activity from Ally Credit Card. We closed the sale of Ally Credit Card on April 1, 2025.
Delinquencies and Net Credit Losses
The following tables present quantitative information about off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Off-balance-sheet securitization entities
Consumer automotive	$727	$1,002	$15	$18
Whole-loan sales (a)
Consumer automotive	3,377	2,190	178	143
Total	$4,104	$3,192	$193	$161
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Off-balance-sheet securitization entities
Consumer automotive	$3	$3	$7	$8
Whole-loan sales (a)
Consumer automotive	45	21	86	44
Consumer other (b)	—	—	—	7
Total	$48	$24	$93	$59
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.
(b)Includes activity from Ally Credit Card. We closed the sale of Ally Credit Card on April 1, 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
10.    Other Assets
The components of other assets were as follows.

($ in millions)	June 30, 2026	December 31, 2025
Property and equipment at cost	$2,281	$2,280
Accumulated depreciation	(1,170)	(1,130)
Net property and equipment	1,111	1,150
Net deferred tax assets	2,397	2,334
Proportional amortization investments (a) (b)	2,054	2,094
Restricted cash and cash equivalents (c)	1,576	1,543
Nonmarketable equity investments	960	922
Accrued interest, fees, and rent receivables (d)	950	941
Equity-method investments (e)	754	715
Other accounts receivable	309	403
Restricted cash held for securitization trusts (f)	207	236
Goodwill	190	190
Operating lease right-of-use assets	98	109
Other assets	1,004	986
Total other assets (g)	$11,610	$11,623
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments.
(b)Presented gross of the associated unfunded commitment. Refer to Note 13 for further information.
(c)Primarily represents restricted cash equivalents funded through the issuance of credit-linked notes. Additionally, includes a number of arrangements with third parties where certain restrictions are placed on balances we hold due to collateral agreements. Refer to Note 17 for further information about the issuance of credit-linked notes.
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
(g)Includes gross intangible assets of $80 million at both June 30, 2026, and December 31, 2025, and accumulated amortization of $80 million at both June 30, 2026, and December 31, 2025.
The following table summarizes information about our proportional amortization investments.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Tax credits and other tax benefits from proportional amortization investments (a) (b)	$90	$102	$169	$158
Investment amortization expense recognized as a component of income tax expense (a)	71	80	133	125
Net benefit from proportional amortization investments (a)	$19	$22	$36	$33
(a)Amounts are included within income tax expense from continuing operations on our Condensed Consolidated Statement of Comprehensive Income and as a component of operating activities within deferred income taxes, other assets, and other liabilities on our Condensed Consolidated Statement of Cash Flows.
(b)There were no impairment losses recognized during the three months and six months ended June 30, 2026, and June 30, 2025, resulting from the forfeiture or ineligibility of tax credits or other circumstances.
Our proportional amortization investments were $2.1 billion at both June 30, 2026, and December 31, 2025, and are included within other assets on our Condensed Consolidated Balance Sheet. Unfunded commitments to provide additional capital to proportional amortization investments were $735 million and $819 million at June 30, 2026, and December 31, 2025, respectively, and are included within accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Substantially all of the unfunded commitments at June 30, 2026, are expected to be paid out within the next five years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The total carrying value of the nonmarketable equity investments held at June 30, 2026, and December 31, 2025, including cumulative unrealized gains and losses, was as follows.

($ in millions)	June 30, 2026	December 31, 2025
FRB stock	$454	$452
FHLB stock	393	359
Equity investments without a readily determinable fair value
Cost basis	95	94
Adjustments
Upward adjustments	57	57
Downward adjustments (including impairment)	(39)	(40)
Carrying amount, equity investments without a readily determinable fair value	113	111
Nonmarketable equity investments	$960	$922
During the three months and six months ended June 30, 2026, and June 30, 2025, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of June 30, 2026, and June 30, 2025, were as follows.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Upward adjustments	$4	$—	$4	$—
Downward adjustments (including impairment) (a)	$(1)	$(2)	$(2)	$(2)
(a)No impairment on FHLB and FRB stock was recognized during both the three months and six months ended June 30, 2026, and June 30, 2025.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2024	$20	$27	$504	$551
Goodwill impairment	—	—	(305)	(305)
Transfer to assets of operations held-for-sale (b)	—	—	(56)	(56)
Goodwill at December 31, 2025	$20	$27	$143	$190
Goodwill impairment	—	—	—	—
Goodwill at June 30, 2026	$20	$27	$143	$190
(a)Includes $143 million of goodwill associated with Ally Invest at both June 30, 2026, and December 31, 2025.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
11.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	June 30, 2026	December 31, 2025
Noninterest-bearing deposits	$153	$125
Interest-bearing deposits
Savings, money market, and spending accounts	111,619	109,214
Certificates of deposit	42,274	42,310
Total deposit liabilities	$154,046	$151,649
At June 30, 2026, and December 31, 2025, certificates of deposit included $5.7 billion and $6.2 billion, respectively, of those in denominations in excess of $250 thousand.
12.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	June 30, 2026			December 31, 2025
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$5,175	$5,175	$—	$4,150	$4,150
Securities sold under agreements to repurchase	—	741	741	—	545	545
Total short-term borrowings	$—	$5,916	$5,916	$—	$4,695	$4,695
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of June 30, 2026, the securities sold under agreements to repurchase consisted of $511 million in U.S. Treasury securities and $230 million in agency mortgage backed residential debt securities, of which $517 million in repurchase agreements are set to mature within 30 days, $109 million in repurchase agreements are set to mature within 31 to 60 days, and the remaining $115 million of repurchase agreements are set to mature within 61 to 90 days.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess fair value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. As of June 30, 2026, we placed cash collateral of $5 million related to repurchase agreements. As of December 31, 2025, we placed cash collateral of $1 million related to repurchase agreements.
Long-Term Debt
The following table presents the composition of our long-term debt portfolio.

	June 30, 2026			December 31, 2025
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$771	$2,373	$3,144	$—	$2,659	$2,659
Due after one year	9,033	4,876	13,909	10,012	4,399	14,411
Total long-term debt (b)	$9,804	$7,249	$17,053	$10,012	$7,058	$17,070
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 18 for additional information.
(b)Includes advances from the FHLB of Pittsburgh of $4.0 billion and $4.2 billion at June 30, 2026, and December 31, 2025, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents the scheduled remaining maturity of long-term debt at June 30, 2026, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2026	2027	2028	2029	2030	2031 and thereafter	Total
Unsecured
Long-term debt	$66	$1,586	$844	$1,712	$799	$5,446	$10,453
Original issue discount	(43)	(94)	(107)	(123)	(143)	(139)	(649)
Total unsecured	23	1,492	737	1,589	656	5,307	9,804
Secured
Long-term debt	1,426	2,964	2,212	484	126	37	7,249
Total long-term debt	$1,449	$4,456	$2,949	$2,073	$782	$5,344	$17,053
The following table summarizes assets restricted as collateral for the payment of the related debt obligation.

($ in millions)	June 30, 2026	December 31, 2025
Consumer automotive finance receivables	$37,532	$36,807
Consumer mortgage finance receivables	14,992	15,604
Commercial finance receivables	7,919	7,686
Investment securities (amortized cost basis of $3,256 and $3,114) (a)	3,315	3,292
Other assets (b)	1,407	1,381
Total assets restricted as collateral (c) (d)	$65,165	$64,770
Secured debt (e)	$13,165	$11,753
(a)A portion of the restricted investment securities at both June 30, 2026, and December 31, 2025, was restricted under repurchase agreements. Refer to the section above titled Short-Term Borrowings for information on the repurchase agreements.
(b)Includes the collateral accounts restricted for the payment of credit-linked notes recorded within restricted cash and cash equivalents. Excludes restricted cash and cash reserves for securitization trusts. Refer to Note 10 and Note 17 for additional information.
(c)All restricted assets are those of Ally Bank.
(d)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $25.5 billion and $26.0 billion at June 30, 2026, and December 31, 2025, respectively. These assets were primarily composed of consumer mortgage finance receivables and loans as well as mortgage-backed securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $34.6 billion and $33.7 billion at June 30, 2026, and December 31, 2025, respectively. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(e)Includes $5.9 billion and $4.7 billion of short-term borrowings at June 30, 2026, and December 31, 2025, respectively.
13.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	June 30, 2026	December 31, 2025
Unfunded commitments for proportional amortization investments (a)	$735	$819
Accounts payable	567	420
Employee compensation and benefits	335	417
Reserves for insurance losses and loss adjustment expenses (b)	251	233
Deferred revenue	128	141
Operating lease liabilities	114	124
Other liabilities	548	551
Total accrued expenses and other liabilities	$2,678	$2,705
(a)Primarily relates to unfunded commitments for investments in qualified affordable housing projects.
(b)Refer to Note 4 for further information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
14.    Preferred Stock
Series B Preferred Stock
On May 4, 2026, we announced our intent to redeem all of our issued and outstanding 4.700% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B. On May 15, 2026, we redeemed all 1,350,000 shares of our issued and outstanding Series B Preferred Stock, with a redemption price of $1,000 per share resulting in an aggregate liquidation preference of $1,350 million. Upon redemption of the shares of Series B Preferred Stock, we derecognized the carrying value of $1,335 million and recorded a deemed dividend of $15 million. Effective May 15, 2026, the Series B Preferred Stock was retired.
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
Series D Preferred Stock
In May 2026, we issued 1,000,000 shares of 7.100% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D, with $0.01 par value and liquidation preference of $1,000 per share. Dividends on shares of the Series D Preferred Stock are discretionary and are not cumulative. Holders of the Series D Preferred Stock will be entitled to receive, if, when and as declared by our Board, or a duly authorized committee of the Board, out of legally available assets, non-cumulative cash dividends quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2026. Dividends will accrue (i) from the date of original issue to, but excluding, August 15, 2031, at a fixed rate of 7.100% per annum and (ii) from, and including, August 15, 2031, during each five-year reset period, at a rate per annum equal to the five-year treasury rate as of the most recent reset dividend determination date plus 3.148% on the liquidation preference amount of $1,000 per share. So long as any share of Series D Preferred Stock remains outstanding, unless the dividends for the most recently completed dividend period have been paid in full, or set aside for payment, on all outstanding shares of Series D Preferred Stock, we will be prohibited, subject to certain specified exceptions, from (i) declaring or paying any dividends or making any distributions with respect to any stock that ranks on a parity basis with, or junior in interest to, the Series D Preferred Stock or (ii) repurchasing, redeeming, or otherwise acquiring for consideration, directly or indirectly, any stock that ranks on a parity basis with, or junior in interest to, the Series D Preferred Stock.
The holders of the Series D Preferred Stock do not have voting rights other than those set forth in the certificate of designations for the Series D Preferred Stock included in Ally’s Certificate of Incorporation. The Series D Preferred Stock does not have a stated maturity date, and will be perpetual unless redeemed at Ally’s option. Ally is not required to redeem the Series D Preferred Stock and holders of the Series D Preferred Stock have no right to require Ally to redeem their shares. Ally may, at its option, redeem the shares of Series D Preferred stock (i) in whole or in part, on any dividend payment date on or after August 15, 2031, or (ii) in whole, but not in part, at any time within 90 days following a regulatory capital treatment event. In the event of any liquidation, dissolution or winding up of the affairs of Ally, holders of the Series D Preferred Stock will be entitled to receive the liquidation amount per share of Series D Preferred Stock and an amount equal to all declared, but unpaid dividends declared prior to the date of payment out of assets available for distribution, before any distribution is made for holders of stock that ranks junior in interest to the Series D Preferred Stock, subject to the rights of Ally’s creditors.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes information about our preferred stock.

	June 30, 2026	December 31, 2025
Series B preferred stock (a)
Issuance date		April 22, 2021
Carrying value ($ in millions)	$—	$1,335
Par value (per share)	$—	$0.01
Liquidation preference (per share)	$—	$1,000
Number of shares authorized	—	1,350,000
Number of shares issued and outstanding	—	1,350,000
Dividend/coupon
Prior to May 15, 2026	—%	4.700%
On and after May 15, 2026	—%	Five Year Treasury + 3.868%
Series C preferred stock (b)
Issuance date	June 2, 2021	June 2, 2021
Carrying value ($ in millions)	$989	$989
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,000,000	1,000,000
Number of shares issued and outstanding	1,000,000	1,000,000
Dividend/coupon
Prior to May 15, 2028	4.700%	4.700%
On and after May 15, 2028	Seven Year Treasury + 3.481%	Seven Year Treasury + 3.481%
Series D preferred stock (b)
Issuance date	May 1, 2026
Carrying value ($ in millions)	$987	$—
Par value (per share)	$0.01	$—
Liquidation preference (per share)	$1,000	$—
Number of shares authorized	1,000,000	—
Number of shares issued and outstanding	1,000,000	—
Dividend/coupon
Prior to August 15, 2031	7.100%	—%
On and after August 15, 2031	Five Year Treasury + 3.148%	—%
(a)On May 15, 2026, we redeemed all 1,350,000 shares of our issued and outstanding Series B Preferred Stock.
(b)We may, at our option, redeem the Series C and Series D shares on any dividend payment date on or after May 15, 2028, or August 15, 2031, respectively, or at any time within 90 days following a regulatory event that precludes the instruments from being included in additional Tier 1 capital.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
15.    Accumulated Other Comprehensive Loss
The following tables present changes, net of tax, in each component of accumulated other comprehensive loss.

	Three months ended June 30,
	Investment securities
($ in millions)	Available- for-sale securities (a)	Held-to-maturity securities	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Accumulated other comprehensive loss
Balance at April 1, 2025	$(2,665)	$(601)	$20	$(16)	$(3,262)
Net change	18	17	2	6	43
Balance at June 30, 2025	$(2,647)	$(584)	$22	$(10)	$(3,219)
Balance at April 1, 2026	$(2,265)	$(537)	$23	$6	$(2,773)
Net change	44	15	—	3	62
Balance at June 30, 2026	$(2,221)	$(522)	$23	$9	$(2,711)
(a)Represents the after-tax difference between the fair value and amortized cost basis of our available-for-sale securities portfolio. Refer to Note 6 for additional information.
(b)For additional information on derivative instruments and hedging activities, refer to Note 18.

	Six months ended June 30,
	Investment securities
($ in millions)	Available- for-sale securities (a)	Held-to-maturity securities	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Accumulated other comprehensive loss
Balance at January 1, 2025	$(3,307)	$(616)	$20	$(21)	$(3,924)
Net change	660	32	2	11	705
Balance at June 30, 2025	$(2,647)	$(584)	$22	$(10)	$(3,219)
Balance at January 1, 2026	$(2,260)	$(551)	$23	$2	$(2,786)
Net change	39	29	—	7	75
Balance at June 30, 2026	$(2,221)	$(522)	$23	$9	$(2,711)
(a)Represents the after-tax difference between the fair value and amortized cost basis of our available-for-sale securities portfolio. Refer to Note 6 for additional information.
(b)For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Three months ended June 30, 2026 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized gains arising during the period	$59		$(15)		$44
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(21)	(a)	6	(b)	(15)
Translation adjustments
Net unrealized losses arising during the period	(4)		1		(3)
Net investment hedges (c)
Net unrealized gains arising during the period	4		(1)		3
Cash flow hedges (c)
Less: Net realized losses reclassified to income from continuing operations	(4)	(d)	1	(b)	(3)
Net change	4		(1)		3
Other comprehensive income	$84		$(22)		$62
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
(e)Includes losses reclassified to interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2026 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized gains arising during the period	$55		$(14)		$41
Less: Net realized gains reclassified to income from continuing operations	3	(a)	(1)	(b)	2
Net change	52		(13)		39
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(40)	(c)	11	(b)	(29)
Translation adjustments
Net unrealized losses arising during the period	(7)		2		(5)
Net investment hedges (d)
Net unrealized gains arising during the period	7		(2)		5
Cash flow hedges (d)
Less: Net realized losses reclassified to income from continuing operations	(9)	(e)	2	(b)	(7)
Net change	9		(2)		7
Other comprehensive income	$101		$(26)		$75
(a)Includes gains reclassified to other gain (loss) on investments, net, in our Condensed Consolidated Statement of Comprehensive Income.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
16.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share data; shares in thousands) (a)	2026	2025	2026	2025
Net income from continuing operations	$410	$352	$729	$127
Preferred stock dividends — Series B (b)	(31)	(16)	(47)	(32)
Preferred stock dividends — Series C	(12)	(12)	(24)	(24)
Net income from continuing operations attributable to common shareholders	$367	$324	$658	$71
Net income attributable to common shareholders	$367	$324	$658	$71
Basic weighted-average common shares outstanding (c)	308,362	309,895	309,669	309,453
Diluted weighted-average common shares outstanding (c)	311,035	312,434	312,120	312,033
Basic earnings per common share
Net income from continuing operations	$1.19	$1.05	$2.13	$0.23
Net income	$1.19	$1.05	$2.13	$0.23
Diluted earnings per common share
Net income from continuing operations	$1.18	$1.04	$2.11	$0.23
Net income	$1.18	$1.04	$2.11	$0.23
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes a $15 million deemed dividend associated with the acceleration of issuance costs from the redemption of the Series B Preferred Stock during the three months and six months ended June 30, 2026.
(c)Includes shares related to share-based compensation that vested but were not yet issued.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and share repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm, like Ally, is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test, plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon, as a percentage of RWAs. As of June 30, 2026, the stress capital buffer requirement for Ally was 2.6%. Refer to the discussion below regarding a rule proposed by the FRB that would make certain changes to the methodology for determining the stress capital buffer requirement.
Ally and Ally Bank are currently subject to the U.S. Basel III standardized approach for credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not currently subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. Since Ally and Ally Bank are currently not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income and loss from regulatory capital. At June 30, 2026, and December 31, 2025, Ally had $2.7 billion and $2.8 billion, respectively, of accumulated other comprehensive loss, net of applicable income taxes, that was excluded from Common Equity Tier 1 capital. Refer to the discussion below about rules proposed by the U.S. banking agencies in 2023 that would require us to recognize all components of accumulated other comprehensive income and loss in regulatory capital, except gains and losses on cash-flow hedges where the hedged items are not recognized on our balance sheet at fair value. Refer also to Note 15 for additional details about our accumulated other comprehensive loss.
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
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both June 30, 2026, and December 31, 2025, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
Under FDICIA and the PCA framework, IDIs such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Our brokered deposits totaled $9.0 billion at June 30, 2026, which represented 5.8% of total deposit liabilities.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes our capital ratios under U.S. Basel III.

	June 30, 2026		December 31, 2025		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$15,922	10.15%	$15,629	10.23%	4.50%	(b)
Ally Bank	18,021	12.30	17,853	12.50	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,813	11.36%	$17,885	11.70%	6.00%	6.00%
Ally Bank	18,021	12.30	17,853	12.50	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$20,693	13.19%	$20,731	13.56%	8.00%	10.00%
Ally Bank	19,874	13.57	19,659	13.77	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$17,813	8.93%	$17,885	9.25%	4.00%	(b)
Ally Bank	18,021	9.60	17,853	9.82	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally was subject to a minimum capital conservation buffer of 2.6% at both June 30, 2026, and December 31, 2025, and Ally Bank was subject to a minimum capital conservation buffer of 2.5% at both June 30, 2026, and December 31, 2025.
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
Both proposals would modify the definition of regulatory capital by removing the threshold-based deduction of mortgage servicing assets, and all firms that use the expanded risk-based approach would be required to apply the more stringent threshold test to determine any capital deduction for certain DTAs and investments in the capital instruments of unconsolidated financial institutions. These proposals were issued without effective dates but generally assume transition periods that begin January 1, 2027, and have comment periods that expired June 18, 2026. As proposed, the phase-in of accumulated other comprehensive income and loss would be expected to significantly affect our

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
levels of regulatory capital. The impact of lower capital levels would be partially offset by the recalibration of risk weights proposed in the expanded risk-based approach or revised standardized approach. Whether and when final rules related to these proposals may be adopted and take effect, as well as what changes to the proposed rules may be reflected in any final rules after public comments are considered, remain unclear.
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
In December 2024, we accessed the unsecured debt capital markets and issued $500 million of subordinated notes, which qualify for us as Tier 2 capital for Ally under U.S. Basel III. During the second quarter of 2026, we issued $1.0 billion of Series D Preferred Stock, which qualifies for us as additional Tier 1 capital under U.S. Basel III. The proceeds from this issuance were used to support the redemption of all of our Series B Preferred Stock then outstanding.
During the years ended December 31, 2025, and 2024, we accessed the debt capital markets and issued an aggregate of $1.1 billion and $770 million, respectively, of credit-linked notes based on combined reference portfolios of $10.0 billion and $7.0 billion of consumer automotive loans. During the second quarter of 2026, we issued an additional $550 million of credit-linked notes based on a reference portfolio of $5.0 billion of consumer automotive loans. The proceeds from these credit-linked notes issuances constitute prefunded credit protection for mezzanine tranches of the respective reference portfolio. These transactions are structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure, which recognizes the credit risk mitigation benefits and generally provides lower risk weights relative to those assigned to consumer automotive loans that are not securitized. As of June 30, 2026, and December 31, 2025, $13.9 billion and $12.1 billion, respectively, of our consumer automotive loans and related exposures were included as reference assets in these credit-linked notes transactions.

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
The following table presents information related to our common stock and distributions to our common shareholders.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2025
First quarter	$34	877	305,388	307,152	$0.30
Second quarter	1	27	307,152	307,787	0.30
Third quarter	1	25	307,787	307,828	0.30
Fourth quarter	23	543	307,828	308,493	0.30
2026
First quarter	$147	3,624	308,493	307,408	$0.30
Second quarter	148	3,371	307,408	304,543	0.30
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)On July 17, 2026, our Board declared a quarterly cash dividend of $0.30 per share on all common stock payable on August 14, 2026, to shareholders of record at the close of business on July 31, 2026.
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
We execute certain OTC derivatives, such as interest rate swaps or options, using bilateral agreements with financial counterparties. Bilateral agreements generally require both parties to post collateral in the event the fair values of the derivative financial instruments meet posting thresholds established under the agreements. If either party defaults on the obligation, the secured party may seize the collateral. Payments related to the exchange of collateral for OTC derivatives are recognized as collateral.
We also execute certain derivatives, such as interest rate swaps, with clearinghouses, which require us to post and receive collateral. For these clearinghouse derivatives, these payments are recognized as settlements rather than collateral.
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the six months ended June 30, 2026, or 2025.
We placed noncash collateral with counterparties totaling $248 million supporting our derivative positions at June 30, 2026, compared to $4 million and $328 million, of cash and noncash collateral, respectively, at December 31, 2025. These amounts include noncash collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash collateral placed are included on our Condensed Consolidated Balance Sheet in other assets. We granted our counterparties the right to sell or pledge the noncash collateral.
We received cash collateral from counterparties totaling $9 million at June 30, 2026. These amounts exclude cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities.

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

	June 30, 2026			December 31, 2025
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$20,992	$—	$—	$23,257
Purchased options	—	—	—	—	—	3,450
Foreign exchange contracts
Forwards	8	—	183	—	4	199
Total derivatives designated as accounting hedges	8	—	21,175	—	4	26,906
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	1	1	394	—	—	—
Total interest rate risk	1	1	394	—	—	—
Foreign exchange contracts
Forwards	—	—	29	—	—	71
Total foreign exchange risk	—	—	29	—	—	71
Credit contracts
Credit-linked note derivatives	—	2	1,583	—	—	1,381
Total credit risk	—	2	1,583	—	—	1,381
Total derivatives not designated as accounting hedges	1	3	2,006	—	—	1,452
Total derivatives	$9	$3	$23,181	$—	$4	$28,358

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
($ in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Assets
Available-for-sale securities (b)	$14,660	$15,240	$(155)	$7	$(48)	$(54)
Finance receivables and loans, net (c)	20,461	27,808	(33)	7	1	1
Liabilities
Long-term debt	$3,413	$3,378	$74	$79	$74	$79
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include the amortized cost basis and unallocated basis adjustments of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2026, and December 31, 2025, the amortized cost basis and unallocated basis adjustments of the closed portfolios used in these hedging relationships was $13.2 billion and $13.7 billion, respectively, of which $12.9 billion and $13.4 billion, respectively, represents the amortized cost basis and unallocated basis adjustments of closed portfolios designated in an active hedge relationship. At June 30, 2026, and December 31, 2025, the total cumulative basis adjustments associated with these hedging relationships was a $146 million liability and a $8 million liability, respectively, of which the portion related to discontinued hedging relationships was a $47 million liability and a $54 million liability, respectively. At June 30, 2026, and December 31, 2025, the notional amounts of the designated hedged items were $10.3 billion and $11.0 billion, with cumulative basis adjustments of a $99 million liability and a $46 million asset, respectively, which would be allocated across the entire remaining closed pool upon dedesignation of the hedge relationship. Refer to Note 6 for a reconciliation of the amortized cost basis and fair value of available-for-sale securities.
(c)These amounts include the carrying value of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2026, and December 31, 2025, the carrying value of the closed portfolios used in these hedging relationships was $20.5 billion and $27.8 billion, respectively, of which $16.5 billion and $21.8 billion, respectively, represents the carrying value of closed portfolios designated in an active hedge relationship. At June 30, 2026, and December 31, 2025, the total cumulative basis adjustments associated with these hedging relationships was a $33 million liability and a $7 million asset, respectively, of which the portion related to discontinued hedging relationships was a $1 million asset at both June 30, 2026, and December 31, 2025. At June 30, 2026, and December 31, 2025, the notional amounts of the designated hedged items were $9.3 billion and $10.8 billion, respectively, with cumulative basis adjustments of a $34 million liability and a $6 million asset, respectively, which would be allocated across the entire remaining closed pool upon dedesignation of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$—	$—	$—	$1
Total interest rate contracts	—	—	—	1
Foreign exchange contracts
Other operating expenses	—	(2)	1	(2)
Total foreign exchange contracts	—	(2)	1	(2)
Credit contracts
Other income, net of losses	(1)	—	(2)	—
Total credit contracts	(1)	—	(2)	—
Equity contracts
Other income, net of losses	(4)	—	(4)	—
Total equity contracts	(4)	—	(4)	—
Total loss recognized in earnings	$(5)	$(2)	$(5)	$(1)

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables summarize the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets
Three months ended June 30, ($ in millions)	2026	2025	2026	2025
(Loss) gain on fair value hedging relationships
Interest rate contracts
Hedged available-for-sale securities	$—	$—	$(92)	$84
Derivatives designated as hedging instruments on available-for-sale securities	—	—	92	(84)
Hedged fixed-rate consumer automotive loans	(11)	12	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	11	(12)	—	—
Total gain on fair value hedging relationships	—	—	—	—
Loss on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	(4)	(8)	—	—
Total loss on cash flow hedging relationships	$(4)	$(8)	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$2,741	$2,624	$242	$248

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets
Six months ended June 30, ($ in millions)	2026	2025	2026	2025
(Loss) gain on fair value hedging relationships
Interest rate contracts
Hedged available-for-sale securities	$—	$—	$(169)	$214
Derivatives designated as hedging instruments on available-for-sale securities	—	—	169	(214)
Hedged fixed-rate consumer automotive loans	(41)	41	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	41	(41)	—	—
Total gain on fair value hedging relationships	—	—	—	—
Loss on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	(9)	(15)	—	—
Total loss on cash flow hedging relationships	$(9)	$(15)	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive Income	$5,399	$5,333	$476	$478
During the next 12 months, no gains or losses will be reclassified into pretax earnings as no derivatives are currently designated as cash flow hedges.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables summarize the location and amounts of gains and losses related to interest and amortization on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended June 30, ($ in millions)	2026	2025	2026	2025	2026	2025
Gain on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$3	$3
Amortization of deferred basis adjustments of available-for-sale securities	—	—	4	4	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	2	15	—	—
Amortization of deferred loan basis adjustments	1	2	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	5	15	—	—	—	—
Total gain on fair value hedging relationships	$6	$17	$6	$19	$3	$3

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Six months ended June 30, ($ in millions)	2026	2025	2026	2025	2026	2025
Gain on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$5	$5
Amortization of deferred basis adjustments of available-for-sale securities	—	—	7	9	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	3	32	—	—
Amortization of deferred loan basis adjustments	1	4	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	10	34	—	—	—	—
Total gain on fair value hedging relationships	$11	$38	$10	$41	$5	$5
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Interest rate contracts
Gain recognized in other comprehensive income	$4	$7	$9	$14
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Foreign exchange contracts (a) (b)
Gain (loss) recognized in other comprehensive income	$4	$(9)	$7	$(9)
(a)There were no amounts excluded from effectiveness testing for the three months and six months ended June 30, 2026, or 2025.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in our Condensed Consolidated Statement of Comprehensive Income. There were no amounts reclassified for the three months and six months ended June 30, 2026, or 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
19.    Income Taxes
We recognized total income tax expense from continuing operations of $127 million and $208 million for the three months and six months ended June 30, 2026, respectively, compared to income tax expense of $84 million and $25 million for the same periods in 2025. The increase in income tax expense for the three months ended June 30, 2026, was primarily attributable to the tax effects of an increase in pretax earnings, and an income tax benefit from the revaluation of our deferred tax assets and liabilities of a California tax law enacted during the second quarter of 2025. The increase for the six months ended June 30, 2026, was primarily attributable to the tax effects of an increase in pretax earnings, as well as the tax effects of a loss on investments recognized as a result of our balance sheet repositioning of a portion of our available-for-sale securities during the six months ended June 30, 2025.
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

	Recurring fair value measurements
June 30, 2026 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$775	$—	$—	$775
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,515	—	—	2,515
U.S. States and political subdivisions	—	445	34	479
Foreign government	31	161	—	192
Agency mortgage-backed residential	—	12,789	—	12,789
Mortgage-backed residential	—	188	—	188
Agency mortgage-backed commercial	—	5,137	—	5,137
Asset-backed	—	1	—	1
Corporate debt	—	1,952	—	1,952
Total available-for-sale securities	2,546	20,673	34	23,253
Derivative contracts in a receivable position
Interest rate	—	1	—	1
Foreign exchange	—	8	—	8
Total derivative contracts in a receivable position	—	9	—	9
Total assets	$3,321	$20,682	$34	$24,037
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$1	$—	$1
Credit	—	—	2	2
Total derivative contracts in a payable position	—	1	2	3
Total liabilities	$—	$1	$2	$3
(a)Our direct investment in any one industry did not exceed 14%. When performing the concentration calculation, mutual funds and ETFs are not allocated to any one industry.
(b)Excludes $60 million of equity securities that are measured at fair value using the net asset value practical expedient and therefore are not classified in the fair value hierarchy.

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

	Available-for-sale securities		Loans held-for-sale (a)
($ in millions)	2026	2025	2026	2025
Assets
Fair value at April 1,	$34	$35	$—	$3
Net realized/unrealized gains
Included in earnings	—	—	—	—
Included in OCI	—	—	—	—
Purchases and originations	1	—	—	1
Sales	—	—	—	(4)
Issuances	—	—	—	—
Settlements	(1)	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at June 30,	$34	$35	$—	$—
Net unrealized gains still held at June 30,
Included in earnings	$—	$—	$—	$—
Included in OCI	—	—	—	—
(a)Consumer mortgage loans carried at fair value due to fair value option elections.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2026	2025
Liabilities
Fair value at April 1,	$1	$4
Net realized/unrealized losses
Included in earnings	1	—
Included in OCI	—	—
Purchases and originations	—	—
Sales	—	—
Issuances	—	—
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Fair value at June 30,	$2	$4
Net unrealized losses still held at June 30,
Included in earnings	$2	$—
Included in OCI	—	—
(a)Net realized/unrealized losses are reported as loss on mortgage and automotive loans, net, and other income, net of losses, in our Condensed Consolidated Statement of Comprehensive Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Available-for-sale securities		Loans held-for-sale (a)
($ in millions)	2026	2025	2026	2025
Assets
Fair value at January 1,	$34	$35	$—	$5
Net realized/unrealized gains
Included in earnings	—	—	—	—
Included in OCI	—	—	—	—
Purchases and originations	1	—	—	9
Sales	—	—	—	(14)
Issuances	—	—	—	—
Settlements	(1)	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at June 30,	$34	$35	$—	$—
Net unrealized gains still held at June 30,
Included in earnings	$—	$—	$—	$—
Included in OCI	—	—	—	—
(a)Consumer mortgage loans carried at fair value due to fair value option elections.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2026	2025
Liabilities
Fair value at January 1,	$—	$3
Net realized/unrealized losses (gains)
Included in earnings	2	(1)
Included in OCI	—	—
Purchases and originations	—	—
Sales	—	—
Issuances	—	—
Settlements	—	—
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	—	2
Fair value at June 30,	$2	$4
Net unrealized losses still held at June 30,
Included in earnings	$2	$—
Included in OCI	—	—
(a)Net realized/unrealized losses (gains) are reported as loss on mortgage and automotive loans, net, and other income, net of losses, in our Condensed Consolidated Statement of Comprehensive Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during the six months ended June 30, 2025. These transfers are deemed to have occurred at the end of the reporting period.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at June 30, 2026, and December 31, 2025, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
June 30, 2026 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$405	$405	$(14)	n/m	(a)
Commercial finance receivables and loans, net (b)
Other	—	—	13	13	(35)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	13	13	(35)	n/m	(a)
Other assets
Nonmarketable equity investments	—	—	5	5	4	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	7	7	(1)	n/m	(a)
Total assets	$—	$—	$430	$430	$(46)	n/m
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at June 30, 2026, and December 31, 2025.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
June 30, 2026
Financial assets
Held-to-maturity securities	$4,286	$—	$4,299	$—	$4,299
Loans held-for-sale, net	406	—	—	407	407
Finance receivables and loans, net	140,097	—	—	143,558	143,558
FHLB/FRB stock (a)	847	—	847	—	847
Financial liabilities
Deposit liabilities	$42,274	$—	$—	$42,338	$42,338
Short-term borrowings	5,916	—	—	5,841	5,841
Long-term debt	17,053	—	12,392	5,767	18,159
December 31, 2025
Financial assets
Held-to-maturity securities	$4,371	$—	$4,451	$—	$4,451
Loans held-for-sale, net	549	—	—	560	560
Finance receivables and loans, net	133,964	—	—	137,579	137,579
FHLB/FRB stock (a)	811	—	811	—	811
Financial liabilities
Deposit liabilities	$42,310	$—	$—	$42,523	$42,523
Short-term borrowings	4,695	—	—	4,706	4,706
Long-term debt	17,070	—	12,642	5,707	18,349
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At June 30, 2026, these instruments are reported as gross assets and gross liabilities on our Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 18.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
June 30, 2026
Assets
Derivative assets	$9	$—	$9	$—	$(9)	$—
Total assets	$9	$—	$9	$—	$(9)	$—
Liabilities
Derivative liabilities (d)	$3	$—	$3	$—	$—	$3
Securities sold under agreements to repurchase (e)	741	—	741	—	(741)	—
Total liabilities	$744	$—	$744	$—	$(741)	$3
December 31, 2025
Assets
Derivative assets	$—	$—	$—	$—	$—	$—
Total assets	$—	$—	$—	$—	$—	$—
Liabilities
Derivative liabilities	$4	$—	$4	$—	$(4)	$—
Securities sold under agreements to repurchase (e)	545	—	545	—	(545)	—
Total liabilities	$549	$—	$549	$—	$(549)	$—
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
(d)Includes derivative liabilities with no offsetting arrangements of $2 million as of June 30, 2026.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Financial information for our reportable operating segments is summarized as follows.

Three months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2026
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,763	$51	$252	$399	$3,465
Total interest expense	1,178	13	136	185	1,512
Net depreciation expense on operating lease assets	269	—	—	—	269
Net financing revenue and other interest income	1,316	38	116	214	1,684
Other revenue	104	449	29	20	602
Total net revenue	1,420	487	145	234	2,286
Provision for credit losses	442	—	(12)	—	430
Noninterest expense
Compensation and benefits expense	177	30	20	231	458
Insurance losses and loss adjustment expenses	—	208	—	—	208
Other operating expenses
Technology and communications expenses	29	4	2	73	108
Other (b)	362	192	13	(22)	545
Total other operating expenses	391	196	15	51	653
Total noninterest expense	568	434	35	282	1,319
Income (loss) from continuing operations before income tax expense (benefit)	$410	$53	$122	$(48)	$537
Total assets	$121,539	$10,031	$13,893	$54,309	$199,772
2025
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,603	$45	$233	$444	$3,325
Total interest expense	1,093	15	125	360	1,593
Net depreciation expense on operating lease assets	216	—	—	—	216
Net financing revenue and other interest income	1,294	30	108	84	1,516
Other revenue	97	422	19	28	566
Total net revenue	1,391	452	127	112	2,082
Provision for credit losses	387	—	(2)	(1)	384
Noninterest expense
Compensation and benefits expense	166	26	19	219	430
Insurance losses and loss adjustment expenses	—	203	—	—	203
Other operating expenses
Technology and communications expenses	30	4	1	66	101
Other (b)	336	191	13	(12)	528
Total other operating expenses	366	195	14	54	629
Total noninterest expense	532	424	33	273	1,262
Income (loss) from continuing operations before income tax expense (benefit)	$472	$28	$96	$(160)	$436
Total assets	$111,709	$9,705	$11,040	$57,019	$189,473
(a)Net financing revenue and other interest income after the provision for credit losses totaled $1.3 billion and $1.1 billion for the three months ended June 30, 2026, and 2025, respectively.
(b)Primarily consists of insurance commissions, advertising and marketing, and property and equipment depreciation expenses. Refer to Note 5 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Six months ended June 30, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2026
Net financing revenue and other interest income
Total financing revenue and other interest income	$5,450	$100	$495	$794	$6,839
Total interest expense	2,306	26	266	431	3,029
Net depreciation expense on operating lease assets	537	—	—	—	537
Net financing revenue and other interest income	2,607	74	229	363	3,273
Other revenue	209	791	64	51	1,115
Total net revenue	2,816	865	293	414	4,388
Provision for credit losses	910	—	(4)	(9)	897
Noninterest expense
Compensation and benefits expense	368	62	46	473	949
Insurance losses and loss adjustment expenses	—	329	—	—	329
Other operating expenses
Technology and communications expenses	57	8	3	141	209
Other (b)	735	385	32	(85)	1,067
Total other operating expenses	792	393	35	56	1,276
Total noninterest expense	1,160	784	81	529	2,554
Income (loss) from continuing operations before income tax expense (benefit)	$746	$81	$216	$(106)	$937
Total assets	$121,539	$10,031	$13,893	$54,309	$199,772
2025
Net financing revenue and other interest income
Total financing revenue and other interest income	$5,174	$89	$454	$1,001	$6,718
Total interest expense	2,158	29	242	839	3,268
Net depreciation expense on operating lease assets	456	—	—	—	456
Net financing revenue and other interest income	2,560	60	212	162	2,994
Other revenue	194	786	48	(399)	629
Total net revenue	2,754	846	260	(237)	3,623
Provision for credit losses	821	—	12	(258)	575
Noninterest expense
Compensation and benefits expense	349	56	44	486	935
Insurance losses and loss adjustment expenses	—	364	—	—	364
Goodwill impairment (c)	—	—	—	305	305
Other operating expenses
Technology and communications expenses	59	9	2	134	204
Other (b)	678	387	30	(7)	1,088
Total other operating expenses	737	396	32	127	1,292
Total noninterest expense	1,086	816	76	918	2,896
Income (loss) from continuing operations before income tax expense (benefit)	$847	$30	$172	$(897)	$152
Total assets	$111,709	$9,705	$11,040	$57,019	$189,473
(a)Net financing revenue and other interest income after the provision for credit losses totaled $2.4 billion for both the six months ended June 30, 2026, and 2025, respectively.
(b)Primarily consists of insurance commissions, advertising and marketing, and property and equipment depreciation expenses. Refer to Note 5 for additional information.
(c)Impairment of goodwill related to Ally Credit Card for the six months ended June 30, 2025. Refer to Note 2 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information on Ally Credit Card.

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
24.    Subsequent Events
Declaration of Common Dividend
On July 17, 2026, our Board declared a quarterly cash dividend of $0.30 per share on all common stock. The dividend is payable on August 14, 2026, to shareholders of record at the close of business on July 31, 2026.

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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Overview
Ally Financial Inc. (together with its consolidated subsidiaries unless the context otherwise requires, Ally, the Company, we, us, or our) is a financial-services company that includes the nation’s largest all-digital bank and automotive finance businesses, driven by a mission to “Do It Right” for its customers and communities. Ally Bank, Member FDIC, offers online banking products, including savings and checking accounts. Ally also provides investing solutions through Ally Invest, including online brokerage, automated investing, IRAs and personal financial advice. Ally provides consumer and dealer financing, insurance, and vehicle remarketing services. Ally’s corporate finance business provides capital to equity sponsors and middle-market companies. Ally is a Delaware corporation and is registered as a BHC under the BHC Act and an FHC under the GLB Act.
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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2026	2025	Favorable/(unfavorable) % change	2026	2025	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,420	$1,391	2	$2,816	$2,754	2
Insurance	487	452	8	865	846	2
Corporate Finance	145	127	14	293	260	13
Corporate and Other	234	112	109	414	(237)	n/m
Total	$2,286	$2,082	10	$4,388	$3,623	21
Income (loss) from continuing operations before income tax expense (benefit)
Dealer Financial Services
Automotive Finance	$410	$472	(13)	$746	$847	(12)
Insurance	53	28	89	81	30	170
Corporate Finance	122	96	27	216	172	26
Corporate and Other	(48)	(160)	70	(106)	(897)	88
Total	$537	$436	23	$937	$152	n/m
n/m = not meaningful
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers and automotive retailers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our success as an automotive finance provider is driven by the consistent presence and breadth of products and services we offer to dealers and automotive retailers. The automotive marketplace continues to evolve, including varying levels of investment in electric vehicle technologies by automotive manufacturers and suppliers. We continue to identify and cultivate relationships with automotive retailers, including those with leading e-commerce platforms, and we also operate an online direct lending platform for consumers seeking direct financing. We believe these products enable us to respond to the ongoing trends toward more streamlined and digital automotive financing processes that serve both dealers and consumers. Additionally, we provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. Beyond offering a full suite of solutions for our dealership customers, we also offer application pass-through programs for credit applications that do not meet our underwriting criteria, allowing dealers to

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
provide expanded access to credit for consumers and improve sales at their dealership. Through our pass-through programs, we are able to monetize our declined applications by generating a combination of acquisition fee and servicing revenue for loans that are originated, sold to, and serviced on behalf of third-party lenders, or one-time acquisition fees for loans funded and serviced by a third party. Our strong and expansive dealer relationships, comprehensive suite of products and services, full spectrum financing, and depth of experience position us to adapt as vehicle technologies and consumer preferences evolve. We have provided and continue to provide automobile financing for battery electric and, to a lesser extent, plug-in hybrid vehicles, including brands such as Tesla, Jeep, Alfa Romeo, and Chevrolet. While we expect most of these vehicles to continue to be sold through dealerships and automotive retailers with whom we have established relationships, we also partner with automotive manufacturers that use a direct-to-consumer model. During the six months ended June 30, 2026, $1.6 billion of our consumer automotive retail loan originations and purchases, and $69 million of our operating lease originations and purchases, were for battery-electric and plug-in hybrid vehicles. As of June 30, 2026, $3.9 billion of our consumer automotive finance receivables and loans had battery-electric or plug-in hybrid vehicles as the underlying collateral, and $3.8 billion of our investment in operating leases, net of accumulated depreciation, were battery-electric or plug-in hybrid vehicles.
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
Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles, make us a premier automotive finance and insurance company ready to support and strengthen over 21,600 active dealer relationships as of June 30, 2026. A dealer is considered to have an active relationship with us if we provided automotive financing, remarketing, or insurance services during the three months ended June 30, 2026.
•Our Corporate Finance operations primarily offer senior-secured loans to private equity sponsor-owned U.S.-based middle-market companies and to well-established asset managers that mostly provide leveraged loans. The portfolio is composed of floating-rate leveraged asset-based and cash flow/enterprise value loans. Our Corporate Finance operations had $13.9 billion of assets at June 30, 2026, and generated $293 million of total net revenue during the six months ended June 30, 2026, and continues to offer attractive

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
returns and diversification benefits to our broader lending portfolio. Our Sponsor Finance business focuses on companies owned by private-equity sponsors with loans typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, co-lending arrangements, turnarounds, and debtor-in-possession financings. Additionally, our Private Credit Finance business provides asset managers and other financing sources with facilities to partially fund their direct-lending activities. We have a commercial real estate product primarily focused on lending to skilled nursing facilities, senior housing, and medical office buildings. Additionally, we have an energy and infrastructure vertical that finances large-scale energy and infrastructure projects.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Macroeconomic Environment
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning and stress testing. This group closely monitors macroeconomic trends, such as unemployment rate and sales of new light motor vehicles, given the nature of our business and the potential impact on us given our exposure to these trends. As of June 30, 2026, the unemployment rate decreased to 4.2%. Sales of new light motor vehicles rose to an average annual rate of 16.3 million during the second quarter of 2026. Sales of new light motor vehicles remained below the pre-pandemic annual pace of 17.0 million in 2019, which has limited incoming used vehicle supply and supported used vehicle values.
Our baseline forecast utilized in calculating the quantitative allowance for loan losses as of June 30, 2026, anticipated the unemployment rate peaking at approximately 4.5% in the third quarter of 2026, before reverting to the historical mean of approximately 5.7% by the second quarter of 2029. Additionally, our baseline forecast anticipated GDP growth increasing to 2.2% as measured on a quarter-over-quarter seasonally adjusted annualized rate basis in 2027, before reverting to the historical mean of approximately 2.1% by the second quarter of 2029, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis peaking at more than 16 million units in the third quarter of 2027, before reverting to the historical mean of 15 million units by the second quarter of 2029. We also maintain a qualitative allowance framework to account for ongoing risks and volatility in the macroeconomic environment, including the impacts from tariffs, inflation, which includes the effects of elevated energy prices, consumer financial health, and geopolitical conflict and related uncertainty, that could adversely impact frequency of loss and LGD. Refer to the Risk Management section of this MD&A for further discussion on our allowance for loan losses.
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
Risks related to geopolitical developments, including the ongoing conflicts in the Middle East, could disrupt global supply chains, energy markets, and financial markets, and could adversely impact economic conditions. For example, rising gasoline prices could suppress demand for vehicles which could reduce used vehicle values. Sustained increases in oil and gasoline prices could contribute to broader inflationary pressures, weaken discretionary spending, and adversely affect employment and income in certain sectors, further pressuring household budgets, and credit performance.
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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2026	2025	Favorable/(unfavorable) % change	2026	2025	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$3,465	$3,325	4	$6,839	$6,718	2
Total interest expense	1,512	1,593	5	3,029	3,268	7
Net depreciation expense on operating lease assets	269	216	(25)	537	456	(18)
Net financing revenue and other interest income	1,684	1,516	11	3,273	2,994	9
Other revenue
Insurance premiums and service revenue earned	368	359	3	728	723	1
Loss on mortgage and automotive loans, net	(6)	(4)	(50)	(9)	(3)	n/m
Loss on extinguishment of debt	(2)	—	n/m	(2)	—	n/m
Other gain (loss) on investments, net	76	61	25	55	(438)	113
Other income, net of losses	166	150	11	343	347	(1)
Total other revenue	602	566	6	1,115	629	77
Total net revenue	2,286	2,082	10	4,388	3,623	21
Provision for credit losses	430	384	(12)	897	575	(56)
Noninterest expense
Compensation and benefits expense	458	430	(7)	949	935	(1)
Insurance losses and loss adjustment expenses	208	203	(2)	329	364	10
Goodwill impairment	—	—	n/m	—	305	100
Other operating expenses	653	629	(4)	1,276	1,292	1
Total noninterest expense	1,319	1,262	(5)	2,554	2,896	12
Income from continuing operations before income tax expense	537	436	23	937	152	n/m
Income tax expense from continuing operations	127	84	(51)	208	25	n/m
Net income from continuing operations	$410	$352	16	$729	$127	n/m
Financial ratios:
Return on average assets (a)	0.84%	0.76%	n/m	0.75%	0.14%	n/m
Return on average equity (a)	10.37%	9.81%	n/m	9.29%	1.79%	n/m
Equity to assets (a)	8.06%	7.70%	n/m	8.11%	7.59%	n/m
Common dividend payout ratio (b)	25.21%	28.57%	n/m	28.17%	260.87%	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
We earned net income from continuing operations of $410 million and $729 million for the three months and six months ended June 30, 2026, respectively, compared to $352 million and $127 million for the three months and six months ended June 30, 2025. The increase for the three months ended June 30, 2026, was primarily driven by higher net financing revenue and other interest income and higher total other revenue, partially offset by higher total noninterest expense and higher provision expense. The increase for the six months ended June 30, 2026, was primarily driven by higher total other revenue, higher net financing revenue and other interest income and lower total noninterest expense, partially offset by higher provision expense.
Net financing revenue and other interest income increased $168 million and $279 million for the three months and six months ended June 30, 2026, respectively, compared to the three months and six months ended June 30, 2025. The increases were primarily driven by higher total financing revenue and other interest income as a result of higher average earning assets. Additionally, the increases were driven by lower total interest expense in response to lower benchmark interest rates, which decreased our cost of funds associated with our deposit liabilities. The increase for the six months ended June 30, 2026, was partially offset by the sale of Ally Credit Card, which closed on April 1, 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance premiums and service revenue earned was $368 million and $728 million for the three months and six months ended June 30, 2026, respectively, compared to $359 million and $723 million for the three months and six months ended June 30, 2025. The increases for the three months and six months ended June 30, 2026, were primarily due to higher GAP, other ancillary F&I products and P&C volume. The increases were partially offset by lower VSC volume.
Other gain on investments, net, was $76 million and $55 million for the three months and six months ended June 30, 2026, respectively, compared to a gain of $61 million and a loss of $438 million for the three months and six months ended June 30, 2025. The increase for the three months ended June 30, 2026, was primarily due to favorable performance from equity securities. The increase for the six months ended June 30, 2026, was primarily attributable to a balance sheet repositioning of a portion of our available-for-sale securities during the six months ended June 30, 2025.
Other income, net of losses increased $16 million for the three months ended June 30, 2026, and decreased $4 million for the six months ended June 30, 2026, compared to the three months and six months ended June 30, 2025. The increase for the three months ended June 30, 2026, was primarily driven by increased service fee income. The decrease for the six months ended June 30, 2026, was primarily driven by lower late charges and other administrative fees as a result of the sale of Ally Credit Card and unfavorable performance from equity-method investments. The decrease was partially offset by increased service fee income.
The provision for credit losses increased $46 million and $322 million for the three months and six months ended June 30, 2026, respectively, compared to the three months and six months ended June 30, 2025. The increase in provision for credit losses for the three months ended June 30, 2026, was primarily driven by portfolio growth within our consumer automotive portfolio, partially offset by lower net charge-offs within our consumer automotive portfolio. The increase in provision for credit losses for the six months ended June 30, 2026, was primarily driven by a provision benefit within our consumer other portfolio associated with the sale of Ally Credit Card that occurred during the six months ended June 30, 2025. The increase in provision for credit losses for the six months ended June 30, 2026, was partially offset by lower net charge-offs within our consumer other portfolio as a result of the sale of Ally Credit Card and lower net charge-offs within our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense increased $57 million for the three months ended June 30, 2026, and decreased $342 million for the six months ended June 30, 2026, compared to the three months and six months ended June 30, 2025. The increase for the three months ended June 30, 2026, was primarily driven by higher compensation and benefits and higher operating expenses. The decrease for the six months ended June 30, 2026, was primarily driven by the impairment of goodwill associated with the sale of Ally Credit Card during the six months ended June 30, 2025.
We recognized total income tax expense from continuing operations of $127 million and $208 million for the three months and six months ended June 30, 2026, respectively, compared to income tax expense of $84 million and $25 million for the same periods in 2025. The increase in income tax expense for the three months ended June 30, 2026, was primarily attributable to the tax effects of an increase in pretax earnings, and an income tax benefit from the revaluation of our deferred tax assets and liabilities of a California tax law enacted during the second quarter of 2025. The increase for the six months ended June 30, 2026, was primarily attributable to the tax effects of an increase in pretax earnings, as well as the tax effects of a loss on investments recognized as a result of our balance sheet repositioning of a portion of our available-for-sale securities during the six months ended June 30, 2025.

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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2026	2025	Favorable/(unfavorable) % change	2026	2025	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$2,013	$1,918	5	$3,973	$3,796	5
Commercial	354	329	8	686	670	2
Loans held-for-sale	6	4	50	9	5	80
Operating leases	390	352	11	782	703	11
Total financing revenue and other interest income	2,763	2,603	6	5,450	5,174	5
Interest expense	1,178	1,093	(8)	2,306	2,158	(7)
Net depreciation expense on operating lease assets (a)	269	216	(25)	537	456	(18)
Net financing revenue and other interest income	1,316	1,294	2	2,607	2,560	2
Other revenue
Loss on automotive loans, net	(8)	(2)	n/m	(11)	(2)	n/m
Other income, net of losses	112	99	13	220	196	12
Total other revenue	104	97	7	209	194	8
Total net revenue	1,420	1,391	2	2,816	2,754	2
Provision for credit losses	442	387	(14)	910	821	(11)
Noninterest expense
Compensation and benefits expense	177	166	(7)	368	349	(5)
Other operating expenses	391	366	(7)	792	737	(7)
Total noninterest expense	568	532	(7)	1,160	1,086	(7)
Income from continuing operations before income tax expense	$410	$472	(13)	$746	$847	(12)
Total assets	$121,539	$111,709	9	$121,539	$111,709	9
n/m = not meaningful
(a)Includes net remarketing losses of $2 million and $12 million for the three months and six months ended June 30, 2026, respectively, compared to net remarketing losses of $19 million for the six months ended June 30, 2025.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $410 million and $746 million for the three months and six months ended June 30, 2026, respectively, compared to $472 million and $847 million for the three months and six months ended June 30, 2025. The decreases for the three months and six months ended June 30, 2026, were primarily due to higher interest expense, higher provision for credit losses, and higher total noninterest expense, which were partially offset by higher total financing revenue and other interest income.
Consumer automotive loan financing revenue and other interest income increased $95 million and $177 million for the three months and six months ended June 30, 2026, respectively, compared to the three months and six months ended June 30, 2025. The increases were primarily driven by higher average consumer assets resulting from origination growth, as well as higher portfolio yields, reflecting the replacement of maturing lower-yielding assets with higher-yielding originations following pricing actions designed to maximize risk-adjusted returns across credit tiers.
Commercial loan financing revenue and other interest income increased $25 million and $16 million for the three months and six months ended June 30, 2026, respectively, compared to the three months and six months ended June 30, 2025. The increases were primarily due to higher average outstanding commercial balances.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Interest expense increased $85 million and $148 million for the three months and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases for the three months and six months ended June 30, 2026, were primarily driven by higher asset balances and higher funding costs, as our consumer portfolios continued to shift towards the loans and leases originated in a higher interest rate environment.
Total net operating lease revenue decreased $15 million and $2 million for the three months and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The decreases in net operating lease revenue were driven by higher depreciation expense which was partially offset by an increase in operating lease income, as compared to the same periods in 2025. Depreciation expense increased by $53 million and $81 million for the three months and six months ended June 30, 2026, respectively. We recognized net remarketing losses of $2 million and $12 million for the three months and six months ended June 30, 2026, respectively, compared to net remarketing losses of $19 million for the six months ended June 30, 2025. The decrease in remarketing losses for the six months ended June 30, 2026, was primarily driven by lower termination volume and slightly improved remarketing performance. In the near term, our ability to optimize remarketing gains may be limited due to used vehicle market pressures on certain plug-in hybrid vehicles following the elimination of federal electric-vehicle tax credits for both new and used vehicles, vehicle recalls, and increased OEM marketing incentives on new vehicles. In future periods, the volatility of remarketing gains and losses may decline as a result of the shift in our operating lease portfolio towards contracts with residual value guarantees. Additionally, as we have diversified the mix of OEMs within our operating lease portfolio, we may also see less volatility associated with those contracts without residual value guarantees. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses increased $55 million and $89 million for the three months and six months ended June 30, 2026, respectively, compared to the three months and six months ended June 30, 2025. The increases were primarily driven by portfolio growth within our consumer automotive portfolio, partially offset by lower net-charge-offs. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $36 million and $74 million for the three months and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily due to higher direct and allocated expenses related to the growth of the business.
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$87,524	9.22%	$83,861	9.17%	$86,693	9.24%	$83,801	9.14%
Commercial
Wholesale floorplan (d)	16,834	5.63	14,570	6.63	16,154	5.73	14,945	6.65
Other commercial automotive (e)	7,886	6.02	6,293	5.64	7,674	5.98	6,316	5.65
Investment in operating leases, net (f)	8,689	5.61	7,919	6.88	8,747	5.67	7,937	6.29
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
(c)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 9.25% and 9.27% for the three months and six months ended June 30, 2026, respectively, and 9.26% and 9.23% for the three months and six months ended June 30, 2025.
(d)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 5.55% and 5.62% for the three months and six months ended June 30, 2026, respectively, and 6.41% and 6.45% for the three months and six months ended June 30, 2025.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer and other fleet financing.
(f)Yield includes net losses on the sale of off-lease vehicles of $2 million and $12 million for the three months and six months ended June 30, 2026, respectively, and net losses of $19 million for the six months ended June 30, 2025. Excluding these losses and gains on sale, the yield was 5.69% and 5.94% for the three months and six months ended June 30, 2026, respectively, compared to 6.86% and 6.76% for the three months and six months ended June 30, 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
During the three months and six months ended June 30, 2026, our portfolio yield for consumer automotive loans excluding the impact of hedging activities, increased 5 and 10 basis points, respectively, as compared to the same periods in 2025. The increases for the three months and six months ended June 30, 2026, were primarily driven by a shift in portfolio mix as higher yielding originations replace the maturity of lower yielding assets resulting from pricing actions due to our deliberate focus on maximizing risk-adjusted returns across our credit tiers. We utilize hedging strategies in order to mitigate interest rate risks, the effects of derivative financial instruments designated as hedges are included within Corporate and Other. Refer to Note 18 to the Condensed Consolidated Financial Statements for further discussion.
During the three months and six months ended June 30, 2026, our portfolio yield for commercial wholesale floorplan loans, excluding the impact of hedging activities decreased 100 and 92 basis points, respectively, as compared to the same periods in 2025. The decreases were primarily due to lower benchmark interest rates, as our commercial automotive loans are generally variable-rate.
Our portfolio yield for investment in operating leases, net, including gains and losses on the sale of off-lease vehicles, decreased 127 and 62 basis points to 5.61% and 5.67% for the three months and six months ended June 30, 2026, respectively, as compared to 6.88% and 6.29% for the three months and six months ended June 30, 2025. The decreases were primarily due to higher depreciation expense. In the near term, our ability to optimize remarketing gains may be limited due to used vehicle market pressures on certain plug-in hybrid vehicles following the elimination of federal electric-vehicle tax credits for both new and used vehicles, vehicle recalls, and increased OEM marketing incentives on new vehicles. In future periods, the volatility of remarketing gains and losses may decline as a result of the shift in our operating lease portfolio towards contracts with residual value guarantees. Additionally, as we have diversified the mix of OEMs within our operating lease portfolio, we may also see less volatility associated with those contracts without residual value guarantees. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
The following table presents retail loan originations and purchases by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended June 30, 2026
S	$3.3	40	761	$2.6	62	775
A	3.4	41	686	1.4	33	685
B	1.1	13	635	0.2	5	642
C	0.3	4	594	—	—	620
D	0.1	1	556	—	—	571
E	0.1	1	538	—	—	556
Total retail loan originations	$8.3	100	702	$4.2	100	735
Three months ended June 30, 2025
S	$2.4	36	762	$1.7	55	772
A	2.9	43	690	1.1	36	686
B	1.0	15	645	0.2	6	649
C	0.2	3	608	0.1	3	609
D	0.2	3	573	—	—	561
Total retail loan originations	$6.7	100	703	$3.1	100	726
Six months ended June 30, 2026
S	$5.9	37	761	$4.4	59	774
A	6.5	41	686	2.5	34	686
B	2.4	15	636	0.5	7	644
C	0.7	5	593	—	—	616
D	0.2	1	552	—	—	577
E	0.1	1	534	—	—	559
Total retail loan originations	$15.8	100	699	$7.4	100	731
Six months ended June 30, 2025
S	$4.9	37	763	$3.3	55	772
A	5.6	43	690	2.2	37	686
B	1.9	14	645	0.4	7	649
C	0.5	4	608	0.1	1	609
D	0.2	2	573	—	—	565
Total retail loan originations	$13.1	100	706	$6.0	100	727
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; payment-to-income ratio; and debt-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total retail loan originations and purchases, in dollars, by the loan term in months.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
0–71	17%	16%	17%	16%
72–75	59	61	60	61
76 +	24	23	23	23
Total retail loan originations	100%	100%	100%	100%
Retail loan originations with a term of 76 months or more represented 24% and 23% of total retail loan originations for the three months and six months ended June 30, 2026, respectively, compared to 23% for both the three months and six months ended June 30, 2025. Substantially all the loans originated with a term of 76 months or more during both the three months and six months ended June 30, 2026, and 2025, were considered to be prime and in credit tiers S, A, or B. Our underwriting processes are designed to consider various deal structure variables—such as payment-to-income, LTV, debt-to-income, and FICO® score—that compensate for longer loan terms and mitigate layered risk.
During the three months ended June 30, 2026, approximately 82% of our used retail loan originations were for vehicles with a model year of 2020 or newer. According to the Bureau of Transportation Statistics, the average age of light vehicles in operation in the United States during 2025 was approximately 13 years. Substantially all used retail loan originations with a term of 76 months or more during the three months ended June 30, 2026, were for vehicles with a model year of 2020 or newer.
The following table presents the percentage of total outstanding retail loans by origination year.

June 30,	2026	2025
Pre-2022	5%	12%
2022	8	15
2023	12	21
2024	19	30
2025	31	22
2026	25	—
Total retail	100%	100%
The following tables present the total retail loan and operating lease origination and purchase dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2026	2025	2026	2025
Used retail	$8,292	$6,714	63	61
New retail	4,229	3,155	32	29
Lease	738	1,129	5	10
Total consumer automotive financing originations (a)	$13,259	$10,998	100	100
(a)Includes CSG originations of $1.2 billion and $915 million for the three months ended June 30, 2026, and 2025, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2026	2025	2026	2025
Used retail	$15,841	$13,105	64	62
New retail	7,447	6,040	30	29
Lease	1,458	2,006	6	9
Total consumer automotive financing originations (a)	$24,746	$21,151	100	100
(a)Includes CSG originations of $2.4 billion and $1.8 billion for the six months ended June 30, 2026, and 2025, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Three months ended June 30, ($ in millions)	2026	2025	2026	2025
GM dealers	$2,923	$2,405	22	22
Stellantis dealers	1,551	1,355	12	12
Other dealers and automotive retailers
OEM-franchised dealers (a)	4,999	4,492	38	41
Non-OEM-franchised dealers and automotive retailers	3,786	2,746	28	25
Total other dealers and automotive retailers	8,785	7,238	66	66
Total consumer automotive financing originations	$13,259	$10,998	100	100
(a)Includes automotive manufacturers with a direct-to-consumer model.

	Consumer automotive financing originations		% Share of Ally originations
Six months ended June 30, ($ in millions)	2026	2025	2026	2025
GM dealers	$5,674	$4,743	23	22
Stellantis dealers	2,997	2,750	12	13
Other dealers and automotive retailers
OEM-franchised dealers (a)	9,123	8,690	37	41
Non-OEM-franchised dealers and automotive retailers	6,952	4,968	28	24
Total other dealers and automotive retailers	16,075	13,658	65	65
Total consumer automotive financing originations	$24,746	$21,151	100	100
(a)Includes automotive manufacturers with a direct-to-consumer model.
Total consumer automotive loan and operating lease originations increased $2.3 billion and $3.6 billion for the three months and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily driven by strategic partnerships, strong dealer engagement, and growth in application volume from our dealer network.
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

	Used retail		New retail		Lease
Three months ended June 30,	2026	2025	2026	2025	2026	2025
760 +	25%	24%	37%	31%	38%	51%
720–759	14	14	13	13	15	18
660–719	26	28	21	25	25	21
620–659	17	18	13	16	13	7
540–619	12	10	5	4	6	2
< 540	3	2	—	—	—	—
Unscored (a)	3	4	11	11	3	1
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Used retail		New retail		Lease
Six months ended June 30,	2026	2025	2026	2025	2026	2025
760 +	24%	25%	34%	31%	39%	52%
720–759	14	14	13	13	15	18
660–719	26	28	21	25	24	21
620–659	18	18	13	15	13	6
540–619	12	9	5	4	6	2
< 540	3	2	1	—	—	—
Unscored (a)	3	4	13	12	3	1
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 11% of total consumer loan and operating lease originations for both the three months and six months ended June 30, 2026, compared to 9% and 8% for the three months and six months ended June 30, 2025, respectively, reflecting our strategy to focus on maximizing risk-adjusted returns across our credit tiers. Consumer loans and operating leases with FICO® Scores of less than 540 represented 2% of total originations for each of the three months and six months ended June 30, 2026, respectively, as compared to 1% for each the three months and six months ended June 30, 2025. Nonprime applications are subject to more stringent underwriting criteria (for example, maximum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was $9.6 billion and $8.6 billion at June 30, 2026, and December 31, 2025, respectively, or approximately 10.7% and 10.1% of our total consumer automotive loans at June 30, 2026, and December 31, 2025, respectively. For discussion of our credit-risk-management practices and performance, refer to the section below titled Risk Management.
During the fourth quarter of 2025, we amended our agreement with Carvana, a leading e-commerce platform focused on buying and selling used vehicles. Specifically, we increased our committed facility by $2.0 billion to a maximum of $6.0 billion to support our continued efforts to optimize risk-adjusted returns. This commitment is effective for 364 days. As part of the agreement, we are committed to purchase finance receivables, related to both new and used vehicles, on a periodic basis within prescribed eligibility requirements and risk appetite, consistent with purchase practices in prior years. All the finance receivables purchased through this channel are included in non-OEM-franchised dealers and automotive retailers in our consumer origination metrics. While different vintages and credit tiers exhibit varying performance, collectively to date, finance receivables purchased from Carvana have generally exhibited consistent delinquency and loss performance compared to loans with similar credit characteristics acquired through our indirect dealer channel. Consumer finance receivables and loans sourced from Carvana represented 12.1% and 10.4% of our total consumer automotive finance receivables and loans as of June 30, 2026, and December 31, 2025, respectively. Loan purchases from Carvana were 16% and 15% of our total consumer automotive financing originations during the three months and six months ended June 30, 2026, respectively, as compared to 11% and 9% for the same periods in 2025.
For discussion of manufacturer marketing incentives, refer to the section titled Automotive Financing Volume—Manufacturer Marketing Incentives within the MD&A in our 2025 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Commercial Wholesale Financing Volume
The following table presents the percentage of average balance of our commercial wholesale floorplan finance receivables, in dollars, by product type and by channel.

	Average balance
	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Stellantis new vehicles	32%	30%	32%	29%
GM new vehicles	25	27	25	28
Other new vehicles	23	23	24	24
Used vehicles	20	20	19	19
Total	100%	100%	100%	100%
Total commercial wholesale finance receivables	$16,834	$14,570	$16,154	$14,945
Average commercial wholesale financing receivables outstanding increased $2.3 billion and $1.2 billion during the three months and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to an increase within the Stellantis dealer channel.
Carvana's commercial line of credit totals $1.5 billion, with a scheduled maturity in the second quarter of 2027. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. This includes the line of credit being fully collateralized to mitigate counterparty credit risk in the event of a default. At June 30, 2026, Carvana’s gross wholesale floorplan assets outstanding balance was $126 million.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balance of other commercial automotive loans increased $1.6 billion and $1.4 billion for the three months and six months ended June 30, 2026, respectively, compared to the same periods in 2025, to an average $7.9 billion and $7.7 billion for the three months and six months ended June 30, 2026.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2026	2025	Favorable/(unfavorable) % change	2026	2025	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$368	$359	3	$728	$723	1
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	38	30	27	74	60	23
Other gain on investments, net (b)	76	59	29	55	55	—
Other income, net of losses	5	4	25	8	8	—
Total insurance premiums and other income	487	452	8	865	846	2
Expense
Insurance losses and loss adjustment expenses	208	203	(2)	329	364	10
Acquisition and underwriting expense
Compensation and benefits expense	30	26	(15)	62	56	(11)
Insurance commissions expense	150	155	3	302	316	4
Other expenses	46	40	(15)	91	80	(14)
Total acquisition and underwriting expense	226	221	(2)	455	452	(1)
Total expense	434	424	(2)	784	816	4
Income from continuing operations before income tax expense	$53	$28	89	$81	$30	170
Total assets	$10,031	$9,705	3	$10,031	$9,705	3
Insurance premiums and service revenue written	$382	$349	9	$771	$734	5
Combined ratio (c)	116.6%	117.1%		106.4%	111.8%
(a)Includes interest expense of $13 million and $26 million for the three months and six months ended June 30, 2026, respectively, and $15 million and $29 million for the three months and six months ended June 30, 2025.
(b)Includes net unrealized gains on equity securities of $29 million and net unrealized losses of $30 million for the three months and six months ended June 30, 2026, respectively, and net unrealized gains of $30 million and $15 million for the three months and six months ended June 30, 2025.
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
Our Insurance operations earned income from continuing operations before income tax expense of $53 million and $81 million for the three months and six months ended June 30, 2026, respectively, compared to $28 million and $30 million for the three months and six months ended June 30, 2025. The increases for the three months ended June 30, 2026, was primarily driven by higher other gain on investments, net. The increase for the six months ended June 30, 2026, was primarily driven by lower insurance losses and loss adjustment expenses and higher interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net.
Insurance premiums and service revenue earned was $368 million and $728 million for the three months and six months ended June 30, 2026, respectively, compared to $359 million and $723 million for the three months and six months ended June 30, 2025. The increases for the three months and six months ended June 30, 2026, were primarily due to higher GAP, other ancillary F&I products and P&C volume. The increases were partially offset by lower VSC volume.
Other gain on investments, net was $76 million and $55 million for the three months and six months ended June 30, 2026, respectively, compared to $59 million and $55 million for the three months and six months ended June 30, 2025. This included realized gains of $47 million and $85 million during the three months and six months ended June 30, 2026, respectively, compared to $29 million and $40 million for the three months and six months ended June 30, 2025. The increase for the three months ended June 30, 2026, was driven by higher realized gains on equity securities.
Insurance losses and loss adjustment expenses totaled $208 million and $329 million for the three months and six months ended June 30, 2026, respectively, compared to $203 million and $364 million for the three months and six months ended June 30, 2025. The increase for the three months ended June 30, 2026, was primarily due to higher weather-related losses. The decrease for the six months ended June 30, 2026,

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
was primarily due to lower weather-related losses. Weather-related loss and loss adjustment expenses from our vehicle inventory insurance business were $99 million and $115 million during the three months and six months ended June 30, 2026, respectively, compared to $91 million and $149 million during the three months and six months ended June 30, 2025. We utilized our excess of loss reinsurance and ceded weather-related losses on our vehicle inventory insurance business during the first quarter of 2025, as losses exceeded the retention limit, helping to partially mitigate the impact of weather-related losses, primarily due to severe hailstorms. In April 2026, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related losses, under which retention limits vary for each quarter.
Our combined ratio was 116.6% and 106.4% for the three months and six months ended June 30, 2026, respectively, compared to 117.1% and 111.8% for the three months and six months ended June 30, 2025. The decrease for the three months ended June 30, 2026, was primarily driven by higher P&C earned premiums. The decrease for the six months ended June 30, 2026, was primarily driven by lower weather-related losses, as well as higher F&I earned premiums.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Finance and insurance products
Vehicle service contracts	$170	$179	$328	$345
Guaranteed asset protection and other finance and insurance products (a)	105	84	199	157
Total finance and insurance products	275	263	527	502
Property and casualty insurance (b)	110	81	240	215
Other premium and service revenue written (c)	(3)	5	4	17
Total	$382	$349	$771	$734
(a)Other financial and insurance products include VMCs, ClearGuard, and other ancillary products.
(b)P&C insurance includes vehicle inventory insurance and dealer ancillary products including property and liability coverage earned on a straight-line basis.
(c)Primarily includes non-automotive assumed reinsurance and revenue associated with performing services as an underwriting carrier. Written premiums were impacted by the return of previously written business to the primary carrier, resulting in a temporary reduction in reported premiums for the three months and six months ended June 30, 2026.
Insurance premiums and service revenue written was $382 million and $771 million for the three months and six months ended June 30, 2026, respectively, compared to $349 million and $734 million the three months and six months ended June 30, 2025. The increases for the three months and six months ended June 30, 2026, were primarily due to growth in our P&C, GAP and other ancillary F&I products. The increases were partially offset by lower VSC volume.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents
Noninterest-bearing cash	$27	$120
Interest-bearing cash	558	508
Total cash and cash equivalents	585	628
Equity securities	833	875
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	612	597
U.S. States and political subdivisions	264	314
Foreign government	192	188
Agency mortgage-backed residential	1,263	1,129
Mortgage-backed residential	188	198
Corporate debt	1,952	1,912
Total available-for-sale securities (amortized cost basis of $4,771 and $4,609)	4,471	4,338
Total cash, cash equivalents, and securities	$5,889	$5,841
In addition to these cash and investment securities, the Insurance segment has interest-bearing intercompany arrangements with Corporate and Other, callable on demand. The intercompany loan balance due to Insurance was $814 million and $807 million at June 30, 2026, and December 31, 2025, respectively, and related interest income of $5 million and $11 million was recognized for the three months and six months ended June 30, 2026, respectively, compared to $4 million and $9 million for the three months and six months ended June 30, 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2026	2025	Favorable/(unfavorable) % change	2026	2025	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$249	$232	7	$491	$450	9
Interest on loans held-for-sale	3	1	n/m	4	4	—
Interest expense	136	125	(9)	266	242	(10)
Net financing revenue and other interest income	116	108	7	229	212	8
Total other revenue	29	19	53	64	48	33
Total net revenue	145	127	14	293	260	13
Provision for credit losses	(12)	(2)	n/m	(4)	12	133
Noninterest expense
Compensation and benefits expense	20	19	(5)	46	44	(5)
Other operating expenses	15	14	(7)	35	32	(9)
Total noninterest expense	35	33	(6)	81	76	(7)
Income from continuing operations before income tax expense	$122	$96	27	$216	$172	26
Total assets	$13,893	$11,040	26	$13,893	$11,040	26
n/m = not meaningful
Our Corporate Finance operations earned income from continuing operations before income tax expense of $122 million and $216 million for the three months and six months ended June 30, 2026, respectively, compared to $96 million and $172 million for the three months and six months ended June 30, 2025. The increases for the three months and six months ended June 30, 2026, were primarily due to higher net financing revenue and other interest income, higher total other revenue, and lower provision for credit losses.
Net financing revenue and other interest income was $116 million and $229 million for the three months and six months ended June 30, 2026, respectively, compared to $108 million and $212 million for the three months and six months ended June 30, 2025. The increases for the three months and six months ended June 30, 2026, were primarily due to higher interest and fees on finance receivables and loans, driven by portfolio growth, partially offset by higher interest expense.
Other revenue increased $10 million and $16 million for the three months and six months ended June 30, 2026, respectively, compared to the three months and six months ended June 30, 2025. The increases were primarily driven by higher gains on nonmarketable equity investments and higher syndication income.
The provision for credit losses decreased $10 million and $16 million for the three months and six months ended June 30, 2026, respectively, compared to the three months and six months ended June 30, 2025. The decreases were primarily driven by lower specific reserves, including the favorable resolution of one exposure in our legacy health care cash flow vertical during the three months and six months ended June 30, 2026. This resolution resulted in a partial charge-off and release of the remaining related specific reserve, reducing provision expense. The decrease for the six months ended June 30, 2026, was also driven by lower reserve build related to slower asset growth. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $2 million and $5 million for the three months and six months ended June 30, 2026, respectively, compared to the three months and six months ended June 30, 2025. The increases were primarily due to higher direct and allocated expenses related to the growth of the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Credit Portfolio
The following table presents loans held-for-sale, the amortized cost basis of finance receivables and loans outstanding, unfunded lending commitments, and total serviced loans of our Corporate Finance operations. As of June 30, 2026, 65% of both our loans and our lending commitments were asset based, with all in a first-lien position. Additionally, total criticized exposures were 9.7% of total Corporate Finance finance receivables and loans at both June 30, 2026, and December 31, 2025.

($ in millions)	June 30, 2026	December 31, 2025
Loans held-for-sale, net	$169	$87
Finance receivables and loans (a)	$13,687	$12,930
Unfunded lending commitments (b)	$9,302	$8,526
Total serviced loans	$15,282	$15,127
(a)Includes $10.9 billion and $10.2 billion of commercial and industrial loans at June 30, 2026, and December 31, 2025, respectively, and $2.8 billion and $2.7 billion of commercial real estate loans at June 30, 2026, and December 31, 2025, respectively. Our commercial real estate loans are primarily focused on lending to skilled nursing facilities, senior housing, and medical office buildings.
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

	June 30, 2026	December 31, 2025
Industry
Financial services (a)	44.1%	43.0%
Health services	19.0	20.7
Services	12.4	13.2
Chemicals and metals	7.0	7.1
Machinery, equipment, and electronics	4.7	5.5
Automotive and transportation	4.7	4.6
Wholesale	2.6	2.7
Paper, printing, and publishing	1.8	0.2
Construction	1.3	1.2
Electric, gas, and sanitary services	0.8	0.3
Other	1.6	1.5
Total finance receivables and loans	100.0%	100.0%
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

	Three months ended June 30,			Six months ended June 30,
($ in millions)	2026	2025	Favorable/(unfavorable) % change	2026	2025	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$120	$141	(15)	$238	$408	(42)
Interest on loans held-for-sale	3	1	n/m	8	2	n/m
Interest and dividends on investment securities and other earning assets (b)	201	212	(5)	397	408	(3)
Interest on cash and cash equivalents	75	90	(17)	151	183	(17)
Total financing revenue and other interest income	399	444	(10)	794	1,001	(21)
Interest expense
Original issue discount amortization (c)	21	18	(17)	40	36	(11)
Other interest expense (d)	164	342	52	391	803	51
Total interest expense	185	360	49	431	839	49
Net financing revenue and other interest income	214	84	155	363	162	124
Other revenue
Gain (loss) on mortgage and automotive loans, net	2	(2)	n/m	2	(1)	n/m
Loss on extinguishment of debt	(2)	—	n/m	(2)	—	n/m
Other gain (loss) on investments, net	—	2	(100)	—	(493)	100
Other income, net of losses	20	28	(29)	51	95	(46)
Total other revenue	20	28	(29)	51	(399)	113
Total net revenue	234	112	109	414	(237)	n/m
Provision for credit losses	—	(1)	(100)	(9)	(258)	(97)
Total noninterest expense (e)	282	273	(3)	529	918	42
Loss from continuing operations before income tax benefit	$(48)	$(160)	70	$(106)	$(897)	88
Total assets	$54,309	$57,019	(5)	$54,309	$57,019	(5)
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
(e)Includes reductions of $229 million and $474 million for the three months and six months ended June 30, 2026, respectively, and $211 million and $428 million for the three months and six months ended June 30, 2025, related to the allocation of COH expenses to other segments. The receiving segments record their allocation of COH expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes total assets for Corporate and Other.

($ in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents and securities	$30,323	$32,408
Other investments	3,626	3,605
Mortgage finance receivables and loans, net	14,950	15,560
Other (a)	5,410	5,756
Total assets	$54,309	$57,329
(a)Primarily includes net deferred tax assets and net property and equipment. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information.
The following table presents the scheduled remaining amortization of the original issue discount at June 30, 2026.

Year ended December 31, ($ in millions)	2026	2027	2028	2029	2030	2031 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$606	$512	$405	$282	$139	$—
Total amortization (b)	43	94	107	123	143	139	$649
(a)The maximum annual scheduled amortization for any individual year is $143 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive Income.
Corporate and Other incurred a loss from continuing operations before income tax benefit of $48 million and $106 million for the three months and six months ended June 30, 2026, respectively, compared to $160 million and $897 million for the three months and six months ended June 30, 2025. The decrease in loss for the three months ended June 30, 2026, was primarily driven by lower total interest expense, partially offset by lower total financing revenue and other interest income. The decrease in loss for the six months ended June 30, 2026, was primarily driven by higher total other revenue, lower interest expense, and lower noninterest expense, partially offset by higher provision for credit losses, and higher total financing revenue.
Total financing revenue and other interest income was $399 million and $794 million for the three months and six months ended June 30, 2026, respectively, compared to $444 million and $1.0 billion for the three months and six months ended June 30, 2025. The decreases for the three months and six months ended June 30, 2026, were driven by lower income from our hedging activities, and the continued run-off of our consumer mortgage portfolio. Additionally, the decrease for the six months ended June 30, 2026, was primarily driven by lower average assets due to the sale of Ally Credit Card on April 1, 2025.
Total interest expense decreased $175 million and $408 million for the three months and six months ended June 30, 2026, respectively, compared to the three months and six months ended June 30, 2025. Interest expense in our Corporate and Other segment includes our external borrowing costs less the amount charged to our operating segments, which is based on our FTP methodology. The decrease in interest expense for the three months ended June 30, 2026, was primarily driven by a lower interest rate environment. The decrease in interest expense for the six months ended June 30, 2026, was primarily driven by the sale of Ally Credit Card, as well as a lower interest rate environment.
Total other revenue decreased $8 million and increased $450 million for the three months and six months ended June 30, 2026, respectively, compared to the three months and six months ended June 30, 2025. The decrease for the three months ended June 30, 2026, was primarily driven by unfavorable performance from equity-method investments and lower realized gains from investment securities. The increase for the six months ended June 30, 2026, was primarily driven by a balance sheet repositioning of a portion of our available-for-sale securities during the first quarter of 2025.
The provision for credit losses increased $1 million and $249 million for the three months and six months ended June 30, 2026, respectively, compared to the three months and six months ended June 30, 2025. The increase for the six months ended June 30, 2026, was primarily driven by a provision benefit within our consumer other portfolio associated with the sale of Ally Credit Card that occurred during the six months ended June 30, 2025. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $9 million and decreased $389 million for the three months and six months ended June 30, 2026, respectively, compared to the three months and six months ended June 30, 2025. The increase for the three months ended June 30, 2026, was primarily driven by higher compensation and benefits. The decrease for the six months ended June 30, 2026, was primarily driven by the impairment of goodwill associated with the sale of Ally Credit Card to that occurred during the six months ended June 30, 2025, and lower other operating expenses due to the sale of Ally Credit Card. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information on the impairment of goodwill.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents
Noninterest-bearing cash	$312	$285
Interest-bearing cash	6,943	9,117
Total cash and cash equivalents	7,255	9,402
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,903	1,682
U.S. States and political subdivisions	215	237
Agency mortgage-backed residential	11,526	11,772
Agency mortgage-backed commercial	5,137	4,932
Asset-backed	1	12
Total available-for-sale securities (amortized cost basis of $21,451 and $21,216)	18,782	18,635
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,205	1,154
Mortgage-backed residential	3,058	3,246
Asset-backed retained notes	36	51
Total held-to-maturity securities (amortized cost basis of $4,286 and $4,371)	4,299	4,451
Total cash, cash equivalents, and securities	$30,336	$32,488
Other Investments
The following table summarizes other investments at carrying value for Corporate and Other. Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for further information on these investments.

($ in millions)	June 30, 2026	December 31, 2025
Other assets
Proportional amortization investments (a)	$2,054	$2,094
Nonmarketable equity investments	888	854
Equity-method investments (b)	684	657
Total other investments	$3,626	$3,605
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments.
(b)Primarily comprises 89 and 82 investments made in connection with our CRA program at June 30, 2026, and December 31, 2025, respectively. The carrying value of these investments was $673 million and $647 million at June 30, 2026, and December 31, 2025, respectively.
Nonmarketable equity investments and equity-method investments include strategic investments made through Ally Ventures. Ally Ventures identifies, invests in, and builds relationships with key startups. At June 30, 2026, the carrying value of investments made through Ally Ventures was $34 million, comprising 16 investments, as compared to $38 million, comprising 18 investments at December 31, 2025. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information.

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

	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Trading days (a)	62.0	61.0	63.0	63.5	62.0
Average customer trades per day, (in thousands)	27.5	26.6	26.3	26.6	26.6
Funded accounts (b) (in thousands)	542	536	534	534	532
Total net customer assets (b) ($ in millions)	$22,997	$20,123	$21,056	$21,049	$19,257
Total customer cash balances (b) ($ in millions)	$1,506	$1,463	$1,509	$1,508	$1,476
(a)Represents the number of days the NYSE and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across the brokerage, robo and advisory portfolios.
During the three months ended June 30, 2026, total funded accounts increased 1% from the prior quarter and increased 2% from the second quarter of 2025. Average customer trades per day increased 3% from both the prior quarter and the second quarter of 2025, driven by evolving market conditions and customer engagement. Additionally, net customer assets increased 14% from the prior quarter and increased 19% from the second quarter of 2025, as a result of changes in equity market valuations.
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

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium (discount) ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
June 30, 2026
Fixed-rate	$14,971	100	3.13%	$(11)	45.16%	782
Total	$14,971	100	3.13	$(11)	45.16	782
December 31, 2025
Fixed-rate	$15,583	100	3.14%	$(11)	46.31%	782
Total	$15,583	100	3.14	$(11)	46.31	782
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
Our risk-management framework is overseen by the RC. The RC sets the risk appetite across our company. Risk-oriented management committees, the executive leadership team, and our associates identify and monitor current and emerging risks and manage those risks within our risk appetite. Our primary types of risks include credit risk, insurance/underwriting risk, liquidity risk, market risk, business/strategic risk, reputation risk, model risk, operational risk, information technology/cybersecurity/data risk, compliance risk, and conduct risk.
Our operational and information technology/cybersecurity/data risks continue to evolve as technological innovation accelerates. For example, frontier and other emerging AI models are rapidly changing the risk landscape across the financial services industry, which is increasing the speed, scale, and complexity of cyber threats. As these technologies advance, organizations (including us), may be required to identify, assess, and respond to emerging risks more quickly, which may require prioritizing security over other business activities. The broad availability of increasingly capable open-source AI models and other emerging technologies increases the ability of threat actors to develop, scale, and automate cyberattacks and other malicious activities. We actively monitor advances in frontier and other emerging AI and evaluate how evolving AI capabilities may be incorporated into our risk management framework. Remaining vigilant with respect to these developments is an important component of maintaining an effective approach in managing cyber threats, and failure to do so could diminish our ability to identify and respond to cyber threats in a timely manner.
For more information on our risk management process, refer to the Risk Management MD&A section of our 2025 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities based on our reportable operating segments.

($ in millions)	June 30, 2026	December 31, 2025
Finance receivables and loans
Automotive Finance (a)	$114,746	$108,711
Insurance (b)	1	8
Corporate Finance	13,687	12,930
Corporate and Other (c)	15,239	15,805
Total finance receivables and loans	143,673	137,454
Loans held-for-sale
Automotive Finance	33	12
Corporate Finance	169	87
Corporate and Other	204	450
Total loans held-for-sale	406	549
Total on-balance-sheet loans	144,079	138,003
Off-balance-sheet securitized loans
Automotive Finance	727	1,002
Whole-loan sales
Automotive Finance	3,377	2,190
Total off-balance-sheet loans (d)	4,104	3,192
Operating lease assets
Automotive Finance	8,585	8,772
Total operating lease assets	8,585	8,772
Total loan and operating lease exposure	$156,768	$149,967
(a)Includes a liability of $33 million and an asset of $7 million associated with fair value hedging adjustments at June 30, 2026, and December 31, 2025, respectively. Refer to Note 18 to the Condensed Consolidated Financial Statements for additional information.
(b)Represents insurance advance agreements with dealers that we administer through a noninsurance entity. These advances are included within our automotive commercial and industrial portfolio class.
(c)Primarily includes our consumer mortgage portfolio at both June 30, 2026, and December 31, 2025.
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
Additionally, we utilize various collection strategies to mitigate loss and provide ongoing support to customers in financial distress. We have enhanced our collection strategies to include customized messaging, digital communication, and proactive monitoring of vendor performance. We may offer several types of assistance to aid our customers based on their willingness and ability to repay their loan. As part of certain programs, we offer loan modifications to qualified borrowers, including payment extensions, interest rate concessions, and principal forgiveness.
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning and stress testing. This group closely monitors macroeconomic trends, such as unemployment rate and sales of new light motor vehicles, given the nature of our business and the potential impact on us given our exposure to these trends. As of June 30, 2026, the unemployment rate decreased to 4.2%. Sales of new light motor vehicles rose to an average annual rate of 16.3 million during the second quarter of 2026. Sales of new light motor vehicles remained below the pre-pandemic annual pace of 17.0 million in 2019, which has limited incoming used vehicle supply and supported used vehicle values. Additionally, used vehicle values may be impacted by availability, the price of new vehicles, or changes in customer preferences. However, macroeconomic risks remain elevated as a result of impacts from tariffs, inflation, which includes the effects of elevated energy prices, consumer financial health, and geopolitical conflict and related uncertainty.
Consumer Credit Portfolio
During the three months and six months ended June 30, 2026, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, and prime and nonprime finance receivables and loans. Consumer mortgage originations ceased during the second quarter of 2025, which has and will continue to result in a gradual run-off of our consumer mortgage loan portfolio. Following the expected sale of the remaining mortgage loans that were transferred to held-for-sale in the fourth quarter of 2025, our consumer mortgage portfolio will be all first-lien fixed-rate mortgages. The carrying value of our nonprime held-for-investment consumer automotive loans before allowance for loan losses represented approximately 10.7% and 10.1% of our total consumer automotive loans at June 30, 2026, and December 31, 2025, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer finance receivables and loans recorded at amortized cost basis.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
($ in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Consumer automotive (b) (c)	$89,184	$85,568	$1,122	$1,155	$—	$—
Consumer mortgage	14,960	15,572	54	62	—	—
Total consumer finance receivables and loans	$104,144	$101,140	$1,176	$1,217	$—	$—
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
(c)Includes outstanding CSG loans of $9.2 billion and $9.0 billion at June 30, 2026, and December 31, 2025, respectively, and RV loans of $247 million and $282 million at June 30, 2026, and December 31, 2025, respectively.
Total consumer finance receivables and loans increased $3.0 billion to $104.1 billion at June 30, 2026, compared to December 31, 2025. The increase was primarily driven by an increase of $3.6 billion of consumer automotive finance receivables and loans, due to loan originations outpacing portfolio paydown. The increase in consumer finance receivables and loans was partially offset by a decrease of $612 million of our consumer mortgage finance receivables and loans, primarily due to portfolio runoff, as we ceased mortgage originations during the second quarter of 2025.
Total consumer nonperforming finance receivables and loans decreased $41 million to $1.2 billion at June 30, 2026, compared to December 31, 2025. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans was 1.1% and 1.2% at June 30, 2026, and December 31, 2025, respectively.
Consumer automotive loans 30 days or more past due decreased $210 million to $4.3 billion at June 30, 2026, compared to December 31, 2025. During the six months ended June 30, 2026, we observed a decline in delinquency trends within our consumer automotive portfolio, primarily driven by seasonality.
The following tables present consumer net charge-offs from finance receivables and loans at amortized cost basis and related ratios.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Three months ended June 30, ($ in millions)	2026	2025	2026	2025
Consumer automotive	$344	$366	1.6%	1.7%
Consumer mortgage	(1)	—	—	—
Total consumer finance receivables and loans	$343	$366	1.3	1.5
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Six months ended June 30, ($ in millions)	2026	2025	2026	2025
Consumer automotive	$768	$811	1.8%	1.9%
Consumer mortgage	(9)	(1)	(0.1)	—
Consumer other (b)	—	63	—	n/m
Total consumer finance receivables and loans	$759	$873	1.5	1.7
n/m = not meaningful
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
(b)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025.
Our net charge-offs from total consumer finance receivables and loans were $343 million and $759 million for the three months and six months ended June 30, 2026, respectively, compared to $366 million and $873 million for the three months and six months ended June 30, 2025. The decreases for the three months and six months ended June 30, 2026, were driven by lower net charge-offs within our consumer automotive portfolio, reflecting our pricing, underwriting, and collection strategies, and overall stability in used vehicle prices in recent years, and higher recoveries in our consumer mortgage portfolio due to sales of fully charged-off loans. The decrease for the six months ended June 30, 2026, was also driven by lower net charge-offs within our consumer other portfolio due to the sale of Ally Credit Card, which closed on April 1, 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Consumer automotive (a)	$13,580	$10,271	$24,856	$19,749
Consumer mortgage (b)	—	4	—	95
Total consumer loan originations	$13,580	$10,275	$24,856	$19,844
(a)Includes loans purchased under forward flow agreements with automotive retailers, as well as $1.1 billion and $1.6 billion of loans originated as held-for-sale for the three months and six months ended June 30, 2026, respectively, and $402 million and $604 million for the three months and six months ended June 30, 2025.
(b)Excludes bulk loan purchases and includes $4 million and $95 million of loans originated as held-for-sale for the three months and six months ended June 30, 2025, respectively. Consumer mortgage originations ceased during the second quarter of 2025.
Total consumer loan originations increased $3.3 billion and $5.0 billion for the three months and six months ended June 30, 2026, respectively, compared to the three months and six months ended June 30, 2025. The increases were primarily driven by strong dealer engagement and growth in application volume from our dealer network.
The following table shows the percentage of consumer finance receivables and loans by state concentration based on amortized cost basis.

	June 30, 2026 (a)		December 31, 2025
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
California	8.1%	40.8%	8.3%	40.5%
Texas	13.7	7.1	13.6	7.1
Florida	9.0	6.1	9.1	6.2
North Carolina	4.9	1.8	4.8	1.8
Pennsylvania	4.6	2.1	4.5	2.2
Georgia	4.2	2.8	4.1	2.9
New York	4.1	1.9	4.0	1.8
New Jersey	3.2	2.5	3.2	2.5
Illinois	3.0	2.8	3.0	2.8
Ohio	3.2	0.4	3.2	0.4
Other United States	42.0	31.7	42.2	31.8
Total consumer loans	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at June 30, 2026.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in California and Texas, which represented an aggregate of 25.5% and 25.8% of our total outstanding consumer finance receivables and loans at June 30, 2026, and December 31, 2025, respectively. Our consumer mortgage loan portfolio concentration within California is primarily composed of high-quality jumbo mortgage loans.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Commercial Credit Portfolio
For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at amortized cost basis.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
($ in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Commercial
Commercial and industrial
Automotive	$20,597	$18,339	$1	$15	$—	$—
Other (b)	11,039	10,309	47	124	—	—
Commercial real estate	7,893	7,666	2	10	—	—
Total commercial finance receivables and loans	$39,529	$36,314	$50	$149	$—	$—
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
Total commercial finance receivables and loans outstanding increased $3.2 billion to $39.5 billion at June 30, 2026, compared to December 31, 2025. The increase was primarily due to a $2.4 billion increase in our Automotive Finance operations and a $757 million increase in our Corporate Finance operations.
Total commercial nonperforming finance receivables and loans were $50 million at June 30, 2026, reflecting a decrease of $99 million compared to December 31, 2025. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans was 0.1% and 0.4% at June 30, 2026, and December 31, 2025, respectively.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost basis and related ratios.

	Three months ended June 30,				Six months ended June 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Commercial
Commercial and industrial
Other	$51	$—	1.8%	—%	$52	$—	1.0%	—%
Total commercial finance receivables and loans	$51	$—	0.5	—	$52	$—	0.3	—
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
We had net charge-offs from total commercial finance receivables and loans of $51 million and $52 million for the three months and six months ended June 30, 2026, respectively. The increases in net charge-offs for the three months and six months ended June 30, 2026, as compared to three months and six months ended June 30, 2025, were primarily driven by the charge-off of a specific exposure within our Corporate Finance operations.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $7.9 billion and $7.7 billion at June 30, 2026, and December 31, 2025, respectively, which represented 5.5% and 5.6% of total outstanding finance receivables and loans at June 30, 2026, and December 31, 2025, respectively. There were $5.0 billion and $4.8 billion of commercial real estate loans included in the Automotive Finance segment at June 30, 2026, and December 31, 2025, respectively, and $2.8 billion and $2.7 billion of commercial real estate loans included in the Corporate Finance segment at June 30, 2026, and December 31, 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost basis.

	June 30, 2026	December 31, 2025
Florida	23.1%	22.1%
Texas	10.4	12.1
New York	8.7	7.9
California	8.2	8.0
Ohio	5.4	5.4
North Carolina	3.4	3.6
Michigan	3.2	3.4
Georgia	3.0	3.0
Illinois	2.6	2.4
Missouri	2.2	2.2
Other United States	29.8	29.9
Total commercial real estate finance receivables and loans	100.0%	100.0%
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
Total criticized exposures increased $498 million from December 31, 2025, to $3.5 billion at June 30, 2026. The increase was primarily driven by an increase in Special Mention and Substandard loans within the commercial and industrial portfolio class of our Automotive Finance and Corporate Finance operations, respectively. Total criticized exposures were 8.8% and 8.2% of total commercial finance receivables and loans at June 30, 2026, and December 31, 2025, respectively, representing strong overall credit performance.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost basis.

	June 30, 2026	December 31, 2025
Industry
Automotive	66.4%	61.7%
Services	13.9	12.4
Electronics	11.7	11.2
Other	8.0	14.7
Total commercial criticized finance receivables and loans	100.0%	100.0%
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
Repossessed consumer automotive loan assets in our Automotive Finance operations were $198 million and $220 million at June 30, 2026, and December 31, 2025, respectively, and foreclosed consumer mortgage assets were $2 million and $1 million at June 30, 2026, and December 31, 2025, respectively. Repossessed commercial automotive loan assets in our Automotive Finance operations were $1 million at both June 30, 2026, and December 31, 2025.

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
Through June 30, 2026, forecasted economic variables incorporated into our quantitative allowance processes were updated to include the current macroeconomic environment and our future expectations reflecting slow GDP growth in the near term. This included (but was not limited to) the following: the unemployment rate peaking at approximately 4.5% in the third quarter of 2026, before reverting to the historical mean of approximately 5.7% by the second quarter of 2029, GDP growth increasing to 2.2% as measured on a quarter-over-quarter seasonally adjusted annualized rate basis in 2027, before reverting to the historical mean of approximately 2.1% by the second quarter of 2029, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis peaking at more than 16 million units in the third quarter of 2027, before reverting to the historical mean of 15 million units by the second quarter of 2029. Additionally, we maintain a qualitative allowance framework to account for ongoing risks and volatility in the macroeconomic environment, including the impacts from tariffs, inflation, which includes the effects of elevated energy prices, consumer financial health, and geopolitical conflict and related uncertainty, that could adversely impact frequency of loss and LGD. Our overall allowance for loan losses increased $36 million from the prior quarter to $3.6 billion at June 30, 2026, representing 2.5% of total finance receivables at both June 30, 2026, and December 31, 2025.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and six months ended June 30, 2026, and June 30, 2025, respectively.

Three months ended June 30, 2026 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at April 1, 2026	$3,250	$11	$3,261	$279	$3,540
Charge-offs (a)	(634)	—	(634)	(51)	(685)
Recoveries	290	1	291	—	291
Net charge-offs	(344)	1	(343)	(51)	(394)
Provision for credit losses
Provision due to change in portfolio size	96	—	96	3	99
Provision due to incremental charge-offs (b)	344	(1)	343	51	394
Provision due to all other factors (b)	(1)	—	(1)	(62)	(63)
Total provision for credit losses	439	(1)	438	(8)	430
Other	—	(1)	(1)	1	—
Allowance at June 30, 2026	$3,345	$10	$3,355	$221	$3,576
Net charge-offs to average finance receivables and loans outstanding for the three months ended June 30, 2026	1.6%	—%	1.3%	0.5%	1.1%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2026	2.4	(4.2)	2.4	1.1	2.3
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Within Commercial, figures include the impact of the charge-off and release of the specific reserve related to one exposure in our legacy health care cash flow vertical.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2026 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2026	$3,208	$12	$3,220	$270	$3,490
Charge-offs (a)	(1,305)	—	(1,305)	(52)	(1,357)
Recoveries	537	9	546	—	546
Net charge-offs	(768)	9	(759)	(52)	(811)
Provision for credit losses
Provision due to change in portfolio size	138	—	138	12	150
Provision due to incremental charge-offs (b)	768	(9)	759	52	811
Provision due to all other factors (b)	—	(1)	(1)	(63)	(64)
Total provision for credit losses	906	(10)	896	1	897
Other	(1)	(1)	(2)	2	—
Allowance at June 30, 2026	$3,345	$10	$3,355	$221	$3,576
Net charge-offs to average finance receivables and loans outstanding for the six months ended June 30, 2026	1.8%	(0.1)%	1.5%	0.3%	1.2%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2026	2.2	(0.6)	2.2	2.1	2.2
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Within Commercial, figures include the impact of the charge-off and release of the specific reserve related to one exposure in our legacy health care cash flow vertical.

Three months ended June 30, 2025 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at April 1, 2025	$3,144	$18	$3,162	$236	$3,398
Charge-offs (a)	(599)	(2)	(601)	(1)	(602)
Recoveries	233	2	235	1	236
Net charge-offs	(366)	—	(366)	—	(366)
Provision for credit losses
Provision due to change in portfolio size	18	—	18	—	18
Provision due to incremental charge-offs	366	—	366	—	366
Provision due to all other factors	5	(1)	4	(4)	—
Total provision for credit losses	389	(1)	388	(4)	384
Other	(1)	—	(1)	1	—
Allowance at June 30, 2025	$3,166	$17	$3,183	$233	$3,416
Net charge-offs to average finance receivables and loans outstanding for the three months ended June 30, 2025	1.7%	—%	1.5%	—%	1.1%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2025	2.2	(5.5)	2.2	(121.1)	2.3
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for information regarding our charge-off policies.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Six months ended June 30, 2025 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Total consumer	Commercial	Total
Allowance at January 1, 2025	$3,170	$19	$319	$3,508	$206	$3,714
Charge-offs (b)	(1,275)	(2)	(68)	(1,345)	(2)	(1,347)
Recoveries	464	3	5	472	2	474
Net charge-offs	(811)	1	(63)	(873)	—	(873)
Provision for credit losses
Provision due to change in portfolio size	21	—	—	21	11	32
Provision due to incremental charge-offs	811	(1)	63	873	—	873
Provision due to all other factors	(25)	—	(320)	(345)	15	(330)
Total provision for credit losses	807	(1)	(257)	549	26	575
Other	—	(2)	1	(1)	1	—
Allowance at June 30, 2025	$3,166	$17	$—	$3,183	$233	$3,416
Net charge-offs to average finance receivables and loans outstanding for the six months ended June 30, 2025	1.9%	—%	n/m	1.7%	—%	1.3%
Ratio of allowance for loan losses to annualized net charge-offs at June 30, 2025	2.0	(9.3)	—	1.8	(154.7)	2.0
n/m = not meaningful
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for information regarding our charge-off policies.

($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
June 30, 2026
Allowance for loan losses to finance receivables and loans outstanding (a)	3.8%	0.1%	3.2%	0.6%	2.5%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	298.2%	19.7%	285.3%	438.5%	291.6%
Nonaccrual loans to finance receivables and loans outstanding	1.3%	0.4%	1.1%	0.1%	0.9%
June 30, 2025
Allowance for loan losses to finance receivables and loans outstanding (a)	3.8%	0.1%	3.2%	0.7%	2.6%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	279.1%	24.5%	264.5%	149.2%	251.2%
Nonaccrual loans to finance receivables and loans outstanding	1.3%	0.4%	1.2%	0.5%	1.0%
(a)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost basis.
The allowance for consumer loan losses as of June 30, 2026, increased $172 million compared to June 30, 2025, reflecting an increase of $179 million in the consumer automotive allowance, primarily driven by portfolio growth. The increase was partially offset by a decrease of $7 million in the consumer mortgage allowance, primarily driven by the continued run-off of our consumer mortgage loan portfolio.
The allowance for commercial loan losses as of June 30, 2026, decreased $12 million compared to June 30, 2025. The decrease was primarily driven by lower specific reserves in our Corporate Finance and Automotive Finance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Consumer automotive	$439	$389	$906	$807
Consumer mortgage	(1)	(1)	(10)	(1)
Consumer other (a)	—	—	—	(257)
Total consumer	438	388	896	549
Commercial
Commercial and industrial
Automotive	2	(5)	3	11
Other	(12)	(3)	(4)	8
Commercial real estate	2	4	2	7
Total commercial	(8)	(4)	1	26
Total provision for loan losses	$430	$384	$897	$575
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025.
The provision for consumer credit losses increased $50 million and $347 million for the three months and six months ended June 30, 2026, respectively, compared to the three months and six months ended June 30, 2025. The increase for three months ended June 30, 2026, was primarily driven by portfolio growth within our consumer automotive portfolio, partially offset by lower net charge-offs within our consumer automotive portfolio. The increase for the six months ended June 30, 2026, was primarily driven by a provision benefit within our consumer other portfolio associated with the sale of Ally Credit Card that occurred during the six months ended June 30, 2025. The increase in provision for credit losses for the six months ended June 30, 2026, was partially offset by lower net charge-offs within our consumer other portfolio as a result of the sale of Ally Credit Card and lower net charge-offs within our consumer automotive portfolio.
The provision for commercial credit losses decreased $4 million and $25 million for the three months and six months ended June 30, 2026, respectively, compared to the three months and six months ended June 30, 2025. The decreases were primarily driven by lower specific reserves, including the favorable resolution of one exposure in our legacy health care cash flow vertical during the three months and six months ended June 30, 2026, in our Corporate Finance operations. This resolution resulted in a partial charge-off and release of the remaining related specific reserve, reducing provision expense. Additionally, the decreases were driven by lower specific reserve activity in our Automotive Finance operations. The decrease for the six months ended June 30, 2026, was also driven by lower reserve build related to slower asset growth in our Corporate Finance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by loan portfolio class.

	2026			2025
June 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer automotive	$3,345	3.8	93.5	$3,166	3.8	92.7
Consumer mortgage	10	0.1	0.3	17	0.1	0.5
Total consumer loans	3,355	3.2	93.8	3,183	3.2	93.2
Commercial
Commercial and industrial
Automotive	24	0.1	0.7	29	0.2	0.8
Other	139	1.3	3.9	160	1.8	4.7
Commercial real estate	58	0.7	1.6	44	0.7	1.3
Total commercial loans	221	0.6	6.2	233	0.7	6.8
Total allowance for loan losses	$3,576	2.5	100.0	$3,416	2.6	100.0
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
During the six months ended June 30, 2026, the Federal Reserve maintained the federal funds target range at 3.50–3.75%. Continued high benchmark interest rates led to pricing impacts across the balance sheet. Refer to the section below titled Net Financing Revenue Sensitivity Analysis for additional information on how future rate changes may impact net financing revenue.
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
As part of our CRA program, we make investments in small business investment company funds, community and workforce development funds, tax credit funds, and other CRA-eligible funds that do not qualify as proportional amortization investments. Many of these CRA funds feature private equity or venture capital structures and are accounted for using the equity method of accounting. We recognize our share of the investee’s earnings based on the performance of the funds. We recognized losses of $1 million and gains of $5 million related to these investments during the three months and six months ended June 30, 2026, respectively, as compared to gains of $5 million and $19 million during the three months and six months ended June 30, 2025. The losses for the three months ended June 30, 2026, were primarily due to the performance of one investment within our portfolio of CRA-eligible funds. The gains for the six months ended June 30, 2026, were primarily due to the underlying performance of several investments in venture capital firms. No material impairment was recorded within our portfolio of CRA-eligible funds as of June 30, 2026.
In addition, we are exposed to changes in the value of other nonmarketable equity investments without readily determinable fair market values, which may cause volatility in our earnings.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
As of June 30, 2026, we had $2.7 billion of cumulative net unrealized losses, inclusive of tax effects, on our debt securities. During the three months and six months ended June 30, 2026, we recorded $44 million and $41 million of net unrealized gains, inclusive of tax effects, on our available-for-sale securities, respectively. Unrealized gains and losses are recorded in other comprehensive income within our Condensed Consolidated Statement of Comprehensive Income, and are generally not realized unless we sell the securities prior to their stated maturity date. As of June 30, 2026, and December 31, 2025, we did not have the intent to sell available-for-sale securities in an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For the six months ended June 30, 2026, management determined that there were no expected credit losses for available-for-sale or held-to-maturity securities in an unrealized loss position. Refer to Note 6 and Note 15 to the Condensed Consolidated Financial Statements for additional information.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various parallel shocks to the implied forward curve as of June 30, 2026, and December 31, 2025.

	June 30, 2026		December 31, 2025
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$(30)	$(318)	$18	$(221)
+100 basis points	(10)	(149)	9	(106)
-100 basis points	3	86	(20)	22
-200 basis points	—	108	(44)	(31)
(a)Gradual changes in interest rates are recognized over 12 months.
Since December 31, 2025, the implied forward curve has flattened, driven by the front end, reflecting market expectations for increases in the Federal Funds rate. During the six months ended June 30, 2026, our asset balances increased primarily due to growth in floating-rate commercial loans and fixed-rate retail automotive loans, partially offset by the continued run-off of our consumer mortgage portfolio. Additionally, we saw a shift from consumer CDs to liquid deposits. The impact of these changes is reflected in our baseline net financing revenue forecast. As of June 30, 2026, our balance sheet is modestly asset sensitive in the near term due to our floating-rate assets and pay-fixed hedge position. However, our balance sheet remains liability sensitive over the medium term, driven by the assumed repricing of our deposits and market-based funding outpacing the assumed repricing of our floating-rate assets and pay-fixed swaps.
Our interest rate risk position is influenced by the impact of hedging activity, which primarily consists of interest rate swaps designated as fair value hedges of certain fixed-rate assets and fixed-rate debt instruments. Additionally, we may use interest rate floor contracts designated as cash flow hedges on certain floating-rate assets. The size, maturity, and mix of our hedging activities are adjusted as our balance sheet, ALM objectives, and the interest rate environment evolve over time.
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. Our operating lease portfolio, net of accumulated depreciation was $8.6 billion and $8.8 billion as of June 30, 2026, and December 31, 2025, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $7.0 billion and $7.1 billion as of June 30, 2026, and December 31, 2025, respectively. Certain of our operating leases are covered by residual guarantees with counterparties, which partially mitigates the residual value risk to the extent the counterparties are able to meet the terms of the contractual agreements. As of June 30, 2026, and December 31, 2025, consumer operating leases with a carrying value, net of accumulated depreciation, of $3.3 billion and $3.4 billion, respectively, were covered by OEM residual value guarantees. Refer to Note 8 to the Condensed Consolidated Financial Statements for further information. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A of our 2025 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average loss or gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Off-lease vehicles terminated (in units)	19,510	26,302	34,672	48,245
Average (loss) gain per vehicle ($ per unit)	$(82)	$14	$(336)	$(385)
Method of vehicle sales
Sale to dealer, lessee, and other	40%	46%	40%	44%
Auction
SmartAuction	52	41	53	43
Physical	8	13	7	13
We recognized an average loss per vehicle of $82 and $336 for the three months and six months ended June 30, 2026, respectively, compared to an average gain per vehicle of $14 and an average loss per vehicle of $385 for the three months and six months ended June 30, 2025. The method of vehicle sales is largely dependent on used vehicle values at lease termination compared to contractual residual values at lease inception. In the near term, our ability to optimize remarketing gains may be limited due to used vehicle market pressures on certain plug-in hybrid vehicles following the elimination of federal electric-vehicle tax credits for both new and used vehicles, vehicle recalls, and

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
increased OEM marketing incentives on new vehicles. During the first quarter of 2026, we adjusted the rate of depreciation to recognize more depreciation on vehicles scheduled to terminate through September 30, 2027, primarily driven by used market pressures on certain plug-in hybrid vehicles. We will continue to evaluate our depreciation rate for leased vehicles based on expected residual values and adjust depreciation expense over the remaining life of the lease, if deemed necessary. In future periods, the volatility of remarketing gains and losses may decline as a result of the shift in our operating lease portfolio towards contracts with residual value guarantees. Additionally, as we have diversified the mix of OEMs within our operating lease portfolio, we may also see less volatility associated with those contracts without residual value guarantees.
Operating Lease Portfolio Mix
We monitor concentrations of our consumer operating lease portfolio by OEM, vehicle type, and OEM residual value guarantee status. The following table presents the concentration of our outstanding operating lease exposures by OEM, disaggregated by those with and without OEM residual value guarantees.

	June 30, 2026	December 31, 2025
Operating lease exposures with OEM residual value guarantees (a)	38%	39%
Operating lease exposures without OEM residual value guarantees
Stellantis	25	34
GM	23	18
Other OEMs	14	9
Total exposures without OEM residual value guarantees	62	61
Total operating lease exposures	100%	100%
(a)Represents an exposure with one automotive manufacturer at both June 30, 2026, and December 31, 2025.
As of June 30, 2026, and December 31, 2025, $3.8 billion and $4.2 billion of our investment in operating leases, net of accumulated depreciation, were battery-electric or plug-in hybrid vehicles, respectively. Substantially all of our investment in operating leases of battery-electric vehicles are covered by OEM residual value guarantees of approximately 50% of the vehicles’ contract residual value. Refer to Note 8 to the Condensed Consolidated Financial Statements for more information regarding our investment in operating leases.
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

	June 30, 2026	December 31, 2025
Sport utility vehicle	66%	67%
Car	23	22
Truck	11	11

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
The monthly liquidity forecasts demonstrate our ability to generate and obtain adequate amounts of cash to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions throughout the forecast horizon (currently through December 2028). Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt as of June 30, 2026.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes our total available liquidity.

($ in millions)	June 30, 2026	December 31, 2025
Liquid cash and equivalents (a)	$7,543	$9,676
FHLB unused pledged borrowing capacity (b)	7,511	9,115
Unencumbered highly liquid securities (c)	20,608	20,328
FRB Discount Window pledged capacity (d)	27,173	26,935
Total available liquidity	$62,835	$66,054
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
•We issued $550 million of credit-linked notes. Refer to the section below titled Credit-Linked Notes for additional information.
•We raised $987 million through the issuance of 1,000,000 shares of 7.100% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series D. Refer to Note 14 to the Condensed Consolidated Financial Statements for additional information.
•We redeemed all 1,350,000 of our issued and outstanding 4.700% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series B, for $1.35 billion in cash. Refer to Note 14 to the Condensed Consolidated Financial Statements for additional information.
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	June 30, 2026		December 31, 2025
($ in millions)	On-balance-sheet funding	% Share of funding	On-balance-sheet funding	% Share of funding
Deposits	$154,046	87	$151,649	87
Debt
Secured financings (a)	13,165	8	11,753	7
Institutional term debt	9,323	5	9,284	6
Retail term notes	307	—	728	—
Other unsecured borrowings (a)	174	—	—	—
Total debt (b)	22,969	13	21,765	13
Total on-balance-sheet funding	$177,015	100	$173,414	100
(a)Includes certain amounts funded from the issuance of credit-linked notes. Refer to Note 17 to to the Condensed Consolidated Financial Statements for further information about the issuance of credit-linked notes.
(b)Includes hedge basis adjustments as described in Note 18 to the Condensed Consolidated Financial Statements.
Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at June 30, 2026.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including savings accounts, money-market demand accounts, CDs, interest-bearing spending accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which we believe, at scale, is the most efficient and stable source of funding for us when compared to other funding sources. Retail deposits constituted 81% of our total on-balance-sheet funding sources at June 30, 2026. Total deposits, which include brokered deposits obtained through third-party intermediaries, constituted 87% of total on-balance-sheet funding at June 30, 2026.

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

	June 30, 2026		December 31, 2025
($ in millions)	Amount	% of total deposits	Amount	% of total deposits
Uninsured deposits
Total uninsured deposits, as calculated per regulatory guidelines	$16,237	11	$16,712	11
Less: Affiliate and intercompany deposits	4,471	3	4,877	3
Total uninsured deposits, excluding affiliate and intercompany deposits	$11,766	8	$11,835	8
On November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDI Act in connection with the receiverships of SVB and Signature. In December 2025, the FDIC reduced the rate at which the special assessment is collected for the eighth and final quarter of the collection period, with an invoice payment date of March 30, 2026. We paid $4 million in special assessments during the six months ended June 30, 2026. We do not expect to make any additional payments related to this special assessment.
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Total primary retail deposit customers (in thousands)	3,588	3,525	3,450	3,405	3,360
Deposits ($ in millions)
Retail	$143,566	$146,132	$143,529	$141,843	$143,158
Brokered	9,003	5,591	6,703	5,037	3,244
Other (a)	1,477	1,429	1,417	1,530	1,464
Total deposits	$154,046	$153,152	$151,649	$148,410	$147,866
(a)Other deposits include mortgage escrow deposits. Other deposits also include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.3 billion as of each of the periods ended June 30, 2026, March 31, 2026, and December 31, 2025, $1.4 billion as of September 30, 2025, and $1.3 billion as of June 30, 2025.
During the six months ended June 30, 2026, our total deposit base increased $2.4 billion and we added approximately 138,000 retail deposit customers, ending with approximately 3.6 million retail deposit customers as of June 30, 2026. Total retail deposits increased $37 million during the six months ended June 30, 2026, bringing the total retail deposits portfolio to $143.6 billion as of June 30, 2026. During the six months ended June 30, 2026, we implemented pricing actions to reduce rates paid on several of our key deposit product offerings. These pricing actions reduced deposit balances from our most rate sensitive customers, which were more than offset by deposit growth from new customers. Brokered deposits increased $2.3 billion during the six months ended June 30, 2026. During the six months ended June 30, 2026, our CD deposit liabilities decreased $36 million while our savings, money market, and spending account deposit liabilities increased $2.4 billion. This trend was primarily due to customer migration to liquid savings as fixed-rate CD maturities occurred during the six months ended June 30, 2026. Strong customer acquisition and retention rates continue to deliver a favorable funding mix. Overall, we continue to maintain a relentless focus on customer experience and competitive rates.
Approximately 92% of retail deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of June 30, 2026. Our total available liquidity exceeded our uninsured retail deposit liabilities by $51.1 billion as of June 30, 2026. For additional information on our deposit funding by type, refer to Note 11 to the Condensed Consolidated Financial Statements.
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
Ally Financial Inc. • Form 10-Q
transactions; therefore, they are accounted for as secured borrowings. For information regarding our off-balance sheet arrangements and securitization activities, refer to Note 1 and Note 11 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans and investment securities. As of June 30, 2026, we had pledged $25.5 billion of assets to the FHLB resulting in $16.7 billion in total funding capacity with $9.2 billion of debt outstanding.
At June 30, 2026, $65.2 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We have long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $307 million of retail term notes outstanding at June 30, 2026. The remainder of our unsecured debt is composed of institutional term debt. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information about our outstanding long-term unsecured debt.
Credit-Linked Notes
During the six months ended June 30, 2026, we issued $550 million of credit-linked notes. The proceeds from this issuance constitute prefunded credit protection for mezzanine tranches of the reference portfolio. The portion of the proceeds that resulted in secured debt are recognized as restricted cash and cash equivalents in other assets on our Condensed Consolidated Balance Sheet. These transactions are structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations. As of June 30, 2026, we had $741 million of debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. The FRB, however, is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. As of June 30, 2026, we had assets pledged and restricted as collateral to the FRB totaling $34.6 billion, resulting in $27.2 billion in total funding capacity with no debt outstanding.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both June 30, 2026, and December 31, 2025, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Net financing loss and other interest income (a)	$(245)	$(236)	$(478)	$(476)
Dividends from bank subsidiaries	500	250	950	250
Total other revenue	47	38	100	82
Total net revenue	302	52	572	(144)
Provision for credit losses	1	1	2	3
Total noninterest expense	104	97	212	217
Income (loss) from continuing operations before income tax benefit	197	(46)	358	(364)
Income tax benefit from continuing operations (b)	(67)	(77)	(136)	(157)
Income (loss) from continuing operations	264	31	494	(207)
Net income (loss) (c)	$264	$31	$494	$(207)
(a)Net financing loss and other interest income is primarily driven by interest expense on long-term debt.
(b)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and consolidated tax adjustments. The income tax benefit excludes tax effects on dividends from subsidiaries.
(c)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	June 30, 2026	December 31, 2025
Total assets (a)	$5,591	$6,284
Total liabilities	$11,315	$11,697
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
In February 2026, the FRB issued final stress test scenarios for the 2026 supervisory stress test, and announced it intends to maintain stress capital buffer requirements at their current level until 2027 when new requirements can be calculated based on models that take public feedback into consideration. Whether and when final rules related to stress-testing proposals may be adopted and take effect, as well as what changes to the proposed rules may be reflected in any such final rules, remain unclear. We submitted our 2026 capital plan to the FRB in April 2026.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
In December 2024, we accessed the unsecured debt capital markets and issued $500 million of subordinated notes, which qualify for us as Tier 2 capital for Ally under U.S. Basel III. During the second quarter of 2026, we issued $1.0 billion of Series D Preferred Stock, which qualifies for us as additional Tier 1 capital under U.S. Basel III. The proceeds from this issuance were used to support the redemption of all of our Series B Preferred Stock then outstanding.
During the years ended December 31, 2025, and 2024, we accessed the debt capital markets and issued an aggregate of $1.1 billion and $770 million, respectively, of credit-linked notes based on combined reference portfolios of $10.0 billion and $7.0 billion of consumer automotive loans. During the second quarter of 2026, we issued an additional $550 million of credit-linked notes based on a reference portfolio of $5.0 billion of consumer automotive loans. The proceeds from these credit-linked notes issuances constitute prefunded credit protection for mezzanine tranches of the respective reference portfolio. These transactions are structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure, which recognizes the credit risk mitigation benefits and generally provides lower risk weights relative to those assigned to consumer automotive loans that are not securitized. As of June 30, 2026, and December 31, 2025, $13.9 billion and $12.1 billion, respectively, of our consumer automotive loans and related exposures were included as reference assets in these credit-linked notes transactions.
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

	June 30,
($ in millions)	2026	2025
Common Equity Tier 1 capital ratio	10.15%	9.89%
Tier 1 capital ratio	11.36%	11.38%
Total capital ratio	13.19%	13.25%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	8.93%	9.06%
Total equity	$15,491	$14,547
Preferred stock	(1,976)	(2,324)
Goodwill	(187)	(187)
Deferred tax assets arising from net operating loss and tax credit carryforwards (b)	(140)	(318)
Accumulated other comprehensive loss related adjustments (c)	2,734	3,242
Common Equity Tier 1 capital	15,922	14,960
Preferred stock	1,976	2,324
Other adjustments	(85)	(68)
Tier 1 capital	17,813	17,216
Qualifying subordinated debt and other instruments qualifying as Tier 2	985	983
Qualifying allowance for loan losses and other adjustments	1,895	1,842
Total capital	$20,693	$20,041
Risk-weighted assets (d)	$156,837	$151,305
(a)Tier 1 leverage ratio equals Tier 1 capital divided by quarterly average total assets, which both reflect adjustments for goodwill and disallowed deferred tax assets.
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
As illustrated by the issuer ratings above, as of June 30, 2026, Ally holds an investment-grade rating from all the respective nationally recognized rating agencies.
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
Net Interest Margin Table
The following tables present an analysis of net yield on interest-earning assets (or net interest margin) for the periods shown.

	2026			2025			Increase (decrease) due to
Three months ended June 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents (b) (c)	$8,931	$80	3.57%	$8,888	$95	4.32%	$—	$(15)	$(15)
Investment securities (d)	28,330	231	3.27	27,734	239	3.46	5	(13)	(8)
Loans held-for-sale, net	238	12	19.36	135	6	16.88	5	1	6
Finance receivables and loans, net (d) (e)	141,429	2,741	7.77	132,762	2,624	7.93	171	(54)	117
Investment in operating leases, net (f)	8,689	121	5.61	7,919	136	6.88	13	(28)	(15)
Other earning assets	806	11	5.75	625	9	5.85	3	(1)	2
Total interest-earning assets	188,423	3,196	6.80	178,063	3,109	7.00			87
Noninterest-bearing cash and cash equivalents	265			874
Other assets	11,698			11,367
Allowance for loan losses	(3,521)			(3,397)
Total assets	$196,865			$186,907
Liabilities and equity
Interest-bearing deposit liabilities (d)	$152,446	$1,200	3.16%	$148,298	$1,329	3.59%	$37	$(166)	$(129)
Short-term borrowings	4,377	42	3.86	475	5	4.21	41	(4)	37
Long-term debt	17,090	266	6.24	16,129	258	6.44	15	(7)	8
Total interest-bearing liabilities	173,913	1,508	3.48	164,902	1,592	3.88			(84)
Noninterest-bearing deposit liabilities	145			146
Total funding sources	174,058	1,508	3.48	165,048	1,592	3.88
Other liabilities (g)	6,948	4	n/m	7,463	1	n/m	n/m	n/m	3
Total liabilities	181,006			172,511
Total equity	15,859			14,396
Total liabilities and equity	$196,865			$186,907
Net financing revenue and other interest income		$1,684			$1,516				$168
Net interest spread (h)			3.33%			3.12%
Net yield on interest-earning assets (i)			3.59%			3.41%
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
(c)Includes interest expense related to margin received on derivative contracts of $1 million for both the three months ended June 30, 2026, and June 30, 2025. Excluding this expense, the annualized yield was 3.62% and 4.35% for the three months ended June 30, 2026, and June 30, 2025, respectively.
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
(f)Yield includes losses on the sale of off-lease vehicles of $2 million for the three months ended June 30, 2026. Excluding losses on the sale of off-lease vehicles, the annualized yield was 5.69% and 6.86% for the three months ended June 30, 2026, and June 30, 2025, respectively.
(g)Represents interest expense on tax liabilities included in other liabilities on the Condensed Consolidated Balance Sheet. The interest expense on tax liabilities is included in the net yield on interest-earning assets and excluded from the interest spread. For more information on our accounting policies regarding income taxes, refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.
(h)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(i)Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2026			2025			Increase (decrease) due to
Six months ended June 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents (b) (c)	$9,015	$161	3.59%	$9,117	$193	4.28%	$(2)	$(30)	$(32)
Investment securities (d)	28,283	454	3.24	27,773	460	3.34	8	(14)	(6)
Loans held-for-sale, net	326	21	12.94	150	11	14.11	13	(3)	10
Finance receivables and loans, net (d) (e) (f)	139,623	5,399	7.80	133,951	5,333	8.03	226	(160)	66
Investment in operating leases, net (g)	8,747	245	5.67	7,937	247	6.29	25	(27)	(2)
Other earning assets	763	22	5.97	624	18	5.86	4	—	4
Total interest-earning assets	186,757	6,302	6.81	179,552	6,262	7.03			40
Noninterest-bearing cash and cash equivalents	276			578
Other assets	11,604			11,729
Allowance for loan losses	(3,511)			(3,552)
Total assets	$195,126			$188,307
Liabilities and equity
Interest-bearing deposit liabilities (d)	$152,086	$2,433	3.23%	$149,391	$2,732	3.69%	$49	$(348)	$(299)
Short-term borrowings	3,166	61	3.88	300	6	3.98	57	(2)	55
Long-term debt	17,069	531	6.28	16,684	529	6.40	12	(10)	2
Total interest-bearing liabilities	172,321	3,025	3.54	166,375	3,267	3.96			(242)
Noninterest-bearing deposit liabilities	145			146
Total funding sources	172,466	3,025	3.54	166,521	3,267	3.96
Other liabilities (h)	6,838	4	n/m	7,494	1	n/m	n/m	n/m	3
Total liabilities	179,304			174,015
Total equity	15,822			14,292
Total liabilities and equity	$195,126			$188,307
Net financing revenue and other interest income		$3,273			$2,994				$279
Net interest spread (i)			3.27%			3.07%
Net yield on interest-earning assets (j)			3.53%			3.36%
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
(c)Includes interest expense related to margin received on derivative contracts of $1 million and $4 million for the six months ended June 30, 2026, and June 30, 2025, respectively. Excluding this expense, the annualized yield was 3.61% and 4.35% for the six months ended June 30, 2026, and June 30, 2025, respectively.
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
(g)Yield includes losses on the sale of off-lease vehicles of $12 million and $19 million for the six months ended June 30, 2026, and June 30, 2025, respectively. Excluding the loss on sale, the annualized yield was 5.94% and 6.76% for the six months ended June 30, 2026, and June 30, 2025, respectively.
(h)Represents interest expense on tax liabilities included in other liabilities on the Condensed Consolidated Balance Sheet. The interest expense on tax liabilities is included in the net yield on interest-earning assets and excluded from the interest spread. For more information on our accounting policies regarding income taxes, refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Ally did not have any unregistered sales of equity securities during the three months ended June 30, 2026.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended June 30, 2026.

Three months ended June 30, 2026	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
April 2026	844	$43.57	844	$1,802
May 2026	1,335	42.83	1,335	1,745
June 2026	1,192	43.66	1,192	1,693
Total	3,371	43.31	3,371
(a)Includes common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)Excludes excise tax and brokerage commissions.
(c)On December 10, 2025, we announced a multi-year share repurchase program of up to $2.0 billion in common stock. The program commenced in the fourth quarter of 2025 and does not have an expiration date.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a) None.
(b) None.
(c) Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of our directors or executive officers, as defined in Rule 16a-1 under the Exchange Act, adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 or Regulation S-K.
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

Ally Financial Inc. • Form 10-Q
Item 6.    Exhibits
The exhibits listed on the following index of exhibits are filed as a part of this report.

Exhibit	Description	Method of Filing

10.1	Ally Financial Inc. Incentive Compensation Omnibus Plan	Filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A on March 18, 2026 (File No. 001-03754), incorporated herein by reference.

10.2	Ally Financial Inc. Employee Stock Purchase Plan	Filed as Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A on March 18, 2026 (File No. 001-03754), incorporated herein by reference.

22.1	Subsidiary Guarantors	Filed as Exhibit 22 to the Company’s Quarterly Report for the period ended March 31, 2020, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101
The following information from our Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended June 30, 2026, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of July, 2026.

Ally Financial Inc. (Registrant)

/S/ RUSSELL E. HUTCHINSON
Russell E. Hutchinson Chief Financial Officer

/S/ AUSTIN T. MCGRATH
Austin T. McGrath Vice President, Controller, and Chief Accounting Officer