Form 10-Q
period 2026-09-30
Ally Financial Inc.
filed 2026-11-02
CIK 40729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026, or

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
Yes ☐                    No ☑
At October 29, 2026, the number of shares outstanding of the Registrant’s common stock was 300,017,687 shares.

Index
Ally Financial Inc. • Form 10-Q

		Page
	Glossary of Abbreviations and Acronyms	3
Part I — Financial Information
Item 1.	Financial Statements	5
	Condensed Consolidated Statement of Comprehensive (Loss) Income (unaudited) for the Three Months Ended and Nine Months Ended September 30, 2026, and 2025	5
	Condensed Consolidated Balance Sheet (unaudited) at September 30, 2026, and December 31, 2025	7
	Condensed Consolidated Statement of Changes in Equity (unaudited) for the Three Months Ended and Nine Months Ended September 30, 2026, and 2025	9
	Condensed Consolidated Statement of Cash Flows (unaudited) for the Nine Months Ended September 30, 2026, and 2025	11
	Notes to Condensed Consolidated Financial Statements (unaudited)	13
	Note 1. Description of Business, Basis of Presentation, and Changes in Significant Accounting Policies	13
	Note 2. Revenue from Contracts with Customers	15
	Note 3. Other Income, Net of Losses	17
	Note 4. Reserves for Insurance Losses and Loss Adjustment Expenses	17
	Note 5. Other Operating Expenses	18
	Note 6. Investment Securities	19
	Note 7. Finance Receivables and Loans, Net	23
	Note 8. Leasing	33
	Note 9. Securitizations and Variable Interest Entities	35
	Note 10. Other Assets	39
	Note 11. Deposit Liabilities	41
	Note 12. Debt	41
	Note 13. Accrued Expenses and Other Liabilities	42
	Note 14. Preferred Stock	43
	Note 15. Accumulated Other Comprehensive Loss	45
	Note 16. Earnings per Common Share	47
	Note 17. Regulatory Capital and Other Regulatory Matters	48
	Note 18. Derivative Instruments and Hedging Activities	51
	Note 19. Income Taxes	57
	Note 20. Fair Value	57
	Note 21. Offsetting Assets and Liabilities	64
	Note 22. Segment Information	65
	Note 23. Contingencies and Other Risks	69
	Note 24. Subsequent Events	69
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	70
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	120
Item 4.	Controls and Procedures	121
Part II — Other Information		122
Item 1.	Legal Proceedings	122
Item 1A.	Risk Factors	122
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	122
Item 3.	Defaults Upon Senior Securities	122
Item 4.	Mine Safety Disclosures	122
Item 5.	Other Information	122
Item 6.	Exhibits	123
Signatures		124

Index of Defined Terms
Ally Financial Inc. • Form 10-Q
Glossary of Abbreviations and Acronyms
The following is a list of abbreviations and acronyms that are used in this Quarterly Report on Form 10-Q.

Term	Definition
AI	Artificial intelligence
ALCO	Asset-Liability Committee
ALM	Asset Liability Management
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basel Committee	Basel Committee on Banking Supervision
BHC	Bank holding company
BHC Act	Bank Holding Company Act of 1956, as amended
Board	Ally Financial Inc. Board of Directors
CD	Certificate of deposit
CECL	Accounting Standards Update 2016-13 (and related Accounting Standards Updates), or current expected credit loss
CEO	Chief Executive Officer
CODM	Chief Operating Decision Maker
COH	Corporate overhead
CRA	Community Reinvestment Act of 1977, as amended
CSG	Commercial Services Group
CVA	Credit valuation adjustment
DBRS	Morningstar DBRS
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
DTA	Deferred tax asset
DVA	Debit valuation adjustment
EGRRCP Act	Economic Growth, Regulatory Relief, and Consumer Protection Act, as amended
ETF	Exchange-traded fund
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934, as amended
F&I	Finance and insurance
FASB	Financial Accounting Standards Board
FDI Act	Federal Deposit Insurance Act, as amended
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991, as amended
FHC	Financial holding company
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank, or Board of Governors of the Federal Reserve System, as the context requires
FTP	Funds-transfer pricing
GAP	Guaranteed asset protection
GDP	Gross domestic product of the United States of America
GLB Act	Gramm-Leach-Bliley Act of 1999, as amended
GM	General Motors Company
HTC	Historic tax credit
IB Finance	IB Finance Holding Company, LLC
IDI	Insured Depository Institution
LCR	Liquidity coverage ratio
LGD	Loss given default

Index of Defined Terms
Ally Financial Inc. • Form 10-Q

Term	Definition
LIHTC	Low-income housing tax credit
LMI	Low-to-moderate income
LTV	Loan-to-value
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NMTC	New market tax credit
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OEM	Automotive original equipment manufacturer
OTC	Over-the-counter
P&C	Property and casualty
PCA	Prompt corrective action
PCD	Purchased credit deteriorated
PSL	Purchased seasoned loan
RC	Risk Committee of the Ally Board of Directors
ROU	Right-of-use
RV	Recreational vehicle
RWA	Risk-weighted asset
S&P	Standard & Poor’s Global
SEC	U.S. Securities and Exchange Commission
Signature	Signature Bank
SPE	Special-purpose entity
Stellantis	Stellantis N.V.
SVB	Silicon Valley Bank
Tailoring Rules	The rules implementing Title IV of the EGRRCP Act
UPB	Unpaid principal balance
U.S. Basel III	The rules implementing the 2010 Basel III capital framework in the United States as well as related provisions of the Dodd-Frank Act, as amended from time to time
U.S. GAAP	Accounting Principles Generally Accepted in the United States of America
VIE	Variable interest entity
VMC	Vehicle maintenance contract
VSC	Vehicle service contract
WAC	Weighted-average coupon
wSTWF	Weighted short-term wholesale funding

Table of Contents	PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statement of Comprehensive (Loss) Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Financing revenue and other interest income
Interest and fees on finance receivables and loans	$2,836	$2,674	$8,235	$8,007
Interest on loans held-for-sale	13	6	34	17
Interest and dividends on investment securities and other earning assets	253	250	729	728
Interest on cash and cash equivalents	81	92	242	285
Operating leases	384	365	1,166	1,068
Total financing revenue and other interest income	3,567	3,387	10,406	10,105
Interest expense
Interest on deposits	1,213	1,302	3,646	4,034
Interest on short-term borrowings	56	11	117	17
Interest on long-term debt	277	265	808	794
Interest on other	—	—	4	1
Total interest expense	1,546	1,578	4,575	4,846
Net depreciation expense on operating lease assets	273	225	810	681
Net financing revenue and other interest income	1,748	1,584	5,021	4,578
Other revenue
Insurance premiums and service revenue earned	365	361	1,093	1,084
Loss on mortgage and automotive loans, net	(8)	(3)	(17)	(6)
Loss on extinguishment of debt	—	—	(2)	—
Other gain (loss) on investments, net	34	56	89	(382)
Other income, net of losses	193	170	536	517
Total other revenue	584	584	1,699	1,213
Total net revenue	2,332	2,168	6,720	5,791
Provision for credit losses	529	415	1,426	990
Noninterest expense
Compensation and benefits expense	441	447	1,390	1,382
Insurance losses and loss adjustment expenses	135	141	464	505
Goodwill impairment	—	—	—	305
Other operating expenses	660	652	1,936	1,944
Total noninterest expense	1,236	1,240	3,790	4,136
Income from continuing operations before income tax expense	567	513	1,504	665
Income tax expense from continuing operations	134	115	342	140
Net income from continuing operations	433	398	1,162	525
Net income	$433	$398	$1,162	$525
Other comprehensive (loss) income, net of tax	(672)	275	(597)	980
Comprehensive (loss) income	$(239)	$673	$565	$1,505
Statement continues on the next page.
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Comprehensive (Loss) Income (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands) (a)	2026	2025	2026	2025
Net income from continuing operations attributable to common shareholders	$401	$371	$1,059	$442
Net income attributable to common shareholders	$401	$371	$1,059	$442
Basic weighted-average common shares outstanding (b)	305,074	310,342	308,121	309,753
Diluted weighted-average common shares outstanding (b)	308,133	313,823	310,774	312,633
Basic earnings per common share
Net income from continuing operations	$1.31	$1.19	$3.44	$1.43
Net income	$1.32	$1.19	$3.44	$1.43
Diluted earnings per common share
Net income from continuing operations	$1.30	$1.18	$3.41	$1.41
Net income	$1.30	$1.18	$3.41	$1.41
Cash dividends declared per common share	$0.30	$0.30	$0.90	$0.90
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

Condensed Consolidated Balance Sheet (unaudited)
Ally Financial Inc. • Form 10-Q

($ in millions, except share data)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents
Noninterest-bearing	$308	$405
Interest-bearing	7,531	9,625
Total cash and cash equivalents	7,839	10,030
Equity securities	781	876
Available-for-sale securities (amortized cost basis of $26,266 and $25,825)	22,210	22,973
Held-to-maturity securities (fair value of $3,968 and $4,451)	4,218	4,371
Loans held-for-sale, net	448	549
Finance receivables and loans, net
Finance receivables and loans, net of unearned income	147,959	137,454
Allowance for loan losses	(3,682)	(3,490)
Total finance receivables and loans, net	144,277	133,964
Investment in operating leases, net	8,288	8,772
Premiums receivable and other insurance assets	2,860	2,844
Other assets	12,364	11,623
Total assets	$203,285	$196,002
Liabilities
Deposit liabilities
Noninterest-bearing	$51	$125
Interest-bearing	155,753	151,524
Total deposit liabilities	155,804	151,649
Short-term borrowings	6,252	4,695
Long-term debt	18,778	17,070
Interest payable	1,066	729
Unearned insurance premiums and service revenue	3,719	3,656
Accrued expenses and other liabilities	2,696	2,705
Total liabilities	188,315	180,504
Contingencies (refer to Note 23)
Equity
Common stock and paid-in capital ($0.01 par value, shares authorized 1,100,000,000; issued 523,488,598 and 520,355,804; and outstanding 300,538,049 and 308,492,929)	22,409	22,295
Preferred stock	1,976	2,324
Retained earnings	1,409	633
Accumulated other comprehensive loss	(3,383)	(2,786)
Treasury stock, at cost (222,950,549 and 211,862,875 shares)	(7,441)	(6,968)
Total equity	14,970	15,498
Total liabilities and equity	$203,285	$196,002
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

($ in millions)	September 30, 2026	December 31, 2025
Assets
Finance receivables and loans, net
Consumer automotive	$2,290	$3,096
Allowance for loan losses	(86)	(116)
Total finance receivables and loans, net	2,204	2,980
Other assets	178	260
Total assets	$2,382	$3,240
Liabilities
Long-term debt	$1,551	$1,479
Accrued expenses and other liabilities	2	3
Total liabilities	$1,553	$1,482
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Three months ended September 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at July 1, 2025	$22,235	$2,324	$151	$(3,219)	$(6,944)	$14,547
Net income			398			398
Preferred stock dividends — Series B			(16)			(16)
Preferred stock dividends — Series C			(11)			(11)
Share-based compensation	20					20
Other comprehensive income				275		275
Common stock repurchases					(1)	(1)
Common stock dividends ($0.30 per share)			(95)			(95)
Balance at September 30, 2025	$22,255	$2,324	$427	$(2,944)	$(6,945)	$15,117
Balance at July 1, 2026	$22,388	$1,976	$1,101	$(2,711)	$(7,263)	$15,491
Net income			433			433
Preferred stock dividends — Series C			(11)			(11)
Preferred stock dividends — Series D			(21)			(21)
Share-based compensation	21					21
Other comprehensive loss				(672)		(672)
Common stock repurchases					(178)	(178)
Common stock dividends ($0.30 per share)			(93)			(93)
Balance at September 30, 2026	$22,409	$1,976	$1,409	$(3,383)	$(7,441)	$14,970

Condensed Consolidated Statement of Changes in Equity (unaudited)
Ally Financial Inc. • Form 10-Q

	Nine months ended September 30,
($ in millions)	Common stock and paid-in capital	Preferred stock	Retained earnings	Accumulated other comprehensive loss	Treasury stock	Total equity
Balance at January 1, 2025	$22,142	$2,324	$270	$(3,924)	$(6,909)	$13,903
Net income			525			525
Preferred stock dividends — Series B			(48)			(48)
Preferred stock dividends — Series C			(35)			(35)
Share-based compensation	113					113
Other comprehensive income				980		980
Common stock repurchases					(36)	(36)
Common stock dividends ($0.90 per share)			(285)			(285)
Balance at September 30, 2025	$22,255	$2,324	$427	$(2,944)	$(6,945)	$15,117
Balance at January 1, 2026	$22,295	$2,324	$633	$(2,786)	$(6,968)	$15,498
Net income			1,162			1,162
Preferred stock dividends — Series B			(47)			(47)
Preferred stock dividends — Series C			(35)			(35)
Preferred stock dividends — Series D			(21)			(21)
Preferred stock redemption — Series B		(1,335)				(1,335)
Net proceeds from issuance of Series D preferred stock		987				987
Share-based compensation	114					114
Other comprehensive loss				(597)		(597)
Common stock repurchases					(473)	(473)
Common stock dividends ($0.90 per share)			(283)			(283)
Balance at September 30, 2026	$22,409	$1,976	$1,409	$(3,383)	$(7,441)	$14,970
The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2026	2025
Operating activities
Net income	$1,162	$525
Reconciliation of net income to net cash provided by operating activities
Depreciation and amortization	1,139	1,028
Goodwill impairment	—	305
Provision for credit losses	1,426	990
Loss on mortgage and automotive loans, net	17	6
Other (gain) loss on investments, net	(89)	382
Loss on extinguishment of debt	2	—
Originations and purchases of loans held-for-sale	(3,127)	(1,392)
Proceeds from sales and repayments of loans held-for-sale	2,867	1,505
Net change in
Deferred income taxes	116	(366)
Interest payable	337	207
Other assets	212	(227)
Other liabilities	106	10
Other, net	151	116
Net cash provided by operating activities	4,319	3,089
Investing activities
Purchases of equity securities	(715)	(613)
Proceeds from sales of equity securities	895	735
Purchases of available-for-sale securities	(2,361)	(4,970)
Proceeds from sales of available-for-sale securities	185	4,216
Proceeds from repayments of available-for-sale securities	1,725	1,413
Purchases of held-to-maturity securities	(176)	(412)
Proceeds from repayments of held-to-maturity securities	391	388
Purchases of finance receivables and loans held-for-investment	(6,404)	(3,580)
Proceeds from sales of finance receivables and loans initially held-for-investment	327	59
Originations and repayments of finance receivables and loans initially held-for-investment and other, net	(5,531)	1,306
Purchases of operating lease assets	(1,891)	(3,384)
Disposals of operating lease assets	1,547	2,108
Proceeds from sale of operation or business unit, net	—	2,412
Net change in nonmarketable equity investments	(60)	(71)
Other, net	(414)	(420)
Net cash used in investing activities	(12,482)	(813)

Statement continues on the next page.

The Notes to the Condensed Consolidated Financial Statements (unaudited) are an integral part of these statements.

Condensed Consolidated Statement of Cash Flows (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	2026	2025
Financing activities
Net change in short-term borrowings	1,557	2,254
Net increase (decrease) in deposits	4,202	(3,099)
Proceeds from issuance of long-term debt	4,614	2,571
Repayments of long-term debt	(2,979)	(3,379)
Repurchases of common stock	(473)	(36)
Preferred stock issuance	987	—
Preferred stock redemption	(1,350)	—
Common stock dividends paid	(286)	(285)
Preferred stock dividends paid	(88)	(83)
Net cash provided by (used in) financing activities	6,184	(2,057)
Effect of exchange-rate changes on cash and cash equivalents and restricted cash	(8)	5
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,987)	224
Cash and cash equivalents and restricted cash at beginning of year	11,809	11,380
Cash and cash equivalents and restricted cash at September 30,	$9,822	$11,604
Supplemental disclosures
Cash paid for
Interest	$4,162	$4,572
Income taxes	194	161
Noncash items
Loans held-for-sale transferred to finance receivables and loans held-for-investment	79	19
Finance receivables and loans held-for-investment transferred to loans held-for-sale	35	2,404
The following table provides a reconciliation of cash and cash equivalents and restricted cash from the Condensed Consolidated Balance Sheet to the Condensed Consolidated Statement of Cash Flows.

September 30, ($ in millions)	2026	2025
Cash and cash equivalents on the Condensed Consolidated Balance Sheet	$7,839	$10,246
Restricted cash and cash equivalents and restricted cash held for securitization trusts included in other assets on the Condensed Consolidated Balance Sheet (a)	1,983	1,358
Total cash and cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows	$9,822	$11,604
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
The Condensed Consolidated Financial Statements at September 30, 2026, and for the three months and nine months ended September 30, 2026, and 2025, are unaudited but reflect all adjustments that are, in management’s opinion, necessary for the fair presentation of the results for the interim periods presented. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements (and the related Notes) included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed on February 25, 2026, with the SEC.
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
Recently Issued Accounting Standards
Expense Disaggregation Disclosures (ASU 2024-03)
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures. The purpose of this ASU is to provide additional disclosure that will allow investors to better understand an entity’s performance, better assess an entity’s prospects for future cash flows, and more easily compare an entity’s performance over time and in relation to other similar entities. This ASU will require that an entity disclose, on an interim and annual basis, a disaggregation in the notes to the financial statements of certain income statement line items if the line item includes any of the five required expense categories, which are defined as (1) purchases of inventory, (2) employee compensation, (3) depreciation (including amortization of a finance ROU asset and leasehold improvements), (4) intangible asset amortization, and (5) depletion expense. For the “employee compensation” category, banking entities may continue to present compensation expense on the face of the income statement in accordance with Regulation S-X Rule 210.9-04. The disclosure should include a qualitative description of other expenses included within the income statement line item that are otherwise not disaggregated. This ASU will also require entities to disclose their total selling expenses for each reporting period. Selling expenses are not defined within the ASU, which will require entities to determine and disclose how they define selling expenses on an annual basis. The amendments are effective on January 1, 2027, for annual reporting, and for interim reporting thereafter, with early adoption permitted. The amendments must be applied using either a prospective or retrospective approach. We do not expect the impact of these amendments to be material.

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
Purchased Loans (ASU 2025-08)
In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. This ASU expands the gross-up approach applied to PCD financial assets to loans that are purchased and considered seasoned, excluding credit card loans, debt securities, and trade receivables accounted for under the revenue recognition guidance. This ASU requires purchased loans to first be assessed under the PCD conditions and then subsequently assessed under PSL conditions if they do not qualify for PCD accounting treatment. Under the expanded gross-up approach, the amortized cost basis for a seasoned loan receivable will be the purchase price plus the initial measurement of the allowance for loan losses, on the acquisition date. Any remaining discount embedded in the purchase price will be amortized into interest income over the term of the loan. The purchased seasoned loan designation would be evaluated on a loan-by-loan basis. The resulting accounting will reflect no day-one provision expense on qualifying seasoned loans and a lower yield over time than what is currently presented under the non-PCD model. Loans acquired in a business combination would be considered seasoned. For a loan acquired through an asset transfer or by consolidating a VIE, the acquisition must be at least 90 days after loan origination and the acquirer must not have been involved in originating the loan for the loan to be considered seasoned. The amendments are effective January 1, 2027, with early adoption permitted and must be adopted on a prospective basis. We do not expect the impact of these amendments to be material.

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

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated
2026
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$245	$—	$—	$245
Remarketing fee income	31	—	—	—	31
Brokerage commissions and other revenue	—	—	—	19	19
Banking fees and interchange income	—	—	—	6	6
Brokered/agent commissions	—	1	—	—	1
Other	7	1	—	1	9
Total revenue from contracts with customers	38	247	—	26	311
All other revenue	76	156	31	10	273
Total other revenue (d)	$114	$403	$31	$36	$584
2025
Revenue from contracts with customers
Noninsurance contracts (a) (b) (c)	$—	$242	$—	$—	$242
Remarketing fee income	28	—	—	—	28
Brokerage commissions and other revenue	—	—	—	21	21
Banking fees and interchange income	—	—	—	9	9
Brokered/agent commissions	—	1	—	—	1
Other	6	—	—	1	7
Total revenue from contracts with customers	34	243	—	31	308
All other revenue	62	177	25	12	276
Total other revenue (d)	$96	$420	$25	$43	$584
(a)We had opening balances of $3.0 billion in unearned revenue associated with outstanding contracts at both July 1, 2026, and 2025, respectively, and $242 million and $239 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive (Loss) Income during the three months ended September 30, 2026, and 2025, respectively.
(b)At September 30, 2026, we had unearned revenue of $3.0 billion associated with outstanding contracts, and with respect to this balance we expect to recognize revenue of $228 million during the remainder of 2026, $825 million in 2027, $681 million in 2028, $523 million in 2029, and $759 million thereafter. At September 30, 2025, we had unearned revenue of $3.0 billion associated with outstanding contracts.
(c)We had deferred insurance assets of $1.8 billion at both July 1, 2026, and September 30, 2026, and recognized $141 million of expense during the three months ended September 30, 2026. We had deferred insurance assets of $1.8 billion at both July 1, 2025, and September 30, 2025, and recognized $141 million of expense during the three months ended September 30, 2025.
(d)Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated
2026
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$732	$—	$—	$732
Remarketing fee income	93	—	—	—	93
Brokerage commissions and other revenue	—	—	—	56	56
Banking fees and interchange income	—	—	—	17	17
Brokered/agent commissions	—	5	—	—	5
Other	20	2	—	3	25
Total revenue from contracts with customers	113	739	—	76	928
All other revenue	210	455	95	11	771
Total other revenue (c)	$323	$1,194	$95	$87	$1,699
2025
Revenue from contracts with customers
Noninsurance contracts (a) (b)	$—	$724	$—	$—	$724
Remarketing fee income	90	—	—	—	90
Brokerage commissions and other revenue	—	—	—	61	61
Banking fees and interchange income (d)	—	—	—	34	34
Brokered/agent commissions	—	13	—	—	13
Other	16	2	—	3	21
Total revenue from contracts with customers	106	739	—	98	943
All other revenue	184	467	73	(454)	270
Total other revenue (c)	$290	$1,206	$73	$(356)	$1,213
(a)We had opening balances of $3.0 billion in unearned revenue associated with outstanding contracts at both January 1, 2026, and 2025, and $723 million and $715 million of these balances were recognized as insurance premiums and service revenue earned in our Condensed Consolidated Statement of Comprehensive (Loss) Income during the nine months ended September 30, 2026, and 2025, respectively.
(b)We had deferred insurance assets of $1.8 billion at both January 1, 2026, and September 30, 2026, and recognized $417 million of expense during the nine months ended September 30, 2026. We had deferred insurance assets of $1.8 billion at both January 1, 2025, and September 30, 2025, and recognized $417 million of expense during the nine months ended September 30, 2025.
(c)Represents a component of total net revenue. Refer to Note 22 for further information on our reportable operating segments.
(d)Interchange income is reported net of customer rewards related to Ally Credit Card. Customer rewards expense was $6 million for the nine months ended September 30, 2025. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information.
In addition to the components of other revenue presented above, as part of our Automotive Finance operations, we recognized net remarketing losses on the sale of off-lease vehicles of $16 million and $28 million for the three months and nine months ended September 30, 2026, respectively, compared to net remarketing gains of $1 million for the three months ended September 30, 2025, and net remarketing losses of $18 million for the nine months ended September 30, 2025. These losses and gains are included in depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive (Loss) Income. Refer to Note 8 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
3.    Other Income, Net of Losses
Details of other income, net of losses, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Late charges and other administrative fees	$35	35	$104	$119
Remarketing fees	31	28	93	90
Income from equity-method investments (a)	25	23	55	64
Other, net	102	84	284	244
Total other income, net of losses (b)	$193	$170	$536	$517
(a)Refer to Note 10 for further information on our equity-method investments.
(b)Includes the activity of Ally Credit Card prior to the sale on April 1, 2025.
4.    Reserves for Insurance Losses and Loss Adjustment Expenses
The following table shows a rollforward of our reserves for insurance losses and loss adjustment expenses.

($ in millions)	2026	2025
Total gross reserves for insurance losses and loss adjustment expenses at January 1,	$233	$189
Less: Reinsurance recoverable	69	60
Net reserves for insurance losses and loss adjustment expenses at January 1,	164	129
Net insurance losses and loss adjustment expenses incurred related to:
Current year	467	497
Prior years (a)	(3)	8
Total net insurance losses and loss adjustment expenses incurred	464	505
Net insurance losses and loss adjustment expenses paid or payable related to:
Current year	(349)	(386)
Prior years	(87)	(84)
Total net insurance losses and loss adjustment expenses paid or payable	(436)	(470)
Net reserves for insurance losses and loss adjustment expenses at September 30,	192	164
Plus: Reinsurance recoverable (b)	68	67
Total gross reserves for insurance losses and loss adjustment expenses at September 30, (c)	$260	$231
(a)There have been no material adverse changes to the reserve for prior years.
(b)Included in premiums receivable and other insurance assets on our Condensed Consolidated Balance Sheet.
(c)Included in accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
5.    Other Operating Expenses
Details of other operating expenses were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Insurance commissions	$150	$158	$452	$474
Technology and communications	118	108	327	312
Advertising and marketing	59	65	190	191
Property and equipment depreciation	57	60	173	184
Lease and loan administration	48	43	138	133
Regulatory and licensing fees	43	39	122	122
Professional services	38	38	108	105
Vehicle remarketing and repossession	38	35	106	98
Amortization of intangible assets	—	—	—	3
Other	109	106	320	322
Total other operating expenses (a)	$660	$652	$1,936	$1,944
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

	September 30, 2026				December 31, 2025
	Amortized cost basis	Gross unrealized		Fair value	Amortized cost basis	Gross unrealized		Fair value
($ in millions)		gains	losses			gains	losses
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,688	$—	$(113)	$2,575	$2,308	$22	$(51)	$2,279
U.S. States and political subdivisions	498	—	(102)	396	624	1	(74)	551
Foreign government	194	—	(6)	188	191	1	(4)	188
Agency mortgage-backed residential (a)	14,848	—	(2,813)	12,035	14,966	19	(2,084)	12,901
Mortgage-backed residential	216	—	(45)	171	230	—	(32)	198
Agency mortgage-backed commercial (a)	5,834	—	(850)	4,984	5,540	14	(622)	4,932
Asset-backed	1	—	—	1	12	—	—	12
Corporate debt	1,987	1	(128)	1,860	1,954	19	(61)	1,912
Total available-for-sale securities (b) (c) (d) (e) (f)	$26,266	$1	$(4,057)	$22,210	$25,825	$76	$(2,928)	$22,973
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	$1,390	$—	$(233)	$1,157	$1,303	$8	$(157)	$1,154
Mortgage-backed residential	2,797	18	(35)	2,780	3,018	228	—	3,246
Asset-backed retained notes	31	—	—	31	50	1	—	51
Total held-to-maturity securities (d) (f) (g)	$4,218	$18	$(268)	$3,968	$4,371	$237	$(157)	$4,451
(a)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $169 million liability and a $13 million asset for agency mortgage-backed residential securities at September 30, 2026, and December 31, 2025, respectively, and a $83 million liability and a $33 million asset for agency mortgage-backed commercial securities at September 30, 2026, and December 31, 2025, respectively. These basis adjustments would be allocated to the amortized cost basis of specific securities within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
(b)Certain available-for-sale securities are included in fair value hedging relationships. Refer to Note 18 for additional information.
(c)Certain entities related to our Insurance operations are required to deposit securities with state regulatory authorities. These deposited securities totaled $14 million at both September 30, 2026, and December 31, 2025.
(d)Investment securities with a fair value of $3.8 billion and $3.7 billion were pledged as collateral at September 30, 2026, and December 31, 2025, respectively. This primarily included $2.4 billion and $2.7 billion pledged to secure advances from the FHLB at September 30, 2026, and December 31, 2025, respectively. This also included securities pledged for other purposes as required by contractual obligations or law, under which agreements we granted the counterparty the right to sell or pledge $1.4 billion and $932 million of the underlying securities at September 30, 2026, and December 31, 2025, respectively.
(e)Totals do not include accrued interest receivable, which was $86 million and $87 million at September 30, 2026, and December 31, 2025, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
(f)There was no allowance for credit losses recorded at both September 30, 2026, and December 31, 2025, as management determined that there were no expected credit losses in our portfolio of available-for-sale and held-to-maturity securities.
(g)Totals do not include accrued interest receivable, which was $12 million and $13 million at September 30, 2026, and December 31, 2025, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The maturity distribution of debt securities outstanding is summarized in the following tables based upon contractual maturities. Call or prepayment options may cause actual maturities to differ from contractual maturities.

	Total		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
($ in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
September 30, 2026
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,575	3.6%	$44	3.7%	$2,264	3.7%	$267	2.3%	$—	—%
U.S. States and political subdivisions	396	3.3	25	6.5	36	3.4	38	3.5	297	3.0
Foreign government	188	2.9	23	2.5	73	2.3	92	3.4	—	—
Agency mortgage-backed residential (b)	12,035	3.0	—	—	1	2.7	—	—	12,034	3.0
Mortgage-backed residential	171	2.7	—	—	—	—	—	—	171	2.7
Agency mortgage-backed commercial (b)	4,984	2.8	138	3.2	1,897	3.4	2,265	2.4	684	2.4
Asset-backed	1	1.6	—	—	1	1.6	—	—	—	—
Corporate debt	1,860	3.8	240	2.8	757	2.6	765	5.1	98	5.6
Total available-for-sale securities	$22,210	3.1	$470	3.2	$5,029	3.4	$3,427	3.0	$13,284	3.0
Amortized cost basis of available-for-sale securities	$26,266		$474		$5,299		$4,060		$16,433
Amortized cost basis of held-to-maturity securities (c)
Agency mortgage-backed residential	$1,390	3.6%	$—	—%	$—	—%	$—	—%	$1,390	3.6%
Mortgage-backed residential	2,797	2.8	—	—	3	2.9	1	5.0	2,793	2.8
Asset-backed retained notes	31	5.4	—	—	21	5.3	10	5.7	—	—
Total held-to-maturity securities	$4,218	3.1	$—	—	$24	5.0	$11	5.7	$4,183	3.1
December 31, 2025
Fair value of available-for-sale securities (a)
U.S. Treasury and federal agencies	$2,279	3.4%	$84	0.8%	$1,771	3.9%	$424	2.0%	$—	—%
U.S. States and political subdivisions	551	3.4	48	4.8	50	3.7	65	4.3	388	3.1
Foreign government	188	2.8	14	2.0	75	2.3	99	3.3	—	—
Agency mortgage-backed residential (b)	12,901	2.9	—	—	1	2.8	—	—	12,900	2.9
Mortgage-backed residential	198	2.7	—	—	—	—	—	—	198	2.7
Agency mortgage-backed commercial (b)	4,932	2.7	87	3.4	1,453	3.5	2,314	2.4	1,078	2.3
Asset-backed	12	1.5	—	—	12	1.5	—	—	—	—
Corporate debt	1,912	3.4	232	2.4	866	2.5	679	4.6	135	5.5
Total available-for-sale securities	$22,973	3.0	$465	2.5	$4,228	3.4	$3,581	2.9	$14,699	2.9
Amortized cost basis of available-for-sale securities	$25,825		$468		$4,298		$3,968		$17,091
Amortized cost basis of held-to-maturity securities (c)
Agency mortgage-backed residential	$1,303	3.5%	$—	—%	$—	—%	$—	—%	$1,303	3.5%
Mortgage-backed residential	3,018	2.8	—	—	5	2.9	1	5.5	3,012	2.8
Asset-backed retained notes	50	5.4	—	—	35	5.3	15	5.7	—	—
Total held-to-maturity securities	$4,371	3.0	$—	—	$40	5.0	$16	5.7	$4,315	3.0
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
(b)Fair value includes basis adjustments for securities in closed portfolios with active hedges under the portfolio layer method. This includes a $169 million liability and a $13 million asset for agency mortgage-backed residential securities at September 30, 2026, and December 31, 2025, respectively, and a $83 million liability and a $33 million asset for agency mortgage-backed commercial securities at September 30, 2026, and December 31, 2025, respectively. These basis adjustments would be allocated to the amortized cost basis of specific securities within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
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
The balances of cash equivalents were $110 million and $107 million at September 30, 2026, and December 31, 2025, respectively, and were composed primarily of money-market funds.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents interest and dividends on investment securities.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Taxable interest	$228	$230	$663	$668
Taxable dividends	5	5	13	15
Interest and dividends exempt from U.S. federal income tax	4	6	15	18
Interest and dividends on investment securities	$237	$241	$691	$701
The following table presents gross gains and losses realized upon the sales of available-for-sale securities, and net gains or losses on equity securities held during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Available-for-sale securities
Gross realized gains	$1	$1	$4	$3
Gross realized losses (a)	—	—	—	(495)
Net realized gain (loss) on available-for-sale securities	1	1	4	(492)
Net realized gain on equity securities	28	28	110	61
Net unrealized gain (loss) on equity securities	5	27	(25)	49
Other gain (loss) on investments, net	$34	$56	$89	$(382)
(a)Includes losses reclassified from accumulated other comprehensive loss related to the balance sheet repositioning of our available-for-sale securities portfolio during the nine months ended September 30, 2025.
The following table presents the credit quality of our held-to-maturity securities, based on the latest available information as of September 30, 2026, and December 31, 2025. The credit ratings are sourced from nationally recognized statistical rating organizations, which include S&P, Moody’s, Fitch, and DBRS. The ratings presented are a composite of the ratings sourced from the agencies or, if the ratings cannot be sourced from the agencies, are based on the asset type of the particular security. All our held-to-maturity securities were current in their payment of principal and interest as of both September 30, 2026, and December 31, 2025. We have not recorded any interest income reversals on our held-to-maturity securities during the nine months ended September 30, 2026, or September 30, 2025.

($ in millions)	AAA	AA	A	BBB	Total (a)
September 30, 2026
Debt securities
Agency mortgage-backed residential	$—	$1,390	$—	$—	$1,390
Mortgage-backed residential	2,739	57	1	—	2,797
Asset-backed retained notes	27	3	1	—	31
Total held-to-maturity securities	$2,766	$1,450	$2	$—	$4,218
December 31, 2025
Debt securities
Agency mortgage-backed residential	$—	$1,303	$—	$—	$1,303
Mortgage-backed residential	2,951	66	1	—	3,018
Asset-backed retained notes	45	2	2	1	50
Total held-to-maturity securities	$2,996	$1,371	$3	$1	$4,371
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes available-for-sale securities in an unrealized loss position, which we evaluated to determine if a credit loss exists requiring the recognition of an allowance for credit losses. For additional information on our methodology, refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K. As of September 30, 2026, and December 31, 2025, we did not have the intent to sell available-for-sale securities in an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. We have not recorded any interest income reversals on our available-for-sale securities during the nine months ended September 30, 2026, or September 30, 2025.

	September 30, 2026				December 31, 2025
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
($ in millions)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	$2,070	$(40)	$505	$(73)	$—	$—	$609	$(51)
U.S. States and political subdivisions	38	(4)	297	(98)	24	—	429	(74)
Foreign government	115	(2)	59	(4)	51	(1)	72	(3)
Agency mortgage-backed residential (a)	3,203	(109)	8,833	(2,704)	120	—	10,310	(2,084)
Mortgage-backed residential	—	—	171	(45)	—	—	198	(32)
Agency mortgage-backed commercial (a)	1,605	(56)	3,314	(794)	299	(1)	3,629	(621)
Asset-backed	—	—	1	—	—	—	12	—
Corporate debt	898	(52)	918	(76)	86	(1)	1,123	(60)
Total available-for-sale securities	$7,929	$(263)	$14,098	$(3,794)	$580	$(3)	$16,382	$(2,925)
(a)Includes basis adjustments for certain securities that are included in closed portfolios with active hedges under the portfolio layer method at September 30, 2026, and December 31, 2025. The basis adjustments would be allocated to the amortized cost basis of specific securities within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.
During the nine months ended September 30, 2026, and September 30, 2025, management determined that there were no expected credit losses for securities in an unrealized loss position. This analysis considered a variety of factors including, but not limited to, performance indicators of the issuer, default rates, industry analyst reports, credit ratings, and other relevant information, which indicated that contractual cash flows are expected to occur. As a result of this evaluation, management determined that no credit reserves were required at September 30, 2026, or December 31, 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
7.    Finance Receivables and Loans, Net
The composition of finance receivables and loans reported at amortized cost basis was as follows.

($ in millions)	September 30, 2026	December 31, 2025
Consumer automotive (a)	$91,539	$85,568
Consumer mortgage (b)	14,650	15,572
Total consumer	106,189	101,140
Commercial
Commercial and industrial
Automotive	20,564	18,339
Other	12,467	10,309
Commercial real estate	8,739	7,666
Total commercial	41,770	36,314
Total finance receivables and loans (c) (d)	$147,959	$137,454
(a)Certain finance receivables and loans are included in fair value hedging relationships. Refer to Note 18 for additional information.
(b)Includes loans originated as interest-only mortgage loans of $2 million at both September 30, 2026, and December 31, 2025, of which all have exited the interest-only period.
(c)Totals include net unearned income, unamortized premiums and discounts, and deferred fees and costs of $2.5 billion and $2.4 billion at September 30, 2026, and December 31, 2025, respectively.
(d)Totals do not include accrued interest receivable, which was $833 million and $800 million at September 30, 2026, and December 31, 2025, respectively. Accrued interest receivable is included in other assets on our Condensed Consolidated Balance Sheet.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and nine months ended September 30, 2026, and 2025, respectively.

Three months ended September 30, 2026 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at July 1, 2026	$3,345	$10	$221	$3,576
Charge-offs (a)	(717)	—	—	(717)
Recoveries	290	1	3	294
Net charge-offs	(427)	1	3	(423)
Provision for credit losses	507	(1)	23	529
Allowance at September 30, 2026	$3,425	$10	$247	$3,682
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for information regarding our charge-off policies.

Nine months ended September 30, 2026 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at January 1, 2026	$3,208	$12	$270	$3,490
Charge-offs (a)	(2,022)	—	(52)	(2,074)
Recoveries	827	10	3	840
Net charge-offs	(1,195)	10	(49)	(1,234)
Provision for credit losses	1,413	(11)	24	1,426
Other	(1)	(1)	2	—
Allowance at September 30, 2026	$3,425	$10	$247	$3,682
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for information regarding our charge-off policies.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended September 30, 2025 ($ in millions)	Consumer automotive	Consumer mortgage	Commercial	Total
Allowance at July 1, 2025	$3,166	$17	$233	$3,416
Charge-offs (a)	(662)	—	—	(662)
Recoveries	263	3	1	267
Net charge-offs	(399)	3	1	(395)
Provision for credit losses	419	(3)	(1)	415
Other (b)	—	—	24	24
Allowance at September 30, 2025	$3,186	$17	$257	$3,460
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for information regarding our charge-off policies.
(b)Commercial includes $24 million of allowance for loan losses recognized on PCD loans acquired during the three months ended September 30, 2025.

Nine months ended September 30, 2025 ($ in millions)	Consumer automotive	Consumer mortgage	Consumer other (a)	Commercial	Total
Allowance at January 1, 2025	$3,170	$19	$319	$206	$3,714
Charge-offs (b)	(1,937)	(2)	(68)	(2)	(2,009)
Recoveries	727	6	5	3	741
Net charge-offs	(1,210)	4	(63)	1	(1,268)
Provision for credit losses	1,226	(4)	(257)	25	990
Other (c)	—	(2)	1	25	24
Allowance at September 30, 2025	$3,186	$17	$—	$257	$3,460
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Consumer mortgage	$—	$8	$—	$58
Consumer other (a)	—	—	—	2,248
Commercial	2	5	35	98
Total sales and transfers	$2	$13	$35	$2,404
(a)Consists of credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025. Refer to Note 2 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information.
The following table presents purchases of finance receivables and loans based on unpaid principal balance at the time of purchase.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Consumer automotive	$2,078	$1,258	$5,896	$3,242
Consumer mortgage	—	—	—	8
Commercial	93	26	95	26
Total purchases of finance receivables and loans	$2,171	$1,284	$5,991	$3,276

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Nonaccrual Loans
The following tables present the amortized cost basis of our finance receivables and loans on nonaccrual status. All consumer or commercial finance receivables and loans that were 90 days or more past due were on nonaccrual status as of September 30, 2026, and December 31, 2025. Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information on our accounting policy for finance receivables and loans on nonaccrual status.

			September 30, 2026
($ in millions)	Nonaccrual status at Jan. 1, 2026	Nonaccrual status at Jul. 1, 2026	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,155	$1,122	$1,144	$405
Consumer mortgage	62	54	51	38
Total consumer	1,217	1,176	1,195	443
Commercial
Commercial and industrial
Automotive	15	1	41	23
Other	124	47	71	—
Commercial real estate	10	2	2	2
Total commercial	149	50	114	25
Total finance receivables and loans (b)	$1,366	$1,226	$1,309	$468
(a)Represents a component of nonaccrual status at end of period.
(b)We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $13 million and $40 million for the three months and nine months ended September 30, 2026, respectively.

			December 31, 2025
($ in millions)	Nonaccrual status at Jan. 1, 2025	Nonaccrual status at Jul. 1, 2025	Nonaccrual status	Nonaccrual with no allowance (a)
Consumer automotive	$1,231	$1,134	$1,155	$416
Consumer mortgage	54	69	62	44
Consumer other (b)	90	—	—	—
Total consumer	1,375	1,203	1,217	460
Commercial
Commercial and industrial
Automotive	15	38	15	15
Other (c)	94	98	124	—
Commercial real estate	2	20	10	10
Total commercial	111	156	149	25
Total finance receivables and loans (d)	$1,486	$1,359	$1,366	$485
(a)Represents a component of nonaccrual status at end of period.
(b)Consists of credit card finance receivables and loans. We closed the sale of Ally Credit Card on April 1, 2025.
(c)Includes PCD loans acquired during the year ended December 31, 2025.
(d)We recorded interest income from cash payments associated with finance receivables and loans on nonaccrual status of $4 million and $11 million for the three months and nine months ended September 30, 2025, respectively.

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

	Origination year							Revolving loans converted to term
September 30, 2026 ($ in millions)	2026	2025	2024	2023	2022	2021 and prior	Revolving loans		Total
Consumer automotive
Current	$31,734	$24,680	$13,950	$8,510	$5,395	$2,774	$—	$—	$87,043
30–59 days past due	439	714	549	479	408	261	—	—	2,850
60–89 days past due	144	299	250	230	203	118	—	—	1,244
90 or more days past due	45	109	92	79	69	51	—	—	445
Total consumer automotive (a)	32,362	25,802	14,841	9,298	6,075	3,204	—	—	91,582
Consumer mortgage
Current	—	—	11	23	1,603	12,931	—	8	14,576
30–59 days past due	—	—	—	—	5	28	—	—	33
60–89 days past due	—	—	—	—	1	10	—	—	11
90 or more days past due	—	—	—	2	2	25	—	1	30
Total consumer mortgage	—	—	11	25	1,611	12,994	—	9	14,650
Total consumer	$32,362	$25,802	$14,852	$9,323	$7,686	$16,198	$—	$9	$106,232
(a)Certain consumer automotive loans are included in fair value hedging relationships. The amortized cost basis excludes a liability of $43 million related to basis adjustments for loans in closed portfolios with active hedges under the portfolio layer method at September 30, 2026. These basis adjustments would be allocated to the amortized cost basis of specific loans within the pool if the hedge was dedesignated. Refer to Note 18 for additional information.

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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
•Substandard — Loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
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

	Origination year							Revolving loans converted to term
September 30, 2026 ($ in millions)	2026	2025	2024	2023	2022	2021 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$1,179	$739	$326	$213	$192	$135	$15,845	$—	$18,629
Special mention	10	3	12	11	9	8	1,727	—	1,780
Substandard	—	8	1	1	—	—	145	—	155
Total automotive	1,189	750	339	225	201	143	17,717	—	20,564
Other
Pass	516	592	552	198	176	476	8,380	329	11,219
Special mention	165	183	73	—	273	158	153	32	1,037
Substandard	—	—	—	—	—	91	80	—	171
Doubtful	—	—	—	—	—	38	2	—	40
Total other	681	775	625	198	449	763	8,615	361	12,467
Commercial real estate
Pass	2,037	1,851	899	608	979	1,855	76	86	8,391
Special mention	34	8	78	29	68	105	—	—	322
Substandard	—	16	—	3	5	—	—	—	24
Doubtful	—	—	—	2	—	—	—	—	2
Total commercial real estate	2,071	1,875	977	642	1,052	1,960	76	86	8,739
Total commercial	$3,941	$3,400	$1,941	$1,065	$1,702	$2,866	$26,408	$447	$41,770

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Origination year							Revolving loans converted to term
December 31, 2025 ($ in millions)	2025	2024	2023	2022	2021	2020 and prior	Revolving loans		Total
Commercial
Commercial and industrial
Automotive
Pass	$942	$391	$257	$266	$113	$86	$14,861	$—	$16,916
Special mention	2	1	15	10	—	5	1,328	—	1,361
Substandard	1	1	—	1	—	—	59	—	62
Total automotive	945	393	272	277	113	91	16,248	—	18,339
Other
Pass	757	594	173	306	215	166	6,647	191	9,049
Special mention	—	47	—	236	115	260	347	8	1,013
Substandard	—	—	—	—	20	61	42	—	123
Doubtful	—	—	—	—	—	107	17	—	124
Total other	757	641	173	542	350	594	7,053	199	10,309
Commercial real estate
Pass	1,981	1,069	759	1,080	919	1,461	55	59	7,383
Special mention	—	45	44	67	45	61	—	—	262
Substandard	—	—	2	15	—	1	—	—	18
Doubtful	—	—	2	1	—	—	—	—	3
Total commercial real estate	1,981	1,114	807	1,163	964	1,523	55	59	7,666
Total commercial	$3,683	$2,148	$1,252	$1,982	$1,427	$2,208	$23,356	$258	$36,314
The following table presents an analysis of our past-due commercial finance receivables and loans recorded at amortized cost basis.

($ in millions)	30–59 days past due	60–89 days past due	90 days or more past due	Total past due	Current	Total finance receivables and loans
September 30, 2026
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$20,564	$20,564
Other	—	—	25	25	12,442	12,467
Commercial real estate	—	—	2	2	8,737	8,739
Total commercial	$—	$—	$27	$27	$41,743	$41,770
December 31, 2025
Commercial
Commercial and industrial
Automotive	$—	$—	$—	$—	$18,339	$18,339
Other	—	—	70	70	10,239	10,309
Commercial real estate	—	—	3	3	7,663	7,666
Total commercial	$—	$—	$73	$73	$36,241	$36,314

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present gross charge-offs (excluding recoveries) of our finance receivables and loans for each portfolio class by origination year during the nine months ended September 30, 2026, and during the year ended December 31, 2025, respectively. Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information on our charge-off policy.

	Origination year							Revolving loans converted to term
September 30, 2026 ($ in millions)	2026	2025	2024	2023	2022	2021 and prior	Revolving loans		Total
Consumer automotive	$105	$520	$449	$421	$332	$195	$—	$—	$2,022
Total consumer	105	520	449	421	332	195	—	—	2,022
Commercial
Commercial and industrial
Other	—	—	—	—	—	52	—	—	52
Total commercial	—	—	—	—	—	52	—	—	52
Total finance receivables and loans	$105	$520	$449	$421	$332	$247	$—	$—	$2,074

	Origination year							Revolving loans converted to term
December 31, 2025 ($ in millions)	2025	2024	2023	2022	2021	2020 and prior	Revolving loans		Total
Consumer automotive	$168	$564	$747	$660	$318	$153	$—	$—	$2,610
Consumer mortgage (a)	—	—	—	1	1	1	—	—	3
Consumer other (b)	—	—	—	—	—	—	64	4	68
Total consumer	168	564	747	661	319	154	64	4	2,681
Commercial
Commercial and industrial
Automotive	—	—	—	—	1	—	1	—	2
Total commercial	—	—	—	—	1	—	1	—	2
Total finance receivables and loans	$168	$564	$747	$661	$320	$154	$65	$4	$2,683
(a)Excludes $5 million of write-downs from transfers to held-for-sale during the year ended December 31, 2025.
(b)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025.
Loan Modifications with Borrowers Experiencing Financial Difficulty
The following tables present the amortized cost basis of loans that were modified subsequent to origination during the three months and nine months ended September 30, 2026, and 2025, respectively, for each portfolio segment, by modification type. For additional information on loan modification types in scope of this disclosure, refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K. The below tables exclude consumer mortgage finance receivables and loans currently enrolled in a trial modification program. Trial modifications generally represent a three-month period during which the borrower makes monthly payments under the anticipated modified payment terms. If the borrower successfully completes the trial loan modification program, the contractual terms of the loan are updated and the modification is considered permanent. As of September 30, 2026, and December 31, 2025, there were $4 million and $8 million, respectively, of consumer mortgage finance receivables and loans in a trial modification program.

	Payment extensions
Three months ended September 30, 2026 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total
Consumer automotive	$—	$206	$2	$—	$—	$208
Consumer mortgage	—	7	—	—	—	7
Total consumer	—	213	2	—	—	215
Commercial
Commercial and industrial
Automotive	—	—	—	26	—	26
Other	—	46	—	—	—	46
Total commercial	—	46	—	26	—	72
Total finance receivables and loans	$—	$259	$2	$26	$—	$287

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Payment extensions
Nine months ended September 30, 2026 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$546	$7	$—	$1	$554
Consumer mortgage	—	11	—	—	2	13
Total consumer	—	557	7	—	3	567
Commercial
Commercial and industrial
Automotive	1	—	—	26	—	27
Other	—	183	—	—	—	183
Commercial real estate	2	—	—	—	—	2
Total commercial	3	183	—	26	—	212
Total finance receivables and loans	$3	$740	$7	$26	$3	$779
(a)Represents 0.5% of total finance receivables and loans outstanding as of September 30, 2026.

	Payment extensions
Three months ended September 30, 2025 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total
Consumer automotive	$—	$237	$4	$—	$1	$242
Consumer mortgage	1	1	—	1	—	3
Total consumer	1	238	4	1	1	245
Commercial
Commercial and industrial
Other	—	19	—	—	—	19
Commercial real estate	3	—	—	—	—	3
Total commercial	3	19	—	—	—	22
Total finance receivables and loans	$4	$257	$4	$1	$1	$267

	Payment extensions
Nine months ended September 30, 2025 ($ in millions)	Payment deferrals	Contractual maturity extensions	Principal forgiveness	Interest rate concessions	Combination	Total (a)
Consumer automotive	$—	$450	$6	$—	$1	$457
Consumer mortgage	1	1	—	1	3	6
Total consumer	1	451	6	1	4	463
Commercial
Commercial and industrial
Automotive	—	—	—	9	—	9
Other	3	76	—	—	—	79
Commercial real estate	4	—	—	7	—	11
Total commercial	7	76	—	16	—	99
Total finance receivables and loans	$8	$527	$6	$17	$4	$562
(a)Represents 0.4% of total finance receivables and loans outstanding as of September 30, 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables present the financial effect of loan modifications that occurred during the three months and nine months ended September 30, 2026, and 2025, respectively.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b)
Three months ended September 30, 2026 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	36	$1	—%	—%	—	—	—%	—%
Consumer mortgage	168	—	—	—	—	—	—	—
Commercial
Commercial and industrial
Automotive	—	$—	10.3%	7.2%	—	—	—%	—%
Other	18	—	—	—	—	—	—	—
Total commercial	18	$—	10.3	7.2	—	—	—	—
(a)Calculated using a weighted-average balance for each portfolio class.
(b)Term is presented in number of months.

	Payment extensions (a)	Principal forgiveness	Interest rate concessions (a)		Combination (a) (b) (c)
Nine months ended September 30, 2026 ($ in millions)	Number of months extended/deferred	Amount forgiven	Initial rate	Revised rate	Remaining term	Revised remaining term	Initial rate	Revised rate
Consumer automotive	36	$2	—%	—%	75	109	11.1%	9.0%
Consumer mortgage	168	—	—	—	291	402	3.8	2.0
Commercial
Commercial and industrial
Automotive	14	$—	10.3%	7.2%	—	—	—%	—%
Other	22	—	—	—	—	—	—	—
Commercial real estate	10	—	—	—	—	—	—	—
Total commercial	22	$—	10.3	7.2	—	—	—	—
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
The following tables present the subsequent performance of loans recorded at amortized cost basis, by portfolio segment and credit quality indicator, that were modified within the 12 months prior to September 30, 2026, and 2025, respectively.

September 30, 2026 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$576	$104	$38	$12	$730
Principal forgiveness	—	—	—	7	7
Combination	1	—	—	—	1
Total consumer automotive	577	104	38	19	738
Consumer mortgage
Contractual maturity extensions	9	1	1	1	12
Combination	4	—	—	—	4
Total consumer mortgage	13	1	1	1	16
Total consumer	$590	$105	$39	$20	$754

September 30, 2026 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Automotive
Payment deferrals	$—	$—	$1	$—	$1
Interest rate concessions	—	—	26	—	26
Total automotive	—	—	27	—	27
Other
Payment deferrals	34	—	—	—	34
Contractual maturity extensions	122	30	68	—	220
Total other	156	30	68	—	254
Commercial real estate
Payment deferrals	—	—	—	2	2
Total commercial real estate	—	—	—	2	2
Total commercial	$156	$30	$95	$2	$283

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

September 30, 2025 ($ in millions)	Current	30–59 days past due	60–89 days past due	90 or more days past due	Total
Consumer automotive
Contractual maturity extensions	$459	$72	$20	$7	$558
Principal forgiveness	1	—	1	6	8
Combination	2	—	—	—	2
Total consumer automotive	462	72	21	13	568
Consumer mortgage
Payment deferrals	—	1	—	—	1
Contractual maturity extensions	1	—	—	—	1
Interest rate concessions	1	—	—	—	1
Combination	2	—	—	1	3
Total consumer mortgage	4	1	—	1	6
Total consumer	$466	$73	$21	$14	$574

September 30, 2025 ($ in millions)	Pass	Special mention	Substandard	Doubtful	Total
Commercial and industrial
Automotive
Interest rate concessions	$—	$—	$9	$—	$9
Total automotive	—	—	9	—	9
Other
Payment deferrals	—	—	—	3	3
Contractual maturity extensions	—	47	29	—	76
Total other	—	47	29	3	79
Commercial real estate
Payment deferrals	—	3	—	1	4
Interest rate concessions	—	—	7	—	7
Total commercial real estate	—	3	7	1	11
Total commercial	$—	$50	$45	$4	$99
As of September 30, 2026, 3,655 consumer automotive loans with a total amortized cost basis of $80 million redefaulted within 12 months of modification, whereas 2,075 consumer automotive loans with a total amortized cost basis of $51 million redefaulted within 12 months of modification as of September 30, 2025.
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
During the three months and nine months ended September 30, 2026, we paid $10 million and $29 million, respectively, in cash for amounts included in the measurement of lease liabilities at September 30, 2026, compared to $9 million and $27 million for the three months and nine months ended September 30, 2025. These amounts are included in net cash provided by operating activities in the Condensed Consolidated Statement of Cash Flows. During the nine months ended September 30, 2026, and September 30, 2025, we obtained $19 million and $25 million, respectively, of ROU assets in exchange for new lease liabilities. As of September 30, 2026, the weighted-average remaining lease term of our operating lease portfolio was 5 years, and the weighted-average discount rate was 3.81%, compared to 5 years and 3.66% as of December 31, 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we are required to make under operating leases that have commenced as of September 30, 2026, and that have noncancelable lease terms expiring after September 30, 2026.

($ in millions)
2026	$10
2027	36
2028	32
2029	14
2030	11
2031 and thereafter	25
Total undiscounted cash flows	128
Difference between undiscounted cash flows and discounted cash flows	(12)
Total lease liability	$116
The following table details the components of total net operating lease expense.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Operating lease expense	$9	$7	$27	$23
Variable lease expense	2	1	5	3
Total lease expense, net (a)	$11	$8	$32	$26
(a)Included in other operating expenses in our Condensed Consolidated Statement of Comprehensive (Loss) Income.
Ally as the Lessor
Investment in Operating Leases
We purchase consumer operating lease contracts and the associated vehicles from automotive dealerships or manufacturers after those contracts are executed. The amount we pay for an operating lease contract is based on the negotiated price for the vehicle less vehicle trade-in, down payment from the consumer, and available automotive manufacturer incentives. Under the operating lease, the consumer is obligated to make payments in amounts equal to the amount by which the negotiated purchase price of the vehicle (less any trade-in value, down payment, tax credits, or available manufacturer incentives) exceeds the contract residual value (including residual support) of the vehicle at lease termination, plus operating lease rental charges. The customer can terminate the lease at any point after commencement, subject to additional charges and fees. The consumer, dealership, or automotive manufacturer may have the option to purchase the vehicle at the end of the lease term, which generally ranges from 24 to 60 months, at the residual value of the vehicle; however, it is not reasonably certain this option will be exercised and accordingly our consumer leases are classified as operating leases. In addition to the charges described above, the consumer is generally responsible for certain charges related to excess mileage or excessive wear and tear on the vehicle. These charges are deemed variable lease payments and, as these payments are not based on a rate or index, they are recognized as net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive (Loss) Income as incurred.
When we acquire a consumer operating lease, we assume ownership of the vehicle. We require that property damage, bodily injury, collision, and comprehensive insurance be obtained by the lessee on all consumer operating leases. When vehicles are not purchased by customers, the receiving dealer, or automotive manufacturer at scheduled lease termination, the vehicle is returned to us for remarketing. We generally bear the risk of loss to the extent the value of a leased vehicle upon remarketing is below the expected residual value after adjusting for any OEM residual value guarantees. At termination, our actual sales proceeds from remarketing the vehicle may be higher or lower than the estimated residual value after adjusting for any OEM residual value guarantees resulting in a gain or loss on remarketing, which is included in net depreciation expense on operating lease assets in our Condensed Consolidated Statement of Comprehensive (Loss) Income. Excessive mileage or excessive wear and tear on the vehicle during the lease may impact the sales proceeds received upon remarketing. As of September 30, 2026, and December 31, 2025, consumer operating leases with a carrying value, net of accumulated depreciation, of $3.2 billion and $3.4 billion, respectively, were covered by OEM residual value guarantees of approximately 50% of the vehicles’ contract residual value.
The following table details our investment in operating leases.

($ in millions)	September 30, 2026	December 31, 2025
Vehicles	$9,736	$10,163
Accumulated depreciation	(1,448)	(1,391)
Investment in operating leases, net	$8,288	$8,772

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents future minimum rental payments we have the right to receive under operating leases with noncancelable lease terms expiring after September 30, 2026.

($ in millions)
2026	$390
2027	1,196
2028	644
2029	181
2030	18
2031 and thereafter	1
Total lease payments from operating leases	$2,430
We recognized operating lease revenue of $384 million and $1.2 billion for the three months and nine months ended September 30, 2026, respectively, and $365 million and $1.1 billion for the three months and nine months ended September 30, 2025. Depreciation expense on operating lease assets includes net remarketing gains and losses recognized on the sale of operating lease assets. The following table summarizes the components of depreciation expense on operating lease assets.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Depreciation expense on operating lease assets (excluding remarketing losses (gains)) (a)	$257	$226	$782	$663
Remarketing losses (gains), net	16	(1)	28	18
Net depreciation expense on operating lease assets	$273	$225	$810	$681
(a)Includes variable lease payments related to excess mileage and excessive wear and tear on vehicles of $6 million and $17 million for the three months and nine months ended September 30, 2026, respectively, and $5 million and $17 million for the three months and nine months ended September 30, 2025.
Finance Leases
In our Automotive Finance operations, we also hold automotive leases that require finance lease treatment as prescribed by ASC Topic 842, Leases. Our total gross investment in finance leases, which consists of lease payment receivables, and is included in finance receivables and loans, net, on our Condensed Consolidated Balance Sheet, was $383 million and $376 million as of September 30, 2026, and December 31, 2025, respectively. Interest income on finance lease receivables was $8 million and $24 million for the three months and nine months ended September 30, 2026, respectively, and $10 million and $31 million for the three months and nine months ended September 30, 2025, and is included in interest and fees on finance receivables and loans in our Condensed Consolidated Statement of Comprehensive (Loss) Income.
The following table presents future minimum rental payments we have the right to receive under finance leases with noncancelable lease terms expiring after September 30, 2026.

($ in millions)
2026	$35
2027	129
2028	110
2029	85
2030	57
2031 and thereafter	35
Total undiscounted cash flows	451
Difference between undiscounted cash flows and discounted cash flows	(68)
Present value of lease payments recorded as lease receivable	$383
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
VIEs are legal entities that either have an insufficient amount of equity at risk to finance their activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack the ability to control the entity’s activities that most significantly impact its economic performance through voting or similar rights, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected residual returns.
The VIEs included on our Condensed Consolidated Balance Sheet represent SPEs where we are deemed to be the primary beneficiary, primarily due to our servicing activities and our beneficial interests in the VIE that could be potentially significant.
The nature, purpose, and activities of nonconsolidated SPEs are similar to those of our consolidated SPEs, with the primary difference being the nature and extent of our continuing involvement. For nonconsolidated SPEs, the transferred financial assets are removed from our balance sheet provided the conditions for sale accounting are met. The financial assets obtained from the sale are primarily reported as cash or retained interests (if applicable). Liabilities incurred as part of these sales are recorded at fair value at the time of sale and are reported as accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Upon the sale of the loans, we recognize a gain or loss on sale for the difference between the assets recognized, the assets derecognized, and the liabilities recognized as part of the transaction. With respect to our ongoing right to service the assets we sell, the servicing fee we receive represents adequate compensation, and consequently, we do not recognize a servicing asset or liability.
The pretax losses on sales of financial assets into nonconsolidated VIEs were $7 million and $17 million during the three months and nine months ended September 30, 2026, respectively, compared to pretax losses of $3 million and $5 million during the three months and nine months ended September 30, 2025.
We provide long-term guarantee contracts to investors in certain nonconsolidated affordable housing entities and have extended a line of credit to provide liquidity. Since we do not have control over the entities or the power to make decisions, we do not consolidate the entities and our involvement is limited to the guarantee and the line of credit.
We are involved with various other nonconsolidated equity investments, including affordable housing entities and venture capital funds and loan funds. We do not consolidate these entities and our involvement is limited to our outstanding investment, additional capital committed to these funds, plus any previously recognized LIHTCs that are subject to recapture.
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

($ in millions)	Carrying value of total assets		Carrying value of total liabilities		Assets sold to nonconsolidated VIEs (a)	Maximum exposure to loss in nonconsolidated VIEs
September 30, 2026
On‑balance sheet variable interest entities
Consumer automotive	$10,827	(b)	$1,669	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	33	(e)	—		4,864	4,897	(f)
Commercial other	2,907	(g)	753	(h)	—	3,842	(i)
Total	$13,767		$2,422		$4,864	$8,739
December 31, 2025
On-balance sheet variable interest entities
Consumer automotive	$12,149	(b)	$1,619	(c)	$—	$—
Off-balance sheet variable interest entities
Consumer automotive (d)	53	(e)	—		3,192	3,245	(f)
Commercial other	2,822	(g)	820	(h)	—	3,690	(i)
Total	$15,024		$2,439		$3,192	$6,935
(a)Represents the current unpaid principal balance of outstanding consumer automotive finance receivables and loans within the VIEs.
(b)Includes $8.4 billion and $8.9 billion of assets that were not encumbered by VIE beneficial interests held by third parties at September 30, 2026, and December 31, 2025, respectively. Ally or consolidated affiliates hold the interests in these assets.
(c)Includes $116 million and $137 million of liabilities that were not obligations to third-party beneficial interest holders at September 30, 2026, and December 31, 2025, respectively.
(d)Includes activity where we sell loans through a pass-through program to a third party.
(e)Represents retained notes and certificated residual interests, of which $31 million and $50 million were classified as held-to-maturity securities at September 30, 2026, and December 31, 2025, respectively, and $2 million and $3 million were classified as other assets at September 30, 2026, and December 31, 2025, respectively. These assets represent our compliance with the risk retention rules under the Dodd-Frank Act, requiring us to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations.
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
(g)Amounts are classified as other assets except for $59 million and $56 million classified as equity securities at September 30, 2026, and December 31, 2025, respectively.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Cash Flows with Nonconsolidated Special-Purpose Entities
The following table summarizes cash flows received and paid related to SPEs and asset-backed financings where the transfer is accounted for as a sale and we have a continuing involvement with the transferred consumer automotive and credit card assets (for example, servicing) that were outstanding during the nine months ended September 30, 2026, and September 30, 2025. Additionally, this table contains information regarding cash flows received from and paid to nonconsolidated SPEs that existed during each period.

	Nine months ended September 30,
($ in millions)	2026	2025
Consumer automotive
Cash proceeds from transfers completed during the period	$2,594	$1,010
Servicing fees	71	44
Cash flows received on retained interests in securitization entities	22	33
Other cash flows received	5	3
Cash disbursements for repurchases during the period	1	1
Consumer other (a)
Cash proceeds from transfers completed during the period	—	8
Servicing fees	—	1
(a)Includes activity from Ally Credit Card. We closed the sale of Ally Credit Card on April 1, 2025.
Delinquencies and Net Credit Losses
The following tables present quantitative information about off-balance sheet securitizations and whole-loan sales where we have continuing involvement.

	Total amount		Amount 60 days or more past due
($ in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Off-balance-sheet securitization entities
Consumer automotive	$611	$1,002	$15	$18
Whole-loan sales (a)
Consumer automotive	4,253	2,190	238	143
Total	$4,864	$3,192	$253	$161
(a)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive pools of loans sold to third-party investors.

	Net credit losses (a)
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Off-balance-sheet securitization entities
Consumer automotive	$3	$5	$10	$13
Whole-loan sales (b)
Consumer automotive	46	28	118	72
Consumer other (c)	—	—	—	7
Total	$49	$33	$128	$92
(a)Represents liquidated losses, net of recoveries, on the underlying financial assets.
(b)Whole-loan sales are not part of a securitization transaction, but represent consumer automotive and credit card pools of loans sold to third-party investors.
(c)Includes activity from Ally Credit Card. We closed the sale of Ally Credit Card on April 1, 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
10.    Other Assets
The components of other assets were as follows.

($ in millions)	September 30, 2026	December 31, 2025
Property and equipment at cost	$2,325	$2,280
Accumulated depreciation	(1,225)	(1,130)
Net property and equipment	1,100	1,150
Net deferred tax assets	2,590	2,334
Proportional amortization investments (a) (b)	2,124	2,094
Restricted cash and cash equivalents (c)	1,820	1,543
Nonmarketable equity investments	999	922
Accrued interest, fees, and rent receivables (d)	980	941
Equity-method investments (e)	792	715
Other accounts receivable	487	403
Goodwill	190	190
Restricted cash held for securitization trusts (f)	163	236
Operating lease right-of-use assets	101	109
Other assets	1,018	986
Total other assets (g)	$12,364	$11,623
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
(g)Includes gross intangible assets of $80 million at both September 30, 2026, and December 31, 2025, and accumulated amortization of $80 million at both September 30, 2026, and December 31, 2025.
The following table summarizes information about our proportional amortization investments.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Tax credits and other tax benefits from proportional amortization investments (a) (b)	$76	$91	$245	$249
Investment amortization expense recognized as a component of income tax expense (a)	59	73	192	198
Net benefit from proportional amortization investments (a)	$17	$18	$53	$51
(a)Amounts are included within income tax expense from continuing operations on our Condensed Consolidated Statement of Comprehensive (Loss) Income and as a component of operating activities within deferred income taxes, other assets, and other liabilities on our Condensed Consolidated Statement of Cash Flows.
(b)There were no impairment losses recognized during the three months and nine months ended September 30, 2026, and September 30, 2025, resulting from the forfeiture or ineligibility of tax credits or other circumstances.
Our proportional amortization investments were $2.1 billion at both September 30, 2026, and December 31, 2025, and are included within other assets on our Condensed Consolidated Balance Sheet. Unfunded commitments to provide additional capital to proportional amortization investments were $752 million and $819 million at September 30, 2026, and December 31, 2025, respectively, and are included within accrued expenses and other liabilities on our Condensed Consolidated Balance Sheet. Substantially all of the unfunded commitments at September 30, 2026, are expected to be paid out within the next five years.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The total carrying value of the nonmarketable equity investments held at September 30, 2026, and December 31, 2025, including cumulative unrealized gains and losses, was as follows.

($ in millions)	September 30, 2026	December 31, 2025
FRB stock	$454	$452
FHLB stock	429	359
Equity investments without a readily determinable fair value
Cost basis	98	94
Adjustments
Upward adjustments	57	57
Downward adjustments (including impairment)	(39)	(40)
Carrying amount, equity investments without a readily determinable fair value	116	111
Nonmarketable equity investments	$999	$922
During the three months and nine months ended September 30, 2026, and September 30, 2025, unrealized gains and losses included in the carrying value of the nonmarketable equity investments still held as of September 30, 2026, and September 30, 2025, were as follows.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Upward adjustments	$—	$—	$4	$—
Downward adjustments (including impairment) (a)	$—	$—	$(2)	$(2)
(a)No impairment on FHLB and FRB stock was recognized during both the three months and nine months ended September 30, 2026, and September 30, 2025.
The carrying balance of goodwill by reportable operating segment was as follows.

($ in millions)	Automotive Finance operations	Insurance operations	Corporate and Other (a)	Total
Goodwill at December 31, 2024	$20	$27	$504	$551
Goodwill impairment	—	—	(305)	(305)
Transfer to assets of operations held-for-sale (b)	—	—	(56)	(56)
Goodwill at December 31, 2025	$20	$27	$143	$190
Goodwill impairment	—	—	—	—
Goodwill at September 30, 2026	$20	$27	$143	$190
(a)Includes $143 million of goodwill associated with Ally Invest at both September 30, 2026, and December 31, 2025.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
11.    Deposit Liabilities
Deposit liabilities consisted of the following.

($ in millions)	September 30, 2026	December 31, 2025
Noninterest-bearing deposits	$51	$125
Interest-bearing deposits
Savings, money market, and spending accounts	110,774	109,214
Certificates of deposit	44,979	42,310
Total deposit liabilities	$155,804	$151,649
At September 30, 2026, and December 31, 2025, certificates of deposit included $5.6 billion and $6.2 billion, respectively, of those in denominations in excess of $250 thousand.
12.    Debt
Short-Term Borrowings
The following table presents the composition of our short-term borrowings portfolio.

	September 30, 2026			December 31, 2025
($ in millions)	Unsecured	Secured (a)	Total	Unsecured	Secured (a)	Total
Federal Home Loan Bank	$—	$5,125	$5,125	$—	$4,150	$4,150
Securities sold under agreements to repurchase	—	1,127	1,127	—	545	545
Total short-term borrowings	$—	$6,252	$6,252	$—	$4,695	$4,695
(a)Refer to the section below titled Long-Term Debt for further details on assets restricted as collateral for payment of the related debt.
We periodically enter into term repurchase agreements—short-term borrowing agreements in which we sell securities to one or more investors while simultaneously committing to repurchase them at a specified future date, at the stated price plus accrued interest. As of September 30, 2026, the securities sold under agreements to repurchase consisted of $806 million in U.S. Treasury securities, $221 million in agency mortgage-backed residential debt securities, and $100 million in non-agency mortgage-backed residential debt securities. Of the related repurchase agreements, $427 million are set to mature within 30 days, $115 million within 31 to 60 days, $241 million within 61 to 90 days, and the remaining $344 million are expected to mature after 180 days.
The primary risk associated with these repurchase agreements is that the counterparty will be unable to perform under the terms of the contract. As the borrower, we are exposed to the excess fair value of the securities pledged over the amount borrowed. Daily mark-to-market collateral management is designed to limit this risk to the initial margin. However, should a counterparty declare bankruptcy or become insolvent, we may incur additional delays and costs. In some instances, we may place or receive cash collateral with counterparties under collateral arrangements associated with our repurchase agreements. As of September 30, 2026, we placed cash collateral of $23 million related to repurchase agreements. As of December 31, 2025, we placed cash collateral of $1 million related to repurchase agreements.
Long-Term Debt
The following table presents the composition of our long-term debt portfolio.

	September 30, 2026			December 31, 2025
($ in millions)	Unsecured	Secured	Total	Unsecured	Secured	Total
Long-term debt (a)
Due within one year	$816	$2,691	$3,507	$—	$2,659	$2,659
Due after one year	9,791	5,480	15,271	10,012	4,399	14,411
Total long-term debt (b)	$10,607	$8,171	$18,778	$10,012	$7,058	$17,070
(a)Includes basis adjustments related to the application of hedge accounting. Refer to Note 18 for additional information.
(b)Includes advances from the FHLB of Pittsburgh of $5.0 billion and $4.2 billion at September 30, 2026, and December 31, 2025, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents the scheduled remaining maturity of long-term debt at September 30, 2026, assuming no early redemptions will occur. The amounts below include adjustments to the carrying value resulting from the application of hedge accounting. The actual payment of secured debt may vary based on the payment activity of the related pledged assets.

($ in millions)	2026	2027	2028	2029	2030	2031 and thereafter	Total
Unsecured
Long-term debt	$37	$1,648	$866	$1,687	$1,573	$5,424	$11,235
Original issue discount	(22)	(94)	(107)	(123)	(143)	(139)	(628)
Total unsecured	15	1,554	759	1,564	1,430	5,285	10,607
Secured
Long-term debt	713	3,222	3,291	704	176	65	8,171
Total long-term debt	$728	$4,776	$4,050	$2,268	$1,606	$5,350	$18,778
The following table summarizes assets restricted as collateral for the payment of the related debt obligation.

($ in millions)	September 30, 2026	December 31, 2025
Consumer automotive finance receivables	$37,457	$36,807
Consumer mortgage finance receivables	14,682	15,604
Commercial finance receivables	8,756	7,686
Investment securities (amortized cost basis of $3,570 and $3,114) (a)	3,466	3,292
Other assets (b)	1,646	1,381
Total assets restricted as collateral (c) (d)	$66,007	$64,770
Secured debt (e)	$14,423	$11,753
(a)A portion of the restricted investment securities at both September 30, 2026, and December 31, 2025, was restricted under repurchase agreements. Refer to the section above titled Short-Term Borrowings for information on the repurchase agreements.
(b)Includes the collateral accounts restricted for the payment of credit-linked notes recorded within restricted cash and cash equivalents. Excludes restricted cash and cash reserves for securitization trusts. Refer to Note 10 and Note 17 for additional information.
(c)All restricted assets are those of Ally Bank.
(d)Ally Bank has an advance agreement with the FHLB, and had assets pledged to secure borrowings that were restricted as collateral to the FHLB totaling $25.8 billion and $26.0 billion at September 30, 2026, and December 31, 2025, respectively. These assets were primarily composed of consumer mortgage finance receivables and loans as well as mortgage-backed securities. Ally Bank has access to the FRB Discount Window and had assets pledged and restricted as collateral to the FRB totaling $35.2 billion and $33.7 billion at September 30, 2026, and December 31, 2025, respectively. These assets were composed of consumer automotive finance receivables and loans. Availability under these programs is only for the operations of Ally Bank and cannot be used to fund the operations or liabilities of Ally or its other subsidiaries.
(e)Includes $6.3 billion and $4.7 billion of short-term borrowings at September 30, 2026, and December 31, 2025, respectively.
13.    Accrued Expenses and Other Liabilities
The components of accrued expenses and other liabilities were as follows.

($ in millions)	September 30, 2026	December 31, 2025
Unfunded commitments for proportional amortization investments (a)	$752	$819
Accounts payable	528	420
Employee compensation and benefits	382	417
Reserves for insurance losses and loss adjustment expenses (b)	260	233
Deferred revenue	119	141
Operating lease liabilities	116	124
Other liabilities	539	551
Total accrued expenses and other liabilities	$2,696	$2,705
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table summarizes information about our preferred stock.

	September 30, 2026	December 31, 2025
Series B preferred stock (a)
Issuance date		April 22, 2021
Carrying value ($ in millions)	$—	$1,335
Par value (per share)	$—	$0.01
Liquidation preference (per share)	$—	$1,000
Number of shares authorized	—	1,350,000
Number of shares issued and outstanding	—	1,350,000
Dividend/coupon
Prior to May 15, 2026	—%	4.700%
On and after May 15, 2026	—%	Five Year Treasury + 3.868%
Series C preferred stock (b)
Issuance date	June 2, 2021	June 2, 2021
Carrying value ($ in millions)	$989	$989
Par value (per share)	$0.01	$0.01
Liquidation preference (per share)	$1,000	$1,000
Number of shares authorized	1,000,000	1,000,000
Number of shares issued and outstanding	1,000,000	1,000,000
Dividend/coupon
Prior to May 15, 2028	4.700%	4.700%
On and after May 15, 2028	Seven Year Treasury + 3.481%	Seven Year Treasury + 3.481%
Series D preferred stock (b)
Issuance date	May 1, 2026
Carrying value ($ in millions)	$987	$—
Par value (per share)	$0.01	$—
Liquidation preference (per share)	$1,000	$—
Number of shares authorized	1,000,000	—
Number of shares issued and outstanding	1,000,000	—
Dividend/coupon
Prior to August 15, 2031	7.100%	—%
On and after August 15, 2031	Five Year Treasury + 3.148%	—%
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
15.    Accumulated Other Comprehensive Loss
The following tables present changes, net of tax, in each component of accumulated other comprehensive loss.

	Three months ended September 30,
	Investment securities
($ in millions)	Available- for-sale securities (a)	Held-to-maturity securities	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Accumulated other comprehensive loss
Balance at July 1, 2025	$(2,647)	$(584)	$22	$(10)	$(3,219)
Net change	253	17	—	5	275
Balance at September 30, 2025	$(2,394)	$(567)	$22	$(5)	$(2,944)
Balance at July 1, 2026	$(2,221)	$(522)	$23	$9	$(2,711)
Net change	(689)	17	—	—	(672)
Balance at September 30, 2026	$(2,910)	$(505)	$23	$9	$(3,383)
(a)Represents the after-tax difference between the fair value and amortized cost basis of our available-for-sale securities portfolio. Refer to Note 6 for additional information.
(b)For additional information on derivative instruments and hedging activities, refer to Note 18.

	Nine months ended September 30,
	Investment securities
($ in millions)	Available- for-sale securities (a)	Held-to-maturity securities	Translation adjustments and net investment hedges (b)	Cash flow hedges (b)	Accumulated other comprehensive loss
Balance at January 1, 2025	$(3,307)	$(616)	$20	$(21)	$(3,924)
Net change	913	49	2	16	980
Balance at September 30, 2025	$(2,394)	$(567)	$22	$(5)	$(2,944)
Balance at January 1, 2026	$(2,260)	$(551)	$23	$2	$(2,786)
Net change	(650)	46	—	7	(597)
Balance at September 30, 2026	$(2,910)	$(505)	$23	$9	$(3,383)
(a)Represents the after-tax difference between the fair value and amortized cost basis of our available-for-sale securities portfolio. Refer to Note 6 for additional information.
(b)For additional information on derivative instruments and hedging activities, refer to Note 18.
The following tables present the before- and after-tax changes in each component of accumulated other comprehensive loss.

Three months ended September 30, 2026 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized losses arising during the period	$(906)		$218		$(688)
Less: Net realized gains reclassified to income from continuing operations	1	(a)	—	(b)	1
Net change	(907)		218		(689)
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(22)	(a)	5	(b)	(17)
Translation adjustments
Net unrealized losses arising during the period	(1)		—		(1)
Net investment hedges (c)
Net unrealized gains arising during the period	1		—		1
Other comprehensive loss	$(885)		$213		$(672)
(a)Includes amounts reclassified to interest and dividends on investment securities and other earning assets in our Condensed Consolidated Statement of Comprehensive (Loss) Income.
(b)Includes amounts reclassified to income tax expense from continuing operations in our Condensed Consolidated Statement of Comprehensive (Loss) Income.
(c)For additional information on derivative instruments and hedging activities, refer to Note 18.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Three months ended September 30, 2025 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized gains arising during the period	$334		$(80)		$254
Less: Net realized gains reclassified to income from continuing operations	1	(a)	—	(b)	1
Net change	333		(80)		253
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(22)	(c)	5	(b)	(17)
Translation adjustments
Net unrealized gains arising during the period	(5)		1		(4)
Net investment hedges (d)
Net unrealized gains arising during the period	5		(1)		4
Cash flow hedges (d)
Net unrealized losses arising during the period	(1)		—		(1)
Less: Net realized losses reclassified to income from continuing operations	(8)	(e)	2	(b)	(6)
Net change	7		(2)		5
Other comprehensive income	$362		$(87)		$275
(a)Includes gains reclassified to other gain (loss) on investments, net in our Condensed Consolidated Statement of Comprehensive (Loss) Income.
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

Nine months ended September 30, 2026 ($ in millions)	Before tax		Tax effect		After tax
Investment securities
Available-for-sale securities
Net unrealized losses arising during the period	$(851)		$204		$(647)
Less: Net realized gains reclassified to income from continuing operations	4	(a)	(1)	(b)	3
Net change	(855)		205		(650)
Held-to-maturity securities
Less: Amortization of amounts previously recorded upon transfer from available-for-sale	(62)	(c)	16	(b)	(46)
Translation adjustments
Net unrealized losses arising during the period	(8)		2		(6)
Net investment hedges (d)
Net unrealized gains arising during the period	8		(2)		6
Cash flow hedges (d)
Less: Net realized losses reclassified to income from continuing operations	(9)	(e)	2	(b)	(7)
Net change	9		(2)		7
Other comprehensive loss	$(784)		$187		$(597)
(a)Includes gains reclassified to other gain (loss) on investments, net, in our Condensed Consolidated Statement of Comprehensive (Loss) Income.
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
(a)Includes losses reclassified to other gain (loss) on investments, net in our Condensed Consolidated Statement of Comprehensive (Loss) Income related to the balance sheet repositioning of our available-for-sale securities portfolio. Refer to Note 8 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information.
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
16.    Earnings per Common Share
The following table presents the calculation of basic and diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share data; shares in thousands) (a)	2026	2025	2026	2025
Net income from continuing operations	$433	$398	$1,162	$525
Preferred stock dividends — Series B (b)	—	(16)	(47)	(48)
Preferred stock dividends — Series C	(11)	(11)	(35)	(35)
Preferred stock dividends — Series D	(21)	—	(21)	—
Net income from continuing operations attributable to common shareholders	$401	$371	$1,059	$442
Net income attributable to common shareholders	$401	$371	$1,059	$442
Basic weighted-average common shares outstanding (c)	305,074	310,342	308,121	309,753
Diluted weighted-average common shares outstanding (c)	308,133	313,823	310,774	312,633
Basic earnings per common share
Net income from continuing operations	$1.31	$1.19	$3.44	$1.43
Net income	$1.32	$1.19	$3.44	$1.43
Diluted earnings per common share
Net income from continuing operations	$1.30	$1.18	$3.41	$1.41
Net income	$1.30	$1.18	$3.41	$1.41
(a)Figures in the table may not recalculate exactly due to rounding. Earnings per share is calculated based on unrounded numbers.
(b)Includes a $15 million deemed dividend associated with the acceleration of issuance costs from the redemption of the Series B Preferred Stock during the nine months ended September 30, 2026.
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
Under U.S. Basel III, Ally and Ally Bank must maintain a minimum Common Equity Tier 1 risk-based capital ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 8%. On top of the minimum risk-based capital ratios, Ally and Ally Bank are subject to a capital conservation buffer requirement, which must be satisfied entirely with capital that qualifies as Common Equity Tier 1 capital. Failure to maintain more than the full amount of the capital conservation buffer requirement would result in automatic restrictions on the ability of Ally and Ally Bank to make capital distributions, including dividend payments and share repurchases and redemptions, and to pay discretionary bonuses to executive officers. U.S. Basel III also subjects Ally and Ally Bank to a minimum Tier 1 leverage ratio of 4%. While the capital conservation buffer requirement for Ally Bank is fixed at 2.5% of RWAs, the capital conservation buffer requirement for a Category IV firm, like Ally, is equal to its stress capital buffer requirement. The stress capital buffer requirement for Ally, in turn, is the greater of 2.5% and the result of the following calculation: (1) the difference between Ally’s starting and minimum projected Common Equity Tier 1 capital ratios under the severely adverse scenario in the supervisory stress test (subject to the two-year averaging methodology described below beginning January 1, 2029, as applicable), plus (2) the sum of the dollar amount of Ally’s planned common stock dividends for each of the fourth through seventh quarters of its nine-quarter capital planning horizon (or quarters five through eight consistent with the revised annual effective date described below beginning January 1, 2028), as a percentage of RWAs. As of September 30, 2026, the stress capital buffer requirement for Ally was 2.6%. Refer to the discussion below regarding a rule finalized by the FRB in September 2026 that makes certain changes to the methodology for determining the stress capital buffer requirement. In February 2026, the FRB announced it intends to maintain stress capital buffer requirements at their current level until 2027 when new requirements can be calculated based on models that take public feedback into consideration.
Ally and Ally Bank are currently subject to the U.S. Basel III standardized approach for credit risk but not to the U.S. Basel III advanced approaches for credit risk or operational risk. Ally is also not currently subject to the U.S. market-risk capital rule, which applies only to banking organizations with significant trading assets and liabilities. Since Ally and Ally Bank are currently not subject to the advanced approaches risk-based capital rules, we elected to apply a one-time option to exclude most components of accumulated other comprehensive income and loss from regulatory capital. At September 30, 2026, and December 31, 2025, Ally had $3.4 billion and $2.8 billion, respectively, of accumulated other comprehensive loss, net of applicable income taxes, that was excluded from Common Equity Tier 1 capital. Refer to the discussion below about rules proposed by the U.S. banking agencies in 2023 that would require us to recognize all components of accumulated other comprehensive income and loss in regulatory capital, except gains and losses on cash-flow hedges where the hedged items are not recognized on our balance sheet at fair value. Refer also to Note 15 for additional details about our accumulated other comprehensive loss.

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
The risk-based capital ratios and the Tier 1 leverage ratio play a central role in PCA, which is an enforcement framework used by the U.S. banking agencies to constrain the activities of depository institutions based on their levels of regulatory capital. Five categories have been established using thresholds for the Common Equity Tier 1 risk-based capital ratio, the Tier 1 risk-based capital ratio, the total risk-based capital ratio, and the Tier 1 leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA generally prohibits a depository institution from making any capital distribution, including any payment of a cash dividend or a management fee to its BHC, if the depository institution would become undercapitalized after the distribution. An undercapitalized institution is also subject to growth limitations and must submit and fulfill a capital restoration plan. Although BHCs are not subject to the PCA framework, the FRB is empowered to compel a BHC to take measures—such as the execution of financial or performance guarantees—when PCA is required in connection with one of its depository-institution subsidiaries. At both September 30, 2026, and December 31, 2025, Ally Bank met the capital ratios required to be well capitalized under the PCA framework.
Under FDICIA and the PCA framework, IDIs such as Ally Bank must be well capitalized or, with a waiver from the FDIC, adequately capitalized in order to accept brokered deposits, and even adequately capitalized institutions are subject to some restrictions on the rates they may offer for brokered deposits. Our brokered deposits totaled $12.5 billion at September 30, 2026, which represented 8.0% of total deposit liabilities.
The following table summarizes our capital ratios under U.S. Basel III.

	September 30, 2026		December 31, 2025		Required minimum (a)	Well-capitalized minimum
($ in millions)	Amount	Ratio	Amount	Ratio
Capital ratios
Common Equity Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$16,086	10.17%	$15,629	10.23%	4.50%	(b)
Ally Bank	17,958	12.13	17,853	12.50	4.50	6.50%
Tier 1 (to risk-weighted assets)
Ally Financial Inc.	$17,977	11.36%	$17,885	11.70%	6.00%	6.00%
Ally Bank	17,958	12.13	17,853	12.50	6.00	8.00
Total (to risk-weighted assets)
Ally Financial Inc.	$20,876	13.19%	$20,731	13.56%	8.00%	10.00%
Ally Bank	19,832	13.39	19,659	13.77	8.00	10.00
Tier 1 leverage (to adjusted quarterly average assets) (c)
Ally Financial Inc.	$17,977	8.85%	$17,885	9.25%	4.00%	(b)
Ally Bank	17,958	9.39	17,853	9.82	4.00	5.00%
(a)In addition to the minimum risk-based capital requirements for the Common Equity Tier 1 capital, Tier 1 capital, and total capital ratios, Ally was subject to a minimum capital conservation buffer of 2.6% at both September 30, 2026, and December 31, 2025, and Ally Bank was subject to a minimum capital conservation buffer of 2.5% at both September 30, 2026, and December 31, 2025.
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
In September 2026, the FRB issued two final rules that modify certain aspects of its supervisory stress tests. The first rule intends to enhance the transparency and public accountability of its annual stress test, which is used to set stress capital buffers for large BHCs, including Ally. The final rule adopts supervisory models for the 2027 stress test after consideration of public feedback and requires the FRB to invite public input annually on several elements of the stress test including the models and scenarios used. The second rule intends to reduce the volatility of regulatory capital requirements inherent in the stress capital buffer framework. Under the second rule, the stress capital buffer requirement for Category I–III firms subject to the capital plan rule will generally be calculated using a methodology that averages results from each of the prior two consecutive annual supervisory stress tests. For Category IV firms subject to the capital plan rule, like Ally, the stress capital buffer requirement will generally be determined under this two-year averaging methodology only if they choose or are otherwise required to be subject to consecutive supervisory stress tests. Additionally, to provide firms additional time to adjust to their new regulatory capital requirements, the second rule extends the annual effective date of a firm’s updated stress capital buffer requirement from October 1 to January 1 of the following year beginning on January 1, 2028. The new averaging methodology will be utilized to determine stress capital buffer requirements that are effective beginning January 1, 2029. Concurrent with the finalization of these two rules, the FRB issued a proposed rule that would revise the noninterest income model used in its stress test.
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
The Tailoring Rules align capital planning, supervisory stress testing, and stress capital buffer requirements for large banking organizations, like Ally. As a Category IV firm, Ally is expected to have the ability to elect to participate in the supervisory stress test—and receive a correspondingly updated stress capital buffer requirement—in a year in which Ally would not generally be subject to the supervisory stress test. Refer to the section titled Basel Capital Framework above for further discussion about our stress capital buffer requirements. During a year in which Ally does not undergo a supervisory stress test, we would receive an updated stress capital buffer requirement only to reflect our updated planned common-stock dividends. Ally did not elect to participate in the 2023 or 2025 supervisory stress tests but was subject to the 2024 and 2026 supervisory stress tests.
We submitted our 2024 capital plan to the FRB in April 2024, and received an updated preliminary stress capital buffer requirement from the FRB in June 2024 of 2.6%. The updated 2.6% stress capital buffer requirement was finalized in August 2024, and became effective in October 2024. We submitted our 2025 capital plan to the FRB in April 2025, and received in June 2025 an updated preliminary stress

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
capital buffer requirement that remained unchanged at 2.6%. The 2.6% stress capital buffer requirement was finalized in August 2025, and became effective in October 2025. We submitted our 2026 capital plan to the FRB in April 2026. Absent further action by the FRB, our current stress capital buffer requirement will be maintained at its current level until January 1, 2028.
In December 2024, we accessed the unsecured debt capital markets and issued $500 million of subordinated notes, which qualify for Ally as Tier 2 capital under U.S. Basel III. During the second quarter of 2026, we issued $1.0 billion of Series D Preferred Stock, which qualifies for us as additional Tier 1 capital under U.S. Basel III. The proceeds from this issuance were used to support the redemption of all of our Series B Preferred Stock then outstanding.
During the years ended December 31, 2025, and 2024, we accessed the debt capital markets and issued an aggregate of $1.1 billion and $770 million, respectively, of credit-linked notes based on combined reference portfolios of $10.0 billion and $7.0 billion of consumer automotive loans. During the nine months ended September 30, 2026, we issued an aggregate of $1.2 billion of additional credit-linked notes based on combined reference portfolios of $11.1 billion of consumer automotive loans. The proceeds from these credit-linked notes issuances constitute prefunded credit protection for mezzanine tranches of the respective reference portfolio. These transactions are structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure, which recognizes the credit risk mitigation benefits and generally provides lower risk weights relative to those assigned to consumer automotive loans that are not securitized. As of September 30, 2026, and December 31, 2025, $17.7 billion and $12.1 billion, respectively, of our consumer automotive loans and related exposures were included as reference assets in these credit-linked notes transactions.
In December 2025, our Board authorized a share repurchase program, permitting us to repurchase up to $2.0 billion of our common stock under a multi-year program without a set expiration date. On October 18, 2026, our Board authorized an increase in our cash dividend on common stock from $0.30 per share for the third quarter of 2026 to $0.35 per share for the fourth quarter of 2026. Our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, will continue to be subject to the FRB’s review and our internal governance requirements, including approval by our Board. The amount and size of any future dividends and share repurchases also will be subject to various factors, including Ally’s capital and liquidity positions, accounting and regulatory considerations (including any restrictions that may be imposed by the FRB and any changes to capital, liquidity, and other regulatory requirements that may be proposed or adopted by the U.S. banking agencies), Ally’s financial and operational performance, alternative uses of capital, the trading price of Ally’s common stock, and general market conditions. The share repurchase program does not obligate Ally to acquire a specific dollar amount or number of shares, and may be extended, modified, or discontinued at any time.
The following table presents information related to our common stock and distributions to our common shareholders.

	Common stock repurchased during period (a)		Number of common shares outstanding		Cash dividends declared per common share (b)
($ in millions, except per share data; shares in thousands)	Approximate dollar value	Number of shares	Beginning of period	End of period
2025
First quarter	$34	877	305,388	307,152	$0.30
Second quarter	1	27	307,152	307,787	0.30
Third quarter	1	25	307,787	307,828	0.30
Fourth quarter	23	543	307,828	308,493	0.30
2026
First quarter	$147	3,624	308,493	307,408	$0.30
Second quarter	148	3,371	307,408	304,543	0.30
Third quarter	178	4,091	304,543	300,538	0.30
(a)Includes shares of common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)On October 18, 2026, our Board declared a quarterly cash dividend of $0.35 per share on all common stock payable on November 16, 2026, to shareholders of record at the close of business on November 2, 2026.
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
Certain derivative instruments contain provisions that require us to either post additional collateral or immediately settle any outstanding liability balances upon the occurrence of a specified credit-risk-related event. No such specified credit-risk-related events occurred during the nine months ended September 30, 2026, or 2025.
We placed noncash collateral with counterparties totaling $232 million supporting our derivative positions at September 30, 2026, compared to $4 million and $328 million, of cash and noncash collateral, respectively, at December 31, 2025. These amounts include noncash collateral placed at clearinghouses and exclude cash and noncash collateral pledged under repurchase agreements. The receivables for cash

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
collateral placed are included on our Condensed Consolidated Balance Sheet in other assets. We granted our counterparties the right to sell or pledge the noncash collateral.
We received cash collateral from counterparties totaling $6 million at September 30, 2026. This amount excludes cash and noncash collateral pledged under repurchase agreements. The payables for cash collateral received are included on our Condensed Consolidated Balance Sheet in accrued expenses and other liabilities.
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

	September 30, 2026			December 31, 2025
	Derivative contracts in a		Notional amount	Derivative contracts in a		Notional amount
($ in millions)	receivable position	payable position		receivable position	payable position
Derivatives designated as accounting hedges
Interest rate contracts
Swaps	$—	$—	$19,942	$—	$—	$23,257
Purchased options	—	—	—	—	—	3,450
Foreign exchange contracts
Forwards	3	—	192	—	4	199
Total derivatives designated as accounting hedges	3	—	20,134	—	4	26,906
Derivatives not designated as accounting hedges
Interest rate contracts
Swaps	5	11	712	—	—	—
Total interest rate risk	5	11	712	—	—	—
Foreign exchange contracts
Forwards	—	—	28	—	—	71
Total foreign exchange risk	—	—	28	—	—	71
Credit contracts
Credit-linked note derivatives	—	1	2,019	—	—	1,381
Total credit risk	—	1	2,019	—	—	1,381
Total derivatives not designated as accounting hedges	5	12	2,759	—	—	1,452
Total derivatives	$8	$12	$22,893	$—	$4	$28,358

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following table presents amounts recorded on our Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges.

	Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
			Total		Discontinued (a)
($ in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Assets
Available-for-sale securities (b)	$14,280	$15,240	$(332)	$7	$(45)	$(54)
Finance receivables and loans, net (c)	17,382	27,808	(42)	7	1	1
Liabilities
Long-term debt	$3,431	$3,378	$72	$79	$72	$79
(a)Represents the fair value hedging adjustment on qualifying hedges for which the hedging relationship was discontinued. This represents a subset of the amounts reported in the total hedging adjustment.
(b)These amounts include the amortized cost basis and unallocated basis adjustments of closed portfolios of available-for-sale securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2026, and December 31, 2025, the amortized cost basis and unallocated basis adjustments of the closed portfolios used in these hedging relationships was $12.8 billion and $13.7 billion, respectively, of which $12.6 billion and $13.4 billion, respectively, represents the amortized cost basis and unallocated basis adjustments of closed portfolios designated in an active hedge relationship. At September 30, 2026, and December 31, 2025, the total cumulative basis adjustments associated with these hedging relationships was a $297 million liability and a $8 million liability, respectively, of which the portion related to discontinued hedging relationships was a $45 million liability and a $54 million liability, respectively. At September 30, 2026, and December 31, 2025, the notional amounts of the designated hedged items were $10.7 billion and $11.0 billion, with cumulative basis adjustments of a $252 million liability and a $46 million asset, respectively, which would be allocated across the entire remaining closed pool upon dedesignation of the hedge relationship. Refer to Note 6 for a reconciliation of the amortized cost basis and fair value of available-for-sale securities.
(c)These amounts include the carrying value of closed portfolios of loan receivables used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At September 30, 2026, and December 31, 2025, the carrying value of the closed portfolios used in these hedging relationships was $17.4 billion and $27.8 billion, respectively, of which $13.0 billion and $21.8 billion, respectively, represents the carrying value of closed portfolios designated in an active hedge relationship. At September 30, 2026, and December 31, 2025, the total cumulative basis adjustments associated with these hedging relationships was a $42 million liability and a $7 million asset, respectively, of which the portion related to discontinued hedging relationships was a $1 million asset at both September 30, 2026, and December 31, 2025. At September 30, 2026, and December 31, 2025, the notional amounts of the designated hedged items were $7.8 billion and $10.8 billion, respectively, with cumulative basis adjustments of a $43 million liability and a $6 million asset, respectively, which would be allocated across the entire remaining closed pool upon dedesignation of the hedge relationship.
Statement of Income Presentation
The following table summarizes the location and amounts of gains and losses on derivative instruments not designated as accounting hedges reported in our Condensed Consolidated Statement of Comprehensive (Loss) Income.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Gain (loss) recognized in earnings
Interest rate contracts
Gain on mortgage and automotive loans, net	$—	$—	$—	$1
Total interest rate contracts	—	—	—	1
Foreign exchange contracts
Other operating expenses	—	1	1	(1)
Total foreign exchange contracts	—	1	1	(1)
Credit contracts
Other income, net of losses	1	—	(1)	—
Total credit contracts	1	—	(1)	—
Equity contracts
Other income, net of losses	—	—	(4)	—
Total equity contracts	—	—	(4)	—
Total gain (loss) recognized in earnings	$1	$1	$(4)	$—

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
The following tables summarize the location and amounts of gains and losses on derivative instruments designated as qualifying fair value and cash flow hedges reported in our Condensed Consolidated Statement of Comprehensive (Loss) Income.

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets
Three months ended September 30, ($ in millions)	2026	2025	2026	2025
(Loss) gain on fair value hedging relationships
Interest rate contracts
Hedged available-for-sale securities	$—	$—	$(179)	$10
Derivatives designated as hedging instruments on available-for-sale securities	—	—	179	(10)
Hedged fixed-rate consumer automotive loans	(9)	7	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	9	(7)	—	—
Total gain on fair value hedging relationships	—	—	—	—
Loss on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	—	(8)	—	—
Total loss on cash flow hedging relationships	$—	$(8)	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive (Loss) Income	$2,836	$2,674	$253	$250

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets
Nine months ended September 30, ($ in millions)	2026	2025	2026	2025
(Loss) gain on fair value hedging relationships
Interest rate contracts
Hedged available-for-sale securities	$—	$—	$(348)	$224
Derivatives designated as hedging instruments on available-for-sale securities	—	—	348	(224)
Hedged fixed-rate consumer automotive loans	(50)	48	—	—
Derivatives designated as hedging instruments on fixed-rate consumer automotive loans	50	(48)	—	—
Total gain on fair value hedging relationships	—	—	—	—
Loss on cash flow hedging relationships
Interest rate contracts
Hedged variable-rate commercial loans
Reclassified from accumulated other comprehensive loss into income	(9)	(23)	—	—
Total loss on cash flow hedging relationships	$(9)	$(23)	$—	$—
Total amounts presented in the Condensed Consolidated Statement of Comprehensive (Loss) Income	$8,235	$8,007	$729	$728
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

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Three months ended September 30, ($ in millions)	2026	2025	2026	2025	2026	2025
Gain (loss) on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$2	$2
Amortization of deferred basis adjustments of available-for-sale securities	—	—	2	4	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	5	17	—	—
Amortization of deferred loan basis adjustments	—	(1)	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	6	17	—	—	—	—
Total gain on fair value hedging relationships	$6	$16	$7	$21	$2	$2

	Interest and fees on finance receivables and loans		Interest and dividends on investment securities and other earning assets		Interest on long-term debt
Nine months ended September 30, ($ in millions)	2026	2025	2026	2025	2026	2025
Gain on fair value hedging relationships
Interest rate contracts
Amortization of deferred unsecured debt basis adjustments	$—	$—	$—	$—	$7	$7
Amortization of deferred basis adjustments of available-for-sale securities	—	—	9	13	—	—
Interest for qualifying accounting hedges of available-for-sale securities	—	—	8	49	—	—
Amortization of deferred loan basis adjustments	1	3	—	—	—	—
Interest for qualifying accounting hedges of consumer automotive loans held for investment	16	51	—	—	—	—
Total gain on fair value hedging relationships	$17	$54	$17	$62	$7	$7
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Interest rate contracts
Gain recognized in other comprehensive income	$—	$7	$9	$21
The following table summarizes the effect of net investment hedges on accumulated other comprehensive loss.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Foreign exchange contracts (a) (b)
Gain (loss) recognized in other comprehensive income	$1	$5	$8	$(4)
(a)There were no amounts excluded from effectiveness testing for the three months and nine months ended September 30, 2026, or 2025.
(b)Gains and losses reclassified from accumulated other comprehensive loss are reported as other income, net of losses, in our Condensed Consolidated Statement of Comprehensive (Loss) Income. There were no amounts reclassified for the three months and nine months ended September 30, 2026, or 2025.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
19.    Income Taxes
We recognized total income tax expense from continuing operations of $134 million and $342 million for the three months and nine months ended September 30, 2026, respectively, compared to income tax expense of $115 million and $140 million for the same periods in 2025. The increase in income tax expense for the three months ended September 30, 2026, was primarily attributable to the tax effects of an increase in pretax earnings during the three months ended September 30, 2026. The increase for the nine months ended September 30, 2026, was primarily attributable to the tax effects of a loss on investments recognized as a result of our balance sheet repositioning of a portion of our available-for-sale securities during the nine months ended September 30, 2025, as well as the tax effects of an increase in pretax earnings during the nine months ended September 30, 2026.
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

	Recurring fair value measurements
September 30, 2026 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Investment securities
Equity securities (a) (b)	$720	$—	$—	$720
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	2,575	—	—	2,575
U.S. States and political subdivisions	—	365	31	396
Foreign government	32	156	—	188
Agency mortgage-backed residential	—	12,035	—	12,035
Mortgage-backed residential	—	171	—	171
Agency mortgage-backed commercial	—	4,984	—	4,984
Asset-backed	—	1	—	1
Corporate debt	—	1,860	—	1,860
Total available-for-sale securities	2,607	19,572	31	22,210
Derivative contracts in a receivable position
Interest rate	—	5	—	5
Foreign exchange	—	3	—	3
Total derivative contracts in a receivable position	—	8	—	8
Total assets	$3,327	$19,580	$31	$22,938
Liabilities
Accrued expenses and other liabilities
Derivative contracts in a payable position
Interest rate	$—	$11	$—	$11
Credit	—	—	1	1
Total derivative contracts in a payable position	—	11	1	12
Total liabilities	$—	$11	$1	$12
(a)Our direct investment in any one industry did not exceed 18%. When performing the concentration calculation, mutual funds and ETFs are not allocated to any one industry.
(b)Excludes $61 million of equity securities that are measured at fair value using the net asset value practical expedient and therefore are not classified in the fair value hierarchy.

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

	Available-for-sale securities		Loans held-for-sale
($ in millions)	2026	2025	2026	2025
Assets
Fair value at July 1,	$34	$35	—	$—
Net realized/unrealized gains
Included in earnings	—	—	—	—
Included in OCI	—	—	—	—
Purchases and originations	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(3)	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at September 30,	$31	$35	$—	$—
Net unrealized gains still held at September 30,
Included in earnings	$—	$—	$—	$—
Included in OCI	—	—	—	—

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2026	2025
Liabilities
Fair value at July 1,	$2	$4
Net realized/unrealized gains
Included in earnings	(1)	—
Included in OCI	—	—
Purchases and originations	—	—
Sales	—	—
Issuances	—	—
Settlements	—	(4)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Fair value at September 30,	$1	$—
Net unrealized gains still held at September 30,
Included in earnings	$(1)	$—
Included in OCI	—	—
(a)Net realized/unrealized losses are reported as loss on mortgage and automotive loans, net, and other income, net of losses, in our Condensed Consolidated Statement of Comprehensive (Loss) Income.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

	Available-for-sale securities		Loans held-for-sale (a)
($ in millions)	2026	2025	2026	2025
Assets
Fair value at January 1,	$34	$35	$—	$5
Net realized/unrealized gains
Included in earnings	—	—	—	—
Included in OCI	—	—	—	—
Purchases and originations	1	—	—	9
Sales	—	—	—	(14)
Issuances	—	—	—	—
Settlements	(4)	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value at September 30,	$31	$35	$—	$—
Net unrealized gains still held at September 30,
Included in earnings	$—	$—	$—	$—
Included in OCI	—	—	—	—
(a)Consumer mortgage loans carried at fair value due to fair value option elections.

	Derivative liabilities, net of derivative assets (a)
($ in millions)	2026	2025
Liabilities
Fair value at January 1,	$—	$3
Net realized/unrealized losses (gains)
Included in earnings	1	(1)
Included in OCI	—	—
Purchases and originations	—	—
Sales	—	—
Issuances	—	—
Settlements	—	(4)
Transfers into Level 3	—	—
Transfers out of Level 3 (b)	—	2
Fair value at September 30,	$1	$—
Net unrealized losses still held at September 30,
Included in earnings	$1	$—
Included in OCI	—	—
(a)Net realized/unrealized losses (gains) are reported as loss on mortgage and automotive loans, net, and other income, net of losses, in our Condensed Consolidated Statement of Comprehensive (Loss) Income.
(b)Represents the settlement value of interest rate derivative assets that are transferred to loans held-for-sale within Level 2 of the fair value hierarchy during the nine months ended September 30, 2025. These transfers are deemed to have occurred at the end of the reporting period.

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
The following tables display assets and liabilities measured at fair value on a nonrecurring basis and still held at September 30, 2026, and December 31, 2025, respectively. The amounts are generally as of the end of each period presented, which approximate the fair value measurements that occurred during each period.

	Nonrecurring fair value measurements				Lower-of-cost-or-fair-value reserve, valuation reserve, or cumulative adjustments	Total gain (loss) included in earnings
September 30, 2026 ($ in millions)	Level 1	Level 2	Level 3	Total
Assets
Loans held-for-sale, net	$—	$—	$448	$448	$—	n/m	(a)
Commercial finance receivables and loans, net (b)
Automotive	—	—	23	23	(5)	n/m	(a)
Other	—	—	30	30	(41)	n/m	(a)
Total commercial finance receivables and loans, net	—	—	53	53	(46)	n/m	(a)
Other assets
Equity-method investments	—	—	23	23	(4)	n/m	(a)
Repossessed and foreclosed assets (c)	—	—	8	8	(2)	n/m	(a)
Total assets	$—	$—	$532	$532	$(52)	n/m
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
Fair Value of Financial Instruments
The following table presents the carrying and estimated fair value of financial instruments, except for those recorded at fair value on a recurring basis presented in the previous section of this note titled Recurring Fair Value. When possible, we use quoted market prices to determine fair value. Where quoted market prices are not available, the fair value is internally derived based on appropriate valuation methodologies with respect to the amount and timing of future cash flows and estimated discount rates. However, considerable judgment is required in interpreting current market data to develop the market assumptions and inputs necessary to estimate fair value. As such, the actual amount received to sell an asset or the amount paid to settle a liability could differ from our estimates. Fair value information presented herein was based on information available at September 30, 2026, and December 31, 2025.

		Estimated fair value
($ in millions)	Carrying value	Level 1	Level 2	Level 3	Total
September 30, 2026
Financial assets
Held-to-maturity securities	$4,218	$—	$3,968	$—	$3,968
Loans held-for-sale, net	448	—	—	448	448
Finance receivables and loans, net	144,277	—	—	146,014	146,014
FHLB/FRB stock (a)	883	—	883	—	883
Financial liabilities
Deposit liabilities	$44,979	$—	$—	$44,957	$44,957
Short-term borrowings	6,252	—	—	6,264	6,264
Long-term debt	18,778	—	12,392	7,012	19,404
December 31, 2025
Financial assets
Held-to-maturity securities	$4,371	$—	$4,451	$—	$4,451
Loans held-for-sale, net	549	—	—	560	560
Finance receivables and loans, net	133,964	—	—	137,579	137,579
FHLB/FRB stock (a)	811	—	811	—	811
Financial liabilities
Deposit liabilities	$42,310	$—	$—	$42,523	$42,523
Short-term borrowings	4,695	—	—	4,706	4,706
Long-term debt	17,070	—	12,642	5,707	18,349
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
In certain instances, as it relates to our derivative instruments, we have the option to report derivative assets and liabilities as well as assets and liabilities associated with cash collateral received or delivered that is governed by a master netting agreement on a net basis as long as certain qualifying criteria are met. Similarly, for our repurchase/reverse repurchase transactions, we have the option to report recognized assets and liabilities subject to a master netting agreement on a net basis if certain qualifying criteria are met. At September 30, 2026, these instruments are reported as gross assets and gross liabilities on our Condensed Consolidated Balance Sheet. For additional information on derivative instruments and hedging activities, refer to Note 18.
The composition of offsetting derivative instruments, financial assets, and financial liabilities was as follows.

	Gross amounts of recognized assets/liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheet	Net amounts of assets/liabilities presented on the Condensed Consolidated Balance Sheet	Gross amounts not offset on the Condensed Consolidated Balance Sheet
($ in millions)				Financial instruments	Collateral (a) (b) (c)	Net amount
September 30, 2026
Assets
Derivative assets	$8	$—	$8	$—	$(6)	$2
Total assets	$8	$—	$8	$—	$(6)	$2
Liabilities
Derivative liabilities (d)	$12	$—	$12	$—	$—	$12
Securities sold under agreements to repurchase (e)	1,127	—	1,127	—	(1,119)	8
Total liabilities	$1,139	$—	$1,139	$—	$(1,119)	$20
December 31, 2025
Assets
Derivative assets	$—	$—	$—	$—	$—	$—
Total assets	$—	$—	$—	$—	$—	$—
Liabilities
Derivative liabilities	$4	$—	$4	$—	$(4)	$—
Securities sold under agreements to repurchase (e)	545	—	545	—	(545)	—
Total liabilities	$549	$—	$549	$—	$(549)	$—
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
(d)Includes derivative liabilities with no offsetting arrangements of $1 million as of September 30, 2026.
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

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q
Financial information for our reportable operating segments is summarized as follows.

Three months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2026
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,835	$55	$271	$406	$3,567
Total interest expense	1,234	13	149	150	1,546
Net depreciation expense on operating lease assets	273	—	—	—	273
Net financing revenue and other interest income	1,328	42	122	256	1,748
Other revenue	114	403	31	36	584
Total net revenue	1,442	445	153	292	2,332
Provision for credit losses	511	—	20	(2)	529
Noninterest expense
Compensation and benefits expense	175	30	19	217	441
Insurance losses and loss adjustment expenses	—	135	—	—	135
Other operating expenses
Technology and communications expenses	30	4	2	82	118
Other (b)	389	196	14	(57)	542
Total other operating expenses	419	200	16	25	660
Total noninterest expense	594	365	35	242	1,236
Income from continuing operations before income tax expense	$337	$80	$98	$52	$567
Total assets	$123,685	$9,925	$16,143	$53,532	$203,285
2025
Net financing revenue and other interest income
Total financing revenue and other interest income	$2,666	$49	$238	$434	$3,387
Total interest expense	1,128	16	127	307	1,578
Net depreciation expense on operating lease assets	225	—	—	—	225
Net financing revenue and other interest income	1,313	33	111	127	1,584
Other revenue	96	420	25	43	584
Total net revenue	1,409	453	136	170	2,168
Provision for credit losses	410	—	8	(3)	415
Noninterest expense
Compensation and benefits expense	172	29	19	227	447
Insurance losses and loss adjustment expenses	—	141	—	—	141
Other operating expenses
Technology and communications expenses	31	5	2	70	108
Other (b)	375	199	12	(42)	544
Total other operating expenses	406	204	14	28	652
Total noninterest expense	578	374	33	255	1,240
Income (loss) from continuing operations before income tax expense (benefit)	$421	$79	$95	$(82)	$513
Total assets	$113,726	$9,848	$11,343	$56,794	$191,711
(a)Net financing revenue and other interest income after the provision for credit losses totaled $1.2 billion for both the three months ended September 30, 2026 and 2025.
(b)Primarily consists of insurance commissions, advertising and marketing, and property and equipment depreciation expenses. Refer to Note 5 for additional information.

Notes to Condensed Consolidated Financial Statements (unaudited)
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, ($ in millions)	Automotive Finance operations	Insurance operations	Corporate Finance operations	Corporate and Other	Consolidated (a)
2026
Net financing revenue and other interest income
Total financing revenue and other interest income	$8,285	$155	$766	$1,200	$10,406
Total interest expense	3,540	39	415	581	4,575
Net depreciation expense on operating lease assets	810	—	—	—	810
Net financing revenue and other interest income	3,935	116	351	619	5,021
Other revenue	323	1,194	95	87	1,699
Total net revenue	4,258	1,310	446	706	6,720
Provision for credit losses	1,421	—	16	(11)	1,426
Noninterest expense
Compensation and benefits expense	543	92	65	690	1,390
Insurance losses and loss adjustment expenses	—	464	—	—	464
Other operating expenses
Technology and communications expenses	87	13	5	222	327
Other (b)	1,124	580	46	(141)	1,609
Total other operating expenses	1,211	593	51	81	1,936
Total noninterest expense	1,754	1,149	116	771	3,790
Income (loss) from continuing operations before income tax expense (benefit)	$1,083	$161	$314	$(54)	$1,504
Total assets	$123,685	$9,925	$16,143	$53,532	$203,285
2025
Net financing revenue and other interest income
Total financing revenue and other interest income	$7,840	$138	$692	$1,435	$10,105
Total interest expense	3,286	45	369	1,146	4,846
Net depreciation expense on operating lease assets	681	—	—	—	681
Net financing revenue and other interest income	3,873	93	323	289	4,578
Other revenue	290	1,206	73	(356)	1,213
Total net revenue	4,163	1,299	396	(67)	5,791
Provision for credit losses	1,231	—	20	(261)	990
Noninterest expense
Compensation and benefits expense	521	85	63	713	1,382
Insurance losses and loss adjustment expenses	—	505	—	—	505
Goodwill impairment (c)	—	—	—	305	305
Other operating expenses
Technology and communications expenses	90	14	4	204	312
Other (b)	1,053	586	42	(49)	1,632
Total other operating expenses	1,143	600	46	155	1,944
Total noninterest expense	1,664	1,190	109	1,173	4,136
Income (loss) from continuing operations before income tax expense (benefit)	$1,268	$109	$267	$(979)	$665
Total assets	$113,726	$9,848	$11,343	$56,794	$191,711
(a)Net financing revenue and other interest income after the provision for credit losses totaled $3.6 billion for both the nine months ended September 30, 2026 and 2025.
(b)Primarily consists of insurance commissions, advertising and marketing, and property and equipment depreciation expenses. Refer to Note 5 for additional information.
(c)Impairment of goodwill related to Ally Credit Card for the nine months ended September 30, 2025. Refer to Note 2 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional information on Ally Credit Card.

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
24.    Subsequent Events
Declaration of Common Dividend
On October 18, 2026, our Board declared a quarterly cash dividend of $0.35 per share on all common stock. The dividend is payable on November 16, 2026, to shareholders of record at the close of business on November 2, 2026.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2026	2025	Favorable/(unfavorable) % change	2026	2025	Favorable/(unfavorable) % change
Total net revenue
Dealer Financial Services
Automotive Finance	$1,442	$1,409	2	$4,258	$4,163	2
Insurance	445	453	(2)	1,310	1,299	1
Corporate Finance	153	136	13	446	396	13
Corporate and Other	292	170	72	706	(67)	n/m
Total	$2,332	$2,168	8	$6,720	$5,791	16
Income (loss) from continuing operations before income tax expense (benefit)
Dealer Financial Services
Automotive Finance	$337	$421	(20)	$1,083	$1,268	(15)
Insurance	80	79	1	161	109	48
Corporate Finance	98	95	3	314	267	18
Corporate and Other	52	(82)	163	(54)	(979)	94
Total	$567	$513	11	$1,504	$665	126
n/m = not meaningful
•Our Dealer Financial Services business is one of the largest full-service automotive finance operations in the country and offers a wide range of financial services and insurance products to automotive dealerships and their customers. Dealer Financial Services comprises our Automotive Finance and Insurance segments.
Our Automotive Finance operations include purchasing retail installment sales contracts and operating leases from dealers and automotive retailers, extending automotive loans directly to consumers, offering term loans to dealers, financing dealer floorplans and providing other lines of credit to dealers, offering automotive-fleet financing, providing financing to companies and municipalities for the purchase or lease of vehicles, and supplying vehicle-remarketing services. Our success as an automotive finance provider is driven by the consistent presence and breadth of products and services we offer to dealers and automotive retailers. The automotive marketplace continues to evolve, including varying levels of investment in electric vehicle technologies by automotive manufacturers and suppliers. We continue to identify and cultivate relationships with automotive retailers, including those with leading e-commerce platforms, and we also operate an online direct lending platform for consumers seeking direct financing. We believe these products enable us to respond to the ongoing trends toward more streamlined and digital automotive financing processes that serve both dealers and consumers. Additionally, we provide comprehensive automotive remarketing services, including the use of SmartAuction, our online auction platform, which efficiently supports dealer-to-dealer and other commercial wholesale vehicle transactions. SmartAuction provides diversified fee-based revenue and serves as a means of deepening relationships with our dealership customers. Beyond offering a full suite of solutions for our dealership customers, we also offer application pass-through programs for credit applications that do not meet our underwriting criteria, allowing dealers to

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
provide expanded access to credit for consumers and improve sales at their dealership. Through our pass-through programs, we are able to monetize our declined applications by generating a combination of acquisition fee and servicing revenue for loans that are originated, sold to, and serviced on behalf of third-party lenders, or one-time acquisition fees for loans funded and serviced by a third party. Our strong and expansive dealer relationships, comprehensive suite of products and services, full spectrum financing, and depth of experience position us to adapt as vehicle technologies and consumer preferences evolve. We provide automobile financing for battery electric and, to a lesser extent, plug-in hybrid vehicles, including brands such as Tesla, Jeep, Alfa Romeo, and Chevrolet. While we expect most of these vehicles to continue to be sold through dealerships and automotive retailers with whom we have established relationships, we also partner with automotive manufacturers that use a direct-to-consumer model. During the nine months ended September 30, 2026, $2.5 billion of our consumer automotive retail loan originations and purchases, and $70 million of our operating lease originations and purchases, were for battery-electric and plug-in hybrid vehicles. As of September 30, 2026, $4.5 billion of our consumer automotive finance receivables and loans had battery-electric or plug-in hybrid vehicles as the underlying collateral, and $3.6 billion of our investment in operating leases, net of accumulated depreciation, were battery-electric or plug-in hybrid vehicles. Substantially all of our investment in operating leases of battery-electric vehicles are covered by OEM residual value guarantees of approximately 50% of the vehicles’ contract residual value.
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
Our dealer F&I products are primarily distributed indirectly through the automotive dealer network, which includes approximately 1,600 dealer relationships in the U.S. where we serve 2.4 million customers. As part of our focus on offering dealers a broad range of consumer F&I products, we offer VSCs, VMCs, and GAP products. Ally Premier Protection is our flagship VSC offering, which provides coverage for new and used vehicles of virtually all makes and models offering owners and lessees mechanical repair protection and roadside assistance beyond the manufacturer’s new vehicle warranty. Our GAP products cover certain amounts owed by a customer beyond their covered vehicle’s value in the event the vehicle is damaged or stolen and declared a total loss. We offer F&I products in Canada, where we serve over 560,000 customers and are the preferred VSC and other protection plan provider for GM. Our contract to serve as the preferred VSC and protection plan provider for GM Canada extends into the third quarter of 2027.
We also underwrite ClearGuard on the SmartAuction platform, which is a protection product designed to minimize the risk to dealers from arbitration claims for eligible vehicles sold at auction. On a smaller scale, we also periodically direct write or assume other non-automotive insurance risks. For the non-automotive insurance risks, we typically perform services as an underwriting carrier for programs managed by a third party where we cede the majority of such business to external reinsurance markets.
Our dealer-centric business model, value-added products and services, full-spectrum financing, and business expertise proven over many credit cycles, make us a premier automotive finance and insurance company ready to support and strengthen approximately 21,600 active dealer relationships as of September 30, 2026. A dealer is considered to have an active relationship with us if we provided automotive financing, remarketing, or insurance services during the three months ended September 30, 2026.
•Our Corporate Finance operations primarily offer senior-secured loans to private equity sponsor-owned U.S.-based middle-market companies and to well-established asset managers that mostly provide leveraged loans. The portfolio is composed of floating-rate leveraged asset-based and cash flow/enterprise value loans. Our Corporate Finance operations had $16.1 billion of assets at September 30, 2026, and generated $446 million of total net revenue during the nine months ended September 30, 2026, and

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
continues to offer attractive returns and diversification benefits to our broader lending portfolio. Our Sponsor Finance business focuses on companies owned by private-equity sponsors with loans typically used for leveraged buyouts, refinancing and recapitalizations, mergers and acquisitions, growth, co-lending arrangements, turnarounds, and debtor-in-possession financings. Additionally, our Private Credit Finance business provides asset managers and other financing sources with facilities to partially fund their direct-lending activities. We have a commercial real estate product primarily focused on lending to skilled nursing facilities, senior housing, and medical office buildings. Additionally, we have an energy and infrastructure vertical that finances large-scale energy and infrastructure projects.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Macroeconomic Environment
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning and stress testing. This group closely monitors macroeconomic trends, such as unemployment rate and sales of new light motor vehicles, due to the nature of our business and the potential impact on us given our exposure to these trends. As of September 30, 2026, the unemployment rate remained stable at 4.2%. Sales of new light motor vehicles fell to an average annual rate of 16.2 million during the third quarter of 2026. Sales of new light motor vehicles remained below the pre-pandemic annual pace of 17.0 million in 2019, which has limited incoming used vehicle supply and supported used vehicle values.
Our baseline forecast utilized in calculating the quantitative allowance for loan losses as of September 30, 2026, anticipated the unemployment rate peaking at approximately 4.4% in the first quarter of 2027, before reverting to the historical mean of approximately 5.7% by the third quarter of 2029. Additionally, our baseline forecast anticipated GDP growth decreasing to 1.9% as measured on a quarter-over-quarter seasonally adjusted annualized rate basis in 2028, before reverting to the historical mean of approximately 2.1% by the first quarter of 2029, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis to a peak of more than 16 million units in the third quarter of 2027, before reverting to the historical mean of approximately 15 million units by the third quarter of 2029. We also maintain a qualitative allowance framework to account for ongoing risks and volatility in the macroeconomic environment, including the impacts of tariffs, persistent inflation, including the effects of elevated energy prices, elevated interest rates, consumer financial health, and geopolitical conflict and related uncertainty, each of which could adversely impact frequency of loss and LGD. Refer to the Risk Management section of this MD&A for further discussion on our allowance for loan losses.
Macroeconomic risks remain elevated due to persistent inflationary pressures, elevated energy prices, uncertainty regarding the path of interest rates and monetary policy, evolving trade policies (including tariffs), and heightened geopolitical tensions. In addition, uncertainty around the scope and timing of changes to fiscal, regulatory, and trade policies, as well as the impacts of legislative and regulatory developments, could create volatility in our baseline forecasts, particularly with respect to real GDP growth, inflation, unemployment, vehicle sales, and other consumer measures, which could materially impact our risk profile.
Risks related to geopolitical developments, including ongoing conflicts in the Middle East, could disrupt global supply chains, energy markets, and financial markets, and adversely affect economic conditions. For example, rising gasoline prices could suppress demand for vehicles which could reduce used vehicle values. Sustained increases in oil and gasoline prices could contribute to broader inflationary pressures, weaken discretionary spending, and adversely affect employment and income in certain sectors, further pressuring household budgets, and credit performance.
Risks associated with elevated interest rates, including their effects on funding costs, consumer affordability, and credit performance, as well as the possibility of further monetary policy tightening and uncertainty regarding the timing and magnitude of future interest rate changes, could further contribute to economic volatility. Persistent inflation, lower savings rates, negative real income growth, and declining consumer confidence could reduce consumers’ financial flexibility and increase their sensitivity to unemployment and other economic shocks. Risks related to the continuation or escalation of tariffs and other trade restrictions, particularly those affecting the automobile industry and related sectors, and their potential effects on inflation, global trade, new and used automobile prices and sales, consumer purchasing power, customer creditworthiness and general economic conditions, could cause our financial results to differ from the anticipated results expressed or implied in any forward-looking statements.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Consolidated Results of Operations
The following table summarizes our consolidated operating results for the periods shown. Refer to the reportable operating segment sections of the MD&A that follow for a more complete discussion of operating results by business line.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2026	2025	Favorable/(unfavorable) % change	2026	2025	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Total financing revenue and other interest income	$3,567	$3,387	5	$10,406	$10,105	3
Total interest expense	1,546	1,578	2	4,575	4,846	6
Net depreciation expense on operating lease assets	273	225	(21)	810	681	(19)
Net financing revenue and other interest income	1,748	1,584	10	5,021	4,578	10
Other revenue
Insurance premiums and service revenue earned	365	361	1	1,093	1,084	1
Loss on mortgage and automotive loans, net	(8)	(3)	(167)	(17)	(6)	(183)
Loss on extinguishment of debt	—	—	n/m	(2)	—	n/m
Other gain (loss) on investments, net	34	56	(39)	89	(382)	123
Other income, net of losses	193	170	14	536	517	4
Total other revenue	584	584	—	1,699	1,213	40
Total net revenue	2,332	2,168	8	6,720	5,791	16
Provision for credit losses	529	415	(27)	1,426	990	(44)
Noninterest expense
Compensation and benefits expense	441	447	1	1,390	1,382	(1)
Insurance losses and loss adjustment expenses	135	141	4	464	505	8
Goodwill impairment	—	—	n/m	—	305	100
Other operating expenses	660	652	(1)	1,936	1,944	—
Total noninterest expense	1,236	1,240	—	3,790	4,136	8
Income from continuing operations before income tax expense	567	513	11	1,504	665	126
Income tax expense from continuing operations	134	115	(17)	342	140	(144)
Net income from continuing operations	$433	$398	9	$1,162	$525	121
Financial ratios:
Return on average assets (a)	0.86%	0.84%	n/m	0.79%	0.37%	n/m
Return on average equity (a)	11.08%	10.56%	n/m	9.89%	4.84%	n/m
Equity to assets (a)	7.74%	7.98%	n/m	7.98%	7.72%	n/m
Common dividend payout ratio (b)	22.73%	25.21%	n/m	26.16%	62.94%	n/m
n/m = not meaningful
(a)The ratios were based on average assets and average total equity using an average daily balance methodology.
(b)The common dividend payout ratio was calculated using basic earnings per common share.
We earned net income from continuing operations of $433 million and $1.2 billion for the three months and nine months ended September 30, 2026, respectively, compared to $398 million and $525 million for the three months and nine months ended September 30, 2025. The increase for the three months ended September 30, 2026, was primarily driven by higher net financing revenue and other interest income, partially offset by higher provision expense. The increase for the nine months ended September 30, 2026, was primarily driven by higher total other revenue, higher net financing revenue and other interest income and lower total noninterest expense, partially offset by higher provision for credit losses.
Net financing revenue and other interest income increased $164 million and $443 million for the three months and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily driven by higher total financing revenue and other interest income as a result of higher average earning assets. Additionally, the increases were driven by lower total interest expense in response to lower benchmark interest rates, which decreased our cost of funds associated with our deposit liabilities. The increase for the nine months ended September 30, 2026, was partially offset by the sale of Ally Credit Card, which closed on April 1, 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Other gain on investments, net, was $34 million and $89 million for the three months and nine months ended September 30, 2026, respectively, compared to a gain of $56 million and a loss of $382 million for the three months and nine months ended September 30, 2025. The decrease in other gain on investments, net for the three months ended September 30, 2026, was driven by lower unrealized gains on equity securities. The increase for the nine months ended September 30, 2026, was primarily attributable to a balance sheet repositioning of a portion of our available-for-sale securities during the nine months ended September 30, 2025.
Other income, net of losses increased $23 million and $19 million for the three months and nine months ended September 30, 2026, respectively, compared to the three months and nine months ended September 30, 2025. The increases for the three months and nine months ended September 30, 2026, were primarily driven by service fee income resulting from the growth in financial assets transferred to a nonconsolidated SPE for which we retain the ongoing right to service the assets. The increase for the nine months ended September 30, 2026, was partially offset by lower late charges and other administrative fees as a result of the sale of Ally Credit Card and unfavorable performance from equity-method investments.
The provision for credit losses increased $114 million and $436 million for the three months and nine months ended September 30, 2026, respectively, compared to the three months and nine months ended September 30, 2025. The increase in provision for credit losses for the three months ended September 30, 2026, was primarily driven by portfolio growth within our consumer automotive portfolio. The increase in provision for credit losses for the nine months ended September 30, 2026, was primarily driven by a provision benefit within our consumer other portfolio associated with the sale of Ally Credit Card that occurred during the nine months ended September 30, 2025, and portfolio growth within our consumer automotive portfolio for the nine months ended September 30, 2026. The increase in provision for credit losses for the nine months ended September 30, 2026, was partially offset by lower net charge-offs within our consumer other portfolio as a result of the sale of Ally Credit Card and lower net charge-offs within our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Noninterest expense decreased $4 million and $346 million for the three months and nine months ended September 30, 2026, respectively, compared to the three months and nine months ended September 30, 2025. The decrease for the three months ended September 30, 2026, was primarily driven by lower compensation and benefits expense and insurance losses and loss adjustment expenses, partially offset by higher operating expenses. The decrease for the nine months ended September 30, 2026, was primarily driven by the impairment of goodwill associated with the sale of Ally Credit Card during the nine months ended September 30, 2025, as well as lower insurance losses and loss adjustment expenses during the nine months ended September 30, 2026.
We recognized total income tax expense from continuing operations of $134 million and $342 million for the three months and nine months ended September 30, 2026, respectively, compared to income tax expense of $115 million and $140 million for the same periods in 2025. The increase in income tax expense for the three months ended September 30, 2026, was primarily attributable to the tax effects of an increase in pretax earnings during the three months ended September 30, 2026. The increase for the nine months ended September 30, 2026, was primarily attributable to the tax effects of a loss on investments recognized as a result of our balance sheet repositioning of a portion of our available-for-sale securities during the nine months ended September 30, 2025, as well as the tax effects of an increase in pretax earnings during the nine months ended September 30, 2026.

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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2026	2025	Favorable/(unfavorable) % change	2026	2025	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Consumer	$2,077	$1,961	6	$6,050	$5,757	5
Commercial	368	338	9	1,054	1,008	5
Loans held-for-sale	6	2	n/m	15	7	114
Operating leases	384	365	5	1,166	1,068	9
Total financing revenue and other interest income	2,835	2,666	6	8,285	7,840	6
Interest expense	1,234	1,128	(9)	3,540	3,286	(8)
Net depreciation expense on operating lease assets (a)	273	225	(21)	810	681	(19)
Net financing revenue and other interest income	1,328	1,313	1	3,935	3,873	2
Other revenue
Loss on automotive loans, net	(7)	(3)	(133)	(18)	(5)	n/m
Other income, net of losses	121	99	22	341	295	16
Total other revenue	114	96	19	323	290	11
Total net revenue	1,442	1,409	2	4,258	4,163	2
Provision for credit losses	511	410	(25)	1,421	1,231	(15)
Noninterest expense
Compensation and benefits expense	175	172	(2)	543	521	(4)
Other operating expenses	419	406	(3)	1,211	1,143	(6)
Total noninterest expense	594	578	(3)	1,754	1,664	(5)
Income from continuing operations before income tax expense	$337	$421	(20)	$1,083	$1,268	(15)
Total assets	$123,685	$113,726	9	$123,685	$113,726	9
n/m = not meaningful
(a)Includes net remarketing losses of $16 million and $28 million for the three months and nine months ended September 30, 2026, respectively, compared to net remarketing gains of $1 million and net remarketing losses of $18 million for the three months and nine months ended September 30, 2025.
Our Automotive Finance operations earned income from continuing operations before income tax expense of $337 million and $1.1 billion for the three months and nine months ended September 30, 2026, respectively, compared to $421 million and $1.3 billion for the three months and nine months ended September 30, 2025. The decreases for the three months and nine months ended September 30, 2026, were primarily due to higher interest expense, higher provision for credit losses, and higher total noninterest expense, which were partially offset by higher total financing revenue and other interest income.
Consumer automotive loan financing revenue and other interest income increased $116 million and $293 million for the three months and nine months ended September 30, 2026, respectively, compared to the three months and nine months ended September 30, 2025. The increases for the three months and nine months ended September 30, 2026, were primarily driven by higher average consumer assets resulting from origination growth. The increase for the nine months ended September 30, 2026, was also impacted by higher portfolio yields, reflecting the replacement of maturing lower-yielding assets with higher-yielding originations following pricing actions designed to maximize risk-adjusted returns across credit tiers.
Commercial loan financing revenue and other interest income increased $30 million and $46 million for the three months and nine months ended September 30, 2026, respectively, compared to the three months and nine months ended September 30, 2025. The increases for the three months and nine months ended September 30, 2026, were primarily due to higher average outstanding commercial balances.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Interest expense increased $106 million and $254 million for the three months and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases for the three months and nine months ended September 30, 2026, were primarily driven by higher asset balances and higher funding costs, as our consumer portfolios continued to shift towards the loans and leases originated in a higher interest rate environment.
Total net operating lease revenue decreased $29 million and $31 million for the three months and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decreases in net operating lease revenue were driven by higher depreciation expense, which was partially offset by an increase in operating lease income, as compared to the same periods in 2025. Depreciation expense increased by $48 million and $129 million for the three months and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. We recognized net remarketing losses of $16 million and $28 million for the three months and nine months ended September 30, 2026, respectively, compared to net remarketing gains of $1 million and net remarketing losses of $18 million for the three months and nine months ended September 30, 2025. The increases in remarketing losses for the three months and nine months ended September 30, 2026, were primarily driven by weaker remarketing performance, as the average loss per off-lease vehicle increased for both periods. In the near term, our ability to optimize remarketing gains may be limited due to used vehicle market pressures on certain plug-in hybrid and other vehicles, which have been negatively impacted by recent vehicle recall announcements. In future periods, the volatility of remarketing gains and losses may decline as a result of the shift in our operating lease portfolio towards contracts with residual value guarantees. Additionally, as we have diversified the mix of OEMs within our operating lease portfolio, we may also see less volatility associated with those contracts without residual value guarantees. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.
The provision for credit losses increased $101 million and $190 million for the three months and nine months ended September 30, 2026, respectively, compared to the three months and nine months ended September 30, 2025. The increases were primarily driven by portfolio growth within our consumer automotive portfolio. The increase for the nine months ended September 30, 2026, was partially offset by lower net charge-offs in our consumer automotive portfolio. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $16 million and $90 million for the three months and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily due to higher direct and allocated expenses related to the growth of the business.
The following table presents the average balance and yield of the loan and operating lease portfolios of our Automotive Financing operations.

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
($ in millions)	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield	Average balance (a)	Yield
Finance receivables and loans, net (b)
Consumer automotive (c)	$89,869	9.17%	$84,590	9.20%	$87,763	9.22%	$84,067	9.16%
Commercial
Wholesale floorplan (d)	17,246	5.64	14,771	6.65	16,522	5.70	14,886	6.65
Other commercial automotive (e)	7,988	6.07	6,348	5.66	7,780	6.01	6,327	5.65
Investment in operating leases, net (f)	8,496	5.16	8,255	6.70	8,662	5.50	8,044	6.43
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
(c)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 9.20% and 9.24% for the three months and nine months ended September 30, 2026, respectively, and 9.27% and 9.24% for the three months and nine months ended September 30, 2025.
(d)Excludes the effects of derivative financial instruments designated as hedges, which is included within Corporate and Other. Including the impact of hedging activities, the yield was 5.64% and 5.63% for the three months and nine months ended September 30, 2026, respectively, and 6.42% and 6.44% for the three months and nine months ended September 30, 2025.
(e)Consists primarily of automotive dealer term loans, including those to finance dealership land and buildings, and dealer and other fleet financing.
(f)Yield includes net losses on the sale of off-lease vehicles of $16 million and $28 million for the three months and nine months ended September 30, 2026, respectively, and net gains of $1 million and net losses of $18 million for the three months and nine months ended September 30, 2025. Excluding these losses and gains on sale, the yield was 5.91% and 5.93% for the three months and nine months ended September 30, 2026, respectively, compared to 6.64% and 6.72% for the three months and nine months ended September 30, 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
During the three months and nine months ended September 30, 2026, our portfolio yield for consumer automotive loans excluding the impact of hedging activities, decreased 3 and increased 6 basis points, respectively, as compared to the same periods in 2025. The decrease for the three months ended September 30, 2026, was primarily driven by portfolio mix, as we continue to originate the majority of our consumer automotive loans within the S and A credit tiers. The increase for the nine months ended September 30, 2026, was primarily driven by a shift in portfolio mix as higher yielding originations replace the maturity of lower yielding assets resulting from pricing actions due to our deliberate focus on maximizing risk-adjusted returns across our credit tiers. We utilize hedging strategies in order to mitigate interest rate risks, the effects of derivative financial instruments designated as hedges are included within Corporate and Other. Refer to Note 18 to the Condensed Consolidated Financial Statements for further discussion.
During the three months and nine months ended September 30, 2026, our portfolio yield for commercial wholesale floorplan loans, excluding the impact of hedging activities decreased 101 and 95 basis points, respectively, as compared to the same periods in 2025. The decreases were primarily due to lower benchmark interest rates, as our commercial wholesale floorplan loans are generally variable-rate.
Our portfolio yield for investment in operating leases, net, including gains and losses on the sale of off-lease vehicles, decreased 154 and 93 basis points to 5.16% and 5.50% for the three months and nine months ended September 30, 2026, respectively, as compared to 6.70% and 6.43% for the three months and nine months ended September 30, 2025. The decreases were primarily due to higher depreciation expense. In the near term, our ability to optimize remarketing gains may be limited due to used vehicle market pressures on certain plug-in hybrid and other vehicles, which have been negatively impacted by recent vehicle recall announcements. In future periods, the volatility of remarketing gains and losses may decline as a result of the shift in our operating lease portfolio towards contracts with residual value guarantees. Additionally, as we have diversified the mix of OEMs within our operating lease portfolio, we may also see less volatility associated with those contracts without residual value guarantees. Refer to the Operating Lease Residual Risk Management section of this MD&A for further discussion.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Automotive Financing Volume
Consumer Automotive Financing
The following table presents retail loan originations and purchases by credit tier and product type.

	Used retail			New retail
Credit Tier (a)	Volume ($ in billions)	% Share of volume	Average FICO®	Volume ($ in billions)	% Share of volume	Average FICO®
Three months ended September 30, 2026
S	$3.1	38	759	$2.4	57	772
A	3.5	43	685	1.6	38	685
B	1.1	13	636	0.2	5	641
C	0.3	4	592	—	—	622
D	0.1	1	554	—	—	568
E	0.1	1	537	—	—	545
Total retail loan originations	$8.2	100	698	$4.2	100	730
Three months ended September 30, 2025
S	$2.6	37	759	$1.7	55	769
A	2.9	42	687	1.1	35	687
B	1.0	15	641	0.3	10	650
C	0.3	4	604	—	—	615
D	0.1	1	573	—	—	579
E	0.1	1	552	—	—	554
Total retail loan originations	$7.0	100	702	$3.1	100	725
Nine months ended September 30, 2026
S	$9.0	37	760	$6.8	58	773
A	10.0	41	686	4.1	35	685
B	3.5	15	636	0.7	6	643
C	1.1	5	592	0.1	1	618
D	0.3	1	553	—	—	574
E	0.2	1	535	—	—	553
Total retail loan originations	$24.1	100	699	$11.7	100	730
Nine months ended September 30, 2025
S	$7.5	37	762	$5.0	55	771
A	8.5	42	689	3.3	36	687
B	2.9	15	644	0.7	8	650
C	0.8	4	607	0.1	1	611
D	0.3	1	573	—	—	571
E	0.1	1	553	—	—	553
Total retail loan originations	$20.1	100	704	$9.1	100	726
(a)Represents Ally’s internal credit score, incorporating numerous borrower and structure attributes including: severity and aging of delinquency; number of credit inquiries; LTV ratio; term; payment-to-income ratio; and debt-to-income ratio. We periodically update our underwriting scorecard, which can have an impact on our credit tier scoring.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total retail loan originations and purchases, in dollars, by the loan term in months.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
0–71	16%	17%	17%	17%
72–75	58	60	59	60
76 +	26	23	24	23
Total retail loan originations	100%	100%	100%	100%
Retail loan originations with a term of 76 months or more represented 26% and 24% of total retail loan originations for the three months and nine months ended September 30, 2026, respectively, compared to 23% for both the three months and nine months ended September 30, 2025. Substantially all the loans originated with a term of 76 months or more during both the three months and nine months ended September 30, 2026, and 2025, were considered to be prime and in credit tiers S, A, or B. Our underwriting processes are designed to consider various deal structure variables—such as payment-to-income, LTV, debt-to-income, and FICO® score—that compensate for longer loan terms and mitigate layered risk.
During the three months ended September 30, 2026, approximately 84% of our used retail loan originations were for vehicles with a model year of 2020 or newer. According to the Bureau of Transportation Statistics, the average age of light vehicles in operation in the United States during 2025 was approximately 13 years. Substantially all used retail loan originations with a term of 76 months or more during the three months ended September 30, 2026, were for vehicles with a model year of 2020 or newer.
The following table presents the percentage of total outstanding retail loans by origination year.

September 30,	2026	2025
Pre-2022	4%	10%
2022	7	13
2023	10	18
2024	16	27
2025	28	32
2026	35	—
Total retail	100%	100%
The following tables present the total retail loan and operating lease origination and purchase dollars and percentage mix by product type and by channel.

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2026	2025	2026	2025
Used retail	$8,225	$7,038	64	60
New retail	4,213	3,130	32	27
Lease	474	1,527	4	13
Total consumer automotive financing originations (a)	$12,912	$11,695	100	100
(a)Includes CSG originations of $1.1 billion and $1.0 billion for the three months ended September 30, 2026, and 2025, respectively.

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2026	2025	2026	2025
Used retail	$24,066	$20,143	64	61
New retail	11,660	9,170	31	28
Lease	1,932	3,533	5	11
Total consumer automotive financing originations (a)	$37,658	$32,846	100	100
(a)Includes CSG originations of $3.5 billion and $2.8 billion for the nine months ended September 30, 2026, and 2025, respectively.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Consumer automotive financing originations		% Share of Ally originations
Three months ended September 30, ($ in millions)	2026	2025	2026	2025
GM dealers	$2,814	$2,718	22	23
Stellantis dealers	1,594	1,472	12	13
Other dealers and automotive retailers
OEM-franchised dealers (a)	4,878	4,734	38	40
Non-OEM-franchised dealers and automotive retailers	3,626	2,771	28	24
Total other dealers and automotive retailers	8,504	7,505	66	64
Total consumer automotive financing originations	$12,912	$11,695	100	100
(a)Includes automotive manufacturers with a direct-to-consumer model.

	Consumer automotive financing originations		% Share of Ally originations
Nine months ended September 30, ($ in millions)	2026	2025	2026	2025
GM dealers	$8,488	$7,461	23	23
Stellantis dealers	4,591	4,222	12	13
Other dealers and automotive retailers
OEM-franchised dealers (a)	14,001	13,424	37	41
Non-OEM-franchised dealers and automotive retailers	10,578	7,739	28	23
Total other dealers and automotive retailers	24,579	21,163	65	64
Total consumer automotive financing originations	$37,658	$32,846	100	100
(a)Includes automotive manufacturers with a direct-to-consumer model.
Total consumer automotive loan and operating lease originations increased $1.2 billion and $4.8 billion for the three months and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily driven by strategic partnerships, strong dealer engagement, and growth in application volume from our dealer network.
We have included origination metrics by loan term and FICO® Score within this MD&A. In addition, we employ our own risk evaluation, including proprietary risk models, in evaluating credit risk, as described in the section titled Automotive Financing Volume—Acquisition and Underwriting within the MD&A of our 2025 Annual Report on Form 10-K.
The following tables present the percentage of retail loan and operating lease originations and purchases, in dollars, by FICO® Score and product type. We define prime consumer automotive loans primarily as those loans with a FICO® Score at origination of 620 or greater.

	Used retail		New retail		Lease
Three months ended September 30,	2026	2025	2026	2025	2026	2025
760 +	24%	24%	34%	30%	35%	48%
720–759	14	14	14	13	15	18
660–719	27	28	22	25	25	22
620–659	17	18	13	16	15	8
540–619	12	10	5	4	7	3
< 540	3	2	1	—	—	—
Unscored (a)	3	4	11	12	3	1
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	Used retail		New retail		Lease
Nine months ended September 30,	2026	2025	2026	2025	2026	2025
760 +	24%	24%	34%	31%	38%	50%
720–759	14	14	13	13	15	18
660–719	27	28	22	25	24	21
620–659	17	18	13	15	14	7
540–619	12	10	5	4	6	3
< 540	3	2	1	—	—	—
Unscored (a)	3	4	12	12	3	1
Total consumer automotive financing originations	100%	100%	100%	100%	100%	100%
(a)Unscored are primarily CSG contracts with business entities that have no FICO® Score.
Originations with a FICO® Score of less than 620 (considered nonprime) represented 11% of total consumer loan and operating lease originations for both the three months and nine months ended September 30, 2026, compared to 9% for both the three months and nine months ended September 30, 2025, reflecting our strategy to focus on maximizing risk-adjusted returns across our credit tiers. Consumer loans and operating leases with FICO® Scores of less than 540 represented 2% of total originations for both of the three months and nine months ended September 30, 2026, as compared to 1% for both the three months and nine months ended September 30, 2025. Nonprime applications are subject to more stringent underwriting criteria (for example, maximum payment-to-income ratio, maximum debt-to-income ratio, and maximum amount financed), and our nonprime loan portfolio generally does not include any loans with a term of 76 months or more. The carrying value of our held-for-investment, nonprime consumer automotive loans before allowance for loan losses was $10.1 billion and $8.6 billion at September 30, 2026, and December 31, 2025, respectively, or approximately 11.0% and 10.1% of our total consumer automotive loans at September 30, 2026, and December 31, 2025, respectively. For discussion of our credit-risk-management practices and performance, refer to the section below titled Risk Management.
During the third quarter of 2026, we amended our agreement with Carvana, a leading e-commerce platform focused on buying and selling used vehicles. Specifically, we increased our committed facility by $2.0 billion to a maximum of $8.0 billion to support our continued efforts to optimize risk-adjusted returns. This commitment is effective for 364 days. As part of the agreement, we are committed to purchase finance receivables, related to both new and used vehicles, on a periodic basis within prescribed eligibility requirements and risk appetite, consistent with purchase practices in prior years. All the finance receivables purchased through this channel are included in non-OEM-franchised dealers and automotive retailers in our consumer origination metrics. While different vintages and credit tiers exhibit varying performance, collectively to date, finance receivables purchased from Carvana have generally exhibited consistent delinquency and loss performance compared to loans with similar credit characteristics acquired through our indirect dealer channel. Consumer finance receivables and loans sourced from Carvana represented 12.7% and 10.4% of our total consumer automotive finance receivables and loans as of September 30, 2026, and December 31, 2025, respectively. Loan purchases from Carvana were 15% of our total consumer automotive financing originations during both the three months and nine months ended September 30, 2026, as compared to 11% and 10% for the same periods in 2025.
For discussion of manufacturer marketing incentives, refer to the section titled Automotive Financing Volume—Manufacturer Marketing Incentives within the MD&A of our 2025 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Commercial Wholesale Financing Volume
The following table presents the percentage of average balance of our commercial wholesale floorplan finance receivables, in dollars, by product type and by channel.

	Average balance
	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Stellantis new vehicles	32%	29%	31%	29%
GM new vehicles	27	27	26	28
Other new vehicles	21	23	23	23
Used vehicles	20	21	20	20
Total	100%	100%	100%	100%
Total commercial wholesale finance receivables	$17,246	$14,771	$16,522	$14,886
Average commercial wholesale financing receivables outstanding increased $2.5 billion and $1.6 billion during the three months and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to an increase within the Stellantis dealer channel.
Carvana's commercial line of credit totals $1.5 billion, with a scheduled maturity in the second quarter of 2027. The line of credit represents a commitment to fund Carvana’s wholesale floorplan financing of used vehicles and is consistent in form and structure with our other wholesale floorplan financing arrangements. This includes the line of credit being fully collateralized to mitigate counterparty credit risk in the event of a default. At September 30, 2026, Carvana’s gross wholesale floorplan assets outstanding balance was $71 million.
Other Commercial Automotive Financing
We also provide other forms of commercial financing for the automotive industry including automotive dealer term and revolving loans and automotive fleet financing. Automotive dealer term and revolving loans are loans that we make to dealers to finance other aspects of the dealership business, including acquisitions. These loans are usually secured by real estate or other dealership assets and are typically personally guaranteed by the individual owners of the dealership. Additionally, these loans generally include cross-collateral and cross-default provisions. Automotive fleet financing credit lines may be obtained by dealers, their affiliates, and other independent companies that are used to purchase vehicles, which they lease or rent to others. The average balance of other commercial automotive loans increased $1.6 billion and $1.5 billion for the three months and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, to an average balance of $8.0 billion and $7.8 billion for the three months and nine months ended September 30, 2026.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Insurance
Results of Operations
The following table summarizes the operating results of our Insurance operations. The amounts presented are before the elimination of balances and transactions with our other reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2026	2025	Favorable/(unfavorable) % change	2026	2025	Favorable/(unfavorable) % change
Insurance premiums and other income
Insurance premiums and service revenue earned	$365	$361	1	$1,093	$1,084	1
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net (a)	42	33	27	116	93	25
Other gain on investments, net (b)	34	56	(39)	89	111	(20)
Other income, net of losses	4	3	33	12	11	9
Total insurance premiums and other income	445	453	(2)	1,310	1,299	1
Expense
Insurance losses and loss adjustment expenses	135	141	4	464	505	8
Acquisition and underwriting expense
Compensation and benefits expense	30	29	(3)	92	85	(8)
Insurance commissions expense	151	158	4	453	474	4
Other expenses	49	46	(7)	140	126	(11)
Total acquisition and underwriting expense	230	233	1	685	685	—
Total expense	365	374	2	1,149	1,190	3
Income from continuing operations before income tax expense	$80	$79	1	$161	$109	48
Total assets	$9,925	$9,848	1	$9,925	$9,848	1
Insurance premiums and service revenue written	$388	$385	1	$1,159	$1,119	4
Combined ratio (c)	98.6%	102.6%		103.8%	108.7%
(a)Includes interest expense of $13 million and $39 million for the three months and nine months ended September 30, 2026, respectively, and $16 million and $45 million for the three months and nine months ended September 30, 2025.
(b)Includes net unrealized gains on equity securities of $5 million and net unrealized losses of $25 million for the three months and nine months ended September 30, 2026, respectively, and net unrealized gains of $27 million and $43 million for the three months and nine months ended September 30, 2025.
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
Our Insurance operations earned income from continuing operations before income tax expense of $80 million and $161 million for the three months and nine months ended September 30, 2026, respectively, compared to $79 million and $109 million for the three months and nine months ended September 30, 2025. The increase for the nine months ended September 30, 2026, was primarily driven by lower insurance losses and loss adjustment expenses, higher interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net, and lower insurance commissions expense. The increase was partially offset by lower other gain on investments, net.
Insurance premiums and service revenue earned was $365 million and $1.1 billion for the three months and nine months ended September 30, 2026, respectively, compared to $361 million and $1.1 billion for the three months and nine months ended September 30, 2025. The increase for the three months ended September 30, 2026, was primarily due to higher GAP, other ancillary F&I products and P&C volume. The increase was partially offset by lower VSC volume and other premium volume.
Interest and dividends on investment securities, cash and cash equivalents, and other earning assets, net was $42 million and $116 million for the three months and nine months ended September 30, 2026, respectively, compared to $33 million and $93 million for the three months and nine months ended September 30, 2025. The increases for the three months and nine months ended September 30, 2026, were primarily due to investing in debt securities at higher interest rates as opportunities were available in the market.
Other gain on investments, net was $34 million and $89 million for the three months and nine months ended September 30, 2026, respectively, compared to $56 million and $111 million for the three months and nine months ended September 30, 2025. This included realized gains of $29 million and $114 million during the three months and nine months ended September 30, 2026, respectively, compared to

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
$28 million and $68 million for the three months and nine months ended September 30, 2025. The decreases in other gain on investments, net for the three months and nine months ended September 30, 2026, were driven by unfavorable unrealized performance on equity securities.
Insurance losses and loss adjustment expenses totaled $135 million and $464 million for the three months and nine months ended September 30, 2026, respectively, compared to $141 million and $505 million for the three months and nine months ended September 30, 2025. The decrease for the three months ended September 30, 2026, was primarily due to lower VSC losses. The decrease for the nine months ended September 30, 2026, was primarily due to lower weather-related losses. Weather-related loss and loss adjustment expenses from our vehicle inventory insurance business were $22 million and $137 million during the three months and nine months ended September 30, 2026, respectively, compared to $22 million and $171 million during the three months and nine months ended September 30, 2025. We utilized our excess of loss reinsurance and ceded weather-related losses on our vehicle inventory insurance business during the first quarter of 2025, as losses exceeded the retention limit, helping to partially mitigate the impact of weather-related losses, primarily due to severe hailstorms. In April 2026, we renewed our annual excess of loss reinsurance agreement and continue to utilize this coverage for our vehicle inventory insurance to manage our risk of weather-related losses, under which retention limits vary for each quarter.
Our combined ratio was 98.6% and 103.8% for the three months and nine months ended September 30, 2026, respectively, compared to 102.6% and 108.7% for the three months and nine months ended September 30, 2025. The decrease for the three months ended September 30, 2026, was primarily driven by lower insurance commissions expense and higher F&I earned premiums. The decrease for the nine months ended September 30, 2026, was primarily driven by lower weather-related losses, as well as higher F&I earned premiums.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Finance and insurance products
Vehicle service contracts	$168	$169	$496	$514
Guaranteed asset protection and other finance and insurance products (a)	108	91	307	248
Total finance and insurance products	276	260	803	762
Property and casualty insurance (b)	111	108	351	323
Other premium and service revenue written (c)	1	17	5	34
Total	$388	$385	$1,159	$1,119
(a)Other financial and insurance products include VMCs, ClearGuard, and other ancillary products.
(b)P&C insurance includes vehicle inventory insurance and dealer ancillary products including property and liability coverage earned on a straight-line basis.
(c)Primarily includes non-automotive assumed reinsurance and revenue associated with performing services as an underwriting carrier.
Premium and service revenue written was $388 million and $1.2 billion for the three months and nine months ended September 30, 2026, respectively, compared to $385 million and $1.1 billion for the three months and nine months ended September 30, 2025. The increases for the three months and nine months ended September 30, 2026, were primarily due to growth in our GAP and other ancillary F&I products, as well as growth in our P&C insurance. The increases were partially offset by lower VSC volume.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes the composition of our Insurance operations cash and investment portfolio at fair value.

($ in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents
Noninterest-bearing cash	$60	$120
Interest-bearing cash	637	508
Total cash and cash equivalents	697	628
Equity securities	779	875
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	621	597
U.S. States and political subdivisions	207	314
Foreign government	188	188
Agency mortgage-backed residential	1,194	1,129
Mortgage-backed residential	171	198
Corporate debt	1,860	1,912
Total available-for-sale securities (amortized cost basis of $4,739 and $4,609)	4,241	4,338
Total cash, cash equivalents, and securities	$5,717	$5,841
In addition to these cash and investment securities, the Insurance segment has interest-bearing intercompany arrangements with Corporate and Other, callable on demand. The intercompany loan balance due to Insurance was $865 million and $807 million at September 30, 2026, and December 31, 2025, respectively, and related interest income of $7 million and $18 million was recognized for the three months and nine months ended September 30, 2026, respectively, compared to $5 million and $14 million for the three months and nine months ended September 30, 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Corporate Finance
Results of Operations
The following table summarizes the activities of our Corporate Finance operations. The amounts presented are before the elimination of balances and transactions with our reportable segments.

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2026	2025	Favorable/(unfavorable) % change	2026	2025	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans	$267	$236	13	$758	$686	10
Interest on loans held-for-sale	4	2	100	8	6	33
Interest expense	149	127	(17)	415	369	(12)
Net financing revenue and other interest income	122	111	10	351	323	9
Total other revenue	31	25	24	95	73	30
Total net revenue	153	136	13	446	396	13
Provision for credit losses	20	8	(150)	16	20	20
Noninterest expense
Compensation and benefits expense	19	19	—	65	63	(3)
Other operating expenses	16	14	(14)	51	46	(11)
Total noninterest expense	35	33	(6)	116	109	(6)
Income from continuing operations before income tax expense	$98	$95	3	$314	$267	18
Total assets	$16,143	$11,343	42	$16,143	$11,343	42
Our Corporate Finance operations earned income from continuing operations before income tax expense of $98 million and $314 million for the three months and nine months ended September 30, 2026, respectively, compared to $95 million and $267 million for the three months and nine months ended September 30, 2025. The increases for the three months and nine months ended September 30, 2026, were primarily due to higher net financing revenue and other interest income, and higher total other revenue. The increase for the three months ended September 30, 2026, was partially offset by higher provision for credit losses.
Net financing revenue and other interest income was $122 million and $351 million for the three months and nine months ended September 30, 2026, respectively, compared to $111 million and $323 million for the three months and nine months ended September 30, 2025. The increases for the three months and nine months ended September 30, 2026, were primarily due to higher interest and fees on finance receivables and loans, driven by portfolio growth, partially offset by higher interest expense.
Other revenue increased $6 million and $22 million for the three months and nine months ended September 30, 2026, respectively, compared to the three months and nine months ended September 30, 2025. The increases were primarily driven by higher gains on nonmarketable equity investments and higher fee income.
The provision for credit losses increased $12 million and decreased $4 million for the three months and nine months ended September 30, 2026, respectively, compared to the three months and nine months ended September 30, 2025. The increase for the three months ended September 30, 2026, was primarily driven by portfolio growth. The decrease for the nine months ended September 30, 2026, was primarily driven by lower specific reserves, including the favorable resolution of one exposure in our legacy health care cash flow vertical. This resolution resulted in a partial charge-off and release of the remaining related specific reserve, reducing provision expense. The decrease for the nine months ended September 30, 2026, was partially offset by portfolio growth. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense increased $2 million and $7 million for the three months and nine months ended September 30, 2026, respectively, compared to the three months and nine months ended September 30, 2025. The increases were primarily due to higher direct and allocated expenses related to the growth of the business.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Credit Portfolio
The following table presents loans held-for-sale, the amortized cost basis of finance receivables and loans outstanding, unfunded lending commitments, and total serviced loans of our Corporate Finance operations. As of September 30, 2026, 69% of our loans and 67% of our lending commitments were asset based, with all in a first-lien position. Additionally, total criticized exposures were 7.9% and 9.7% of total Corporate Finance finance receivables and loans at September 30, 2026, and December 31, 2025, respectively.

($ in millions)	September 30, 2026	December 31, 2025
Loans held-for-sale, net	$274	$87
Finance receivables and loans (a)	$15,840	$12,930
Unfunded lending commitments (b)	$9,292	$8,526
Total serviced loans	$17,636	$15,127
(a)Includes $12.3 billion and $10.2 billion of commercial and industrial loans at September 30, 2026, and December 31, 2025, respectively, and $3.5 billion and $2.7 billion of commercial real estate loans at September 30, 2026, and December 31, 2025, respectively. Our commercial real estate loans are primarily focused on lending to skilled nursing facilities, senior housing, and medical office buildings.
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

	September 30, 2026	December 31, 2025
Industry
Financial services (a)	45.0%	43.0%
Health services	21.5	20.7
Services	10.8	13.2
Chemicals and metals	6.2	7.1
Machinery, equipment, and electronics	4.1	5.5
Automotive and transportation	4.1	4.6
Wholesale	1.9	2.7
Paper, printing, and publishing	1.9	0.2
Other manufactured products	1.4	0.7
Electric, gas, and sanitary services	1.2	0.3
Construction	1.1	1.2
Other	0.8	0.8
Total finance receivables and loans	100.0%	100.0%
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

	Three months ended September 30,			Nine months ended September 30,
($ in millions)	2026	2025	Favorable/(unfavorable) % change	2026	2025	Favorable/(unfavorable) % change
Net financing revenue and other interest income
Interest and fees on finance receivables and loans (a)	$117	$134	(13)	$355	$542	(35)
Interest on loans held-for-sale	3	2	50	11	4	175
Interest and dividends on investment securities and other earning assets (b)	210	211	—	607	619	(2)
Interest on cash and cash equivalents	76	87	(13)	227	270	(16)
Total financing revenue and other interest income	406	434	(6)	1,200	1,435	(16)
Interest expense
Original issue discount amortization (c)	21	19	(11)	61	55	(11)
Other interest expense (d)	129	288	55	520	1,091	52
Total interest expense	150	307	51	581	1,146	49
Net financing revenue and other interest income	256	127	102	619	289	114
Other revenue
(Loss) gain on mortgage and automotive loans, net	(1)	—	n/m	1	(1)	n/m
Loss on extinguishment of debt	—	—	n/m	(2)	—	n/m
Other loss on investments, net	—	—	n/m	—	(493)	100
Other income, net of losses	37	43	(14)	88	138	(36)
Total other revenue	36	43	(16)	87	(356)	124
Total net revenue	292	170	72	706	(67)	n/m
Provision for credit losses	(2)	(3)	(33)	(11)	(261)	(96)
Total noninterest expense (e)	242	255	5	771	1,173	34
Income (loss) from continuing operations before income tax expense (benefit)	$52	$(82)	163	$(54)	$(979)	94
Total assets	$53,532	$56,794	(6)	$53,532	$56,794	(6)
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
(c)Amortization is included as interest on long-term debt in our Condensed Consolidated Statement of Comprehensive (Loss) Income.
(d)Includes the residual impacts of our FTP methodology and impacts of hedging activities of certain debt obligations.
(e)Includes reductions of $242 million and $716 million for the three months and nine months ended September 30, 2026, respectively, and $233 million and $661 million for the three months and nine months ended September 30, 2025, related to the allocation of COH expenses to other segments. The receiving segments record their allocation of COH expense within other operating expense.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes total assets for Corporate and Other.

($ in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents and securities	$29,329	$32,408
Other investments	3,756	3,605
Mortgage finance receivables and loans, net	14,640	15,560
Other (a)	5,807	5,756
Total assets	$53,532	$57,329
(a)Primarily includes net deferred tax assets and net property and equipment. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information.
The following table presents the scheduled remaining amortization of the original issue discount at September 30, 2026.

Year ended December 31, ($ in millions)	2026	2027	2028	2029	2030	2031 and thereafter (a)	Total
Original issue discount
Outstanding balance at year end	$606	$512	$405	$282	$139	$—
Total amortization (b)	22	94	107	123	143	139	$628
(a)The maximum annual scheduled amortization for any individual year is $143 million in 2030.
(b)The amortization is included as interest on long-term debt in the Condensed Consolidated Statement of Comprehensive (Loss) Income.
Corporate and Other earned income from continuing operations before income tax expense of $52 million and incurred a loss of $54 million for the three months and nine months ended September 30, 2026, respectively, compared to losses of $82 million and $979 million for the three months and nine months ended September 30, 2025. The increase in income for the three months ended September 30, 2026, was primarily driven by lower total interest expense and lower total noninterest expense, partially offset by lower total financing revenue and other interest income. The decrease in loss for the nine months ended September 30, 2026, was primarily driven by lower total interest expense, higher total other revenue, and lower total noninterest expense, partially offset by higher provision for credit losses and lower total financing revenue and other interest income.
Total financing revenue and other interest income was $406 million and $1.2 billion for the three months and nine months ended September 30, 2026, respectively, compared to $434 million and $1.4 billion for the three months and nine months ended September 30, 2025. The decreases for the three months and nine months ended September 30, 2026, were driven by lower income from our hedging activities, and the continued run-off of our consumer mortgage portfolio. Additionally, the decrease for the nine months ended September 30, 2026, was primarily driven by lower average assets due to the sale of Ally Credit Card on April 1, 2025.
Total interest expense decreased $157 million and $565 million for the three months and nine months ended September 30, 2026, respectively, compared to the three months and nine months ended September 30, 2025. Interest expense in our Corporate and Other segment includes our external borrowing costs less the amount charged to our operating segments, which is based on our FTP methodology. The decreases in interest expense for the three months and nine months ended September 30, 2026, were primarily driven by a lower interest rate environment. Additionally, the decrease for the nine months ended September 30, 2026, was also driven by the sale of Ally Credit Card.
Total other revenue decreased $7 million and increased $443 million for the three months and nine months ended September 30, 2026, respectively, compared to the three months and nine months ended September 30, 2025. The decrease for the three months ended September 30, 2026, was primarily driven by lower interchange income and other fee income. The increase for the nine months ended September 30, 2026, was primarily driven by a balance sheet repositioning of a portion of our available-for-sale securities during the first quarter of 2025.
The provision for credit losses increased $1 million and $250 million for the three months and nine months ended September 30, 2026, respectively, compared to the three months and nine months ended September 30, 2025. The increase for the nine months ended September 30, 2026, was primarily driven by a provision benefit within our consumer other portfolio associated with the sale of Ally Credit Card that occurred during the nine months ended September 30, 2025. Refer to the Risk Management section of this MD&A for further discussion on our provision for credit losses.
Total noninterest expense decreased $13 million and $402 million for the three months and nine months ended September 30, 2026, respectively, compared to the three months and nine months ended September 30, 2025. The decrease for the three months ended September 30, 2026, was primarily driven by lower compensation and benefits. The decrease for the nine months ended September 30, 2026, was primarily driven by the impairment of goodwill associated with the sale of Ally Credit Card that occurred during the nine months ended September 30, 2025, and lower other operating expenses due to the sale of Ally Credit Card. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information on the impairment of goodwill.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Cash and Securities
The following table summarizes the composition of the cash and securities portfolio at fair value for Corporate and Other.

($ in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents
Noninterest-bearing cash	$248	$285
Interest-bearing cash	6,894	9,117
Total cash and cash equivalents	7,142	9,402
Available-for-sale securities
Debt securities
U.S. Treasury and federal agencies	1,954	1,682
U.S. States and political subdivisions	189	237
Agency mortgage-backed residential	10,841	11,772
Agency mortgage-backed commercial	4,984	4,932
Asset-backed	1	12
Total available-for-sale securities (amortized cost basis of $21,527 and $21,216)	17,969	18,635
Held-to-maturity securities
Debt securities
Agency mortgage-backed residential	1,157	1,154
Mortgage-backed residential	2,780	3,246
Asset-backed retained notes	31	51
Total held-to-maturity securities (amortized cost basis of $4,218 and $4,371)	3,968	4,451
Total cash, cash equivalents, and securities	$29,079	$32,488
Other Investments
The following table summarizes other investments at carrying value for Corporate and Other. Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for further information on these investments.

($ in millions)	September 30, 2026	December 31, 2025
Other assets
Proportional amortization investments (a)	$2,124	$2,094
Nonmarketable equity investments	924	854
Equity-method investments (b)	708	657
Total other investments	$3,756	$3,605
(a)Proportional amortization investments includes qualifying LIHTC, NMTC, and HTC investments.
(b)Primarily comprises 94 and 82 investments made in connection with our CRA program at September 30, 2026, and December 31, 2025, respectively. The carrying value of these investments was $697 million and $647 million at September 30, 2026, and December 31, 2025, respectively.
Nonmarketable equity investments and equity-method investments include strategic investments made through Ally Ventures. Ally Ventures identifies, invests in, and builds relationships with key startups. At September 30, 2026, the carrying value of investments made through Ally Ventures was $35 million, comprising 16 investments, as compared to $38 million, comprising 18 investments at December 31, 2025. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information.

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

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Trading days (a)	64.0	62.0	61.0	63.0	63.5
Average customer trades per day, (in thousands)	23.0	27.5	26.6	26.3	26.6
Funded accounts (b) (in thousands)	542	542	536	534	534
Total net customer assets (b) ($ in millions)	$23,102	$22,997	$20,123	$21,056	$21,049
Total customer cash balances (b) ($ in millions)	$1,463	$1,506	$1,463	$1,509	$1,508
(a)Represents the number of days the NYSE and other U.S. stock exchange markets are open for trading. A half day represents a day when the U.S. markets close early.
(b)Represents activity across the brokerage, robo and advisory portfolios.
During the three months ended September 30, 2026, total funded accounts were consistent with the prior quarter and increased 1% from the third quarter of 2025. Average customer trades per day decreased 16% from the prior quarter and decreased 14% from the third quarter of 2025, driven by evolving market conditions and customer engagement. Additionally, net customer assets were stable from the prior quarter and increased 10% from the third quarter of 2025, as a result of changes in equity market valuations.
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

Product	Net UPB (a) ($ in millions)	% of total net UPB	WAC	Net premium (discount) ($ in millions)	Average refreshed LTV (b)	Average refreshed FICO® (c)
September 30, 2026
Fixed-rate	$14,662	100	3.13%	$(12)	44.73%	782
December 31, 2025
Fixed-rate	$15,583	100	3.14%	$(11)	46.31%	782
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
Our operational and information technology/cybersecurity/data risks continue to evolve as technological innovation accelerates. For example, frontier and other emerging AI models continue to change the risk landscape across the financial services industry, increasing the speed, scale, sophistication, and complexity of cyber threats. As these technologies advance, organizations (including us) may be required to identify, assess, and respond to emerging risks more quickly, which may require prioritizing security over other business activities. The broad availability of increasingly capable open-source AI models and other emerging technologies increases the ability of threat actors to develop, scale, and automate cyberattacks and other malicious activities. We actively monitor advances in frontier and other emerging AI and evaluate how evolving AI capabilities may be incorporated into our risk management framework. Maintaining vigilance regarding these developments is an important component of effectively managing cyber threats, and failure to do so could diminish our ability to identify and respond to cyber threats in a timely manner. These technologies may also increase operational, third-party, governance, and resiliency risks and may require ongoing enhancements to our risk management, oversight, controls, and cybersecurity capabilities.
For more information on our risk management process, refer to the Risk Management MD&A section of our 2025 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Loan and Operating Lease Exposure
The following table summarizes the exposures from our loan and operating-lease activities based on our reportable operating segments.

($ in millions)	September 30, 2026	December 31, 2025
Finance receivables and loans
Automotive Finance (a)	$117,194	$108,711
Insurance (b)	1	8
Corporate Finance	15,840	12,930
Corporate and Other (c)	14,924	15,805
Total finance receivables and loans	147,959	137,454
Loans held-for-sale
Automotive Finance	50	12
Corporate Finance	274	87
Corporate and Other	124	450
Total loans held-for-sale	448	549
Total on-balance-sheet loans	148,407	138,003
Off-balance-sheet securitized loans
Automotive Finance	611	1,002
Whole-loan sales
Automotive Finance	4,253	2,190
Total off-balance-sheet loans (d)	4,864	3,192
Operating lease assets
Automotive Finance	8,288	8,772
Total operating lease assets	8,288	8,772
Total loan and operating lease exposure	$161,559	$149,967
(a)Includes a liability of $42 million and an asset of $7 million associated with fair value hedging adjustments at September 30, 2026, and December 31, 2025, respectively. Refer to Note 18 to the Condensed Consolidated Financial Statements for additional information.
(b)Represents insurance advance agreements with dealers that we administer through a noninsurance entity. These advances are included within our automotive commercial and industrial portfolio class.
(c)Primarily includes our consumer mortgage portfolio at both September 30, 2026, and December 31, 2025.
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
We employ an internal team of economists to enhance our planning and forecasting capabilities. This team conducts industry and market research, monitors economic risks, and helps support various forms of scenario planning and stress testing. This group closely monitors macroeconomic trends, such as unemployment rate and sales of new light motor vehicles, due to the nature of our business and the potential impact on us given our exposure to these trends. As of September 30, 2026, the unemployment rate remained stable at 4.2%. Sales of new light motor vehicles fell to an average annual rate of 16.2 million during the third quarter of 2026. Sales of new light motor vehicles remained below the pre-pandemic annual pace of 17.0 million in 2019, which has limited incoming used vehicle supply and supported used vehicle values. Additionally, used vehicle values may be impacted by availability, the price of new vehicles, or changes in customer preferences. However, macroeconomic risks remain elevated as a result of impacts of tariffs, persistent inflation, including the effects of elevated energy prices, elevated interest rates, consumer financial health, and geopolitical conflict and related uncertainty.
Consumer Credit Portfolio
During the three months and nine months ended September 30, 2026, the credit performance of the consumer loan portfolio reflected our underwriting strategy to originate a diversified portfolio of consumer automotive loan assets, including new, used, and prime and nonprime finance receivables and loans. Consumer mortgage originations ceased during the second quarter of 2025, which has and will continue to result in a gradual run-off of our consumer mortgage loan portfolio. Subsequent to the sale of loans held-for-sale during the third quarter of 2026, substantially all of our consumer mortgage portfolio is first-lien fixed-rate mortgages. The carrying value of our nonprime held-for-investment consumer automotive loans before allowance for loan losses represented approximately 11.0% and 10.1% of our total consumer automotive loans at September 30, 2026, and December 31, 2025, respectively. For information on our consumer credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table includes consumer finance receivables and loans recorded at amortized cost basis.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
($ in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Consumer automotive (b) (c)	$91,539	$85,568	$1,144	$1,155	$—	$—
Consumer mortgage	14,650	15,572	51	62	—	—
Total consumer finance receivables and loans	$106,189	$101,140	$1,195	$1,217	$—	$—
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
(c)Includes outstanding CSG loans of $9.2 billion and $9.0 billion at September 30, 2026, and December 31, 2025, respectively, and RV loans of $230 million and $282 million at September 30, 2026, and December 31, 2025, respectively.
Total consumer finance receivables and loans increased $5.0 billion to $106.2 billion at September 30, 2026, compared to December 31, 2025. The increase was primarily driven by an increase of $6.0 billion of consumer automotive finance receivables and loans, due to loan originations outpacing portfolio paydown. The increase in consumer finance receivables and loans was partially offset by a decrease of $922 million of our consumer mortgage finance receivables and loans, primarily due to portfolio runoff, as we ceased mortgage originations during the second quarter of 2025.
Total consumer nonperforming finance receivables and loans decreased $22 million to $1.2 billion at September 30, 2026, compared to December 31, 2025. Nonperforming consumer finance receivables and loans as a percentage of total outstanding consumer finance receivables and loans was 1.1% and 1.2% at September 30, 2026, and December 31, 2025, respectively.
Consumer automotive loans 30 days or more past due increased $49 million to $4.5 billion at September 30, 2026, compared to December 31, 2025. The increase was primarily driven by portfolio growth, which was partially offset by seasonality. During the nine months ended September 30, 2026, we observed a decline in delinquency rate trends within our consumer automotive portfolio.
The following tables present consumer net charge-offs from finance receivables and loans at amortized cost basis and related ratios.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Three months ended September 30, ($ in millions)	2026	2025	2026	2025
Consumer automotive	$427	$399	1.9%	1.9%
Consumer mortgage	(1)	(3)	—	(0.1)
Total consumer finance receivables and loans	$426	$396	1.6	1.6
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.

	Net charge-offs (recoveries)		Net charge-off ratios (a)
Nine months ended September 30, ($ in millions)	2026	2025	2026	2025
Consumer automotive	$1,195	$1,210	1.8%	1.9%
Consumer mortgage	(10)	(4)	(0.1)	—
Consumer other (b)	—	63	—	n/m
Total consumer finance receivables and loans	$1,185	$1,269	1.5	1.7
n/m = not meaningful
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
(b)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025.
Our net charge-offs from total consumer finance receivables and loans were $426 million and $1.2 billion for the three months and nine months ended September 30, 2026, respectively, compared to $396 million and $1.3 billion for the three months and nine months ended September 30, 2025. The increase for the three months ended September 30, 2026, was primarily driven by higher net charge-offs within our consumer automotive portfolio associated with portfolio growth. The decrease for the nine months ended September 30, 2026, was driven by lower net charge-offs within our consumer other portfolio due to the sale of Ally Credit Card, which closed on April 1, 2025, lower net charge-offs within our consumer automotive portfolio, reflecting our pricing, underwriting, and collection strategies, and overall stability in used vehicle prices in recent years, and higher recoveries in our consumer mortgage portfolio due to sales of fully charged-off loans.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table summarizes total consumer loan originations for the periods shown. Total consumer loan originations include loans classified as finance receivables and loans held-for-sale during the period.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Consumer automotive (a)	$13,570	$10,605	$38,426	$30,354
Consumer mortgage (b)	—	—	—	95
Total consumer loan originations	$13,570	$10,605	$38,426	$30,449
(a)Includes loans purchased under forward flow agreements with automotive retailers, as well as $1.1 billion and $2.7 billion of loans originated as held-for-sale for the three months and nine months ended September 30, 2026, respectively, and $437 million and $1.0 billion for the three months and nine months ended September 30, 2025.
(b)Excludes bulk loan purchases and includes $95 million of loans originated as held-for-sale for the nine months ended September 30, 2025. Consumer mortgage originations ceased during the second quarter of 2025.
Total consumer loan originations increased $3.0 billion and $8.0 billion for the three months and nine months ended September 30, 2026, respectively, compared to the three months and nine months ended September 30, 2025. The increases were primarily driven by strategic partnerships, strong dealer engagement and growth in application volume from our dealer network.
The following table shows the percentage of consumer finance receivables and loans by state concentration based on amortized cost basis.

	September 30, 2026 (a)		December 31, 2025
	Consumer automotive	Consumer mortgage	Consumer automotive	Consumer mortgage
Texas	13.8%	7.0%	13.6%	7.1%
California	8.0	40.9	8.3	40.5
Florida	9.0	6.1	9.1	6.2
North Carolina	5.0	1.8	4.8	1.8
Pennsylvania	4.5	2.2	4.5	2.2
Georgia	4.3	2.8	4.1	2.9
New York	4.1	1.9	4.0	1.8
New Jersey	3.1	2.5	3.2	2.5
Illinois	2.9	2.8	3.0	2.8
Ohio	3.2	0.4	3.2	0.4
Other United States	42.1	31.6	42.2	31.8
Total consumer loans	100.0%	100.0%	100.0%	100.0%
(a)Presentation is in descending order as a percentage of total consumer finance receivables and loans at September 30, 2026.
We monitor our consumer loan portfolio for concentration risk across the states in which we lend. The highest concentrations of consumer loans are in Texas and California, which represented an aggregate of 25.5% and 25.8% of our total outstanding consumer finance receivables and loans at September 30, 2026, and December 31, 2025, respectively. Our consumer mortgage loan portfolio concentration within California is primarily composed of high-quality jumbo mortgage loans.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Commercial Credit Portfolio
For information on our commercial credit risk practices and policies regarding delinquencies, nonperforming status, and charge-offs, refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K.
The following table includes total commercial finance receivables and loans reported at amortized cost basis.

	Outstanding		Nonperforming		Accruing past due 90 days or more (a)
($ in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Commercial
Commercial and industrial
Automotive	$20,564	$18,339	$41	$15	$—	$—
Other (b)	12,467	10,309	71	124	—	—
Commercial real estate	8,739	7,666	2	10	—	—
Total commercial finance receivables and loans	$41,770	$36,314	$114	$149	$—	$—
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
Total commercial finance receivables and loans outstanding increased $5.5 billion to $41.8 billion at September 30, 2026, compared to December 31, 2025. The increase was primarily due to a $2.5 billion increase in our Automotive Finance operations and a $2.9 billion increase in our Corporate Finance operations.
Total commercial nonperforming finance receivables and loans were $114 million at September 30, 2026, reflecting a decrease of $35 million compared to December 31, 2025. Nonperforming commercial finance receivables and loans as a percentage of outstanding commercial finance receivables and loans was 0.3% and 0.4% at September 30, 2026, and December 31, 2025, respectively.
The following table includes total commercial net charge-offs from finance receivables and loans at amortized cost basis and related ratios.

	Three months ended September 30,				Nine months ended September 30,
	Net charge-offs (recoveries)		Net charge-off ratios (a)		Net charge-offs (recoveries)		Net charge-off ratios (a)
($ in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Commercial
Commercial and industrial
Other	$(3)	$(1)	(0.1)%	—%	$49	$(1)	0.6%	—%
Total commercial finance receivables and loans	$(3)	$(1)	—	—	$49	$(1)	0.2	—
(a)Net charge-off ratios are calculated as net charge-offs divided by average outstanding finance receivables and loans excluding loans measured at fair value and loans held-for-sale during the period for each loan category.
We had net recoveries from total commercial finance receivables and loans of $3 million and net charge-offs from total commercial finance receivables and loans of $49 million for the three months and nine months ended September 30, 2026, respectively, compared to net recoveries of $1 million for both the three months and nine months ended September 30, 2025. The increase in net charge-offs for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily driven by the charge-off of a specific exposure within our Corporate Finance operations.
Commercial Real Estate
The commercial real estate portfolio consists of finance receivables and loans issued primarily to automotive dealers. Commercial real estate finance receivables and loans were $8.7 billion and $7.7 billion at September 30, 2026, and December 31, 2025, respectively, which represented 5.9% and 5.6% of total outstanding finance receivables and loans at September 30, 2026, and December 31, 2025, respectively. There were $5.1 billion and $4.8 billion of commercial real estate loans included in the Automotive Finance segment at September 30, 2026, and December 31, 2025, respectively, and $3.5 billion and $2.7 billion of commercial real estate loans included in the Corporate Finance segment at September 30, 2026, and December 31, 2025.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the percentage of total commercial real estate finance receivables and loans by state concentration based on amortized cost basis.

	September 30, 2026	December 31, 2025
Florida	23.3%	22.1%
Texas	10.7	12.1
New York	8.7	7.9
Ohio	7.7	5.4
California	6.6	8.0
Michigan	3.6	3.4
North Carolina	3.1	3.6
Tennessee	3.0	1.9
Georgia	2.7	3.0
Illinois	2.4	2.4
Other United States	28.2	30.2
Total commercial real estate finance receivables and loans	100.0%	100.0%
Commercial Criticized Exposure
Finance receivables and loans classified as special mention, substandard, or doubtful are reported as criticized. These classifications are based on regulatory definitions and generally represent finance receivables and loans within our portfolio that have a higher default risk or have already defaulted. These finance receivables and loans require additional monitoring and review, including specific actions to mitigate our potential loss.
Total criticized exposures increased $565 million from December 31, 2025, to $3.5 billion at September 30, 2026. The increase was primarily driven by an increase in Substandard loans within the commercial and industrial portfolio class of our Automotive Finance and Corporate Finance operations. Total criticized exposures were 8.5% and 8.2% of total commercial finance receivables and loans at September 30, 2026, and December 31, 2025, respectively, representing strong overall credit performance.
The following table presents the percentage of total commercial criticized finance receivables and loans by industry concentration based on amortized cost basis.

	September 30, 2026	December 31, 2025
Industry
Automotive	69.3%	61.7%
Services	9.8	12.4
Electronics	9.0	11.2
Other	11.9	14.7
Total commercial criticized finance receivables and loans	100.0%	100.0%
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
Repossessed consumer automotive loan assets in our Automotive Finance operations were $206 million and $220 million at September 30, 2026, and December 31, 2025, respectively, and foreclosed consumer mortgage assets were $3 million and $1 million at September 30, 2026, and December 31, 2025, respectively. Repossessed commercial automotive loan assets in our Automotive Finance operations were $1 million at both September 30, 2026, and December 31, 2025.

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
Through September 30, 2026, forecasted economic variables incorporated into our quantitative allowance processes were updated to include the current macroeconomic environment and our future expectations reflecting slow GDP growth in the near term. This included (but was not limited to) the following: the unemployment rate peaking at approximately 4.4% in the first quarter of 2027, before reverting to the historical mean of approximately 5.7% by the third quarter of 2029, GDP growth decreasing to 1.9% as measured on a quarter-over-quarter seasonally adjusted annualized rate basis in 2028, before reverting to the historical mean of approximately 2.1% by the first quarter of 2029, and increases in new light vehicle sales on a seasonally adjusted annualized rate basis to a peak of more than 16 million units in the third quarter of 2027, before reverting to the historical mean of approximately 15 million units by the third quarter of 2029. Additionally, we maintain a qualitative allowance framework to account for ongoing risks and volatility in the macroeconomic environment, including the impacts of tariffs, persistent inflation, including the effects of elevated energy prices, elevated interest rates, consumer financial health, and geopolitical conflict and related uncertainty, each of which could adversely impact frequency of loss and LGD. Our overall allowance for loan losses increased $106 million from the prior quarter to $3.7 billion at September 30, 2026, representing 2.5% of total finance receivables at both September 30, 2026, and December 31, 2025.
The following tables present an analysis of the activity in the allowance for loan losses on finance receivables and loans for the three months and nine months ended September 30, 2026, and September 30, 2025, respectively.

Three months ended September 30, 2026 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at July 1, 2026	$3,345	$10	$3,355	$221	$3,576
Charge-offs (a)	(717)	—	(717)	—	(717)
Recoveries	290	1	291	3	294
Net charge-offs	(427)	1	(426)	3	(423)
Provision for credit losses
Provision due to change in portfolio size	89	—	89	20	109
Provision due to incremental charge-offs	427	(1)	426	(3)	423
Provision due to all other factors	(9)	—	(9)	6	(3)
Total provision for credit losses	507	(1)	506	23	529
Other	—	—	—	—	—
Allowance at September 30, 2026	$3,425	$10	$3,435	$247	$3,682
Net charge-offs to average finance receivables and loans outstanding for the three months ended September 30, 2026	1.9%	—%	1.6%	—%	1.2%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2026	2.0	(2.2)	2.0	(27.1)	2.2
(a)Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for information regarding our charge-off policies.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

Nine months ended September 30, 2026 ($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
Allowance at January 1, 2026	$3,208	$12	$3,220	$270	$3,490
Charge-offs (a)	(2,022)	—	(2,022)	(52)	(2,074)
Recoveries	827	10	837	3	840
Net charge-offs	(1,195)	10	(1,185)	(49)	(1,234)
Provision for credit losses
Provision due to change in portfolio size	227	—	227	32	259
Provision due to incremental charge-offs (b)	1,195	(10)	1,185	49	1,234
Provision due to all other factors (b)	(9)	(1)	(10)	(57)	(67)
Total provision for credit losses	1,413	(11)	1,402	24	1,426
Other	(1)	(1)	(2)	2	—
Allowance at September 30, 2026	$3,425	$10	$3,435	$247	$3,682
Net charge-offs to average finance receivables and loans outstanding for the nine months ended September 30, 2026	1.8%	(0.1)%	1.5%	0.2%	1.2%
Ratio of allowance for loan losses to annualized net charge-offs at September 30, 2026	2.1	(0.7)	2.2	3.8	2.2
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
n/m = not meaningful
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025.
(b)Refer to Note 1 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for information regarding our charge-off policies.
(c)Commercial includes $24 million of allowance for loan losses recognized on PCD loans acquired during the nine months ended September 30, 2025.

($ in millions)	Consumer automotive	Consumer mortgage	Total consumer	Commercial	Total
September 30, 2026
Allowance for loan losses to finance receivables and loans outstanding (a)	3.7%	0.1%	3.2%	0.6%	2.5%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	299.4%	20.5%	287.6%	216.9%	281.4%
Nonaccrual loans to finance receivables and loans outstanding	1.2%	0.3%	1.1%	0.3%	0.9%
September 30, 2025
Allowance for loan losses to finance receivables and loans outstanding (a)	3.7%	0.1%	3.2%	0.8%	2.6%
Allowance for loan losses to total nonperforming finance receivables and loans (a)	279.5%	23.4%	264.7%	180.2%	255.8%
Nonaccrual loans to finance receivables and loans outstanding	1.3%	0.4%	1.2%	0.4%	1.0%
(a)Coverage percentages are based on the allowance for loan losses related to finance receivables and loans excluding those loans held at fair value as a percentage of the amortized cost basis.
The allowance for consumer loan losses as of September 30, 2026, increased $232 million compared to September 30, 2025, reflecting an increase of $239 million in the consumer automotive allowance, primarily driven by portfolio growth. The increase was partially offset by a decrease of $7 million in the consumer mortgage allowance, primarily driven by the continued run-off of our consumer mortgage loan portfolio.
The allowance for commercial loan losses as of September 30, 2026, decreased $10 million compared to September 30, 2025. The decrease was primarily driven by lower specific reserves in our Corporate Finance operations.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Provision for Loan Losses
The following table summarizes the provision for loan losses by loan portfolio class.

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Consumer automotive	$507	$419	$1,413	$1,226
Consumer mortgage	(1)	(3)	(11)	(4)
Consumer other (a)	—	—	—	(257)
Total consumer	506	416	1,402	965
Commercial
Commercial and industrial
Automotive	3	(8)	6	3
Other	14	2	10	10
Commercial real estate	6	5	8	12
Total commercial	23	(1)	24	25
Total provision for loan losses	$529	$415	$1,426	$990
(a)Consists of Credit Card. We closed the sale of Ally Credit Card on April 1, 2025.
The provision for consumer credit losses increased $90 million and $437 million for the three months and nine months ended September 30, 2026, respectively, compared to the three months and nine months ended September 30, 2025. The increase for the three months ended September 30, 2026, was primarily driven by portfolio growth within our consumer automotive portfolio. The increase for the nine months ended September 30, 2026, was primarily driven by a provision benefit within our consumer other portfolio associated with the sale of Ally Credit Card that occurred during the nine months ended September 30, 2025. The increase in provision for credit losses for the nine months ended September 30, 2026, was partially offset by lower net charge-offs within our consumer other portfolio as a result of the sale of Ally Credit Card and lower net charge-offs within our consumer automotive portfolio.
The provision for commercial credit losses increased $24 million and decreased $1 million for the three months and nine months ended September 30, 2026, respectively, compared to the three months and nine months ended September 30, 2025. The increase for the three months ended September 30, 2026, was primarily driven by portfolio growth in our Corporate Finance operations. The decrease for the nine months ended September 30, 2026, was primarily driven by lower specific reserves, including the favorable resolution of one exposure in our legacy health care cash flow vertical in our Corporate Finance operations. This resolution resulted in a partial charge-off and release of the remaining related specific reserve, reducing provision expense. The decrease for the nine months ended September 30, 2026, was partially offset by portfolio growth in our Corporate Finance operations and increased specific reserves in our Automotive Finance operations.
Allowance for Loan Losses by Type
The following table summarizes the allocation of the allowance for loan losses by loan portfolio class.

	2026			2025
September 30, ($ in millions)	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses	Allowance for loan losses	Allowance as a % of loans outstanding	Allowance as a % of total allowance for loan losses
Consumer automotive	$3,425	3.7	93.0	$3,186	3.7	92.1
Consumer mortgage	10	0.1	0.3	17	0.1	0.5
Total consumer loans	3,435	3.2	93.3	3,203	3.2	92.6
Commercial
Commercial and industrial
Automotive	27	0.1	0.7	21	0.1	0.6
Other	156	1.2	4.2	186	2.0	5.4
Commercial real estate	64	0.7	1.8	50	0.7	1.4
Total commercial loans	247	0.6	6.7	257	0.8	7.4
Total allowance for loan losses	$3,682	2.5	100.0	$3,460	2.6	100.0

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
During the nine months ended September 30, 2026, the Federal Reserve raised the federal funds target range to 3.75–4.00%, in response to inflation remaining elevated. Continued high benchmark interest rates led to pricing impacts across the balance sheet. Refer to the section below titled Net Financing Revenue Sensitivity Analysis for additional information on how future rate changes may impact net financing revenue.
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
As part of our CRA program, we make investments in small business investment company funds, community and workforce development funds, tax credit funds, and other CRA-eligible funds that do not qualify as proportional amortization investments. Many of these CRA funds feature private equity or venture capital structures and are accounted for using the equity method of accounting. We recognize our share of the investee’s earnings based on the performance of the funds. We recognized gains of $12 million and $17 million related to these investments during the three months and nine months ended September 30, 2026, respectively, as compared to gains of $12 million and $31 million during the three months and nine months ended September 30, 2025. The gains for the three months and nine months ended September 30, 2026, were primarily due to the underlying performance of several investments in venture capital firms. No material impairment was recorded within our portfolio of CRA-eligible funds as of September 30, 2026.
In addition, we are exposed to changes in the value of other nonmarketable equity investments without readily determinable fair market values, which may cause volatility in our earnings.
As of September 30, 2026, we had $3.4 billion of cumulative net unrealized losses, inclusive of tax effects, on our debt securities. During the three months and nine months ended September 30, 2026, we recorded $688 million and $647 million of net unrealized losses, inclusive of tax effects, on our available-for-sale securities, respectively. Unrealized gains and losses are recorded in other comprehensive income within our Condensed Consolidated Statement of Comprehensive (Loss) Income, and are generally not realized unless we sell the securities prior to their stated maturity date. As of September 30, 2026, and December 31, 2025, we did not have the intent to sell available-for-sale securities in an unrealized loss position and we do not believe it is more likely than not that we will be required to sell these securities before recovery of their amortized cost basis. For the nine months ended September 30, 2026, management determined that there were no expected credit losses for available-for-sale or held-to-maturity securities in an unrealized loss position. Refer to Note 6 and Note 15 to the Condensed Consolidated Financial Statements for additional information.
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
The following table presents the pretax dollar impact to baseline forecasted net financing revenue over the next 12 months assuming various parallel shocks to the implied forward curve as of September 30, 2026, and December 31, 2025.

	September 30, 2026		December 31, 2025
	Gradual (a)	Instantaneous	Gradual (a)	Instantaneous
Change in interest rates	($ in millions)		($ in millions)
+200 basis points	$(17)	$(295)	$18	$(221)
+100 basis points	(6)	(139)	9	(106)
-100 basis points	3	72	(20)	22
-200 basis points	(8)	86	(44)	(31)
(a)Gradual changes in interest rates are recognized over 12 months.
Since December 31, 2025, the implied forward curve has shifted higher, driven by the front end, reflecting market expectations for increases in the Federal Funds rate. During the nine months ended September 30, 2026, our asset balances increased primarily due to growth in floating-rate commercial loans and fixed-rate retail automotive loans, partially offset by the continued run-off of our consumer mortgage portfolio. Additionally, we saw a shift from consumer CDs to liquid deposits. The impact of these changes is reflected in our baseline net financing revenue forecast. As of September 30, 2026, our balance sheet is modestly asset sensitive in the near term due to our floating-rate assets and pay-fixed hedge position. However, our balance sheet remains liability sensitive over the medium term, driven by the assumed repricing of our deposits and market-based funding outpacing the assumed repricing of our floating-rate assets and pay-fixed swaps.
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
Operating Lease Residual Risk Management
We are exposed to residual risk on vehicles in the consumer operating lease portfolio. This operating lease residual risk represents the possibility that the actual proceeds realized upon the sale of returned vehicles will be lower than the projection of these values used in establishing the pricing at lease inception. Our operating lease portfolio, net of accumulated depreciation was $8.3 billion and $8.8 billion as of September 30, 2026, and December 31, 2025, respectively. The expected lease residual value of our operating lease portfolio at scheduled termination was $6.8 billion and $7.1 billion as of September 30, 2026, and December 31, 2025, respectively. Certain of our operating leases are covered by residual guarantees with counterparties, which partially mitigates the residual value risk to the extent the counterparties are able to meet the terms of the contractual agreements. As of September 30, 2026, and December 31, 2025, consumer operating leases with a

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
carrying value, net of accumulated depreciation, of $3.2 billion and $3.4 billion, respectively, were covered by OEM residual value guarantees. Refer to Note 8 to the Condensed Consolidated Financial Statements for further information. For information on our valuation of automotive operating lease residuals including periodic revisions through adjustments to depreciation expense based on current and forecasted market conditions, refer to the section titled Critical Accounting Estimates—Valuation of Automotive Operating Lease Assets and Residuals within the MD&A of our 2025 Annual Report on Form 10-K.
Operating Lease Vehicle Terminations and Remarketing
The following table summarizes the volume of operating lease terminations and average loss or gain per vehicle, as well as our methods of vehicle sales at lease termination, stated as a percentage of total operating lease vehicle disposals.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Off-lease vehicles terminated (in units)	17,494	21,608	52,166	69,853
Average (loss) gain per vehicle ($ per unit)	$(914)	$53	$(529)	$(249)
Method of vehicle sales
Sale to dealer, lessee, and other	42%	47%	41%	45%
Auction
SmartAuction	49	45	51	44
Physical	9	8	8	11
We recognized an average loss per vehicle of $914 and $529 for the three months and nine months ended September 30, 2026, respectively, compared to an average gain per vehicle of $53 and an average loss per vehicle of $249 for the three months and nine months ended September 30, 2025, respectively. The method of vehicle sales is largely dependent on used vehicle values at lease termination compared to contractual residual values at lease inception. In the near term, our ability to optimize remarketing gains may be limited due to used vehicle market pressures on certain plug-in hybrid and other vehicles, which have been negatively impacted by recent vehicle recall announcements. During 2026, we made adjustments to the rate of depreciation to recognize more depreciation on these vehicles, which are scheduled to terminate through December 31, 2027. We will continue to evaluate our depreciation rate for leased vehicles based on expected residual values and adjust depreciation expense over the remaining life of the lease, if deemed necessary. In future periods, the volatility of remarketing gains and losses may decline as a result of the shift in our operating lease portfolio towards contracts with residual value guarantees. Additionally, as we have diversified the mix of OEMs within our operating lease portfolio, we may also see less volatility associated with those contracts without residual value guarantees.
Operating Lease Portfolio Mix
We monitor concentrations of our consumer operating lease portfolio by OEM, vehicle type, and OEM residual value guarantee status. The following table presents the concentration of our outstanding operating lease exposures by OEM, disaggregated by those with and without OEM residual value guarantees.

	September 30, 2026	December 31, 2025
Operating lease exposures with OEM residual value guarantees (a)	38%	39%
Operating lease exposures without OEM residual value guarantees
Stellantis	22	34
GM	24	18
Other OEMs	16	9
Total exposures without OEM residual value guarantees	62	61
Total operating lease exposures	100%	100%
(a)Represents an exposure with one automotive manufacturer at both September 30, 2026, and December 31, 2025.
As of September 30, 2026, and December 31, 2025, $3.6 billion and $4.2 billion of our investment in operating leases, net of accumulated depreciation, were battery-electric or plug-in hybrid vehicles, respectively. Substantially all of our investment in operating leases of battery-electric vehicles are covered by OEM residual value guarantees of approximately 50% of the vehicles’ contract residual value. Refer to Note 8 to the Condensed Consolidated Financial Statements for more information regarding our investment in operating leases.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
The following table presents the mix of operating lease assets by vehicle type, based on volume of units outstanding.

	September 30, 2026	December 31, 2025
Sport utility vehicle	65%	67%
Car	24	22
Truck	11	11

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Liquidity Management, Funding, and Regulatory Capital
Overview
The purpose of liquidity management is to enable us to meet loan and operating lease demand, debt maturities, deposit withdrawals, and other cash commitments under normal operating conditions as well as periods of economic or financial stress. Our primary objective is to maintain cost-effective, stable and diverse sources of funding capable of sustaining the organization throughout all market cycles. Sources of funding include both retail and brokered deposits and secured and unsecured market-based funding across various maturity, interest rate, and investor profiles. Additional liquidity is available through a pool of unencumbered highly liquid securities, repurchase agreements, advances from the FHLB of Pittsburgh, the FRB Standing Repo Facility, and the FRB Discount Window.
Liquidity Risk Management
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
For more information on our liquidity risk management and funding strategy, refer to the section titled Liquidity Management, Funding, and Regulatory Capital within the MD&A of our 2025 Annual Report on Form 10-K.
The following table summarizes our total available liquidity.

($ in millions)	September 30, 2026	December 31, 2025
Liquid cash and equivalents (a)	$7,507	$9,676
FHLB unused pledged borrowing capacity (b)	6,359	9,115
Unencumbered highly liquid securities (c)	19,428	20,328
FRB Discount Window pledged capacity (d)	27,915	26,935
Total available liquidity	$61,209	$66,054
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Recent Funding and Liquidity Developments
Key funding highlights from January 1, 2026, to date were as follows:
•We raised $750 million through the issuance of unsecured senior notes.
•We raised $758 million through the completion of a term securitization transaction backed by consumer automotive loans.
•We issued $1.2 billion of credit-linked notes. Refer to the section below titled Credit-Linked Notes for additional information.
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
Funding Sources
The following table summarizes our sources of funding and the amount outstanding under each category for the periods shown.

	September 30, 2026		December 31, 2025
($ in millions)	On-balance-sheet funding	% Share of funding	On-balance-sheet funding	% Share of funding
Deposits	$155,804	86	$151,649	87
Debt
Secured financings (a)	14,423	8	11,753	7
Institutional term debt	10,089	6	9,284	6
Retail term notes	148	—	728	—
Other unsecured borrowings (a)	370	—	—	—
Total debt (b)	25,030	14	21,765	13
Total on-balance-sheet funding	$180,834	100	$173,414	100
(a)Includes certain amounts funded from the issuance of credit-linked notes. Refer to Note 17 to the Condensed Consolidated Financial Statements for further information about the issuance of credit-linked notes.
(b)Includes hedge basis adjustments as described in Note 18 to the Condensed Consolidated Financial Statements.
Refer to Note 12 to the Condensed Consolidated Financial Statements for a summary of the scheduled maturity of long-term debt at September 30, 2026.
Deposits
Ally Bank is a digital direct bank with no branch network that obtains retail deposits directly from customers. We offer competitive rates and fees on a full spectrum of retail deposit products, including savings accounts, money-market demand accounts, CDs, interest-bearing spending accounts, trust accounts, and IRAs. Our primary funding source is retail deposits, which we believe, at scale, is the most efficient and stable source of funding for us when compared to other funding sources. Retail deposits constituted 78% of our total on-balance-sheet funding sources at September 30, 2026. Total deposits, which include brokered deposits obtained through third-party intermediaries, constituted 86% of total on-balance-sheet funding at September 30, 2026.
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

	September 30, 2026		December 31, 2025
($ in millions)	Amount	% of total deposits	Amount	% of total deposits
Uninsured deposits
Total uninsured deposits, as calculated per regulatory guidelines	$17,242	11	$16,712	11
Less: Affiliate and intercompany deposits	5,573	4	4,877	3
Total uninsured deposits, excluding affiliate and intercompany deposits	$11,669	7	$11,835	8

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
On November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use, in March 2023, of the systemic risk exception to the least-cost resolution test under the FDI Act in connection with the receiverships of SVB and Signature. In December 2025, the FDIC reduced the rate at which the special assessment is collected for the eighth and final quarter of the collection period, with an invoice payment date of March 30, 2026. We paid $4 million in special assessments during the nine months ended September 30, 2026. We do not expect to make any additional payments related to this special assessment.
The following table shows Ally Bank’s total primary retail deposit customers and deposit balances as of the end of each of the last five quarters.

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Total primary retail deposit customers (in thousands)	3,647	3,588	3,525	3,450	3,405
Deposits ($ in millions)
Retail	$141,923	$143,566	$146,132	$143,529	$141,843
Brokered	12,536	9,003	5,591	6,703	5,037
Other (a)	1,345	1,477	1,429	1,417	1,530
Total deposits	$155,804	$154,046	$153,152	$151,649	$148,410
(a)Other deposits include a deposit related to Ally Invest customer cash balances deposited at Ally Bank by a third party of $1.3 billion as of each of the periods ended September 30, 2026, June 30, 2026, March 31, 2026, and December 31, 2025, and $1.4 billion as of September 30, 2025. Other deposits also include mortgage escrow deposits.
During the nine months ended September 30, 2026, our total deposit base increased $4.2 billion and we added approximately 197,000 retail deposit customers, ending with approximately 3.6 million retail deposit customers as of September 30, 2026. Total retail deposits decreased $1.6 billion during the nine months ended September 30, 2026, bringing the total retail deposits portfolio to $141.9 billion as of September 30, 2026. During the nine months ended September 30, 2026, we implemented pricing actions to reduce rates paid on several of our key deposit product offerings. These pricing actions reduced deposit balances from our most rate sensitive customers, which was offset by new customer growth. Brokered deposits increased $5.8 billion during the nine months ended September 30, 2026. During the nine months ended September 30, 2026, our CD deposit liabilities increased $2.7 billion while our savings, money market, and spending account deposit liabilities increased $1.6 billion. Strong customer acquisition and retention rates continue to deliver a favorable funding mix. Overall, we continue to maintain a relentless focus on customer experience and competitive rates.
Approximately 92% of retail deposits at Ally Bank, excluding affiliate and intercompany deposits, were FDIC-insured as of September 30, 2026. Our total available liquidity exceeded our uninsured retail deposit liabilities by $49.5 billion as of September 30, 2026. For additional information on our deposit funding by type, refer to Note 11 to the Condensed Consolidated Financial Statements.
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
We have access to funding through advances with the FHLB. These advances are primarily secured by consumer and commercial mortgage finance receivables and loans and investment securities. As of September 30, 2026, we had pledged $25.8 billion of assets to the FHLB resulting in $16.5 billion in total funding capacity with $10.1 billion of debt outstanding.
At September 30, 2026, $66.0 billion of our total assets were restricted as collateral for the payment of debt obligations accounted for as secured borrowings. Refer to Note 12 to the Condensed Consolidated Financial Statements for further discussion.
Unsecured Financings
We have long-term unsecured debt outstanding from retail term note programs. These programs are composed of callable fixed-rate instruments with fixed maturity dates. There were $148 million of retail term notes outstanding at September 30, 2026. The remainder of our unsecured debt is composed of institutional term debt. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information about our outstanding long-term unsecured debt.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
Credit-Linked Notes
During the nine months ended September 30, 2026, we issued $1.2 billion of credit-linked notes. The proceeds from this issuance constitute prefunded credit protection for mezzanine tranches of the reference portfolio. The portion of the proceeds that resulted in secured debt are recognized as restricted cash and cash equivalents in other assets on our Condensed Consolidated Balance Sheet. These transactions are structured to enable us to apply the securitization framework under U.S. Basel III when determining RWA for our retained exposure.
Other Secured and Unsecured Short-term Borrowings
We have access to repurchase agreements. A repurchase agreement is a transaction in which the firm sells financial instruments to a buyer, typically in exchange for cash, and simultaneously enters into an agreement to repurchase the same or substantially the same financial instruments from the buyer at a stated price plus accrued interest at a future date. The securities sold in repurchase agreements include U.S. government and federal agency obligations, as well as mortgage-backed residential debt securities. As of September 30, 2026, we had $1.1 billion of debt outstanding under repurchase agreements.
Additionally, we have access to the FRB Discount Window and can borrow funds to meet short-term liquidity demands. The FRB, however, is not a primary source of funding for day-to-day business. Instead, it is a liquidity source that can be accessed in stressed environments or periods of market disruption. As of September 30, 2026, we had assets pledged and restricted as collateral to the FRB totaling $35.2 billion, resulting in $27.9 billion in total funding capacity with no debt outstanding.
Guaranteed Securities
Certain senior notes (collectively, the Guaranteed Notes) issued by Ally Financial Inc. (referred to within this section as the Parent) are unconditionally guaranteed on a joint and several basis by IB Finance, a subsidiary of the Parent and the direct parent of Ally Bank, and Ally US LLC, a subsidiary of the Parent (together, the Guarantors, and the guarantee provided by each such Guarantor, the Note Guarantees). The Guarantors are primary obligors with respect to payment when due, whether at maturity, by acceleration or otherwise, of all payment obligations of the Parent in respect of the Guaranteed Notes pursuant to the terms of the applicable indenture. At both September 30, 2026, and December 31, 2025, the outstanding principal balance of the Guaranteed Notes was $2.0 billion, with the last scheduled maturity to take place in 2031.
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

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Net financing loss and other interest income (a)	$(241)	$(241)	$(719)	$(717)
Dividends from bank subsidiaries	650	450	1,600	700
Total other revenue	39	45	139	127
Total net revenue	448	254	1,020	110
Provision for credit losses	1	2	3	5
Total noninterest expense	81	103	293	320
Income (loss) from continuing operations before income tax benefit	366	149	724	(215)
Income tax benefit from continuing operations (b)	(64)	(76)	(200)	(233)
Income from continuing operations	430	225	924	18
Net income (c)	$430	$225	$924	$18
(a)Net financing loss and other interest income is primarily driven by interest expense on long-term debt.
(b)There is a significant variation in the customary relationship between pretax income and income tax benefit due to our accounting policy elections and consolidated tax adjustments. The income tax benefit excludes tax effects on dividends from subsidiaries.
(c)Excludes the Parent’s and Guarantors’ share of income of all nonguarantor subsidiaries.

($ in millions)	September 30, 2026	December 31, 2025
Total assets (a)	$6,439	$6,284
Total liabilities	$12,014	$11,697
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

	September 30,
($ in millions)	2026	2025
Common Equity Tier 1 capital ratio	10.17%	10.07%
Tier 1 capital ratio	11.36%	11.57%
Total capital ratio	13.19%	13.44%
Tier 1 leverage ratio (to adjusted quarterly average assets) (a)	8.85%	9.18%
Total equity	$14,970	$15,117
Preferred stock	(1,976)	(2,324)
Goodwill	(187)	(187)
Deferred tax assets arising from net operating loss and tax credit carryforwards (b)	(127)	(388)
Adjustments related to accumulated other comprehensive loss (c)	3,406	2,966
Common Equity Tier 1 capital	16,086	15,184
Preferred stock	1,976	2,324
Other adjustments	(85)	(68)
Tier 1 capital	17,977	17,440
Subordinated debt qualifying as Tier 2 capital	985	984
Qualifying allowance for loan losses and other adjustments	1,914	1,835
Total capital	$20,876	$20,259
Risk-weighted assets (d)	$158,242	$150,738
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
(b)Moody’s affirmed our senior unsecured rating of Baa3, short-term rating of P-3, and affirmed our outlook of Stable on February 23, 2026.
(c)S&P affirmed our senior unsecured debt rating of BBB-, short-term rating of A-3, and affirmed our outlook of Stable on October 27, 2025.
(d)DBRS affirmed our senior unsecured debt rating of BBB, short-term rating of R-2 (high), and affirmed our outlook of Stable on February 10, 2026.
As illustrated by the issuer ratings above, as of September 30, 2026, Ally holds an investment-grade rating from all the respective nationally recognized rating agencies.
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

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q
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
Net Interest Margin Table
The following tables present an analysis of net yield on interest-earning assets (or net interest margin) for the periods shown.

	2026			2025			Increase (decrease) due to
Three months ended September 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents (b) (c)	$9,079	$81	3.54%	$8,465	$92	4.28%	$7	$(18)	$(11)
Investment securities (d)	27,992	237	3.36	27,798	241	3.44	2	(6)	(4)
Loans held-for-sale, net	315	13	15.89	141	6	17.37	7	—	7
Finance receivables and loans, net (d) (e)	144,852	2,836	7.77	133,419	2,674	7.95	229	(67)	162
Investment in operating leases, net (f)	8,496	111	5.16	8,255	140	6.70	4	(33)	(29)
Other earning assets	999	16	6.09	652	9	5.56	5	2	7
Total interest-earning assets	191,733	3,294	6.81	178,730	3,162	7.02			132
Noninterest-bearing cash and cash equivalents	225			251
Other assets	11,858			11,699
Allowance for loan losses	(3,592)			(3,437)
Total assets	$200,224			$187,243
Liabilities and equity
Interest-bearing deposit liabilities	$154,146	$1,213	3.12%	$147,491	$1,302	3.50%	$59	$(148)	$(89)
Short-term borrowings	5,608	56	3.99	897	11	4.54	58	(13)	45
Long-term debt (d)	17,736	277	6.19	16,375	265	6.41	22	(10)	12
Total interest-bearing liabilities	177,490	1,546	3.46	164,763	1,578	3.80			(32)
Noninterest-bearing deposit liabilities	51			169
Total funding sources	177,541	1,546	3.46	164,932	1,578	3.80
Other liabilities	7,180			7,362
Total liabilities	184,721			172,294
Total equity	15,503			14,949
Total liabilities and equity	$200,224			$187,243
Net financing revenue and other interest income		$1,748			$1,584				$164
Net interest spread (g)			3.36%			3.22%
Net yield on interest-earning assets (h)			3.62%			3.51%
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
(c)Includes interest expense related to margin received on derivative contracts of $2 million for the three months ended September 30, 2026. Excluding this expense, the annualized yield was 3.63% for the three months ended September 30, 2026.
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
(f)Yield includes losses on the sale of off-lease vehicles of $16 million and gains on the sale of off-lease vehicles of $1 million for the three months ended September 30, 2026, and September 30, 2025, respectively. Excluding losses or gains on the sale of off-lease vehicles, the annualized yield was 5.91% and 6.64% for the three months ended September 30, 2026, and September 30, 2025, respectively.
(g)Net interest spread represents the difference between the rate on total interest-earning assets and the rate on total interest-bearing liabilities.
(h)Net yield on interest-earning assets represents annualized net financing revenue and other interest income as a percentage of total interest-earning assets.

Management’s Discussion and Analysis
Ally Financial Inc. • Form 10-Q

	2026			2025			Increase (decrease) due to
Nine months ended September 30, ($ in millions)	Average balance (a)	Interest income/interest expense	Yield/rate	Average balance (a)	Interest income/interest expense	Yield/rate	Volume	Yield/rate	Total
Assets
Interest-bearing cash and cash equivalents (b) (c)	$9,037	$242	3.58%	$8,896	$285	4.28%	$5	$(48)	$(43)
Investment securities (d)	28,184	691	3.28	27,781	701	3.37	10	(20)	(10)
Loans held-for-sale, net	322	34	13.91	147	17	15.16	20	(3)	17
Finance receivables and loans, net (d) (e) (f)	141,385	8,235	7.79	133,772	8,007	8.00	456	(228)	228
Investment in operating leases, net (g)	8,662	356	5.50	8,044	387	6.43	30	(61)	(31)
Other earning assets	843	38	6.02	634	27	5.76	9	2	11
Total interest-earning assets	188,433	9,596	6.81	179,274	9,424	7.03			172
Noninterest-bearing cash and cash equivalents	259			320
Other assets	11,690			11,860
Allowance for loan losses	(3,539)			(3,513)
Total assets	$196,843			$187,941
Liabilities and equity
Interest-bearing deposit liabilities	$152,780	$3,646	3.19%	$148,750	$4,034	3.63%	$109	$(497)	$(388)
Short-term borrowings	3,989	117	3.93	502	17	4.32	118	(18)	100
Long-term debt (d)	17,294	808	6.25	16,580	794	6.41	34	(20)	14
Total interest-bearing liabilities	174,063	4,571	3.51	165,832	4,845	3.91			(274)
Noninterest-bearing deposit liabilities	113			153
Total funding sources	174,176	4,571	3.51	165,985	4,845	3.91
Other liabilities (h)	6,953	4	n/m	7,441	1	n/m	n/m	n/m	3
Total liabilities	181,129			173,426
Total equity	15,714			14,515
Total liabilities and equity	$196,843			$187,941
Net financing revenue and other interest income		$5,021			$4,578				$443
Net interest spread (i)			3.30%			3.12%
Net yield on interest-earning assets (j)			3.56%			3.41%
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
(c)Includes interest expense related to margin received on derivative contracts of $3 million and $4 million for the nine months ended September 30, 2026, and September 30, 2025, respectively. Excluding this expense, the annualized yield was 3.62% and 4.33% for the nine months ended September 30, 2026, and September 30, 2025, respectively.
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
(g)Yield includes losses on the sale of off-lease vehicles of $28 million and $18 million for the nine months ended September 30, 2026, and September 30, 2025, respectively. Excluding losses on sale of off-lease vehicles, the annualized yield was 5.93% and 6.72% for the nine months ended September 30, 2026, and September 30, 2025, respectively.
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
Changes in Internal Control over Financial Reporting
In the normal course of business, we review our controls and procedures and make enhancements or modifications intended to support the quality of our financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Ally did not have any unregistered sales of equity securities during the three months ended September 30, 2026.
Purchases of Equity Securities by the Issuer
The following table presents repurchases of our common stock, by month, for the three months ended September 30, 2026.

Three months ended September 30, 2026	Total number of shares repurchased (a) (in thousands)	Weighted-average price paid per share (a) (b) (in dollars)	Total number of shares repurchased as part of publicly announced program (a) (c) (in thousands)	Maximum approximate dollar value of shares that may yet be repurchased under the program (a) (b) (c) ($ in millions)
July 2026	1,013	$44.28	1,013	$1,648
August 2026	1,839	43.58	1,839	1,568
September 2026	1,239	41.52	1,239	1,517
Total	4,091	43.13	4,091
(a)Includes common stock withheld to cover income taxes owed by participants in our share-based incentive plans.
(b)Excludes excise tax and brokerage commissions.
(c)On December 10, 2025, we announced a multi-year share repurchase program of up to $2.0 billion in common stock. The program commenced in the fourth quarter of 2025 and does not have an expiration date.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a) None.
(b) None.
(c) Director or Executive Officer Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of our directors or executive officers, as defined in Rule 16a-1 under the Exchange Act, adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 or Regulation S-K.
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

Ally Financial Inc. • Form 10-Q
Item 6.    Exhibits
The exhibits listed on the following index of exhibits are filed as a part of this report.

Exhibit	Description	Method of Filing

3.2	Ally Financial Inc. Amended and Restated Bylaws	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of October 7, 2026, (File No. 1-3754), incorporated herein by reference.

22.1	Subsidiary Guarantors	Filed as Exhibit 22 to the Company’s Quarterly Report for the period ended March 31, 2020, on Form 10-Q (File No. 1-3754), incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)	Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350	Filed herewith.

101
The following information from our Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Comprehensive (Loss) Income (unaudited), (ii) Condensed Consolidated Balance Sheet (unaudited), (iii) Condensed Consolidated Statement of Changes in Equity (unaudited), (iv) Condensed Consolidated Statement of Cash Flows (unaudited), and (v) the Notes to the Condensed Consolidated Financial Statements (unaudited)
Filed herewith.

104	The cover page of our Form 10-Q for the quarter ended September 30, 2026, (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

Signatures
Ally Financial Inc. • Form 10-Q
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of November, 2026.

Ally Financial Inc. (Registrant)

/S/ RUSSELL E. HUTCHINSON
Russell E. Hutchinson Chief Financial Officer

/S/ AUSTIN T. MCGRATH
Austin T. McGrath Vice President, Controller, and Chief Accounting Officer